Form 10-Q
period 2014-03-31
1847 Holdings LLC
filed 2014-06-23
CIK 1599407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

1847 HOLDINGS LLC
(Exact name of registrant as specified in its charter)

Delaware	333-193821	38-3922937
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

590 Madison Avenue, 18th Floor New York, NY	10022
(Address of principal executive offices)	(Zip Code)

(212) 521-4052
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 20, 2014 there were 1,028,000 common shares of the registrant issued and outstanding.

1847 HOLDINGS LLC
Quarterly Report on Form 10-Q
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Cautionary Note Regarding Forward-Looking Statements		3

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013	4

	Condensed Consolidated Statements of Operations for three months ended March 31, 2014 and for the Period Since Inception (January 22, 2013) to March 31, 2013 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for three months ended March 31, 2014 and for the Period Since Inception (January 22, 2013) to March 31, 2013 (unaudited)	6

	Notes to Condensed Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition of and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	25

SIGNATURES		26

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. We cannot give any guarantee that the plans, intentions or expectations described in the forward-looking statements will be achieved. All forward-looking statements involve significant risks and uncertainties, and actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those factors described in the “Risk Factors” section of our Registration Statement on Form S-1, as amended, that was filed with the Securities and Exchange Commission on May 6, 2014. Readers should carefully review such risk factors as well as factors described in other documents that we file from time to time with the Securities and Exchange Commission.

In some cases, you can identify forward-looking statements by terminology such as “guidance,” “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “proposed,” “intended,” or “continue” or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other “forward-looking” information. There may be events in the future that we are not able to accurately predict or control. You should be aware that the occurrence of any of the events described in our risk factors and other disclosures could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, and levels of activity, performance or achievements. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include, without limitation:

•
our ability to successfully identify and acquire a platform acquisition and to operate such business and any other businesses that we acquire in the future and to effectively integrate and improve such business and any future acquisitions;

•	our ability to service and comply with the terms of indebtedness that we expect to incur in the future;

•	our cash flow available for distribution after we identify and acquire a platform acquisition and our ability to make distributions in the future to our shareholders;

•	our ability to pay the management fee, profit allocation and put price when due;

•	our ability to make and finance future acquisitions, including, but not limited to, the acquisition of a platform acquisition after it has been identified;

•	our ability to implement our acquisition and management strategies;

•	the regulatory environment in which our future businesses may operate under;

•	trends in the industries in which our future businesses may operate;

•	the competitive environment in which our future businesses will operate;

•	changes in general economic or business conditions or economic or demographic trends in the United States including changes in interest rates and inflation;

•	our and our manager’s ability to retain or replace qualified employees of our future businesses and our manager;

•	casualties, condemnation or catastrophic failures with respect to any of our future business’ facilities;

•	the implementation, costs and effects of legal and administrative proceedings, settlements, investigations and claims; and

•	extraordinary or force majeure events affecting the business or operations of our future businesses.

Readers are cautioned not to place undue reliance on our forward-looking statements, which reflect management’s opinions only as of the date thereof. We undertake no obligation to revise or publicly release the results of any revision of our forward-looking statements, except as required by law.

1847 HOLDINGS LLC
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEET

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Accounts receivable	$25,000	$12,500
Prepaid financing costs	15,000	15,000
Other assets	369	369

TOTAL CURRENT ASSETS	40,369	27,869

INVESTMENTS	6	6

TOTAL ASSETS	$40,375	$27,875

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$37,993	$23,468
Advances, related party	15,444	15,075

TOTAL LIABILITIES	53,437	38,543

SHAREHOLDERS’ DEFICIT
Allocation shares, 1,000 shares issued and outstanding	1,000	1,000

Common Shares: 50,000,000 shares authorized, 1,025,000 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	15,006	15,006
Deficit accumulated during the development stage	(29,068)	(26,674)

TOTAL SHAREHOLDERS’ DEFICIT	(13,062)	(10,668)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$40,375	$27,875

The accompanying notes are an integral part of these condensed consolidated financial statements.

1847 HOLDINGS LLC
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	March 31, 2014	For the Period From January 22, 2013 (Inception) to March 31, 2013		For the Period January 22, 2013 (Inception) through March 31, 2014
	(Unaudited)	(Unaudited)		(Unaudited)

REVENUES	$43,750	$-		$87,500

OPERATING EXPENSES
General and administrative	44,119	246		89,075
Professional fees	2,025	7,000		27,493
TOTAL OPERATING EXPENSES	46,144	7,246		116,568

NET LOSS FROM OPERATIONS	(2,394)	(7,246	) )	(29,068)

PROVISION FOR INCOME TAXES	-	-		-

NET LOSS	$(2,394)	$(7,246))		$(29,068)

Net Loss Per Share: Basic and diluted	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding: Basic and diluted	1,025,000	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

1847 HOLDINGS LLC
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	March 31, 2014	For the Period January 22, 2013 (Inception) through March 31, 2013		For the Period January 22, 2013 (Inception) through March 31, 2014
	(Unaudited)	(Unaudited)		(Unaudited)
OPERATING ACTIVITIES
Net loss	$(2,394)		$(7,246)	$(29,068)

Adjustments to reconcile net income to net cash provided by operating activities:
Changes in operating assets and liabilities:
Increase accounts receivable	(12,500)		-	(25,000)
Increase in other assets	-		(369)	(369)
Increase (decrease) in accrued expenses	14,525		6,000	37,993
Net cash used in operating activities	(369)		(1,615)	(16,444)

INVESTING ACTIVITIES
Investments	-		-	-

Net cash (used) by investing activities	-		-	-

FINANCING ACTIVITIES
Proceeds from allocation shares	-		1,000	1,000
Loans from director	369		615	15,444
Net cash (used) by financing activities	369		1,615	16,444

NET INCREASE (DECREASE) IN CASH	-		-	-

CASH
Beginning of period	-		-	-
End of period	$-		$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$-		$-	$-
Income taxes paid	$-		$-	$-

Non-cash investing activity:
Acquisition of investments in exchange for common shares	$-	$		$6
Share based compensation – prepaid financing costs	$-	$		$15,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

1847 HOLDINGS LLC
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

1847 Holdings LLC was formed under the laws of the State of Delaware on January 22, 2013. We are a development stage company in a business to acquire small to medium size businesses in a variety of different industries.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, 1847 Management Services, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development stage companies. A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting). The Company has adopted a calendar year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had no cash as of March 31, 2014.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents and amounts due to shareholder. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

1847 HOLDINGS LLC
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Revenue Recognition

Revenue will be recognized when it is realized or realizable and earned. Specifically, revenue will be recognized when all of the following criteria are met: (1) Persuasive evidence of an arrangement exists; (2) Service has occurred, customer acceptance has been achieved; (3) Our selling price to the buyer is fixed and determinable; and (4) Collection is reasonably assured. The Company recognizes revenue when services have been provided and collection is reasonably assured.

Share-Based Compensation

Share-based compensation is accounted for at fair value in accordance with ASC Topic 718. To date, the Company has not adopted a share option plan and has not granted any share options.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of March 31, 2014.

Comprehensive Income

The Company has established standards for reporting and display of comprehensive income, its components and accumulated balances. When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

Recent Accounting Pronouncements

1847 Holdings LLC does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 4 – INVESTMENTS

On September 15, 2013, 1847 Management Services, Inc., the Company's wholly owned subsidiary, acquired a 50% interest in each of PPI Management Group, LLC and Christals Management LLC from our Chief Executive Officer and controlling shareholder, Ellery W. Roberts. In connection with the acquisition of such equity interests from Mr. Roberts, we issued to Mr. Roberts 875,000 of our common shares pursuant to a securities purchase agreement.

1847 HOLDINGS LLC
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 5 – RELATED PARTIES

Management Services Agreement

The company and our manager have entered into a management services agreement on April 15, 2013, pursuant to which we are required to pay our manager a quarterly management fee equal to 0.5% (2.0% annualized) of our company’s adjusted net assets for services performed. On September 15, 2013, we entered into an amendment to our management services agreement that provides that in lieu of paying a quarterly management fee under the management services agreement based upon the adjusted net assets of our management consulting business, we will pay our manager a flat quarterly fee equal to $43,750. This amendment only applies to our management consulting business and will not apply to any businesses that we acquire in the future.

Advances

From time to time, the Company has received advances from certain of its officers and related parties to meet short term working capital needs. For the period ended March 31, 2014 and December 31, 2013, a total of $15,444 and $15,075 advances from related parties is outstanding. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

NOTE 6 – EQUITY

Allocation shares

As of March 31, 2014 and December 31, 2013, the Company has designated 1,000 shares of Allocation Shares, these shares have all the voting rights, of which 1,000 shares of Allocation Shares are issued and outstanding.

Our manager owns 100% of the allocation shares of our company, which are a separate class of limited liability company interests that, together with the common shares, will comprise all of the classes of equity interests of our company. Our manager received the allocation shares with its initial capitalization of our company. The allocation shares generally will entitle our manager to receive a 20% profit allocation as a form of incentive designed to align the interests of our manager with those of our shareholders. Profit allocation has two components: an equity-based component and a distribution-based component. The equity-based component will be paid when the market for our shares appreciates, subject to certain conditions and adjustments. The distribution-based component will be paid when the distributions we pay to our shareholders exceed an annual hurdle rate of 8.0%, subject to certain conditions and adjustments. While the equity-based component and distribution-based component are interrelated in certain respects, each component may independently result in a payment of profit allocation if the relevant conditions to payment are satisfied.

The 1,000 allocation shares are issued and outstanding and held by our manager, which is controlled by Mr. Roberts, our chief executive officer and controlling shareholder.

Common shares

The Company has authorized 50,000,000 Common Shares, these shares have no voting rights. As of March 31, 2014 and December 31, 2013, the Company had 1,025,000 of Common Shares issued and outstanding.

There were no common shares issued during the period ended March 31, 2014.

During the period ended December 31, 2013, the Company issued the following equity securities:

•
In September 2013, the Company entered into securities purchase agreements, pursuant to which the Company issued 875,000 shares of the Company’s Common Shares in exchange for a 50% interest in each of PPI Management Group, LLC and Christals Management LLC from our Chief Executive Officer and controlling shareholder, Ellery W. Roberts.

•	In September 2013, the Company issued 150,000 Common Shares for professional services. The Company recognized the fair market value of $15,000 as a deferred financing cost.

1847 HOLDINGS LLC
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. An office space has been leased on a month by month basis.

The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to March 31, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Overview

1847 Holdings LLC (the “Company,” “we,” “us,” and “our”) is a development stage company currently operating a consulting and advisory services business with plans to acquire additional small to medium size businesses in a variety of different industries. Through our structure, we plan to offer investors an opportunity to participate in the ownership and growth of a portfolio of businesses that traditionally have been owned and managed by private equity firms, private individuals or families, financial institutions or large conglomerates. We believe that our management and acquisition strategies will allow us to achieve our goals of growing distributions to our shareholders and increasing shareholder value over time.

As an initial step in our plan to acquire small to medium size businesses in a variety of different industries our newly formed subsidiary, 1847 Management Services, Inc., or 1847 Management, acquired a 50% interest in each of PPI Management Group, LLC, or PPI Management, and Christals Management LLC, or Christals Management, from our Chief Executive Officer and controlling shareholder, Ellery W. Roberts. In connection with the acquisition of such equity interests from Mr. Roberts, we issued to Mr. Roberts 875,000 of our common shares pursuant to a securities purchase agreement, dated September 15, 2013, between our company and Mr. Roberts. Each of PPI Management and Christals Management are management consulting and advisory firms. Mr. Roberts is a manager of each of PPI Management and Christals Management and is responsible for providing consulting and advisory services to the clients of PPI Management and Christals Management. We also acquired these business interests in an attempt to minimize future conflicts of interest involving the splitting of Mr. Roberts’s business time. Mr. Roberts and the board of directors of our company determined that it would be in the best interests of our company to acquire such interests in PPI Management and Christals Management so that our company can operate such management consulting and advisory businesses and so Mr. Roberts’s business time will not be diverted away from the business and affairs of our company.

Although we expect to continue to operate our management consulting business and generate revenues therefrom, we do not intend to expand our management consulting business by seeking new clients at this time. Instead, we plan to focus all of our efforts (other than efforts necessary to operate PPI Management and Christals Management) on identifying a platform acquisition, raising capital necessary to consummate a platform acquisition after it is identified, and completing a platform acquisition after the necessary capital is raised.

We are a development stage company that is expected to generate revenues through the provision by our indirect subsidiaries, PPI Management and Christals Management, of management consulting services to two clients under separate advisory agreements. Since we only hold a 50% interest in each of PPI Management and Christals Management, we will be entitled to 50% of the revenues and net income of PPI Management and Christals Management.

Under our advisory agreement with Peekay Acquisition, LLC, or Peekay, Christals Management generates annual revenues of $250,000 per year payable quarterly. Since 1847 Management owns 50% of Christals Management, 1847 Management is entitled to 50% of the aggregate $250,000 in compensation under the Christals advisory agreement, or $125,000 per year. This amount is paid to Christals Management in quarterly installments. Under our advisory agreement with PPI Acquisition Holdings, LLC, or PPI Acquisition, PPI Management is entitled to a fee equal to 5.75% of PPI Acquisition’s earnings before interest, taxes, depreciation and amortization, or EBITDA, payable as follows: (i) 3.75% of EBITDA for any fiscal quarter is payable quarterly in advance and (ii) the difference between 5.75% of EBITDA for any fiscal year and the aggregate quarterly payments previously paid with respect to fiscal quarters in such fiscal year, payable yearly in arrears.

Our cash balance is $0 as of March 31, 2014. Our current cash balance will not be sufficient to fund our operations for the next 12 months and to qualify our minimum cash requirements necessary to fund 12 months of operations, if we are unable to successfully raise money in our public offering. We will need funding from this offering in order to achieve our business plan goals. The minimum amount of financing that we need in the next 12 months to begin operations we estimate to be $60,000. Our current operations are solely dependent on personal loans and capital contributions from our principal executive officer. We have been utilizing and may utilize funds from Ellery W. Roberts, our Chief Executive Officer and Chairman, who has informally agreed to advance funds to allow us to pay for offering costs, filing fees, professional fees, including fees payable in connection with the filing of our registration statement and this report, and operation expenses. There is no a maximum amount of funds that Mr. Roberts has agreed to advance. Mr. Roberts has no formal commitment, arrangement or legal obligation to advance or loan funds to our company. In order to achieve our business plan goals, we will need the funding from our public offering.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated significant revenues and will incur additional expenses as a result of being a public reporting company. If we are unable to obtain additional working capital our business may fail. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is investments by our Chief Executive Officer and Chairman in our company. We must raise cash to implement our projected plan of operations.

No proceeds of our public offering will be used as direct or indirect payments, including loan repayments, to Mr. Roberts or his affiliates.

We qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act, or JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002;

•
comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency”; and

•	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, or Securities Act, for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, or Exchange Act, which would occur if the market value of our common shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

Initial Public Offering

On May 9, 2014, the Company commenced its initial public offering (“the IPO”) of 500,000 common shares at an offering price of $1.00 per share.

Critical Accounting Policies

The following discussion relates to critical accounting policies for our company and our management consulting business. The preparation of our financial statements in conformity with GAAP will require us to adopt accounting policies and make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates under different assumptions and judgments and uncertainties, and potentially could result in materially different results under different conditions. Our critical accounting policies are discussed below. These policies are generally consistent with the accounting policies followed by our management consulting business. Our board of directors will review these critical accounting policies.

Supplemental Put Provision

Our operating agreement contains a supplemental put provision pursuant to which our manager has the right to cause our company to purchase the allocation shares then owned by our manager upon termination of the management services agreement with our manager for a price to be determined in accordance with and subject to the conditions provided in the put provision. The allocation shares will be recorded at their redemption value as a result of the allocation shareholder’s ability to require our company to purchase the allocation shares upon exercise of the supplemental put. The allocation shares will be reflected outside of permanent equity in the mezzanine section of the balance sheet at the closing of our public offering. The change in value of the allocation shares will be recorded through the income statement as a dividend between net income and net income available to common shareholders. The redemption value of the allocation shares is largely related to the fair value of the profit allocation that our manager, as holder of the allocation shares, will receive. The valuation of the allocation shares requires the use of complex models, which are produced based on highly sensitive assumptions and estimates. The impact of over-estimating or under-estimating the redemption value of the allocation shares could have a material adverse effect on future operating results. In addition, the value of the allocation shares will be subject to the volatility of our company’s operations, which may result in significant period-to-period fluctuations in the amount recorded for the allocation shares.

Manager’s Profit Allocation

We are obligated to pay our manager, as holder of the allocation shares, a profit allocation, which will be paid as a distribution on the allocation shares. The profit allocation to be paid to our manager is intended to reflect a sharing of the distributions we make to our shareholders in excess of an annual hurdle rate.

The profit allocation will be accounted for as a dividend recorded through equity and not as an expense through the statement of operations. However, the dividend will be recorded between net income and net income available to common shareholders. The profit allocation will be recorded quarterly based on the change in the amount payable to the allocation shareholder.

Revenue Recognition

Our company recognizes revenue when it is realized or realizable and earned. Our company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, the product has been shipped or the services, including installation services, have been provided to the customer, the sales price is fixed or determinable and collectability is reasonably assured. Provisions for customer returns and other allowances based on historical experience are recognized at the time the related sale is recognized.

Business Combinations

The acquisition of our management consulting business and any future acquisitions of controlling interest in other businesses will be accounted for under the purchase method of accounting as provided under GAAP (we have not entered into any letters of intent nor have we currently identified any specific businesses to acquire). The amounts assigned to the identifiable assets acquired and the liabilities assumed in connection with each acquisition will be based on their respective estimated fair values as of the date of acquisitions with the remainder, if any, to be recorded as goodwill. The fair values will be determined by our management team, taking into consideration information supplied by our manager’s operating partners, the management of the acquired entities and other relevant information. The determination of fair values requires significant judgment by our management team, which may consult with outside consultants on future acquisitions to assist in the process. This judgment could result in either higher or lower value being assigned to amortizable or depreciable assets, which could result in either higher or lower amortization or depreciation expense.

Goodwill and Intangible Assets

Significant intangible assets that will be acquired in connection with the future acquisition by us of businesses will likely include customer relationships, trade names, trademarks and goodwill.

Trade names and trademarks acquired in the contemplated acquisition are amortized over their respective lives or, in some cases, may be considered indefinite life intangibles which are not amortizable pursuant to GAAP. Goodwill represents the excess purchase price over fair value of net assets acquired and liabilities assumed in a business combination. Goodwill is not subject to amortization. The intangibles acquired in the contemplated transaction that will be subject to amortization are customer relationships and will be amortized using the straight-line method over the estimated useful lives of the intangible assets, which we will determine based on the consideration of several factors including historical customer turnover rates. Intangible assets are required to be assessed for impairment annually, or more often in certain circumstances, in accordance with ASC 350 Intangible Goodwill and Other Assets.

The goodwill impairment test is a two-step process, which will require management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of each of our businesses based on a discounted cash flow model using revenue and profit forecasts and comparing those estimated fair values with the carrying values, which include the allocated goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of a business’s “implied fair value” of goodwill requires the allocation of the estimated fair value of the business to the assets and liabilities of the businesses. Any unallocated fair value represents the “implied fair value” of goodwill, which will then be compared to its corresponding carrying value and an impairment loss will be recognized in the amount equal to the difference. The “implied fair value” of our businesses will be determined by our management team and will generally be based upon future cash flow projections for the business, discounted to present value. In conducting future goodwill impairment tests, we will use outside valuation consultants when our management team considers it appropriate to do so.

The impairment tests for trade names and trademarks require the determination of the fair value of such assets. The impairment test for customer relationships also must be evaluated based upon the impact of any significant changes in our company’s customer base, relationships and turnover rates. If the fair value of a trade name, trademark, or customer relationship is less than its carrying value, an impairment loss will be recognized in an amount equal to the difference.

We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and/or the other intangible assets. Such events include, but are not limited to strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base and material adverse effects in relationships with significant customers.

Property, Plant and Equipment

Property, plant and equipment of our management consulting business and any businesses that we may acquire in the future will be recorded at fair value and property, plant and equipment subsequently purchased by our businesses will be recorded at cost. Depreciation on property, plant and equipment will be computed using the straight-line method over the estimated useful lives of the property, plant and equipment. The useful lives of property, plant and equipment are determined based upon historical experience and the anticipated use of the property, plant and equipment based upon our current plans. Useful lives represent the periods the assets are expected to remain in service assuming normal routine maintenance. We will review the estimated useful lives assigned to property, plant and equipment when experience suggests that they may have changed from our initial assessment. Factors that lead to such a conclusion may include physical observation of asset usage, examination of realized gains and losses on asset disposals and consideration of current market trends such as technological obsolescence or change in market demand.

We will perform impairment reviews of property, plant and equipment when events or circumstances indicate that the value of the assets may be impaired. Indicators include operating or cash flow losses, significant decreases in market value or changes in the long-lived assets’ physical condition. When indicators of impairment are present, management will need to determine whether the sum of the undiscounted future cash flows estimated to be generated by the potentially impaired assets is less than the carrying amount of those assets. In this circumstance, the impairment loss will be recognized equal to the amount by which the carrying amount of the assets exceeds their fair value. The estimates of both the undiscounted future cash flows and the fair values of assets require the use of complex models, which are produced based upon numerous assumptions and estimates by management. In certain circumstances, experts may be utilized to assist management in measuring the impairment loss associated with property, plant and equipment.

Stock Equity-Based Compensation

ASC 718 Compensation-Stock Compensation, sets accounting requirements for “share-based” compensation to employees and requires companies to recognize in the income statement the grant-date fair value of the stock options and other equity-based compensation. 1847 Management did not have any stock equity-based compensation. It is our company’s policy to account for equity-based compensation in accordance with ASC 718.

Recent Accounting Pronouncements

1847 Holdings LLC does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the company’s results of operations, financial position or cash flow.

Our Company

Net Sales

We do not plan to generate sales apart from those generated by our management consulting business and those other businesses that we may acquire in the future. However, we plan on generating interest income on the investment of available funds. The amount of investment income will be dependent upon the available funds and may vary significantly from period to period. Our investment in our management consulting business and in future businesses that we may acquire will be in the form of loans from our company to our management consulting business, as well as equity contributions to that business. Cash flow coming to us will be the result of interest and principal payments on those loans and potentially dividends. However, these loans will be eliminated in consolidation in accordance with GAAP.

Expenses

Our operating expenses will primarily consist of cost of professional services and for other fees, costs and expenses. These other expenses will include the cost of audits, Sarbanes-Oxley compliance costs, directors and officers insurance premiums paid, and tax preparation services. We estimate that our company’s incremental operating expenses will be approximately $100,000 during our first full year of operation.

In addition to the incremental operating expenses discussed above, pursuant to the management services agreement, our company will pay our manager a quarterly management fee equal to 0.5% (2.0% annualized) of our adjusted net assets, which is defined in the management services agreement. By amendment to the management services agreement, in lieu of paying a quarterly management fee under the management services agreement based upon the adjusted net assets of our management consulting business, we will pay our manager a flat quarterly fee equal to $43,750. We expect to generate sufficient revenues from our management consulting business to pay our manager a flat quarterly fee of $43,750. Although we expect that our management consulting business will generate sufficient fees to cover the manager’s quarterly flat fee, if for any reason it does not, our manager has agreed verbally that such fee will accrue until sufficient revenues are generated. We also expect that until we begin making acquisitions, all revenues generated from our management consulting business will be used to cover operating expenses, including management fees. We will not use the proceeds of our public offering to pay our manager the quarterly management-consulting fee. This amendment only applies to our management consulting business and will not apply to any businesses that we acquire in the future. The amount of the management fee payable will be reduced by the aggregate amount of any offsetting management fees, if any, received by our manager from any of the businesses that we may acquire in the future. As part of its business strategy, our company does intend to acquire additional businesses (we have not entered into any letters of intent nor have we currently identified any specific businesses to acquire). We intend to finance our acquisition strategy primarily through a combination of using the funds raised in our public offering, issuing new equity and incurring debt as well as cash generated by operations. Therefore, the net adjusted assets, and the management fee, may fluctuate from quarter to quarter due to acquisitions or dispositions of our businesses and performance of our businesses. The growth in the adjusted net assets as defined in the management services agreement will, most likely, increase due to these acquisitions and will increase the management fee regardless of whether such acquisitions contribute positively to our net income. As a result, we anticipate that the management fee will represent a significant percentage of our net income following the acquisition by us of businesses in the future. See the section entitled “Our Manager—Our Manager as a Service Provider—Management Fee” of our Registration Statement on Form S-1, as amended, for more information about the calculation, an example of such calculation and payment of the management fee and the specific definitions of the terms used in such calculation.

Financial Condition, Liquidity and Capital Resources

Following our public offering, we will generate cash on an ongoing basis from our management consulting business in addition to any dividends received from our future businesses. We intend to raise funds for additional acquisitions primarily through debt financing at our company level, additional equity offerings, the sale of all or a part of our businesses or by undertaking a combination of any of the above. In addition to acquiring businesses, we expect to sell businesses that we own from time to time when attractive opportunities arise.

Our primary use of funds will be for public company expenses including cash distributions to our shareholders, investments in future acquisitions, payments to our manager pursuant to the management services agreement, potential payment of profit allocation to our manager and potential put price to our manager in respect of the allocation shares it owns. The management fee, expenses, potential profit allocation and potential put price are paid before distributions to shareholders and may be significant and exceed the funds held by our company, which may require our company to dispose of assets or incur debt to fund such expenditures. See the section entitled “Our Manager” of our Registration Statement on Form S-1, as amended, for more information concerning the management fee, the profit allocation and put price.

The amount of management fee paid to our manager by our company is reduced by the aggregate amount of any offsetting management fees, if any, received by our manager from any of our businesses. As a result, the management fee paid to our manager may fluctuate from quarter to quarter. The amount of management fee paid to our manager may represent a significant cash obligation and will be senior in right to payments of distributions to our shareholders. In this respect, the payment of the management fee will reduce the amount of cash available for distribution to shareholders. See the section entitled “Our Manager—Our Manager as a Service Provider—Management Fee” of our Registration Statement on Form S-1, as amended, for more information on the calculation of the management fee.

Our manager, as holder of 100% of our allocation shares, is entitled to receive a 20% profit allocation as a form of preferred equity distribution that is subject to an annual hurdle rate of 8.0% with respect to distributions to our shareholders. The determination of the amount of profit allocation is dependent on a number of factors, including the amount of distributions to our shareholders, the operating results of our businesses and the market value of our common shares outstanding. We cannot determine the amount of profit allocation that will be paid to our manager because the factors impacting the determination of the profit allocation cannot be estimated or predicted with any degree of certainty. As an initial matter, these factors will fluctuate substantially during the period prior to the first calculation of profit allocation and, therefore, these factors will fluctuate from quarter to quarter. These fluctuations will significantly impact the amount of profit allocation to be paid to our manager. The amount of profit allocation may represent a significant cash payment and is senior in right to payments of distributions to our shareholders. Therefore, the amount of profit allocation paid, when paid, will reduce the amount of cash available to our company for its operating and investing activities, including future acquisitions. See the section entitled “Our Manager—Our Manager as an Equity Holder—Manager’s Profit Allocation” of our Registration Statement on Form S-1, as amended, for more information on the calculation of the profit allocation.

Our operating agreement also contains a supplemental put provision, which gives our manager the right, subject to certain conditions, to cause our company to purchase the allocation shares then owned by our manager upon termination of the management services agreement. The amount of put price under the supplemental put provision is conceptually based on the formulation of profit allocation and is generally intended to provide our manager with a right to receive 20% of the value of our company upon sale of the allocation shares determined by reference to the value distributed to or otherwise realized by our shareholders. As is the case with profit allocation, the calculation of the put price is complex and based on many factors that cannot be predicted with any certainty at this time. See the section entitled “Our Manager—Our Manager as an Equity Holder—Supplemental Put Provision” of our Registration Statement on Form S-1, as amended, for more information on the calculation of the put price. The put price obligation, if the manager exercises its put right, will represent a significant cash payment and is senior in right to payments of distributions to our shareholders. Therefore, the amount of put price will reduce the amount of cash available to our company for its operating and investing activities, including future acquisitions.

Dividend and Distribution Policy

We intend to pursue a policy of making regular distributions on our outstanding common shares after we acquire a platform business that has sufficient cash flow to permit us to make regular distributions. Our policy is based on the liquidity and capital of our businesses and on our intention to pay out as distributions to our shareholders the majority of cash resulting from the ordinary operation of the businesses, and not to retain significant cash balances in excess of what is prudent for our company or our businesses, or as may be prudent for the consummation of attractive acquisition opportunities.

Our company anticipates using such cash received to make debt repayments, pay operating expenses, including the management fee, and to make distributions. We may use such cash from the capital resources of our company to pay distributions. See the section entitled “Material U.S. Federal Income Tax Considerations” of our Registration Statement on Form S-1, as amended, for more information about the tax treatment of distributions to our shareholders.

Our ability to pay distributions may be constrained by our operating expenses, which include the management fee to be paid to our manager pursuant to the management services agreement. Other constraints on our ability to pay distributions include unknown liabilities, government regulations, financial covenants of the debt of our company, funds needed for acquisitions and to satisfy short- and long-term working capital needs of our businesses, or if the businesses that we may acquire in the future do not generate sufficient earnings and cash flow to support the payment of such distributions. In particular, we may incur additional debt in the future to acquire new businesses, which debt will have additional debt commitments, which must be satisfied before we can make distributions. These factors could affect our ability to continue to make distributions, in the initial quarterly per share amounts or at all.

Our manager owns 100% of the allocation shares in our company, which generally will entitle our manager to receive a 20% profit allocation as a form of preferred equity distribution, subject to an annual hurdle rate of 8.0%, which is applicable to our distributions to our shareholders. Accordingly, the cash flow available for distribution to shareholders will be reduced by the payment of profit allocation to our manager. See the section entitled “Our Manager—Our Manager as an Equity Holder—Manager’s Profit Allocation” of our Registration Statement on Form S-1, as amended, for more information about the profit allocation.

In addition, our operating agreement contains a supplemental put provision pursuant to which our manager has the right to cause our company to purchase the allocation shares then owned by our manager upon termination of the management services agreement. Our company’s obligations under the supplemental put provision are absolute and unconditional. In addition, the supplemental put provision places certain additional obligations on our company upon exercise of our manager’s put right until such time as our company’s obligations under the supplemental put provision have been satisfied, including limitations on declaring and paying any distributions. See the section entitled “Our Manager—Our Manager as an Equity Holder—Supplemental Put Provision” of our Registration Statement on Form S-1, as amended, for more information.

Contractual Obligations

We have engaged our manager to manage the day-to-day operations and affairs of our company. Our relationship with our manager will be governed principally by the following agreements:

•	the management services agreement relating to the management services our manager will perform for us and the businesses we own and the management fee to be paid to our manager in respect thereof; and

•
our company’s operating agreement setting forth our manager’s rights with respect to the allocation shares it owns, including the right to receive profit allocations from our company, and the supplemental put provision relating to our manager’s right to cause our company to purchase the allocation shares it owns.

Pursuant to the management services agreement that we entered into with our manager, our manager will have the right to cause our company to purchase the allocation shares then owned by our manager upon termination of the management services agreement. The redemption value of the allocation shares will be recorded outside of permanent equity in the mezzanine section of the balance sheet. We will recognize any change in the redemption value of the allocation shares by recording a dividend between net income and net income available to common shareholders. The amount recorded for the allocation shares is largely related to the fair value of the profit allocation that our manager, as holder of the allocation shares, will receive. The carrying value of the allocation shares will represent an estimate of the amounts to ultimately be paid to our manager, whether as a result of the occurrence of one or more of the various trigger events or upon the exercise of the supplemental put provision contained in our operating agreement following the termination of the management services agreement. See the section entitled “Our Manager—Our Manager as an Equity Holder—Supplemental Put Provision” of our Registration Statement on Form S-1, as amended, for more information about this agreement.

We also expect that our manager will enter into offsetting management services agreements, transaction services agreements and other agreements, in each case, with some or all of the businesses that we acquire in the future. See the sections entitled “Management Services Agreement” and “Our Manager” of our Registration Statement on Form S-1, as amended, for information about these and other agreements our company intends to enter into with our manager.

Plan of Operation

We believe that we must raise at least $60,000 in order to sustain operations for at least 12 months. However if we are unable to successfully identify and acquire a platform business that generates cash flow we may quickly use up the proceeds from our public offering.

To meet our need for cash we are attempting to raise money from our public offering. We believe that we will be able to raise enough money through this offering to run our operations but we cannot guarantee this. If we are unable to successfully identify and acquire a platform business that generates sufficient cash flow in the near future we may quickly use up the proceeds from this offering and will need to find alternative sources. At the present time, we have not made any arrangements to raise additional cash, other than through this offering.

Upon completion of our public offering, which may take up to 180 days or more, our specific goal is to try to identify and acquire a profitable platform business.

Our plan of operations is as follows:

Twelve-Month Plan of Operation

First Month

Action	Estimated Cost
Marketing, advertising*	$13,000
Rent	$2,000
Other running expenses	$5,000

Second Month

Action	Estimated Cost
Marketing, advertising*	$13,000
Rent	$2,000
Other running expenses	$5,000

Third Month

Action	Estimated Cost
Marketing, advertising*	$13,000
Rent	$2,000
Other running expenses	$5,000

Fourth Month

Action	Estimated Cost
Marketing, advertising*	$13,000
Rent	$2,000
Other running expenses	$5,000

Fifth Month

Action	Estimated Cost
Marketing, advertising*	$13,000
Rent	$2,000
Other running expenses	$5,000

Sixth Month

Action	Estimated Cost
Marketing, advertising*	$13,000
Rent	$2,000
Other running expenses	$5,000

Seventh Month

Action	Estimated Cost
Marketing, advertising*	$13,000
Rent	$2,000
Other running expenses	$5,000

Eighth Month

Action	Estimated Cost
Marketing, advertising*	$13,000
Rent	$2,000
Other running expenses	$5,000

Ninth Month

Action	Estimated Cost
Marketing, advertising*	$13,000
Rent	$2,000
Other running expenses	$5,000

Tenth Month

Action	Estimated Cost
Marketing, advertising*	$13,000
Rent	$2,000
Other running expenses	$5,000

Eleventh Month

Action	Estimated Cost
Marketing, advertising*	$13,000
Rent	$2,000
Other running expenses	$5,000

Twelfth Month

Action	Estimated Cost
Marketing, advertising*	$13,000
Rent	$2,000
Other running expenses	$5,000
_______________
* Marketing and advertising activities will include electronic and postal mail of brochures and marketing collateral to investment banks, institutions, service providers (including accountants and attorneys) and others for the purposes of driving “top of mind” presence with intermediaries that represent the interests of potential target opportunities.

Public Offering

We expect to complete our public offering within 180 days after the declaration of effectiveness of our registration statement by the Securities and Exchange Commission, which occurred on May 9, 2014. We intend to concentrate our efforts on raising capital during this period. Our operations will be limited due to the limited amount of funds on hand.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Limited Operating History

There is no historical financial information about us upon which to base an evaluation of our performance. We are in start-up stage operations and have not generated a significant amount of revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

Results of Operations

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue our operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Comparison of Three Months ended March 31, 2014 to Period from January 22, 2013 (Inception) to March 31, 2013

Revenue

The Company generated management fee revenues from our indirect subsidiaries in the amount of $43,750 in the three months ended March 31, 2014. On September 15, 2013, 1847 Management Services, Inc., the Company's wholly owned subsidiary, acquired a 50% interest in each of PPI Management Group, LLC and Christals Management LLC from our Chief Executive Officer and controlling shareholder, Ellery W. Roberts. There was no revenue generated from the January 22, 2013 (Inception) through March 31, 2013.

Operating Expenses

Administrative and professional fees amounted to $46,114 and $7,246, respectively, for the three months ended March 31, 2014 and the period from January 22, 2013 (inception) through December 2013, respectively. The current period costs is predominately a flat quarterly fee equal to $43,750 due and payable to our manager under the management services agreement. There was no management services agreement from the January 22, 2013 (Inception) through March 31, 2013, however, the expenses were primarily related to due diligence costs of an investment previously considered by the Company

Operating loss

Our loss since inception is $29,068 attributable to the administrative costs and professional fees incurred as there is currently no gross margin generated from our management fee revenue. We have not meaningfully commenced our proposed business operations and will not do so until we have completed our private placement offering.

Liquidity and Capital Resources of our Management Consulting Business

As of March 31, 2014, we had $0 cash and our liabilities were $53,437, including $15,444 owed to Ellery W. Roberts, our Chief Executive Officer and Chairman.

Since inception, we have sold 875,000 common shares to our Chief Executive Officer and Chairman, in exchange for a 50% equity interest in each of PPI Management and Christals Management. In addition, on September 15, 2013, we entered into a restricted stock purchase agreement with Bevilacqua PLLC, a consultant to the Company, and Joseph J. Kaufman, an independent contractor consulting for Bevilacqua PLLC. Pursuant to this Agreement, the consultants received a total of 150,000 common shares in consideration for corporate and securities legal advisory services provided and to be provided to the Company. The common shares issued to the consultants are subject to forfeiture until vested. These common shares vest in equal monthly installments over a period of twelve months ending on September 1, 2014. If the consultants are terminated by the Company before all common shares are vested, then the unvested common shares will be automatically cancelled.

To meet our need for cash we are attempting to raise money from our public offering. We cannot guarantee that we will be able to sell all the shares required. If we are successful, any money raised will be applied to the items set forth in the Use of Proceeds section of our prospectus. We will attempt to raise the necessary funds to proceed with all phases of our plan of operation. The sources of funding we may consider to fund this work include a public offering, a private placement of our securities or loans from our Chief Executive Officer and Chairman.

If we were unable to raise sufficient funds in our offering, we would seek capital from other sources such as taking loans, which would likely not even be possible for our company. However, if such financing were available, because we are a development stage company, we would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing. If our company cannot raise additional proceeds via a private placement of its equity or debt securities, or secure a loan, we would be required to cease business operations. As a result, investors would lose all of their investment.

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we are successful in acquiring a platform business that has sufficient cash flows or we obtain additional capital. No substantial revenues are anticipated until we have completed the financing from our public offering and implemented our plan of operations. Our only source for cash at this time is revenues generated by our indirect subsidiaries PPI Management and Christals Management and investments by others in this offering. We must raise cash to implement our strategy and stay in business. The amount of the offering will likely allow us to operate for at least one year and have the capital resources required to cover the material costs with becoming a publicly reporting company. The company anticipates over the next 12 months the cost of being a reporting public company will be approximately $30,000.

Should our company fail to sell all the common shares under this offering our company would be forced to scale back or abort completely the implementation of our 12-month plan of operation.

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

Pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item as we are a “smaller reporting company.”

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Act, as of March 31, 2014. We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Based on this evaluation, our chief executive officer and chief financial officer have concluded such controls and procedures to be not effective as of March 31, 2014 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We will recruit experienced professionals to ensure that we include all necessary disclosures in our filings with the Securities and Exchange Commission. Although we believe that this corrective step will enable management to conclude that the disclosure controls over our financial reporting are effective when the staff is trained, we cannot assure you these steps will be sufficient. We may be required to expend additional resources to identify, assess and correct any additional weaknesses in internal control.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business. We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

Item 1A. Risk Factors.

Pursuant to Item 1A. to Part II of Form 10-Q, we are not required to provide the information required by this Item as we are a “smaller reporting company.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Our Registration Statement on Form S-1, as amended, file number 333-193821, was declared effective by the Securities and Exchange Commission, or the Commission, on May 9, 2014, after the end of ending date of the reporting period for this quarterly report. We commenced our public offering on this date. Our offering is of a total of 500,000 common shares at a price of $1.00 per share, for an aggregate offering price of $500,000. Of this amount, 3,500 shares have been sold as of June 18, 2014 at an aggregate offering price of $3,500. No underwriting discounts or commissions, finders’ fees, or other expenses paid to or for underwriters have been paid in connection with the public offering. To date, a reasonable estimate of total expenses of the public offering have consisted of $61,068.20, consisting of the following amounts: $68.20 Commission filing fee, $45,000 in legal fees and expenses, $8,000 in accounting fees and expenses, $5,000 in printing and marketing expenses, and $3,000 in miscellaneous expenses. No payments from the offering have been made to any of our directors, officers, or their associates; to persons owning ten (10) percent or more of any class of our equity securities; or to any of our affiliates.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Certificate of Formation of 1847 Holdings LLC (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 filed on February 7, 2014)
3.2	Operating Agreement of 1847 Holdings LLC, dated April 15, 2013 (incorporated by reference to Exhibit 3.3 to the registrant’s Registration Statement on Form S-1/A filed on March 14, 2014)
3.3
Amended and Restated Operating Agreement of 1847 Holdings LLC, dated April 15, 2013 (incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-1 filed on February 7, 2014)

4.1	Specimen certificate evidencing a common share of 1847 Holdings LLC (incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-1 filed on February 7, 2014)
10.1
Management Services Agreement by and between 1847 Holdings LLC and 1847 Partners LLC, dated April 15, 2013 (incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-1/A filed on March 14, 2014)

10.2	Amendment No. 1 to Management Services Agreement, dated September 15, 2013 (incorporated by reference to Exhibit 10.2 to the registrant’s Registration Statement on Form S-1 filed on February 7, 2014)
10.3
Securities Purchase Agreement, dated September 15, 2013, among 1847 Holdings LLC, Ellery W. Roberts and 1847 Management Services, Inc. (incorporated by reference to Exhibit 10.3 to the registrant’s Registration Statement on Form S-1 filed on February 7, 2014)

10.4
Restricted Common Share Grant Agreement, dated September 15, 2013, among 1847 Holdings LLC, Bevilacqua PLLC and Joseph J. Kaufman (incorporated by reference to Exhibit 10.4 to the registrant’s Registration Statement on Form S-1 filed on February 7, 2014)

31.1	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereto duly authorized individuals.

1847 HOLDINGS LLC
Date: June 23, 2014
	By:	/s/ Ellery W. Roberts
	Name:	Ellery W. Roberts
	Title:	Chief Executive Officer, Chairman and Chief Financial Officer Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Formation of 1847 Holdings LLC (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 filed on February 7, 2014)
3.2	Operating Agreement of 1847 Holdings LLC, dated April 15, 2013 (incorporated by reference to Exhibit 3.3 to the registrant’s Registration Statement on Form S-1/A filed on March 14, 2014)
3.3
Amended and Restated Operating Agreement of 1847 Holdings LLC, dated April 15, 2013 (incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-1 filed on February 7, 2014)

4.1	Specimen certificate evidencing a common share of 1847 Holdings LLC (incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-1 filed on February 7, 2014)
10.1
Management Services Agreement by and between 1847 Holdings LLC and 1847 Partners LLC, dated April 15, 2013 (incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-1/A filed on March 14, 2014)

10.2	Amendment No. 1 to Management Services Agreement, dated September 15, 2013 (incorporated by reference to Exhibit 10.2 to the registrant’s Registration Statement on Form S-1 filed on February 7, 2014)
10.3
Securities Purchase Agreement, dated September 15, 2013, among 1847 Holdings LLC, Ellery W. Roberts and 1847 Management Services, Inc. (incorporated by reference to Exhibit 10.3 to the registrant’s Registration Statement on Form S-1 filed on February 7, 2014)

10.4
Restricted Common Share Grant Agreement, dated September 15, 2013, among 1847 Holdings LLC, Bevilacqua PLLC and Joseph J. Kaufman (incorporated by reference to Exhibit 10.4 to the registrant’s Registration Statement on Form S-1 filed on February 7, 2014)

31.1	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.