Form 10-Q
period 2014-06-30
1847 Holdings LLC
filed 2014-08-19
CIK 1599407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 14, 2014 there were 77,887,500 common shares of the registrant issued and outstanding.

1847 HOLDINGS LLC
Quarterly Report on Form 10-Q
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets as of June 30, 2014 (unaudited) and December 31, 2013	3

	Condensed Consolidated Statements of Operations for three and six months ended June 30, 2014 and for the three months ended June 30, 2013 and the Period Since Inception (January 22, 2013) to June 30, 2013 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for three and six months ended June 30, 2014 and for the Period Since Inception (January 22, 2013) to June 30, 2013 (unaudited)	5

	Notes to Condensed Financial Statements (unaudited)	6

Cautionary Note Regarding Forward-Looking Statements		10

Item 2.	Management’s Discussion and Analysis of Financial Condition of and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

1847 HOLDINGS LLC
CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2014 (Unaudited)	December 31, 2013
ASSETS

Current Assets
Cash	$13,050	$-
Accounts receivable	37,500	12,500
Prepaid financing costs	-	15,000
Other assets	369	369

TOTAL CURRENT ASSETS	50,919	27,869

INVESTMENTS	6	6

TOTAL ASSETS	$50,925	$27,875

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$99,408	$23,468
Advances, related party	28,750	15,075

TOTAL LIABILITIES	128,158	38,543

SHAREHOLDERS’ DEFICIT
Allocation shares, 1,000 shares issued and outstanding	1,000	1,000

Common Shares, 500,000,000 shares authorized, 77,853,750 and 76,875,000 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	15,006	15,006
Accumulated Deficit	(93,239)	(26,674)

TOTAL SHAREHOLDERS’ DEFICIT	(77,233)	(10,668)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$50,925	$27,875

The accompanying notes are an integral part of these condensed consolidated financial statements.

1847 HOLDINGS LLC
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

REVENUES	$43,750	$-	$87,500	$-

OPERATING EXPENSES
General and administrative	44,345	369	88,464	615
Professional fees	63,576	18,468	65,604	25,468
TOTAL OPERATING EXPENSES	107,921	18,837	154,065	26,083

NET LOSS FROM OPERATIONS	(64,171)	(18,837)	(66,565)	(26,083)

PROVISION FOR INCOME TAXES	–	–	–	–

NET LOSS	$(64,171)	$(18,837)	$(66,565)	$(26,083)

Net Loss Per Share: Basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)
Weighted-average number of common shares outstanding: Basic and diluted	76,900,417	76,875,000	76,887,708	76,875,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

1847 HOLDINGS LLC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the six months ended June 30, 2014	For the Period January 22, 2013 (Inception) through June 30, 2013
OPERATING ACTIVITIES
Net loss	$(66,565)	$(26,083)

Adjustments to reconcile net income to net cash provided by operating activities:
Financing costs	13,050	-

Changes in operating assets and liabilities:
Increase accounts receivable	(25,000)	-
Decrease in prepaid financing costs	15,000	-
Increase in other assets	-	(369)
Increase (decrease) in accounts payable and accrued expenses	75,940	10,746
Net cash used in operating activities	(13,675)	(15,706)

FINANCING ACTIVITIES
Proceeds from allocation shares	-	1,000
Proceeds from sale of common stock	13,050	-
Loans from director	13,675	14,706
Net cash (used) by financing activities	26,725	15,706

NET INCREASE (DECREASE) IN CASH	13,050	-

CASH
Beginning of period	-	-
End of period	$13,050	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

1847 Holdings LLC was formed under the laws of the State of Delaware on January 22, 2013. We are in the business of acquiring small to medium size businesses in a variety of different industries. To date, we have consummated one acquisition. Our wholly-owned subsidiary acquired a 50% interest in each two consulting firms previously controlled by our Chief Executive Officer.

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

Common Share Distribution and Increase of Authorized Common Shares

On July 2, 2014, the following matters were approved by written consent of a member of the Company holding a majority of the outstanding common shares of our company: (1) An amendment to the Amended and Restated Operating Agreement of our company increasing the number of authorized common shares of the Company from 50 million common shares to 500 million common shares; and (2) a share distribution of 74 common shares to each of the Company’s members for each common share held by such members as of the record date July 2, 2014. Accordingly, all share and per share information, except where otherwise noted, has been restated to retroactively show the effect of the share distribution.

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

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common share equivalents outstanding as of June 30, 2014.

Comprehensive Income

The Company has established standards for reporting and display of comprehensive income, its components and accumulated balances. When applicable, the Company would disclose this information on its Statement of Shareholders’ Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

Recent Accounting Pronouncements

ASU 2014-10, Development Stage Entities

On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915). Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders equity, (2) label the financial statements as those of a development stage entity; (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued. The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

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

NOTE 4 – INVESTMENTS

On September 15, 2013, 1847 Management Services, Inc., the Company's wholly owned subsidiary, acquired a 50% interest in each of PPI Management Group, LLC and Christals Management LLC from our Chief Executive Officer and controlling shareholder, Ellery W. Roberts. In connection with the acquisition of such equity interests from Mr. Roberts, we issued to Mr. Roberts 65,625,000 of our common shares pursuant to a securities purchase agreement.

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

Advances

From time to time, the Company has received advances from certain of its officers and related parties to meet short-term working capital needs. For the period ended June 30, 2014 and December 31, 2013, a total of $28,750 and $15,075 advances from related parties is outstanding. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

NOTE 6 – EQUITY

Allocation shares

As of June 30, 2014 and December 31, 2013, the Company had authorized and outstanding 1,000 allocation shares. These Allocation Shares do not entitle the holder thereof to vote on any matter relating to the Company other than in connection with amendments to the Company’s operating agreement and in connection with certain other corporate transactions as specified in the Company’s operating agreement.

Our manager owns 100% of the allocation shares of our company, which are a separate class of limited liability company interests that, together with the common shares, will comprise all of the classes of equity interests of our company. Our manager received the allocation shares with its initial capitalization of our company. The allocation shares generally will entitle our manager to receive a 20% profit allocation as a form of incentive designed to align the interests of our manager with those of our shareholders. Profit allocation is comprised of a distribution-based component. The distribution-based component will be paid when the distributions we pay to our shareholders exceed an annual hurdle rate of 8.0%, subject to certain conditions and adjustments.

The 1,000 allocation shares are issued and outstanding and held by our manager, which is controlled by Mr. Roberts, our chief executive officer and controlling shareholder.

Common shares

The Company has authorized 500,000,000 common shares as of June 30, 2014 and December 31, 2013 and the Company had 77,853,750 and 76,875,000 common shares issued and outstanding, respectively. The common shares entitle the holder thereof to one vote per share on all matters coming before the shareholders of our company for a vote.

During the period ended June 30, 2014, the Company issued the following equity instruments:

•
In June, 2014, the Company sold a total of 978,750 shares of common stock for gross proceeds from our initial public offering in the amount of $13,050, not including accounting, legal, transfer agent, and other offering expenses. Including such expenses, estimated net expenses of the IPO were $47,568.

During the period ended December 31, 2013, the Company issued the following equity instruments:

•
In September 2013, the Company entered into securities purchase agreements, pursuant to which the Company issued 65,625,000 common shares, in exchange for a 50% interest in each of PPI Management Group, LLC and Christals Management LLC from our Chief Executive Officer and controlling shareholder, Ellery W. Roberts.

•	In September 2013, the Company issued 11,250,000 common shares for professional services. The Company recognized the fair market value of $15,000 as a deferred financing cost.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. An office space has been leased on a month by month basis.

The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to June 30, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those specified below.

Common Share Distribution and Increase of Authorized Common Shares

On July 2, 2014, the following matters were approved by written consent of a member of the Company holding a majority of the outstanding common shares of our company: (1) An amendment to the Amended and Restated Operating Agreement of our company increasing the number of authorized common shares of the Company from 50 million common shares to 500 million common shares; and (2) a share distribution of 74 common shares to each of the Company’s members for each common share held by such members as of the record date July 2, 2014.

Initial Public Offering

In July 2014, the Company received the remaining gross proceeds from the initial public offering of $450 of the total $13,500, excluding offering expenses.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. We cannot give any guarantee that the plans, intentions or expectations described in the forward-looking statements will be achieved. All forward-looking statements involve significant risks and uncertainties, and actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those factors described in the “Risk Factors” section of our Registration Statement on Form S-1, as amended, that was filed with the Securities and Exchange Commission on May 6, 2014. Readers should carefully review such risk factors as well as factors described in other documents that we file from time to time with the Securities and Exchange Commission.

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

As an initial step in our plan to acquire small to medium size businesses in a variety of different industries our newly formed subsidiary, 1847 Management Services, Inc., or 1847 Management, acquired a 50% interest in each of PPI Management Group, LLC, or PPI Management, and Christals Management LLC, or Christals Management, from our Chief Executive Officer and controlling shareholder, Ellery W. Roberts. In connection with the acquisition of such equity interests from Mr. Roberts, we issued to Mr. Roberts 65,625,000 of our common shares pursuant to a securities purchase agreement, dated September 15, 2013, between our company and Mr. Roberts. Each of PPI Management and Christals Management are management consulting and advisory firms. Mr. Roberts is a manager of each of PPI Management and Christals Management and is responsible for providing consulting and advisory services to the clients of PPI Management and Christals Management. We also acquired these business interests in an attempt to minimize future conflicts of interest involving the splitting of Mr. Roberts’s business time. Mr. Roberts and the board of directors of our company determined that it would be in the best interests of our company to acquire such interests in PPI Management and Christals Management so that our company can operate such management consulting and advisory businesses and so Mr. Roberts’s business time will not be diverted away from the business and affairs of our company.

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

Our cash balance is $13,050 as of June 30, 2014. Our current cash balance will not be sufficient to fund our operations for the next 12 months and to qualify our minimum cash requirements necessary to fund 12 months of operations. We will need funding in order to achieve our business plan goals. The minimum amount of financing that we need in the next 12 months to begin operations we estimate to be $150,000. Our current operations are solely dependent on personal loans and capital contributions from our principal executive officer. We have been utilizing and may utilize funds from Ellery W. Roberts, our Chief Executive Officer and Chairman, who has informally agreed to advance funds to allow us to pay for offering costs, filing fees, professional fees, including fees payable in connection with the filing of our initial registration statement and this report, and operation expenses. There is no a maximum amount of funds that Mr. Roberts has agreed to advance. Mr. Roberts has no formal commitment, arrangement or legal obligation to advance or loan funds to our company. In order to achieve our business plan goals, we will need funding from an offering or other source of financing.

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

No proceeds of the public offering that we conducted from May 9, 2014 to June 30, 2014 will be used as direct or indirect payments, including loan repayments, to Mr. Roberts or his affiliates.

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

Initial Public Offering

On May 9, 2014, we commenced our initial public offering (“the IPO”) of 37,500,000 common shares at an offering price of $0.0133 per share. On June 30, 2014, we filed a post-effective amendment to our Form S-1 to terminate the IPO. The post-effective amendment was declared effective by the Securities and Exchange Commission on July 1, 2014. Gross proceeds from the offering were $13,500, not including accounting, legal, transfer agent, and other offering expenses. Including such expenses, estimated net expenses of the IPO were $47,568.

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

Recent Accounting Pronouncements

ASU 2014-10, Development Stage Entities

On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915). Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders equity, (2) label the financial statements as those of a development stage entity; (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued. The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

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

In addition to the incremental operating expenses discussed above, pursuant to the management services agreement, our company will pay our manager a quarterly management fee equal to 0.5% (2.0% annualized) of our adjusted net assets, which is defined in the management services agreement. By amendment to the management services agreement, in lieu of paying a quarterly management fee under the management services agreement based upon the adjusted net assets of our management consulting business, we will pay our manager a flat quarterly fee equal to $43,750. We expect to generate sufficient revenues from our management consulting business to pay our manager a flat quarterly fee of $43,750. Although we expect that our management consulting business will generate sufficient fees to cover the manager’s quarterly flat fee, if for any reason it does not, our manager has agreed verbally that such fee will accrue until sufficient revenues are generated. We also expect that until we begin making acquisitions, all revenues generated from our management consulting business will be used to cover operating expenses, including management fees. We will not use the proceeds of our public offering to pay our manager the quarterly management-consulting fee. This amendment only applies to our management consulting business and will not apply to any businesses that we acquire in the future. The amount of the management fee payable will be reduced by the aggregate amount of any offsetting management fees, if any, received by our manager from any of the businesses that we may acquire in the future. As part of its business strategy, our company does intend to acquire additional businesses (we have not entered into any letters of intent nor have we currently identified any specific businesses to acquire). We intend to finance our acquisition strategy primarily through a combination of using the funds raised in our public offering, issuing new equity and incurring debt as well as cash generated by operations. Therefore, the net adjusted assets, and the management fee, may fluctuate from quarter to quarter due to acquisitions or dispositions of our businesses and performance of our businesses. The growth in the adjusted net assets as defined in the management services agreement will, most likely, increase due to these acquisitions and will increase the management fee regardless of whether such acquisitions contribute positively to our net income. As a result, we anticipate that the management fee will represent a significant percentage of our net income following the acquisition by us of businesses in the future. See the section entitled “Our Manager—Our Manager as a Service Provider—Management Fee” of our Registration Statement on Form S-1, as amended, filed on May 6, 2014, for more information about the calculation, an example of such calculation and payment of the management fee and the specific definitions of the terms used in such calculation.

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

Plan of Operation

We believe that we must raise at least $150,000 in order to sustain operations for at least 12 months. However if we are unable to successfully identify and acquire a platform business that generates cash flow and/or raise additional capital we may not have sufficient cash flow to continue our operations.

To meet our need for cash we attempted to raise money from our public offering. Of a total offering amount of $500,000 of common shares, we sold 1,012,500 common shares for a total of $13,500, before offering expenses. As a result, we did not raise enough funds from our public offering to fund our ongoing operations. If we are unable to raise additional financing and successfully identify and acquire a platform business that generates sufficient cash flow in the near future we will need to find alternative sources of financing or we may have to discontinue our operations.

Upon raising sufficient financing, our specific goal is to try to identify and acquire a profitable platform business.

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

Public Offering

On May 9, 2014, we commenced our initial public offering (“the IPO”) of 37,500,000 common shares at an offering price of $0.0133 per share. On June 30, 2014, we filed a post-effective amendment to our Form S-1 to terminate the IPO. The post-effective amendment was declared effective by the Securities and Exchange Commission on July 1, 2014. Gross proceeds from the offering were $13,500, not including accounting, legal, transfer agent, and other offering expenses. Including such expenses, estimated net expenses of the IPO were $47,568.

We intend to concentrate additional efforts on raising capital during our first year of operations. Our operations will be limited due to the limited amount of funds on hand.

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

Comparison of Three Months ended June 30, 2014 to Three Months Ended June 30, 2013

Revenue

The Company generated management fee revenues from our indirect subsidiaries in the amount of $43,750 in the three months ended June 30, 2014. On September 15, 2013, 1847 Management Services, Inc., the Company's wholly owned subsidiary, acquired a 50% interest in each of PPI Management Group, LLC and Christals Management LLC from our Chief Executive Officer and controlling shareholder, Ellery W. Roberts. There was no revenue generated during the three months ended June 30, 2013.

Operating Expenses

Administrative and professional fees amounted to $107,921 and $18,837, respectively, for the three months ended June 30, 2014 and June 30, 2013, respectively. The current period costs is predominately a flat quarterly fee equal to $42,500 due and payable to our manager under the management services agreement and professional fees associated with the initial public offering, net of proceeds, and corporate expenses in the amount of $63,576. There was no management services agreement during the three months ended June 30, 2013, however, the expenses were primarily related to due diligence costs of an investment previously considered by the Company.

Operating loss

Our loss for the three months ended June 30, 2014 and 2013 amounted to $64,171 and $18,837, respectively, attributable to the administrative costs and professional fees incurred as there is currently no gross margin generated from our management fee revenue. We have not meaningfully commenced our proposed business operations and will not do so until we have generated sufficient cash from financing.

Comparison of Six Months ended June 30, 2014 to Period from January 22, 2013 (Inception) to June 30, 2013

The Company generated management fee revenues from our indirect subsidiaries in the amount of $87,500 in the six months ended June 30, 2014. On September 15, 2013, 1847 Management Services, Inc., the Company's wholly owned subsidiary, acquired a 50% interest in each of PPI Management Group, LLC and Christals Management LLC from our Chief Executive Officer and controlling shareholder, Ellery W. Roberts. There was no revenue generated during the period from January 22, 2013 (Inception) through June 30, 2013.

Operating Expenses

Administrative and professional fees amounted to $154,065 and $26,083, respectively, for the six months ended June 30, 2014 and the period from January 22, 2013 (Inception) through June 30, 2013, respectively. The current period costs is predominately a flat quarterly fee equal to $42,500 due and payable to our manager under the management services agreement and professional fees associated with the initial public offering, net of proceeds, and corporate expenses in the amount of $88,464. There was no management services agreement during the period from January 22, 2013 (Inception) through June 30, 2013, however, the expenses were primarily related to due diligence costs of an investment previously considered by the Company.

Operating loss

Our loss amounted to $65,565 and $26,083 for the six months ended June 30, 2014 and the period from January 22, 2013 (Inception) through June 30, 2013, respectively. Our loss since attributable to the administrative costs and professional fees incurred as there is currently no gross margin generated from our management fee revenue. We have not meaningfully commenced our proposed business operations and will not do so until we have generated sufficient cash from financing.

Liquidity and Capital Resources of our Management Consulting Business

As of June 30, 2014, we had $13,050 cash and our liabilities were $128,158, comprising $28,750 owed to Ellery W. Roberts, our Chief Executive Officer and Chairman and accounts payable of $99,408.

Since inception, we have sold 66,625,000 common shares to our Chief Executive Officer and Chairman, in exchange for a 50% equity interest in each of PPI Management and Christals Management. In addition, on September 15, 2013, we entered into a restricted stock purchase agreement with Bevilacqua PLLC, a consultant to the Company, and Joseph J. Kaufman, an independent contractor consulting for Bevilacqua PLLC. Pursuant to this Agreement, the consultants received a total of 11,250,000 common shares in consideration for corporate and securities legal advisory services provided and to be provided to the Company. The common shares issued to the consultants are subject to forfeiture until vested. These common shares vest in equal monthly installments over a period of twelve months ending on September 1, 2014. If the consultants are terminated by the Company before all common shares are vested, then the unvested common shares will be automatically cancelled.

On May 9, 2014, we commenced our initial public offering (“the IPO”) of 37,500,000 common shares at an offering price of $0.0133 per share. On June 30, 2014, we filed a post-effective amendment to our Form S-1 to terminate the IPO. The post-effective amendment was declared effective by the Securities and Exchange Commission on July 1, 2014. Gross proceeds from the offering were $13,500, not including accounting, legal, transfer agent, and other offering expenses. Including such expenses, estimated net expenses of the IPO were $47,568.

We will attempt to raise additional necessary funds to proceed with all phases of our plan of operation. The sources of funding we may consider to fund this work include a new public offering, a private placement of our securities or loans from our Chief Executive Officer and Chairman.

As we were unable to raise sufficient funds in our IPO, we will seek capital from other sources such as taking loans, which will likely not even be possible for our company. However, if such financing were available, because we are a development stage company, we would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing. If our company cannot raise additional proceeds via a private placement of its equity or debt securities, or secure a loan, we would be required to cease business operations. As a result, investors would lose all of their investment.

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we are successful in acquiring a platform business that has sufficient cash flows or we obtain additional capital. No substantial revenues are anticipated until we have completed the financing from one or more future public or private offerings and implemented our plan of operations. Our only source for cash at this time is revenues generated by our indirect subsidiaries PPI Management and Christals Management and investments from our IPO. We must raise additional cash to implement our strategy and stay in business. If we are unable to obtain additional working capital our business may fail. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is investments by our Chief Executive Officer and Chairman in our company. We must raise the additional cash to implement our projected plan of operations described above under “Plan of Operation”. The company anticipates over the next 12 months the cost of being a reporting public company will be approximately $30,000.

Should our company fail to gain sufficient financing our company would be forced to scale back or abort completely the implementation of our 12-month plan of operation.

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

Pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item as we are a “smaller reporting company.”

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Act, as of June 30, 2014. We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Based on this evaluation, our chief executive officer and chief financial officer have concluded such controls and procedures to be not effective as of June 30, 2014 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

Pursuant to Item 1A. to Part II of Form 10-Q, we are not required to provide the information required by this Item as we are a “smaller reporting company.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Registration Statement on Form S-1, as amended, file number 333-193821, was declared effective by the Securities and Exchange Commission, or the Commission, on May 9, 2014, after the end of ending date of the reporting period for this quarterly report. We commenced our public offering on this date. Our offering was of a total of 500,000 common shares at a price of $1.00 per share, for an aggregate offering price of $500,000. Of this amount, 13,500 shares were sold at an aggregate offering price of $13,500. No underwriting discounts or commissions, finders’ fees, or other expenses paid to or for underwriters were paid in connection with the public offering. On June 30, 2014, we filed a post-effective amendment to our Form S-1 to terminate the IPO. The post-effective amendment was declared effective by the Securities and Exchange Commission on July 1, 2014. To date, a reasonable estimate of total expenses of the public offering have consisted of $61,068.20, consisting of the following amounts: $68.20 Commission filing fee, $45,000 in legal fees and expenses, $8,000 in accounting fees and expenses, $5,000 in printing and marketing expenses, and $3,000 in miscellaneous expenses. No payments from the offering have been made to any of our directors, officers, or their associates; to persons owning ten (10) percent or more of any class of our equity securities; or to any of our affiliates.

On July 2, 2014, the following matters were approved by written consent of a member of the Company holding a majority of the outstanding common shares of our company: (1) An amendment to the Amended and Restated Operating Agreement of our company increasing the number of authorized common shares of the Company from 50 million common shares to 500 million common shares; and (2) a share distribution of 74 common shares to each of the Company’s members for each common share held by such members as of the record date July 2, 2014.

Since the share distribution occurred after the period covered by this report, the share numbers disclosed in this item are provided on a pre-dividend basis.

The proceeds of our IPO are being used for general working capital purposes, including the payment of expenses to third party service providers such as transfer agents, EDGAR printers and other service providers and also for expenses incurred in connection with the investigation of acquisition opportunities. None of the proceeds of our public offering have been used nor will they be used to reimburse our CEO for loans made to our company.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 6. Exhibits

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
________________
* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereto duly authorized individuals.

1847 HOLDINGS LLC

Date: August 19, 2014	By:	/s/ Ellery W. Roberts
	Name:	Ellery W. Roberts
	Title:	Chief Executive Officer, Chairman and Chief Financial Officer Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Formation of 1847 Holdings LLC (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 filed on February 7, 2014)
3.2	Operating Agreement of 1847 Holdings LLC, dated April 15, 2013 (incorporated by reference to Exhibit 3.3 to the registrant’s Registration Statement on Form S-1/A filed on March 14, 2014)
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
____________________
* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.