Form 10-Q
period 2014-09-30
1847 Holdings LLC
filed 2014-11-14
CIK 1599407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 14, 2014 there were 77,887,500 common shares of the registrant issued and outstanding.

1847 HOLDINGS LLC

Quarterly Report on Form 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)	3

	Condensed Consolidated Balance Sheets as of September 30, 2014 (unaudited) and December 31, 2013	3

	Condensed Consolidated Statements of Operations for three and nine months ended September 30, 2014 and for the three months ended September 30, 2013 and the Period Since Inception (January 22, 2013) to September 30, 2013 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and for the Period Since Inception (January 22, 2013) to September 30, 2013 (unaudited)	5

	Notes to Condensed Financial Statements (unaudited)	6

Cautionary Note Regarding Forward-Looking Statements		11

Item 2.	Management’s Discussion and Analysis of Financial Condition of and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2014	December 31, 2013
ASSETS	(Unaudited)
Current Assets
Cash	$185	$-
Accounts receivable	50,000	12,500
Prepaid financing costs	-	15,000
Prepaid expenses and other assets	6,869	369

TOTAL CURRENT ASSETS	57,054	27,869

INVESTMENTS	6	6

TOTAL ASSETS	$57,060	$27,875

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$113,908	$23,468
Advances, related party	34,300	15,075

TOTAL LIABILITIES	148,208	38,543

SHAREHOLDERS’ DEFICIT
Allocation shares, 1,000 shares issued and outstanding	1,000	1,000
Common Shares, 500,000,000 shares authorized, 77,887,500 and 76,875,000 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	15,006	15,006
Accumulated Deficit	(107,154)	(26,674)

TOTAL SHAREHOLDERS’ DEFICIT	(91,148)	(10,668)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$57,060	$27,875

The accompanying notes are an integral part of these condensed consolidated financial statements.

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,	January 22, 2013 (date of inception) through September 30,
	2014	2013	2014	2013

REVENUES	$43,750	$-	$131,250	$-
OPERATING EXPENSES
General and administrative	44,849	369	133,313	984
Professional fees	12,816	-	78,418	25,468
TOTAL OPERATING EXPENSES	57,665	369	211,731	26,452

NET LOSS FROM OPERATIONS	(13,915)	(369)	(80,481)	(26,452)

PROVISION FOR INCOME TAXES	–	–	–	–

NET LOSS	$(13,915)	$(369)	$(80,481)	$(26,452)

Net Loss Per Share: Basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)
Weighted-average number of common shares outstanding: Basic and diluted	77,884,904	76,875,000	77,216,471	76,875,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30, 2014	For the Period January 22, 2013 (Inception) through September 30, 2013
OPERATING ACTIVITIES
Net loss	$(80,481)	$(26,452)
Adjustments to reconcile net income to net cash provided by operating activities:
Financing costs	(13,500)	-
Changes in operating assets and liabilities:
Increase accounts receivable	(37,500)	-
Decrease in prepaid financing costs	15,000	-
Increase in prepaid expenses and other assets	(6,500)	(369)
Increase (decrease) in accounts payable and accrued expenses	90,441	10,746
Net cash used in operating activities	(32,540)	(16,075)

FINANCING ACTIVITIES
Proceeds from allocation shares	-	1,000
Proceeds from sale of common stock	13,500	-
Loans from director	19,225	15,075
Net cash (used) by financing activities	32,725	16,075

NET INCREASE (DECREASE) IN CASH	185	-

CASH
Beginning of period	-	-
End of period	$185	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE 1—ORGANIZATION AND NATURE OF BUSINESS

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Common Share Distribution and Increase of Authorized Common Shares

On July 2, 2014, the Company amended the Operating Agreement of 1847 Holdings LLC to effect a share distribution of its outstanding and authorized common shares at a ratio of 74 for 1 (the “Share Distribution”).

Simultaneously with the Share Distribution, the Company’s authorized shares of common stock were increased from 50,000,000 to 500,000,000 shares. On July 2, 2014, the Company’s issued and outstanding common shares were increased from 1,038,050 to 77,853,750 shares. Accordingly, all share and per share information has been restated to retroactively show the effect of the Share Distribution.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common share equivalents outstanding as of September 30, 2014.

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

NOTE 3— GOING CONCERN

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

NOTE 5—RELATED PARTIES

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

Advances

From time to time, the Company has received advances from certain of its officers and related parties to meet short-term working capital needs. For the period ended September 30, 2014 and December 31, 2013, a total of $34,300 and $15,075 advances from related parties is outstanding. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

NOTE 6 – EQUITY

Allocation shares

As of September 30, 2014 and December 31, 2013, the Company had authorized and outstanding 1,000 allocation shares. These Allocation Shares do not entitle the holder thereof to vote on any matter relating to the Company other than in connection with amendments to the Company’s operating agreement and in connection with certain other corporate transactions as specified in the Company’s operating agreement.

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

Common shares

The Company has authorized 500,000,000 common shares as of September 30, 2014 and December 31, 2013 and the Company had 77,887,500 and 76,875,000 common shares issued and outstanding, respectively. The common shares entitle the holder thereof to one vote per share on all matters coming before the shareholders of our company for a vote.

During the period ended September 30, 2014, the Company issued the following equity instruments:

•

In June and July, 2014, the Company sold a total of 1,012,500 shares of common stock for gross proceeds from our initial public offering in the amount of $13,500, not including accounting, legal, transfer agent, and other offering expenses. Including such expenses, estimated net expenses of the IPO were $47,568.

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

NOTE 7— COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. An office space has been leased on a month by month basis.

The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 8— SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to September 30, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Overview

1847 Holdings LLC (the “Company,” “we,” “us,” and “our”) is a company currently operating a consulting and advisory services business with plans to acquire additional small to medium size businesses in a variety of different industries. Through our structure, we plan to offer investors an opportunity to participate in the ownership and growth of a portfolio of businesses that traditionally have been owned and managed by private equity firms, private individuals or families, financial institutions or large conglomerates. We believe that our management and acquisition strategies will allow us to achieve our goals of growing distributions to our shareholders and increasing shareholder value over time.

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

We are a company that is expected to generate revenues through the provision by our indirect subsidiaries, PPI Management and Christals Management, of management consulting services to two clients under separate advisory agreements. Since we only hold a 50% interest in each of PPI Management and Christals Management, we will be entitled to 50% of the revenues and net income of PPI Management and Christals Management.

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

Our cash balance is $185 as of September 30, 2014. Our current cash balance will not be sufficient to fund our operations for the next 12 months and to qualify our minimum cash requirements necessary to fund 12 months of operations. We will need funding in order to achieve our business plan goals. The minimum amount of financing that we need in the next 12 months to begin operations we estimate to be $150,000. Our current operations are solely dependent on personal loans and capital contributions from our principal executive officer. We have been utilizing and may utilize funds from Ellery W. Roberts, our Chief Executive Officer and Chairman, who has informally agreed to advance funds to allow us to pay for offering costs, filing fees, professional fees, including fees payable in connection with the filing of our initial registration statement and this report, and operation expenses. There is no a maximum amount of funds that Mr. Roberts has agreed to advance. Mr. Roberts has no formal commitment, arrangement or legal obligation to advance or loan funds to our company. In order to achieve our business plan goals, we will need funding from an offering or other source of financing.

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

No proceeds of the public offering that we conducted from May 9, 2014 to September 30, 2014 will be used as direct or indirect payments, including loan repayments, to Mr. Roberts or his affiliates.

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

Asset Purchase Agreement

On September 9, 2014, Monrovia Cookware, Inc., or Monrovia Cookware, our newly-formed subsidiary, entered into an Asset Purchase Agreement, or the Purchase Agreement, with Calphalon Corporation, or Calphalon. Under the Purchase Agreement, Monrovia Cookware agreed to acquire certain retail stores of Calphalon and related assets in consideration for the assumption of certain liabilities relating to such retail stores including, among other liabilities, the obligations under the leases for the stores owned by Calphalon and ongoing obligations under certain contracts relating to the business.

The parties to the Purchase Agreement also made customary representations and warranties and agreed upon customary covenants, agreements and conditions to closing. The covenants include requirements that Monrovia Cookware offer continued employment, compensation, and benefits, or severance, as applicable, on terms equivalent to Calphalon’s current compensation and severance plans. Among the conditions to closing is the requirement to obtain landlord consents for each lease being assigned and the availability of a letter of credit that can be provided to such landlords as necessary to secure Monrovia Cookware’s obligations under the various leases and allow for the removal of Calphalon from any continuing obligation under such leases.

We also agreed to guaranty the obligations of Monrovia Cookware under the Purchase Agreement until the closing of the acquisition.

Under the terms of the Purchase Agreement, if the Purchase Agreement is not closed by 5:00 p.m. U.S. Eastern Time on September 30, 2014, either party may generally terminate the Purchase Agreement. The Purchase Agreement may also generally be terminated by either party if the other party breaches a material obligation prior to closing or fails to close the Purchase Agreement notwithstanding the other party’s willingness and ability to close.

The Purchase Agreement was not closed by 5:00 p.m. U.S. Eastern Time on September 30, 2014. On October 31, 2014, the Seller notified Monrovia Cookware that the Seller had therefore elected to terminate the Purchase Agreement. The Seller’s termination did not trigger any early termination penalty under the Purchase Agreement.

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

Comparison of Three Months ended September 30, 2014 to Three Months Ended September 30, 2013

Revenue

The Company generated management fee revenues from our indirect subsidiaries in the amount of $43,750 in the three months ended September 30, 2014. On September 15, 2013, 1847 Management Services, Inc., the Company's wholly owned subsidiary, acquired a 50% interest in each of PPI Management Group, LLC and Christals Management LLC from our Chief Executive Officer and controlling shareholder, Ellery W. Roberts. The Company generated management fee revenues from our indirect subsidiaries in the amount of $43,750 in the three months ended September 30, 2013.

Operating Expenses

Administrative and professional fees amounted to $57,665 and $369, respectively, for the three months ended September 30, 2014 and September 30, 2013, respectively. The current period costs is predominantly a flat quarterly fee equal to $43,750 due and payable to our manager under the management services agreement and corporate expenses in the amount of $13,915. There was no management services agreement during the three months ended September 30, 2013.

Operating loss

Our loss for the three months ended September 30, 2014 and 2013 amounted to $13,915 and $369, respectively, attributable to the administrative costs and professional fees incurred as there is currently no gross margin generated from our management fee revenue. We have not meaningfully commenced our proposed business operations and will not do so until we have generated sufficient cash from financing.

Comparison of Nine Months ended September 30, 2014 to Period from January 22, 2013 (Inception) to September 30, 2013

The Company generated management fee revenues from our indirect subsidiaries in the amount of $131,250 in the nine months ended September 30, 2014. On September 15, 2013, 1847 Management Services, Inc., the Company's wholly owned subsidiary, acquired a 50% interest in each of PPI Management Group, LLC and Christals Management LLC from our Chief Executive Officer and controlling shareholder, Ellery W. Roberts. There was no revenue generated during the period from January 22, 2013 (Inception) through September 30, 2013.

Operating Expenses

Administrative and professional fees amounted to $211,731 and $26,452, respectively, for the nine months ended September 30, 2014 and the period from January 22, 2013 (Inception) through September 30, 2013, respectively. The current period costs is predominantly a flat quarterly fee equal to $130,000 due and payable to our manager under the management services agreement and professional fees associated with the initial public offering, net of proceeds, and corporate expenses in the amount of $81,731. There was no management services agreement during the period from January 22, 2013 (Inception) through September 30, 2013, however, the corporate expenses of $26,452 were primarily related to due diligence costs of an investment previously considered by the Company.

Operating loss

Our loss amounted to $80,481 and $26,452 for the nine months ended September 30, 2014 and the period from January 22, 2013 (Inception) through September 30, 2013, respectively. Our loss since attributable to the administrative costs and professional fees incurred as there is currently no gross margin generated from our management fee revenue. We have not meaningfully commenced our proposed business operations and will not do so until we have generated sufficient cash from financing.

Liquidity and Capital Resources of our Management Consulting Business

As of September 30, 2014, we had $185 cash and our current assets were comprised of $50,000 management fee accounts receivable and other assets of $6,869 and our liabilities were $148,208, comprising $34,300 owed to Ellery W. Roberts, our Chief Executive Officer and Chairman and accounts payable of $113,908.

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

As we were unable to raise sufficient funds in our IPO, we will seek capital from other sources such as taking loans, which will likely not even be possible for our company. However, if such financing were available, because we are an emerging growth company, we would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing. If our company cannot raise additional proceeds via a private placement of its equity or debt securities, or secure a loan, we would be required to cease business operations. As a result, investors would lose all of their investment.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Act, as of September 30, 2014. We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Based on this evaluation, our chief executive officer and chief financial officer have concluded such controls and procedures to be not effective as of September 30, 2014 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

None.

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

10.5	Asset Purchase Agreement, dated as of September 9, 2014, between Calphalon Corporation and Monrovia Cookware, Inc.
31.1	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

 ______________

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

1847 HOLDINGS LLC

Date: November 14, 2014	By:	/s/ Ellery W. Roberts
	Name:	Ellery W. Roberts
	Title:	Chief Executive Officer, Chairman and Chief Financial Officer Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Formation of 1847 Holdings LLC (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 filed on February 7, 2014)
3.2	Operating Agreement of 1847 Holdings LLC, dated April 15, 2013 (incorporated by reference to Exhibit 3.3 to the registrant’s Registration Statement on Form S-1/A filed on March 14, 2014)
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

10.5	Asset Purchase Agreement, dated as of September 9, 2014, between Calphalon Corporation and Monrovia Cookware, Inc.
31.1	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

 ______________

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

