Form 10-K
period 2014-12-31
1847 Holdings LLC
filed 2015-04-15
CIK 1599407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File No. 333-193821

1847 HOLDINGS LLC
(Exact Name of Registrant as Specified in Its Charter)

Delaware	38-3922937
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)

590 Madison Avenue, 18th Floor

New York, NY 10022

(Address of Principal Executive Offices)

(212) 521-4052

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Not Applicable	Not Applicable

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

The aggregate market value of common shares held by non-affiliates of the registrant on June 30, 2014 was $0 based on a $0 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 77,887,500 shares of the registrant’s common stock outstanding as of March 31, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

None.

1847 HOLDINGS LLC

Annual Report on Form 10-K

TABLE OF CONTENTS

 INTRODUCTORY NOTE

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

•	“1847” “we,” “us” and “our” refer to our company, including our management consulting business;

•	“our management consulting businesses” or “1847 Management” refers, collectively, to the management consulting and advisory business conducted by each of PPI Management and Christals Management;

•	“our businesses” or “our future businesses” refers, collectively, to our management consulting business and the businesses in which we may own a controlling interest from time to time in the future;

•	“our shareholders” refers to holders of our common shares;

•	“SEC” refers to the Securities and Exchange Commission;

•	“Securities Act” refers to the Securities Act of 1933, as amended; and

•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

Special Note Regarding Forward-Looking Statements

Certain information contained in this report includes forward-looking statements. The statements herein which are not historical reflect our current expectations and projections about our company’s future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to our company and our management and our interpretation of what is believed to be significant factors affecting the businesses, including many assumptions regarding future events. The following factors, among others, may affect our forward-looking statements:

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

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. Actual results, performance, liquidity, financial condition, prospects and opportunities could differ materially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors, including the ability to raise sufficient capital to continue our company’s operations. These statements may be found under “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1. – Business,” as well as in this report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will in fact occur.

Potential investors should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

The specific discussions herein about our company include financial projections and future estimates and expectations about our company’s business. The projections, estimates and expectations are presented in this report only as a guide about future possibilities and do not represent actual amounts or assured events. All the projections and estimates are based exclusively on our company management’s own assessment of its business, the industry in which it works and the economy at large and other operational factors, including capital resources and liquidity, financial condition, fulfillment of contracts and opportunities. The actual results may differ significantly from the projections.

Potential investors should not make an investment decision based solely on our company’s projections, estimates or expectations.

On July 2, 2014, the Company amended the Operating Agreement of 1847 Holdings LLC to effect a share distribution of its outstanding and authorized common shares at a ratio of 74 for 1 (the “Share Distribution”).

Simultaneously with the Share Distribution, the Company’s authorized shares of common stock were increased from 50,000,000 to 500,000,000 shares. On July 2, 2014, the Company’s issued and outstanding common shares were increased from 1,038,050 to 77,853,750 shares. Accordingly, all share and per share information has been restated to retroactively show the effect of the Share Distribution unless specified otherwise.

PART I

ITEM 1. BUSINESS.

OUR BUSINESS

Overview

We operate a consulting and advisory services business with plans to acquire additional small to medium size businesses in a variety of different industries. Through our structure, we plan to offer investors an opportunity to participate in the ownership and growth of a portfolio of businesses that traditionally have been owned and managed by private equity firms, private individuals or families, financial institutions or large conglomerates. We believe that our management and acquisition strategies will allow us to achieve our goals of growing distributions to our shareholders and increasing shareholder value over time.

We seek to acquire controlling interests in businesses that we believe operate in industries with long-term macroeconomic growth opportunities, and that have positive and stable earnings and cash flows, face minimal threats of technological or competitive obsolescence and have strong management teams largely in place. We believe that private company operators and corporate parents looking to sell their businesses will consider us an attractive purchaser of their businesses. We also seek to acquire under-managed or under-performing businesses that we believe can be improved under the guidance of our management team and the management teams of the businesses that we will acquire in the future. We intend to make these businesses our majority-owned subsidiaries and intend to actively manage and grow such businesses. We expect to improve our businesses over the long term through organic growth opportunities, add-on acquisitions and operational improvements.

As an initial step in our plan to acquire small to medium size businesses in a variety of different industries our subsidiary, 1847 Management Services, Inc., or 1847 Management, acquired a 50% interest in each of PPI Management Group, LLC, or PPI Management, and Christals Management LLC, or Christals Management, from our Chief Executive Officer and controlling shareholder, Ellery W. Roberts. In connection with the acquisition of such equity interests from Mr. Roberts, we issued to Mr. Roberts 875,000 of our common shares pursuant to a securities purchase agreement, dated September 15, 2013, between our company and Mr. Roberts. Each of PPI Management and Christals Management are management consulting and advisory firms.

As a result of the acquisition by 1847 Management of 50% of the equity interests in each of PPI Management and Christals Management from Mr. Roberts, we operate a consulting and advisory services business focused on providing management consulting, finance, marketing, operational and strategic planning, relationship access, corporate development and merger and acquisition analysis services. We refer to the management consulting business operated by 1847 Management and its subsidiaries, PPI Management and Christals Management, as our management consulting business.

PPI Management acts as an advisor to PPI Acquisition Holdings, LLC, or PPI Acquisition, pursuant to an advisory agreement with PPI Acquisition. Under the advisory agreement, PPI Management provides PPI Acquisition and its subsidiary, Pawn Plus, Inc., or Pawn Plus, with management and consulting services in consideration for an advisory fee. Similarly, Christals Management acts as an advisor to Peekay Acquisition, LLC, or Peekay, pursuant to an advisory agreement with Peekay. The Christals advisory agreement is very similar to the PPI Management advisory agreement. Under the Christals advisory agreement, Christals Management provides Peekay and its subsidiaries with the same kind of management and consulting services that PPI Management provides to PPI Acquisition and Pawn Plus and Christals Management also receives fees for providing these services. To date, our management consulting business has not generated significant revenues.

Mr. Roberts is a manager of each of PPI Management and Christals Management and is responsible for providing consulting and advisory services to the clients of PPI Management and Christals Management. In part as an initial step in our plan to acquire small to medium size businesses in a variety of different industries, and in part as an attempt to minimize future conflicts of interest involving the splitting of Mr. Roberts’s business time, Mr. Roberts and the board of directors of our company determined that it would be in the best interests of our company to acquire such interests in PPI Management and Christals Management so that our company can operate such management consulting and advisory businesses and so Mr. Roberts’s business time will not be diverted away from the business and affairs of our company. Although we expect to continue to operate these businesses and generate revenues therefrom, we do not intend to expand our management consulting business by seeking new clients at this time. Instead, we plan to focus all of our efforts (other than efforts necessary to operate PPI Management and Christals Management) on identifying a platform acquisition, raising capital necessary to consummate a platform acquisition after it is identified, and completing a platform acquisition after the necessary capital is raised.

We believe that becoming a public reporting company and having our shares quoted on the Over-The-Counter Bulletin Board, or OTCBB, will facilitate our ability to raise capital to acquire a target acquisition in the future. On May 9, 2014, the SEC declared our registration statement on Form S-1 effective, which effectively caused us to become a public reporting company. Subsequently, a market maker filed an application with FINRA for our common shares to be eligible for trading on the OTCBB. On December 2, 2014, FINRA cleared our market maker’s request for an unpriced quotation on the OTCBB and OTC Link under ticker symbol “EFSH”. However, there can be no assurance that our common shares will ever be listed or quoted on a stock exchange or a quotation service or that any market for our stock will develop.

We believe that we will be able to raise capital to acquire businesses that we may target in the future. In such instance, we would attempt to enter into a binding acquisition agreement with the targeted company that conditions our obligations thereunder on our ability to raise capital to consummate the acquisition. We would attempt to obtain the exclusive right to acquire the targeted company for a period of time sufficient to allow us to raise the necessary capital. This methodology is consistent with the method previously used by our Chief Executive Officer, Ellery W. Roberts, to acquire small to medium sized businesses in the past. For the last five years, Mr. Roberts has been operating as what is known as a “fundless sponsor” and during this period he was responsible for acquiring Pawn Plus, Christals Management and Peekay with an aggregate purchase price of approximately $64.5 million. A fundless sponsor is an individual or group seeking acquisition candidates without having 100% of the equity financing in a committed private equity limited partnership or private equity “fund” required to complete the transaction up front (hence, they are “fundless”). Fundless sponsors raise the majority equity required to fund an acquisition after they have executed a letter of intent or definitive acquisition agreement with the targeted acquisition candidate and the closing of the acquisition transaction is predicated upon the buyer raising the requisite funds. Although they were acquired through the fundless sponsor approach, Pawn Plus, Christals Management and Peekay companies are currently fully funded.

With respect to our initial platform acquisitions, we expect that we will utilize the same fundless sponsor strategy that Mr. Roberts has employed in the past. We do not intend to directly use proceeds from our initial public offering to make acquisitions.

Our Manager

We have engaged our manager to manage the day-to-day operations and affairs of our company and to execute our strategy, as discussed below. Our Chief Executive Officer, Ellery W. Roberts, has approximately 20 years of experience in acquiring and managing small and middle market businesses. We believe the experience of Mr. Roberts in acquiring and managing diverse businesses of the size and general nature of those businesses that we plan to acquire will provide us with an advantage in executing our overall strategy. Mr. Roberts intends to devote a majority of his time to the affairs of our company.

Our manager owns 100% of the allocation shares of our company, for which it paid $1,000. Separately, our company and our manager have entered into a management services agreement pursuant to which our manager will manage the day-to-day operations and affairs of our company and will oversee the management and operations of our businesses. We will pay our manager a quarterly management fee for the services performed by our manager. In addition, our manager will receive a profit allocation with respect to its allocation shares in our company. See the section entitled “Our Manager” for further descriptions of the management fees and profit allocation to be paid to our manager. In consideration of our manager’s acquisition of the allocation shares, we agreed to the supplemental put provision in our operating agreement pursuant to which our manager shall have the right to cause our company to purchase the allocation shares upon termination of the management services agreement. See the section entitled “Our Manager—Our Manager as an Equity Holder—Supplemental Put Provision” for more information about the supplemental put provision.

Our company’s Chief Executive Officer, Mr. Roberts, is an employee of our manager and is seconded to our company. Our company will not have any other employees. Although Mr. Roberts is an employee of our manager, he reports directly to our company’s board of directors. The management fee paid to our manager will cover all expenses related to the services performed by our manager. See the section entitled “Our Manager—Our Manager as a Service Provider” for more information about the expenses reimbursed by our company and “Management” for more information about our Chief Executive Officer.

Market Opportunity

We seek to acquire and manage small to middle market businesses. We characterize small to middle market businesses as those that generate annual cash flows of up to $10 million. We believe that the merger and acquisition market for small to middle market businesses is highly fragmented and provides more opportunities to purchase businesses at attractive prices. For example, according to the Milken Institute 2013 Global Conference presentation on Mid-Market Private Equity, during the twelve-month period ended December 31, 2012, businesses that sold for less than $50 million were sold for a median of approximately 6.1 times the trailing twelve months of EBIDTA as compared to a median of approximately 7.5 times EBITDA for businesses that were sold for over $100 million. We believe that the following factors contribute to lower acquisition multiples for small to middle market businesses:

•	there are fewer potential acquirers for these businesses;

•	third-party financing generally is less available for these acquisitions;

•	sellers of these businesses frequently consider non-economic factors, such as continuing board membership or the effect of the sale on their employees; and

•	these businesses are less frequently sold pursuant to an auction process.

We believe that our management team’s strong relationship with business brokers, investment and commercial bankers, accountants, attorneys and other potential sources of acquisition opportunities offers us substantial opportunities to purchase small to middle market businesses.

We also believe that significant opportunities exist to augment the management teams and improve the performance of the businesses upon their acquisition. In the past, our Chief Executive Officer has acquired businesses that are often formerly owned by seasoned entrepreneurs or large corporate parents. In these cases, our Chief Executive Officer has frequently found that there have been opportunities to further build upon the management teams of acquired businesses beyond those in existence at the time of acquisition. In addition, our Chief Executive Officer has frequently found that financial reporting and management information systems of acquired businesses may be improved, both of which can lead to substantial improvements in earnings and cash flow. Finally, because these businesses tend to be too small to have their own corporate development efforts, we believe opportunities exist to assist these businesses in meaningful ways as they pursue organic or external growth strategies that were often not pursued by their previous owners.

Our Strategy

Our long-term goal is to begin making and growing distributions to our shareholders and to increase shareholder value over the long-term. Although we expect to continue to operate our management consulting business and we expect that our management consulting business will generate revenues for our company, we do not intend to grow our management consulting business through new engagements or otherwise. We acquired our management consulting business in part as a basis to build our business acquisition and management services business and in part so that the time that Mr. Roberts spends on business activities outside of our company would be minimized. We now plan to focus on acquiring other businesses. We believe that the scale and scope of these businesses will give us a base of cash flow from which to build our company. Our management consulting business alone will not allow us to generate distributions to our shareholders and we will only be able to make distributions to our shareholders if we acquire businesses in the future with sufficient cash flows to permit distributions to our shareholders. Therefore, we intend to identify, perform due diligence on, negotiate and consummate platform acquisitions of small to middle market businesses in attractive industry sectors.

Management Strategy

Our management strategy involves the operation of our current management consulting business and the identification, performance of due diligence, negotiation and consummation of acquisitions. After acquiring a company we will attempt to grow the company both organically and through add-on or bolt-on acquisitions. Add-on or bolt-on acquisitions are acquisitions by a company of other companies in the same industry. Following the acquisition of companies, we will seek to grow the earnings and cash flow of acquired companies and, in turn, grow distributions to our shareholders and to increase shareholder value. We believe we can increase the cash flows of our businesses by applying our intellectual capital to continually improve and grow our future businesses.

We seek to acquire and manage small to middle market businesses, which we generally characterize as those that generate annual cash flow of up to $10 million. We believe that the merger and acquisition market for small to middle market businesses is highly fragmented and provides opportunities to purchase businesses at attractive prices. We also believe, and our management team has historically found, that significant opportunities exist to improve the performance and augment the management teams of these businesses upon their acquisition.

In general, our manager will oversee and support the management team of our future platform businesses by, among other things:

•	recruiting and retaining talented managers to operate our future businesses by using structured incentive compensation programs, including minority equity ownership, tailored to each business;

•

regularly monitoring financial and operational performance, instilling consistent financial discipline, and supporting management in the development and implementation of information systems to effectively achieve these goals;

•	assisting management of our businesses in their analysis and pursuit of prudent organic growth strategies;

•	identifying and working with management to execute on attractive external growth and acquisition opportunities;

•	identifying and executing operational improvements and integration opportunities that will lead to lower operating costs and operational optimization;

•	providing the management teams of our future businesses the opportunity to leverage our experience and expertise to develop and implement business and operational strategies; and

•	forming strong subsidiary level boards of directors to supplement management in their development and implementation of strategic goals and objectives.

We also believe that our long-term perspective provides us with certain additional advantages, including the ability to:

•

recruit and develop talented management teams for our future businesses that are familiar with the industries in which our future businesses operate and will generally seek to manage and operate our future businesses with a long-term focus, rather than a short-term investment objective;

•	focus on developing and implementing business and operational strategies to build and sustain shareholder value over the long term;

•	create sector-specific businesses enabling us to take advantage of vertical and horizontal acquisition opportunities within a given sector;

•	achieve exposure in certain industries in order to create opportunities for future acquisitions; and

•	develop and maintain long-term collaborative relationships with customers and suppliers.

We intend to continually increase our intellectual capital as we operate our businesses and acquire new businesses and as our manager identifies and recruits qualified operating partners and managers for our businesses.

Acquisition Strategy

Our acquisition strategy involves the acquisition of businesses that we expect will produce stable growth in earnings and cash flows, as well as attractive returns on our investment. In this respect, we expect to make acquisitions in industries if we believe an acquisition presents an attractive opportunity. We believe that attractive opportunities will increasingly present themselves as private sector owners seek to monetize their interests in longstanding and privately-held businesses and large corporate parents seek to dispose of their “non-core” operations.

We expect to benefit from our manager’s ability to identify diverse acquisition opportunities in a variety of industries. In addition, we intend to rely upon our Chief Executive Officer’s experience and expertise in researching and valuing prospective target businesses, as well as negotiating the ultimate acquisition of such target businesses. In particular, because there may be a lack of information available about these target businesses, which may make it more difficult to understand or appropriately value such target businesses, we expect our manager will:

•	engage in a substantial level of internal and third-party due diligence;

•	critically evaluate the management team;

•	identify and assess any financial and operational strengths and weaknesses of any target business;

•	analyze comparable businesses to assess financial and operational performances relative to industry competitors;

•	actively research and evaluate information on the relevant industry; and

•	thoroughly negotiate appropriate terms and conditions of any acquisition.

We expect the process of acquiring new businesses to be time-consuming and complex. Our Chief Executive Officer historically has taken from 2 to 24 months to perform due diligence, negotiate and close acquisitions. Although we expect our Chief Executive Officer to be at various stages of evaluating several transactions at any given time, there may be significant periods of time during which he does not recommend any new acquisitions to us.

Upon acquisition of a new business, we intend to rely on our Chief Executive Officer’s experience and expertise to work efficiently and effectively with the management of the new business to jointly develop and execute a business plan.

While we will primarily seek to acquire controlling interests in a business, we may also acquire non-control or minority equity positions in businesses where we believe it is consistent with our long-term strategy.

As discussed in more detail below, we intend to raise capital for additional acquisitions primarily through debt financing at our company level, additional equity offerings by our company, the sale of all or a part of our businesses or by undertaking a combination of any of the above.

In addition to acquiring businesses, we expect to also sell businesses that we own from time to time when attractive opportunities arise. Our decision to sell a business will be based on our belief that the return on the investment to our shareholders that would be realized by means of such a sale is more favorable than the returns that may be realized through continued ownership and will be consistent with the disposition criteria to be established by our company’s board of directors from time to time. Upon the sale of a business, we may use the resulting proceeds to retire debt or retain proceeds for future acquisitions or general corporate purposes. Generally, we do not expect to make special distributions at the time of a sale of one of our businesses; instead, we expect that we will seek to gradually increase shareholder distributions over time.

Strategic Advantages

Based on the experience of our Chief Executive Officer and his ability to identify and negotiate acquisitions, we expect to be strongly positioned to acquire additional businesses. Our Chief Executive Officer has strong relationships with business brokers, investment and commercial bankers, accountants, attorneys and other potential sources of acquisition opportunities. In negotiating these acquisitions, we believe our Chief Executive Officer will be able to successfully navigate complex situations surrounding acquisitions, including corporate spin-offs, transitions of family-owned businesses, management buy-outs and reorganizations.

We expect that the flexibility, creativity, experience and expertise of our Chief Executive Officer in structuring transactions will provide us with strategic advantages by allowing us to consider non-traditional and complex transactions tailored to fit a specific acquisition target.

Our Chief Executive Officer also has a large network of deal intermediaries who we expect to expose us to potential acquisitions. Through this network, we expect to have a substantial pipeline of potential acquisition targets. Our Chief Executive Officer also has a well-established network of contacts, including professional managers, attorneys, accountants and other third-party consultants and advisors, who may be available to assist us in the performance of due diligence and the negotiation of acquisitions, as well as the management and operation of our businesses once acquired.

Valuation and Due Diligence

When evaluating businesses or assets for acquisition, we will perform a rigorous due diligence and financial evaluation process. In doing so, we will seek to evaluate the operations of the target business as well as the outlook for the industry in which the target business operates. While valuation of a business is, by definition, a subjective process, we will be defining valuations under a variety of analyses, including:

•	discounted cash flow analyses;

•	evaluation of trading values of comparable companies;

•	expected value matrices;

•	assessment of competitor, supplier and customer environments; and

•	examination of recent transactions.

One outcome of this process is an effort to project the expected cash flows from the target business as accurately as possible. A further outcome is an understanding of the types and levels of risk associated with those projections. While future performance and projections are always uncertain, we believe that with a detailed due diligence review, future cash flows may be better estimated and the prospects for operating the business in the future better evaluated. To assist us in identifying material risks and validating key assumptions in our financial and operational analysis, in addition to our own analysis, we intend to engage third-party experts to review key risk areas, including legal, tax, regulatory, accounting, insurance and environmental. We may also engage technical, operational or industry consultants, as necessary.

A further critical component of the evaluation of potential target businesses will be the assessment of the capability of the existing management team, including recent performance, expertise, experience, culture and incentives to perform. Where necessary, and consistent with our management strategy, we will actively seek to augment, supplement or replace existing members of management who we believe are not likely to execute the business plan for the target business. Similarly, we will analyze and evaluate the financial and operational information systems of target businesses and, where necessary, we will actively seek to enhance and improve those existing systems that are deemed to be inadequate or insufficient to support our business plan for the target business.

Financing

We will finance future acquisitions primarily through additional equity and debt financings. We believe that having the ability to finance most, if not all, acquisitions with the general capital resources raised by our company, rather than financing relating to the acquisition of individual businesses, provides us with an advantage in acquiring attractive businesses by minimizing delay and closing conditions that are often related to acquisition-specific financings. In this respect, we believe that, at some point in the future, we may need to pursue additional debt or equity financings, or offer equity in our company or target businesses to the sellers of such target businesses, in order to fund acquisitions.

Corporate Structure

Our company is a Delaware limited liability company formed on January 22, 2013. Your rights as a holder of common shares, and the fiduciary duties of our directors and executive officers, and any limitations relating thereto, are set forth in the operating agreement, and may differ from those applying to a Delaware corporation. However, the operating agreement specifies that the duties of its directors and officers will be generally consistent with the duties of directors and officers of a Delaware corporation.

In addition, investors in our initial public offering will be shareholders in our company, which is a limited liability company, and, as such, will be subject to U.S. federal income tax under the partnership income tax provisions. Generally, under the U.S. federal partnership income tax provisions, our company will not be subject to federal income tax liability, although it would be required to file an annual information return with the Internal Revenue Service, or IRS. Instead, each of our shareholders will be required to report on his or her annual federal income tax return his or her allocable share of company income, gain, loss, deduction, credit and tax preferences. As part of our company’s annual information return, our company also will file with the IRS and issue to you a Schedule K-1 that describes your annual allocable share of our company’s income, gain, loss, deduction, and other items. As a holder of common shares, you may not receive cash distributions sufficient in amount to cover potential taxes in respect of your allocable share of our company’s net taxable income. The U.S. federal income tax rules that apply to partnerships are complex, and complying with the reporting requirements may require significant time and expense. See the section entitled “Material U.S. Federal Income Tax Considerations” of our registration statement on Form S-1, as amended, filed with the SEC on May 6, 2014, for more information.

Our company has two classes of limited liability company interests—the common shares, which were offered to the public in our initial public offering, and the allocation shares, all of which have been and will continue to be held by our manager. See the section entitled “Description of Shares” of our registration statement on Form S-1, as amended, filed with the SEC on May 6, 2014, for more information about the common shares and allocation shares.

Our board of directors will oversee the management of our company and our businesses and the performance by our manager. Initially, our board of directors is comprised of three directors, all of whom have been appointed by our manager, as holder of the allocation shares, and at least one of whom is an independent director. Following this initial appointment, two of the directors will be elected by our shareholders.

As holder of the allocation shares, our manager will have the continuing right to appoint one member to our board of directors for every four (4) members constituting the entire board of directors at any time. Appointed directors will not be required to stand for election by our shareholders. See the section entitled “Description of Shares—Appointed Directors” of our registration statement on Form S-1, as amended, filed with the SEC on May 6, 2014, for more information about our manager's right to appoint a director.

The chart below presents our current corporate structure:

Emerging Growth Company Status

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•

comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on- frequency;” and

•	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Our Management Consulting Business

On September 15, 2013 our subsidiary, 1847 Management, acquired a 50% equity interest in each of PPI Management and Christals Management from our Chief Executive Officer, President, Chief Financial Officer, and Chairman, Ellery W. Roberts, and we issued to Mr. Roberts 875,000 common shares (85.4%) of our common shares in consideration therefor.

Through our subsidiary, 1847 Management, and our indirect subsidiaries, PPI Management and Christals Management, we operate a consulting and advisory services business focused on providing management consulting, finance, marketing, operational and strategic planning, relationship access, corporate development and merger and acquisition analysis services. PPI Management acts as an advisor to PPI Acquisition pursuant to an advisory agreement with PPI Acquisition. Under the advisory agreement, PPI Management provides PPI Acquisition and its subsidiary, Pawn Plus, with management and consulting services in consideration for an advisory fee. Similarly, Christals Management acts as an advisor to Peekay, pursuant to an advisory agreement with Peekay. The Christals advisory agreement is very similar to the PPI Management advisory agreement. Under the Christals advisory agreement, Christals Management provides Peekay and its subsidiaries with the same kind of management and consulting services that PPI Management provides to PPI Acquisition and Pawn Plus and Christals Management also receives fees for providing these services. To date, our management consulting business has not generated significant revenues.

Advisory Agreements

Each of PPI Management and Christals Management are parties to advisory agreements with the companies that they advise. Following is a summary of the respective advisory agreements.

PPI Management Advisory Agreement

On December 31, 2012, PPI Management entered into an advisory agreement with PPI Acquisition. PPI Acquisition owns Pawn Plus. Pawn Plus was founded in 1993 and operates five full-service pawn facilities spread across four counties in southeastern Pennsylvania and one pawn facility in northeastern Ohio. Pawn Plus makes collateralized loans, buys gold jewelry and previously owned merchandise from the public, and derives revenues through the resale of these items in its retail locations and by converting gold through the refining process into revenue. Additionally, Pawn Plus purchases new and refurbished merchandise directly from vendors for resale in its stores.

Under the advisory agreement, PPI Management was retained as a consultant to render management and consulting services to PPI Acquisition and its subsidiary, Pawn Plus. The services to be performed by PPI Management include management, finance, marketing, operational and strategic planning, relationship access, corporate development and analysis of potential mergers and acquisitions. The advisory agreement has no specific term and either PPI Acquisition or PPI Management can terminate the advisory agreement upon notice to the other party at any time and for any reason or for no reason whatsoever. As compensation for the services provided by PPI Management, PPI Acquisition is required to pay PPI Management a fee equal to 5.75% of PPI Acquisition’s earnings before interest, taxes, depreciation and amortization, or EBITDA, payable as follows: (i) 3.75% of EBITDA for any fiscal quarter is payable quarterly in advance and (ii) the difference between 5.75% of EBITDA for any fiscal year and the aggregate quarterly payments previously paid with respect to fiscal quarters in such fiscal year, payable yearly in arrears. The advisory agreement also requires PPI Acquisition to reimburse PPI Management for all reasonable and documented out-of-pocket costs and expenses, including the fees and expenses of accountants, attorneys, third-party consultants and other advisors retained by PPI Management in connection with services rendered under the advisory agreement.

PPI Acquisition and certain of its affiliates are parties to a note and warrant purchase agreement, or loan agreement, with a certain lender that impose restrictions on PPI Acquisition’s ability to make payments to PPI Management under certain circumstances. Specifically, no fees or other amounts owing under the advisory agreement can be paid by PPI Acquisition to PPI Management while a default or event of default under the related promissory note is continuing or the payment would cause a default under the related promissory note. Furthermore, PPI Acquisition is restricted from making certain payments relating to operations and capital expenditures, and must maintain a certain collateral coverage ratio.

Christals Management Advisory Agreement

On December 31, 2012, Christals Management and CP IV SPV, LLC, or CP IV, entered into an advisory agreement with Peekay, pursuant to which each of Christals Management and CP IV, an entity that is not affiliated with Christals Management, our company or Mr. Roberts, were retained to provide advisory services to Peekay and its subsidiaries and affiliates. Peekay is a leading retailer of lingerie, women’s wellness and sexual health products. It was founded in 1981 in Auburn, WA by a mother and daughter team with a focus on creating a comfortable and inviting store environment catering to women and couples. Peekay is dedicated to creating both a place and attitude of acceptance and education for our customers. Today, Peekay is a leader in changing the perception of sexual wellness throughout the United States with 46 locations across 6 states.

Under the advisory agreement, Christals Management was retained as a consultant to render management and consulting services to Peekay and its subsidiaries and affiliates. The services to be performed by Christals Management include management, finance, marketing, operational and strategic planning, relationship access, corporate development and analysis of potential mergers and acquisitions. The advisory agreement has no specific term and either Peekay or Christals Management may terminate the advisory agreement upon notice to the other party at any time and for any reason or for no reason whatsoever. As compensation for the services provided by Christals, Peekay paid Christals Management a one-time payment of $250,000 at the time the advisory agreement was entered into and is required to pay Christals Management an additional $250,000 for each fiscal year during the term. This management fee is payable quarterly, in advance, on the first day of each quarter during the term of the advisory agreement. The advisory agreement also requires Peekay to reimburse Christals Management for all reasonable and documented out-of-pocket costs and expenses, including the fees and expenses of accountants, attorneys, third-party consultants and other advisors retained by Christals Management in connection with services rendered under the advisory agreement.

Peekay and certain of its affiliates are parties to a financing agreement, or loan agreement, with certain lenders that impose restrictions on Peekay’s ability to make payments to Christals Management under certain circumstances. Specifically, the agent for the lenders may suspend payment of the management fee by written notice to Christals Management and Peekay as a result of the agent’s exercise of remedies under the loan agreement, which suspension would be effective concurrently with the delivery of such written notice. However, if the breach or other default giving rise to the suspension is cured, Peekay would be permitted to pay Christals Management again within five days thereof, including accrued, but unpaid fees.

MANAGEMENT SERVICES AGREEMENT

Management Services

The management services agreement sets forth the services to be performed by our manager. Our manager will perform such services subject to the oversight and supervision of our board of directors.

In general, our manager will perform those services for our company that would be typically performed by the executive officers of a company. Specifically, our manager will perform the following services, which we refer to as the management services, pursuant to the management services agreement:

•	manage the day-to-day business and operations of our company, including our liquidity and capital resources and compliance with applicable law;

•	identify, evaluate, manage, perform due diligence on, negotiate and oversee acquisitions of target businesses and any other investments;

•

evaluate and oversee the financial and operational performance of our businesses, including monitoring the business and operations of such businesses, and the financial performance of any other investments that we make;

•	provide, on our behalf, managerial assistance to our businesses;

•	evaluate, manage, negotiate and oversee dispositions of all or any part of any of our property, assets or investments, including disposition of all or any part of our businesses;

•	provide or second, as necessary, employees of our manager to serve as executive officers or other employees of our company or as members of our board of directors; and

•	perform any other services that would be customarily performed by executive officers and employees of a publicly listed or quoted company.

Our company and our manager have the right at any time during the term of the management services agreement to change the services provided by our manager. In performing management services, our manager will have all necessary power and authority to perform, or cause to be performed, such services on behalf of our company, and, in this respect, our manager will be the only provider of management services to our company. Nonetheless, our manager will be required to obtain authorization and approval of our board of directors in all circumstances where executive officers of a corporation typically would be required to obtain authorization and approval of a corporation's board of directors, including, for example, with respect to the consummation of an acquisition of a target business, the issuance of securities or the entry into credit arrangements.

While our Chief Executive Officer, President and Chief Financial Officer, Mr. Ellery W. Roberts, intends to devote approximately 90% of his time to the affairs of our company, neither Mr. Roberts, nor our manager, is expressly prohibited from investing in or managing other entities. In this regard, the management services agreement will not require our manager and its affiliates to provide management services to our company exclusively.

Secondment of Our Executive Officers

In accordance with the terms of the management services agreement, our manager will second to our company our executive officers, which means that these individuals will be assigned by our manager to work for us during the term of the management services agreement. Our board of directors has appointed Mr. Roberts as an executive officer of our company. Although Mr. Roberts is an employee of our manager, he will report directly, and be subject, to our board of directors. In this respect, our board of directors may, after due consultation with our manager, at any time request that our manager replace any individual seconded to our company and our manager will, as promptly as practicable, replace any such individual; however, our Chief Executive Officer, Mr. Roberts, controls our manager, which may make it difficult for our board of directors to completely sever ties with Mr. Roberts. Our manager and our board of directors may agree from time to time that our manager will second to our company one or more additional individuals to serve on behalf of our company, upon such terms as our manager and our board of directors may mutually agree.

Acquisition and Disposition Opportunities

Our manager has exclusive responsibility for reviewing and making recommendations to our board of directors with respect to acquisition and disposition opportunities. If our manager does not originate an opportunity, our board of directors will seek a recommendation from our manager prior to making a decision concerning such opportunity. In the case of any acquisition or disposition opportunity that involves an affiliate of our manager or us, our nominating and corporate governance committee, or, if we do not have such a committee, the independent members of our board of directors, will be required to authorize and approve such transaction.

Our manager will review each acquisition or disposition opportunity presented to our manager to determine if such opportunity satisfies the acquisition and disposition criteria established by our board of directors. The acquisition and disposition criteria provide that our manager will review each acquisition opportunity presented to it to determine if such opportunity satisfies our company's acquisition and disposition criteria, and if it is determined, in our manager's sole discretion, that an opportunity satisfies the criteria, our manager will refer the opportunity to our board of directors for its authorization and approval prior to the consummation of any such opportunity.

Our investment criteria include the following:

•	Revenue of at least $5.0 million with an organic historical growth rate of at least 10%

•	Current year EBITDA/Pre-tax Income of at least $1.5 million with a history of positive cash flow

•	Clearly identifiable “blueprint” for growth with the potential for break-out returns

•	Well-positioned companies within 1847’s core industry categories (consumer-driven, business to business, light manufacturing and specialty finance) with strong returns on capital

•	Opportunities wherein building management team, infrastructure and access to capital are the primary drivers of creating value

•	Headquartered in North America

With respect to investment opportunities that do not fall within the criteria set forth above our manager must first present such opportunities to our board of directors. Our board of directors and our manager will review these criteria from time to time and our board of directors may make changes and modifications to such criteria as our company makes additional acquisitions and dispositions.

If an acquisition opportunity is referred to our board of directors by our manager and our board of directors determines not to timely pursue such opportunity in whole or in part, any part of such opportunity that our company does not promptly pursue may be pursued by our manager or may be referred by our manager to any person, including affiliates of our manager. In this case, our manager is likely to devote a portion of its time to the oversight of this opportunity, including the management of a business that we do not own.

If there is a disposition, our manager must use its commercially reasonable efforts to manage a process through which the value of such disposition can be maximized, taking into consideration non-financial factors such as those relating to competition, strategic partnerships, potential favorable or adverse effects on us, our businesses, or our investments or any similar factors that may reasonably perceived as having a short- or long-term impact on our business, results of operations and financial condition.

Indemnification by our Company

Our company has agreed to indemnify and hold harmless our manager and its employees and representatives, including any individuals seconded to our company, from and against all losses, claims and liabilities incurred by our manager in connection with, relating to or arising out of the performance of any management services. However, our company will not be obligated to indemnify or hold harmless our manager for any losses, claims and liabilities incurred by our manager in connection with, relating to or arising out of (i) a breach by our manager or its employees or its representatives of the management services agreement, (ii) the gross negligence, willful misconduct, bad faith or reckless disregard of our manager or its employees or representatives in the performance of any of its obligations under the management services agreement, or (iii) fraudulent or dishonest acts of our manager or its employees or representatives with respect to our company or any of its businesses.

We expect that our directors and officers insurance policy for our directors and officers will be expanded, or supplemental insurance will be obtained, to cover this indemnification obligation.

Termination of Management Services Agreement

Our board of directors may terminate the management services agreement and our manager’s appointment if, at any time:

•

(i) a majority of our board of directors vote to terminate the management services agreement, and (ii) the holders of at least a majority of the outstanding shares (other than shares beneficially owned by our manager) then entitled to vote also vote to terminate the management services agreement;

•	neither Mr. Roberts nor his designated successor controls our manager, which change of control occurs without the prior written consent of our board of directors;

•

there is a finding by a court of competent jurisdiction in a final, non-appealable order that (i) our manager materially breached the terms of the management services agreement and such breach continued unremedied for 60 days after our manager receives written notice from our company setting forth the terms of such breach, or (ii) our manager (x) acted with gross negligence, willful misconduct, bad faith or reckless disregard in performing its duties and obligations under the management services agreement; or (y) engaged in fraudulent or dishonest acts in connection with the business or operations of our company;

•

(i) our manager has been convicted of a felony under federal or state law, (ii) our board of directors finds that our manager is demonstrably and materially incapable of performing its duties and obligations under the management services agreement, and (iii) the holders of at least 66 2/3% of the then outstanding shares, other than shares beneficially owned by our manager, vote to terminate the management services agreement; or

•

(i) there is a finding by a court of competent jurisdiction that our manager has (x) engaged in fraudulent or dishonest acts in connection with the business or operations of our company or (y) acted with gross negligence, willful misconduct, bad faith or reckless disregard in performing its duties and obligations under the management services agreement, and (ii) the holders of at least 66 2/3% of the then outstanding shares (other than shares beneficially owned by our manager) vote to terminate the management services agreement.

In addition, our manager may resign and terminate the management services agreement at any time upon 120 days prior written notice to our company, and this right is not contingent upon the finding of a replacement manager. However, if our manager resigns, until the date on which the resignation becomes effective, it will, upon request of our board of directors, use reasonable efforts to assist our board of directors to find a replacement manager at no cost and expense to our company.

Upon the termination of the management services agreement, seconded officers, employees, representatives and delegates of our manager and its affiliates who are performing the services that are the subject of the management services agreement will resign their respective position with our company and cease to work at the date of such termination or at any other time as determined by our manager. Any appointed director may continue serving on our board of directors subject to the terms of the operating agreement.

If we terminate the management services agreement, our company and its businesses have agreed to cease using the term “1847”, including any trademarks based on the name of our company that may be licensed to them by our manager, under the licensing provisions of the management services agreement, entirely in their businesses and operations within 180 days of such termination. Such licensing provisions of the management services agreement would require our company and its businesses to change their names to remove any reference to the term “1847” or any reference to trademarks licensed to them by our manager. In this respect, our right to use the term “1847” and related intellectual property is subject to licensing provisions between our manager, on the one hand, and our company and our businesses, on the other hand.

Except with respect to the termination fee payable to our manager due to a termination of the management services agreement based solely on a vote of our board of directors and our shareholders, no other termination fee is payable upon termination of the management services agreement for any other reason. See the section entitled “Our Manager—Our Manager as a Service Provider—Termination Fee” for more information about the termination fee payable upon termination of the management services agreement.

While termination of the management services agreement will not affect any terms and conditions, including those relating to any payment obligations, that exist under any offsetting management services agreements or transaction services agreements, such agreements will be terminable by future businesses that we acquire upon 60 days prior written notice and there will be no termination or other similar fees due upon such termination. Notwithstanding termination of the management services agreement, our manager will maintain its rights with respect to the allocation shares it then owns, including its rights under the supplemental put provision of our operating agreement. See the section entitled “Our Manager—Our Manager as an Equity Holder—Supplemental Put Provision” for more information on our manager's put right with respect to the allocation shares.

Management Fee and Expenses

See the section entitled “Our Manager—Our Manager as a Service Provider—Management Fee” for a description of the management fee to be paid to our manager and an example of a calculation of the management fee. In addition to the management fee to be paid to our manager, our company generally will be responsible for paying costs and expenses relating to its business and operations. See the section entitled “Our Manager—Our Manager as a Service Provider—Reimbursement of Expenses” for more information about the reimbursement of expenses by our company to our manager. Our manager may enter into offsetting management services agreements with our businesses pursuant to which our manager may perform services for our businesses. Any fees paid to our manager by our businesses pursuant to such agreements will offset the fees payable by our company to our manager. See “Our Manager—Our Manager as a Service Provider—Offsetting Management Services Agreements” for more information about offsetting management services agreements and the treatment of offsetting management fees.

OUR MANAGER

Overview of Our Manager

Our manager, 1847 Partners LLC, a Delaware limited liability company, is a newly created entity. It has two classes of limited liability interests known as Class A interests and Class B interests. The Class A interests, which give the holder the right to the profit allocation received by our manager as a result of holding our allocation shares, are owned in their entirety by 1847 Partners Class A Member LLC; and the Class B interests, which give the holder the right to all other profits or losses of our manager, including the management fee payable to our manager by us, are owned in their entirety by 1847 Partners Class B Member LLC. 1847 Partners Class A Member LLC is owned approximately 55% by its sole managing member, our Chief Executive Officer, Ellery W. Roberts and 1847 Partners Class B Member LLC is owned, 60%, by its sole managing member, our Chief Executive Officer, Ellery W. Roberts. In the future, Mr. Roberts may cause 1847 Partners Class A Member or 1847 Partners Class B Member to issue units to employees of the manager to incentivize those employees by providing them with the ability to participate in our manager’s incentive allocation and management fee.

Our Chief Executive Officer has more than 20 years of experience in acquiring and managing small and lower middle market businesses and has overseen the acquisitions and financing of three businesses with an aggregate purchase price of approximately $64.5 million.

Key Personnel of Our Manager

Our Chief Executive Officer’s business experiences are described in the section entitled “Management.” He is the only key employee of our manager. He will be compensated entirely by our manager from the management fees it receives. As employees of our manager, it is anticipated that Mr. Roberts will devote at least 90% of his time to the affairs of our company.

Our Relationship With Our Manager, Manager Fees, and Manager Profit Allocation

Our relationship with our manager is based on our manager having two distinct roles: first, as a service provider to us and, second, as an equity holder of the allocation shares.

As a service provider, our manager performs a variety of services for us, which entitles it to receive a management fee. As holder of our company’s allocation shares, our manager has the right to a preferred distribution in the form of a profit allocation upon the occurrence of certain events. Our manager paid $1,000 for the allocation shares. In addition, our manager will have the right to cause our company to purchase the allocation interests then owned by our manager upon termination of the management services agreement.

These relationships with our manager will be governed principally by the following agreements:

•	the management services agreements relating to the services our manager will perform for us and our businesses; and

•

our company’s operating agreement relating to our manager’s rights with respect to the allocation shares it owns and which contains the supplemental put provision relating to our manager’s right to cause our company to purchase the allocation shares it owns.

We also expect that our manager will enter into offsetting management services agreements and transaction services agreements with our businesses directly. These agreements, and some of the material terms relating thereto, are discussed in more detail below. The management fee, profit allocation and put price under the supplemental put provision will be payment obligations of our company and, as a result, will be paid, along with other company obligations, prior to the payment of distributions to shareholders.

Summary of Manager Fees and Profit Allocation Rights

The following table provides a simplified description of the fees and profit allocation rights held by our manager. Further detail is provided in the following subsections.

Description	Fee Calculation	Payment Term
Management Fees

Determined by Management Services Agreement	0.5% of adjusted net assets (2.0% annually)	Quarterly

Determined by First Amendment to Management Services Agreement (with respect to Management Consulting Business Only)	$43,750 ($175,000 annually)	Quarterly

Determined by Offsetting Management Services Agreement	Payment of fees by our subsidiary businesses that result in a dollar for dollar reduction of manager fees paid by us to our manager	Quarterly

Termination Fee – Determined by Management Services Agreement	Accumulated management fee paid in the preceding 4 fiscal quarters multiplied by 2 Paid only upon termination event approved by our board and a majority in interest of our shareholders	8 quarterly installments

Determined by Management Services Agreement

Reimbursement of manager’s costs and expenses in providing services to us, but not including: (1) costs of overhead; (2) due diligence and other costs for potential acquisitions our board of directors does not approve pursuing or that are required by acquisition target to be reimbursed under a Transaction Services Agreement; and (3) seconded officers and employees, including compensation paid to our named executive officer.

Ongoing

Transaction Services Fees

Acquisition services of target businesses or disposition of subsidiaries – fees determined by Transaction Services Agreements	2.0% of aggregate purchase price up to $50 million, plus	Per Transaction

1.5% of aggregate purchase price in excess of $50 million and up to and equal to $100 million, plus

1.0% of aggregate purchase price in excess of $100 million

Manager Profit Allocation determined by our Amended and Restated Operating Agreement
20% of annual profits

Upon clearance of the 8% annual hurdle rate

Sale of a material amount of capital stock or assets of one of our businesses or subsidiaries

Holding event: at the option of our manager, for the 30 day period following the 5th anniversary of an acquired business

Our Manager as a Service Provider

Our company’s board of directors has engaged our manager to manage the day-to-day operations and affairs of our company, oversee the management and operations of our businesses and perform certain other services for us. Our company has entered into a management services agreement that sets forth the services to be performed by our manager and the fees to be paid to our manager for providing such services. Our company will pay our manager a quarterly management fee equal to 0.5% (2.0% annualized) of its adjusted net assets, as discussed in more detail below. By amendment to our management services agreement, we agreed that in lieu of paying a quarterly management fee under the management services agreement based upon the adjusted net assets of our management consulting business, we will pay our manager a flat quarterly fee equal to $43,750. We expect to generate sufficient revenues from our management consulting business to pay our manager a flat quarterly fee of $43,750. Although we expect that our management consulting business will generate sufficient fees to cover the manager’s quarterly flat fee, if for any reason it does not, our manager has agreed verbally that such fee will accrue until sufficient revenues are generated. We also expect that until we begin making acquisitions, all revenues generated from our management consulting business will be used to cover operating expenses, including management fees. We will not use the proceeds of our initial public offering to pay our manager the quarterly management-consulting fee. This amendment only applies to our management consulting business and will not apply to any businesses that we acquire in the future. See the section entitled “Management Services Agreement” for more information about the material terms of the management services agreement.

Management Fee

Subject to any adjustments discussed below, for performing management services under the management services agreement during any fiscal quarter, our company will pay our manager a management fee with respect to such fiscal quarter. The management fee to be paid with respect to any fiscal quarter will be calculated as of the last day of such fiscal quarter, which we refer to as the calculation date. The management fee will be calculated by an administrator, which will be our manager so long as the management services agreement is in effect. The amount of any management fee payable by our company as of any calculation date with respect to any fiscal quarter will be (i) reduced by the aggregate amount of any offsetting management fees, if any, received by our manager from any of our businesses with respect to such fiscal quarter, (ii) reduced (or increased) by the amount of any over-paid (or under-paid) management fees received by (or owed to) our manager as of such calculation date, and (iii) increased by the amount of any outstanding accrued and unpaid management fees.

As an obligation of our company, the management fee will be paid prior to the payment of distributions to our shareholders. If we do not have sufficient liquid assets to pay the management fee when due, we may be required to liquidate assets or incur debt in order to pay the management fee.

Offsetting Management Services Agreements

Pursuant to the management services agreement, we have agreed that our manager may, at any time, enter into offsetting management services agreements with our businesses pursuant to which our manager may perform services that may or may not be similar to management services. Any fees to be paid by one of our businesses pursuant to such agreements are referred to as offsetting management fees and will offset, on a dollar-for-dollar basis, the management fee otherwise due and payable by our company under the management services agreement with respect to a fiscal quarter. The management services agreement provides that the aggregate amount of offsetting management fees to be paid to our manager with respect to any fiscal quarter shall not exceed the management fee to be paid to our manager with respect to such fiscal quarter. See the section entitled “— Management Fee” above for more information about the treatment of offsetting management fees.

Our manager may enter into offsetting management services agreements with our future subsidiaries, which agreements would be in the form prescribed by our management services agreement.

The services that our manager will provide to future subsidiaries under the offsetting management services agreements will include: conduct general and administrative supervision and oversight of the subsidiary’s day-to-day business and operations, including, but not limited to, recruiting and hiring of personnel, administration of personnel and personnel benefits, development of administrative policies and procedures, establishment and management of banking services, managing and arranging for the maintaining of liability insurance, arranging for equipment rental, maintenance of all necessary permits and licenses, acquisition of any additional licenses and permits that become necessary, participation in risk management policies and procedures; and (ii) oversee and consult with respect to the Company’s business and operational strategies, the implementation of such strategies and the evaluation of such strategies, including, but not limited to, strategies with respect to capital expenditure and expansion programs, acquisitions or dispositions and product or service lines. If our manager and the subsidiary do not enter into an offsetting management services agreement, our manager will provide these services for our subsidiaries under our management services agreement.

The offsetting management fee paid to our manager for providing management services to a future subsidiary will vary. However, the management services agreement provides that the aggregate amount of offsetting management fees to be paid to our manager with respect to any fiscal quarter shall not exceed the management fee to be paid to our manager with respect to such fiscal quarter.

Example of Calculation of Management Fee with Adjustment for Offsetting Management Fees

In order to better understand how the management fee is calculated, we are providing the following example:

		($ in thousands)
Quarterly management fee:

1	Consolidated total assets	$100,000
2	Consolidated accumulation amortization of intangibles	$5,000
3	Total cash and cash equivalents	$(5,000)
4	Adjusted total liabilities	$(10,000
5	Adjusted net assets (Line 1 + Line 2 – Line 3 – Line 4)	$90,000
6	Multiplied by quarterly rate	0.5%
7	Quarterly management fee	$450

Offsetting management fees:

7	Acquired company A offsetting management fees	$(100)
8	Acquired company B offsetting management fees	$(100)
9	Acquired company C offsetting management fees	$(100)
10	Acquired company D offsetting management fees	$(100)
11	Total offsetting management fees	$(400)
12	Quarterly management fee payable by Company (Line 6 + Line 11)	$50

The foregoing example provides hypothetical information only and does not intend to reflect actual or expected management fee amounts.

For purposes of the calculation of the management fee:

•

“Adjusted net assets” will be equal to, with respect to our company as of any calculation date, the sum of (i) consolidated total assets (as determined in accordance with U.S. generally accepted accounting principles, or GAAP) of our company as of such calculation date, plus (ii) the absolute amount of consolidated accumulated amortization of intangibles (as determined in accordance with GAAP) for our company as of such calculation date, minus (iii) total cash and cash equivalents, minus (iv) the absolute amount of adjusted total liabilities of our company as of such calculation date.

22

•

“Adjusted total liabilities” will be equal to, with respect to our company as of any calculation date, our company’s consolidated total liabilities (as determined in accordance with GAAP) as of such calculation date after excluding the effect of any outstanding third party indebtedness of our company.

•

“Quarterly management fee” will be equal to, as of any calculation date, the product of (i) 0.5%, multiplied by (ii) our company’s adjusted net assets as of such calculation date; provided, however, that, with respect to the fiscal quarter in which the closing of our initial public offering occurs, our company will pay our manager a management fee with respect to such fiscal quarter equal to the product of (i)(x) 0.5%, multiplied by (y) our company’s adjusted net assets as of such calculation date, multiplied by (ii) a fraction, the numerator of which is the number of days from and including the date of closing to and including the last day of such fiscal quarter and the denominator of which is the number of days in such fiscal quarter; provided, further, however, that, with respect to any fiscal quarter in which the management services agreement is terminated, our company will pay our manager a management fee with respect to such fiscal quarter equal to the product of (i)(x) 0.5%, multiplied by (y) our company’s adjusted net assets as of such calculation date, multiplied by (ii) a fraction, the numerator of which is the number of days from and including the first day of such fiscal quarter to but excluding the date upon which the management services agreement is terminated and the denominator of which is the number of days in such fiscal quarter.

•

“Total offsetting management fees” will be equal to, as of any calculation date, fees paid to our manager by the businesses that we acquire in the future under separate offsetting management services agreements.

Transaction Services Agreements

Pursuant to the management services agreement, we have agreed that our manager may, at any time, enter into transaction services agreements with any of our businesses relating to the performance by our manager of certain transaction-related services in connection with the acquisitions of target businesses by our company or its businesses or dispositions of our company’s or its businesses’ property or assets. These services may include those customarily performed by a third-party investment banking firm or similar financial advisor, which may or may not be similar to management services, in connection with the acquisition of target businesses by us or our subsidiaries or disposition of subsidiaries or any of our property or assets or those of our subsidiaries. In connection with providing transaction services, our manager will generally receive a fee equal to the sum of (i) 2.0% of the aggregate purchase price of the target business up to and equal to $50.0 million, plus (ii) 1.5% of the aggregate purchase price of the target business in excess of $50.0 million and up to and equal to $100 million, plus (iii) 1.0% of the aggregate purchase price over $100 million, subject to annual review by our board of directors. The purchase price of a target business shall be defined as the aggregate amount of consideration, including cash and the value of any shares issued by us on the date of acquisition, paid for the equity interests of such target business plus the aggregate principal amount of any debt assumed by us of the target business on the date of acquisition or any similar formulation. The other terms and conditions relating to the performance of transaction services will be established in accordance with market practice.

Our manager may enter into transaction services agreements with our future subsidiaries, which agreements would be in the form prescribed by our management services agreement.

The services that our manager will provide to future subsidiaries under the transaction services agreements will include the following services that would be provided in connection with a specific transaction identified at the time that the transaction services agreement is entered into: reviewing, evaluating and otherwise familiarizing itself and its affiliates with the business, operations, properties, financial condition and prospects of the future subsidiary and its target acquisition and preparing documentation describing the future subsidiary’s operations, management, historical financial results, projected financial results and any other relevant matters and presenting such documentation and making recommendations with respect thereto to certain of 1847 Partners’ affiliates.

In connection with providing transaction services, our manager will generally receive a fee equal to the sum of (i) 2.0% of the aggregate purchase price of the target business up to and equal to $50.0 million, plus (ii) 1.5% of the aggregate purchase price of the target business in excess of $50.0 million and up to and equal to $100 million, plus (iii) 1.0% of the aggregate purchase price over $100 million, subject to annual review by our board of directors. The purchase price of a target business shall be defined as the aggregate amount of consideration, including cash and the value of any shares issued by us on the date of acquisition, paid for the equity interests of such target business plus the aggregate principal amount of any debt assumed by us of the target business on the date of acquisition or any similar formulation. The other terms and conditions relating to the performance of transaction services will be established in accordance with market practice.

Any fees received by our manager pursuant to such a transaction services agreement will be in addition to the management fee payable by our company pursuant to the management services agreement and will not offset the payment of such management fee. A transaction services agreement with any of our businesses may provide for the reimbursement of costs and expenses incurred by our manager in connection with the acquisition of such businesses.

Transaction services agreements will be reviewed, authorized and approved by our company’s board of directors on an annual basis.

Our Manager as an Equity Holder

Our manager owns 100% of the allocation shares of our company, which generally will entitle our manager to receive a 20% profit allocation as a form of preferred distribution, subject to our company’s profit with respect to a business exceeding on an annualized hurdle rate of 8%, which hurdle is tied to such business’ growth relative to our consolidated net equity. The calculation of the profit allocation and the rights of our manager, as the holder of the allocation shares, are governed by the operating agreement. See the section entitled “Description of Shares” of our registration statement on Form S-1, as amended, filed with the SEC on May 6, 2014 for more information about the operating agreement.

Manager’s Profit Allocation

The profit allocation to be paid to our manager is intended to reflect our ability to generate ongoing cash flows and capital gains in excess of a hurdle rate. In general, such profit allocation is designed to pay our manager 20% of the company’s profits upon clearance of the 8% annualized hurdle rate. The company’s audit committee, which is comprised solely of independent directors, will have the opportunity to review and approve the calculation of manager’s profit allocation when it becomes due and payable. Our manager will not receive a profit allocation on an annual basis. Instead, our manager will be paid a profit allocation only upon the occurrence of one of the following events, which we refer to collectively as the trigger events:

•

the sale of a material amount, as determined by our manager and reasonably consented to by a majority of our company’s board of directors, of the capital stock or assets of one of our businesses or a subsidiary of one of our businesses, which event we refer to as a sale event; or

•

at the option of our manager, for the 30-day period following the fifth anniversary of the date upon which we acquired a controlling interest in a business, which event we refer to as a holding event. If our manager elects to forego declaring a holding event with respect to such business during such period, then our manager may only declare a holding event with respect to such business during the 30–day period following each anniversary of such fifth anniversary date with respect to such business. Once declared, our manager may only declare another holding event with respect to a business following the fifth anniversary of the calculation date with respect to a previously declared holding event.

We believe this allocation timing, rather than a method that provides for annual allocations, more accurately reflects the long-term performance of each of our businesses and is consistent with our intent to hold, manage and grow our businesses over the long term. We refer generally to the obligation to make this payment to our manager as the “profit allocation” and, specifically, to the amount of any particular profit allocation as the “manager’s profit allocation”.

Definitions used in, and an example of the calculation of profit allocation, are set forth in more detail below.

The amount of the manager’s profit allocation will be based on the extent to which the total profit allocation amount with respect to any business, as of the last day of any fiscal quarter in which a trigger event occurs, which date we refer to as the calculation date, exceeds the relevant hurdle amounts with respect to such business, as of such calculation date. Manager’s profit allocation will be calculated by an administrator, which will be our manager so long as the management services agreement is in effect, and such calculation will be subject to a review and approval process by our company’s board of directors. For this purpose, “total profit allocation amount” will be equal to, with respect to any business as of any calculation date, the sum of:

•	the contribution-based profit of such business as of such calculation date, which will be calculated upon the occurrence of any trigger event with respect to such business; plus

•

the cumulative gains and losses of our company as of such calculation date, which will only be calculated upon the occurrence of a sale event with respect to such business. We generally expect this component to be the most significant component in calculating total profit allocation amount.

Specifically, manager’s profit allocation will be calculated and paid as follows:

•

manager’s profit allocation will not be paid with respect to a trigger event relating to any business if the total profit allocation amount, as of any calculation date, with respect to such business does not exceed such business’ level 1 hurdle amount (8% annualized), as of such calculation date; and

•

manager’s profit allocation will be paid with respect to a trigger event relating to any business if the total profit allocation amount, as of any calculation date, with respect to such business exceeds such business’ level 1 hurdle amount (8% annualized), as of such calculation date. Manager’s profit allocation to be paid with respect to such calculation date will be equal to the sum of the following:

•

100% of such business’ total profit allocation amount, as of such calculation date, with respect to that portion of the total profit allocation amount that exceeds such business’ level 1 hurdle amount (8% annualized) but is less than or equal to such business’ level 2 hurdle amount (10% annualized), in each case, as of such calculation date. We refer to this portion of the total profit allocation amount as the “catch-up.” The “catch-up” is intended to provide our manager with an overall profit allocation of 20% once the level 1 hurdle amount has been surpassed; plus

•	20% of the total profit allocation amount, as of such calculation date, that exceeds such business’ level 2 hurdle amount (10% annualized) as of such calculation date; minus

•

the high water mark allocation, if any, as of such calculation date. The effect of deducting the high water mark allocation is to take into account allocations our manager has already received in respect of past gains and losses.

The administrator will calculate manager’s profit allocation on or promptly following the relevant calculation date, subject to a “true-up” calculation upon availability of audited or unaudited consolidated financial statements, as the case may be, of our company to the extent not available on such calculation date. Any adjustment necessitated by the true-up calculation will be made in connection with the next calculation of manager’s profit allocation. Because of the length of time that may pass between trigger events, there may be a significant delay in our company’s ability to realize the benefit, if any, of a true-up of manager’s profit allocation.

Once calculated, the administrator will submit the calculation of manager’s profit allocation, as adjusted pursuant to any true-up, to our company’s board of directors for its review and approval. The board of directors will have ten business days to review and approve the calculation, which approval shall be automatic absent disapproval by the board of directors. Manager’s profit allocation will be paid ten business days after such approval.

If the board of directors disapproves of the administrator’s calculation of manager’s profit allocation, the calculation and payment of manager’s profit allocation will be subject to a dispute resolution process, which may result in manager’s profit allocation being determined, at our company’s cost and expense, by two independent accounting firms. Any determination by such independent accounting firms will be conclusive and binding on our company and our manager.

We will also pay a tax distribution to our manager if our manager is allocated taxable income by our company but does not realize distributions from our company at least equal to the taxes payable by our manager resulting from allocations of taxable income. Any such tax distributions will be paid in a similar manner as profit allocations are paid.

For any fiscal quarter in which a trigger event occurs with respect to more than one business, the calculation of the manager’s profit allocation, including the components thereof, will be made with respect to each business in the order in which controlling interests in such businesses were acquired or obtained by our company and the resulting amounts shall be aggregated to determine the total amount of manager’s profit allocation. If controlling interests in two or more businesses were acquired at the same time and such businesses give rise to a calculation of manager’s profit allocation during the same fiscal quarter, then manager’s profit allocation will be further calculated separately for each such business in the order in which such businesses were sold.

As obligations of our company, profit allocations and tax distributions will be paid prior to the payment of distributions to our shareholders. If we do not have sufficient liquid assets to pay the profit allocations or tax distributions when due, we may be required to liquidate assets or incur debt in order to pay such profit allocation. Our manager will have the right to elect to defer the payment of the manager’s profit allocation due on any payment date. Once deferred, our manager may demand payment thereof upon 20 business days’ prior written notice.

Termination of the management services agreement, by any means, will not affect our manager’s rights with respect to the allocation shares that it owns, including its right to receive profit allocations.

Example of Calculation of Manager’s Profit Allocation

The manager will receive a profit allocation at the end of the fiscal quarter in which a trigger event occurs, as follows (all dollar amounts are in millions):

 Assumptions

Year 1:

Acquisition of Company A (“Company A”)

Acquisition of Company B (“Company B”)

Year 4

Company A (or assets thereof) sold for $25 capital gain over book value of assets at time of sale, which is a qualifying trigger event

Company A’s average allocated share of our consolidated net equity over its ownership is $50

Company A’s holding period in quarters is 12

Company A’s contribution-based profit since acquisition is $5

Year 6:

Company B’s contribution-based profit since acquisition is $7

Company B’s average allocated share of our consolidated net equity over its ownership is $25

Company B’s holding period in quarters is $20

Company B’s cumulative gains and losses are $20

Manager elects to have holding period measured for purposes of profit allocation for Company B

		Year 4	Year 6
		A, due to	B, due to
With Respect to Relevant Business		sale	5 year hold
1	Contribution-based profit since acquisition for respective subsidiary	$5	$7
2	Gain/ Loss on sale of company	25	0
3	Cumulative gains and losses	25	20
4	High water mark prior to transaction	0	20
5	Total Profit Allocation Amount (Line 1 + Line 3)	30	27
6	Business’ holding period in quarters since ownership or last measurement due to holding event	12	20
7	Business’ average allocated share of consolidated net equity	50	25
8	Business’ level1 hurdle amount (2.00% * Line 6 * Line 7)	12	10
9	Business’ excess over level 1 hurdle amount (Line 5 – Line 8)	18	17
10	Business’ level2 hurdle amount (125% * Line 8)	15	12.5
11	Allocated to manager as “catch-up” (Line 10 – Line 8)	3	2.5
12	Excess over level 2 hurdle amount (Line 9 – Line 11)	15	14.5
13	Allocated to manager from excess over level2 hurdle amount (20% * Line 12)	3	2.9
14	Cumulative allocation to manager (Line 11 + Line 13)	6	5.4
15	High water mark allocation (20% * Line 4)	0	4

16	Manager’s Profit Allocation for Current Period (Line 14 – Line 15,> 0)	$6	$1.4

Definitions

For purposes of calculating profit allocation:

•

An entity’s “adjusted net assets” will be equal to, as of any date, the sum of (i) such entity’s consolidated total assets (as determined in accordance with GAAP) as of such date, plus (ii) the absolute amount of such entity’s consolidated accumulated amortization of intangibles (as determined in accordance with GAAP) as of such date, minus (iii) the absolute amount of such entity’s adjusted total liabilities as of such date.

•

An entity’s “adjusted total liabilities” will be equal to, as of any date, such entity’s consolidated total liabilities (as determined in accordance with GAAP) as of such date after excluding the effect of any outstanding third party indebtedness of such entity.

•

A business’ “allocated share of our company’s overhead” will be equal to, with respect to any measurement period as of any calculation date, the aggregate amount of such business’ quarterly share of our company’s overhead for each fiscal quarter ending during such measurement period.

•

A business’ “average allocated share of our consolidated equity” will be equal to, with respect to any measurement period as of any calculation date, the average (i.e., arithmetic mean) of a business’ quarterly allocated share of our consolidated equity for each fiscal quarter ending during such measurement period.

•

“Capital gains” (i) means, with respect to any entity, capital gains (as determined in accordance with GAAP) that are calculated with respect to the sale of capital stock or assets of such entity and which sale gave rise to a sale event and the calculation of profit allocation and (ii) will be equal to the amount, adjusted for minority interests, by which (x) the net sales price of such capital stock or assets, as the case may be, exceeded (y) the net book value (as determined in accordance with GAAP) of such capital stock or assets, as the case may be, at the time of such sale, as reflected on our company’s consolidated balance sheet prepared in accordance with GAAP; provided, that such amount shall not be less than zero.

27

•

“Capital losses” (i) means, with respect to any entity, capital losses (as determined in accordance with GAAP) that are calculated with respect to the sale of capital stock or assets of such entity and which sale gave rise to a sale event and the calculation of profit allocation and (ii) will be equal to the amount, adjusted for minority interests, by which (x) the net book value (as determined in accordance with GAAP) of such capital stock or assets, as the case may be, at the time of such sale, as reflected on the company’s consolidated balance sheet prepared in accordance with GAAP, exceeded (y) the net sales price of such capital stock or assets, as the case may be; provided, that such absolute amount thereof shall not be less than zero.

•

The company’s “consolidated net equity” will be equal to, as of any date, the sum of (i) the company’s consolidated total assets (as determined in accordance with GAAP) as of such date, plus (ii) the aggregate amount of asset impairments (as determined in accordance with GAAP) that were taken relating to any businesses owned by the company as of such date, plus (iii) the company’s consolidated accumulated amortization of intangibles (as determined in accordance with GAAP), as of such date minus (iv) the company’s consolidated total liabilities (as determined in accordance with GAAP) as of such date.

•

A business’ “contribution-based profits” will be equal to, for any measurement period as of any calculation date, the sum of (i) the aggregate amount of such business’ net income (loss) (as determined in accordance with GAAP and as adjusted for minority interests) with respect to such measurement period (without giving effect to (x) any capital gains or capital losses realized by such business that arise with respect to the sale of capital stock or assets held by such business and which sale gave rise to a sale event and the calculation of profit allocation or (y) any expense attributable to the accrual or payment of any amount of profit allocation or any amount arising under the supplemental put agreement, in each case, to the extent included in the calculation of such business’ net income (loss)), plus (ii) the absolute aggregate amount of such business’ loan expense with respect to such measurement period, minus (iii) the absolute aggregate amount of such business’ allocated share of the company’s overhead with respect to such measurement period.

•

The company’s “cumulative capital gains” will be equal to, as of any calculation date, the aggregate amount of capital gains realized by the company as of such calculation date, after giving effect to any capital gains realized by the company on such calculation date, since its inception.

•

The company’s “cumulative capital losses” will be equal to, as of any calculation date, the aggregate amount of capital losses realized by the company as of such calculation date, after giving effect to any capital losses realized by the company on such calculation date, since its inception.

•

The company’s “cumulative gains and losses” will be equal to, as of any calculation date, the sum of (i) the amount of cumulative capital gains as of such calculation date, minus (ii) the absolute amount of cumulative capital losses as of such calculation date.

•

The “high water mark” will be equal to, as of any calculation date, the highest positive amount of the company’s cumulative capital gains and losses as of such calculation date that were calculated in connection with a qualifying trigger event that occurred prior to such calculation date.

•	The “high water mark allocation” will be equal to, as of any calculation date, the product of (i) the amount of the high water mark as of such calculation date, multiplied by (ii) 20%.

•

A business’ “level 1 hurdle amount” will be equal to, as of any calculation date, the product of (i) (x) the quarterly hurdle rate of 2.00% (8% annualized), multiplied by (y) the number of fiscal quarters ending during such business’ measurement period as of such calculation date, multiplied by (ii) a business’ average allocated share of our consolidated equity for each fiscal quarter ending during such measurement period.

28

•

A business’ “level 2 hurdle amount” will be equal to, as of any calculation date, the product of (i) (x) the quarterly hurdle rate of 2.5% (10% annualized, which is 125% of the 8% annualized hurdle rate), multiplied by (y) the number of fiscal quarters ending during such business’ measurement period as of such calculation date, multiplied by (ii) a business’ average allocated share of our consolidated equity for each fiscal quarter ending during such measurement period.

•

A business’ “loan expense” will be equal to, with respect to any measurement period as of any calculation date, the aggregate amount of all interest or other expenses paid by such business with respect to indebtedness of such business to either the company or other company businesses with respect to such measurement period.

•

The “measurement period” will mean, with respect to any business as of any calculation date, the period from and including the later of (i) the date upon which the company acquired a controlling interest in such business and (ii) the immediately preceding calculation date as of which contribution-based profits were calculated with respect to such business and with respect to which profit allocation were paid (or, at the election of the allocation member, deferred) by the company up to and including such calculation date.

•

The company’s “overhead” will be equal to, with respect to any fiscal quarter, the sum of (i) that portion of the company’s operating expenses (as determined in accordance with GAAP) (without giving effect to any expense attributable to the accrual or payment of any amount of profit allocation or any amount arising under the supplemental put agreement to the extent included in the calculation of the company’s operating expenses), including any management fees actually paid by the company to our manager, with respect to such fiscal quarter that are not attributable to any of the businesses owned by the company (i.e., operating expenses that do not correspond to operating expenses of such businesses with respect to such fiscal quarter), plus (ii) the company’s accrued interest expense (as determined in accordance with GAAP) on any outstanding third party indebtedness of the company with respect to such fiscal quarter, minus (iii) revenue, interest income and other income reflected in the company’s unconsolidated financial statements as prepared in accordance with GAAP.

•

A “qualifying trigger event” will mean, with respect to any business, a trigger event that gave rise to a calculation of total profit allocation with respect to such business as of any calculation date and (ii) where the amount of total profit allocation so calculated as of such calculation date exceeded such business’ level 2 hurdle amount as of such calculation date.

•

A business’ “quarterly allocated share of our consolidated equity” will be equal to, with respect to any fiscal quarter, the product of (i) the company’s consolidated net equity as of the last day of such fiscal quarter, multiplied by (ii) a fraction, the numerator of which is such business’ adjusted net assets as of the last day of such fiscal quarter and the denominator of which is the sum of (x) the company’s adjusted net assets as of the last day of such fiscal quarter, minus (y) the aggregate amount of any cash and cash equivalents as such amount is reflected on the company’s consolidated balance sheet as prepared in accordance with GAAP that is not taken into account in the calculation of any business’ adjusted net assets as of the last day of such fiscal quarter.

•

A business’ “quarterly share of the company’s overhead” will be equal to, with respect to any fiscal quarter, the product of (i) the absolute amount of the company’s overhead with respect to such fiscal quarter, multiplied by (ii) a fraction, the numerator of which is such business’ adjusted net assets as of the last day of such fiscal quarter and the denominator of which is the company’s adjusted net assets as of the last day of such fiscal quarter.

•	An entity’s “third party indebtedness” means any indebtedness of such entity owed to any third party lenders that are not affiliated with such entity.

Reimbursement of Expenses

Our company will be responsible for paying costs and expenses relating to its business and operations. Our company agreed to reimburse our manager during the term of the management services agreement for all costs and expenses of our company that are incurred by our manager or its affiliates on behalf of our company, including any out-of-pocket costs and expenses incurred in connection with the performance of services under the management services agreement, and all costs and expenses the reimbursement of which are specifically approved by our company’s board of directors.

Our company will not be obligated or responsible for reimbursing or otherwise paying for any costs or expenses relating to our manager’s overhead or any other costs and expenses relating to our manager’s conduct of its business and operations. Also, our company will not be obligated or responsible for reimbursing our manager for costs and expenses incurred by our manager in the identification, evaluation, management, performance of due diligence on, negotiation and oversight of potential acquisitions of new businesses for which our company (or our manager on behalf of our company) fails to submit an indication of interest or letter of intent to pursue such acquisition, including costs and expenses relating to travel, marketing and attendance of industry events and retention of outside service providers relating thereto. In addition, our company will not be obligated or responsible for reimbursing our manager for costs and expenses incurred by our manager in connection with the identification, evaluation, management, performance of due diligence on, negotiating and oversight of an acquisition by our company if such acquisition is actually consummated and the business so acquired entered into a transaction services agreement with our manager providing for the reimbursement of such costs and expenses by such business. In this respect, the costs and expenses associated with the pursuit of add-on acquisitions for our company may be reimbursed by any businesses so acquired pursuant to a transaction services agreement.

All reimbursements will be reviewed and, in certain circumstances, approved by our company’s board of directors on an annual basis in connection with the preparation of year-end financial statements.

Supplemental Put Provision

In addition to the provisions discussed above, in consideration of our manager’s acquisition of the allocation shares, our operating agreement contains a supplemental put provision pursuant to which our manager will have the right to cause our company to purchase the allocation shares then owned by our manager upon termination of the management services agreement.

If (i) the management services agreement is terminated at any time other than as a result of our manager’s resignation or (ii) our manager resigns on any date that is at least three years after the closing of our initial public offering, then our manager will have the right, but not the obligation, for one year from the date of such termination or resignation, as the case may be, to elect to cause our company to purchase all of allocation shares then owned by our manager for the put price as of the put exercise date.

For purposes of this provision, the “put price” is be equal to, as of any exercise date, (i) if we terminate the management services agreement, the sum of two separate, independently made calculations of the aggregate amount of manager’s profit allocation as of such exercise date or (ii) if our manager resigns, the average of two separate, independently made calculations of the aggregate amount of manager’s profit allocation as of such exercise date, in each case, calculated assuming that (x) all of the businesses are sold in an orderly fashion for fair market value as of such exercise date in the order in which the controlling interest in each business was acquired or otherwise obtained by our company, (y) the last day of the fiscal quarter ending immediately prior to such exercise date is the relevant calculation date for purposes of calculating manager’s profit allocation as of such exercise date. Each of the two separate, independently made calculations of the manager’s profit allocation for purposes of calculating the put price will be performed by a different investment bank that is engaged by our company at its cost and expense. The put price will be adjusted to account for a final “true-up” of the manager’s profit allocation.

Our manager and our company can mutually agree to permit our company to issue a note in lieu of payment of the put price when due; provided, that if our manager resigns and terminates the management services agreement, then our company will have the right, in its sole discretion, to issue a note in lieu of payment of the put price when due. In either case the note would have an aggregate principal amount equal to the put price, would bear interest at a rate of LIBOR plus 4.0% per annum, would mature on the first anniversary of the date upon which the put price was initially due, and would be secured by the then-highest priority lien available to be placed on our equity interests in each of our businesses.

Our company’s obligations under the put provision of our operating agreement are absolute and unconditional. In addition, our company will be subject to certain obligations and restrictions upon exercise of our manager’s put right until such time as our company’s obligations under the put provision of our operating agreement, including any related note, have been satisfied in full, including:

•

subject to our company’s right to issue a note in the circumstances described above, our company must use commercially reasonable efforts to raise sufficient debt or equity financing to permit our company to pay the put price or note when due and obtain approvals, waivers and consents or otherwise remove any restrictions imposed under contractual obligations or applicable law or regulations that have the effect of limiting or prohibiting our company from satisfying its obligations under the supplemental put agreement or note;

30

•

our manager will have the right to have a representative observe meetings of our company’s board of directors and have the right to receive copies of all documents and other information furnished to the board of directors;

•

our company and its businesses will be restricted in their ability to sell or otherwise dispose of their property or assets or any businesses they own and in their ability to incur indebtedness (other than in the ordinary course of business) without granting a lien on the proceeds therefrom to the manager, which lien will secure our company’s obligations under the put provision of our operating agreement or note; and

•

our company will be restricted in its ability to (i) engage in certain mergers or consolidations, (ii) sell, transfer or otherwise dispose of all or a substantial part of its business, property or assets or all or a substantial portion of the stock or beneficial ownership of its businesses or a portion thereof, (iii) liquidate, wind-up or dissolve, (iv) acquire or purchase the property, assets, stock or beneficial ownership or another person, or (v) declare and pay distributions.

Our company also has agreed to indemnify our manager for any losses or liabilities it incurs or suffers in connection with, arising out of or relating to its exercise of its put right or any enforcement of terms and conditions of the supplemental put provision of our operating agreement.

As an obligation of our company, the put price will be paid prior to the payment of distributions to our shareholders. If we do not have sufficient liquid assets to pay the put price when due, we may be required to liquidate assets or incur debt in order to pay the put price.

Termination of the management services agreement, by any means, will not affect our manager’s rights with respect to the allocation shares that it owns. In this regard, our manager will retain its put right and its allocation shares after ceasing to serve as our manager, except that it will effectively lose the put right if it resigns before the third anniversary after the close of our initial public offering. As a result, if we terminate our manager, regardless of the reason for such termination, it would retain the right to exercise the put right and demand payment of the put price.

Termination Fee

We will pay our manager a termination fee upon termination of the management services agreement if such termination is based solely on a vote of our company’s board of directors and our shareholders; no other termination fee will be payable to our manager in connection with the termination of the management services agreement for any other reason. The termination fee that is payable to our manager will be equal to the product of (i) two (2) multiplied by (ii) the sum of the amount of the four management fees calculated with respect to the four fiscal quarters immediately preceding the termination date of the management services agreement. The termination fee will be payable in eight equal quarterly installments, with the first such installment being paid on or within five business days of the last day of the fiscal quarter in which the management services agreement was terminated and each subsequent installment being paid on or within five business days of the last day of each subsequent fiscal quarter, until such time as the termination fee is paid in full to our manager.

Government Regulation

We do not believe that government regulation materially impacts our management consulting business directly with the exception of payroll taxes on the state and federal levels.

Intellectual Property

We do not own or license any material intellectual property in connection with the operation of our management consulting business.

Employees

As of March 2015, the only full time employee involved in our management consulting business is Ellery W. Roberts. Mr. Roberts spends approximately 90% of his business time on the business and affairs of our company. The balance of his business time is mostly spent on the business and affairs of our company generally (other than the business and affairs of our management consulting business).

ITEM 1A. RISK FACTORS.

An investment in our common shares involves a high degree of risk. You should carefully read and consider all of the risks described below, together with all of the other information contained or referred to in this report, before making an investment decision with respect to our common shares or our company. If any of the following events occur, our financial condition, business and results of operations (including cash flows) may be materially adversely affected. In that event, the market price of our common shares could decline, and you could lose all or part of your investment.

Risks Related to Our Business and Structure

Our independent registered public accounting firm, in their audit report related to our financial statements for the fiscal year ended December 31, 2014, expressed substantial doubt about our ability to continue as a going concern.

Our auditors have issued a going concern opinion in their audit report related to our financial statements for the fiscal year ended December 31, 2014. This means that our auditors believe there is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated significant revenues, have suffered net losses, and will incur additional expenses as a result of being a public reporting company. Related to this concern, our current liabilities exceed our current assets. We must raise cash from sources other than operations. Our only other source for cash at this time is investments by our Chief Executive Officer and Chairman in our company. We must raise cash to implement our projected plan of operations. Accordingly, if we are unable to obtain additional working capital by either raising sufficient capital or by generating sufficient capital to meet our operating costs, our business may fail.

We are a new company with no history and we may not be able to manage our future businesses on a profitable basis.

We were formed on January 22, 2013 and on September 15, 2013, we acquired our management consulting business. We have not generated any revenues. We plan to acquire operating businesses in the future. Our manager will manage the day-to-day operations and affairs of our company and oversee the management and operations of our future businesses, subject to the oversight of our board of directors. If we do not develop effective systems and procedures, including accounting and financial reporting systems, to manage our operations as a consolidated public company, we may not be able to manage the combined enterprise on a profitable basis, which could adversely affect our ability to pay distributions to our shareholders.

Because our Chief Executive Officer controls our manager and owns a controlling interest in our company, he controls our company and is able to designate our directors and officers and control all major decisions and corporate actions and so long as our Chief Executive Officer retains ownership of a majority of our outstanding common shares and control over our manager you will not be able to elect any directors or have a meaningful say in any major decisions or corporate actions which could decrease the price and marketability of our shares.

Our Chief Executive Officer owns 875,000 common shares constituting approximately 85.4% of our outstanding common shares and our Chief Executive Officer also controls our manager. As a result our Chief Executive Officer is able to elect all of our directors, appoint all of our officers, control the shareholder vote on any major decision or corporate action and control our operations. Our Chief Executive Officer can unilaterally decide major corporate actions such as mergers, acquisitions, future securities offerings, amendments to our operating agreement and other significant company events. Our Chief Executive Officer may establish his own compensation, revise the fees to be paid to affiliates, and cause us to issue additional shares to himself and his affiliates. Our Chief Executive Officer’s unilateral control over us could decrease the price and marketability of our common shares.

Our future success is dependent on the employees of our manager, our manager’s operating partners and the management team of our business, the loss of any of whom could materially adversely affect our financial condition, business and results of operations.

Our future success depends, to a significant extent, on the continued services of the employees of our manager. The loss of their services may materially adversely affect our ability to manage the operations of our future businesses. The employees of our manager may leave our manager and go to companies that compete with us in the future. In addition, we will depend on the assistance provided by our manager’s operating partners in evaluating, performing diligence on and managing our businesses. The loss of any employees of our manager or any of our manager’s operating partners may materially adversely affect our ability to implement or maintain our management strategy or our acquisition strategy.

The future success of our future businesses also depends on the respective management teams of those businesses because we intend to operate our businesses on a stand-alone basis, primarily relying on their existing management teams for management of our businesses’ day-to-day operations. Consequently, their operational success, as well as the success of any organic growth strategy, will be dependent on the continuing efforts of the management teams of our future businesses. We will seek to provide these individuals with equity incentives in our company and to have employment agreements with certain persons we have identified as key to their businesses. However, these measures may not prevent these individuals from leaving their employment. The loss of services of one or more of these individuals may materially adversely affect our financial condition, business and results of operations.

We may experience difficulty as we evaluate, acquire and integrate the businesses that we may acquire in the future, which could result in drains on our resources, including the attention of our management, and disruptions of our on-going business.

A component of our strategy is to acquire a platform operating business in a particular industry and then acquire other businesses in the same industry. We will focus on small to middle market businesses in various industries. Generally, because such businesses are privately held, we may experience difficulty in evaluating potential target businesses as much of the information concerning these businesses is not publicly available. Therefore, our estimates and assumptions used to evaluate the operations, management and market risks with respect to potential target businesses may be subject to various risks and uncertainties. Further, the time and costs associated with identifying and evaluating potential target businesses and their industries may cause a substantial drain on our resources and may divert our management team’s attention away from the operations of our businesses for significant periods of time.

In addition, we may have difficulty effectively integrating and managing future acquisitions. The management or improvement of businesses we acquire may be hindered by a number of factors, including limitations in the standards, controls, procedures and policies implemented in connection with such acquisitions. Further, the management of an acquired business may involve a substantial reorganization of the business’ operations resulting in the loss of employees and customers or the disruption of our ongoing businesses. We may experience greater than expected costs or difficulties relating to an acquisition, in which case, we might not achieve the anticipated returns from any particular acquisition.

We face competition for businesses that fit our acquisition strategy and, therefore, we may have to acquire targets at sub-optimal prices or, alternatively, forego certain acquisition opportunities.

We have been formed to acquire and manage small to middle market businesses. In pursuing such acquisitions, we expect to face strong competition from a wide range of other potential purchasers. Although the pool of potential purchasers for such businesses is typically smaller than for larger businesses, those potential purchasers can be aggressive in their approach to acquiring such businesses. Furthermore, we expect that we may need to use third-party financing in order to fund some or all of these potential acquisitions, thereby increasing our acquisition costs. To the extent that other potential purchasers do not need to obtain third-party financing or are able to obtain such financing on more favorable terms, they may be in a position to be more aggressive with their acquisition proposals. As a result, in order to be competitive, our acquisition proposals may need to be aggressively priced, including at price levels that exceed what we originally determined to be fair or appropriate in order to remain competitive. Alternatively, we may determine that we cannot pursue on a cost effective basis what would otherwise be an attractive acquisition opportunity.

We may not be able to successfully fund future acquisitions of new businesses due to the unavailability of debt or equity financing on acceptable terms, which could impede the implementation of our acquisition strategy.

In order to make future acquisitions, we intend to raise capital primarily through debt financing at our company level, additional equity offerings, the sale of equity or assets of our businesses, offering equity in our company or our businesses to the sellers of target businesses or by undertaking a combination of any of the above. Because the timing and size of acquisitions cannot be readily predicted, we may need to be able to obtain funding on short notice to benefit fully from attractive acquisition opportunities. Such funding may not be available on acceptable terms. In addition, the level of our indebtedness may impact our ability to borrow at our company level. The sale of additional common shares will also be subject to market conditions and investor demand for the common shares at prices that may not be in the best interest of our shareholders. These risks may materially adversely affect our ability to pursue our acquisition strategy.

We may change our management and acquisition strategies without the consent of our shareholders, which may result in a determination by us to pursue riskier business activities.

We may change our strategy at any time without the consent of our shareholders, which may result in our acquiring businesses or assets that are different from, and possibly riskier than, the strategy described in this report. A change in our strategy may increase our exposure to interest rate and currency fluctuations, subject us to regulation under the Investment Company Act of 1940, as amended, which we refer to as the Investment Company Act, or subject us to other risks and uncertainties that affect our operations and profitability.

Although we currently intend to make regular cash distributions to our shareholders following the acquisition by us of operating businesses with sufficient cash flow to permit such distributions, our board of directors has full authority and discretion over the distributions of our company, other than the profit allocation, and it may decide to reduce or not declare distributions at any time, which may materially adversely affect the market price of our common shares.

To date, we have not declared or paid any distributions, but our board of directors intends to declare and pay regular quarterly cash distributions to our common shareholders following the acquisition by us of operating businesses with sufficient cash flow to permit such distributions. Although we currently intend to pursue a policy of paying regular quarterly distributions, our board of directors will have full authority and discretion to determine whether or not a distribution by our company should be declared and paid to our shareholders, as well as the amount and timing of any distribution. Our board of directors may, based on their review of our financial condition and results of operations and pending acquisitions, determine to reduce or not declare distributions, which may have a material adverse effect on the market price of our common shares.

In addition, the management fee, put price and profit allocation will be payment obligations of our company and, as a result, will be senior in right to the payment of any distributions to our shareholders. Further, we are required to make a profit allocation to our manager upon satisfaction of applicable conditions to payment.

Our sole executive officer may allocate some of his time to other businesses, thereby causing conflicts of interest in his determination as to how much time to devote to our affairs.

Mr. Ellery W. Roberts, our Chief Executive Officer, President, Chief Financial Officer, and Chairman, and sole executive officer, anticipates devoting approximately 90% of his time to the affairs of our company. As such, he may engage in other business activities. This may result in a conflict of interest in allocating his time between our operations and the management and operations of other businesses. Conflicts of interest that arise over the allocation of time may not always be resolved in our favor and may materially adversely affect our financial condition, business and results of operations. See the section entitled “Item 13. Certain Relationships and Related Transactions, and Director Independence” for more information about the potential conflicts of interest of which you should be aware.

If we are unable to generate sufficient cash flow from the anticipated future dividends and interest payments that we expect to receive from our future businesses, we may not be able to make distributions to our shareholders.

We expect that our company’s primary business (other than the operation of our management consulting business) will be the holding of controlling interests in the operating businesses that we expect to acquire in the future. Therefore, we will be dependent upon the ability of our businesses to generate cash flows and, in turn, distribute cash to us in the form of interest and principal payments on indebtedness and distributions on equity to enable us, first, to satisfy our financial obligations and, second, to make distributions to our shareholders. The ability of our future businesses to make payments to us may also be subject to limitations under laws of the jurisdictions in which they are incorporated or organized. If, as a consequence of these various restrictions or otherwise, we are unable to generate sufficient cash flow from our businesses, we may not be able to declare, or may have to delay or cancel payment of, distributions to our shareholders. See the section entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Company – Dividend and Distribution Policy” for a more detailed description of these restrictions.

Certain provisions of the operating agreement of our company could make it difficult for third parties to acquire control of our company and could deprive you of the opportunity to obtain a takeover premium for your common shares.

The operating agreement contains a number of provisions that could make it more difficult for a third party to acquire, or may discourage a third party from acquiring, control of our company.

These provisions, among others things:

•

restrict our company’s ability to enter into certain transactions with our major shareholders, with the exception of our manager, modeled on the limitation contained in Section 203 of the General Corporation Law of the State of Delaware, which we refer to as the DGCL;

•

allow only our board of directors to fill newly created directorships, for those directors who are elected by our shareholders, and allow only our manager, as holder of the allocation shares, to fill vacancies with respect to the directors appointed by our manager;

•	require that directors elected by our shareholders be removed, with or without cause, only by an affirmative vote of the holders of 85% or more of the then outstanding common shares;

•	require advance notice for nominations of candidates for election to our board of directors or for proposing matters that can be acted upon by our shareholders at a meeting of our shareholders;

•	provide for a substantial number of additional authorized but unissued common shares that may be issued without action by our shareholders;

•	provide our board of directors with certain authority to amend the operating agreement subject to certain voting and consent rights of the holders of common shares and allocation shares; and

•	limit calling special meetings and obtaining written consents of our shareholders.

These provisions, as well as other provisions in the operating agreement, may delay, defer or prevent a transaction or a change in control that might otherwise result in you receiving a takeover premium for your common shares. See the section entitled “Description of Shares—Anti-Takeover Provisions” in our Registration Statement on Form S-1/A filed with the SEC on May 6, 2014 for more information about voting and consent rights and the anti-takeover provisions.

In the future, we will seek to enter into a credit facility to help fund our acquisition capital and working capital needs. This credit facility may expose us to additional risks associated with leverage and may inhibit our operating flexibility and reduce cash flow available for distributions to our shareholders.

Following the identification of a platform acquisition, we will seek to enter into a credit facility with a third party lender. Our proposed third-party credit facility will likely require us to pay a commitment fee on the undrawn amount. Our proposed third-party credit facility will contain a number of affirmative and restrictive covenants.

If we violate any such covenants, our lender could accelerate the maturity of any debt outstanding and we may be prohibited from making any distributions to our shareholders. Such debt may be secured by our assets, including the stock we may own in businesses that we may acquire in the future and the rights we have under intercompany loan agreements that we may enter into in the future with our businesses. Our ability to meet our debt service obligations may be affected by events beyond our control and will depend primarily upon cash produced by businesses that we currently manage and may acquire in the future and distributed or paid to our company. Any failure to comply with the terms of our indebtedness may have a material adverse effect on our financial condition.

We expect that our proposed third-party credit facility will bear interest at floating rates. Such fluctuating interest rates could materially adversely affect our financial condition, including our ability to service our debt.

Following the identification and future acquisition of a platform business, we will seek to enter into a third party credit facility with a leading institution. We expect that our proposed third-party credit facility will bear interest at floating rates which will generally change as interest rates change. We bear the risk that the rates we are charged by our lender will increase faster than we can grow the cash flow of a platform business and any other businesses that we may acquire in the future, which could reduce profitability, materially adversely affect our ability to service our debt, cause us to breach covenants contained in our proposed third-party credit facility and reduce cash flow available for distribution.

We may engage in a business transaction with one or more target businesses that have relationships with our executive officers, our directors, our manager, our manager’s employees or our manager’s operating partners, or any of their respective affiliates, which may create or present conflicts of interest.

We may decide to engage in a business transaction with one or more target businesses with which our executive officers, our directors, our manager, our manager’s employees or our manager’s operating partners, or any of their respective affiliates, have a relationship, which may create or present conflicts of interest. While we might obtain a fairness opinion from an independent investment banking firm with respect to such a transaction, conflicts of interest may still exist with respect to a particular acquisition and, as a result, the terms of the acquisition of a target business may not be as advantageous to our shareholders as it would have been absent any conflicts of interest.

We will incur increased costs, including costs related to legal and financial compliance, as a result of becoming a publicly traded company.

As a result of our recent public offering, we are required to file reports with the SEC under the Exchange Act. We have also sought to have our common shares quoted on the Over-The-Counter Bulletin Board. As a publicly traded company, we will incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, and other rules implemented by the SEC. We believe that complying with these rules and regulations will increase substantially our legal and financial compliance costs and will make some activities more time-consuming and costly and may divert significant portions of our management team from operating and acquiring businesses to these and related matters. We also believe that being a publicly traded company will make it more difficult and more expensive for us to obtain directors and officers liability insurance.

If, in the future, we cease to control and operate our management consulting business or other businesses that we may acquire or engage in certain other activities, we may be deemed to be an investment company under the Investment Company Act.

We have the ability to make investments in businesses that we will not operate or control. If we make significant investments in businesses that we do not operate or control, or that we cease to operate or control, or if we commence certain investment-related activities, we may be deemed to be an investment company under the Investment Company Act. If we were deemed to be an investment company, we would either have to register as an investment company under the Investment Company Act, obtain exemptive relief from the SEC or modify our investments or organizational structure or our contract rights to fall outside the definition of an investment company. Registering as an investment company could, among other things, materially adversely affect our financial condition, business and results of operations, materially limit our ability to borrow funds or engage in other transactions involving leverage and require us to add directors who are independent of us or our manager and otherwise will subject us to additional regulation that will be costly and time-consuming.

As an “Emerging Growth Company” under the JOBS Act, we are permitted to rely on exemptions from certain disclosure requirements.

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•

comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

•

disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Until such time, however, we cannot predict if investors will find our common shares less attractive because we may rely on these exemptions. If some investors find our common shares less attractive as a result, there may be a less active trading market for our common shares and our share price may be more volatile.

Our Chief Executive Officer and Chief Financial Officer has no experience managing a public company which is required to establish and maintain disclosures and procedures and internal control over financial reporting.

We recently began operating as a public company when the SEC declared our registration statement on Form S-1 effective on July 1, 2014. Prior to that, Mr. Ellery W. Roberts, our Chief Executive Officer, President and Chief Financial Officer, had no experience managing a public company which is required to establish and maintain disclosure controls and procedures and internal control over financial reporting. As a result, we may not be able to operate successfully as a public company, even if our operations are successful. We plan to comply with all of the various rules and regulations, which are required for a public company. However, if we cannot operate successfully as a public company, your investment may be materially adversely affected. Our inability to operate as a public company could be the basis of your losing your entire investment in us.

Risks Relating to Our Relationship with Our Manager

Termination of the management services agreement will not affect our manager’s rights to receive profit allocations and removal of our manager may cause us to incur significant fees.

Our manager owns 100% of the allocation shares of our company, which generally will entitle our manager to receive a profit allocation as a form of preferred distribution. In general, this profit allocation is designed to pay our manager 20% of our company’s profits upon clearance of an annualized hurdle rate. If our manager resigns or is removed, for any reason, it will remain the owner of our allocation shares. It will therefore remain entitled to all profit allocations while it holds our allocation shares regardless of whether it is terminated as our manager. If we terminate our manager, it may therefore be difficult or impossible for us to find a replacement to serve the function of our manager, because we would not be able to force our manager to transfer its allocation shares to a replacement manager so that the replacement manager could be entitled to a profit allocation. Therefore, as a practical matter, it may be difficult for us to replace our manager without its cooperation. If it becomes necessary to replace our manager and we are unable to replace our manager without its cooperation, we may be unable to continue to manage our operations effectively and our business may fail.

If we terminate the management services agreement with our manager, any fees, costs and expenses already earned or otherwise payable to the manager upon termination would become immediately due. Moreover, if our manager were to be removed and our management services agreement terminated by a vote of our board of directors and a majority of our common shares other than common shares beneficially owned by our manager, we would also owe a termination fee to our manager on top of the other fees, costs and expenses. In addition, the management services agreement is silent as to whether termination of our manager “for cause” would result in a termination fee; there is therefore a risk that the agreement may be interpreted to entitle our manager to a termination fee even if terminated “for cause”. The termination fee would equal twice the sum of the aggregate management fees that had been incurred for the preceding year. As a result, we could incur significant management fees as a result of the termination of our manager, which may increase the risk that our business may be unable to meet its financial obligations or otherwise fail.

Mr. Ellery W. Roberts, our chief executive officer, director and majority shareholder, controls our manager. If some event were to occur to cause Mr. Roberts (or his designated successor, heirs, beneficiaries or permitted assigns) not to control our manager without the prior written consent of our board of directors, our manager would be considered terminated under our agreement. In addition, in his capacity as one of our directors and our majority shareholder, Mr. Roberts has the power to cause us to voluntarily terminate the management services agreement, although such voluntary termination would also require the vote of a majority of our board of directors. As such, Mr. Roberts may directly or jointly cause the adverse consequences from termination of our manager discussed above to occur.

Our manager and the members of our management team may engage in activities that compete with us or our businesses.

While our Chief Executive Officer intends to devote approximately 90% of his time to the affairs of our company and our manager must present all opportunities that meet our company’s acquisition and disposition criteria to our board of directors, neither our manager nor our Chief Executive Officer is expressly prohibited from investing in or managing other entities, including those that are in the same or similar line of business as our management consulting business. In this regard, the management services agreement and the obligation to provide management services will not create a mutually exclusive relationship between our manager and its affiliates, on the one hand, and our company, on the other. See the sections entitled “Item 1. Business. – Our Business – Our Manager” and “Item 1. Business. – Management Services Agreement” for more information about our relationship with our manager and our management team.

Our manager need not present an acquisition opportunity to us if our manager determines on its own that such acquisition opportunity does not meet our company’s acquisition criteria.

Our manager will review any acquisition opportunity to determine if it satisfies our company’s acquisition criteria, as established by our board of directors from time to time. If our manager determines, in its sole discretion, that an opportunity fits our criteria, our manager will refer the opportunity to our board of directors for its authorization and approval prior to signing a letter of intent, indication of interest or similar document or agreement. Opportunities that our manager determines do not fit our criteria do not need to be presented to our board of directors for consideration. In addition, upon a determination by our board of directors not to promptly pursue an opportunity presented to it by our manager, in whole or in part, our manager will be unrestricted in its ability to pursue such opportunity, or any part that we do not promptly pursue, on its own or refer such opportunity to other entities, including its affiliates. If such an opportunity is ultimately profitable, we will have not participated in such opportunity. See the section entitled “Item 1. Business. – Management Services Agreement – Acquisition and Disposition Opportunities” for more information about our company’s current acquisition criteria.

Our Chief Executive Officer, Mr. Ellery W. Roberts, controls our manager and, as a result we may have difficulty severing ties with Mr. Roberts.

Under the terms of the management services agreement, our board of directors may, after due consultation with our manager, at any time request that our manager replace any individual seconded to our company, and our manager will, as promptly as practicable, replace any such individual. However, because Mr. Roberts controls our manager, we may have difficulty completely severing ties with Mr. Roberts absent terminating the management services agreement and our relationship with our manager. Further, termination of the management services agreement could give rise to a significant financial obligation of our company, which may have a material adverse effect on our business and financial condition. See the sections entitled “Item 1. Business. – Our Business – Our Manager” and “Item 1. Business. – Management Services Agreement” for more information about our relationship with our manager.

If the management services agreement is terminated, our manager, as holder of the allocation shares, has the right to cause our company to purchase its allocation shares, which may have a material adverse effect on our financial condition.

If (i) the management services agreement is terminated at any time other than as a result of our manager’s resignation, subject to (ii), or (ii) our manager resigns on any date that is at least three years after the closing of our initial public offering, our manager will have the right, but not the obligation, for one year from the date of termination or resignation, as the case may be, to cause our company to purchase the allocation shares for the put price. The put price shall be equal to, as of any exercise date, (i) if we terminate the management services agreement, the sum of two separate, independently made calculations of the aggregate amount of the “base put price amount” as of such exercise date, or (ii) if our manager resigns, the average of two separate, independently made calculations of the aggregate amount of the “base put price amount” as of such exercise date. If our manager elects to cause our company to purchase its allocation shares, we are obligated to do so and, until we have done so, our ability to conduct our business, including our ability to incur debt, to sell or otherwise dispose of our property or assets, to engage in certain mergers or consolidations, to acquire or purchase the property, assets or stock of, or beneficial interests in, another business, or to declare and pay dividends, would be restricted. These financial and operational obligations of our company may have a material adverse effect on our financial condition, business and results of operations. See the section entitled “Item 1. Business. – Our Business – Our Manager – Our Manager as an Equity Holder – Supplemental Put Provision” for more information about our manager’s put right and our obligations relating thereto, as well as the definition and calculation of the base put price amount.

If the management services agreement is terminated, we will need to change our name and cease our use of the term “1847”, which in turn could have a material adverse impact upon our business and results of operations as we would be required to expend funds to create and market a new name.

Our manager controls our rights to the term “1847” as it is used in the name of our company. Our company and our management consulting business and any future businesses that we may acquire must cease using the term “1847”, including any trademark based on the name of our company that may be licensed to them by our manager under a the license provisions of our management services agreement, entirely in their businesses and operations within 180 days of our termination of the management services agreement. The sublicense provisions of the management services agreement would require our company and its businesses to change their names to remove any reference to the term “1847” or any reference to trademarks licensed to them by our manager. This also would require us to create and market a new name and expend funds to protect that name, which may have a material adverse effect on our business and results of operations.

We have agreed to indemnify our manager under the management services agreement that may result in an indemnity payment that could have a material adverse impact upon our business and results of operations.

The management services agreement provides that we will indemnify, reimburse, defend and hold harmless our manager, together with its employees, officers, members, managers, directors and agents, from and against all losses (including lost profits), costs, damages, injuries, taxes, penalties, interests, expenses, obligations, claims and liabilities of any kind arising out of the breach of any term or condition in the management services agreement or the performance of any services under such agreement except by reason of acts or omissions constituting fraud, willful misconduct or gross negligence. If our manager is forced to defend itself in any claims or actions arising out of the management services agreement for which we are obligated to provide indemnification, our payment of such indemnity could have a material adverse impact upon our business and results of operations.

Our manager can resign on 120 days’ notice and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could materially adversely affect our financial condition, business and results of operations, as well as the market price of our common shares.

Our manager has the right, under the management services agreement, to resign at any time on 120 days written notice, whether we have found a replacement or not. If our manager resigns, we may not be able to contract with a new manager or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 120 days, or at all, in which case our operations are likely to experience a disruption, our financial condition, business and results of operations, as well as our ability to pay distributions are likely to be materially adversely affected and the market price of our common shares may decline. In addition, the coordination of our internal management, acquisition activities and supervision of our business is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the experience and expertise possessed by our manager and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our businesses may result in additional costs and time delays that could materially adversely affect our financial condition, business and results of operations as well as the market price of our common shares.

The amount recorded for the allocation shares may be subject to substantial period-to-period changes, thereby significantly adversely impacting our results of operations.

Our company will record the allocation shares at the redemption value at each balance sheet date by recording any change in fair value through its income statement as a dividend between net income and net income available to common shareholders. The redemption value of the allocation shares is largely related to the value of the profit allocation that our manager, as holder of the allocation shares, will receive. The redemption value of the allocation shares may fluctuate on a period-to-period basis based on the distributions we pay to our shareholders, the earnings of our businesses and the price of our common shares, which fluctuation may be significant, and could cause a material adverse effect on our company’s results of operations. See the sections entitled “Item 1. Business. – Our Business – Our Manager – Our Manager as an Equity Holder—Manager’s Profit Allocation” and “Item 1. Business. – Our Business – Our Manager – Our Manager as an Equity Holder – Supplemental Put Provision” for more information about the terms and calculation of the profit allocation and any payments under the supplemental put provisions of our operating agreement and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information about our accounting policy with respect to the profit allocation and the allocation shares.

We cannot determine the amount of management fee that will be paid to our manager over time with certainty, which management fee may be a significant cash obligation of our company and may reduce the cash available for operations and distributions to our shareholders.

Other than with respect to our current management consulting business, our manager’s management fee will be calculated by reference to our company’s adjusted net assets, which will be impacted by the following factors:

•	the acquisition or disposition of businesses by our company;

•	organic growth, add-on acquisitions and dispositions by our businesses; and

•	the performance of our businesses.

We cannot predict these factors, which may cause significant fluctuations in our adjusted net assets and, in turn, impact the management fee we pay to our manager. Accordingly, we cannot determine the amount of management fee that will be paid to our manager over time with any certainty, which management fee may represent a significant cash obligation of our company and may reduce the cash available for our operations and distributions to our shareholders.

We must pay our manager the management fee regardless of our performance. Therefore, our manager may be induced to increase the amount of our assets rather than the performance of our businesses.

Our manager is entitled to receive a management fee that is based on our adjusted net assets, as defined in the management services agreement, regardless of the performance of our businesses. In this respect, the calculation of the management fee is unrelated to our company’s net income. As a result, the management fee may encourage our manager to increase the amount of our assets by, for example, recommending to our board of directors the acquisition of additional assets, rather than increase the performance of our businesses. In addition, payment of the management fee may reduce or eliminate the cash we have available for distribution to our shareholders.

The management fee is based solely upon our adjusted net assets; therefore, if in a given year our performance declines, but our adjusted net assets remain the same or increase, the management fee we pay to our manager for such year will increase as a percentage of our net income and may reduce the cash available for distribution to our shareholders.

Other than with respect to our management consulting business, the management fee we pay to our manager will be calculated solely by reference to our company’s adjusted net assets. If in a given year the performance of our company declines, but our adjusted net assets remains the same or increases, the management fee we pay to our manager for such year will increase as a percentage of our net income and may reduce the cash available for distributions to our shareholders. See the section entitled “Item 1. Business – Our Manager – Our Manager as a Service Provider – Management Fee” for more information about the terms and calculation of the management fee.

The amount of profit allocation to be paid to our manager could be substantial. However, we cannot determine the amount of profit allocation that will be paid over time or the put price with any certainty.

We cannot determine the amount of profit allocation that will be paid over time or the put price with any certainty. Such determination would be dependent on, among other things, the number, type and size of the acquisitions and dispositions that we make in the future, the distributions we pay to our shareholders, the earnings of our businesses and the market value of common shares from time to time, factors that cannot be predicted with any certainty at this time. Such factors will have a significant impact on the amount of any profit allocation to be paid to our manager, especially if our share price significantly increases. See the section entitled “Item 1. Business – Our Manager – Our Manager as an Equity Holder – Manager’s Profit Allocation” for more information about the calculation and payment of profit allocation. Any amounts paid in respect of the profit allocation are unrelated to the management fee earned for performance of services under the management services agreement.

The management fee and profit allocation to be paid to our manager may significantly reduce the amount of cash available for distribution to our shareholders and for operations.

Under the management services agreement, our company will be obligated to pay a management fee to and, subject to certain conditions, reimburse the costs and out-of-pocket expenses of our manager incurred on behalf of our company in connection with the provision of services to our company. Similarly, our businesses will be obligated to pay fees to and reimburse the costs and expenses of our manager pursuant to any offsetting management services agreements entered into between our manager and our businesses, or any transaction services agreements to which such businesses are a party. In addition, our manager, as holder of the allocation shares, will be entitled to receive a profit allocation upon satisfaction of applicable conditions to payment and may be entitled to receive the put price upon the occurrence of certain events. While we cannot quantify with any certainty the actual amount of any such payments in the future, we do expect that such amounts could be substantial. See the section entitled “Item 1. Business – Our Manager” for more information about these payment obligations of our company. The management fee, put price and profit allocation will be payment obligations of our company and, as a result, will be senior in right to the payment of any distributions to our shareholders. Likewise, the profit allocation may also significantly reduce the cash available for operations.

Our manager’s influence on conducting our business and operations, including acquisitions, gives it the ability to increase its fees and compensation to our Chief Executive Officer, which may reduce the amount of cash available for distribution to our shareholders.

Under the terms of the management services agreement, our manager is paid a management fee calculated as a percentage of our company’s adjusted net assets for certain items and is unrelated to net income or any other performance base or measure. See the section entitled “Item 1. Business – Our Manager – Our Manager as a Service Provider – Management Fee” for more information about the calculation of the management fee. Our manager, which Ellery W. Roberts, our Chief Executive Officer, controls, may advise us to consummate transactions, incur third-party debt or conduct our operations in a manner that, in our manager’s reasonable discretion, are necessary to the future growth of our businesses and are in the best interests of our shareholders. These transactions, however, may increase the amount of fees paid to our manager which, in turn, may result in higher compensation to Mr. Roberts because his compensation is paid by our manager from the management fee it receives from our company.

Fees paid by our company and our businesses pursuant to transaction services agreements do not offset fees payable under the management services agreement and will be in addition to the management fee payable by our company under the management services agreement.

The management services agreement provides that businesses that we may acquire in the future may enter into transaction services agreements with our manager pursuant to which our businesses will pay fees to our manager. See the section entitled “Item 1. Business – Our Manager – Our Manager as a Service Provider” for more information about these agreements. Unlike fees paid under the offsetting management services agreements, fees that are paid pursuant to such transaction services agreements will not reduce the management fee payable by our company. Therefore, such fees will be in addition to the management fee payable by our company or offsetting management fees paid by businesses that we may acquire in the future.

The fees to be paid to our manager pursuant to these transaction service agreements will be paid prior to any principal, interest or dividend payments to be paid to our company by our businesses, which will reduce the amount of cash available for distributions to shareholders.

Our manager’s profit allocation may induce it to make decisions and recommend actions to our board of directors that are not optimal for our business and operations.

Our manager, as holder of all of the allocation shares in our company, will receive a profit allocation based on the distributions we pay to our shareholders, the earnings of our businesses and the market price of our shares. As a result, our manager may be encouraged to make decisions or to make recommendations to our board of directors regarding our business and operations, the business and operations of our businesses, acquisitions or dispositions by us or our businesses and distributions to our shareholders, any of which factors could affect the calculation and payment of profit allocation, but which may otherwise be detrimental to our long-term financial condition and performance.

The obligations to pay the management fee and profit allocation, including the put price, may cause our company to liquidate assets or incur debt.

If we do not have sufficient liquid assets to pay the management fee and profit allocation, including the put price, when such payments are due and payable, we may be required to liquidate assets or incur debt in order to make such payments. This circumstance could materially adversely affect our liquidity and ability to make distributions to our shareholders. See the section entitled “Our Manager” for more information about these payment obligations of our company.

Risks Related to Taxation

Our shareholders will receive an IRS Form K-1 and will be subject to taxation on their share of our company’s taxable income, whether or not they receive cash distributions from our company.

Our company is a limited liability company, and subject to the discussion in “Material U.S. Federal Income Tax Considerations,” of our registration statement on Form S-1, as amended, filed with the SEC on May 6, 2014, our company will be classified as a partnership for U.S. federal income tax purposes. Consequently, our shareholders will be subject to U.S. federal income taxation and, possibly, state, local and foreign income taxation on their share of our company’s taxable income, whether or not they receive cash distributions from our company. There is, accordingly, a risk that our shareholders may not receive cash distributions equal to their portion of our company’s taxable income or sufficient in amount to satisfy the tax liability that results from that income. This risk is attributable to a number of variables such as results of operations, unknown liabilities, government regulations, financial covenants of the debt of our company, funds needed for future acquisitions and/or to satisfy short- and long-term working capital needs of our businesses, and the discretion and authority of our company’s board of directors to pay or modify our distribution policy. In addition, if our company invests in the stock of a controlled foreign corporation or other foreign corporation subject to other U.S. anti-deferral rules (or if one of the corporations in which our company invests becomes a controlled foreign corporation), our company may recognize taxable income attributable to certain items of income of the foreign corporation, which our shareholders will be required to take into account in determining their taxable income, without a corresponding receipt of cash to distribute to our shareholders.

As a partnership, our company itself will not be subject to U.S. federal income tax, although it will file an annual partnership information return with the IRS. The information return will report the results of our company’s activities and will contain a Schedule K-1 for each company shareholder reflecting allocations of profits or losses (and items thereof) to members of our company, that is, to the shareholders. Each partner of a partnership is required to report on his/her income tax return his/her share of items of income, gain, loss, deduction, credit, and other items of the partnership (in each case, as reflected on such Schedule K-1) without regard to whether cash distributions are received. Each holder will be required to report on his/her tax return his/her allocable share of company income, gain, loss, deduction, credit and other items for our company’s taxable year that ends with or within the holder’s taxable year. Thus, holders of common shares may be required to report taxable income (and thus be subject to significant income tax liability) without a corresponding current receipt of cash if our company were to recognize taxable income and not make cash distributions to the shareholders.

The determination of a holder’s distributive share of any item of income, gain, loss, deduction, or credit of a partnership is governed by the operating agreement. The income tax laws governing the allocation of company income, gains, losses, deductions or credits set forth in a particular Schedule K-1 are complex and there can be no assurance that the IRS would not successfully challenge any allocation set forth in any such Schedule K-1. Whether an allocation set forth in any particular K-1 issued to a shareholder will be accepted by the IRS depends on a facts and circumstances analysis of the underlying economic arrangement of our company’s shareholders. If the IRS were to prevail in challenging the allocations provided by the operating agreement, the amount of income or loss allocated to holders for U.S. federal income tax purposes could be increased or reduced, respectively, or the character of the income or loss could be modified.

Additionally, payment of the profit allocation to our manager could result in allocations of taxable income (with no corresponding cash distributions) to our shareholders, thus giving rise to “phantom” income. There could also be situations where shareholders receive cash distributions without an accompanying allocation of profits. Such distributions may reduce your tax basis in your common shares, and if such distributions are in an amount in excess of your tax basis, you may realize taxable gain. Moreover, as a result of such distributions, you may realize greater gain (or smaller loss) than you may otherwise expect on the disposition of your common shares. You may have a tax gain even if the sales price you receive is less than your original cost.

All of our company’s income could be subject to an entity-level tax in the United States, which could result in a material reduction in cash flow available for distribution to holders of common shares and thus could result in a substantial reduction in the value of the common shares.

Based on the number of shareholders we may have as a result of our initial public offering, and due to the possibility our shares may be listed for trading on the Over-The-Counter Bulletin Board, we believe that in the future, our company may be regarded as a publicly-traded partnership. Under the federal tax laws, a publicly-traded partnership generally will be treated as a corporation for U.S. federal income tax purposes. A publicly-traded partnership will be treated as a partnership, however, and not as a corporation, for U.S. federal tax purposes, so long as 90% or more of its gross income for each taxable year constitutes “qualifying income” within the meaning of section 7704(d) of the Internal Revenue Code of 1986, as amended, or the Code, and our company is not required to register under the Investment Company Act. Qualifying income generally includes dividends, interest (other than interest derived in the conduct of a financial or insurance business or interest the determination of which depends in whole or in part on the income or profits of any person), certain real property rents, certain gain from the sale or other disposition of real property, gains from the sale of stock or debt instruments which are held as capital assets, and certain other forms of “passive-type” income. Our company expects to realize sufficient qualifying income to satisfy the qualifying income exception. Our company also expects that we will not be required to register under the Investment Company Act.

Under current law and assuming full compliance with the terms of the operating agreement (and other relevant documents) and based upon factual representations made by the manager and our company, Ellenoff, Grossman & Schole LLP, as special tax counsel, has delivered an opinion, which states that, at the close of its initial public offering our company will be classified as a partnership, and not as an association or publicly-traded partnership taxable as a corporation, for U.S. federal income tax purposes. The factual representations made by us upon which Ellenoff, Grossman & Schole LLP has relied include: (a) our company has not elected and will not elect to be treated as a corporation for U.S. federal income tax purposes; (b) our company will not be required to register under the Investment Company Act; (c) for each taxable year, more than 90% of our company’s gross income will consist of dividends, interest (other than interest derived from engaging in a lending, banking, financial, insurance or similar business or interest the determination of which depends in whole or in part on the income or profits of any person), and gains from the sale of stock or debt instruments which are held as capital assets; and (d) for each taxable year the sum of (i) the aggregate amount of offsetting management fees to be paid pursuant to the offsetting management services agreements and (ii) any other income that does not satisfy the 90% test described in the preceding clause (c) will not exceed 9.5% of our company’s gross income.

The IRS may assert that interest received by our company from its subsidiaries is not qualifying income either because it is received from controlled subsidiaries or because it is derived in the conduct of a financial business. If our company fails to satisfy this “qualifying income” exception or is required to register under the Investment Company Act, our company will be classified as a corporation for U.S. federal (and certain state and local) income tax purposes, and shareholders of our company would be treated as shareholders in a domestic corporation. Our company would be required to pay federal income tax at regular corporate rates on its income. In addition, our company would likely be liable for state and local income and/or franchise taxes on its income. Distributions to the shareholders would constitute ordinary dividend income (taxable at then existing rates) to such holders to the extent of our company’s earnings and profits, and the payment of these dividends would not be deductible to our company. Taxation of our company as a corporation could result in a material reduction in distributions to our shareholders and after-tax return and, thus, would likely result in a substantial reduction in the value of, or materially adversely affect the market price of, the common shares.

The present U.S. federal income tax treatment of an investment in common shares may be modified by administrative, legislative, or judicial interpretation at any time, and any such action may affect investments previously made. For example, changes to the U.S. federal tax laws and interpretations thereof could make it more difficult or impossible to meet the qualifying income exception for our company to be classified as a partnership, and not as a corporation, for U.S. federal income tax purposes, necessitate that our company restructure its investments, or otherwise adversely affect an investment in the common shares.

In addition, our company may become subject to an entity level tax in one or more states. Several states are evaluating ways to subject partnerships to entity level taxation through the imposition of state income, franchise, or other forms of taxation. If any state were to impose a tax upon our company as an entity, our distributions to you would be reduced.

Complying with certain tax-related requirements may cause our company to forego otherwise attractive business or investment opportunities or enter into acquisitions, borrowings, financings, or arrangements our company may not have otherwise entered into.

In order for our company to be treated as a partnership for U.S. federal income tax purposes and not as a publicly traded partnership taxable as a corporation, our company must meet the qualifying income exception discussed above on a continuing basis and our company must not be required to register as an investment company under the Investment Company Act. In order to effect such treatment, our company may be required to invest through foreign or domestic corporations, forego attractive business or investment opportunities or enter into borrowings or financings our company may not have otherwise entered into. This may adversely affect our ability to operate solely to maximize our cash flow. In addition, our company may not be unable to participate in certain corporate reorganization transactions that would be tax free to our shareholders if our company were a corporation.

A shareholder may recognize a greater taxable gain (or a smaller tax loss) on a disposition of common shares than expected because of the treatment of debt under the partnership tax accounting rules.

Our company may incur debt for a variety of reasons, including for acquisitions as well as other purposes. Under partnership tax accounting principles (which apply to our company), debt of our company generally will be allocable to our shareholders, who will realize the benefit of including their allocable share of the debt in the tax basis of their investment in common shares. As discussed in the section entitled “Material U.S. Federal Income Tax Considerations,” of our registration statement on Form S-1, as amended, filed with the SEC on May 6, 2014, the tax basis in common shares will be adjusted for, among other things, distributions of cash and company losses, if any. At the time a shareholder later sells common shares, the selling shareholder’s amount realized on the sale will include not only the sales price of the common shares but also will include the shareholder’s portion of our company’s debt allocable to his common shares (which is treated as proceeds from the sale of those common shares). Depending on the nature of our company’s activities after having incurred the debt, and the utilization of the borrowed funds, a later sale of common shares could result in a larger taxable gain (or a smaller tax loss) than anticipated.

The treatment of qualified dividend income and long-term capital gains under current U.S. federal income tax law may be adversely affected, changed, or repealed in the future. Further, there is no assurance that the dividends our company receives from the businesses that we acquire in the future will be treated as qualified dividend income.

Under current law, qualified dividend income and long-term capital gains are taxed to U.S. individual investors at preferential U.S. federal income tax rates. Currently, the preferential tax rates for qualified dividend income and long-term capital gains are 0%, 15% or 20%, depending on the individual investor’s U.S. federal income tax bracket. This preferential tax treatment may be adversely affected, changed, or repealed by future changes in tax laws at any time.

A portion of the income arising from an investment in our common shares may be treated as UBTI and taxable to certain tax-exempt holders despite such holders’ tax-exempt status.

Our company expects to incur debt that would be treated as “acquisition indebtedness” under section 514I of the Code with respect to certain of its investments. To the extent our company recognizes income in the form of dividends or interest from any investment with respect to which there is “acquisition indebtedness” during a taxable year, or to the extent our company recognizes gain from the disposition of any investment with respect to which there is “acquisition indebtedness,” a portion of the income received will be treated as unrelated business taxable income, which we refer to as UBTI, and taxable to tax-exempt investors.

Our structure involves complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. Our structure also is subject to potential legislative, judicial, or administrative changes and differing interpretations, possibly with retroactive effect.

The U.S. federal income tax treatment of our shareholders depends in some instances on determinations of fact and interpretations of complex provisions of U.S. federal income tax law for which no clear precedent, guidance or authority may be available. The U.S. federal income tax rules are constantly under review by persons involved in the legislative process, the IRS and the U.S. Treasury Department, frequently resulting in revised interpretations of established concepts, statutory changes, revisions to regulations and other modifications and interpretations. The IRS pays close attention to the proper application of federal income tax laws to partnerships. The present U.S. federal income tax treatment of an investment in our common shares may be modified by administrative, legislative, or judicial interpretation at any time, and any such action may affect investments previously made. For example, changes to the U.S. federal income tax laws and interpretations thereof could make it more difficult or impossible to meet the qualifying income exception for our company to be classified as a partnership, and not as a corporation, for U.S. federal income tax purposes, cause our company to change investments, affect the tax considerations of an investment in our company, change the character or treatment of portions of our company’s income, and adversely affect an investment in our common shares.

Our operating agreement permits the board of directors to revise our allocation methods in order to address certain changes in U.S. federal income tax regulations, legislation or interpretation. In some circumstances, such revisions could have a material adverse impact on some or all of our shareholders. Moreover, we will apply certain assumptions and conventions in an attempt to comply with applicable rules and to report income, gain, deduction, loss and credit to our shareholders in a manner that reflects such shareholders’ beneficial ownership of partnership items, taking into account variation in ownership interests during each taxable year because of trading activity. However, these assumptions and conventions may not be in compliance with all aspects of applicable federal income tax requirements. It is possible that the IRS will assert successfully that the conventions and assumptions used by us do not satisfy the technical requirements of the Code and/or regulations and could require that items of income, gain, deductions, loss or credit, including interest deductions, be adjusted, recharacterized, reallocated, or disallowed, in a manner that adversely affects our shareholders.

Over the years, several legislative bills were proposed in an effort to modify the taxation of profits allocated to our manager and the taxation of certain publicly traded partnerships, which publicly traded partnerships may be like or similar to our company. None of the proposed legislative bills have yet to be enacted or became law, and it is not possible to predict whether any of the proposed bills would ultimately be enacted, and if enacted, in what form. Senior officials of the executive and legislative branches expressed publicly an intention to continue to examine various aspects of the taxation of publicly traded partnerships and partnerships that provide investment advisory services; however, it is unclear what the scope of final legislation, if any, may be.

Risks Relating to our Management Consulting Business

Until we identify and acquire a platform business, our only revenues will be derived from our management consulting business. The advisory agreements pursuant to which we generate such revenues may be terminated at any time and for any reason (or for no reason) by our management consulting clients. If our clients terminate our advisory agreements, then we may not have sufficient revenues to pay our expenses and our financial condition will be materially adversely affected.

We anticipate that we will incur significant additional costs as a result of becoming a public reporting company. The only current source of revenues that we have will be derived from the advisory agreements that our subsidiaries have entered into with their management consulting companies. Pursuant to the terms of these advisory agreements, the management consulting clients can terminate such agreements at any time upon written notice and for any reason or for no reason whatsoever. If either of our management consulting clients terminates our advisory agreement prior to the time that we have identified and acquired a platform acquisition, we may lose our only sources of revenues. If we continue to incur significant expenses as a result of being a public reporting company and do not have any revenues to pay those expenses, then our financial condition would be materially adversely affected and we may become insolvent and be required to discontinue our operations and become unable to execute on our business plan.

We do not plan to grow our management consulting business. Since the revenues generated from our management consulting business will be used in their entirety to cover operating expenses, our company may never become profitable.

We expect that the anticipated revenues to be generated from our management consulting business will be used to cover the costs of being a public reporting company, for working capital and corporate development purposes, and to pay the fees, costs and expenses of our manager, who will be primarily responsible for providing the services necessary under the advisory agreements that we have with our management consulting clients. Our plan is to identify and acquire profitable platform acquisitions and then to grow those acquisitions in order to achieve our goal of making regular distributions to our shareholders. If we are unsuccessful in identifying and acquiring platform acquisitions, we may never become profitable and may never be able to make any distributions to our shareholders since we expect that our current revenues will be used in their entirety to satisfy our operating expenses and we have no intention of growing our management consulting business.

Risks Related to Ownership of our Common Shares

There is no public market for our common shares. You cannot be certain that an active trading market or a specific share price will be established, and you may not be able to resell your common shares at or above the public offering price.

There currently is no public trading market for our common shares, and an active trading market may not develop if we are successful in arranging for our common shares to be quoted on the OTCBB. The market price of our common shares may also decline below the price that we are selling common shares to you in our initial public offering. The price per common share payable by investors may not be indicative of the market price of our common shares after our common shares become quoted on the OTCBB.

If the market price of our common shares declines, you may be unable to resell your common shares at or above the price that you paid for our common shares. We cannot assure you that the market price of our common shares will not fluctuate or decline significantly, including a decline below the price that you paid, in the future.

The offering price in our initial public offering does not represent the value of our common shares.

The price of the common shares in our initial public offering was determined based on a number of factors and does not necessarily bear any relationship to our book value, assets, operating results or any other established criteria of value. Prices for our common shares cannot be relied on to represent of the fair market value of our common shares now or in the future.

Our common shares are not listed on any exchange or on the over-the-counter market and are very illiquid.

An investment in our company is a long-term commitment. There is no public market for our common shares or any of our other securities and such a public market may never fully develop.

The market price, trading volume and marketability of our common shares may, from time to time, be significantly affected by numerous factors beyond our control, which may materially adversely affect the market price of your common shares, the marketability of your common shares and our ability to raise capital through future equity financings.

The market price and trading volume of our common shares may fluctuate significantly. Many factors that are beyond our control may materially adversely affect the market price of your common shares, the marketability of your common shares and our ability to raise capital through equity financings. These factors include the following:

•	price and volume fluctuations in the stock markets generally which create highly variable and unpredictable pricing of equity securities;

•

significant volatility in the market price and trading volume of securities of companies in the sector in which businesses that we acquire in the future will operate, which may not be related to the operating performance of these companies and which may not reflect the performance of our future businesses;

•	changes and variations in our cash flows;

•	any shortfall in revenue or net income or any increase in losses from levels expected by securities analysts;

•	changes in regulations or tax law;

•	operating performance of companies comparable to us;

•	general economic trends and other external factors including inflation, interest rates, and costs and availability of raw materials, fuel and transportation; and

•	loss of a major funding source.

Our potential future earnings and cash distributions to our shareholders may affect the market price of our common shares.

Generally, the market price of our common shares may be based, in part, on the market’s perception of our growth potential and our current and potential future cash distributions, whether from operations, sales, acquisitions or refinancings, and on the value of our businesses. For that reason, our common shares may trade at prices that are higher or lower than our net asset value per share. Should we retain operating cash flow for investment purposes or working capital reserves instead of distributing the cash flows to our shareholders, the retained funds, while increasing the value of our underlying assets, may materially adversely affect the market price of our common shares. Our failure to meet market expectations with respect to earnings and cash distributions and our failure to make such distributions, for any reason whatsoever, could materially adversely affect the market price of our common shares.

Penny stock regulations under U.S. federal securities laws may adversely affect the ability of investors to resell their shares.

We anticipate that our common shares will be subject to the penny stock rules under the Securities Exchange Act of 1934. These rules regulate broker-dealer practices for transactions in “penny stocks.” Penny stocks are generally equity securities with a price of less than $5.00 per share. The penny stock rules require broker-dealers that derive more than five percent of their customer transaction revenues from transactions in penny stocks to deliver a standardized risk disclosure document that provides information about penny stocks, and the nature and level of risks in the penny stock market, to any non-institutional customer to whom the broker-dealer recommends a penny stock transaction. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction, the broker and/or dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. The transaction costs associated with penny stocks are high, reducing the number of broker-dealers who may be willing to engage in the trading of our shares. These additional penny stock disclosure requirements are burdensome and may reduce all the trading activity in the market for our common shares. As long as our common shares are subject to the penny stock rules, holders of our common sshares may find it more difficult to sell their common shares.

Our security holders may face significant restrictions on the resale of our securities due to state “blue sky” laws.

Each state has its own securities laws, often called “blue sky” laws, which (1) limit sales of securities to a state’s residents unless the securities are registered in that state or qualify for an exemption from registration and (2) govern the reporting requirements for broker-dealers and stock brokers doing business directly or indirectly in the state. Before a security is sold in a state, there must be a registration in place to cover the transaction, or it must be exempt from registration. Also, the broker must be registered in that state. We do not know whether our securities will be registered, or exempt, under the laws of any states. A determination regarding registration will be made by the broker-dealers, if any, who agree to serve as the market-makers for our securities. There may be significant state blue sky law restrictions on the ability of investors to sell, and on purchasers to buy, our securities. Investors should consider the resale market for our securities to be limited. Security holders may be unable to resell their securities, or they may be unable to resell them without the significant expense of state registration or qualification.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Our principal office is located at 590 Madison Avenue, 18th Floor, New York, NY 10022. Our office lease agreement’s initial term was from February 1, 2013 to April 30, 2013, and has been renewed for additional three-month periods since that term. The office lease is renewed automatically unless we provide written notice to the landlord. Our initial lease fees were a retainer deposit of $369, $468.00 for the first month and $369.00 for each subsequent month thereafter.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have an adverse effect on our business, financial condition or operating results.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 4. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares are quoted on the OTC Bulletin Board under the symbol “EFSH,” however, no trading has occurred in our common shares. In addition, we are not aware of any trading transactions that have occurred between private parties since our common shares were issued.

Approximate Number of Holders of Our Common Shares

As of March 31, 2015, there were approximately 34 holders of record of our common shares. This number excludes the shares owned by shareholders holding shares under nominee security position listings.

Dividend Policy

Our board of directors intends to declare and pay regular quarterly cash distributions on all outstanding common shares after we have acquired a platform business and subject to that business generating sufficient cash flow to support such regular quarterly cash distributions.

Our distribution policy will be based on the cash flows of a platform business and of future businesses that we may acquire and our intention to provide sustainable levels of distributions to our shareholders.

The declaration and payment of future distributions will be subject to the approval of our board of directors. Our board of directors will take into account such matters as general business conditions, our financial condition, results of operations, capital requirements and any contractual, legal and regulatory restrictions on the payment of distributions by us to our shareholders or by our subsidiaries to us, and any other factors that our board of directors deems relevant. However, even if our board of directors were to decide to declare and pay distributions, our ability to pay such distributions may be adversely impacted due to unknown liabilities, government regulations, financial covenants of the debt of our company, funds needed for acquisitions and to satisfy short- and long-term working capital needs of our businesses, or applicable law. In particular, we may incur debt in the future to acquire new businesses, which debt will have substantial debt commitments, which must be satisfied before we can make distributions. These factors could affect our ability to continue to make distributions.

See the section entitled “Material U.S. Federal Income Tax Considerations” of our registration statement on Form S-1, as amended, filed with the SEC on May 6, 2014, for information about the tax treatment of distributions to our shareholders.

Restrictions on Distribution Payments

We are a holding company with no operations other than the operations of our subsidiaries. We will be dependent upon the ability of our future businesses to generate cash flow and to make distributions to us in the form of interest and principal payments on indebtedness and distributions on equity to enable us to, first, satisfy our financial obligations, including the management fee, profit allocation and put price, and, second, make distributions to our shareholders. There is no guarantee that we will make quarterly distributions following our initial public offering. Our ability to make quarterly distributions may be subject to or limited by certain factors, events or restrictions, including:

•	the operating results of our future businesses which are impacted by factors outside of our control including competition, inflation and general economic conditions;

•	the ability of our future businesses to make distributions to us, which may be subject to limitations under laws of the jurisdictions in which they are incorporated or organized;

49

•

insufficient cash to pay distributions due to increases in our general and administrative expenses, including our quarterly management fee, principal and interest payments on our outstanding debt, tax expenses or working capital requirements;

•	the obligation to pay our manager a profit allocation;

•	the obligation to pay our manager the put price pursuant to the supplemental put provision in our operating agreement;

•	the election by our board of directors to keep a portion of the operating cash flow in our businesses or to use such funds for the acquisition of new businesses;

•

possible future issuances of debt or debt-like financing arrangements that are secured by all or substantially all of our assets, or issuing debt or equity securities, which could include issuances of commercial paper, medium-term notes, senior notes, subordinated notes or interests, which obligations will have priority over our cash flow; and

•

in the future, our company may issue other securities, including equity or debt-like securities, and holders of such other securities may have a preference with respect to distributions, which could limit our ability to make distributions to our shareholders.

If, as a consequence of these various restrictions, we are unable to generate sufficient distributions from our businesses, our board of directors may not be able to declare, or may have to delay or cancel payment of, distributions to our shareholders.

Because our board of directors intends to declare and pay regular quarterly cash distributions on all outstanding common shares, our growth may not be as fast as businesses that reinvest their available cash to expand ongoing operations. We expect that we will rely upon external financing sources, including issuances of debt or debt-like financing arrangements and the issuance of debt and equity securities, to fund our acquisitions and capital expenditures. As a result, to the extent we are unable to finance growth externally, the decision of our board of directors to declare and pay regular quarterly distributions will significantly impair our ability to grow.

Our decision to incur debt and issue securities in future offerings will depend on market conditions and other factors beyond our control. Therefore, we cannot predict or estimate the amount, timing or nature of our future offerings and debt financings. Likewise, additional equity issuances may dilute the holdings of our shareholders.

Recent Sales of Unregistered Securities

We have not sold any equity securities during the 2014 fiscal year that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2014 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fiscal year of 2014.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the financial statements and the notes thereto of our company and the management consulting business included elsewhere within this report.

Overview

We operate a consulting and advisory services business with plans to acquire additional small to medium size businesses in a variety of different industries. Through our structure, we plan to offer investors an opportunity to participate in the ownership and growth of a portfolio of businesses that traditionally have been owned and managed by private equity firms, private individuals or families, financial institutions or large conglomerates. We believe that our management and acquisition strategies will allow us to achieve our goals of growing distributions to our shareholders and increasing shareholder value over time.

As an initial step in our plan to acquire small to medium size businesses in a variety of different industries our newly formed subsidiary, 1847 Management, acquired a 50% interest in each of PPI Management and Christals Management from our Chief Executive Officer and controlling shareholder, Ellery W. Roberts. In connection with the acquisition of such equity interests from Mr. Roberts, we issued to Mr. Roberts 875,000 of our common shares pursuant to a securities purchase agreement, dated September 15, 2013, between our company and Mr. Roberts. Each of PPI Management and Christals Management are management consulting and advisory firms. Mr. Roberts is a manager of each of PPI Management and Christals Management and is responsible for providing consulting and advisory services to the clients of PPI Management and Christals Management. We also acquired these business interests in an attempt to minimize future conflicts of interest involving the splitting of Mr. Roberts’s business time, Mr. Roberts and the board of directors of our company determined that it would be in the best interests of our company to acquire such interests in PPI Management and Christals Management so that our company can operate such management consulting and advisory businesses and so Mr. Roberts’s business time will not be diverted away from the business and affairs of our company.

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

Under our advisory agreement with Peekay, Christals Management generates annual revenues of $250,000 per year payable quarterly. Since 1847 Management owns 50% of Christals Management, 1847 Management is entitled to 50% of the aggregate $250,000 in compensation under the Christals advisory agreement, or $125,000 per year. This amount is paid to Christals Management in quarterly installments. Under our advisory agreement with PPI Acquisition, PPI Management is entitled to a fee equal to 5.75% of PPI Acquisition’s earnings before interest, taxes, depreciation and amortization, or EBITDA, payable as follows: (i) 3.75% of EBITDA for any fiscal quarter is payable quarterly in advance and (ii) the difference between 5.75% of EBITDA for any fiscal year and the aggregate quarterly payments previously paid with respect to fiscal quarters in such fiscal year, payable yearly in arrears.

We expect to generate revenues through the provision by our indirect subsidiaries, PPI Management and Christals Management, of management consulting services to two clients under separate advisory agreements. Since we only hold a 50% interest in each of PPI Management and Christals Management, we will be entitled to 50% of the revenues and net income of PPI Management and Christals Management.

Our cash balance is $0 and there is a cash overdraft of $446 as of December 31, 2014. Our current cash balance will not be sufficient to fund our operations for the next 12 months if we are unable to successfully borrow money from our affiliates or raise money from third parties. We will need funding from third parties or from our affiliates in order to achieve our business plan goals. The minimum amount of financing that we need in the next 12 months to continue operations we estimate to be $150,000. Our current operations are solely dependent on personal loans and capital contributions from our principal executive officer. We have been utilizing and may utilize funds from Ellery W. Roberts, our Chief Executive Officer and Chairman, who has informally agreed to advance funds to allow us to cover our expenses pending our initial platform acquisition. There is no a maximum amount of funds that Mr. Roberts has agreed to advance. Mr. Roberts has no formal commitment, arrangement or legal obligation to advance or loan funds to our company. In order to achieve our business plan goals, we will need to raise additional capital.

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

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•

comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

•	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

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

Recent Developments

On March 6, 2015, Monrovia Money Train, Inc. (formerly, Monrovia Cookware, Inc.), or Monrovia Money Train, our subsidiary, entered into a Membership Interest Purchase Agreement, or Purchase Agreement, with Jarrod Clarke and Jarrod Clarke Holdings, Inc., or the Sellers, as well as Money Train Title Loans and on Track LLC, or the Seller Companies. Under the Purchase Agreement, Monrovia Money Train agreed to acquire all of the membership interests of the Seller Companies from the Sellers in consideration for $55,000 for each 1% membership interest of both Companies, for an aggregate purchase price for all of the interests of the Seller Companies of (a) $4,500,000 in cash, plus (b) $1,000,000 worth of common shares of the Company. The purchase price is subject to a post-closing working capital adjustment provision. Under this provision, the cash portion of the purchase price will be adjusted upward or downward if the final certified audited consolidated balance sheet of the Seller Companies as of the closing date is higher or lower than the preliminary certified unaudited consolidated balance sheet as of the closing date, respectively. The cash portion of the purchase price will also be decreased by the amount of any outstanding indebtedness of the Seller Companies as of the closing date.

The parties to the Purchase Agreement also made customary representations and warranties and agreed upon customary covenants, agreements and conditions to closing. Among the conditions to closing are the conditions that the Seller Companies obtain any landlord consents for each lease to real property held by the Seller Companies and any other necessary third-party consents to the transaction, and that Monrovia Money Train obtain all necessary financing to consummate the transaction and fund the Seller Companies’ working capital requirements.

The parties anticipate that the closing will occur by May 1, 2015. If the Purchase Agreement is not closed within 90 days of its effective date, either party may generally terminate the Purchase Agreement. The Purchase Agreement may also generally be terminated by either party if the other party breaches a material representation or closing condition.

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

In addition to the incremental operating expenses discussed above, pursuant to the management services agreement, our company will pay our manager a quarterly management fee equal to 0.5% (2.0% annualized) of our adjusted net assets, which is defined in the management services agreement. By amendment to the management services agreement, in lieu of paying a quarterly management fee under the management services agreement based upon the adjusted net assets of our management consulting business, we will pay our manager a flat quarterly fee equal to $43,750. We expect to generate sufficient revenues from our management consulting business to pay our manager a flat quarterly fee of $43,750. Although we expect that our management consulting business will generate sufficient fees to cover the manager’s quarterly flat fee, if for any reason it does not, our manager has agreed verbally that such fee will accrue until sufficient revenues are generated. We also expect that until we begin making acquisitions, all revenues generated from our management consulting business will be used to cover operating expenses, including management fees. We will not use the proceeds of our public offering to pay our manager the quarterly management-consulting fee. This amendment only applies to our management consulting business and will not apply to any businesses that we acquire in the future. The amount of the management fee payable will be reduced by the aggregate amount of any offsetting management fees, if any, received by our manager from any of the businesses that we may acquire in the future. As part of its business strategy, our company does intend to acquire additional businesses (we have not entered into any letters of intent nor have we currently identified any specific businesses to acquire). We intend to finance our acquisition strategy primarily through a combination of using the funds raised in our public offering, issuing new equity and incurring debt as well as cash generated by operations. Therefore, the net adjusted assets, and the management fee, may fluctuate from quarter to quarter due to acquisitions or dispositions of our businesses and performance of our businesses. The growth in the adjusted net assets as defined in the management services agreement will, most likely, increase due to these acquisitions and will increase the management fee regardless of whether such acquisitions contribute positively to our net income. As a result, we anticipate that the management fee will represent a significant percentage of our net income following the acquisition by us of businesses in the future. See the section entitled “Item 1. Business – Our Manager – Our Manager as a Service Provider – Management Fee” for more information about the calculation, an example of such calculation and payment of the management fee and the specific definitions of the terms used in such calculation.

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

Our primary use of funds will be for public company expenses including cash distributions to our shareholders, investments in future acquisitions, payments to our manager pursuant to the management services agreement, potential payment of profit allocation to our manager and potential put price to our manager in respect of the allocation shares it owns. The management fee, expenses, potential profit allocation and potential put price are paid before distributions to shareholders and may be significant and exceed the funds held by our company, which may require our company to dispose of assets or incur debt to fund such expenditures. See the section entitled “Item 1. Business – Our Manager”, for more information concerning the management fee, the profit allocation and put price.

The amount of management fee paid to our manager by our company is reduced by the aggregate amount of any offsetting management fees, if any, received by our manager from any of our businesses. As a result, the management fee paid to our manager may fluctuate from quarter to quarter. The amount of management fee paid to our manager may represent a significant cash obligation and will be senior in right to payments of distributions to our shareholders. In this respect, the payment of the management fee will reduce the amount of cash available for distribution to shareholders. See the section entitled “Item 1. Business – Our Manager – Our Manager as a Service Provider – Management Fee”, for more information on the calculation of the management fee.

Our manager, as holder of 100% of our allocation shares, is entitled to receive a 20% profit allocation as a form of preferred equity distribution that is subject to an annual hurdle rate of 8.0% with respect to distributions to our shareholders. The determination of the amount of profit allocation is dependent on a number of factors, including the amount of distributions to our shareholders, the operating results of our businesses and the market value of our common shares outstanding. We cannot determine the amount of profit allocation that will be paid to our manager because the factors impacting the determination of the profit allocation cannot be estimated or predicted with any degree of certainty. As an initial matter, these factors will fluctuate substantially during the period prior to the first calculation of profit allocation and, therefore, these factors will fluctuate from quarter to quarter. These fluctuations will significantly impact the amount of profit allocation to be paid to our manager. The amount of profit allocation may represent a significant cash payment and is senior in right to payments of distributions to our shareholders. Therefore, the amount of profit allocation paid, when paid, will reduce the amount of cash available to our company for its operating and investing activities, including future acquisitions. See the section entitled “Item 1. Business – Our Manager – Our Manager as an Equity Holder – Manager’s Profit Allocation”, for more information on the calculation of the profit allocation.

Our operating agreement also contains a supplemental put provision, which gives our manager the right, subject to certain conditions, to cause our company to purchase the allocation shares then owned by our manager upon termination of the management services agreement. The amount of put price under the supplemental put provision is conceptually based on the formulation of profit allocation and is generally intended to provide our manager with a right to receive 20% of the value of our company upon sale of the allocation shares determined by reference to the value distributed to or otherwise realized by our shareholders. As is the case with profit allocation, the calculation of the put price is complex and based on many factors that cannot be predicted with any certainty at this time. See the section entitled “Item 1. Business – Our Manager – Our Manager as an Equity Holder – Supplemental Put Provision”, for more information on the calculation of the put price. The put price obligation, if the manager exercises its put right, will represent a significant cash payment and is senior in right to payments of distributions to our shareholders. Therefore, the amount of put price will reduce the amount of cash available to our company for its operating and investing activities, including future acquisitions.

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

Our manager owns 100% of the allocation shares in our company, which generally will entitle our manager to receive a 20% profit allocation as a form of preferred equity distribution, subject to an annual hurdle rate of 8.0%, which is applicable to our distributions to our shareholders. Accordingly, the cash flow available for distribution to shareholders will be reduced by the payment of profit allocation to our manager. See the section entitled “Item 1. Business – Our Manager – Our Manager as an Equity Holder – Manager’s Profit Allocation”, for more information about the profit allocation.

In addition, our operating agreement contains a supplemental put provision pursuant to which our manager has the right to cause our company to purchase the allocation shares then owned by our manager upon termination of the management services agreement. Our company’s obligations under the supplemental put provision are absolute and unconditional. In addition, the supplemental put provision places certain additional obligations on our company upon exercise of our manager’s put right until such time as our company’s obligations under the supplemental put provision have been satisfied, including limitations on declaring and paying any distributions. See the section entitled “Item 1. Business – Our Manager – Our Manager as an Equity Holder – Supplemental Put Provision”, for more information.

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

Pursuant to the management services agreement that we entered into with our manager, our manager will have the right to cause our company to purchase the allocation shares then owned by our manager upon termination of the management services agreement. The redemption value of the allocation shares will be recorded outside of permanent equity in the mezzanine section of the balance sheet. We will recognize any change in the redemption value of the allocation shares by recording a dividend between net income and net income available to common shareholders. The amount recorded for the allocation shares is largely related to the fair value of the profit allocation that our manager, as holder of the allocation shares, will receive. The carrying value of the allocation shares will represent an estimate of the amounts to ultimately be paid to our manager, whether as a result of the occurrence of one or more of the various trigger events or upon the exercise of the supplemental put provision contained in our operating agreement following the termination of the management services agreement. See the section entitled “Item 1. Business – Our Manager – Our Manager as an Equity Holder – Supplemental Put Provision”, for more information about this agreement.

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

Public Offering

On May 9, 2014, we commenced our initial public offering, or the IPO, of 37,500,000 common shares at an offering price of $0.0133 per share. On June 30, 2014, we filed a post-effective amendment to our Form S-1 to terminate the IPO. The post-effective amendment was declared effective by the Securities and Exchange Commission on July 1, 2014. Gross proceeds from the offering were $13,500, not including accounting, legal, transfer agent, and other offering expenses. Including such expenses, estimated net expenses of the IPO were $47,568.

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

Comparison of Fiscal Year Ended December 31, 2014 to Period from January 22, 2013 (Inception) to December 31, 2013

The Company generated management fee revenues from our indirect subsidiaries in the amount of $175,000 during the year ended December 31, 2014 and $43,750 for the period from January 22, 2013 (Inception) through December 31, 2013. On September 15, 2013, 1847 Management Services, Inc., the Company's wholly owned subsidiary, acquired a 50% interest in each of PPI Management Group, LLC and Christals Management LLC from our Chief Executive Officer and controlling shareholder, Ellery W. Roberts.

Acquisitions

On September 15, 2013, 1847 Management Services, Inc., the Company’s wholly owned subsidiary, acquired a 50% interest in each of PPI Management Group, LLC and Christals Management LLC from our Chief Executive Officer and controlling shareholder, Ellery W. Roberts. In connection with the acquisition of such equity interests from Mr. Roberts, we issued to Mr. Roberts 65,625,000 of our common shares pursuant to a securities purchase agreement.

Operating Expenses

Administrative and professional fees amounted to $353,046 and $70,424, respectively, for the fiscal year ended December 31, 2014 and the period from January 22, 2013 (Inception) through December 31, 2013, respectively. During the year end December 31, 2014 and the period from January 22, 2013 (Inception) through December 31, 2013, quarterly fees equal to $173,750 and $43,750 due and payable to our manager under the management services agreement, respectively. During the year ended December 31, 2014, professional fees associated with the initial public offering, net of proceeds, and corporate expenses in the amount of $118,081 and $56,257 related to due diligence costs of an investment previously considered by the Company. During the period from January 22, 2013 (Inception) through December 31, 2013, corporate expenses of $25,468 were primarily related to due diligence costs of an investment previously considered by the Company.

Operating loss

Our loss amounted to $178,046 and $26,674 for the year ended December 31, 2014 and the period from January 22, 2013 (Inception) through December 31, 2013, respectively. Our loss since attributable to the administrative costs and professional fees incurred as there is currently no gross margin generated from our management fee revenue. We have not meaningfully commenced our proposed business operations and will not do so until we have generated sufficient cash from financing.

Liquidity and Capital Resources of our Management Consulting Business

As of December 31, 2014, we had a cash overdraft of $446 and our current assets were comprised of $62,500 management fee accounts receivable and other assets of $369 and our liabilities were $251,589, comprising $42,558 owed to Ellery W. Roberts, our Chief Executive Officer and Chairman and accounts payable of $208,585.

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

On May 9, 2014, we commenced our IPO of 37,500,000 common shares at an offering price of $0.0133 per share. On June 30, 2014, we filed a post-effective amendment to our Form S-1 to terminate the IPO. The post-effective amendment was declared effective by the Securities and Exchange Commission on July 1, 2014. Gross proceeds from the offering were $13,500, not including accounting, legal, transfer agent, and other offering expenses. Including such expenses, estimated net expenses of the IPO were $47,568.

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

Contractual Obligations and Commercial Commitments

Not applicable.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements begins on page F-1 of this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Act, as of December 31, 2014. We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Based on this evaluation, our chief executive officer and chief financial officer have concluded such controls and procedures to be not effective as of December 31, 2014 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our chief executive officer and chief financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Based on this evaluation and as a result of the material weakness discussed below, our chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures as of December 31, 2014 were not effective because of the following material weakness in our internal control over financial reporting has been identified:

-	We did not have appropriate policies and procedures in place to evaluate the proper accounting and disclosures of key documents and agreements.

-

 We do not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States commensurate with our financial reporting requirements.

In order to cure the foregoing material weakness, we have taken or are taking the following remediation measures:

–	We are in the process of hiring a chief financial officer with significant U.S. GAAP and SEC reporting experience.

–

We plan to make necessary changes by providing training to our financial team and our other relevant personnel on the U.S. GAAP accounting guidelines applicable to our financial reporting requirements.

We intend to complete the remediation of the material weaknesses discussed above as soon as practicable but we can give no assurance that we will be able to do so. Designing and implementing an effective disclosure controls and procedures is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to devote significant resources to maintain a financial reporting system that adequately satisfies our reporting obligations. The remedial measures that we have taken and intend to take may not fully address the material weakness that we have identified, and material weaknesses in our disclosure controls and procedures may be identified in the future. Should we discover such conditions, we intend to remediate them as soon as practicable. We are committed to taking appropriate steps for remediation, as needed.

Changes in internal control over financial reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the fourth quarter of our fiscal year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during the fourth quarter of fiscal year 2014, but was not reported, except the following.

On April 10, 2015 we adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The code of ethics is filed as exhibit 14.1 to this annual report.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

MANAGEMENT

Board of Directors, Executive Officers

The directors and executive officers of our company and their ages and positions as of March 31, 2015 are set forth below:

Name	Age	Position
Ellery W. Roberts	44	Chairman, Chief Executive Officer, President, Chief Financial Officer, and Principal Accounting Officer
Paul Froning	44	Director
Robert D. Barry	71	Director

The following biographies describe the business experience of the company’s current directors and executive officers.

Ellery W. Roberts. Mr. Roberts brings over 20 years of private equity investing experience to our company. Mr. Roberts has been the Chairman and Chief Executive Officer of our company since its inception on January 22, 2013. Mr. Roberts has also been a director of Western Capital Resources, Inc., a public company (OTQQB: WCRS), since May 2010 and of Peekay Boutiques, Inc., a public company (OTCBB: PKAY) since December 31, 2014. In July 2011, Mr. Roberts formed The 1847 Companies LLC, a company which is no longer active, where he began investing his own personal capital and capital of high net worth individuals in select transactions. Through The 1847 Companies LLC, Mr. Roberts has operated as a fundless sponsor, covering the transaction pursuit cost and raising capital on the basis of his own personal investment. Prior to forming The 1847 Companies LLC, Mr. Roberts was the co-founder and was co-managing principal from October 2009 to June 2011of RW Capital Partners LLC, the recipient of a “Green Light” letter from the U.S. Small Business Administration (SBA) permitting RW Capital Partners LLC to raise capital in pursuit of the SBA Small Business Investment Company license with the preliminary support of the SBA.

Mr. Roberts was a founding member of Parallel Investment Partners, LP (formerly SKM Growth Investors, LP), or Parallel, a Dallas-based private equity fund focused on re-capitalizations, buyouts and growth capital investments in lower middle market companies throughout the United States. During his tenure at Parallel, Mr. Roberts held the position of Managing Director from January 2004 to September 2009, Vice President from January 2003 to December 2003 and Senior Associate from January 2000 to December 2002. Mr. Roberts was responsible for approximately $400 million in invested capital across two funds. Also during his tenure with Parallel, Mr. Roberts sat on the boards of Environmental Lighting Concepts, Hat World Corporation, Senex Financial Corporation, Builders TradeSource Corporation, Action Sports, Weisman Discount Home Centers , Winnercom, Mealey’s Furniture, Regional Management Corporation, Marmalade Cafes, and Diesel Service and Supply (all of which are private companies). Prior to Parallel, Mr. Roberts was a Vice President with Lazard Group LLC (NYSE: LAZ), or Lazard, from July 1997 to December 2000. While at Lazard, he focused on and also gained experience in the home building, health care, retail, industrial and lodging sectors. Prior to joining Lazard in 1997, Mr. Roberts was a Senior Financial Analyst with Colony Capital, Inc. from July 1995 to June 1996, where he analyzed and executed transactions for Colony Investors II, L.P., a $625 million private equity fund. Prior to that, he was a Financial Analyst with the Corporate Finance Division of Smith Barney Inc. (now known as Morgan Stanley Smith Barney LLC) from January 1994 to June 1995 where he participated in a wide variety of investment banking activities. During his career Mr. Roberts has been directly involved with over $3.0 billion in direct private equity investments. Mr. Roberts received his B.A. degree in English from Stanford University.

Director Qualifications: Mr. Roberts has extensive senior management experience in the industry in which we operate, having served as founder or executive of various other management, investment and corporate advisory companies for over 15 years.

Paul Froning. Mr. Froning has been a director of our company since April 22, 2013. In 2009 Mr. Froning co-founded Focus Healthcare Partners LLC, or Focus, a Chicago-based private equity investment, advisory and asset management firm targeting the senior housing and healthcare sectors. Since November 2009, Mr. Froning has acted as Principal of Focus. Prior to forming Focus, from February 2008 to October 2009, Mr. Froning was a Managing Director in the private equity department of Fortress Investment Group LLC (NYSE: FIG), or Fortress, a publicly-traded New York-based private investment firm with more than $50 billion in assets under management. Prior to joining Fortress, Mr. Froning was the Chief Investment Officer and Senior Vice President of Brookdale Senior Living Inc. (NYSE: BKD), or Brookdale, a publicly-traded affiliate of Fortress, from 2005 to 2008. Previously, Mr. Froning held senior investment positions at the private equity investment arms of Lazard Group LLC (NYSE: LAZ) and Security Capital Group, prior to its acquisition by GE Capital Corp., in addition to investment banking experience at Salomon Brothers, prior to its acquisition by Travelers Group, and the securities subsidiary of Principal Financial Group (NYSE: PSG). Mr. Froning has a B.A. degree from the University of Notre Dame.

Director Qualifications: Mr. Froning has twenty years of private equity, investment and advisory experience.

Robert D. Barry. Mr. Barry has been a director of our company since January 2014. Since April 2013, Mr. Barry has been Chief Executive and Chief Financial Officer of Pawn Plus, Inc., or Pawn Plus. Pawn Plus is a chain of five retail pawn stores in suburban Philadelphia and one pawn store in northeastern Ohio and is a portfolio company of the Company. Prior to joining Pawn Plus, from March 2007 to January 2013, Mr. Barry served as Executive Vice President and Chief Financial Officer of Regional Management Corp. (NYSE:RM), a consumer loan company based in Greenville, South Carolina. During February 2013 and March 2013, Mr. Barry worked as a project consultant for Regional Management. Prior to joining Regional Management, Mr. Barry was the Managing Member of AccessOne Mortgage Company, LLC in Raleigh, North Carolina from 1997 to 2007. During this time, he also served as part-time Chief Financial Officer for Patriot State Bank, in Fuquay-Varina, North Carolina, from March 2006 to March 2007 and Nuestro Banco, Raleigh, North Carolina, from July 2006 to March 2007. Prior to his time at AccessOne, Mr. Barry was Executive Vice President and Chief Financial Officer for Regional Acceptance Corporation (NASDAQ:REGA), a consumer finance company based in Greenville, North Carolina and prior to that he was a financial institutions partner in the Raleigh, North Carolina office of KPMG LLP. Mr. Barry is a Certified Public Accountant licensed in North Carolina and Georgia.

Director Qualifications: Mr. Barry is a Certified Public Accountant and has over ten years of relevant financial, industry and business expertise.

Board of Directors Structure

Our board of directors is comprised of three directors, all of whom have been appointed by our manager, as holder of the allocation shares and a majority of our common shares, and at least one of whom is an independent director.

We intend to have our securities quoted on the OTCBB. The OTCBB does not require that any of our directors be independent directors. Nevertheless, we determined that it is in the best interest of our shareholders for our company to have a majority of independent directors. Mr. Froning is an independent director as defined under the NASDAQ Marketplace Rules. Eventually, we plan to have a majority of independent directors and seek to have our common shares listed on a national securities exchange. We refer to the date from and after our shares are listed on a national securities exchange as the listing date. The operating agreement provides that once our common shares are listed on a national securities exchange our board of directors must consist at all times of at least a majority of independent directors, and permits our board of directors to decrease or increase the size of our board of directors to no less than three or up to thirteen directors, respectively.

Pursuant to the operating agreement, as holder of the allocation shares, our manager has the right to appoint one director to our board of directors for every four members constituting the entire board of directors. Any appointed director will not be required to stand for election by the shareholders. Mr. Roberts, our Chief Executive Officer will initially serve as our manager’s appointed director. See the section entitled “Description of Shares—Appointed Directors” in our Registration Statement on Form S-1/A filed with the SEC on May 6, 2014 for more information about our manager’s rights to appoint directors. Otherwise, there is no arrangement or understanding between any director or executive officer and any other person pursuant to which he was or is to be selected as a director, nominee or officer.

The operating agreement requires our board of directors to take action at a meeting by an affirmative vote of at least a majority of directors, or without a meeting if a consent to that action is signed or transmitted electronically by the chairman of the board and all of the remaining directors. No director elected by our shareholders, including any independent director, may be removed from office by our shareholders without the affirmative vote of the holders of 85% of the outstanding shares. Only our manager may remove an appointed director. All directors will hold office until the earlier of the election and qualification of their successors or until their death, resignation or removal. Vacancies will be filled by a majority vote of the directors then in office. Upon the occurrence of a vacancy due to the death, resignation or removal of the director appointed by our manager, our manager will appoint a new director to fulfill such director’s term on our board of directors.

There is no family relationship between any director, executive officer, or person nominated or chosen by the Company to become a director or executive officer.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has, during the past ten years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

•

had any bankruptcy petition filed by or against the business or property of the person, or had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•

been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any of the following activities:

•

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity, or been the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any such activity, or associated with persons engaged in any such activity;

•	Engaging in any type of business practice; or

•	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

•

been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•

been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•

been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Item 13. Certain Relationships and Related Transactions, and Director Independent – Relationships with Related Persons,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Committees of the Board of Directors

From and after the listing date, we expect that our board of directors designate the following committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Until the listing date, our entire board of directors will undertake the functions that would otherwise be undertaken by the committees. From and after the listing date, each committee will operate pursuant to a charter that has been approved by our board of directors. In addition, our board of directors may, from time to time, designate one or more additional committees, which shall have the duties and powers granted to it by our board of directors.

Audit Committee

From and after the listing date, the audit committee will be comprised of not fewer than three and not more than seven independent directors who must meet all applicable independence requirements of the NASDAQ Marketplace Rules and must include at least one “audit committee financial expert,” as defined by applicable SEC rules and regulations.

From and after the listing date, the audit committee will be responsible for, among other things:

•	appointing, retaining and overseeing our independent accountants;

•

assisting our board of directors in its oversight of the integrity of our financial statements, the qualifications, independence and performance of our independent auditors and our compliance with legal and regulatory requirements;

•	reviewing and approving the calculation of profit allocation when it becomes due and payable;

•	reviewing and approving the plan and scope of the internal and external audit of our financial statements;

•	pre-approving any audit and non-audit services provided by our independent auditors;

•	approving the fees to be paid to our independent auditors;

•	reviewing with our Chief Executive Officer and Chief Financial Officer and independent auditors the adequacy and effectiveness of our internal controls;

•	preparing the audit committee report included in our public filings with the SEC; and

•	reviewing and assessing annually the audit committee’s performance and the adequacy of its charter.

At this time the Company has not determined whether it has an “audit committee financial expert” as that term is defined by the applicable SEC rules because it is not yet listed on a national stock exchange. Upon such listing, the Company will make this determination.

Compensation Committee

From and after the listing date, the compensation committee will be comprised entirely of independent directors who meet all applicable independence requirements of the NASDAQ Marketplace Rules. We expect that the compensation committee charter will require that all or a majority of the members must be outside directors as defined in Section 162(m) of the Internal Revenue Code of 1986, as amended, and non-employee directors within the meaning of Section 16 of the Exchange Act and the SEC rules and regulations promulgated thereunder. From and after the listing date, the responsibilities of the compensation committee will include:

•	responsibility for annually reviewing the calculation of the management fee which encompasses the compensation of our Chief Executive Officer, President and Chief Financial Officer;

•	determining and approving the compensation of employees of the company serving as executive officers;

•	granting rights to indemnification and reimbursement of costs and expenses to our manager and any seconded individuals;

•	reviewing the compensation information and compensation discussion and analysis included in our filings with the SEC;

•	preparing the compensation committee report included in our public filings with the SEC; and

•	making recommendations to our board of directors regarding equity-based and incentive compensation plans, policies and programs.

There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors since such procedures were last disclosed.

Nominating and Corporate Governance Committee

From and after the listing date, the nominating and corporate governance committee will be comprised entirely of independent directors who meet all applicable independence requirements of the NASDAQ Marketplace Rules. From and after the listing date, the nominating and corporate governance committee will be responsible for, among other things:

•	recommending the number of directors to comprise our board of directors;

•	identifying and evaluating individuals qualified to become members of our board of directors, other than our manager’s appointed directors;

•	reviewing director nominees that are nominated by shareholders;

•	reviewing conflicts of interest that may arise between the company and our manager;

•	recommending to our board of directors the director nominees for each annual shareholders’ meeting, other than our manager’s appointed directors;

•	recommending to our board of directors the candidates for filling vacancies that may occur between annual shareholders’ meetings, other than our manager’s appointed directors;

•	reviewing director compensation and processes, self-evaluations and policies;

•	overseeing compliance with our code of ethics and conduct by our officers and directors and our manager;

•	monitoring developments in the law and practice of corporate governance; and

•	approving any transactions with related persons.

Lead Independent Director

From and after the listing date, if at any time the Chairman of our board of directors is not an independent director, the independent directors on the board of directors will designate, by at least a majority vote, one of the independent directors then on the board of directors to serve as the lead independent director. From and after the listing date, the lead independent director will:

•	consult with and act as liaison between the board of directors and the Chairman;

•	coordinate the activities of the independent directors;

•	coordinate the agenda for and preside over sessions of the independent directors and other non-management directors;

•	serve as a contact for interested parties to express opinions and concerns to the independent directors and the non-management directors;

•	provide the Chairman with input as to the preparation of the agendas for the board of directors and committees of the board of directors;

•

advise the Chairman as to the quality, quantity and timeliness of the flow of information from our management that is necessary for the independent directors to effectively and responsibly perform their duties;

•	meet with any director who is not adequately performing his or her duties as a director; and

•	otherwise consult with the Chairman and our management on matters relating to corporate governance and board of directors performance matters.

In performing the duties described above, the lead independent director will be expected to consult with the chair of any committees of the board of directors and solicit their participation in order to avoid diluting the authority or responsibilities of such committee. If the Chairman is an independent director, then he or she shall perform the functions otherwise assigned to the lead independent director.

Indemnification of Officers and Directors

Our organizational documents allow us to indemnify our officers and directors to the fullest extent permitted by the DGCL. In addition, we will provide indemnification for our directors for third-party actions and actions by or in the right of the company that mirror Section 145 of the DGCL.

In addition, we intend to purchase and maintain insurance on behalf of any person who is or was a director, officer, employee or agent of the company, or is or was serving at the request of the company as a director, officer, employee or agent of another company, partnership, joint venture, trust or other enterprise, including service with respect to an employee benefit plan, against any liability asserted against such person or incurred by such person in any such capacity, or arising out of such person's status as such, and related expenses, whether or not the company would have the power to indemnify such person against such liability under the DGCL. We also have and intend to maintain director and officer liability insurance, if available on reasonable terms.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us under the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Executive Officers of our Company

In accordance with the terms of the management services agreement, our manager has seconded to us our Chief Executive Officer, President and Chief Financial Officer. Mr. Ellery W. Roberts has been appointed to each of these roles. Our board of directors has designated Mr. Roberts to be an executive officer of the company for federal securities law purposes. Although Mr. Roberts is an employee of our manager or an affiliate of our manager, he reports directly, and is, to our board of directors. Our manager and our board of directors may agree from time to time that our manager will second to the company one or more additional individuals to serve as officers or non-officer employees of the company, upon such terms as our manager and our board of directors may mutually agree.

The services performed for the company by our Chief Executive Officer will be provided solely at our manager’s cost.

See the section entitled “Item 1. Business – Management Services Agreement – Secondment of Our Executive Officers” for more information about the executive officers of the company.

Interlocks and Insider Participation

Since our inception on January 22, 2013, no executive officer of the company has served as (i) a member of the compensation committee (or other board committees performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers serves on our board of directors of our company, or (ii) a director of another entity, one of whose executive officers serves on our board of directors of our company.

Our Management

The management teams of each of our businesses will report to our board of directors through our Chief Executive Officer and operate each business and be responsible for its profitability and internal growth. In addition, our company intends to establish subsidiary boards of directors with respect to some or all of its businesses. The purpose of these subsidiary boards of directors will be to provide advice and counsel to the management teams of our businesses, as well as our board of directors. One or more of our independent directors may serve on such subsidiary boards. Directors serving on these boards that are unrelated to the businesses for which they serve as director will not receive any corresponding compensation. In addition, from time to time, our board of directors may elect to vest or delegate certain additional oversight responsibilities in the subsidiary board of directors for a particular business. However, at all times, the governance responsibility and authority for the consolidated company and our businesses will be solely and exclusively the responsibility of our board of directors. Further, our board of directors and our Chief Executive Officer will have responsibility for overall corporate strategy, acquisitions, financing and investor relations. Our Chief Executive Officer will call upon the resources of our manager to operate our company. See the section entitled “Item 1. Business – Management Services Agreement – Secondment of Our Executive Officers” for further information about our executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company is not subject to Section 16(a) beneficial ownership reporting compliance requirements because its common shares are not registered under Section 12 of the Exchange Act.

Code of Ethics

Our board of directors has adopted a code of ethics and business conduct establishing the standards of ethical conduct applicable to all directors, officers and employees, as applicable, of our company, our manager, members of our management team and other employees of our manager and any other person who is performing services for or on behalf of the company. We anticipate that our management consulting business will also adopt a code of ethics and business conduct substantially similar to that of our company.

The code of ethics and business conduct addresses, among other things, conflicts of interest and our related party transaction policy and will require the approval of all related party transactions by our company’s nominating and corporate governance committee, or, if we do not have such a committee, by our entire board of directors. In general, the code of ethics and business conduct specifically requires nominating and corporate governance committee (or our entire board of directors if we do not have such a committee) approval for transactions between us and any member of our manager or any affiliate thereof, relating to the provision of any services to us or our businesses. We will disclose promptly any waivers of the code of ethics and business conduct by our nominating and corporate governance committee (or our entire board if we do not have such a committee) with respect to directors and executive officers of the company. In addition, our nominating and corporate governance committee (or our entire board if we do not have such a committee) will review any conflicts of interest that may arise between the company and our manager.

A copy of our code of ethics and business conduct is attached as Exhibit 14.1 to this report. We will also provide any person without charge, upon request, a copy of our code of ethics. To request a copy of our code of ethics, requests should be addressed to Corporate Secretary, 1847 Holdings LLC, 590 Madison Avenue, 18th Floor, New York, NY 10022.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation of Named Executive Officers

All of our executive officers are employed by our manager and are seconded to our company. Our manager, and not our company, pays all compensation to our executive officers who are seconded to us under the management services agreement. We do not reimburse our manager for the compensation paid to Mr. Roberts in his capacity as our sole employee and executive officer. We pay our manager a quarterly management fee, and the manager will use the proceeds from the management fee, in part, to pay compensation to Mr. Roberts. See the section entitled “Item 13. Certain Relationships and Related Transactions, and Director Independence” for more information about Mr. Roberts’s compensation arrangements.

Other Compensation

Our company does not provide any nonqualified deferred compensation arrangements or qualified or non-qualified pension plans to our named executive officers. The named executive officers were not granted any stock options or other equity-based awards with respect to our common shares during the period from January 22, 2013 to the date of this report. As of December 31, 2014, the named executive officers did not hold any stock options or other equity-based awards with respect to our common shares.

Compensation of Directors

Directors of our company are not entitled to compensation. We will reimburse our directors for all reasonable out-of-pocket expenses incurred in connection with attending board meetings or otherwise in accordance with the policies of the company as in effect from time to time. We also intend to provide compensation to our directors after we have begun generating significant revenues.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of common shares and allocation shares of our company as of March 31, 2015. The number of shares beneficially owned by each entity, director or executive officer is determined in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and also any shares which the individual or entity has the right to acquire within sixty days of March 31, 2015 through the exercise of an option, conversion feature or similar right. Except as otherwise indicated, the address for all individuals and entities listed in the beneficial ownership tables provided in this section is 590 Madison Avenue, 18th Floor, New York, NY 10022. See the section entitled “Description of Shares” in our Registration Statement on Form S-1/A filed with the SEC on May 6, 2014 for more information about the shares of the company.

Name and Address	Office, If Any	Number of Shares (1)	Percent of Class (2)
Common Shares
Directors and Officers
Ellery W. Roberts	Chairman, CEO, President and CFO	65,625,000	84.3%
Paul Froning	Director	0	0%
Robert Barry	Director	0	0%
All directors and officers as a group (3 persons named above)		65,625,000	84.3%
5% Security Holders
Ellery W. Roberts		65,625,000	84.3%
Bevilacqua PLLC (3) 1629 K Street, NWSuite 300Washington, DC 20006		8,437,500	10.8%
Allocation Shares
1847 Partners LLC (4)		1,000	100.0%

_______________

* Less than 1%

(1)

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or dispositive power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and dispositive power with respect to our common shares except to the extent otherwise indicated in the following footnotes.

(2)	Based on 77,887,500 common shares outstanding and (iii) 1,000 allocation shares outstanding.

(3)

On September 15, 2013, the Company entered into a restricted stock purchase agreement with Bevilacqua PLLC and its independent contractor consultant. Pursuant to this Agreement, Bevilacqua PLLC, a consultant to the Company, received 8,437,500 common shares, and its independent contractor consultant received 2,812,500 common shares, in consideration for services provided and to be provided to the Company. The common shares issued to the consultants were initially subject to forfeiture until vested. As of September 1, 2014, all of the consultants’ common shares had vested. Mr. Louis A. Bevilacqua is the sole member of Bevilacqua PLLC and has voting and dispositive control over securities owned by Bevilacqua PLLC.

(4)	Mr. Ellery W. Roberts is the sole manager of 1847 Partners LLC and has voting and dispositive control over securities owned by 1847 Partners LLC.

Changes in Control

There are no arrangements known to the Company, including any pledge by any person of securities of the Company or any of its parents, the operation of which may at a subsequent date result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding share options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Relationships with Related Persons

Our Chief Executive Officer, Ellery W. Roberts, provided advances to the Company to meet short-term working capital needs from the period of inception on January 22, 2013 through December 31, 2014. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

Our Manager

Our Chief Executive Officer, Ellery W. Roberts, controls our manager. Prior to our initial public offering, our company was entirely owned and controlled by our manager.

Our relationship with our manager will be governed principally by the following two agreements:

•	the management services agreement relating to the management services our manager will perform for us and the businesses we own and the management fee to be paid to our manager in respect thereof;

•

our company’s operating agreement setting forth our manager’s rights with respect to the allocation shares it owns, including the right to receive payments of profit allocation from the company and our manager’s right to cause the company to purchase the allocation shares it owns.

See the sections entitled “Item 1. Business – Our Manager,” “Item 1. Business – Management Services Agreement” and “Description of Shares” in our Registration Statement on Form S-1/A filed with the SEC on May 6, 2014 for more information about these agreements.

On September 15, 2013, we entered into an amendment to our management services agreement that provides that in lieu of paying a quarterly management fee under the management services agreement based upon the adjusted net assets of our management consulting business, we will pay our manager a flat quarterly fee equal to $43,750. We expect to generate sufficient revenues from our management consulting business to pay our manager a flat quarterly fee of $43,750. Although we expect that our management consulting business will generate sufficient fees to cover the manager’s quarterly flat fee, if for any reason it does not, our manager has agreed verbally that such fee will accrue until sufficient revenues are generated. We also expect that until we begin making acquisitions, all revenues generated from our management consulting business will be used to cover operating expenses, including management fees. We will not use the proceeds of our initial public offering to pay our manager the quarterly management-consulting fee. This amendment only applies to our management consulting business and will not apply to any businesses that we acquire in the future. Accordingly, our management consulting business will not enter into an offsetting management services agreement with our manager. However, we expect that our manager will be a party to offsetting management services agreements with businesses we acquire and transaction services agreements and other agreements, in each case, with some or all of our businesses. See the sections entitled “Item 1. Business – Our Manager – Our Manager as a Service Provider – Offsetting Management Services Agreements” for information about these agreements.

While our manager will be the only entity to provide management services to our company, our manager will be permitted to provide services, including services similar to management services, to other entities. In this respect, the management services agreement and the obligation to provide management services will not create a mutually exclusive relationship between our manager and the company or our businesses. As such, our manager, and our management team, will be permitted to engage in other business endeavors. Our management team currently anticipates devoting a substantial portion of their time to the affairs of the company.

Our manager will use the management fees, offsetting management fees, fees under any transaction services agreements and expense reimbursements related to the foregoing to pay the compensation, overhead, out-of-pocket and other expenses of the manager, except as reimbursed pursuant to the management services agreement, satisfy its contractual obligations and otherwise distribute such proceeds to the members of the manager in accordance with the manager's organizational documents.

Contractual Arrangements with Related Persons

The following discussion sets forth the agreements that we intend to enter into with related parties in connection with our initial public offering. The statements relating to each agreement set forth in this section and elsewhere in this report are subject to and are qualified in their entirety by reference to the other discussions of such agreements in this report and all of the provisions of such agreements, forms of which have been made available to you and will be sent to you upon request.

The terms and conditions, including those relating to pricing, of these agreements to which the company, our manager, and certain other related parties are a party were negotiated in the overall context of our initial public offering.

Purchase Agreement

The securities purchase agreement relating to the acquisition of the management consulting business was approved by a majority of our independent directors. Pursuant to this agreement, our Chief Executive Officer sold us a 50% interest in PPI Management and Christals Management in consideration for 875,000 of our common shares.

Management Services Agreement

Our company has entered into a management services agreement pursuant to which our manager will provide management services to us. See the section entitled “Item 1. Business – Management Services Agreement” for more information about the management services agreement.

Offsetting Management Services Agreements

Our manager may, at any time, enter into offsetting management services agreements directly with the businesses that we own relating to the performance by our manager of offsetting management services for such businesses. All fees, if any, paid by the businesses that we own to our manager pursuant to an offsetting management services agreement during any fiscal quarter will offset, on a dollar-for-dollar basis, the management fee otherwise due and payable by the company to our manager under the management services agreement for such fiscal quarter.

See the section entitled “Item 1. Business – Our Manager – Our Manager as a Service Provider – Offsetting Management Services Agreements” for more information about offsetting management services agreements and offsetting management fees.

Operating Agreement

Prior to our initial public offering, our manager as holder of the allocation shares was the sole member of our company and continues to be a member following the closing of the offering. As such, our manager has been and will continue to be a party to the operating agreement. See the section entitled “Description of Shares” in our Registration Statement on Form S-1/A filed with the SEC on May 6, 2014 for more information about the operating agreement.

Supplemental Put Provision

In consideration of our manager's acquisition of the allocation shares, we provided in the operating agreement for a supplemental put provision pursuant to which our manager will have the right to cause our company to purchase the allocation shares then owned by our manager upon certain events specified in the supplemental put provision. See the section entitled “Item 1. Business – Our Manager – Our Manager as an Equity Holder – Supplemental Put Provision” for more information about the supplemental put provision contained in our operating agreement.

License Provisions in Management Services Agreement

Our manager owns certain intellectual property relating to the term “1847.” Our manager has granted our company a license to use the term “1847” in its business.

Advances

From time to time, we have received advances from certain of our officers and related parties to meet short-term working capital needs. During the period from inception on January 22, 2013 through December 31, 2014, we received a total of $27,483 advances from related parties. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

Promoters and Certain Control Persons

Each of Mr. Ellery W. Roberts, our Chairman, Chief Executive Officer, President, and Chief Financial Officer, Mr. Paul Froning, one of our initial directors, and Mr. Robert Barry, also one of our initial directors, may be deemed a “promoter” as defined by Rule 405 of the Securities Act. For information regarding compensation, including items of value, that have been provided or that may be provided to these individuals, please refer to “Item 11. Executive Compensation – Compensation of Directors,” “Item 11. Executive Compensation – Compensation of Named Executive Officers,” and “Item 11. Executive Compensation – Other Compensation” above.

Director Independence

Our board of directors is currently composed of three members: Ellery W. Roberts, Paul Froning and Robert Barry. Mr. Froning qualifies as an independent directors in accordance with the published listing requirements of the NASDAQ Stock Market. As Mr. Roberts and Mr. Barry do not qualify as independent directors in accordance with the published listing requirements of the NASDAQ Stock Market, the Company expects that it will appoint at least two additional independent directors to the board of directors prior to listing the common shares, and appoint such three independent directors to newly-established audit, compensation and nominating committees.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

KLJ & Associates LLP has billed us $5,500 and $5,500, in the aggregate, for the fiscal year ended December 31, 2014 and the period from inception on January 22, 2013 through December 31, 2013, respectively, for professional services rendered to audit our annual financial statements, and to review the interim financial statements included in our quarterly reports on Form 10-Q filed during fiscal years 2013 and 2014 and assistance with Securities Act filings.

Audit-Related Fees

KLJ & Associates LLP billed us $- and $-, in the aggregate, for the fiscal year ended December 31, 2014 and the period from inception on January 22, 2013 through December 31, 2013, respectively, for providing consent related to our annual report on Form 10-K filed during the fiscal year ended December 31, 2014 and filings made under the Securities Act during 2014.

Tax Fees

We did not engage our principal accountants to provide tax compliance, tax advice or tax planning services during the last two fiscal years.

All Other Fees

We did not engage our principal accountants to render services to us during the last two fiscal years, other than as reported above.

Pre-Approval Policies and Procedures

All auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by our independent auditor must be approved by the Board of Directors in advance, except non-audit services (other than review and attestation services) if such services fall within exceptions established by the SEC. The Board of Directors will pre-approve any permissible non-audit services to be provided by the Company’s independent auditors on behalf of the Company that do not fall within any exception to the pre-approval requirements established by the SEC. The Board of Directors may delegate to one or more members the authority to pre-approve permissible non-audit services, but any such delegate or delegates must present their pre-approval decisions to the Board of Directors at its next meeting. All of our accountants’ services described above were pre-approved by the Board of Directors or by one or more members under the delegate authority described above.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements and Schedules

The financial statements are set forth under Item 8 of this annual report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit List

The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference.

INDEX OF FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of 1847 Holdings, LLC

We have audited the accompanying consolidated balance sheets of 1847 Holdings, LLC as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2014 and the period from January 22, 2013 (inception) through December 31, 2013. 1847 Holdings, LLC.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 1847 Holdings, LLC as of December 31, 2014 and 2013 and the results of its operations and its cash flows for year ended December 31, 2014 and the period from January 22, 2013 (inception) through December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had accumulated deficit of $204,720 as of December 31, 2014, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KLJ & Associates, LLP

KLJ & Associates, LLP
St. Louis Park, MN
April 14, 2015

1660 South Highway 100 Suite 500 St. Louis Park, MN 55416 630.277.2330

1847 HOLDINGS LLC

 CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
ASSETS

Current Assets
Cash	$-	$-
Accounts receivable	62,500	12,500
Prepaid financing costs	-	15,000
Prepaid expenses and other assets	369	369

TOTAL CURRENT ASSETS	62,869	27,869

INVESTMENTS	6	6

TOTAL ASSETS	$62,875	$27,875

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Bank overdraft	$446	$-
Accounts payable and accrued expenses	208,585	23,468
Advances, related party	42,558	15,075

TOTAL LIABILITIES	251,589	38,543

SHAREHOLDERS’ DEFICIT
Allocation shares, 1,000 shares issued and outstanding	1,000	1,000
Common Shares, 500,000,000 shares authorized, 77,887,500 and 76,875,000 shares issued and outstanding as of December 31, 2014 and 2013, respectively	7	7
Additional Paid In Capital	14,999	14,999
Accumulated Deficit	(204,720)	(26,674)

TOTAL SHAREHOLDERS’ DEFICIT	(188,714)	(10,668)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$62,875	$27,875

The accompanying notes are an integral part of these consolidated financial statements.

 1847 HOLDINGS LLC

 CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2014	For the Period From January 22, 2013 (Inception) to December 31, 2013

REVENUES	$175,000	$43,750

OPERATING EXPENSES
General and administrative	178,708	44,956
Professional fees	174,338	25,468
TOTAL OPERATING EXPENSES	353,046	70,424

NET LOSS FROM OPERATIONS	(178,046)	(26,674)

PROVISION FOR INCOME TAXES	–	–

NET LOSS	$(178,046)	$(26,674)

Net Loss Per Share: Basic and diluted	(0.00)	(0.00)
Weighted-average number of common shares outstanding: Basic and diluted	77,384,671	76,875,000

The accompanying notes are an integral part of these consolidated financial statements.

 1847 HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2014	For the Period January 22, 2013 (Inception) through December 31, 2013
OPERATING ACTIVITIES
Net loss	$(178,046)	$(26,674)

Adjustments to reconcile net income to net cash provided by operating activities:
Financing costs	-	-

Changes in operating assets and liabilities:
Increase accounts receivable	(50,000)	(12,500)
Decrease in prepaid financing costs	15,000	-
Increase in prepaid expenses and other assets	-	(369)
Increase (decrease) in accounts payable and accrued expenses	185,117	23,468
Net cash used in operating activities	(27,929)	(16,075)

FINANCING ACTIVITIES
Proceeds from bank overdraft	446	-
Proceeds from allocation shares	-	1,000
Proceeds from sale of common stock	13,500	-
Professional fees related to sale of common stock	(13,500)	-
Loans from related party	27,483	15,075
Net cash (used) by financing activities	27,929	16,075

NET INCREASE (DECREASE) IN CASH	-	-

CASH
Beginning of period	-	-
End of period	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

NONCASH INVESTING
Acquisition of investments in exchange for common stock	$-	$6
Stock based compensation – prepaid financing costs	$-	$15,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

1847 HOLDINGS LLC

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock		Allocation	Additional Paid-In	Deficit Accumulated During the Development	Stockholders’
	Shares	Amount	Shares	Capital	Stage	Deficit

INCEPTION – January 22, 2013	-	$-	-	$-	$-	$-

Allocation shares	-	-	1,000	-	-	1,000

Shares issued for services at $0.0000069 per share	11,250,000	1	-	14,999	-	15,000

Shares issued for services at $0.0000069 per share	65,625,000	6	-	-	-	6

Net loss for the period ended December 31, 2013	-	-	-	-	(26,674)	(26,674)

BALANCE – December 31, 2013	76,875,000	$7	1,000	$14,999	$(26,674)	$(10,668)

Shares issued for services at $0.013333 per share, net $13,500 professional fees	1,012,500	-	-	-	-	-

Net loss for the period ended December 31, 2014	-	-	-	-	(178,046)	(178,046)

BALANCE – December 31, 2014	77,887,500	$7	1,000	$14,999	$(204,720)	$(188,714)

The accompanying notes are an integral part of these consolidated financial statements.

1847 HOLDINGS LLC

NOTES TO THE FINANCIAL STATEMENTS

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

Stock Split

On July 2, 2014, the Company amended the Operating Agreement of 1847 Holdings LLC to effect a stock split of its outstanding and authorized shares of common shares at a ratio of 75 for 1 (the “Stock Split”).

As a result of the Stock Split, the Company’s authorized shares of common stock were increased from 50,000,000 to 500,000,000 shares. On July 2, 2014, the Company’s issued and outstanding shares of common stock were increased from 1,038,050 to 77,853,750 shares, all with a par value of $0.001. Accordingly, all share and per share information has been restated to retroactively show the effect of the Stock Split.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common share equivalents outstanding as of December 31, 2014.

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

Advances

From time to time, the Company has received advances from certain of its officers and related parties to meet short-term working capital needs. For the years ended December 31, 2014 and 2013, a total of $42,558 and $15,075 advances from related parties is outstanding, respectively. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

NOTE 6 – EQUITY

Allocation shares

As of December 31, 2014 and 2013, the Company had authorized and outstanding 1,000 allocation shares. These Allocation Shares do not entitle the holder thereof to vote on any matter relating to the Company other than in connection with amendments to the Company’s operating agreement and in connection with certain other corporate transactions as specified in the Company’s operating agreement.

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

The 1,000 allocation shares are issued and outstanding and held by our manager, which is controlled by Mr. Roberts, our chief executive officer and controlling shareholder..

Common shares

The Company has authorized 500,000,000 common shares as of December 31, 2014 and 2013 and the Company had 77,887,500 and 76,875,000 common shares issued and outstanding, respectively. The common shares entitle the holder thereof to one vote per share on all matters coming before the shareholders of our company for a vote.

During the year ended December 31, 2014, the Company issued the following equity instruments:

•

In June and July, 2014, the Company sold a total of 1,012,500 shares of common stock for gross proceeds from our initial public offering in the amount of $13,500, not including accounting, legal, transfer agent, and other offering expenses. Including such expenses, estimated net expenses of the IPO were $47,568.

During the ended December 31, 2013, the Company issued the following equity instruments:

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

NOTE 8 – INCOME TAXES

As of December 31, 2014 and 2013, the Company had net operating loss carry forwards of approximately $204,721 and $26,674, respectively, that may be available to reduce future years’ taxable income in varying amounts through 2034. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	December 31, 2014	December 31, 2013
Federal income tax benefit attributable to:
Current Operations	$60,536	$10,523
Less: valuation allowance	(60,536)	(10,523)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	December 31, 2014	December 31, 2013
Deferred tax asset attributable to:
Net operating loss carryover	$71,059	$10,523
Less: valuation allowance	(71,059)	(10,523)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 9 — SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to December 31, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those specified below.

On March 6, 2015, Monrovia Money Train, Inc. (“Monrovia Money Train”), a subsidiary of the Company, entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Jarrod Clarke and Jarrod Clarke Holdings, Inc. (collectively, the “Sellers”), as well as Money Train Title Loans and on Track LLC (collectively, the “Seller Companies”). Under the Purchase Agreement, Monrovia Money Train agreed to acquire all of the membership interests of the Seller Companies from the Sellers in consideration for $55,000 for each 1% membership interest of both Companies, for an aggregate purchase price for all of the interests of the Seller Companies of (a) $4,500,000 in cash, plus (b) $1,000,000 worth of common shares of the Company. The purchase price is subject to a post-closing working capital adjustment provision. Under this provision, the cash portion of the purchase price will be adjusted upward or downward if the final certified audited consolidated balance sheet of the Seller Companies as of the closing date is higher or lower than the preliminary certified unaudited consolidated balance sheet as of the closing date, respectively. The cash portion of the purchase price will also be decreased by the amount of any outstanding indebtedness of the Seller Companies as of the closing date. The parties to the Purchase Agreement also made customary representations and warranties and agreed upon customary covenants, agreements and conditions to closing. Among the conditions to closing are the conditions that the Seller Companies obtain any landlord consents for each lease to real property held by the Seller Companies and any other necessary third-party consents to the transaction, and that Monrovia Money Train obtain all necessary financing to consummate the transaction and fund the Seller Companies’ working capital requirements. The parties anticipate that the closing will occur by May 1, 2015. If the Purchase Agreement is not closed within 90 days of its effective date, either party may generally terminate the Purchase Agreement. The Purchase Agreement may also generally be terminated by either party if the other party breaches a material representation or closing condition.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1847 HOLDINGS LLC

Date: April 15, 2015	By:	/s/ Ellery W. Roberts
Ellery W. Roberts
Chief Executive Officer and Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ellery W. Roberts	Chairman, Chief Executive Officer, President,	April 15, 2015
Ellery W. Roberts	Chief Financial Officer, and Principal Accounting Officer

/s/ Paul Froning	Director	April 15, 2015
Paul Froning

/s/ Robert D. Barry	Director	April 15, 2015
Robert D. Barry

77

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Formation of 1847 Holdings LLC (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 filed on February 7, 2014)
3.2	Operating Agreement of 1847 Holdings LLC, dated April 15, 2013 (incorporated by reference to Exhibit 3.3 to the registrant’s Registration Statement on Form S-1/A filed on March 14, 2014)
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
10.3

Securities Purchase Agreement, dated September 15, 2013, among 1847 Holdings LLC, Ellery W. Roberts and 1847 Management Services, Inc. (incorporated by reference to Exhibit 10.3 to the registrant’s Registration Statement on Form S-1 filed on February 7, 2014)

10.4

Restricted Common Share Grant Agreement, dated September 15, 2013, among 1847 Holdings LLC, Bevilacqua PLLC and Joseph J. Kaufman (incorporated by reference to Exhibit 10.4 to the registrant’s Registration Statement on Form S-1 filed on February 7, 2014)

10.5

Asset Purchase Agreement, dated as of September 9, 2014, between Calphalon Corporation and Monrovia Cookware, Inc. (incorporated by reference to Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q filed on November 14, 2014)

10.6	Membership Interest Purchase Agreement, dated as of March 6, 2015 among Monrovia Money Train, Inc., Money Train Title Loans, LLC, On Track, LLC, and the other parties set forth on Schedule A thereto
14.1	Code of Ethics
21.1	List of subsidiaries of the registrant
31.1	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

______________

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a report for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

78