Form 10-Q
period 2015-03-31
1847 Holdings LLC
filed 2015-05-15
CIK 1599407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 333-193821

1847 HOLDINGS LLC

(Exact name of registrant as specified in its charter)

Delaware	38-3922937
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

590 Madison Avenue, 18th Floor, New York, NY 98001

(Address of principal executive offices, Zip Code)

(212) 521-4052

(Registrant’s telephone number, including area code)

_____________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

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

As of May 14, 2015, there were 77,887,500 common shares of the registrant issued and outstanding.

1847 HOLDINGS LLC

Quarterly Report on Form 10-Q

 Period Ended March 31, 2015

2

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1847 HOLDINGS LLC CONDENSED CONSOLIDATED BALANCE SHEETS

	(UNAUDITED) March 31, 2015	December 31, 2014
ASSETS

Current Assets
Cash	$-	$-
Accounts receivable	75,000	62,500
Prepaid expenses and other assets	369	369

TOTAL CURRENT ASSETS	75,369	62,869

INVESTMENTS	6	6

TOTAL ASSETS	$75,375	$62,875

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Bank overdraft	$487	$446
Accounts payable and accrued expenses	249,862	208,585
Advances, related party	54,641	42,558

TOTAL LIABILITIES	304,990	251,589

SHAREHOLDERS’ DEFICIT
Allocation shares, 1,000 shares issued and outstanding	1,000	1,000
Common Shares, 500,000,000 shares authorized, 77,887,500 shares issued and outstanding as of March 31, 2015 and December 31, 2014	7	7
Additional Paid In Capital	14,999	14,999
Accumulated Deficit	(245,621)	(204,720)

TOTAL SHAREHOLDERS’ DEFICIT	(229,615)	(188,714)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$75,375	$62,875

The accompanying notes are an integral part of these consolidated financial statements.

1847 HOLDINGS LLC CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31, 2015	March 31, 2014

REVENUES	$43,750	$43,750

OPERATING EXPENSES
General and administrative	45,353	2,025
Professional fees	39,297	44,119
TOTAL OPERATING EXPENSES	84,650	46,144

NET LOSS FROM OPERATIONS	(40,900)	(2,394)

PROVISION FOR INCOME TAXES	–	–

NET LOSS	$(40,900)	$(2,394)

Net Loss Per Share: Basic and diluted	(0.00)	(0.00)
Weighted-average number of common shares outstanding: Basic and diluted	77,887,500	76,875,000

The accompanying notes are an integral part of these consolidated financial statements.

1847 HOLDINGS LLC CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31, 2015	March 31, 2014
OPERATING ACTIVITIES
Net loss	$(40,900)	$(2,394)

Adjustments to reconcile net income to net cash provided by operating activities:
Financing costs	-	-

Changes in operating assets and liabilities:
Increase accounts receivable	(12,500)	(12,500)
Decrease in prepaid financing costs	-	-
Increase in prepaid expenses and other assets	-	14,525
Increase (decrease) in accounts payable and accrued expenses	41,276	-
Net cash used in operating activities	(12,124)	(369)

FINANCING ACTIVITIES
Proceeds from bank overdraft	41	-
Proceeds from allocation shares	-	-
Proceeds from sale of common shares	-	-
Professional fees related to sale of common shares	-	-
Loans from related party	12,083	369
Net cash (used) by financing activities	12,124	369

NET INCREASE (DECREASE) IN CASH	-	-

CASH
Beginning of period	-	-
End of period	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2015

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

Simultaneously with the Share Distribution, the Company’s authorized common shares were increased from 50,000,000 to 500,000,000 shares. On July 2, 2014, the Company’s issued and outstanding common shares were increased from 1,038,050 to 77,853,750 shares. Accordingly, all share and per share information has been restated to retroactively show the effect of the Share Distribution.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common share equivalents outstanding as of March 31, 2015.

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

In May 2014, the FASB amended the ASC and created Topic 606, Revenue from Contracts with Customers, to clarify the principles for recognizing revenue. This guidance will be effective for the Company beginning January 1, 2017 and must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. We have not yet determined the effects of this new guidance on our financial statements.

In August 2014, the FASB issued a new U.S. GAAP accounting standard that provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new accounting standard requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. The new accounting standard is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company does not expect the adoption of this standard to have a material impact on the consolidated financial statements.

NOTE 3—CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial positions, results of operations, and cash flows on March 31, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2014 audited financial statements.  The results of operations for the three months ended March  31, 2015 are not necessarily indicative of the operating results for the full year.

NOTE 4—GOING CONCERN

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

NOTE 5—INVESTMENTS

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

NOTE 6—RELATED PARTIES

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

Advances

From time to time, the Company has received advances from certain of its officers and related parties to meet short-term working capital needs. For the periods ended March 31, 2015 and December 31, 2014, a total of $54,641 and $42,558 advances from related parties is outstanding, respectively. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

NOTE 7—EQUITY

Allocation shares

As of March 31, 2015 and December 31, 2014, the Company had authorized and outstanding 1,000 allocation shares. These Allocation Shares do not entitle the holder thereof to vote on any matter relating to the Company other than in connection with amendments to the Company’s operating agreement and in connection with certain other corporate transactions as specified in the Company’s operating agreement.

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

Common shares

The Company has authorized 500,000,000 common shares as of March 31, 2015 and December 31, 2014 and the Company had 77,887,500 common shares issued and outstanding. The common shares entitle the holder thereof to one vote per share on all matters coming before the shareholders of our company for a vote.

During the quarter ended March 31, 2015, the Company did not issue and equity instruments.

During the year ended December 31, 2014, the Company issued the following equity instruments:

•

In June and July, 2014, the Company sold a total of 1,012,500 common shares for gross proceeds from our initial public offering in the amount of $13,500, not including accounting, legal, transfer agent, and other offering expenses. Including such expenses, estimated net expenses of the IPO were $47,568.

NOTE 8—COMMITMENTS AND CONTINGENCIES

Except for office space leased on a month to month basis, the Company neither owns nor leases any real or personal property.

The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 9—SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to March 31, 2015 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those specified below.

Membership Interest Purchase Agreement

On March 6, 2015, Monrovia Money Train, Inc. (formerly, Monrovia Cookware, Inc.), or Monrovia Money Train, our subsidiary, entered into a Membership Interest Purchase Agreement, or Purchase Agreement, with Jarrod Clarke and Jarrod Clarke Holdings, Inc., or the Sellers, as well as Money Train Title Loans and on Track LLC, or the Seller Companies. Under the Purchase Agreement, Monrovia Money Train agreed to acquire all of the membership interests of the Seller Companies from the Sellers in consideration for $55,000 for each 1% membership interest of both Companies, for an aggregate purchase price for all of the interests of the Seller Companies of (a) $4,500,000 in cash, plus (b) $1,000,000 worth of common shares of our company. The purchase price is subject to a post-closing working capital adjustment provision. Under this provision, the cash portion of the purchase price will be adjusted upward or downward if the final certified audited consolidated balance sheet of the Seller Companies as of the closing date is higher or lower than the preliminary certified unaudited consolidated balance sheet as of the closing date, respectively. The cash portion of the purchase price will also be decreased by the amount of any outstanding indebtedness of the Seller Companies as of the closing date.

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

The parties anticipate that the closing will occur in the third quarter of 2015. If the Purchase Agreement is not closed within 90 days of its effective date, either party may generally terminate the Purchase Agreement. The Purchase Agreement may also generally be terminated by either party if the other party breaches a material representation or closing condition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. We cannot give any guarantee that the plans, intentions or expectations described in the forward-looking statements will be achieved. All forward-looking statements involve significant risks and uncertainties, and actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those factors described in Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Readers should carefully review such risk factors as well as factors described in other documents that we file from time to time with the Securities and Exchange Commission.

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

•	“1847,” “we,” “us” and “our” refer to our company, including our management consulting business;

•	“our management consulting businesses” refers, collectively, to the management consulting and advisory business conducted by each of PPI Management and Christals Management;

•	“our businesses” or “our future businesses” refers, collectively, to our management consulting business and the businesses in which we may own a controlling interest from time to time in the future;

•	“1847 Management” refers to 1847 Management Services, Inc., our wholly-owned subsidiary;

•	“PPI Management” refers to PPI Management Group, LLC, our 50% owned subsidiary;

•	“Christals Management” refers to Christals Management LLC, our 50% owned subsidiary;

•	“our shareholders” refers to holders of our common shares;

•	“SEC” refers to the Securities and Exchange Commission;

•	“Securities Act” refers to the Securities Act of 1933, as amended; and

•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

Share Split

Unless otherwise noted, all common share numbers in this report reflect a 74-for-1-share distribution effected on July 2, 2014.

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

As an initial step in our plan to acquire small to medium size businesses in a variety of different industries our subsidiary, 1847 Management, acquired a 50% interest in each of PPI Management and Christals Management from our Chief Executive Officer and controlling shareholder, Ellery W. Roberts. In connection with the acquisition of such equity interests from Mr. Roberts, we issued to Mr. Roberts 65,625,000 of our common shares pursuant to a securities purchase agreement, dated September 15, 2013, between our company and Mr. Roberts. Each of PPI Management and Christals Management are management consulting and advisory firms. Mr. Roberts is a manager of each of PPI Management and Christals Management and is responsible for providing consulting and advisory services to the clients of PPI Management and Christals Management. We also acquired these business interests in an attempt to minimize future conflicts of interest involving the splitting of Mr. Roberts’s business time. Mr. Roberts and the board of directors of our company determined that it would be in the best interests of our company to acquire such interests in PPI Management and Christals Management so that our company can operate such management consulting and advisory businesses and so Mr. Roberts’s business time will not be diverted away from the business and affairs of our company.

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

Our cash balance is $0 and there is a cash overdraft of $487 as of March 31, 2015. Our current cash balance will not be sufficient to fund our operations for the next 12 months if we are unable to successfully borrow money from our affiliates or raise money from third parties. We will need funding from third parties or from our affiliates in order to achieve our business plan goals. The minimum amount of financing that we need in the next 12 months to continue operations is estimated to be $150,000. Our current operations are solely dependent on personal loans and capital contributions from our principal executive officer. We have been utilizing and may utilize funds from Ellery W. Roberts, our Chief Executive Officer and Chairman, who has informally agreed to advance funds to allow us to cover our expenses pending our initial platform acquisition. There is no a maximum amount of funds that Mr. Roberts has agreed to advance. Mr. Roberts has no formal commitment, arrangement or legal obligation to advance or loan funds to our company. In order to achieve our business plan goals, we will need to raise additional capital.

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

Membership Interest Purchase Agreement

On March 6, 2015, Monrovia Money Train, Inc. (formerly, Monrovia Cookware, Inc.), or Monrovia Money Train, our subsidiary, entered into a Membership Interest Purchase Agreement, or Purchase Agreement, with Jarrod Clarke and Jarrod Clarke Holdings, Inc., or the Sellers, as well as Money Train Title Loans and on Track LLC, or the Seller Companies. Under the Purchase Agreement, Monrovia Money Train agreed to acquire all of the membership interests of the Seller Companies from the Sellers in consideration for $55,000 for each 1% membership interest of both Companies, for an aggregate purchase price for all of the interests of the Seller Companies of (a) $4,500,000 in cash, plus (b) $1,000,000 worth of common shares of our company. The purchase price is subject to a post-closing working capital adjustment provision. Under this provision, the cash portion of the purchase price will be adjusted upward or downward if the final certified audited consolidated balance sheet of the Seller Companies as of the closing date is higher or lower than the preliminary certified unaudited consolidated balance sheet as of the closing date, respectively. The cash portion of the purchase price will also be decreased by the amount of any outstanding indebtedness of the Seller Companies as of the closing date.

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

The parties anticipate that the closing will occur by the third quarter of 2015. If the Purchase Agreement is not closed within 90 days of its effective date, either party may generally terminate the Purchase Agreement. The Purchase Agreement may also generally be terminated by either party if the other party breaches a material representation or closing condition.

Critical Accounting Policies

The following discussion relates to critical accounting policies for our company and our management consulting business. The preparation of our financial statements in conformity with United States Generally Accepted Accounting Principles, or GAAP, will require us to adopt accounting policies and make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates under different assumptions and judgments and uncertainties, and potentially could result in materially different results under different conditions. Our critical accounting policies are discussed below. These policies are generally consistent with the accounting policies followed by our management consulting business. Our board of directors will review these critical accounting policies.

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

Trade names and trademarks acquired in the contemplated acquisition are amortized over their respective lives or, in some cases, may be considered indefinite life intangibles, which are not amortizable pursuant to GAAP. Goodwill represents the excess purchase price over fair value of net assets acquired and liabilities assumed in a business combination. Goodwill is not subject to amortization. The intangibles acquired in the contemplated transaction that will be subject to amortization are customer relationships and will be amortized using the straight-line method over the estimated useful lives of the intangible assets, which we will determine based on the consideration of several factors including historical customer turnover rates. Intangible assets are required to be assessed for impairment annually, or more often in certain circumstances, in accordance with ASC 350 Intangible Goodwill and Other Assets.

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

Recent Accounting Pronouncements

On June 10, 2014, the Financial Accounting Standards Board issued update ASU 2014-10, Development Stage Entities, or Topic 915. Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders equity, (2) label the financial statements as those of a development stage entity; (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued. The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

In May 2014, the FASB amended the ASC and created Topic 606, Revenue from Contracts with Customers, to clarify the principles for recognizing revenue. This guidance will be effective for the Company beginning January 1, 2017 and must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. We have not yet determined the effects of this new guidance on our financial statements.

In August 2014, the FASB issued a new U.S. GAAP accounting standard that provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new accounting standard requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. The new accounting standard is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company does not expect the adoption of this standard to have a material impact on the consolidated financial statements.

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

In addition to the incremental operating expenses discussed above, pursuant to the management services agreement, our company will pay our manager a quarterly management fee equal to 0.5% (2.0% annualized) of our adjusted net assets, which is defined in the management services agreement. By amendment to the management services agreement, in lieu of paying a quarterly management fee under the management services agreement based upon the adjusted net assets of our management consulting business, we will pay our manager a flat quarterly fee equal to $43,750. We expect to generate sufficient revenues from our management consulting business to pay our manager a flat quarterly fee of $43,750. Although we expect that our management consulting business will generate sufficient fees to cover the manager’s quarterly flat fee, if for any reason it does not, our manager has agreed verbally that such fee will accrue until sufficient revenues are generated. We also expect that until we begin making acquisitions, all revenues generated from our management consulting business will be used to cover operating expenses, including management fees. We will not use the proceeds of our public offering to pay our manager the quarterly management-consulting fee. This amendment only applies to our management consulting business and will not apply to any businesses that we acquire in the future. The amount of the management fee payable will be reduced by the aggregate amount of any offsetting management fees, if any, received by our manager from any of the businesses that we may acquire in the future. As part of its business strategy, our company does intend to acquire additional businesses (we have not entered into any letters of intent nor have we currently identified any specific businesses to acquire). We intend to finance our acquisition strategy primarily through a combination of using the funds raised in our public offering, issuing new equity and incurring debt as well as cash generated by operations. Therefore, the net adjusted assets, and the management fee, may fluctuate from quarter to quarter due to acquisitions or dispositions of our businesses and performance of our businesses. The growth in the adjusted net assets as defined in the management services agreement will, most likely, increase due to these acquisitions and will increase the management fee regardless of whether such acquisitions contribute positively to our net income. As a result, we anticipate that the management fee will represent a significant percentage of our net income following the acquisition by us of businesses in the future. See “Item 1. Business – Our Manager – Our Manager as a Service Provider – Management Fee” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 for more information about the calculation, an example of such calculation and payment of the management fee and the specific definitions of the terms used in such calculation.

Financial Condition, Liquidity and Capital Resources

We generate cash on an ongoing basis from our management consulting business in addition to any dividends received from our future businesses. We intend to raise funds for additional acquisitions primarily through debt financing at our company level, additional equity offerings, the sale of all or a part of our businesses or by undertaking a combination of any of the above. In addition to acquiring businesses, we expect to sell businesses that we own from time to time when attractive opportunities arise.

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

See the section entitled “Item 1. Business – Our Manager” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 for more information concerning the management fee, the profit allocation and put price.

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

Our plan of operation involves spending the following amounts on the items identified in the table below in each of the next twelve month or until we are able to successfully complete a platform acquisition or significant capital raise.

Action	Estimated Cost
Marketing, advertising	$13,000
Rent	$2,000
Other running expenses	$5,000

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

Limited Operating History

There is no significant historical financial information about us upon which to base an evaluation of our performance. We are in start-up stage operations and have not generated a significant amount of revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

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

Comparison of Thee Months Ended March 31, 2015 and 2014

Revenues

We generated management fee revenues from our indirect subsidiaries in the amount of $43,750 during the three months ended March 31, 2015, as compared to $43,750 during the three months ended March 31, 2014.

Operating Expenses

Administrative and professional fees amounted to $84,650 and $46,144 for the three months ended March 31, 2015 and 2014, respectively. During the three months ended March 31, 2015 and 2014, quarterly fees due and payable to our manager under the management services agreement were $43,750 and $43,750, respectively. During the three months ended March 31, 2015 and 2014, corporate expenses of $40,900 and $2,394 were primarily related to office and professional fees, respectively.

Operating loss

Our loss amounted to $(40,900) and $(2,394) for the three months ended March 31, 2015 and 2014, respectively. Our loss is attributable to the administrative costs and professional fees incurred as there is currently no gross margin generated from our management fee revenue. We have not yet completed our initial platform acquisition and do not expect to generate significant cash from our operations such that we might generate any profits until we are able to raise sufficient capital to complete our initial platform acquisition.

Liquidity and Capital Resources of our Management Consulting Business

As of March 31, 2015, we had a cash overdraft of $487 and our current assets were comprised of $75,000 management fee accounts receivable and other assets of $369 and our liabilities were $304,990, comprising of $54,641 owed to Ellery W. Roberts, our Chief Executive Officer and affiliated entities, a bank overdraft of $487, and accounts payable of $249,862.

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

As we were unable to raise sufficient funds in our IPO, we will seek capital from other sources such as taking loans, which will likely not even be possible for our company. However, if such financing were available, because we are an emerging growth company, we would likely have to pay additional costs associated with high-risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing. If our company cannot raise additional proceeds via a private placement of its equity or debt securities, or secure a loan, we would be required to cease business operations. As a result, investors would lose all of their investment.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2015. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which we are still in the process of remediating as of March 31, 2015, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 for the description of these weaknesses.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

During its evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2015, our management identified the following material weaknesses:

–	We did not have appropriate policies and procedures in place to evaluate the proper accounting and disclosures of key documents and agreements.
–

We do not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States commensurate with our financial reporting requirements.

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, our management has identified the steps necessary to address the material weaknesses, and in the first quarter of fiscal 2015, we continued to implement the following remedial procedures:

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

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during the first quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the first quarter of fiscal year 2015 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the quarter.

During the three month period ended March 31, 2015, we did not repurchase any shares of our common shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the first quarter of fiscal year 2015, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS.

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1847 HOLDINGS LLC

Date: May 15, 2015	By:	/s/ Ellery W. Roberts
	Name:	Ellery W. Roberts
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

______________

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a report for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

