Form 10-Q
period 2015-06-30
1847 Holdings LLC
filed 2015-08-19
CIK 1599407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

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

As of August 14, 2015, there were 77,887,500 common shares of the registrant issued and outstanding.

1847 HOLDINGS LLC

Quarterly Report on Form 10-Q

 Period Ended June 30, 2015

2

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1847 HOLDINGS LLC CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

	June 30, 2015	December 31, 2014
ASSETS

Current Assets
Cash	$500	$-
Accounts receivable	87,500	62,500
Prepaids expenses	24,490	-
Other assets	369	369

TOTAL CURRENT ASSETS	112,859	62,869

INVESTMENTS	6	6

TOTAL ASSETS	$112,865	$62,875

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Bank Overdraft	$-	$446
Accounts payable and accrued expenses	303,161	208,585
Advances, related party	81,647	42,558

TOTAL LIABILITIES	384,808	251,589

SHAREHOLDERS’ DEFICIT
Allocation shares, 1,000 shares issued and outstanding	1,000	1,000
Common Shares, no par value, 500,000,000 shares authorized, 77,887,500 shares issued and outstanding as of June 30, 2015 and December 31, 2014	7	7
Additional Paid In Capital	14,999	14,999
Accumulated Deficit	(287,949)	(204,720)

TOTAL SHAREHOLDERS’ DEFICIT	(271,943)	(188,714)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$112,865	$62,875

The accompanying notes are an integral part of these condensed consolidated financial statements.

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

REVENUES	$43,750	$43,750	$87,500	$87,500

OPERATING EXPENSES
General and administrative	44,782	44,345	90,135	88,464
Professional fees	41,297	63,576	80,594	65,601
TOTAL OPERATING EXPENSES	86,079	107,921	170,729	154,065

NET LOSS FROM OPERATIONS	(42,329)	(64,171)	(83,229)	(66,565)

PROVISION FOR INCOME TAXES	–	–	–	–

NET LOSS	$(42,329)	$(64,171)	$(83,229)	$(66,565)

Net Loss Per Share: Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted-average number of common shares outstanding: Basic and diluted	77,887,500	76,900,417	77,887,500	76,887,708

The accompanying notes are an integral part of these condensed consolidated financial statements.

1847 HOLDINGS LLC CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	For the six months ended June 30, 2015	For the six months ended June 30, 2014
OPERATING ACTIVITIES
Net loss	$(83,229)	$(66,565)

Adjustments to reconcile net income to net cash provided by operating activities:
Financing costs	-	13,050

Changes in operating assets and liabilities:
Increase accounts receivable	(25,000)	(25,000)
(Increase) decrease in prepaid expenses	(24,490)	15,000
Increase in other assets	-	-
Increase (decrease) in accounts payable and accrued expenses	94,576	75,940
Net cash used in operating activities	(38,143)	(13,675)

FINANCING ACTIVITIES
Repayment of bank overdraft	(446)	-
Proceeds from sale of common stock	-	13,050
Loans from director	39,089	13,675
Net cash (used) by financing activities	38,643	26,725

NET INCREASE (DECREASE) IN CASH	500	13,050

CASH
Beginning of period	-	-
End of period	$500	$13,050

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE 1—ORGANIZATION AND NATURE OF BUSINESS

1847 Holdings LLC was formed under the laws of the State of Delaware on January 22, 2013. We are in the business of acquiring small to medium size businesses in a variety of different industries. To date, we have consummated one acquisition. Our wholly owned subsidiary acquired a 50% interest in each two consulting firms previously controlled by our Chief Executive Officer.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, 1847 Management Services, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE 2—CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial positions, results of operations, and cash flows on June 30, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2014 audited financial statements. The results of operations for the six months ended June 30, 2015 are not necessarily indicative of the operating results for the full year.

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common share equivalents outstanding as of June 30, 2015.

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

NOTE 4— GOING CONCERN

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

Advances

From time to time, the Company has received advances from certain of its officers and related parties to meet short-term working capital needs. For the period ended June 30, 2015 and December 31, 2014, a total of $81,647 and $42,558 advances from related parties are outstanding. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

NOTE 7—EQUITY

Allocation shares

As of June 30, 2015 and December 31, 2014, the Company had authorized and outstanding 1,000 allocation shares. These Allocation Shares do not entitle the holder thereof to vote on any matter relating to the Company other than in connection with amendments to the Company’s operating agreement and in connection with certain other corporate transactions as specified in the Company’s operating agreement.

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

Common Share Dividend and Increase of Authorized Common Shares

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

Common shares

As of June 30, 2015 and December 31, 2014, the Company has authorized 500,000,000 common shares and 77,887,500 common shares issued and outstanding.  The common shares entitle the holder thereof to one vote per share on all matters coming before the shareholders of our company for a vote.

During the period ended June 30, 2014, the Company issued the following equity instruments:

•

In June, 2014, the Company sold a total of 978,750 common shares for gross proceeds from our initial public offering in the amount of $13,050, not including accounting, legal, transfer agent, and other offering expenses. Including such expenses, estimated net expenses of the IPO were $47,568.

NOTE 8— COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. An office space has been leased on a month-by-month basis.

The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 9— SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to June 30, 2015 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those specified below.

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

Our cash balance is $500 as of June 30, 2015. Our current cash balance will not be sufficient to fund our operations for the next 12 months if we are unable to successfully borrow money from our affiliates or raise money from third parties. We will need funding from third parties or from our affiliates in order to achieve our business plan goals. The minimum amount of financing that we need in the next 12 months to continue operations is estimated to be $150,000. Our current operations are solely dependent on personal loans and capital contributions from our principal executive officer. We have been utilizing and may utilize funds from Ellery W. Roberts, our Chief Executive Officer and Chairman, who has informally agreed to advance funds to allow us to cover our expenses pending our initial platform acquisition. There is no a maximum amount of funds that Mr. Roberts has agreed to advance. Mr. Roberts has no formal commitment, arrangement or legal obligation to advance or loan funds to our company. In order to achieve our business plan goals, we will need to raise additional capital.

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

Expenses

Our operating expenses will primarily consist of cost of professional services and for other fees, costs and expenses. These other expenses will include the cost of audits, Sarbanes-Oxley compliance costs, directors and officers insurance premiums paid, and tax preparation services. We estimate that our company’s annual incremental operating expenses will be approximately $100,000.

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

Comparison of Three Months Ended June 30, 2015 and 2014

Revenues

We generated management fee revenues from our indirect subsidiaries in the amount of $43,750 during the three months ended June 30, 2015, as compared to $43,750 during the three months ended June 30, 2014.

Operating Expenses

Administrative and professional fees amounted to $86,079 and $107,921 for the three months ended June 30, 2015 and 2014, respectively. During the three months ended June 30, 2015 and 2014, quarterly fees due and payable to our manager under the management services agreement were $43,750 and $43,750, respectively. During the three months ended June 30, 2015 and 2014, corporate expenses of $42,329 and $64,171 were primarily related to office and professional fees, respectively.

Operating loss

Our loss amounted to $42,329 and $64,171 for the three months ended June 30, 2015 and 2014, respectively. Our loss is attributable to the administrative costs and professional fees incurred as there is currently no gross margin generated from our management fee revenue. We have not yet completed our initial platform acquisition and do not expect to generate significant cash from our operations such that we might generate any profits until we are able to raise sufficient capital to complete our initial platform acquisition.

Comparison of Six Months Ended June 30, 2015 and 2014

Revenues

The Company generated management fee revenues from our indirect subsidiaries in the amount of $87,500 and $87,500 in the six months ended June 30, 2015 and 2014, respectively.

Operating Expenses

Administrative and professional fees amounted to $170,729 and $154,065, respectively, for the six months ended June 30, 2015 and 2014, respectively. During the six months ended June 30, 2015 and 2014, quarterly fees due and payable to our manager under the management services agreement were $87,500 and $87,500, respectively. During the six months ended June 30, 2015 and 2014, corporate expenses of $83,229 and $66,565 were primarily related to office and professional fees, respectively.

Operating loss

Our loss amounted to $83,229 and $66,565 for the six months ended June 30, 2015 and 2014, respectively. Our loss since attributable to the administrative costs and professional fees incurred as there is currently no gross margin generated from our management fee revenue. We have not meaningfully commenced our proposed business operations and will not do so until we have generated sufficient cash from financing.

Liquidity and Capital Resources of our Management Consulting Business

As of June 30, 2015, we had $500 in cash and our current assets were comprised of $87,500 management fee accounts receivable and other assets of $24,859 and our liabilities were $384,808, comprising of $81,647 owed to Ellery W. Roberts, our Chief Executive Officer and affiliated entities, and accounts payable of $303,161.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2015. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which we are still in the process of remediating as of June 30, 2015, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 for the description of these weaknesses.

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

During its evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2015, our management identified the following material weaknesses:

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

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, our management has identified the steps necessary to address the material weaknesses, and in the second quarter of fiscal 2015, we continued to implement the following remedial procedures:

–	We are in the process of hiring a chief financial officer with significant U.S. GAAP and SEC reporting experience.

–

We plan to make necessary changes by providing training to our financial team and our other relevant personnel on the U.S. GAAP accounting guidelines applicable to our financial reporting requirements.

We intend to complete the remediation of the material weaknesses discussed above as soon as practicable but we can give no assurance that we will be able to do so. Designing and implementing an effective disclosure controls and procedures is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to devote significant resources to maintain a financial reporting system that adequately satisfies our reporting obligations. The remedial measures that we have taken and intend to take may not fully address the material weaknesses that we have identified, and material weaknesses in our disclosure controls and procedures may be identified in the future. Should we discover such conditions, we intend to remediate them as soon as practicable. We are committed to taking appropriate steps for remediation, as needed.

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during the second quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the second quarter of fiscal year 2015 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the quarter.

During the three month period ended June 30, 2015, we did not repurchase any of our common shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the second quarter of fiscal year 2015, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS.

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1847 HOLDINGS LLC

Date: August 19, 2015	By:	/s/ Ellery W. Roberts
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

