Form 10-Q
period 2015-09-30
1847 Holdings LLC
filed 2015-11-23
CIK 1599407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission File Number: 333-193821

1847 HOLDINGS LLC
(Exact name of registrant as specified in its charter)

Delaware	38-3922937
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

590 Madison Avenue, 18th Floor, New York, NY 98001

(Address of principal executive offices, Zip Code)

(212) 521-4052

(Registrant's telephone number, including area code)

____________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 14, 2015, there were 77,887,500 common shares of the registrant issued and outstanding.

1847 HOLDINGS LLC

Quarterly Report on Form 10-Q

 Period Ended September 30, 2015

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS

Current Assets
Cash	$463	$-
Accounts receivable	100,000	62,500
Other assets	369	369

TOTAL CURRENT ASSETS	100,832	62,869

INVESTMENTS	6	6

TOTAL ASSETS	$100,838	$62,875

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Bank Overdraft	$-	$446
Accounts payable and accrued expenses	361,759	208,585
Advances, related party	92,146	42,558
TOTAL LIABILITIES	453,905	251,589

SHAREHOLDERS' DEFICIT
Allocation shares, 1,000 shares issued and outstanding	1,000	1,000

Common Shares, 500,000,000 shares authorized, 77,887,500 shares issued and outstanding as of September 30, 2015 and December 31, 2014	7	7
Additional Paid In Capital	14,999	14,999
Accumulated Deficit	(369,073)	(204,720)

TOTAL SHAREHOLDERS' DEFICIT	(353,067)	(188,714)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$100,838	$62,875

The accompanying notes are an integral part of these condensed consolidated financial statements.

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

REVENUES	$43,750	$43,750	$131,250	$131,250

OPERATING EXPENSES
Acquisition consulting	39,790	-	39,790	-
General and administrative	45,787	44,849	135,922	133,313
Professional fees	39,297	12,816	119,891	78,418
TOTAL OPERATING EXPENSES	124,874	57,665	295,603	211,731

NET LOSS FROM OPERATIONS	(81,124)	(13,915)	(164,353)	(80,481)

PROVISION FOR INCOME TAXES	–	–	–	–

NET LOSS	$(81,124)	$(13,915)	$(164,353)	$(80,481)

Net Loss Per Share: Basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)
Weighted-average number of common shares outstanding: Basic and diluted	77,887,500	77,216,471	77,887,500	77,884,904

The accompanying notes are an integral part of these condensed consolidated financial statements.

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30, 2015	For the nine months ended September 30, 2014
OPERATING ACTIVITIES
Net loss	$(164,353)	$(80,481)

Adjustments to reconcile net income to net cash provided by operating activities:
Financing costs	-	(13,500)

Changes in operating assets and liabilities:
Increase accounts receivable	(37,500)	(37,500)
(Increase) decrease in prepaids	-	15,000
Increase in other assets	-	(6,500)
Increase (decrease) in accounts payable and accrued expenses	153,173	90,441
Net cash used in operating activities	(48,680)	(32,540)

FINANCING ACTIVITIES
Repayment of bank overdraft	(446)	-
Proceeds from sale of common stock	-	13,500
Loans from director	49,589	19,225
Net cash (used) by financing activities	49,143	32,725

NET INCREASE (DECREASE) IN CASH	463	185

CASH
Beginning of period	-	-
End of period	$463	$185

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

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

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America ("GAAP" accounting). The Company has adopted a calendar year end.

Common Share Distribution and Increase of Authorized Common Shares

On July 2, 2014, the Company amended the Operating Agreement of 1847 Holdings LLC to effect a share distribution of its outstanding and authorized common shares at a ratio of 74 for 1 (the "Share Distribution").

Simultaneously with the Share Distribution, the Company's authorized common shares were increased from 50,000,000 to 500,000,000 shares. On July 2, 2014, the Company's issued and outstanding common shares were increased from 1,038,050 to 77,853,750 shares. Accordingly, all share and per share information has been restated to retroactively show the effect of the Share Distribution.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The Company's financial instruments consist of cash and cash equivalents and amounts due to shareholder. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common share equivalents outstanding as of September 30, 2015.

Comprehensive Income

The Company has established standards for reporting and display of comprehensive income, its components and accumulated balances. When applicable, the Company would disclose this information on its Statement of Shareholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

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

In August 2014, the FASB issued a new U.S. GAAP accounting standard that provides guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new accounting standard requires management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. The new accounting standard is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company does not expect the adoption of this standard to have a material impact on the consolidated financial statements.

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

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management's efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

NOTE 5 – RELATED PARTIES

Management Services Agreement

The company and our manager have entered into a management services agreement on April 15, 2013, pursuant to which we are required to pay our manager a quarterly management fee equal to 0.5% (2.0% annualized) of our company's adjusted net assets for services performed. On September 15, 2013, we entered into an amendment to our management services agreement that provides that in lieu of paying a quarterly management fee under the management services agreement based upon the adjusted net assets of our management consulting business, we will pay our manager a flat quarterly fee equal to $43,750. This amendment only applies to our management consulting business and will not apply to any businesses that we acquire in the future.

Advances

From time to time, the Company has received advances from certain of its officers and related parties to meet short-term working capital needs. For the period ended September 30, 2015 and December 31, 2014, a total of $92,146 and $42,558 advances from related parties are outstanding. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

NOTE 6 – EQUITY

Allocation shares

As of September 30, 2015 and December 31, 2014, the Company had authorized and outstanding 1,000 allocation shares. These Allocation Shares do not entitle the holder thereof to vote on any matter relating to the Company other than in connection with amendments to the Company's operating agreement and in connection with certain other corporate transactions as specified in the Company's operating agreement.

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

Common Share Dividend and Increase of Authorized Common Shares

On July 2, 2014, the following matters were approved by written consent of a member of the Company holding a majority of the outstanding common shares of our company: (1) An amendment to the Amended and Restated Operating Agreement of our company increasing the number of authorized common shares of the Company from 50 million common shares to 500 million common shares; and (2) a share distribution of 74 common shares to each of the Company's members for each common share held by such members as of the record date July 2, 2014.

Since the share dividend occurred after the period covered by this report, all share numbers are provided on a pre-dividend basis.

Initial Public Offering

In July 2014, the Company received the remaining gross proceeds from the initial public offering of $450 of the total $13,500, excluding offering expenses.

Common shares

The Company has authorized 500,000,000 common shares as of September 30, 2015 and December 31, 2014 and the Company had 77,887,500 common shares issued and outstanding. The common shares entitle the holder thereof to one vote per share on all matters coming before the shareholders of our company for a vote.

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

NOTE 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to September 30, 2015 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. We cannot give any guarantee that the plans, intentions or expectations described in the forward-looking statements will be achieved. All forward-looking statements involve significant risks and uncertainties, and actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those factors described in Item 1A "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Readers should carefully review such risk factors as well as factors described in other documents that we file from time to time with the Securities and Exchange Commission.

In some cases, you can identify forward-looking statements by terminology such as "guidance," "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "projects," "potential," "proposed," "intended," or "continue" or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other "forward-looking" information. There may be events in the future that we are not able to accurately predict or control. You should be aware that the occurrence of any of the events described in our risk factors and other disclosures could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, and levels of activity, performance or achievements. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include, without limitation:

•

our ability to successfully identify and acquire a platform acquisition and to operate such business and any other businesses that we acquire in the future and to effectively integrate and improve such business and any future acquisitions;

•	our ability to service and comply with the terms of indebtedness that we expect to incur in the future;
•	our cash flow available for distribution after we identify and acquire a platform acquisition and our ability to make distributions in the future to our shareholders;
•	our ability to pay the management fee, profit allocation and put price when due;
•	our ability to make and finance future acquisitions, including, but not limited to, the acquisition of a platform acquisition after it has been identified;
•	our ability to implement our acquisition and management strategies;
•	the regulatory environment in which our future businesses may operate under;
•	trends in the industries in which our future businesses may operate;
•	the competitive environment in which our future businesses will operate;
•	changes in general economic or business conditions or economic or demographic trends in the United States including changes in interest rates and inflation;
•	our and our manager's ability to retain or replace qualified employees of our future businesses and our manager;
•	casualties, condemnation or catastrophic failures with respect to any of our future business' facilities;
•	the implementation, costs and effects of legal and administrative proceedings, settlements, investigations and claims; and
•	extraordinary or force majeure events affecting the business or operations of our future businesses.

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

•	"1847," "we," "us" and "our" refer to our company, including our management consulting business;
•	"our management consulting businesses" refers, collectively, to the management consulting and advisory business conducted by each of PPI Management and Christals Management;
•	"our businesses" or "our future businesses" refers, collectively, to our management consulting business and the businesses in which we may own a controlling interest from time to time in the future;
•	"1847 Management" refers to 1847 Management Services, Inc., our wholly-owned subsidiary;
•	"Monrovia Auto Finance" refers to Monrovia Auto Finance, Inc., formerly Monrovia Money Train, Inc., our wholly-owned subsidiary;
•	"PPI Management" refers to PPI Management Group, LLC, our 50% owned subsidiary;
•	"Christals Management" refers to Christals Management LLC, our 50% owned subsidiary;
•	"our shareholders" refers to holders of our common shares;
•	"SEC" refers to the Securities and Exchange Commission;
•	"Securities Act" refers to the Securities Act of 1933, as amended; and
•	"Exchange Act" refers to the Securities Exchange Act of 1934, as amended.

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

As an initial step in our plan to acquire small to medium size businesses in a variety of different industries our subsidiary, 1847 Management, acquired a 50% interest in each of PPI Management and Christals Management from our Chief Executive Officer and controlling shareholder, Ellery W. Roberts. In connection with the acquisition of such equity interests from Mr. Roberts, we issued to Mr. Roberts 65,625,000 of our common shares pursuant to a securities purchase agreement, dated September 15, 2013, between our company and Mr. Roberts. Each of PPI Management and Christals Management are management consulting and advisory firms. Mr. Roberts is a manager of each of PPI Management and Christals Management and is responsible for providing consulting and advisory services to the clients of PPI Management and Christals Management. We also acquired these business interests in an attempt to minimize future conflicts of interest involving the splitting of Mr. Roberts's business time. Mr. Roberts and the board of directors of our company determined that it would be in the best interests of our company to acquire such interests in PPI Management and Christals Management so that our company can operate such management consulting and advisory businesses and so Mr. Roberts's business time will not be diverted away from the business and affairs of our company.

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

Under our advisory agreement with Peekay, Christals Management generates annual revenues of $250,000 per year payable quarterly. Since 1847 Management owns 50% of Christals Management, 1847 Management is entitled to 50% of the aggregate $250,000 in compensation under the Christals advisory agreement, or $125,000 per year. This amount is paid to Christals Management in quarterly installments. Under our advisory agreement with PPI Acquisition, PPI Management is entitled to a fee equal to 5.75% of PPI Acquisition's earnings before interest, taxes, depreciation and amortization, or EBITDA, payable as follows: (i) 3.75% of EBITDA for any fiscal quarter is payable quarterly in advance and (ii) the difference between 5.75% of EBITDA for any fiscal year and the aggregate quarterly payments previously paid with respect to fiscal quarters in such fiscal year, payable yearly in arrears.

We expect to generate revenues through the provision by our indirect subsidiaries, PPI Management and Christals Management, of management consulting services to two clients under separate advisory agreements. Since we only hold a 50% interest in each of PPI Management and Christals Management, we will be entitled to 50% of the revenues and net income of PPI Management and Christals Management.

Our cash balance is $463 as of September 30, 2015. Our current cash balance will not be sufficient to fund our operations for the next 12 months if we are unable to successfully borrow money from our affiliates or raise money from third parties. We will need funding from third parties or from our affiliates in order to achieve our business plan goals. The minimum amount of financing that we need in the next 12 months to continue operations is estimated to be $150,000. Our current operations are solely dependent on personal loans and capital contributions from our principal executive officer. We have been utilizing and may utilize funds from Ellery W. Roberts, our Chief Executive Officer and Chairman, who has informally agreed to advance funds to allow us to cover our expenses pending our initial platform acquisition. There is no a maximum amount of funds that Mr. Roberts has agreed to advance. Mr. Roberts has no formal commitment, arrangement or legal obligation to advance or loan funds to our company. In order to achieve our business plan goals, we will need to raise additional capital.

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

We qualify as an "emerging growth company" under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;
•

comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•	submit certain executive compensation matters to shareholder advisory votes, such as "say-on-pay" and "say-on-frequency;" and
•	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO's compensation to median employee compensation.

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

We will remain an "emerging growth company" for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a "large accelerated filer" as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Membership Interest Purchase Agreement

On March 6, 2015, Monrovia Auto Finance entered into a Membership Interest Purchase Agreement, or the Purchase Agreement, with Jarrod Clarke, or Clarke, and Jarrod Clarke Holdings, Inc., collectively, the Money Train Members, Money Train Title Loans, LLC, or Money Train, and on Track LLC (together with Money Train, the Money Train Companies). Further information about the Purchase Agreement was disclosed in a Current Report on Form 8-K filed by the Company with the SEC on March 10, 2015. A copy of the Purchase Agreement was subsequently filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on April 15, 2015.

On September 11, 2015, each of the parties to the Purchase Agreement entered into a Termination of Membership Interest Purchase Agreement ("Termination Agreement") in accordance with Section 8.1(a) of the Purchase Agreement, which provides for termination pursuant to mutual written consent of Monrovia Auto Finance and the Money Train Members at any time prior to the closing. The parties wished to enter into the Termination Agreement because the closing contemplated by the Purchase Agreement had not occurred and the parties did not expect that the closing of this agreement would occur. There are no material relationships between us and Monrovia Auto Finance and the other parties except as disclosed below. No early termination penalties were incurred by us or Monrovia Auto Finance in connection with the Termination Agreement.

Option Agreement and Servicing Agreement

In connection with the above, on September 11, 2015, we, the Money Train Members and the Money Train Companies entered into an Option Agreement, or the Option Agreement, pursuant to which the Money Train Members and the Money Train Companies agreed to grant us or any designee an option to purchase either, but not both, of (i) all of the equity of the Money Train Companies or (ii) up to all the assets of each of the Money Train Companies together with certain liabilities of each of the Companies, to be more fully defined based upon mutual agreement of the parties. The option may be exercised until the one-year anniversary of a Broker Services and Loan Administration and Servicing Agreement between Money Train and Monrovia Auto Finance, dated as of September 11, 2015, or the Servicing Agreement, which is described below. The option exercise price will be equal to either (i) four (4) times the aggregate six-month trailing EBITDA of the Money Train Companies (on an annualized basis) as of the date of determination, subject to adjustment for purposes of the Option Agreement to add back to earnings the amount of salary paid to Clarke during the applicable period, or (ii) $6 million, whichever is greater, unless the Money Train Members and Money Train Companies consent otherwise.

In addition, on September 11, 2015, Monrovia Auto Finance and Money Train entered into the Servicing Agreement. The purpose of the Servicing Agreement is to set forth the terms and conditions which will govern certain business activities and transactions to be provided by Money Train, as broker-servicer, and Monrovia Auto Finance, as lender, to borrowers and prospective borrowers seeking loans. Money Train has developed a broker services program pursuant to applicable New Mexico consumer credit laws and regulations under which Money Train may provide broker services including but not limited to assisting borrowers in obtaining loans. Monrovia Auto Finance may make installment loans to borrowers secured by a first lien in the borrowers' motor vehicle in accordance with applicable New Mexico consumer credit laws and regulations. Money Train desires to offer its broker-servicer program to Borrowers who may be interested in the loan program.

Under the Servicing Agreement, the parties agreed that the loan program shall consist of the origination, funding, and collection of loans in accordance with program guidelines to borrowers at such locations in the State of New Mexico as Money Train, as broker-servicer, may designate from time to time. The parties agreed that Monrovia Auto Finance will act as lender under the loan program and shall have sole responsibility for establishing credit and underwriting criteria for the loans, making the decisions as to whether or not to make loans to prospective borrowers, funding the loans, and, subject to the timely performance of Money Train's broker-servicer obligations, managing the loan program in accordance with Monrovia Auto Finance's express obligations under the Servicing Agreement and the program guidelines. Except as expressly provided in the Servicing Agreement, (a) nothing therein will be deemed to commit Monrovia Auto Finance to originate or fund any particular level or number of loans, and (b) Monrovia Auto Finance made no representation as to the amount of funding it will be able to raise for the loans. In the event defaulted loans are equal to or greater than twenty-two percent (22%) of the outstanding principal balance of the loan portfolio from time to time, Monrovia Auto Finance has the option, in its sole discretion, to immediately suspend the origination and funding of loans without notice.

Under the Servicing Agreement, Money Train's responsibility will be to act as a "loan broker and loan servicer" on behalf of consumers and Monrovia Auto Finance in accordance with the laws of the State of New Mexico. Money Train's sole compensation under the Servicing Agreement broker program will be the fee paid to it by Monrovia Auto Finance to be defined in the program guidelines. Money Train will enter into separate broker agreements with borrowers. It will have the sole discretion to determine whether to offer any consumer the opportunity to apply for a loan. Money Train has no obligation to submit a minimum number of loan applications from borrowers to Monrovia Auto Finance or broker any level or number of applicants, and has sole discretion to approve or deny broker services to any prospective borrower.

The parties to the Servicing Agreement will generally be responsible for their own costs and expenses and for preparing their own respective program materials and advertising materials. However, Monrovia Auto Finance will be responsible for the cost of any radio or television advertisements that the parties mutually agree upon.

The Servicing Agreement loan and broker programs shall commence on October 1, 2015, subject to the parties having requisite licensing, software and systems in place by this date. As of the date of this report, we have not obtained the required license and as a result the Servicing Agreement loan and broker programs have not yet been initiated. Either party may terminate the agreement upon default by the other party. Each party may also terminate immediately if it determines that the Servicing Agreement or programs under it are illegal, a regulatory authority requires termination, the party determines in its reasonable discretion that the Servicing Agreement programs may materially adversely affect its operations or relationship with a regulatory authority. In addition, each party may terminate the Servicing Agreement upon ninety (90) days' prior written notice. However, the parties' obligations with respect to outstanding loans will remain in effect for so long as such loans remain outstanding, notwithstanding termination. In addition, if Money Train terminates the Servicing Agreement without cause, it will continue to service outstanding loans for up to one year after termination so that Monrovia Auto Finance may engage a replacement servicer for the loans.

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

Supplemental Put Provision

Our operating agreement contains a supplemental put provision pursuant to which our manager has the right to cause our company to purchase the allocation shares then owned by our manager upon termination of the management services agreement with our manager for a price to be determined in accordance with and subject to the conditions provided in the put provision. The allocation shares will be recorded at their redemption value as a result of the allocation shareholder's ability to require our company to purchase the allocation shares upon exercise of the supplemental put. The allocation shares will be reflected outside of permanent equity in the mezzanine section of the balance sheet at the closing of our public offering. The change in value of the allocation shares will be recorded through the income statement as a dividend between net income and net income available to common shareholders. The redemption value of the allocation shares is largely related to the fair value of the profit allocation that our manager, as holder of the allocation shares, will receive. The valuation of the allocation shares requires the use of complex models, which are produced based on highly sensitive assumptions and estimates. The impact of over-estimating or under-estimating the redemption value of the allocation shares could have a material adverse effect on future operating results. In addition, the value of the allocation shares will be subject to the volatility of our company's operations, which may result in significant period-to-period fluctuations in the amount recorded for the allocation shares.

Manager's Profit Allocation

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

Business Combinations

The acquisition of our management consulting business and any future acquisitions of controlling interest in other businesses will be accounted for under the purchase method of accounting as provided under GAAP (we have not entered into any letters of intent nor have we currently identified any specific businesses to acquire). The amounts assigned to the identifiable assets acquired and the liabilities assumed in connection with each acquisition will be based on their respective estimated fair values as of the date of acquisitions with the remainder, if any, to be recorded as goodwill. The fair values will be determined by our management team, taking into consideration information supplied by our manager's operating partners, the management of the acquired entities and other relevant information. The determination of fair values requires significant judgment by our management team, which may consult with outside consultants on future acquisitions to assist in the process. This judgment could result in either higher or lower value being assigned to amortizable or depreciable assets, which could result in either higher or lower amortization or depreciation expense.

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

The goodwill impairment test is a two-step process, which will require management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of each of our businesses based on a discounted cash flow model using revenue and profit forecasts and comparing those estimated fair values with the carrying values, which include the allocated goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an "implied fair value" of goodwill. The determination of a business's "implied fair value" of goodwill requires the allocation of the estimated fair value of the business to the assets and liabilities of the businesses. Any unallocated fair value represents the "implied fair value" of goodwill, which will then be compared to its corresponding carrying value and an impairment loss will be recognized in the amount equal to the difference. The "implied fair value" of our businesses will be determined by our management team and will generally be based upon future cash flow projections for the business, discounted to present value. In conducting future goodwill impairment tests, we will use outside valuation consultants when our management team considers it appropriate to do so.

The impairment tests for trade names and trademarks require the determination of the fair value of such assets. The impairment test for customer relationships also must be evaluated based upon the impact of any significant changes in our company's customer base, relationships and turnover rates. If the fair value of a trade name, trademark, or customer relationship is less than its carrying value, an impairment loss will be recognized in an amount equal to the difference.

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

We will perform impairment reviews of property, plant and equipment when events or circumstances indicate that the value of the assets may be impaired. Indicators include operating or cash flow losses, significant decreases in market value or changes in the long-lived assets' physical condition. When indicators of impairment are present, management will need to determine whether the sum of the undiscounted future cash flows estimated to be generated by the potentially impaired assets is less than the carrying amount of those assets. In this circumstance, the impairment loss will be recognized equal to the amount by which the carrying amount of the assets exceeds their fair value. The estimates of both the undiscounted future cash flows and the fair values of assets require the use of complex models, which are produced based upon numerous assumptions and estimates by management. In certain circumstances, experts may be utilized to assist management in measuring the impairment loss associated with property, plant and equipment.

Stock Equity-Based Compensation

ASC 718 Compensation-Stock Compensation, sets accounting requirements for "share-based" compensation to employees and requires companies to recognize in the income statement the grant-date fair value of the stock options and other equity-based compensation. 1847 Management did not have any stock equity-based compensation. It is our company's policy to account for equity-based compensation in accordance with ASC 718.

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

In August 2014, the FASB issued a new U.S. GAAP accounting standard that provides guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new accounting standard requires management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. The new accounting standard is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company does not expect the adoption of this standard to have a material impact on the consolidated financial statements.

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

Expenses

Our operating expenses will primarily consist of cost of professional services and for other fees, costs and expenses. These other expenses will include the cost of audits, Sarbanes-Oxley compliance costs, directors and officers insurance premiums paid, and tax preparation services. We estimate that our company's annual incremental operating expenses will be approximately $100,000.

In addition to the incremental operating expenses discussed above, pursuant to the management services agreement, our company will pay our manager a quarterly management fee equal to 0.5% (2.0% annualized) of our adjusted net assets, which is defined in the management services agreement. By amendment to the management services agreement, in lieu of paying a quarterly management fee under the management services agreement based upon the adjusted net assets of our management consulting business, we will pay our manager a flat quarterly fee equal to $43,750. We expect to generate sufficient revenues from our management consulting business to pay our manager a flat quarterly fee of $43,750. Although we expect that our management consulting business will generate sufficient fees to cover the manager's quarterly flat fee, if for any reason it does not, our manager has agreed verbally that such fee will accrue until sufficient revenues are generated. We also expect that until we begin making acquisitions, all revenues generated from our management consulting business will be used to cover operating expenses, including management fees. We will not use the proceeds of our public offering to pay our manager the quarterly management-consulting fee. This amendment only applies to our management consulting business and will not apply to any businesses that we acquire in the future. The amount of the management fee payable will be reduced by the aggregate amount of any offsetting management fees, if any, received by our manager from any of the businesses that we may acquire in the future. As part of its business strategy, our company does intend to acquire additional businesses (we have not entered into any letters of intent nor have we currently identified any specific businesses to acquire). We intend to finance our acquisition strategy primarily through a combination of using the funds raised in our public offering, issuing new equity and incurring debt as well as cash generated by operations. Therefore, the net adjusted assets, and the management fee, may fluctuate from quarter to quarter due to acquisitions or dispositions of our businesses and performance of our businesses. The growth in the adjusted net assets as defined in the management services agreement will, most likely, increase due to these acquisitions and will increase the management fee regardless of whether such acquisitions contribute positively to our net income. As a result, we anticipate that the management fee will represent a significant percentage of our net income following the acquisition by us of businesses in the future. See "Item 1. Business – Our Manager – Our Manager as a Service Provider – Management Fee" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 for more information about the calculation, an example of such calculation and payment of the management fee and the specific definitions of the terms used in such calculation.

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

See the section entitled "Item 1. Business – Our Manager" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 for more information concerning the management fee, the profit allocation and put price.

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

Our company anticipates using such cash received to make debt repayments, pay operating expenses, including the management fee, and to make distributions. We may use such cash from the capital resources of our company to pay distributions. See the section entitled "Material U.S. Federal Income Tax Considerations" of our Registration Statement on Form S-1, as amended, for more information about the tax treatment of distributions to our shareholders.

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

In addition, our operating agreement contains a supplemental put provision pursuant to which our manager has the right to cause our company to purchase the allocation shares then owned by our manager upon termination of the management services agreement. Our company's obligations under the supplemental put provision are absolute and unconditional. In addition, the supplemental put provision places certain additional obligations on our company upon exercise of our manager's put right until such time as our company's obligations under the supplemental put provision have been satisfied, including limitations on declaring and paying any distributions.

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
•

our company's operating agreement setting forth our manager's rights with respect to the allocation shares it owns, including the right to receive profit allocations from our company, and the supplemental put provision relating to our manager's right to cause our company to purchase the allocation shares it owns.

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

Our plan of operation involves spending the following amounts on the items identified in the table below in each of the next twelve months or until we are able to successfully complete a platform acquisition or significant capital raise.

Action	Estimated Cost
Marketing, advertising	$13,000
Rent	$2,000
Other running expenses	$5,000

Marketing and advertising activities will include electronic and postal mail of brochures and marketing collateral to investment banks, institutions, service providers (including accountants and attorneys) and others for the purposes of driving "top of mind" presence with intermediaries that represent the interests of potential target opportunities.

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

Comparison of Three Months Ended September 30, 2015 and 2014

Revenues

We generated management fee revenues from our indirect subsidiaries in the amount of $43,750 during the three months ended September 30, 2015, as compared to $43,750 during the three months ended September 30, 2014.

Operating Expenses

Administrative and professional fees amounted to $124,874 and $57,665 for the three months ended September 30, 2015 and 2014, respectively. During the three months ended September 30, 2015 and 2014, quarterly fees due and payable to our manager under the management services agreement were $43,750 and $43,750, respectively. During the three months ended September 30, 2015 and 2014, corporate expenses of $41,334 and $13,915 were primarily related to office and professional fees, respectively. Furthermore, in the three months ended September 30, 2015, the Company expensed $39,790 in due diligence and consulting costs related to the execution of the Termination Agreement (see Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Overview – Membership Interest Purchase Agreement).

Operating loss

Our loss amounted to $81,124 and $13,915 for the three months ended September 30, 2015 and 2014, respectively. Our loss is attributable to the administrative costs and professional fees incurred as there is currently no gross margin generated from our management fee revenue. We have not yet completed our initial platform acquisition and do not expect to generate significant cash from our operations such that we might generate any profits until we are able to raise sufficient capital to complete our initial platform acquisition.

Comparison of Nine Months Ended September 30, 2015 and 2014

Revenues

The Company generated management fee revenues from our indirect subsidiaries in the amount of $131,250 and $131,250 in the nine months ended September 30, 2015 and 2014, respectively.

Operating Expenses

Administrative and professional fees amounted to $295,603 and $211,731, respectively, for the nine months ended September 30, 2015 and 2014, respectively. During the nine months ended September 30, 2015 and 2014, quarterly fees due and payable to our manager under the management services agreement were $131,250 and $130,000, respectively. During the nine months ended September 30, 2015 and 2014, corporate expenses of $124,563 and $81,731were primarily related to office and professional fees, respectively. Furthermore, in the three months ended September 30, 2015, the Company expensed $39,790 in due diligence and consulting costs related to the execution of the Termination Agreement (see Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Overview – Membership Interest Purchase Agreement).

Operating loss

Our loss amounted to $164,353 and $80,481 for the nine months ended September 30, 2015 and 2014, respectively. Our loss since attributable to the administrative costs and professional fees incurred as there is currently no gross margin generated from our management fee revenue. We have not meaningfully commenced our proposed business operations and will not do so until we have generated sufficient cash from financing.

Liquidity and Capital Resources of our Management Consulting Business

As of September 30, 2015, we had $463 in cash and our current assets were comprised of $100,000management fee accounts receivable and other assets of $375 and our liabilities were $453,905, comprised of $92,146 owed to Ellery W. Roberts, our Chief Executive Officer and affiliated entities, and accounts payable of $361,759.

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

Our auditors have issued a "going concern" opinion, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we are successful in acquiring a platform business that has sufficient cash flows or we obtain additional capital. No substantial revenues are anticipated until we have completed the financing from one or more future public or private offerings and implemented our plan of operations. Our only source for cash at this time is revenues generated by our indirect subsidiaries PPI Management and Christals Management and investments from our IPO. We must raise additional cash to implement our strategy and stay in business. If we are unable to obtain additional working capital our business may fail. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is investments by our Chief Executive Officer and Chairman in our company. We must raise the additional cash to implement our projected plan of operations described above under "Plan of Operation". The company anticipates over the next 12 months the cost of being a reporting public company will be approximately $30,000.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2015. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described in Item 9A "Controls and Procedures" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which we are still in the process of remediating as of September 30, 2015, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 for the description of these weaknesses.

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

During its evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2015, our management identified the following material weaknesses:

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

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, our management has identified the steps necessary to address the material weaknesses, and in the third quarter of fiscal 2015, we continued to implement the following remedial procedures:

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

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during the third quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the third quarter of fiscal year 2015 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the quarter.

During the three-month period ended September 30, 2015, we did not repurchase any of our common shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the third quarter of fiscal year 2015, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS.

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1847 HOLDINGS LLC

Date: November 23, 2015	By:	/s/ Ellery W. Roberts
	Name:	Ellery W. Roberts
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1

Termination of Membership Interest Purchase Agreement, dated as of September 11, 2015, among Monrovia Auto Finance, Inc., Money Train Title Loans, LLC, On Track, LLC, Jarrod Clarke Holdings, Inc., and Jarrod Clarke

10.2	Option Agreement, dated as September 11, 2015, among Monrovia Auto Finance, Inc., Money Train Title Loans, LLC, On Track, LLC, Jarrod Clarke Holdings, Inc., and Jarrod Clarke

10.3	Broker Services and Loan Administration and Servicing Agreement, dated September 11, 2015, between Monrovia Auto Finance, Inc. and Money Train Title Loans, LLC

31.1	Certifications of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

______________

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a report for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

