Form 10-K
period 2015-12-31
1847 Holdings LLC
filed 2016-04-14
CIK 1599407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

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
(Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

The aggregate market value of common shares held by non-affiliates of the registrant on June 30, 2015 was $0 based on a $0 average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 77,887,500 shares of the registrant's common stock outstanding as of April 14, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

None.

1847 HOLDINGS LLC

Annual Report on Form 10-K

INTRODUCTORY NOTE

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

•	"1847" "we," "our" and "Company" refer to our company, including our management consulting business;

•	"our management consulting business" or "1847 Management" refers, collectively, to the management consulting and advisory business conducted by each of PPI Management and Christals Management;

•	"our businesses" or "our future businesses" refers, collectively, to our management consulting business and the businesses in which we may own a controlling interest from time to time in the future;

•	"our shareholders" refers to holders of our common shares;

•	"SEC" refers to the Securities and Exchange Commission;

•	"Securities Act" refers to the Securities Act of 1933, as amended; and

•	"Exchange Act" refers to the Securities Exchange Act of 1934, as amended.

Special Note Regarding Forward-Looking Statements

Certain information contained in this report includes forward-looking statements. The statements herein which are not historical reflect our current expectations and projections about our company's future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to our company and our management and our interpretation of what is believed to be significant factors affecting the businesses, including many assumptions regarding future events. The following factors, among others, may affect our forward-looking statements:

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

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words "may," "should," "expect," "anticipate," "estimate," "believe," "intend," or "project" or the negative of these words or other variations on these words or comparable terminology. Actual results, performance, liquidity, financial condition, prospects and opportunities could differ materially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors, including the ability to raise sufficient capital to continue our company's operations. These statements may be found under "Item 7. – Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 1. – Business," as well as in this report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" and matters described in this report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will in fact occur.

Potential investors should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

The specific discussions herein about our company include financial projections and future estimates and expectations about our company's business. The projections, estimates and expectations are presented in this report only as a guide about future possibilities and do not represent actual amounts or assured events. All the projections and estimates are based exclusively on our company management's own assessment of its business, the industry in which it works and the economy at large and other operational factors, including capital resources and liquidity, financial condition, fulfillment of contracts and opportunities. The actual results may differ significantly from the projections.

Potential investors should not make an investment decision based solely on our company's projections, estimates or expectations.

Share Split

On July 2, 2014, the Company amended the Operating Agreement of 1847 Holdings LLC to effect a share distribution of its outstanding and authorized common shares at a ratio of 74 for 1 (the "Share Distribution").

Simultaneously with the Share Distribution, the Company's authorized shares of common stock were increased from 50,000,000 to 500,000,000 shares. On July 2, 2014, the Company's issued and outstanding common shares were increased from 1,038,050 to 77,853,750 shares.

Accordingly, all share and per share information in this report has been restated to retroactively show the effect of the Share Distribution unless specified otherwise.

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

On September 15, 2013, our subsidiary, 1847 Management Services, Inc., or 1847 Management, acquired a 50% interest in each of PPI Management Group, LLC, or PPI Management, and Christals Management LLC, or Christals Management, from our Chief Executive Officer and controlling shareholder, Ellery W. Roberts. In connection with the acquisition of such equity interests from Mr. Roberts, we issued to Mr. Roberts 875,000 of our common shares pursuant to a securities purchase agreement, dated September 15, 2013, between our company and Mr. Roberts. Each of PPI Management and Christals Management are management consulting and advisory firms.

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

Mr. Roberts is a manager of each of PPI Management and Christals Management and is responsible for providing consulting and advisory services to the clients of PPI Management and Christals Management. In part as an initial step in our plan to acquire small to medium size businesses in a variety of different industries, and in part as an attempt to minimize future conflicts of interest involving the splitting of Mr. Roberts's business time, Mr. Roberts and the board of directors of our company determined that it would be in the best interests of our company to acquire such interests in PPI Management and Christals Management so that our company can operate such management consulting and advisory businesses and so Mr. Roberts's business time will not be diverted away from the business and affairs of our company. Although we expect to continue to operate these businesses and generate revenues therefrom, we do not intend to expand our management consulting business by seeking new clients at this time. Instead, we plan to focus all of our efforts (other than efforts necessary to operate PPI Management and Christals Management) on identifying a platform acquisition, raising capital necessary to consummate a platform acquisition after it is identified, and completing a platform acquisition after the necessary capital is raised.

We believe that becoming a public reporting company and having our shares quoted on the Over-The-Counter Bulletin Board, or OTCBB, will facilitate our ability to raise capital to acquire a target acquisition in the future. On May 9, 2014, the SEC declared our registration statement on Form S-1 effective, which effectively caused us to become a public reporting company. Subsequently, a market maker filed an application with FINRA for our common shares to be eligible for trading on the OTCBB. On December 2, 2014, FINRA cleared our market maker's request for an unpriced quotation on the OTCBB and OTC Link under ticker symbol "EFSH". However, there can be no assurance that our common shares will ever be listed or quoted on a stock exchange or a quotation service or that any market for our stock will develop.

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

Our manager owns 100% of the allocation shares of our company, for which it paid $1,000. Separately, our company and our manager have entered into a management services agreement pursuant to which our manager will manage the day-to-day operations and affairs of our company and will oversee the management and operations of our businesses. We will pay our manager a quarterly management fee for the services performed by our manager. In addition, our manager will receive a profit allocation with respect to its allocation shares in our company. See the section entitled "Our Manager" for further descriptions of the management fees and profit allocation to be paid to our manager. In consideration of our manager's acquisition of the allocation shares, we agreed to the supplemental put provision in our operating agreement pursuant to which our manager shall have the right to cause our company to purchase the allocation shares upon termination of the management services agreement. See the section entitled "Our Manager—Our Manager as an Equity Holder—Supplemental Put Provision" for more information about the supplemental put provision.

Our company's Chief Executive Officer, Mr. Roberts, is an employee of our manager and is seconded to our company. Our company will not have any other employees. Although Mr. Roberts is an employee of our manager, he reports directly to our company's board of directors. The management fee paid to our manager will cover all expenses related to the services performed by our manager. See the section entitled "Our Manager—Our Manager as a Service Provider" for more information about the expenses reimbursed by our company and "Management" for more information about our Chief Executive Officer.

Market Opportunity

We seek to acquire and manage small to middle market businesses. We characterize small to middle market businesses as those that generate annual cash flows of approximately $10 million. We believe that the merger and acquisition market for small to middle market businesses is highly fragmented and provides more opportunities to purchase businesses at attractive prices. For example, according to the Milken Institute 2013 Global Conference presentation on Mid-Market Private Equity, during the twelve-month period ended December 31, 2012, businesses that sold for less than $50 million were sold for a median of approximately 6.1 times the trailing twelve months of EBIDTA as compared to a median of approximately 7.5 times EBITDA for businesses that were sold for over $100 million. We believe that the following factors contribute to lower acquisition multiples for small to middle market businesses:

•	there are fewer potential acquirers for these businesses;

•	third-party financing generally is less available for these acquisitions;

•	sellers of these businesses frequently consider non-economic factors, such as continuing board membership or the effect of the sale on their employees; and

•	these businesses are less frequently sold pursuant to an auction process.

We believe that our management team's strong relationship with business brokers, investment and commercial bankers, accountants, attorneys and other potential sources of acquisition opportunities offers us substantial opportunities to purchase small to middle market businesses.

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

Management Strategy

Our management strategy involves the continued operation of our current management consulting business and the identification, performance of due diligence, negotiation and consummation of acquisitions. After acquiring a company we will attempt to grow the company both organically and through add-on or bolt-on acquisitions. Add-on or bolt-on acquisitions are acquisitions by a company of other companies in the same industry. Following the acquisition of companies, we will seek to grow the earnings and cash flow of acquired companies and, in turn, grow distributions to our shareholders and to increase shareholder value. We believe we can increase the cash flows of our businesses by applying our intellectual capital to continually improve and grow our future businesses.

We seek to acquire and manage small to middle market businesses, which we generally characterize as those that generate annual cash flow of approximately $10 million. We believe that the merger and acquisition market for small to middle market businesses is highly fragmented and provides opportunities to purchase businesses at attractive prices. We also believe, and our management team has historically found, that significant opportunities exist to improve the performance and augment the management teams of these businesses upon their acquisition.

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

Acquisition Strategy

Our acquisition strategy involves the acquisition of businesses that we expect will produce stable growth in earnings and cash flows, as well as attractive returns on our investment. In this respect, we expect to make acquisitions in industries if we believe an acquisition presents an attractive opportunity. We believe that attractive opportunities will increasingly present themselves as private sector owners seek to monetize their interests in longstanding and privately-held businesses and large corporate parents seek to dispose of their "non-core" operations.

We expect to benefit from our manager's ability to identify diverse acquisition opportunities in a variety of industries. In addition, we intend to rely upon our Chief Executive Officer's experience and expertise in researching and valuing prospective target businesses, as well as negotiating the ultimate acquisition of such target businesses. In particular, because there may be a lack of information available about these target businesses, which may make it more difficult to understand or appropriately value such target businesses, we expect our manager will:

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

Upon acquisition of a new business, we intend to rely on our Chief Executive Officer's experience and expertise to work efficiently and effectively with the management of the new business to jointly develop and execute a business plan.

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

In addition to acquiring businesses, we expect to also sell businesses that we own from time to time when attractive opportunities arise. Our decision to sell a business will be based on our belief that the return on the investment to our shareholders that would be realized by means of such a sale is more favorable than the returns that may be realized through continued ownership and will be consistent with the disposition criteria to be established by our company's board of directors from time to time. Upon the sale of a business, we may use the resulting proceeds to retire debt or retain proceeds for future acquisitions or general corporate purposes. Generally, we do not expect to make special distributions at the time of a sale of one of our businesses; instead, we expect that we will seek to gradually increase shareholder distributions over time.

There are several risks associated with our acquisition strategy, including the following risks:

•

We may not be able to successfully fund future acquisitions of new businesses due to the unavailability of debt or equity financing or the sale of equity or assets of our businesses on acceptable terms, which could impede the implementation of our acquisition strategy;

•

We may experience difficulty as we evaluate, acquire and integrate the businesses that we may acquire in the future, which could result in drains on our resources, including the attention of our management, and disruptions of our on-going business;

•

We face competition for businesses that fit our acquisition strategy and, therefore, we may have to acquire targets at sub-optimal prices or, alternatively, forego certain acquisition opportunities; and

•	We may change our management and acquisition strategies without the consent of our shareholders, which may result in a determination by us to pursue riskier business activities.

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

In addition, investors in our initial public offering will be shareholders in our company, which is a limited liability company, and, as such, will be subject to U.S. federal income tax under the partnership income tax provisions. Generally, under the U.S. federal partnership income tax provisions, our company will not be subject to federal income tax liability, although it would be required to file an annual information return with the Internal Revenue Service, or IRS. Instead, each of our shareholders will be required to report on his or her annual federal income tax return his or her allocable share of company income, gain, loss, deduction, credit and tax preferences. As part of our company's annual information return, our company also will file with the IRS and issue to you a Schedule K-1 that describes your annual allocable share of our company's income, gain, loss, deduction, and other items. As a holder of common shares, you may not receive cash distributions sufficient in amount to cover potential taxes in respect of your allocable share of our company's net taxable income. The U.S. federal income tax rules that apply to partnerships are complex, and complying with the reporting requirements may require significant time and expense. See the section entitled "Material U.S. Federal Income Tax Considerations" of our registration statement on Form S-1, as amended, filed with the SEC on May 6, 2014, for more information.

Our company has two classes of limited liability company interests—the common shares, which were offered to the public in our initial public offering, and the allocation shares, all of which have been and will continue to be held by our manager. See the section entitled "Description of Shares" of our registration statement on Form S-1, as amended, filed with the SEC on May 6, 2014, for more information about the common shares and allocation shares.

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

As holder of the allocation shares, our manager will have the continuing right to appoint one member to our board of directors for every four (4) members constituting the entire board of directors at any time. Appointed directors will not be required to stand for election by our shareholders. See the section entitled "Description of Shares—Appointed Directors" of our registration statement on Form S-1, as amended, filed with the SEC on May 6, 2014, for more information about our manager's right to appoint a director.

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

•	submit certain executive compensation matters to shareholder advisory votes, such as "say-on-pay" and "say-on- frequency;" and

•	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO's compensation to median employee compensation.

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

We will remain an "emerging growth company" for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a "large accelerated filer" as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

OUR MANAGEMENT CONSULTING BUSINESS

Overview

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

Under the advisory agreement, PPI Management was retained as a consultant to render management and consulting services to PPI Acquisition and its subsidiary, Pawn Plus. The services to be performed by PPI Management include management, finance, marketing, operational and strategic planning, relationship access, corporate development and analysis of potential mergers and acquisitions. The advisory agreement has no specific term and either PPI Acquisition or PPI Management can terminate the advisory agreement upon notice to the other party at any time and for any reason or for no reason whatsoever. As compensation for the services provided by PPI Management, PPI Acquisition is required to pay PPI Management a fee equal to 5.75% of PPI Acquisition's EBITDA, payable as follows: (i) 3.75% of EBITDA for any fiscal quarter is payable quarterly in advance and (ii) the difference between 5.75% of EBITDA for any fiscal year and the aggregate quarterly payments previously paid with respect to fiscal quarters in such fiscal year, payable yearly in arrears. The advisory agreement also requires PPI Acquisition to reimburse PPI Management for all reasonable and documented out-of-pocket costs and expenses, including the fees and expenses of accountants, attorneys, third-party consultants and other advisors retained by PPI Management in connection with services rendered under the advisory agreement.

PPI Acquisition and certain of its affiliates are parties to a note and warrant purchase agreement, or loan agreement, with a certain lender that impose restrictions on PPI Acquisition's ability to make payments to PPI Management under certain circumstances. Specifically, no fees or other amounts owing under the advisory agreement can be paid by PPI Acquisition to PPI Management while a default or event of default under the related promissory note is continuing or the payment would cause a default under the related promissory note. Furthermore, PPI Acquisition is restricted from making certain payments relating to operations and capital expenditures, and must maintain a certain collateral coverage ratio.

Christals Management Advisory Agreement

On December 31, 2012, Christals Management and CP IV SPV, LLC, or CP IV, entered into an advisory agreement with Peekay, pursuant to which each of Christals Management and CP IV, an entity that is not affiliated with Christals Management, our company or Mr. Roberts, were retained to provide advisory services to Peekay and its subsidiaries and affiliates. Peekay is a leading specialty retailer of lingerie, sexual health and wellness products. It was founded in 1982 in Auburn, Washington by a mother and daughter team with a focus on creating a comfortable and inviting store environment catering to women and couples. Peekay is dedicated to creating both a place and attitude of acceptance and education for its customers. Today, Peekay is a leader in changing the perception of sexual wellness throughout the United States with approximately 47 locations across 6 states.

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

Peekay and certain of its affiliates are parties to a financing agreement, or loan agreement, with certain lenders that impose restrictions on Peekay's ability to make payments to Christals Management under certain circumstances. Specifically, the agent for the lenders may suspend payment of the management fee by written notice to Christals Management and Peekay as a result of the agent's exercise of remedies under the loan agreement, which suspension would be effective concurrently with the delivery of such written notice. However, if the breach or other default giving rise to the suspension is cured, Peekay would be permitted to pay Christals Management again within five days thereof, including accrued, but unpaid fees.

On November 19, 2015, Christals Management entered into a termination agreement with Peekay and CP IV, the other consultant that is party to the advisory agreement with Peekay. The termination agreement terminates the advisory agreement between Christals Management, CP IV and Peekay effective as of the closing of Peekay's public offering, which is currently ongoing. Upon the closing of such offering, the termination agreement obligates Peekay to pay Christals Management and CP IV all accrued, but unpaid, fees then owed under the advisory agreement and to reimburse Christals Management and CP IV for any unreimbursed expenses through the date of the closing of Peekay's public offering. After the closing of Peekay's public offering, neither Christals Management nor Peekay will have any further obligations under the advisory agreement. After entering into the termination agreement with Peekay in order to accommodate Peekay so that it could satisfy the requirements of its senior lender Christals Management agreed that it would further postpone receipt of any remaining accrued fees or unreimbursed expenses through the date that Peekay repays amounts owed to its senior lenders under its senior credit facility. As of December 31, 2015, the Company is due accrued fees in the amount of $100,000 from Peekay and Christals Management.

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

While our Chief Executive Officer, President and Chief Financial Officer, Mr. Ellery W. Roberts, intends to devote approximately 80% of his time to the affairs of our company, neither Mr. Roberts, nor our manager, is expressly prohibited from investing in or managing other entities. In this regard, the management services agreement will not require our manager and its affiliates to provide management services to our company exclusively.

Secondment of Our Executive Officers

In accordance with the terms of the management services agreement, our manager may second to our company our executive officers, which means that these individuals will be assigned by our manager to work for us during the term of the management services agreement. Our board of directors has appointed Mr. Roberts as an executive officer of our company. Although Mr. Roberts is an employee of our manager, he will report directly, and be subject, to our board of directors. In this respect, our board of directors may, after due consultation with our manager, at any time request that our manager replace any individual seconded to our company and our manager will, as promptly as practicable, replace any such individual; however, our Chief Executive Officer, Mr. Roberts, controls our manager, which may make it difficult for our board of directors to completely sever ties with Mr. Roberts. Our manager and our board of directors may agree from time to time that our manager will second to our company one or more additional individuals to serve on behalf of our company, upon such terms as our manager and our board of directors may mutually agree.

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

Our investment criteria include the following:

•	Revenue of at least $5.0 million with an organic historical growth rate of at least 10%

•	Current year EBITDA/Pre-tax Income of at least $1.5 million with a history of positive cash flow

•	Clearly identifiable "blueprint"for growth with the potential for break-out returns

•	Well-positioned companies within 1847's core industry categories (consumer-driven, business to business, light manufacturing and specialty finance) with strong returns on capital

•	Opportunities wherein building management team, infrastructure and access to capital are the primary drivers of creating value

•	Headquartered in North America

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

Termination of Management Services Agreement

Our board of directors may terminate the management services agreement and our manager's appointment if, at any time:

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

If we terminate the management services agreement, our company and its businesses have agreed to cease using the term "1847", including any trademarks based on the name of our company that may be licensed to them by our manager, under the licensing provisions of the management services agreement, entirely in their businesses and operations within 180 days of such termination. Such licensing provisions of the management services agreement would require our company and its businesses to change their names to remove any reference to the term "1847" or any reference to trademarks licensed to them by our manager. In this respect, our right to use the term "1847" and related intellectual property is subject to licensing provisions between our manager, on the one hand, and our company and our businesses, on the other hand.

Except with respect to the termination fee payable to our manager due to a termination of the management services agreement based solely on a vote of our board of directors and our shareholders, no other termination fee is payable upon termination of the management services agreement for any other reason. See the section entitled "Our Manager—Our Manager as a Service Provider—Termination Fee" for more information about the termination fee payable upon termination of the management services agreement.

While termination of the management services agreement will not affect any terms and conditions, including those relating to any payment obligations, that exist under any offsetting management services agreements or transaction services agreements, such agreements will be terminable by future businesses that we acquire upon 60 days prior written notice and there will be no termination or other similar fees due upon such termination. Notwithstanding termination of the management services agreement, our manager will maintain its rights with respect to the allocation shares it then owns, including its rights under the supplemental put provision of our operating agreement. See the section entitled "Our Manager—Our Manager as an Equity Holder—Supplemental Put Provision" for more information on our manager's put right with respect to the allocation shares.

Management Fee and Expenses

See the section entitled "Our Manager—Our Manager as a Service Provider—Management Fee" for a description of the management fee to be paid to our manager and an example of a calculation of the management fee. In addition to the management fee to be paid to our manager, our company generally will be responsible for paying costs and expenses relating to its business and operations. See the section entitled "Our Manager—Our Manager as a Service Provider—Reimbursement of Expenses" for more information about the reimbursement of expenses by our company to our manager. Our manager may enter into offsetting management services agreements with our businesses pursuant to which our manager may perform services for our businesses. Any fees paid to our manager by our businesses pursuant to such agreements will offset the fees payable by our company to our manager. See "Our Manager—Our Manager as a Service Provider—Offsetting Management Services Agreements" for more information about offsetting management services agreements and the treatment of offsetting management fees.

OUR MANAGER

Overview of Our Manager

Our manager, 1847 Partners LLC, a Delaware limited liability company. It has two classes of limited liability interests known as Class A interests and Class B interests. The Class A interests, which give the holder the right to the profit allocation received by our manager as a result of holding our allocation shares, are owned in their entirety by 1847 Partners Class A Member LLC; and the Class B interests, which give the holder the right to all other profits or losses of our manager, including the management fee payable to our manager by us, are owned in their entirety by 1847 Partners Class B Member LLC. 1847 Partners Class A Member LLC is owned approximately 55% by its sole managing member, our Chief Executive Officer, Ellery W. Roberts and 1847 Partners Class B Member LLC is owned, 60%, by its sole managing member, our Chief Executive Officer, Ellery W. Roberts. In the future, Mr. Roberts may cause 1847 Partners Class A Member LLC or 1847 Partners Class B Member LLC to issue units to employees of the manager to incentivize those employees by providing them with the ability to participate in our manager's incentive allocation and management fee.

Our Chief Executive Officer has more than 20 years of experience in acquiring and managing small and lower middle market businesses and has overseen the acquisitions and financing of three businesses with an aggregate purchase price of approximately $64.5 million.

Key Personnel of Our Manager

Our Chief Executive Officer's business experiences are described in the section entitled "Management." He is the only key employee of our manager. He will be compensated entirely by our manager from the management fees it receives. As employees of our manager, it is anticipated that Mr. Roberts will devote at least 80% of his time to the affairs of our company.

Our Relationship with Our Manager, Manager Fees, and Manager Profit Allocation

Our relationship with our manager is based on our manager having two distinct roles: first, as a service provider to us and, second, as an equity holder of the allocation shares.

As a service provider, our manager performs a variety of services for us, which entitles it to receive a management fee. As holder of our company's allocation shares, our manager has the right to a preferred distribution in the form of a profit allocation upon the occurrence of certain events. Our manager paid $1,000 for the allocation shares. In addition, our manager will have the right to cause our company to purchase the allocation shares then owned by our manager upon termination of the management services agreement.

These relationships with our manager is governed principally by the following agreements:

•	the management services agreements relating to the services our manager will perform for us and our businesses; and

•

our company's operating agreement relating to our manager's rights with respect to the allocation shares it owns and which contains the supplemental put provision relating to our manager's right to cause our company to purchase the allocation shares it owns.

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

Determined by Management Services Agreement

Reimbursement of manager's costs and expenses in providing services to us, but not including: (1) costs of overhead; (2) due diligence and other costs for potential acquisitions our board of directors does not approve pursuing or that are required by acquisition target to be reimbursed under a Transaction Services Agreement; and (3) seconded officers and employees, including compensation paid to our named executive officer.

Ongoing

Transaction Services Fees

Acquisition services of target businesses or disposition of subsidiaries – fees determined by Transaction Services Agreements

2.0% of aggregate purchase price up to $50 million; plus 1.5% of aggregate purchase price in excess of $50 million and up to and equal to $100 million; plus 1.0% of aggregate purchase price in excess of $100 million

Per Transaction

Manager Profit Allocation determined by our Amended and Restated Operating Agreement	20% of annual profits Upon clearance of the 8% annual hurdle rate	Sale of a material amount of capital stock or assets of one of our businesses or subsidiaries.

Holding event: at the option of our manager, for the 30 day period following the 5th anniversary of an acquired business

Our Manager as a Service Provider

Management Fee

Our company's board of directors has engaged our manager to manage the day-to-day operations and affairs of our company, oversee the management and operations of our businesses and perform certain other services for us. Our company has entered into a management services agreement that sets forth the services to be performed by our manager and the fees to be paid to our manager for providing such services. Our company will pay our manager a quarterly management fee equal to 0.5% (2.0% annualized) of its adjusted net assets, as discussed in more detail below. By amendment to our management services agreement, we agreed that in lieu of paying a quarterly management fee under the management services agreement based upon the adjusted net assets of our management consulting business, we will pay our manager a flat quarterly fee equal to $43,750. We expect to generate sufficient revenues from our management consulting business to pay our manager a flat quarterly fee of $43,750. Although we expect that our management consulting business will generate sufficient fees to cover the manager's quarterly flat fee, if for any reason it does not, our manager has agreed verbally that such fee will accrue until sufficient revenues are generated. We also expect that until we begin making acquisitions, all revenues generated from our management consulting business will be used to cover operating expenses, including management fees. We will not use the proceeds of our initial public offering to pay our manager the quarterly management-consulting fee. This amendment only applies to our management consulting business and will not apply to any businesses that we acquire in the future. See the section entitled "Management Services Agreement" for more information about the material terms of the management services agreement.

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

Offsetting Management Services Agreements

Pursuant to the management services agreement, we have agreed that our manager may, at any time, enter into offsetting management services agreements with our businesses pursuant to which our manager may perform services that may or may not be similar to management services. Any fees to be paid by one of our businesses pursuant to such agreements are referred to as offsetting management fees and will offset, on a dollar-for-dollar basis, the management fee otherwise due and payable by our company under the management services agreement with respect to a fiscal quarter. The management services agreement provides that the aggregate amount of offsetting management fees to be paid to our manager with respect to any fiscal quarter shall not exceed the management fee to be paid to our manager with respect to such fiscal quarter. See the section entitled "— Management Fee" above for more information about the treatment of offsetting management fees.

Our manager may enter into offsetting management services agreements with our future subsidiaries, which agreements would be in the form prescribed by our management services agreement.

The services that our manager will provide to future subsidiaries under the offsetting management services agreements will include: conduct general and administrative supervision and oversight of the subsidiary's day-to-day business and operations, including, but not limited to, recruiting and hiring of personnel, administration of personnel and personnel benefits, development of administrative policies and procedures, establishment and management of banking services, managing and arranging for the maintaining of liability insurance, arranging for equipment rental, maintenance of all necessary permits and licenses, acquisition of any additional licenses and permits that become necessary, participation in risk management policies and procedures; and (ii) oversee and consult with respect to the Company's business and operational strategies, the implementation of such strategies and the evaluation of such strategies, including, but not limited to, strategies with respect to capital expenditure and expansion programs, acquisitions or dispositions and product or service lines. If our manager and the subsidiary do not enter into an offsetting management services agreement, our manager will provide these services for our subsidiaries under our management services agreement.

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

Example of Calculation of Management Fee with Adjustment for Offsetting Management Fees

In order to better understand how the management fee is calculated, we are providing the following example:

		($ in thousands)
Quarterly management fee:
1	Consolidated total assets	$100,000
2	Consolidated accumulation amortization of intangibles	$5,000
3	Total cash and cash equivalents	$(5,000)
4	Adjusted total liabilities	$(10,000)
5	Adjusted net assets (Line 1 + Line 2 – Line 3 – Line 4)	$90,000
6	Multiplied by quarterly rate	0.5%
7	Quarterly management fee	$450

Offsetting management fees:
7	Acquired company A offsetting management fees	$(100)
8	Acquired company B offsetting management fees	$(100)
9	Acquired company C offsetting management fees	$(100)
10	Acquired company D offsetting management fees	$(100)
11	Total offsetting management fees	$(400)
12	Quarterly management fee payable by Company (Line 7 + Line 11)	$50

The foregoing example provides hypothetical information only and does not intend to reflect actual or expected management fee amounts.

For purposes of the calculation of the management fee:

•

"Adjusted net assets" will be equal to, with respect to our company as of any calculation date, the sum of (i) consolidated total assets (as determined in accordance with GAAP) of our company as of such calculation date, plus (ii) the absolute amount of consolidated accumulated amortization of intangibles (as determined in accordance with GAAP) for our company as of such calculation date, minus (iii) total cash and cash equivalents, minus (iv) the absolute amount of adjusted total liabilities of our company as of such calculation date.

•

"Adjusted total liabilities" will be equal to, with respect to our company as of any calculation date, our company's consolidated total liabilities (as determined in accordance with GAAP) as of such calculation date after excluding the effect of any outstanding third party indebtedness of our company.

23

•

"Quarterly management fee" will be equal to, as of any calculation date, the product of (i) 0.5%, multiplied by (ii) our company's adjusted net assets as of such calculation date; provided, however, that, with respect to the fiscal quarter in which the closing of our initial public offering occurs, our company will pay our manager a management fee with respect to such fiscal quarter equal to the product of (i)(x) 0.5%, multiplied by (y) our company's adjusted net assets as of such calculation date, multiplied by (ii) a fraction, the numerator of which is the number of days from and including the date of closing to and including the last day of such fiscal quarter and the denominator of which is the number of days in such fiscal quarter; provided, further, however, that, with respect to any fiscal quarter in which the management services agreement is terminated, our company will pay our manager a management fee with respect to such fiscal quarter equal to the product of (i)(x) 0.5%, multiplied by (y) our company's adjusted net assets as of such calculation date, multiplied by (ii) a fraction, the numerator of which is the number of days from and including the first day of such fiscal quarter to but excluding the date upon which the management services agreement is terminated and the denominator of which is the number of days in such fiscal quarter.

•

"Total offsetting management fees" will be equal to, as of any calculation date, fees paid to our manager by the businesses that we acquire in the future under separate offsetting management services agreements.

Transaction Services Agreements

Pursuant to the management services agreement, we have agreed that our manager may, at any time, enter into transaction services agreements with any of our businesses relating to the performance by our manager of certain transaction-related services in connection with the acquisitions of target businesses by our company or its businesses or dispositions of our company's or its businesses' property or assets. These services may include those customarily performed by a third-party investment banking firm or similar financial advisor, which may or may not be similar to management services, in connection with the acquisition of target businesses by us or our subsidiaries or disposition of subsidiaries or any of our property or assets or those of our subsidiaries. In connection with providing transaction services, our manager will generally receive a fee equal to the sum of (i) 2.0% of the aggregate purchase price of the target business up to and equal to $50.0 million, plus (ii) 1.5% of the aggregate purchase price of the target business in excess of $50.0 million and up to and equal to $100 million, plus (iii) 1.0% of the aggregate purchase price over $100 million, subject to annual review by our board of directors. The purchase price of a target business shall be defined as the aggregate amount of consideration, including cash and the value of any shares issued by us on the date of acquisition, paid for the equity interests of such target business plus the aggregate principal amount of any debt assumed by us of the target business on the date of acquisition or any similar formulation. The other terms and conditions relating to the performance of transaction services will be established in accordance with market practice.

Our manager may enter into transaction services agreements with our future subsidiaries, which agreements would be in the form prescribed by our management services agreement.

The services that our manager will provide to future subsidiaries under the transaction services agreements will include the following services that would be provided in connection with a specific transaction identified at the time that the transaction services agreement is entered into: reviewing, evaluating and otherwise familiarizing itself and its affiliates with the business, operations, properties, financial condition and prospects of the future subsidiary and its target acquisition and preparing documentation describing the future subsidiary's operations, management, historical financial results, projected financial results and any other relevant matters and presenting such documentation and making recommendations with respect thereto to certain of the manager's affiliates.

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

Transaction services agreements will be reviewed, authorized and approved by our company's board of directors on an annual basis.

Our Manager as an Equity Holder

Manager's Profit Allocation

Our manager owns 100% of the allocation shares of our company, which generally will entitle our manager to receive a 20% profit allocation as a form of preferred distribution, subject to our company's profit with respect to a business exceeding on an annualized hurdle rate of 8%, which hurdle is tied to such business' growth relative to our consolidated net equity. The calculation of the profit allocation and the rights of our manager, as the holder of the allocation shares, are governed by the operating agreement. See the section entitled "Description of Shares" of our registration statement on Form S-1, as amended, filed with the SEC on May 6, 2014 for more information about the operating agreement.

The profit allocation to be paid to our manager is intended to reflect our ability to generate ongoing cash flows and capital gains in excess of a hurdle rate. In general, such profit allocation is designed to pay our manager 20% of the company's profits upon clearance of the 8% annualized hurdle rate. The company's audit committee, which is comprised solely of independent directors, will have the opportunity to review and approve the calculation of manager's profit allocation when it becomes due and payable. Our manager will not receive a profit allocation on an annual basis. Instead, our manager will be paid a profit allocation only upon the occurrence of one of the following events, which we refer to collectively as the trigger events:

•

the sale of a material amount, as determined by our manager and reasonably consented to by a majority of our company's board of directors, of the capital stock or assets of one of our businesses or a subsidiary of one of our businesses, which event we refer to as a sale event; or

•

at the option of our manager, for the 30-day period following the fifth anniversary of the date upon which we acquired a controlling interest in a business, which event we refer to as a holding event. If our manager elects to forego declaring a holding event with respect to such business during such period, then our manager may only declare a holding event with respect to such business during the 30–day period following each anniversary of such fifth anniversary date with respect to such business. Once declared, our manager may only declare another holding event with respect to a business following the fifth anniversary of the calculation date with respect to a previously declared holding event.

We believe this allocation timing, rather than a method that provides for annual allocations, more accurately reflects the long-term performance of each of our businesses and is consistent with our intent to hold, manage and grow our businesses over the long term. We refer generally to the obligation to make this payment to our manager as the "profit allocation" and, specifically, to the amount of any particular profit allocation as the "manager's profit allocation."

Definitions used in, and an example of the calculation of profit allocation, are set forth in more detail below.

The amount of the manager's profit allocation will be based on the extent to which the total profit allocation amount with respect to any business, as of the last day of any fiscal quarter in which a trigger event occurs, which date we refer to as the calculation date, exceeds the relevant hurdle amounts with respect to such business, as of such calculation date. Manager's profit allocation will be calculated by an administrator, which will be our manager so long as the management services agreement is in effect, and such calculation will be subject to a review and approval process by our company's board of directors. For this purpose, "total profit allocation amount" will be equal to, with respect to any business as of any calculation date, the sum of:

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

Specifically, manager's profit allocation will be calculated and paid as follows:

•

manager's profit allocation will not be paid with respect to a trigger event relating to any business if the total profit allocation amount, as of any calculation date, with respect to such business does not exceed such business' level 1 hurdle amount (8% annualized), as of such calculation date; and

•

manager's profit allocation will be paid with respect to a trigger event relating to any business if the total profit allocation amount, as of any calculation date, with respect to such business exceeds such business' level 1 hurdle amount (8% annualized), as of such calculation date. Manager's profit allocation to be paid with respect to such calculation date will be equal to the sum of the following:

o

100% of such business' total profit allocation amount, as of such calculation date, with respect to that portion of the total profit allocation amount that exceeds such business' level 1 hurdle amount (8% annualized) but is less than or equal to such business' level 2 hurdle amount (10% annualized), in each case, as of such calculation date. We refer to this portion of the total profit allocation amount as the "catch-up." The "catch-up" is intended to provide our manager with an overall profit allocation of 20% once the level 1 hurdle amount has been surpassed; plus

o	20% of the total profit allocation amount, as of such calculation date, that exceeds such business' level 2 hurdle amount (10% annualized) as of such calculation date; minus

o

the high water mark allocation, if any, as of such calculation date. The effect of deducting the high water mark allocation is to take into account allocations our manager has already received in respect of past gains and losses.

The administrator will calculate manager's profit allocation on or promptly following the relevant calculation date, subject to a "true-up" calculation upon availability of audited or unaudited consolidated financial statements, as the case may be, of our company to the extent not available on such calculation date. Any adjustment necessitated by the true-up calculation will be made in connection with the next calculation of manager's profit allocation. Because of the length of time that may pass between trigger events, there may be a significant delay in our company's ability to realize the benefit, if any, of a true-up of manager's profit allocation.

Once calculated, the administrator will submit the calculation of manager's profit allocation, as adjusted pursuant to any true-up, to our company's board of directors for its review and approval. The board of directors will have ten business days to review and approve the calculation, which approval shall be automatic absent disapproval by the board of directors. Manager's profit allocation will be paid ten business days after such approval.

If the board of directors disapproves of the administrator's calculation of manager's profit allocation, the calculation and payment of manager's profit allocation will be subject to a dispute resolution process, which may result in manager's profit allocation being determined, at our company's cost and expense, by two independent accounting firms. Any determination by such independent accounting firms will be conclusive and binding on our company and our manager.

We will also pay a tax distribution to our manager if our manager is allocated taxable income by our company but does not realize distributions from our company at least equal to the taxes payable by our manager resulting from allocations of taxable income. Any such tax distributions will be paid in a similar manner as profit allocations are paid.

For any fiscal quarter in which a trigger event occurs with respect to more than one business, the calculation of the manager's profit allocation, including the components thereof, will be made with respect to each business in the order in which controlling interests in such businesses were acquired or obtained by our company and the resulting amounts shall be aggregated to determine the total amount of manager's profit allocation. If controlling interests in two or more businesses were acquired at the same time and such businesses give rise to a calculation of manager's profit allocation during the same fiscal quarter, then manager's profit allocation will be further calculated separately for each such business in the order in which such businesses were sold.

As obligations of our company, profit allocations and tax distributions will be paid prior to the payment of distributions to our shareholders. If we do not have sufficient liquid assets to pay the profit allocations or tax distributions when due, we may be required to liquidate assets or incur debt in order to pay such profit allocation. Our manager will have the right to elect to defer the payment of the manager's profit allocation due on any payment date. Once deferred, our manager may demand payment thereof upon 20 business days' prior written notice.

Termination of the management services agreement, by any means, will not affect our manager's rights with respect to the allocation shares that it owns, including its right to receive profit allocations.

Example of Calculation of Manager's Profit Allocation

The manager will receive a profit allocation at the end of the fiscal quarter in which a trigger event occurs, as follows (all dollar amounts are in millions):

Assumptions

Year 1:

Acquisition of Company A

Acquisition of Company B

Year 4

Company A (or assets thereof) sold for $25 capital gain over book value of assets at time of sale, which is a qualifying trigger event

Company A's average allocated share of our consolidated net equity over its ownership is $50

Company A's holding period in quarters is 12

Company A's contribution-based profit since acquisition is $5

Year 6:

Company B's contribution-based profit since acquisition is $7

Company B's average allocated share of our consolidated net equity over its ownership is $25

Company B's holding period in quarters is 20

Company B's cumulative gains and losses are $20

Manager elects to have holding period measured for purposes of profit allocation for Company B

		Year 4 A, due to sale	Year 6 B, due to 5 year hold

With Respect to Relevant Business
1	Contribution-based profit since acquisition for respective subsidiary	$5	$7
2	Gain/ Loss on sale of company	25	0
3	Cumulative gains and losses	25	20
4	High water mark prior to transaction	0	20
5	Total Profit Allocation Amount (Line 1 + Line 3)	30	27
6	Business' holding period in quarters since ownership or last measurement due to holding event	12	20
7	Business' average allocated share of consolidated net equity	50	25
8	Business' level1 hurdle amount (2.00% * Line 6 * Line 7)	12	10
9	Business' excess over level 1 hurdle amount (Line 5 – Line 8)	18	17
10	Business' level2 hurdle amount (125% * Line 8)	15	12.5
11	Allocated to manager as "catch-up" (Line 10 – Line 8)	3	2.5
12	Excess over level 2 hurdle amount (Line 9 – Line 11)	15	14.5
13	Allocated to manager from excess over level2 hurdle amount (20% * Line 12)	3	2.9
14	Cumulative allocation to manager (Line 11 + Line 13)	6	5.4
15	High water mark allocation (20% * Line 4)	0	4
16	Manager's Profit Allocation for Current Period (Line 14 – Line 15,> 0)	$6	$1.4

Definitions

For purposes of calculating profit allocation:

•

An entity's "adjusted net assets" will be equal to, as of any date, the sum of (i) such entity's consolidated total assets (as determined in accordance with GAAP) as of such date, plus (ii) the absolute amount of such entity's consolidated accumulated amortization of intangibles (as determined in accordance with GAAP) as of such date, minus (iii) the absolute amount of such entity's adjusted total liabilities as of such date.

•

An entity's "adjusted total liabilities" will be equal to, as of any date, such entity's consolidated total liabilities (as determined in accordance with GAAP) as of such date after excluding the effect of any outstanding third party indebtedness of such entity.

•

A business' "allocated share of our company's overhead" will be equal to, with respect to any measurement period as of any calculation date, the aggregate amount of such business' quarterly share of our company's overhead for each fiscal quarter ending during such measurement period.

•

A business' "average allocated share of our consolidated equity" will be equal to, with respect to any measurement period as of any calculation date, the average (i.e., arithmetic mean) of a business' quarterly allocated share of our consolidated equity for each fiscal quarter ending during such measurement period.

28

•

"Capital gains" (i) means, with respect to any entity, capital gains (as determined in accordance with GAAP) that are calculated with respect to the sale of capital stock or assets of such entity and which sale gave rise to a sale event and the calculation of profit allocation and (ii) will be equal to the amount, adjusted for minority interests, by which (x) the net sales price of such capital stock or assets, as the case may be, exceeded (y) the net book value (as determined in accordance with GAAP) of such capital stock or assets, as the case may be, at the time of such sale, as reflected on our company's consolidated balance sheet prepared in accordance with GAAP; provided, that such amount shall not be less than zero.

•

"Capital losses" (i) means, with respect to any entity, capital losses (as determined in accordance with GAAP) that are calculated with respect to the sale of capital stock or assets of such entity and which sale gave rise to a sale event and the calculation of profit allocation and (ii) will be equal to the amount, adjusted for minority interests, by which (x) the net book value (as determined in accordance with GAAP) of such capital stock or assets, as the case may be, at the time of such sale, as reflected on the company's consolidated balance sheet prepared in accordance with GAAP, exceeded (y) the net sales price of such capital stock or assets, as the case may be; provided, that such absolute amount thereof shall not be less than zero.

•

The company's "consolidated net equity" will be equal to, as of any date, the sum of (i) the company's consolidated total assets (as determined in accordance with GAAP) as of such date, plus (ii) the aggregate amount of asset impairments (as determined in accordance with GAAP) that were taken relating to any businesses owned by the company as of such date, plus (iii) the company's consolidated accumulated amortization of intangibles (as determined in accordance with GAAP), as of such date minus (iv) the company's consolidated total liabilities (as determined in accordance with GAAP) as of such date.

•

A business' "contribution-based profits" will be equal to, for any measurement period as of any calculation date, the sum of (i) the aggregate amount of such business' net income (loss) (as determined in accordance with GAAP and as adjusted for minority interests) with respect to such measurement period (without giving effect to (x) any capital gains or capital losses realized by such business that arise with respect to the sale of capital stock or assets held by such business and which sale gave rise to a sale event and the calculation of profit allocation or (y) any expense attributable to the accrual or payment of any amount of profit allocation or any amount arising under the supplemental put agreement, in each case, to the extent included in the calculation of such business' net income (loss)), plus (ii) the absolute aggregate amount of such business' loan expense with respect to such measurement period, minus (iii) the absolute aggregate amount of such business' allocated share of the company's overhead with respect to such measurement period.

•

The company's "cumulative capital gains" will be equal to, as of any calculation date, the aggregate amount of capital gains realized by the company as of such calculation date, after giving effect to any capital gains realized by the company on such calculation date, since its inception.

•

The company's "cumulative capital losses" will be equal to, as of any calculation date, the aggregate amount of capital losses realized by the company as of such calculation date, after giving effect to any capital losses realized by the company on such calculation date, since its inception.

•

The company's "cumulative gains and losses" will be equal to, as of any calculation date, the sum of (i) the amount of cumulative capital gains as of such calculation date, minus (ii) the absolute amount of cumulative capital losses as of such calculation date.

•

The "high water mark" will be equal to, as of any calculation date, the highest positive amount of the company's cumulative capital gains and losses as of such calculation date that were calculated in connection with a qualifying trigger event that occurred prior to such calculation date.

•	The "high water mark allocation" will be equal to, as of any calculation date, the product of (i) the amount of the high water mark as of such calculation date, multiplied by (ii) 20%.

29

•

A business' "level 1 hurdle amount" will be equal to, as of any calculation date, the product of (i) (x) the quarterly hurdle rate of 2.00% (8% annualized), multiplied by (y) the number of fiscal quarters ending during such business' measurement period as of such calculation date, multiplied by (ii) a business' average allocated share of our consolidated equity for each fiscal quarter ending during such measurement period.

•

A business' "level 2 hurdle amount" will be equal to, as of any calculation date, the product of (i) (x) the quarterly hurdle rate of 2.5% (10% annualized, which is 125% of the 8% annualized hurdle rate), multiplied by (y) the number of fiscal quarters ending during such business' measurement period as of such calculation date, multiplied by (ii) a business' average allocated share of our consolidated equity for each fiscal quarter ending during such measurement period.

•

A business' "loan expense" will be equal to, with respect to any measurement period as of any calculation date, the aggregate amount of all interest or other expenses paid by such business with respect to indebtedness of such business to either the company or other company businesses with respect to such measurement period.

•

The "measurement period" will mean, with respect to any business as of any calculation date, the period from and including the later of (i) the date upon which the company acquired a controlling interest in such business and (ii) the immediately preceding calculation date as of which contribution-based profits were calculated with respect to such business and with respect to which profit allocation were paid (or, at the election of the allocation member, deferred) by the company up to and including such calculation date.

•

The company's "overhead" will be equal to, with respect to any fiscal quarter, the sum of (i) that portion of the company's operating expenses (as determined in accordance with GAAP) (without giving effect to any expense attributable to the accrual or payment of any amount of profit allocation or any amount arising under the supplemental put agreement to the extent included in the calculation of the company's operating expenses), including any management fees actually paid by the company to our manager, with respect to such fiscal quarter that are not attributable to any of the businesses owned by the company (i.e., operating expenses that do not correspond to operating expenses of such businesses with respect to such fiscal quarter), plus (ii) the company's accrued interest expense (as determined in accordance with GAAP) on any outstanding third party indebtedness of the company with respect to such fiscal quarter, minus (iii) revenue, interest income and other income reflected in the company's unconsolidated financial statements as prepared in accordance with GAAP.

•

A "qualifying trigger event" will mean, with respect to any business, a trigger event that gave rise to a calculation of total profit allocation with respect to such business as of any calculation date and (ii) where the amount of total profit allocation so calculated as of such calculation date exceeded such business' level 2 hurdle amount as of such calculation date.

•

A business' "quarterly allocated share of our consolidated equity" will be equal to, with respect to any fiscal quarter, the product of (i) the company's consolidated net equity as of the last day of such fiscal quarter, multiplied by (ii) a fraction, the numerator of which is such business' adjusted net assets as of the last day of such fiscal quarter and the denominator of which is the sum of (x) the company's adjusted net assets as of the last day of such fiscal quarter, minus (y) the aggregate amount of any cash and cash equivalents as such amount is reflected on the company's consolidated balance sheet as prepared in accordance with GAAP that is not taken into account in the calculation of any business' adjusted net assets as of the last day of such fiscal quarter.

•

A business' "quarterly share of the company's overhead" will be equal to, with respect to any fiscal quarter, the product of (i) the absolute amount of the company's overhead with respect to such fiscal quarter, multiplied by (ii) a fraction, the numerator of which is such business' adjusted net assets as of the last day of such fiscal quarter and the denominator of which is the company's adjusted net assets as of the last day of such fiscal quarter.

•	An entity's "third party indebtedness" means any indebtedness of such entity owed to any third party lenders that are not affiliated with such entity.

Reimbursement of Expenses

Our company will be responsible for paying costs and expenses relating to its business and operations. Our company agreed to reimburse our manager during the term of the management services agreement for all costs and expenses of our company that are incurred by our manager or its affiliates on behalf of our company, including any out-of-pocket costs and expenses incurred in connection with the performance of services under the management services agreement, and all costs and expenses the reimbursement of which are specifically approved by our company's board of directors.

Our company will not be obligated or responsible for reimbursing or otherwise paying for any costs or expenses relating to our manager's overhead or any other costs and expenses relating to our manager's conduct of its business and operations. Also, our company will not be obligated or responsible for reimbursing our manager for costs and expenses incurred by our manager in the identification, evaluation, management, performance of due diligence on, negotiation and oversight of potential acquisitions of new businesses for which our company (or our manager on behalf of our company) fails to submit an indication of interest or letter of intent to pursue such acquisition, including costs and expenses relating to travel, marketing and attendance of industry events and retention of outside service providers relating thereto. In addition, our company will not be obligated or responsible for reimbursing our manager for costs and expenses incurred by our manager in connection with the identification, evaluation, management, performance of due diligence on, negotiating and oversight of an acquisition by our company if such acquisition is actually consummated and the business so acquired entered into a transaction services agreement with our manager providing for the reimbursement of such costs and expenses by such business. In this respect, the costs and expenses associated with the pursuit of add-on acquisitions for our company may be reimbursed by any businesses so acquired pursuant to a transaction services agreement.

All reimbursements will be reviewed and, in certain circumstances, approved by our company's board of directors on an annual basis in connection with the preparation of year-end financial statements.

Supplemental Put Provision

In addition to the provisions discussed above, in consideration of our manager's acquisition of the allocation shares, our operating agreement contains a supplemental put provision pursuant to which our manager will have the right to cause our company to purchase the allocation shares then owned by our manager upon termination of the management services agreement.

If (i) the management services agreement is terminated at any time other than as a result of our manager's resignation or (ii) our manager resigns on any date that is at least three years after the closing of our initial public offering, then our manager will have the right, but not the obligation, for one year from the date of such termination or resignation, as the case may be, to elect to cause our company to purchase all of allocation shares then owned by our manager for the put price as of the put exercise date.

For purposes of this provision, the "put price" is be equal to, as of any exercise date, (i) if we terminate the management services agreement, the sum of two separate, independently made calculations of the aggregate amount of manager's profit allocation as of such exercise date or (ii) if our manager resigns, the average of two separate, independently made calculations of the aggregate amount of manager's profit allocation as of such exercise date, in each case, calculated assuming that (x) all of the businesses are sold in an orderly fashion for fair market value as of such exercise date in the order in which the controlling interest in each business was acquired or otherwise obtained by our company, (y) the last day of the fiscal quarter ending immediately prior to such exercise date is the relevant calculation date for purposes of calculating manager's profit allocation as of such exercise date. Each of the two separate, independently made calculations of the manager's profit allocation for purposes of calculating the put price will be performed by a different investment bank that is engaged by our company at its cost and expense. The put price will be adjusted to account for a final "true-up" of the manager's profit allocation.

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

Our company's obligations under the put provision of our operating agreement are absolute and unconditional. In addition, our company will be subject to certain obligations and restrictions upon exercise of our manager's put right until such time as our company's obligations under the put provision of our operating agreement, including any related note, have been satisfied in full, including:

•

subject to our company's right to issue a note in the circumstances described above, our company must use commercially reasonable efforts to raise sufficient debt or equity financing to permit our company to pay the put price or note when due and obtain approvals, waivers and consents or otherwise remove any restrictions imposed under contractual obligations or applicable law or regulations that have the effect of limiting or prohibiting our company from satisfying its obligations under the supplemental put agreement or note;

•

our manager will have the right to have a representative observe meetings of our company's board of directors and have the right to receive copies of all documents and other information furnished to the board of directors;

•

our company and its businesses will be restricted in their ability to sell or otherwise dispose of their property or assets or any businesses they own and in their ability to incur indebtedness (other than in the ordinary course of business) without granting a lien on the proceeds therefrom to the manager, which lien will secure our company's obligations under the put provision of our operating agreement or note; and

•

our company will be restricted in its ability to (i) engage in certain mergers or consolidations, (ii) sell, transfer or otherwise dispose of all or a substantial part of its business, property or assets or all or a substantial portion of the stock or beneficial ownership of its businesses or a portion thereof, (iii) liquidate, wind-up or dissolve, (iv) acquire or purchase the property, assets, stock or beneficial ownership or another person, or (v) declare and pay distributions.

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

Termination of the management services agreement, by any means, will not affect our manager's rights with respect to the allocation shares that it owns. In this regard, our manager will retain its put right and its allocation shares after ceasing to serve as our manager, except that it will effectively lose the put right if it resigns before the third anniversary after the close of our initial public offering. As a result, if we terminate our manager, regardless of the reason for such termination, it would retain the right to exercise the put right and demand payment of the put price.

Termination Fee

We will pay our manager a termination fee upon termination of the management services agreement if such termination is based solely on a vote of our company's board of directors and our shareholders; no other termination fee will be payable to our manager in connection with the termination of the management services agreement for any other reason. The termination fee that is payable to our manager will be equal to the product of (i) two (2) multiplied by (ii) the sum of the amount of the four management fees calculated with respect to the four fiscal quarters immediately preceding the termination date of the management services agreement. The termination fee will be payable in eight equal quarterly installments, with the first such installment being paid on or within five business days of the last day of the fiscal quarter in which the management services agreement was terminated and each subsequent installment being paid on or within five business days of the last day of each subsequent fiscal quarter, until such time as the termination fee is paid in full to our manager.

GOVERNMENT REGULATION

We do not believe that government regulation materially impacts our management consulting business directly with the exception of payroll taxes on the state and federal levels.

INTELLECTUAL PROPERTY

We do not own or license any material intellectual property in connection with the operation of our management consulting business.

EMPLOYEES

As of March 2016, the only full time employee involved in our management consulting business is Ellery W. Roberts. Mr. Roberts spends approximately 80% of his business time on the business and affairs of our company. The balance of his business time is mostly spent on the business and affairs of our company generally (other than the business and affairs of our management consulting business).

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

Risks Related to Our Business and Structure

Our independent registered public accounting firm, in their audit report related to our financial statements for the fiscal year ended December 31, 2015, expressed substantial doubt about our ability to continue as a going concern.

Our auditors have issued a going concern opinion in their audit report related to our financial statements for the fiscal year ended December 31, 2015. This means that our auditors believe there is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated significant revenues, have suffered net losses, and will incur additional expenses as a result of being a public reporting company. Related to this concern, our current liabilities exceed our current assets. We must raise cash from sources other than operations. Our only other source for cash at this time is investments by our Chief Executive Officer and Chairman in our company. We must raise cash to implement our projected plan of operations. Accordingly, if we are unable to obtain additional working capital by either raising sufficient capital or by generating sufficient capital to meet our operating costs, our business may fail.

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

Our future success is dependent on the employees of our manager, our manager's operating partners and the management team of our business, the loss of any of whom could materially adversely affect our financial condition, business and results of operations.

Our future success depends, to a significant extent, on the continued services of the employees of our manager. The loss of their services may materially adversely affect our ability to manage the operations of our future businesses. The employees of our manager may leave our manager and go to companies that compete with us in the future. In addition, we will depend on the assistance provided by our manager's operating partners in evaluating, performing diligence on and managing our businesses. The loss of any employees of our manager or any of our manager's operating partners may materially adversely affect our ability to implement or maintain our management strategy or our acquisition strategy.

The future success of our future businesses also depends on the respective management teams of those businesses because we intend to operate our businesses on a stand-alone basis, primarily relying on their existing management teams for management of our businesses' day-to-day operations. Consequently, their operational success, as well as the success of any organic growth strategy, will be dependent on the continuing efforts of the management teams of our future businesses. We will seek to provide these individuals with equity incentives in our company and to have employment agreements with certain persons we have identified as key to their businesses. However, these measures may not prevent these individuals from leaving their employment. The loss of services of one or more of these individuals may materially adversely affect our financial condition, business and results of operations.

We may experience difficulty as we evaluate, acquire and integrate the businesses that we may acquire in the future, which could result in drains on our resources, including the attention of our management, and disruptions of our on-going business.

A component of our strategy is to acquire a platform operating business in a particular industry and then acquire other businesses in the same industry. We will focus on small to middle market businesses in various industries. Generally, because such businesses are privately held, we may experience difficulty in evaluating potential target businesses as much of the information concerning these businesses is not publicly available. Therefore, our estimates and assumptions used to evaluate the operations, management and market risks with respect to potential target businesses may be subject to various risks and uncertainties. Further, the time and costs associated with identifying and evaluating potential target businesses and their industries may cause a substantial drain on our resources and may divert our management team's attention away from the operations of our businesses for significant periods of time.

In addition, we may have difficulty effectively integrating and managing future acquisitions. The management or improvement of businesses we acquire may be hindered by a number of factors, including limitations in the standards, controls, procedures and policies implemented in connection with such acquisitions. Further, the management of an acquired business may involve a substantial reorganization of the business' operations resulting in the loss of employees and customers or the disruption of our ongoing businesses. We may experience greater than expected costs or difficulties relating to an acquisition, in which case, we might not achieve the anticipated returns from any particular acquisition.

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

Mr. Ellery W. Roberts, our Chief Executive Officer, President, Chief Financial Officer, and Chairman, and sole executive officer, anticipates devoting approximately 80% of his time to the affairs of our company. As such, he may engage in other business activities. This may result in a conflict of interest in allocating his time between our operations and the management and operations of other businesses. Conflicts of interest that arise over the allocation of time may not always be resolved in our favor and may materially adversely affect our financial condition, business and results of operations. See the section entitled "Item 13. Certain Relationships and Related Transactions, and Director Independence" for more information about the potential conflicts of interest of which you should be aware.

If we are unable to generate sufficient cash flow from the anticipated future dividends and interest payments that we expect to receive from our future businesses, we may not be able to make distributions to our shareholders.

We expect that our company's primary business (other than the operation of our management consulting business) will be the holding of controlling interests in the operating businesses that we expect to acquire in the future. Therefore, we will be dependent upon the ability of our businesses to generate cash flows and, in turn, distribute cash to us in the form of interest and principal payments on indebtedness and distributions on equity to enable us, first, to satisfy our financial obligations and, second, to make distributions to our shareholders. The ability of our future businesses to make payments to us may also be subject to limitations under laws of the jurisdictions in which they are incorporated or organized. If, as a consequence of these various restrictions or otherwise, we are unable to generate sufficient cash flow from our businesses, we may not be able to declare, or may have to delay or cancel payment of, distributions to our shareholders. See the section entitled "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Our Company – Dividend and Distribution Policy" for a more detailed description of these restrictions.

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

These provisions, among others things:

•

restrict our company's ability to enter into certain transactions with our major shareholders, with the exception of our manager, modeled on the limitation contained in Section 203 of the General Corporation Law of the State of Delaware, which we refer to as the DGCL;

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

These provisions, as well as other provisions in the operating agreement, may delay, defer or prevent a transaction or a change in control that might otherwise result in you receiving a takeover premium for your common shares. See the section entitled "Description of Shares—Anti-Takeover Provisions" in our Registration Statement on Form S-1, as amended, filed with the SEC on May 6, 2014 for more information about voting and consent rights and the anti-takeover provisions.

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

We may engage in a business transaction with one or more target businesses that have relationships with our executive officers, our directors, our manager, our manager's employees or our manager's operating partners, or any of their respective affiliates, which may create or present conflicts of interest.

We may decide to engage in a business transaction with one or more target businesses with which our executive officers, our directors, our manager, our manager's employees or our manager's operating partners, or any of their respective affiliates, have a relationship, which may create or present conflicts of interest. While we might obtain a fairness opinion from an independent investment banking firm with respect to such a transaction, conflicts of interest may still exist with respect to a particular acquisition and, as a result, the terms of the acquisition of a target business may not be as advantageous to our shareholders as it would have been absent any conflicts of interest.

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

As an "Emerging Growth Company" under the JOBS Act, we are permitted to rely on exemptions from certain disclosure requirements.

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

•

disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive's compensation to median employee compensation.

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

Risks Relating to Our Relationship with Our Manager

Termination of the management services agreement will not affect our manager's rights to receive profit allocations and removal of our manager may cause us to incur significant fees.

Our manager owns 100% of the allocation shares of our company, which generally will entitle our manager to receive a profit allocation as a form of preferred distribution. In general, this profit allocation is designed to pay our manager 20% of our company's profits upon clearance of an annualized hurdle rate. If our manager resigns or is removed, for any reason, it will remain the owner of our allocation shares. It will therefore remain entitled to all profit allocations while it holds our allocation shares regardless of whether it is terminated as our manager. If we terminate our manager, it may therefore be difficult or impossible for us to find a replacement to serve the function of our manager, because we would not be able to force our manager to transfer its allocation shares to a replacement manager so that the replacement manager could be entitled to a profit allocation. Therefore, as a practical matter, it may be difficult for us to replace our manager without its cooperation. If it becomes necessary to replace our manager and we are unable to replace our manager without its cooperation, we may be unable to continue to manage our operations effectively and our business may fail.

If we terminate the management services agreement with our manager, any fees, costs and expenses already earned or otherwise payable to the manager upon termination would become immediately due. Moreover, if our manager were to be removed and our management services agreement terminated by a vote of our board of directors and a majority of our common shares other than common shares beneficially owned by our manager, we would also owe a termination fee to our manager on top of the other fees, costs and expenses. In addition, the management services agreement is silent as to whether termination of our manager "for cause" would result in a termination fee; there is therefore a risk that the agreement may be interpreted to entitle our manager to a termination fee even if terminated "for cause". The termination fee would equal twice the sum of the aggregate management fees that had been incurred for the preceding year. As a result, we could incur significant management fees as a result of the termination of our manager, which may increase the risk that our business may be unable to meet its financial obligations or otherwise fail.

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

While our Chief Executive Officer intends to devote approximately 80% of his time to the affairs of our company and our manager must present all opportunities that meet our company's acquisition and disposition criteria to our board of directors, neither our manager nor our Chief Executive Officer is expressly prohibited from investing in or managing other entities, including those that are in the same or similar line of business as our management consulting business. In this regard, the management services agreement and the obligation to provide management services will not create a mutually exclusive relationship between our manager and its affiliates, on the one hand, and our company, on the other. See the sections entitled "Item 1. Business. – Our Business – Our Manager" and "Item 1. Business. – Management Services Agreement" for more information about our relationship with our manager and our management team.

Our manager need not present an acquisition opportunity to us if our manager determines on its own that such acquisition opportunity does not meet our company's acquisition criteria.

Our manager will review any acquisition opportunity to determine if it satisfies our company's acquisition criteria, as established by our board of directors from time to time. If our manager determines, in its sole discretion, that an opportunity fits our criteria, our manager will refer the opportunity to our board of directors for its authorization and approval prior to signing a letter of intent, indication of interest or similar document or agreement. Opportunities that our manager determines do not fit our criteria do not need to be presented to our board of directors for consideration. In addition, upon a determination by our board of directors not to promptly pursue an opportunity presented to it by our manager, in whole or in part, our manager will be unrestricted in its ability to pursue such opportunity, or any part that we do not promptly pursue, on its own or refer such opportunity to other entities, including its affiliates. If such an opportunity is ultimately profitable, we will have not participated in such opportunity. See the section entitled "Item 1. Business. – Management Services Agreement – Acquisition and Disposition Opportunities" for more information about our company's current acquisition criteria.

Our Chief Executive Officer, Mr. Ellery W. Roberts, controls our manager and, as a result we may have difficulty severing ties with Mr. Roberts.

Under the terms of the management services agreement, our board of directors may, after due consultation with our manager, at any time request that our manager replace any individual seconded to our company, and our manager will, as promptly as practicable, replace any such individual. However, because Mr. Roberts controls our manager, we may have difficulty completely severing ties with Mr. Roberts absent terminating the management services agreement and our relationship with our manager. Further, termination of the management services agreement could give rise to a significant financial obligation of our company, which may have a material adverse effect on our business and financial condition. See the sections entitled "Item 1. Business. – Our Business – Our Manager" and "Item 1. Business. – Management Services Agreement" for more information about our relationship with our manager.

If the management services agreement is terminated, our manager, as holder of the allocation shares, has the right to cause our company to purchase its allocation shares, which may have a material adverse effect on our financial condition.

If (i) the management services agreement is terminated at any time other than as a result of our manager's resignation, subject to (ii), or (ii) our manager resigns on any date that is at least three years after the closing of our initial public offering, our manager will have the right, but not the obligation, for one year from the date of termination or resignation, as the case may be, to cause our company to purchase the allocation shares for the put price. The put price shall be equal to, as of any exercise date, (i) if we terminate the management services agreement, the sum of two separate, independently made calculations of the aggregate amount of the "base put price amount" as of such exercise date, or (ii) if our manager resigns, the average of two separate, independently made calculations of the aggregate amount of the "base put price amount" as of such exercise date. If our manager elects to cause our company to purchase its allocation shares, we are obligated to do so and, until we have done so, our ability to conduct our business, including our ability to incur debt, to sell or otherwise dispose of our property or assets, to engage in certain mergers or consolidations, to acquire or purchase the property, assets or stock of, or beneficial interests in, another business, or to declare and pay dividends, would be restricted. These financial and operational obligations of our company may have a material adverse effect on our financial condition, business and results of operations. See the section entitled "Item 1. Business. – Our Business – Our Manager – Our Manager as an Equity Holder – Supplemental Put Provision" for more information about our manager's put right and our obligations relating thereto, as well as the definition and calculation of the base put price amount.

If the management services agreement is terminated, we will need to change our name and cease our use of the term "1847", which in turn could have a material adverse impact upon our business and results of operations as we would be required to expend funds to create and market a new name.

Our manager controls our rights to the term "1847" as it is used in the name of our company. Our company and our management consulting business and any future businesses that we may acquire must cease using the term "1847", including any trademark based on the name of our company that may be licensed to them by our manager under a the license provisions of our management services agreement, entirely in their businesses and operations within 180 days of our termination of the management services agreement. The sublicense provisions of the management services agreement would require our company and its businesses to change their names to remove any reference to the term "1847" or any reference to trademarks licensed to them by our manager. This also would require us to create and market a new name and expend funds to protect that name, which may have a material adverse effect on our business and results of operations.

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

Our manager can resign on 120 days' notice and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could materially adversely affect our financial condition, business and results of operations, as well as the market price of our common shares.

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

Our company will record the allocation shares at the redemption value at each balance sheet date by recording any change in fair value through its income statement as a dividend between net income and net income available to common shareholders. The redemption value of the allocation shares is largely related to the value of the profit allocation that our manager, as holder of the allocation shares, will receive. The redemption value of the allocation shares may fluctuate on a period-to-period basis based on the distributions we pay to our shareholders, the earnings of our businesses and the price of our common shares, which fluctuation may be significant, and could cause a material adverse effect on our company's results of operations. See the sections entitled "Item 1. Business. – Our Business – Our Manager – Our Manager as an Equity Holder—Manager's Profit Allocation" and "Item 1. Business. – Our Business – Our Manager – Our Manager as an Equity Holder – Supplemental Put Provision" for more information about the terms and calculation of the profit allocation and any payments under the supplemental put provisions of our operating agreement and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information about our accounting policy with respect to the profit allocation and the allocation shares.

We cannot determine the amount of management fee that will be paid to our manager over time with certainty, which management fee may be a significant cash obligation of our company and may reduce the cash available for operations and distributions to our shareholders.

Other than with respect to our current management consulting business, our manager's management fee will be calculated by reference to our company's adjusted net assets, which will be impacted by the following factors:

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

Our manager is entitled to receive a management fee that is based on our adjusted net assets, as defined in the management services agreement, regardless of the performance of our businesses. In this respect, the calculation of the management fee is unrelated to our company's net income. As a result, the management fee may encourage our manager to increase the amount of our assets by, for example, recommending to our board of directors the acquisition of additional assets, rather than increase the performance of our businesses. In addition, payment of the management fee may reduce or eliminate the cash we have available for distribution to our shareholders.

The management fee is based solely upon our adjusted net assets; therefore, if in a given year our performance declines, but our adjusted net assets remain the same or increase, the management fee we pay to our manager for such year will increase as a percentage of our net income and may reduce the cash available for distribution to our shareholders.

Other than with respect to our management consulting business, the management fee we pay to our manager will be calculated solely by reference to our company's adjusted net assets. If in a given year the performance of our company declines, but our adjusted net assets remains the same or increases, the management fee we pay to our manager for such year will increase as a percentage of our net income and may reduce the cash available for distributions to our shareholders. See the section entitled "Item 1. Business – Our Manager – Our Manager as a Service Provider – Management Fee" for more information about the terms and calculation of the management fee.

The amount of profit allocation to be paid to our manager could be substantial. However, we cannot determine the amount of profit allocation that will be paid over time or the put price with any certainty.

We cannot determine the amount of profit allocation that will be paid over time or the put price with any certainty. Such determination would be dependent on, among other things, the number, type and size of the acquisitions and dispositions that we make in the future, the distributions we pay to our shareholders, the earnings of our businesses and the market value of common shares from time to time, factors that cannot be predicted with any certainty at this time. Such factors will have a significant impact on the amount of any profit allocation to be paid to our manager, especially if our share price significantly increases. See the section entitled "Item 1. Business – Our Manager – Our Manager as an Equity Holder – Manager's Profit Allocation" for more information about the calculation and payment of profit allocation. Any amounts paid in respect of the profit allocation are unrelated to the management fee earned for performance of services under the management services agreement.

The management fee and profit allocation to be paid to our manager may significantly reduce the amount of cash available for distribution to our shareholders and for operations.

Under the management services agreement, our company will be obligated to pay a management fee to and, subject to certain conditions, reimburse the costs and out-of-pocket expenses of our manager incurred on behalf of our company in connection with the provision of services to our company. Similarly, our businesses will be obligated to pay fees to and reimburse the costs and expenses of our manager pursuant to any offsetting management services agreements entered into between our manager and our businesses, or any transaction services agreements to which such businesses are a party. In addition, our manager, as holder of the allocation shares, will be entitled to receive a profit allocation upon satisfaction of applicable conditions to payment and may be entitled to receive the put price upon the occurrence of certain events. While we cannot quantify with any certainty the actual amount of any such payments in the future, we do expect that such amounts could be substantial. See the section entitled "Item 1. Business – Our Manager" for more information about these payment obligations of our company. The management fee, put price and profit allocation will be payment obligations of our company and, as a result, will be senior in right to the payment of any distributions to our shareholders. Likewise, the profit allocation may also significantly reduce the cash available for operations.

Our manager's influence on conducting our business and operations, including acquisitions, gives it the ability to increase its fees and compensation to our Chief Executive Officer, which may reduce the amount of cash available for distribution to our shareholders.

Under the terms of the management services agreement, our manager is paid a management fee calculated as a percentage of our company's adjusted net assets for certain items and is unrelated to net income or any other performance base or measure. See the section entitled "Item 1. Business – Our Manager – Our Manager as a Service Provider – Management Fee" for more information about the calculation of the management fee. Our manager, which Ellery W. Roberts, our Chief Executive Officer, controls, may advise us to consummate transactions, incur third-party debt or conduct our operations in a manner that, in our manager's reasonable discretion, are necessary to the future growth of our businesses and are in the best interests of our shareholders. These transactions, however, may increase the amount of fees paid to our manager which, in turn, may result in higher compensation to Mr. Roberts because his compensation is paid by our manager from the management fee it receives from our company.

Fees paid by our company and our businesses pursuant to transaction services agreements do not offset fees payable under the management services agreement and will be in addition to the management fee payable by our company under the management services agreement.

The management services agreement provides that businesses that we may acquire in the future may enter into transaction services agreements with our manager pursuant to which our businesses will pay fees to our manager. See the section entitled "Item 1. Business – Our Manager – Our Manager as a Service Provider" for more information about these agreements. Unlike fees paid under the offsetting management services agreements, fees that are paid pursuant to such transaction services agreements will not reduce the management fee payable by our company. Therefore, such fees will be in addition to the management fee payable by our company or offsetting management fees paid by businesses that we may acquire in the future.

The fees to be paid to our manager pursuant to these transaction service agreements will be paid prior to any principal, interest or dividend payments to be paid to our company by our businesses, which will reduce the amount of cash available for distributions to shareholders.

Our manager's profit allocation may induce it to make decisions and recommend actions to our board of directors that are not optimal for our business and operations.

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

If we do not have sufficient liquid assets to pay the management fee and profit allocation, including the put price, when such payments are due and payable, we may be required to liquidate assets or incur debt in order to make such payments. This circumstance could materially adversely affect our liquidity and ability to make distributions to our shareholders. See the section entitled "Our Manager" for more information about these payment obligations of our company.

Risks Related to Taxation

Our shareholders will receive an IRS Form K-1 and will be subject to taxation on their share of our company's taxable income, whether or not they receive cash distributions from our company.

Our company is a limited liability company, and subject to the discussion in "Material U.S. Federal Income Tax Considerations," of our registration statement on Form S-1, as amended, filed with the SEC on May 6, 2014, our company will be classified as a partnership for U.S. federal income tax purposes. Consequently, our shareholders will be subject to U.S. federal income taxation and, possibly, state, local and foreign income taxation on their share of our company's taxable income, whether or not they receive cash distributions from our company. There is, accordingly, a risk that our shareholders may not receive cash distributions equal to their portion of our company's taxable income or sufficient in amount to satisfy the tax liability that results from that income. This risk is attributable to a number of variables such as results of operations, unknown liabilities, government regulations, financial covenants of the debt of our company, funds needed for future acquisitions and/or to satisfy short- and long-term working capital needs of our businesses, and the discretion and authority of our company's board of directors to pay or modify our distribution policy. In addition, if our company invests in the stock of a controlled foreign corporation or other foreign corporation subject to other U.S. anti-deferral rules (or if one of the corporations in which our company invests becomes a controlled foreign corporation), our company may recognize taxable income attributable to certain items of income of the foreign corporation, which our shareholders will be required to take into account in determining their taxable income, without a corresponding receipt of cash to distribute to our shareholders.

As a partnership, our company itself will not be subject to U.S. federal income tax, although it will file an annual partnership information return with the IRS. The information return will report the results of our company's activities and will contain a Schedule K-1 for each company shareholder reflecting allocations of profits or losses (and items thereof) to members of our company, that is, to the shareholders. Each partner of a partnership is required to report on his/her income tax return his/her share of items of income, gain, loss, deduction, credit, and other items of the partnership (in each case, as reflected on such Schedule K-1) without regard to whether cash distributions are received. Each holder will be required to report on his/her tax return his/her allocable share of company income, gain, loss, deduction, credit and other items for our company's taxable year that ends with or within the holder's taxable year. Thus, holders of common shares may be required to report taxable income (and thus be subject to significant income tax liability) without a corresponding current receipt of cash if our company were to recognize taxable income and not make cash distributions to the shareholders.

The determination of a holder's distributive share of any item of income, gain, loss, deduction, or credit of a partnership is governed by the operating agreement. The income tax laws governing the allocation of company income, gains, losses, deductions or credits set forth in a particular Schedule K-1 are complex and there can be no assurance that the IRS would not successfully challenge any allocation set forth in any such Schedule K-1. Whether an allocation set forth in any particular K-1 issued to a shareholder will be accepted by the IRS depends on a facts and circumstances analysis of the underlying economic arrangement of our company's shareholders. If the IRS were to prevail in challenging the allocations provided by the operating agreement, the amount of income or loss allocated to holders for U.S. federal income tax purposes could be increased or reduced, respectively, or the character of the income or loss could be modified.

Additionally, payment of the profit allocation to our manager could result in allocations of taxable income (with no corresponding cash distributions) to our shareholders, thus giving rise to "phantom" income. There could also be situations where shareholders receive cash distributions without an accompanying allocation of profits. Such distributions may reduce your tax basis in your common shares, and if such distributions are in an amount in excess of your tax basis, you may realize taxable gain. Moreover, as a result of such distributions, you may realize greater gain (or smaller loss) than you may otherwise expect on the disposition of your common shares. You may have a tax gain even if the sales price you receive is less than your original cost.

All of our company's income could be subject to an entity-level tax in the United States, which could result in a material reduction in cash flow available for distribution to holders of common shares and thus could result in a substantial reduction in the value of the common shares.

Based on the number of shareholders we may have as a result of our initial public offering, and due to the possibility our shares may be listed for trading on the Over-The-Counter Bulletin Board, we believe that in the future, our company may be regarded as a publicly-traded partnership. Under the federal tax laws, a publicly-traded partnership generally will be treated as a corporation for U.S. federal income tax purposes. A publicly-traded partnership will be treated as a partnership, however, and not as a corporation, for U.S. federal tax purposes, so long as 90% or more of its gross income for each taxable year constitutes "qualifying income" within the meaning of section 7704(d) of the Internal Revenue Code of 1986, as amended, or the Code, and our company is not required to register under the Investment Company Act. Qualifying income generally includes dividends, interest (other than interest derived in the conduct of a financial or insurance business or interest the determination of which depends in whole or in part on the income or profits of any person), certain real property rents, certain gain from the sale or other disposition of real property, gains from the sale of stock or debt instruments which are held as capital assets, and certain other forms of "passive-type" income. Our company expects to realize sufficient qualifying income to satisfy the qualifying income exception. Our company also expects that we will not be required to register under the Investment Company Act.

Under current law and assuming full compliance with the terms of the operating agreement (and other relevant documents) and based upon factual representations made by the manager and our company, Ellenoff, Grossman & Schole LLP, as special tax counsel, has delivered an opinion, which states that, at the close of its initial public offering our companywill be classified as a partnership, and not as an association or publicly-traded partnership taxable as a corporation, for U.S. federal income tax purposes. The factual representations made by us upon which Ellenoff, Grossman & Schole LLP has relied include: (a) our company has not elected and will not elect to be treated as a corporation for U.S. federal income tax purposes; (b) our company will not be required to register under the Investment Company Act; (c) for each taxable year, more than 90% of our company's gross income will consist of dividends, interest (other than interest derived from engaging in a lending, banking, financial, insurance or similar business or interest the determination of which depends in whole or in part on the income or profits of any person), and gains from the sale of stock or debt instruments which are held as capital assets; and (d) for each taxable year the sum of (i) the aggregate amount of offsetting management fees to be paid pursuant to the offsetting management services agreements and (ii) any other income that does not satisfy the 90% test described in the preceding clause (c) will not exceed 9.5% of our company's gross income.

The IRS may assert that interest received by our company from its subsidiaries is not qualifying income either because it is received from controlled subsidiaries or because it is derived in the conduct of a financial business. If our company fails to satisfy this "qualifying income" exception or is required to register under the Investment Company Act, our company will be classified as a corporation for U.S. federal (and certain state and local) income tax purposes, and shareholders of our company would be treated as shareholders in a domestic corporation. Our company would be required to pay federal income tax at regular corporate rates on its income. In addition, our company would likely be liable for state and local income and/or franchise taxes on its income. Distributions to the shareholders would constitute ordinary dividend income (taxable at then existing rates) to such holders to the extent of our company's earnings and profits, and the payment of these dividends would not be deductible to our company. Taxation of our company as a corporation could result in a material reduction in distributions to our shareholders and after-tax return and, thus, would likely result in a substantial reduction in the value of, or materially adversely affect the market price of, the common shares.

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

Our company may incur debt for a variety of reasons, including for acquisitions as well as other purposes. Under partnership tax accounting principles (which apply to our company), debt of our company generally will be allocable to our shareholders, who will realize the benefit of including their allocable share of the debt in the tax basis of their investment in common shares. As discussed in the section entitled "Material U.S. Federal Income Tax Considerations," of our registration statement on Form S-1, as amended, filed with the SEC on May 6, 2014, the tax basis in common shares will be adjusted for, among other things, distributions of cash and company losses, if any. At the time a shareholder later sells common shares, the selling shareholder's amount realized on the sale will include not only the sales price of the common shares but also will include the shareholder's portion of our company's debt allocable to his common shares (which is treated as proceeds from the sale of those common shares). Depending on the nature of our company's activities after having incurred the debt, and the utilization of the borrowed funds, a later sale of common shares could result in a larger taxable gain (or a smaller tax loss) than anticipated.

The treatment of qualified dividend income and long-term capital gains under current U.S. federal income tax law may be adversely affected, changed, or repealed in the future. Further, there is no assurance that the dividends our company receives from the businesses that we acquire in the future will be treated as qualified dividend income.

Under current law, qualified dividend income and long-term capital gains are taxed to U.S. individual investors at preferential U.S. federal income tax rates. Currently, the preferential tax rates for qualified dividend income and long-term capital gains are 0%, 15% or 20%, depending on the individual investor's U.S. federal income tax bracket. This preferential tax treatment may be adversely affected, changed, or repealed by future changes in tax laws at any time.

A portion of the income arising from an investment in our common shares may be treated as UBTI and taxable to certain tax-exempt holders despite such holders' tax-exempt status.

Our company expects to incur debt that would be treated as "acquisition indebtedness" under section 514I of the Code with respect to certain of its investments. To the extent our company recognizes income in the form of dividends or interest from any investment with respect to which there is "acquisition indebtedness" during a taxable year, or to the extent our company recognizes gain from the disposition of any investment with respect to which there is "acquisition indebtedness," a portion of the income received will be treated as unrelated business taxable income, which we refer to as UBTI, and taxable to tax-exempt investors.

Our structure involves complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. Our structure also is subject to potential legislative, judicial, or administrative changes and differing interpretations, possibly with retroactive effect.

The U.S. federal income tax treatment of our shareholders depends in some instances on determinations of fact and interpretations of complex provisions of U.S. federal income tax law for which no clear precedent, guidance or authority may be available. The U.S. federal income tax rules are constantly under review by persons involved in the legislative process, the IRS and the U.S. Treasury Department, frequently resulting in revised interpretations of established concepts, statutory changes, revisions to regulations and other modifications and interpretations. The IRS pays close attention to the proper application of federal income tax laws to partnerships. The present U.S. federal income tax treatment of an investment in our common shares may be modified by administrative, legislative, or judicial interpretation at any time, and any such action may affect investments previously made. For example, changes to the U.S. federal income tax laws and interpretations thereof could make it more difficult or impossible to meet the qualifying income exception for our company to be classified as a partnership, and not as a corporation, for U.S. federal income tax purposes, cause our company to change investments, affect the tax considerations of an investment in our company, change the character or treatment of portions of our company's income, and adversely affect an investment in our common shares.

Our operating agreement permits the board of directors to revise our allocation methods in order to address certain changes in U.S. federal income tax regulations, legislation or interpretation. In some circumstances, such revisions could have a material adverse impact on some or all of our shareholders. Moreover, we will apply certain assumptions and conventions in an attempt to comply with applicable rules and to report income, gain, deduction, loss and credit to our shareholders in a manner that reflects such shareholders' beneficial ownership of partnership items, taking into account variation in ownership interests during each taxable year because of trading activity. However, these assumptions and conventions may not be in compliance with all aspects of applicable federal income tax requirements. It is possible that the IRS will assert successfully that the conventions and assumptions used by us do not satisfy the technical requirements of the Code and/or regulations and could require that items of income, gain, deductions, loss or credit, including interest deductions, be adjusted, recharacterized, reallocated, or disallowed, in a manner that adversely affects our shareholders.

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

Risks Related to Ownership of our Common Shares

The market price for our common shares may be volatile, and an investor may not be able to sell our common shares at a favorable price or at all.

The market price of our common shares is likely to fluctuate significantly from time to time in response to factors including:

•	differences between our actual financial and operating results and those expected by investors;

•	fluctuations in quarterly operating results;

•	our performance during peak seasons such as during the last quarter of the year;

•	market conditions in our industry and the economy as a whole;

•

changes in the estimates of our operating performance or changes in recommendations by any research analysts that may follow our stock in the future or any failure to meet the estimates made by research analysts that issue research reports on our company in the future;

•	investors' perceptions of our prospects and the prospects of the consumer finance market;

•	introductions of new products or new pricing policies by us or by our competitors;

•	stock transactions by our principal stockholders;

•	recruitment or departure of key personnel; and

•	the level and quality of securities research analyst coverage for our common shares.

In addition, public announcements by our competitors concerning, among other things, their performance, strategy, or accounting practices could cause the market price of our common shares to decline regardless of our actual operating performance.

Our common shares are eligible for quotation on the OTCBB but no quotations have been made and no trading has occurred in our common shares. Due to the lack of an active trading market for our securities, you may have difficulty selling any common shares you purchase in this offering, which could result in the loss of your investment.

There is presently no demand for our common shares and no active public market exists for the common shares being offered in this prospectus. Our common shares are eligible for quotation on the OTCBB. The OTCBB is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter (OTC) securities. The OTCBB is not an issuer listing service, market or exchange. Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC or applicable regulatory authority. Market Makers are not permitted to begin quotation of a security whose issuer does not meet this filing requirement. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time. If an active market is never ever developed for our common shares, it will be difficult or impossible for you to sell any common shares you purchase in this offering. In such case, you may find that you are unable to achieve any benefit from your investment or liquidate your shares without considerable delay, if at all.

Furthermore, the OTCBB, in general, is a significantly more limited market than the New York Stock Exchange or NASDAQ. Even if a market begins to develop in our common shares, the quotation of our common shares on the OTCBB may result in a less liquid market available for existing and potential stockholders to trade common shares, could depress the trading price of our common shares and could have a long-term adverse impact on our ability to raise capital in the future.

Our potential future earnings and cash distributions to our shareholders may affect the market price of our common shares.

Generally, the market price of our common shares may be based, in part, on the market's perception of our growth potential and our current and potential future cash distributions, whether from operations, sales, acquisitions or refinancings, and on the value of our businesses. For that reason, our common shares may trade at prices that are higher or lower than our net asset value per share. Should we retain operating cash flow for investment purposes or working capital reserves instead of distributing the cash flows to our shareholders, the retained funds, while increasing the value of our underlying assets, may materially adversely affect the market price of our common shares. Our failure to meet market expectations with respect to earnings and cash distributions and our failure to make such distributions, for any reason whatsoever, could materially adversely affect the market price of our common shares.

Penny stock regulations under U.S. federal securities laws may adversely affect the ability of investors to resell their common shares.

We anticipate that our common shares will be subject to the penny stock rules under the Exchange Act. These rules regulate broker-dealer practices for transactions in "penny stocks." Penny stocks are generally equity securities with a price of less than $5.00 per share. The penny stock rules require broker-dealers that derive more than five percent of their customer transaction revenues from transactions in penny stocks to deliver a standardized risk disclosure document that provides information about penny stocks, and the nature and level of risks in the penny stock market, to any non-institutional customer to whom the broker-dealer recommends a penny stock transaction. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction, the broker and/or dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. The transaction costs associated with penny stocks are high, reducing the number of broker-dealers who may be willing to engage in the trading of our shares. These additional penny stock disclosure requirements are burdensome and may reduce all the trading activity in the market for our common shares. As long as our common shares are subject to the penny stock rules, holders of our common shares may find it more difficult to sell their common shares.

If you are not an institutional investor, you may purchase our securities in this offering only if you reside within certain states in which we will apply to have the securities registered.

We have applied to register our shares of common stock, or will rely on an exemption from registration, to offer and sell our common stock to retail customers only in Colorado, Connecticut, Delaware, Georgia, Hawaii, Illinois, Indiana, Louisiana, Minnesota, Missouri, New York, Rhode Island, Utah, Virginia, and Wisconsin. In the states where we have applied to have our common stock registered for sale, we will not sell our common stock to retail customers in these states unless and until such registration is effective. If you are not an "institutional investor," you must be a resident of one of these jurisdictions to purchase our common stock in this offering. We may offer and sell our common stock in this offering to institutional investors in every state pursuant to an exemption provided for sales to these investors under the state Blue Sky laws. The definition of an "institutional investor" varies from state to state but generally includes financial institutions, broker-dealers, banks, insurance companies and other qualified entities. Under the National Securities Markets Improvement Act of 1996, states are pre-empted from regulating transactions in certain categories of securities that are designated as "covered securities." Since we will file periodic and annual reports under the Securities Exchange Act of 1934, our common stock will be considered covered securities. Therefore, resales of the registered securities are exempt from state registration requirements. However, each state retains jurisdiction to investigate and bring enforcement actions with respect to fraud or deceit, or unlawful conduct by a broker or dealer, in connection with the sale of securities. For a complete discussion of the Blue Sky state securities laws and registrations affecting this offering, please see the section titled "Underwriting — State Blue Sky Information."

Our security holders may face significant restrictions on the resale of our securities due to state "blue sky" laws.

Each state has its own securities laws, often called "blue sky" laws, which (1) limit sales of securities to a state's residents unless the securities are registered in that state or qualify for an exemption from registration and (2) govern the reporting requirements for broker-dealers and stock brokers doing business directly or indirectly in the state. Before a security is sold in a state, there must be a registration in place to cover the transaction, or it must be exempt from registration. Also, the broker must be registered in that state. We do not know whether our securities will be registered, or exempt, under the laws of any states. A determination regarding registration will be made by the broker-dealers, if any, who agree to serve as the market-makers for our securities. There may be significant state blue sky law restrictions on the ability of investors to sell, and on purchasers to buy, our securities. Investors should consider the resale market for our securities to be limited. Security holders may be unable to resell their securities, or they may be unable to resell them without the significant expense of state registration or qualification.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Our principal office is located at 590 Madison Avenue, 18th Floor, New York, NY 10022. Our office lease agreement's initial term was from February 1, 2013 to April 30, 2013, and has been renewed for additional three-month periods since that term. The office lease is renewed automatically unless we provide written notice to the landlord. Our initial lease fees were a retainer deposit of $369, $468.00 for the first month and $369.00 for each subsequent month thereafter.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares are quoted on the OTC Bulletin Board under the symbol "EFSH," however, no trading has occurred in our common shares. In addition, we are not aware of any trading transactions that have occurred between private parties since our common shares were issued.

Approximate Number of Holders of Our Common Shares

As of April 14, 2016, there were approximately 34 holders of record of our common shares. This number excludes the shares owned by shareholders holding shares under nominee security position listings.

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

See the section entitled "Material U.S. Federal Income Tax Considerations" of our registration statement on Form S-1, as amended, filed with the SEC on May 6, 2014, for information about the tax treatment of distributions to our shareholders.

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

51

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

Recent Sales of Unregistered Securities

We have not sold any equity securities during the 2015 fiscal year that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2015 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fiscal year of 2015.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the financial statements and the notes thereto of our company and the management consulting business included elsewhere within this report.

Overview

We currently operate a small consulting and advisory services business with plans to acquire additional small to medium size businesses in a variety of different industries. Through our structure, we plan to offer investors an opportunity to participate in the ownership and growth of a portfolio of businesses that traditionally have been owned and managed by private equity firms, private individuals or families, financial institutions or large conglomerates. We believe that our management and acquisition strategies will allow us to achieve our goals of growing distributions to our shareholders and increasing shareholder value over time.

As an initial step in our plan to acquire small to medium size businesses in a variety of different industries our newly formed subsidiary, 1847 Management, acquired a 50% interest in each of PPI Management and Christals Management from our Chief Executive Officer and controlling shareholder, Ellery W. Roberts. In connection with the acquisition of such equity interests from Mr. Roberts, we issued to Mr. Roberts 875,000 of our common shares pursuant to a securities purchase agreement, dated September 15, 2013, between our company and Mr. Roberts. Each of PPI Management and Christals Management are management consulting and advisory firms. Mr. Roberts is a manager of each of PPI Management and Christals Management and is responsible for providing consulting and advisory services to the clients of PPI Management and Christals Management. We also acquired these business interests in an attempt to minimize future conflicts of interest involving the splitting of Mr. Roberts's business time, Mr. Roberts and the board of directors of our company determined that it would be in the best interests of our company to acquire such interests in PPI Management and Christals Management so that our company can operate such management consulting and advisory businesses and so Mr. Roberts's business time will not be diverted away from the business and affairs of our company.

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

Our cash balance was $415 as of December 31, 2015 compared to a cash overdraft of $446 as of December 31, 2014. Our current cash balance will not be sufficient to fund our operations for the next 12 months if we are unable to successfully borrow money from our affiliates or raise money from third parties. We will need funding from third parties or from our affiliates in order to achieve our business plan goals. The minimum amount of financing that we need in the next 12 months to continue operations we estimate to be $150,000. Our current operations are solely dependent on personal loans and capital contributions from our principal executive officer. We have been utilizing and may utilize funds from Ellery W. Roberts, our Chief Executive Officer and Chairman, who has informally agreed to advance funds to allow us to cover our expenses pending our initial platform acquisition. There is no maximum amount of funds that Mr. Roberts has agreed to advance. Mr. Roberts has no formal commitment, arrangement or legal obligation to advance or loan funds to our company. In order to achieve our business plan goals, we will need to raise additional capital.

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

We will remain an "emerging growth company" for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a "large accelerated filer" as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Recent Developments

On December 29, 2015, Monrovia SF I, Inc., or Monrovia SF I, our newly-formed subsidiary, entered into a Membership Interest Purchase Agreement, or the Purchase Agreement, with CJ Investors, LLC, CM Investors, LLC and CM Investors II, LLC, or collectively, the Sellers, as well as AAA Auto Title Loans, LLC, Cash 1, LLC, or Cash 1, and Express Tow & Salvage, LLC, or collectively, the Seller Companies. Under the Purchase Agreement, Monrovia SF I agreed to acquire all of the membership interests of the Seller Companies from the Sellers in consideration of (a) an aggregate amount of $47,230,000 in cash and (b) an aggregate of 300 shares of Series A Preferred Stock of Monrovia SF I, representing at least 10% of the voting power of Monrovia SF I and convertible into 300 shares of common stock (subject to adjustment) of Monrovia SF I or exchangeable for our common shares in the manner described below, and having an aggregate original issue price of $770,000. The purchase price is subject to closing and post-closing working capital adjustment provisions. At the closing, 5% of the aggregate cash purchase price, as adjusted, will be deposited into an escrow account and held in escrow pursuant to an escrow agreement that will be entered into at the closing to pay certain indemnification claims and other disbursements that may be made pursuant to the Purchase Agreement and escrow agreement.

Pursuant to the Purchase Agreement, on or before January 15, 2016, we must file a registration statement on Form S-1, or the Registration Statement, relating to a firm commitment public offering of equity securities seeking proceeds of not less than $25,000,000, or the Equity Offering, to fund a portion of the purchase price under the Purchase Agreement. We intend to seek debt financing, or the Debt Offering, for the balance of the purchase price.

As conditions to closing, we must obtain, and loan to Monrovia SF I, sufficient cash to pay the cash portion of the purchase price through the Equity Offering and Debt Offering or by obtaining alternate financing. Monrovia SF I will also adopt an amended charter providing for, among other things, the rights, preferences and privileges of the Series A Preferred Stock to be issued to the Sellers as partial consideration as described above. At the closing or immediately afterwards, we are required to appoint Chad Miraglia as our President, Chief Operating Officer and director, and Monrovia SF I shall appoint Mr. Miraglia as Chairman of its Board of Directors and Chief Executive Officer. In connection with these appointments, Mr. Miraglia will execute an employment agreement with Monrovia SF I that will include provisions requiring Mr. Miraglia not to (A) compete with the business of the Seller Companies for three years following the closing within five 5 miles of any of the Seller Company stores, and (B) hire or solicit any employee of the Seller Companies or encourage any such employee to leave such employment for a period of three years following the closing. In addition, the Sellers shall have conveyed, or caused to be conveyed, all outstanding shares of capital stock of CM Retail Management, Inc., a Nevada corporation, to Cash 1 for no consideration, and Cash 1 shall have become the owner, beneficially and of record, of all outstanding shares of capital stock of CM Retail Management, Inc. Finally, the Seller Companies' aggregate revenues for the period of 90 days ended as of the last day of the month ended immediately prior to the last full month ended prior to closing shall be at least equal to 90% of the Seller Companies' aggregate revenues for the same period in the prior year.

The shares of Series A Preferred Stock issuable to the Sellers upon closing shall have the rights set forth in the amended charter of Monrovia SF I. In addition, the shares may be exchanged for our common shares at any time after the 180th day following closing for no additional consideration. The aggregate number of Company common shares issuable to the Sellers shall be equal to the number obtained by dividing (i) an amount equal to the aggregate original issue price of the shares of Series A Preferred Stock ($770,000), plus any accrued and unpaid dividends thereon, whether or not declared, by (ii) the lower of the price of common shares in the Equity Offering or the volume-weighted average price of the common shares for the preceding 20 trading days.

The parties to the Purchase Agreement also made customary representations and warranties and agreed upon customary covenants, agreements and other conditions to closing.

The Purchase Agreement includes customary agreements relating to indemnification for losses relating to breaches of the Purchase Agreement. Indemnification claims will be payable only to the extent that they exceed $300,000, and then amounts will be payable above $150,000. The Sellers will be liable for indemnification claims only up to the escrow agreement amount except for breaches of certain fundamental representations or breaches arising out of fraud or willful misconduct.

If the Purchase Agreement transaction is not closed by March 15, 2016, either party may generally terminate the Purchase Agreement. The Purchase Agreement may also generally be terminated by either party if the other party breaches a material representation or closing condition. As of the date of this report, the Purchase Agreement has not been terminated.

Going Concern Opinion

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

Emerging Growth Company

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

We will remain an "emerging growth company" for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a "large accelerated filer" as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

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

Recent Accounting Pronouncements

ASU 2014-10, Development Stage Entities

On June 10, 2014, the Financial Accounting Standards Board, FASB, issued update ASU 2014-10, Development Stage Entities (Topic 915). Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders equity, (2) label the financial statements as those of a development stage entity; (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued. The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

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

Expenses

Our operating expenses will primarily consist of cost of professional services and for other fees, costs and expenses. These other expenses will include the cost of audits, Sarbanes-Oxley compliance costs, directors and officers insurance premiums paid, and tax preparation services. We estimate that our company's incremental operating expenses will be approximately $100,000 during our first full year of operation.

In addition to the incremental operating expenses discussed above, pursuant to the management services agreement, our company will pay our manager a quarterly management fee equal to 0.5% (2.0% annualized) of our adjusted net assets, which is defined in the management services agreement. By amendment to the management services agreement, in lieu of paying a quarterly management fee under the management services agreement based upon the adjusted net assets of our management consulting business, we will pay our manager a flat quarterly fee equal to $43,750. We no longer expect to generate sufficient revenues from our management consulting business to pay our manager a flat quarterly fee of $43,750. While we do not expect that our management consulting business will generate sufficient fees to cover the manager's quarterly flat fee, if for any reason it does not, our manager has agreed verbally that such fee will accrue until sufficient revenues are generated. We also expect that until we begin making acquisitions, all revenues generated from our management consulting business will be used to cover operating expenses, including management fees. This amendment only applies to our management consulting business and will not apply to any businesses that we acquire in the future. The amount of the management fee payable will be reduced by the aggregate amount of any offsetting management fees, if any, received by our manager from any of the businesses that we may acquire in the future. As part of its business strategy, our company does intend to acquire additional businesses (we have not entered into any letters of intent nor have we currently identified any specific businesses to acquire). We intend to finance our acquisition strategy primarily through a combination of using the funds raised in our public offering, issuing new equity and incurring debt as well as cash generated by operations. Therefore, the net adjusted assets, and the management fee, may fluctuate from quarter to quarter due to acquisitions or dispositions of our businesses and performance of our businesses. The growth in the adjusted net assets as defined in the management services agreement will, most likely, increase due to these acquisitions and will increase the management fee regardless of whether such acquisitions contribute positively to our net income. As a result, we anticipate that the management fee will represent a significant percentage of our net income following the acquisition by us of businesses in the future. See the section entitled "Item 1. Business - Our Manager - Our Manager as a Service Provider - Management Fee" for more information about the calculation, an example of such calculation and payment of the management fee and the specific definitions of the terms used in such calculation.

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

Our primary use of funds will be for public company expenses including cash distributions to our shareholders, investments in future acquisitions, payments to our manager pursuant to the management services agreement, potential payment of profit allocation to our manager and potential put price to our manager in respect of the allocation shares it owns. The management fee, expenses, potential profit allocation and potential put price are paid before distributions to shareholders and may be significant and exceed the funds held by our company, which may require our company to dispose of assets or incur debt to fund such expenditures. See the section entitled "Item 1. Business - Our Manager", for more information concerning the management fee, the profit allocation and put price.

The amount of management fee paid to our manager by our company is reduced by the aggregate amount of any offsetting management fees, if any, received by our manager from any of our businesses. As a result, the management fee paid to our manager may fluctuate from quarter to quarter. The amount of management fee paid to our manager may represent a significant cash obligation and will be senior in right to payments of distributions to our shareholders. In this respect, the payment of the management fee will reduce the amount of cash available for distribution to shareholders. See the section entitled "Item 1. Business - Our Manager - Our Manager as a Service Provider - Management Fee", for more information on the calculation of the management fee.

Our manager, as holder of 100% of our allocation shares, is entitled to receive a 20% profit allocation as a form of preferred equity distribution that is subject to an annual hurdle rate of 8.0% with respect to distributions to our shareholders. The determination of the amount of profit allocation is dependent on a number of factors, including the amount of distributions to our shareholders, the operating results of our businesses and the market value of our common shares outstanding. We cannot determine the amount of profit allocation that will be paid to our manager because the factors impacting the determination of the profit allocation cannot be estimated or predicted with any degree of certainty. As an initial matter, these factors will fluctuate substantially during the period prior to the first calculation of profit allocation and, therefore, these factors will fluctuate from quarter to quarter. These fluctuations will significantly impact the amount of profit allocation to be paid to our manager. The amount of profit allocation may represent a significant cash payment and is senior in right to payments of distributions to our shareholders. Therefore, the amount of profit allocation paid, when paid, will reduce the amount of cash available to our company for its operating and investing activities, including future acquisitions. See the section entitled "Item 1. Business - Our Manager - Our Manager as an Equity Holder - Manager's Profit Allocation", for more information on the calculation of the profit allocation.

Our operating agreement also contains a supplemental put provision, which gives our manager the right, subject to certain conditions, to cause our company to purchase the allocation shares then owned by our manager upon termination of the management services agreement. The amount of put price under the supplemental put provision is conceptually based on the formulation of profit allocation and is generally intended to provide our manager with a right to receive 20% of the value of our company upon sale of the allocation shares determined by reference to the value distributed to or otherwise realized by our shareholders. As is the case with profit allocation, the calculation of the put price is complex and based on many factors that cannot be predicted with any certainty at this time. See the section entitled "Item 1. Business - Our Manager - Our Manager as an Equity Holder - Supplemental Put Provision", for more information on the calculation of the put price. The put price obligation, if the manager exercises its put right, will represent a significant cash payment and is senior in right to payments of distributions to our shareholders. Therefore, the amount of put price will reduce the amount of cash available to our company for its operating and investing activities, including future acquisitions.

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

Our manager owns 100% of the allocation shares in our company, which generally will entitle our manager to receive a 20% profit allocation as a form of preferred equity distribution, subject to an annual hurdle rate of 8.0%, which is applicable to our distributions to our shareholders. Accordingly, the cash flow available for distribution to shareholders will be reduced by the payment of profit allocation to our manager. See the section entitled "Item 1. Business - Our Manager - Our Manager as an Equity Holder - Manager's Profit Allocation", for more information about the profit allocation.

In addition, our operating agreement contains a supplemental put provision pursuant to which our manager has the right to cause our company to purchase the allocation shares then owned by our manager upon termination of the management services agreement. Our company's obligations under the supplemental put provision are absolute and unconditional. In addition, the supplemental put provision places certain additional obligations on our company upon exercise of our manager's put right until such time as our company's obligations under the supplemental put provision have been satisfied, including limitations on declaring and paying any distributions. See the section entitled "Item 1. Business - Our Manager - Our Manager as an Equity Holder - Supplemental Put Provision", for more information.

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

Pursuant to the management services agreement that we entered into with our manager, our manager will have the right to cause our company to purchase the allocation shares then owned by our manager upon termination of the management services agreement. The redemption value of the allocation shares will be recorded outside of permanent equity in the mezzanine section of the balance sheet. We will recognize any change in the redemption value of the allocation shares by recording a dividend between net income and net income available to common shareholders. The amount recorded for the allocation shares is largely related to the fair value of the profit allocation that our manager, as holder of the allocation shares, will receive. The carrying value of the allocation shares will represent an estimate of the amounts to ultimately be paid to our manager, whether as a result of the occurrence of one or more of the various trigger events or upon the exercise of the supplemental put provision contained in our operating agreement following the termination of the management services agreement. See the section entitled "Item 1. Business - Our Manager - Our Manager as an Equity Holder - Supplemental Put Provision", for more information about this agreement.

We also expect that our manager will enter into offsetting management services agreements, transaction services agreements and other agreements, in each case, with some or all of the businesses that we acquire in the future. See the sections entitled "Management Services Agreement" and "Our Manager" of our Registration Statement on Form S-1, as amended, for information about these and other agreements our company intends to enter into with our manager.

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

Comparison of Fiscal Year Ended December 31, 2015 to Fiscal Year Ended December 31, 2014

The Company generated management fee revenues from our indirect subsidiaries in the amount of $131,250 during the year ended December 31, 2015 and $175,000 for the year ended December 31, 2014.

Operating Expenses

Administrative and professional fees amounted to $342,573 and $353,047, respectively, for the year ended December 31, 2015 and the year ended December 31, 2014, respectively. During the year end December 31, 2015 and the year end December 31, 2014, quarterly fees equal to $131,250 and $173,750 due and payable to our manager under the management services agreement, respectively. During the year ended December 31, 2014, professional fees and corporate expenses in the amount of $165,313 and $39,790 related to due diligence costs of an investment previously considered by the Company. During the year ended December 31, 2014, professional fees associated with the initial public offering, net of proceeds, and corporate expenses in the amount of $118,081 and $56,257 related to due diligence costs of an investment previously considered by the Company.

Operating loss

Our loss amounted to $211,323 and $178,047 for the year ended December 31, 2015 and the year ended December 31, 2014, respectively. Our loss since attributable to the administrative costs and professional fees incurred as there is currently no gross margin generated from our management fee revenue. We have not meaningfully commenced our proposed business operations and will not do so until we have generated sufficient cash from financing.

Liquidity and Capital Resources of our Management Consulting Business

As of December 31, 2015, we had a cash of $415 and our current assets were comprised of $100,000 management fee accounts receivable and other assets of $369 and our liabilities were $500,827 comprising $98,146 owed to Ellery W. Roberts, our Chief Executive Officer and Chairman and accounts payable of $402,681.

Since inception, we have sold 66,625,000 common shares to our Chief Executive Officer and Chairman, in exchange for a 50% equity interest in each of PPI Management and Christals Management. In addition, on September 15, 2013, we entered into a restricted stock purchase agreement with Bevilacqua PLLC, a consultant to the Company, and Joseph J. Kaufman, and its independent contractor consultant. Pursuant to this Agreement, the consultants received a total of 11,250,000 common shares in consideration for corporate and securities legal advisory services provided and to be provided to the Company.

On May 9, 2014, we commenced our IPO of 37,500,000 common shares at an offering price of $0.0133 per share. On June 30, 2014, we filed a post-effective amendment to our previous Form S-1 to terminate the IPO. The post-effective amendment was declared effective by the Securities and Exchange Commission on July 1, 2014. Gross proceeds from the offering were $13,500. However, expenses, including accounting, legal, transfer agent, and other offering expenses were approximately $47,568 and accordingly there were no net proceeds from the IPO.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Act, as of December 31, 2015. We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.] Based on this evaluation, our chief executive officer and chief financial officer have concluded such controls and procedures to be not effective as of December 31, 2015 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management's Annual Report on Internal Control over Financial Reporting

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Based on this evaluation and as a result of the material weakness discussed below, our chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures as of December 31, 2015 were not effective because of the following material weakness in our internal control over financial reporting has been identified:

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

In order to cure the foregoing material weakness, we have taken or plan to take the following remediation measures, subject to the receipt of sufficient cash from earnings or financings:

-	We are in the process of hiring a chief financial officer with significant U.S. GAAP and SEC reporting experience.

-

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

Changes in internal control over financial reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the fourth quarter of our fiscal year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during the fourth quarter of fiscal year 2015, but was not reported.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

MANAGEMENT

Board of Directors, Executive Officers

The directors and executive officers of our company and their ages and positions as of April 14, 2016 are set forth below:

Name	Age	Position

Ellery W. Roberts	45	Chairman, Chief Executive Officer, President, Chief Financial Officer, and Principal Accounting Officer
Paul Froning	45	Director
Robert D. Barry	72	Director

The following biographies describe the business experience of the company's current directors and executive officers.

Ellery W. Roberts. Mr. Roberts brings over 20 years of private equity investing experience to our company. Mr. Roberts has been the Chairman and Chief Executive Officer of our company since its inception on January 22, 2013. Mr. Roberts has also been a director of Western Capital Resources, Inc., a public company (OTQQB: WCRS), since May 2010 and of Peekay Boutiques, Inc., a public company (OTCBB: PKAY) since December 31, 2014. In July 2011, Mr. Roberts formed The 1847 Companies LLC, a company which is no longer active, where he began investing his own personal capital and capital of high net worth individuals in select transactions. Through The 1847 Companies LLC, Mr. Roberts has operated as a fundless sponsor, covering the transaction pursuit cost and raising capital on the basis of his own personal investment. Prior to forming The 1847 Companies LLC, Mr. Roberts was the co-founder and was co-managing principal from October 2009 to June 2011of RW Capital Partners LLC, the recipient of a "Green Light" letter from the U.S. Small Business Administration (SBA) permitting RW Capital Partners LLC to raise capital in pursuit of the SBA Small Business Investment Company license with the preliminary support of the SBA.

Mr. Roberts was a founding member of Parallel Investment Partners, LP (formerly SKM Growth Investors, LP), or Parallel, a Dallas-based private equity fund focused on re-capitalizations, buyouts and growth capital investments in lower middle market companies throughout the United States. During his tenure at Parallel, Mr. Roberts held the position of Managing Director from January 2004 to September 2009, Vice President from January 2003 to December 2003 and Senior Associate from January 2000 to December 2002. Mr. Roberts was responsible for approximately $400 million in invested capital across two funds. Also during his tenure with Parallel, Mr. Roberts sat on the boards of Environmental Lighting Concepts, Hat World Corporation, Senex Financial Corporation, Builders TradeSource Corporation, Action Sports, Weisman Discount Home Centers , Winnercom, Mealey's Furniture, Regional Management Corporation, Marmalade Cafes, and Diesel Service and Supply (all of which are private companies). Prior to Parallel, Mr. Roberts was a Vice President with Lazard Group LLC (NYSE: LAZ), or Lazard, from July 1997 to December 2000. While at Lazard, he focused on and also gained experience in the home building, health care, retail, industrial and lodging sectors. Prior to joining Lazard in 1997, Mr. Roberts was a Senior Financial Analyst with Colony Capital, Inc. from July 1995 to June 1996, where he analyzed and executed transactions for Colony Investors II, L.P., a $625 million private equity fund. Prior to that, he was a Financial Analyst with the Corporate Finance Division of Smith Barney Inc. (now known as Morgan Stanley Smith Barney LLC) from January 1994 to June 1995 where he participated in a wide variety of investment banking activities. During his career Mr. Roberts has been directly involved with over $3.0 billion in direct private equity investments. Mr. Roberts received his B.A. degree in English from Stanford University.

Director Qualifications: Mr. Roberts has extensive senior management experience in the industry in which we operate, having served as founder or executive of various other management, investment and corporate advisory companies for over 15 years.

Paul Froning. Mr. Froning has been a director of our company since April 22, 2013. In 2009 Mr. Froning co-founded Focus Healthcare Partners LLC, or Focus, a Chicago-based private equity investment, advisory and asset management firm targeting the senior housing and healthcare sectors. Since November 2009, Mr. Froning has acted as Principal of Focus. Prior to forming Focus, from February 2008 to October 2009, Mr. Froning was a Managing Director in the private equity department of Fortress Investment Group LLC (NYSE: FIG), or Fortress, a publicly-traded New York-based private investment firm with more than $50 billion in assets under management. Prior to joining Fortress, Mr. Froning was the Chief Investment Officer and Executive Vice President of Brookdale Senior Living Inc. (NYSE: BKD), or Brookdale, a publicly-traded affiliate of Fortress, from 2005 to 2008. Previously, Mr. Froning held senior investment positions at the private equity investment arms of Lazard Group LLC (NYSE: LAZ) and Security Capital Group, prior to its acquisition by GE Capital Corp., in addition to investment banking experience at Salomon Brothers, prior to its acquisition by Travelers Group, and the securities subsidiary of Principal Financial Group (NYSE: PSG). Mr. Froning has a B.A. degree from the University of Notre Dame.

Director Qualifications: Mr. Froning has twenty years of private equity, investment and advisory experience.

Robert D. Barry.Mr. Barry has been a director of our company since January 2014. Since April 2013, Mr. Barry has been Chief Executive and Chief Financial Officer of Pawn Plus, Inc., or Pawn Plus. Pawn Plus is a chain of five retail pawn stores in suburban Philadelphia and one pawn store in northeastern Ohio and is a portfolio company of the Company. Prior to joining Pawn Plus, from March 2007 to January 2013, Mr. Barry served as Executive Vice President and Chief Financial Officer of Regional Management Corp. (NYSE:RM), a consumer loan company based in Greenville, South Carolina. During February 2013 and March 2013, Mr. Barry worked as a project consultant for Regional Management. Prior to joining Regional Management, Mr. Barry was the Managing Member of AccessOne Mortgage Company, LLC in Raleigh, North Carolina from 1997 to 2007. During this time, he also served as part-time Chief Financial Officer for Patriot State Bank, in Fuquay-Varina, North Carolina, from March 2006 to March 2007 and Nuestro Banco, Raleigh, North Carolina, from July 2006 to March 2007. Prior to his time at AccessOne, Mr. Barry was Executive Vice President and Chief Financial Officer for Regional Acceptance Corporation (NASDAQ:REGA), a consumer finance company based in Greenville, North Carolina and prior to that he was a financial institutions partner in the Raleigh, North Carolina office of KPMG LLP. Mr. Barry is a Certified Public Accountant licensed in North Carolina and Georgia.

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

We intend to have our securities quoted on the OTCBB. The OTCBB does not require that any of our directors be independent directors. Nevertheless, we determined that it is in the best interest of our shareholders for our company to have a majority of independent directors. Mr. Froning is an independent director as defined under the NASDAQ Marketplace Rules. Eventually, we plan to have a majority of independent directors and seek to have our common shares listed on a national securities exchange. We refer to the date from and after which our shares are listed on a national securities exchange as the listing date. The operating agreement provides that once our common shares are listed on a national securities exchange our board of directors must consist at all times of at least a majority of independent directors, and permits our board of directors to decrease or increase the size of our board of directors to no less than three or up to thirteen directors, respectively.

Pursuant to the operating agreement, as holder of the allocation shares, our manager has the right to appoint one director to our board of directors for every four members constituting the entire board of directors. Any appointed director will not be required to stand for election by the shareholders. Mr. Roberts, our Chief Executive Officer will initially serve as our manager's appointed director. See the section entitled "Description of Shares-Appointed Directors" in our Registration Statement on Form S-1, as amended, filed with the SEC on May 6, 2014 for more information about our manager's rights to appoint directors. Otherwise, there is no arrangement or understanding between any director or executive officer and any other person pursuant to which he was or is to be selected as a director, nominee or officer.

The operating agreement requires our board of directors to take action at a meeting by an affirmative vote of at least a majority of directors, or without a meeting if a consent to that action is signed or transmitted electronically by the chairman of the board and all of the remaining directors. No director elected by our shareholders, including any independent director, may be removed from office by our shareholders without the affirmative vote of the holders of 85% of the outstanding shares. Only our manager may remove an appointed director. All directors will hold office until the earlier of the election and qualification of their successors or until their death, resignation or removal. Vacancies will be filled by a majority vote of the directors then in office. Upon the occurrence of a vacancy due to the death, resignation or removal of the director appointed by our manager, our manager will appoint a new director to fulfill such director's term on our board of directors.

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

o

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

o	Engaging in any type of business practice; or

o	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

71

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

Except as set forth in our discussion below in "Item 13. Certain Relationships and Related Transactions, and Director Independent - Relationships with Related Persons," none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

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

Audit Committee

From and after the listing date, the audit committee will be comprised of not fewer than three and not more than seven independent directors who must meet all applicable independence requirements of the NASDAQ Marketplace Rules and must include at least one "audit committee financial expert," as defined by applicable SEC rules and regulations.

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

•	reviewing and approving the calculation of profit allocation when it becomes due and payable;

•	reviewing and approving the plan and scope of the internal and external audit of our financial statements;

•	pre-approving any audit and non-audit services provided by our independent auditors;

•	approving the fees to be paid to our independent auditors;

•	reviewing with our Chief Executive Officer and Chief Financial Officer and independent auditors the adequacy and effectiveness of our internal controls;

•	preparing the audit committee report included in our public filings with the SEC; and

•	reviewing and assessing annually the audit committee's performance and the adequacy of its charter.

At this time the Company has not determined whether it has an "audit committee financial expert" as that term is defined by the applicable SEC rules because it is not yet listed on a national stock exchange. Upon such listing, the Company will make this determination.

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

Nominating and Corporate Governance Committee

From and after the listing date, the nominating and corporate governance committee will be comprised entirely of independent directors who meet all applicable independence requirements of the NASDAQ Marketplace Rules. From and after the listing date, the nominating and corporate governance committee will be responsible for, among other things:

•	recommending the number of directors to comprise our board of directors;

•	identifying and evaluating individuals qualified to become members of our board of directors, other than our manager's appointed directors;

•	reviewing director nominees that are nominated by shareholders;

•	reviewing conflicts of interest that may arise between the company and our manager;

•	recommending to our board of directors the director nominees for each annual shareholders' meeting, other than our manager's appointed directors;

•	recommending to our board of directors the candidates for filling vacancies that may occur between annual shareholders' meetings, other than our manager's appointed directors;

•	reviewing director compensation and processes, self-evaluations and policies;

•	overseeing compliance with our code of ethics and conduct by our officers and directors and our manager;

•	monitoring developments in the law and practice of corporate governance; and

•	approving any transactions with related persons.

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

The services performed for the company by our Chief Executive Officer will be provided solely at our manager's cost.

See the section entitled "Item 1. Business - Management Services Agreement - Secondment of Our Executive Officers" for more information about the executive officers of the company.

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

Our Management

The management teams of each of our businesses will report to our board of directors through our Chief Executive Officer and operate each business and be responsible for its profitability and internal growth. In addition, our company intends to establish subsidiary boards of directors with respect to some or all of its businesses. The purpose of these subsidiary boards of directors will be to provide advice and counsel to the management teams of our businesses, as well as our board of directors. One or more of our independent directors may serve on such subsidiary boards. Directors serving on these boards that are unrelated to the businesses for which they serve as director will not receive any corresponding compensation. In addition, from time to time, our board of directors may elect to vest or delegate certain additional oversight responsibilities in the subsidiary board of directors for a particular business. However, at all times, the governance responsibility and authority for the consolidated company and our businesses will be solely and exclusively the responsibility of our board of directors. Further, our board of directors and our Chief Executive Officer will have responsibility for overall corporate strategy, acquisitions, financing and investor relations. Our Chief Executive Officer will call upon the resources of our manager to operate our company. See the section entitled "Item 1. Business - Management Services Agreement - Secondment of Our Executive Officers" for further information about our executive officers.

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

The code of ethics and business conduct addresses, among other things, conflicts of interest and our related party transaction policy and will require the approval of all related party transactions by our company's nominating and corporate governance committee, or, if we do not have such a committee, by our entire board of directors. In general, the code of ethics and business conduct specifically requires nominating and corporate governance committee (or our entire board of directors if we do not have such a committee) approval for transactions between us and any member of our manager or any affiliate thereof, relating to the provision of any services to us or our businesses. We will disclose promptly any waivers of the code of ethics and business conduct by our nominating and corporate governance committee (or our entire board if we do not have such a committee) with respect to directors and executive officers of the company. In addition, our nominating and corporate governance committee (or our entire board if we do not have such a committee) will review any conflicts of interest that may arise between the company and our manager.

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

ITEM 11. EXECUTIVE COMPENSATION.

Compensation of Named Executive Officers

All of our executive officers are employed by our manager and are seconded to our company. Our manager, and not our company, pays all compensation to our executive officers who are seconded to us under the management services agreement. We do not reimburse our manager for the compensation paid to Mr. Roberts in his capacity as our sole employee and executive officer. We pay our manager a quarterly management fee, and the manager will use the proceeds from the management fee, in part, to pay compensation to Mr. Roberts. See the section entitled "Item 13. Certain Relationships and Related Transactions, and Director Independence" for more information about Mr. Roberts's compensation arrangements.

Other Compensation

Our company does not provide any nonqualified deferred compensation arrangements or qualified or non-qualified pension plans to our named executive officers. As of the date of this report, the named executive officers have not been granted any stock options or other equity-based awards with respect to our common shares. As of December 31, 2015, the named executive officers did not hold any stock options or other equity-based awards with respect to our common shares.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of common shares and allocation shares of our company as of April 14, 2016. The number of shares beneficially owned by each entity, director or executive officer is determined in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and also any shares which the individual or entity has the right to acquire within sixty days of April 14, 2016 through the exercise of an option, conversion feature or similar right. Except as otherwise indicated, the address for all individuals and entities listed in the beneficial ownership tables provided in this section is 590 Madison Avenue, 18th Floor, New York, NY 10022. See the section entitled "Description of Shares" in our Registration Statement on Form S-1, as amended, filed with the SEC on May 6, 2014 for more information about the shares of the Company.

Name and Address	Office, If Any	Number of Shares(1)	Percent of Class(2)
Common Shares
Directors and Officers
Ellery W. Roberts	Chairman, CEO, President and CFO	65,625,000	84.3%
Paul Froning	Director	0	0%
Robert Barry	Director	0	0%
All directors and officers as a group (3 persons named above)		65,625,000	84.3%

5% Security Holders
Ellery W. Roberts		65,625,000	84.3%
Bevilacqua PLLC (3) 1629 K Street, NW Suite 300 Washington, DC 20006		8,437,500	10.8%
Allocation Shares
1847 Partners LLC (4)		1,000	100.0%

__________

*	Less than 1%

77

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

(3)

On September 15, 2013, the Company entered into a restricted stock purchase agreement with Bevilacqua PLLC and its independent contractor consultant. Pursuant to this Agreement, Bevilacqua PLLC, a consultant to the Company, received 8,437,500 common shares, and its independent contractor consultant received 2,812,500 common shares, in consideration for services provided and to be provided to the Company. The common shares issued to the consultants were initially subject to forfeiture until vested. As of September 1, 2014, all of the consultants' common shares had vested. Mr. Louis A. Bevilacqua is the sole member of Bevilacqua PLLC and has voting and dispositive control over securities owned by Bevilacqua PLLC.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Relationships with Related Persons

Our Chief Executive Officer, Ellery W. Roberts, provided advances to the Company to meet short-term working capital needs since the beginning of the fiscal year ended December 31, 2014 through December 31, 2015. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

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

•

our company's operating agreement setting forth our manager's rights with respect to the allocation shares it owns, including the right to receive payments of profit allocation from the company and our manager's right to cause the company to purchase the allocation shares it owns.

See the sections entitled "Item 1. Business - Our Manager," "Item 1. Business - Management Services Agreement" and "Description of Shares" in our Registration Statement on Form S-1, as amended, filed with the SEC on May 6, 2014 for more information about these agreements.

On September 15, 2013, we entered into an amendment to our management services agreement that provides that in lieu of paying a quarterly management fee under the management services agreement based upon the adjusted net assets of our management consulting business, we will pay our manager a flat quarterly fee equal to $43,750. We expect to generate sufficient revenues from our management consulting business to pay our manager a flat quarterly fee of $43,750. Although we expect that our management consulting business will generate sufficient fees to cover the manager's quarterly flat fee, if for any reason it does not, our manager has agreed verbally that such fee will accrue until sufficient revenues are generated. We also expect that until we begin making acquisitions, all revenues generated from our management consulting business will be used to cover operating expenses, including management fees. We will not use the proceeds of our initial public offering to pay our manager the quarterly management-consulting fee. This amendment only applies to our management consulting business and will not apply to any businesses that we acquire in the future. Accordingly, our management consulting business will not enter into an offsetting management services agreement with our manager. However, we expect that our manager will be a party to offsetting management services agreements with businesses we acquire and transaction services agreements and other agreements, in each case, with some or all of our businesses. See the sections entitled "Item 1. Business - Our Manager - Our Manager as a Service Provider - Offsetting Management Services Agreements" for information about these agreements.

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

Management Services Agreement

Our company has entered into a management services agreement pursuant to which our manager will provide management services to us. See the section entitled "Item 1. Business - Management Services Agreement" for more information about the management services agreement.

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

See the section entitled "Item 1. Business - Our Manager - Our Manager as a Service Provider - Offsetting Management Services Agreements" for more information about offsetting management services agreements and offsetting management fees.

Operating Agreement

Prior to our initial public offering, our manager as holder of the allocation shares was the sole member of our company and continues to be a member following the closing of the offering. As such, our manager has been and will continue to be a party to the operating agreement. See the section entitled "Description of Shares" in our Registration Statement on Form S-1, as amended, filed with the SEC on May 6, 2014 for more information about the operating agreement.

Supplemental Put Provision

In consideration of our manager's acquisition of the allocation shares, we provided in the operating agreement for a supplemental put provision pursuant to which our manager will have the right to cause our company to purchase the allocation shares then owned by our manager upon certain events specified in the supplemental put provision. See the section entitled "Item 1. Business - Our Manager - Our Manager as an Equity Holder - Supplemental Put Provision" for more information about the supplemental put provision contained in our operating agreement.

License Provisions in Management Services Agreement

Our manager owns certain intellectual property relating to the term "1847." Our manager has granted our company a license to use the term "1847" in its business.

Advances

From time to time, we have received advances from certain of our officers and related parties to meet short-term working capital needs. During the fiscal years ended December 31, 2015 and December 31, 2014, we received a total of $98,146 and $42,558 in advances from related parties, respectively. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

Promoters and Certain Control Persons

Each of Mr. Ellery W. Roberts, our Chairman, Chief Executive Officer, President, and Chief Financial Officer, Mr. Paul Froning, one of our initial directors, and Mr. Robert Barry, also one of our initial directors, may be deemed a "promoter" as defined by Rule 405 of the Securities Act. For information regarding compensation, including items of value, that have been provided or that may be provided to these individuals, please refer to "Item 11. Executive Compensation - Compensation of Directors," "Item 11. Executive Compensation - Compensation of Named Executive Officers," and "Item 11. Executive Compensation - Other Compensation" above.

Director Independence

Our board of directors is currently composed of three members: Ellery W. Roberts, Paul Froning and Robert Barry. Mr. Froning qualifies as an independent directors in accordance with the published listing requirements of the NASDAQ Stock Market. As Mr. Roberts and Mr. Barry do not qualify as independent directors in accordance with the published listing requirements of the NASDAQ Stock Market, we expect that we will appoint at least two additional independent directors to the board of directors prior to listing the common shares, and appoint such three independent directors to newly-established audit, compensation and nominating committees.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

KLJ & Associates LLP has billed us $25,500 and $5,500, in the aggregate, for the fiscal years ended December 31, 2015 and 2014, respectively, for professional services rendered to audit our annual financial statements, and to review the interim financial statements included in our quarterly reports on Form 10-Q filed during fiscal years 2014 and 2015 and assistance with Securities Act filings.

Audit-Related Fees

KLJ & Associates LLP billed us $- and $-, in the aggregate, for the fiscal years ended December 31, 2015 and 2014, respectively, for providing consent related to our annual report on Form 10-K filed during the fiscal years ended December 31, 2015 and 2014 and filings made under the Securities Act during 2014.

Tax Fees

We did not engage our principal accountants to provide tax compliance, tax advice or tax planning services during the last two fiscal years.

All Other Fees

We did not engage our principal accountants to render services to us during the last two fiscal years, other than as reported above.

Pre-Approval Policies and Procedures

All auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by our independent auditor must be approved by the Board of Directors in advance, except non-audit services (other than review and attestation services) if such services fall within exceptions established by the SEC. The Board of Directors will pre-approve any permissible non-audit services to be provided by the Company's independent auditors on behalf of the Company that do not fall within any exception to the pre-approval requirements established by the SEC. The Board of Directors may delegate to one or more members the authority to pre-approve permissible non-audit services, but any such delegate or delegates must present their pre-approval decisions to the Board of Directors at its next meeting. All of our accountants' services described above were pre-approved by the Board of Directors or by one or more members under the delegate authority described above.

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

INDEX OF FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of 1847 Holdings, LLC

We have audited the accompanying consolidated balance sheets of 1847 Holdings, LLC as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2015 and 2014. 1847 Holdings, LLC's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 1847 Holdings, LLC as of December 31, 2015 and 2014 and the results of its operations and its cash flows for years ended December 31, 2015 and 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had accumulated deficit of $416,043 as of December 31, 2015, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KLJ & Associates, LLP

KLJ & Associates, LLP

Edina, Minnesota

April 14, 2016

5301 Eden Ave

Suite 300

Edina, MN 55436

630.277.2330

1847 HOLDINGS LLC

CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
ASSETS

Current Assets
Cash	$415	$-
Accounts receivable	100,000	62,500
Prepaid expenses and other assets	369	369

TOTAL CURRENT ASSETS	100,784	62,869

INVESTMENTS	6	6

TOTAL ASSETS	$100,790	$62,875

LIABILITIES AND SHAREHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Bank overdraft	$-	$446
Accounts payable and accrued expenses	402,681	208,585
Advances, related party	98,146	42,558

TOTAL LIABILITIES	500,827	251,589

SHAREHOLDERS' (DEFICIT)
Allocation shares, 1,000 shares issued and outstanding	1,000	1,000
Common Shares, 500,000,000 shares authorized, 77,887,500 and 76,875,000 shares issued and outstanding as of December 31, 2015 and 2014, respectively	7	7
Additional Paid In Capital	14,999	14,999
Accumulated (Deficit)	(416,043)	(204,720)

TOTAL SHAREHOLDERS' (DEFICIT)	(400,037)	(188,714)

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)	$100,790	$62,875

The accompanying notes are an integral part of these consolidated financial statements.

1847 HOLDINGS LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2015	Year Ended December 31, 2014

REVENUES	$131,250	$175,000

OPERATING EXPENSES
General and administrative	137,470	178,709
Professional fees	205,103	174,338
TOTAL OPERATING EXPENSES	342,573	353,047

NET LOSS FROM OPERATIONS	(211,323)	(178,047)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(211,323)	$(178,047)

Net Loss Per Share: Basic and diluted	$(0.00)	$(0.00)
Weighted-average number of common shares outstanding: Basic and diluted	77,887,500	77,384,671

The accompanying notes are an integral part of these consolidated financial statements.

1847 HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014
OPERATING ACTIVITIES
Net loss	$(211,323)	$(178,047)

Adjustments to reconcile net income to net cash provided by operating activities:
Financing costs	-	-

Changes in operating assets and liabilities:
Increase accounts receivable	(37,500)	(50,000)
Decrease in prepaid financing costs	-	15,000
Increase (decrease) in accounts payable and accrued expenses	194,095	185,118
Net cash used in operating activities	(54,728)	(27,929)

FINANCING ACTIVITIES
Proceeds (repayment) from bank overdraft	(446)	446
Proceeds from sale of common stock	-	13,500
Professional fees related to sale of common stock	-	(13,500)
Loans from related party	55,589	27,483
Net cash (used) by financing activities	55,143	27,929

NET INCREASE (DECREASE) IN CASH	415	-

CASH
Beginning of period	-	-
End of period	$415	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

1847 HOLDINGS LLC

CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIT)

	Common Stock		Allocation	Additional Paid-In	Deficit Accumulated During the Development	Stockholders'
	Shares	Amount	Shares	Capital	Stage	Deficit

BALANCE - January 1, 2014	1,012,500	$7	$1,000	$14,999	$(26,674)	$(26,674)

Shares issued for services at $0.013333 per share, net $13,500 professional fees	-	-	-	-	-	-

Net loss for the year ended December 31, 2014	-	-	-	-	(178,046)	(178,046)

BALANCE - December 31, 2014	77,887,500	$7	$1,000	$14,999	$(204,720)	$(188,714)

Net loss for the year ended December 31, 2015	-	-	-	-	(211,323)	(211,323)

BALANCE - December 31, 2015	77,887,500	$7	$1,000	$14,999	$(416,043)	$(400,037)

The accompanying notes are an integral part of these consolidated financial statements.

1847 HOLDINGS LLC

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Stock Split

On July 2, 2014, the Company amended the Operating Agreement of 1847 Holdings LLC to effect a stock split of its outstanding and authorized shares of common shares at a ratio of 75 for 1 (the "Stock Split").

As a result of the Stock Split, the Company's authorized shares of common stock were increased from 50,000,000 to 500,000,000 shares. On July 2, 2014, the Company's issued and outstanding shares of common stock were increased from 1,038,050 to 77,853,750 shares, all with a par value of $0.001. Accordingly, all share and per share information has been restated to retroactively show the effect of the Stock Split.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common share equivalents outstanding as of December 31, 2015.

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

Recent Accounting Pronouncements

In February 2016, FASB issued ASU-2016-02, "Leases (Topic 842)." The guidance requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right of use asset representing its right to use the underlying asset for the lease term. For finance leases: the right-of-use asset and a lease liability will be initially measured at the present value of the lease payments, in the statement of financial position; interest on the lease liability will be recognized separately from amortization of the right-of-use asset in the statement of comprehensive income; and repayments of the principal portion of the lease liability will be classified within financing activities and payments of interest on the lease liability and variable lease payments within operating activities in the statement of cash flows. For operating leases: the right-of-use asset and a lease liability will be initially measured at the present value of the lease payments, in the statement of financial position; a single lease cost will be recognized, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis; and all cash payments will be classified within operating activities in the statement of cash flows. Under Topic 842 the accounting applied by a lessor is largely unchanged from that applied under previous GAAP. The amendments in Topic 842 are effective for the Company beginning January 1, 2019, including interim periods within that fiscal year. We are currently evaluating the impact of adopting the new guidance of the consolidated financial statements.

In January 2016, the Financial Accounting Standards Board ("FASB"), issued Accounting Standards Update ("ASU") 2016-01, "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which amends the guidance in U.S. generally accepted accounting principles on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and are to be adopted by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact of adopting this standard.

In November 2015, the FASB issued ASU 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes," which simplifies the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This ASU is effective for financial statements issued for annual periods beginning after December 16, 2016, and interim periods within those annual periods. The adoption of this standard will not have any impact on the Company's financial position, results of operations and disclosures.

NOTE 3 - GOING CONCERN

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

NOTE 4 - INVESTMENTS

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

NOTE 5 - RELATED PARTIES

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

As of October 1, 2015, the manager agreed to suspend the flat quarterly management fee in the management consulting business due to the uncertainty of the underlying management services.

Advances

From time to time, the Company has received advances from certain of its officers and related parties to meet short-term working capital needs. For the years ended December 31, 2015 and 2014, a total of $93,647 and $42,558 advances from related parties is outstanding, respectively. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

NOTE 6 - EQUITY

Allocation shares

As of December 31, 2015 and 2014, the Company had authorized and outstanding 1,000 allocation shares. These Allocation Shares do not entitle the holder thereof to vote on any matter relating to the Company other than in connection with amendments to the Company's operating agreement and in connection with certain other corporate transactions as specified in the Company's operating agreement.

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

Common shares

The Company has authorized 500,000,000 common shares as of December 31, 2015 and 2014 and the Company had 77,887,500 and 76,875,000 common shares issued and outstanding, respectively. The common shares entitle the holder thereof to one vote per share on all matters coming before the shareholders of our company for a vote.

There were no equity transactions during the year ended December 31, 2015.

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

NOTE 7- COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. An office space has been leased on a month by month basis.

The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 8 - INCOME TAXES

As of December 31, 2015 and 2014, the Company had net operating loss carry forwards of approximately $416,043 and $204,720, respectively, that may be available to reduce future years' taxable income in varying amounts through 2034. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	December 31, 2015	December 31, 2014
Federal income tax benefit attributable to:
Current Operations	$83,356	$70,231
Less: valuation allowance	(83,356)	(70,231)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	December 31, 2015	December 31, 2014
Deferred tax asset attributable to:
Net operating loss carryover	$164,129	$80,762
Less: valuation allowance	(164,129)	(80,762)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 9 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to December 31, 2015 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those specified below.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1847 HOLDINGS LLC

Date: April 14, 2016	By:	/s/ Ellery W. Roberts
Ellery W. Roberts
Chief Executive Officer and Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ellery W. Roberts	Chairman, Chief Executive Officer, President,	April 14, 2016
Ellery W. Roberts	Chief Financial Officer, and Principal Accounting Officer

/s/ Paul Froning	Director	April 14, 2016
Paul Froning

/s/ Robert D. Barry	Director	April 14, 2016
Robert D. Barry

83

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Formation of 1847 Holdings LLC (incorporated by reference to Exhibit 3.1 to the registrant's Registration Statement on Form S-1 filed on February 7, 2014)
3.2	Operating Agreement of 1847 Holdings LLC, dated April 15, 2013 (incorporated by reference to Exhibit 3.3 to the registrant's Registration Statement on Form S-1/A filed on March 14, 2014)
3.3

Amended and Restated Operating Agreement of 1847 Holdings LLC, dated April 15, 2013 (incorporated by reference to Exhibit 3.2 to the registrant's Registration Statement on Form S-1 filed on February 7, 2014)

3.4

Amendment to Amended and Restated Operating Agreement of 1847 Holdings LLC, dated July 2, 2014 (incorporated by reference to Exhibit 3.4 to the registrant's current report on Form 8-K filed on July 2, 2014)

4.1	Specimen certificate evidencing a common share of 1847 Holdings LLC (incorporated by reference to Exhibit 4.1 to the registrant's Registration Statement on Form S-1 filed on February 7, 2014)
10.1

Management Services Agreement by and between 1847 Holdings LLC and 1847 Partners LLC, dated April 15, 2013 (incorporated by reference to Exhibit 10.1 to the registrant's Registration Statement on Form S-1/A filed on March 14, 2014)

10.2	Amendment No. 1 to Management Services Agreement, dated September 15, 2013 (incorporated by reference to Exhibit 10.2 to the registrant's Registration Statement on Form S-1 filed on February 7, 2014)
10.3

Securities Purchase Agreement, dated September 15, 2013, among 1847 Holdings LLC, Ellery W. Roberts and 1847 Management Services, Inc. (incorporated by reference to Exhibit 10.3 to the registrant's Registration Statement on Form S-1 filed on February 7, 2014)

10.4

Restricted Common Share Grant Agreement, dated September 15, 2013, among 1847 Holdings LLC, Bevilacqua PLLC and Joseph J. Kaufman (incorporated by reference to Exhibit 10.4 to the registrant's Registration Statement on Form S-1 filed on February 7, 2014)

10.5

Asset Purchase Agreement, dated as of September 9, 2014, between Calphalon Corporation and Monrovia Cookware, Inc. (incorporated by reference to Exhibit 10.5 to the registrant's Quarterly Report on Form 10-Q filed on November 14, 2014)

10.6	Membership Interest Purchase Agreement, dated as of March 6, 2015 among Monrovia Money Train, Inc., Money Train Title Loans, LLC, On Track, LLC, and the other parties set forth on Schedule A thereto
14.1	Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14.1 to the registrant's Annual Report on Form 10-K filed on April 15, 2015)
21.1	List of subsidiaries of the registrant
31.1	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

______________

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a report for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

84