Form 10-Q
period 2016-03-31
1847 Holdings LLC
filed 2016-05-16
CIK 1599407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

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

_____________________________________________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No ☒

As of May 14, 2016, there were 77,887,500 common shares of the registrant issued and outstanding.

1847 HOLDINGS LLC

Quarterly Report on Form 10-Q

 Period Ended March 31, 2016

2

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1847 HOLDINGS LLC CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31, 2016	December 31, 2015
ASSETS

Current Assets
Cash	$367	$415
Accounts receivable	100,000	100,000
Prepaid expenses and other assets	369	369

TOTAL CURRENT ASSETS	100,736	100,784

INVESTMENTS	6	6

TOTAL ASSETS	$100,742	$100,790

LIABILITIES AND SHAREHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Bank overdraft	$-	$-
Accounts payable and accrued expenses	446,477	402,681
Advances, related party	93,647	98,146

TOTAL LIABILITIES	540,124	500,827

SHAREHOLDERS' (DEFICIT)
Allocation shares, 1,000 shares issued and outstanding	1,000	1,000
Common Shares, 500,000,000 shares authorized, 77,887,500 shares issued and outstanding as of March 31, 2016 and December 31, 2015	7	7
Additional Paid In Capital	14,999	14,999
Accumulated (Deficit)	(455,388)	(416,043)

TOTAL SHAREHOLDERS' (DEFICIT)	(439,382)	(400,037)

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)	$100,742	$100,790

The accompanying notes are an integral part of these consolidated financial statements.

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ending
	March 31, 2016	March 31, 2015

REVENUES	$-	$43,750

OPERATING EXPENSES
General and administrative	1,548	45,353
Professional fees	37,797	39,297
TOTAL OPERATING EXPENSES	39,345	84,650

NET LOSS FROM OPERATIONS	(39,345)	(40,900)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(39,345)	$(40,900)

Net Loss Per Share: Basic and diluted	$(0.00)	$(0.00)
Weighted-average number of common shares outstanding: Basic and diluted	77,887,500	77,887,500

The accompanying notes are an integral part of these consolidated financial statements.

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ending
	March 31, 2016	March 31, 2015
OPERATING ACTIVITIES
Net loss	$(39,345)	$(40,900)

Adjustments to reconcile net income to net cash provided by operating activities:
Financing costs	-	-

Changes in operating assets and liabilities:
Increase accounts receivable	-	(12,500)
Increase (decrease) in accounts payable and accrued expenses	43,797	41,276
Net cash used in operating activities	4,452	(12,124)

FINANCING ACTIVITIES
Proceeds from (repayment to) bank overdraft	-	41
Loans from (repayments to) related party	(4,500)	12,083
Net cash (used) by financing activities	4,500	12,124

NET INCREASE (DECREASE) IN CASH	(48)	-

CASH
Beginning of period	415	-
End of period	$367	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

1847 HOLDINGS LLC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial positions, results of operations, and cash flows on March 31, 2016, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2015 audited financial statements. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the operating results for the full year.

NOTE 3—GOING CONCERN

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

NOTE 4—INVESTMENTS

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

Advances

From time to time, the Company has received advances from certain of its officers and related parties to meet short-term working capital needs. For the periods ended March 31, 2016 and December 31, 2015, a total of $93,647 and $98,146 advances from related parties is outstanding, respectively. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

NOTE 6—EQUITY

Allocation shares

As of March 31, 2016 and December 31, 2015, the Company had authorized and outstanding 1,000 allocation shares. These Allocation Shares do not entitle the holder thereof to vote on any matter relating to the Company other than in connection with amendments to the Company's operating agreement and in connection with certain other corporate transactions as specified in the Company's operating agreement.

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

Common shares

The Company has authorized 500,000,000 common shares as of March 31, 2016 and December 31, 2015 and the Company had 77,887,500 common shares issued and outstanding. The common shares entitle the holder thereof to one vote per share on all matters coming before the shareholders of our company for a vote.

There were no equity transactions during the three months ended March 31, 2016 and 2015.

NOTE 7—COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. An office space has been leased on a month by month basis.

The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 8—SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to March 31, 2016 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those specified below.

On April 16, 2016, the Membership Interest Purchase Agreement, or the Purchase Agreement, between the Company, Monrovia SF I, CJ Investors, LLC, CM Investors, LLC and CM Investors II, LLC, AAA Auto Title Loans, LLC, Cash 1, LLC, and Express Tow & Salvage, LLC, dated as of December 29, 2015 relating to the Company's proposed acquisition of a certain business was terminated.

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

Readers are cautioned not to place undue reliance on our forward-looking statements, which reflect management's opinions only as of the date thereof. We undertake no obligation to revise or publicly release the results of any revision of our forward-looking statements, except as required by law.

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

•	"1847," "we," "our" and "our company" refer to our company, including our management consulting business;

•	"our management consulting business" refers, collectively, to the management consulting and advisory business conducted by each of PPI Management and Christals Management;

•	"our businesses" or "our future businesses" refers, collectively, to our management consulting business and the businesses in which we may own a controlling interest from time to time in the future;

•	"1847 Management" refers to 1847 Management Services, Inc., our wholly-owned subsidiary;

•	"Monrovia Auto Finance" refers to Monrovia Auto Finance, Inc., formerly Monrovia Money Train, Inc., our wholly-owned subsidiary;

•	"Monrovia SF I" refers to Monrovia SF I, Inc., our wholly-owned subsidiary;

•	"PPI Management" refers to PPI Management Group, LLC, our 50% owned subsidiary;

•	"Christals Management" refers to Christals Management LLC, our 50% owned subsidiary;

•	"our shareholders" refers to holders of our common shares;

•	"SEC" refers to the Securities and Exchange Commission;

•	"Securities Act" refers to the Securities Act of 1933, as amended; and

•	"Exchange Act" refers to the Securities Exchange Act of 1934, as amended.

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

On September 15, 2013, our subsidiary, 1847 Management, acquired a 50% interest in each of PPI Management and Christals Management from our Chief Executive Officer and controlling shareholder, Ellery W. Roberts. In connection with the acquisition of such equity interests from Mr. Roberts, we issued to Mr. Roberts 65,625,000 of our common shares pursuant to a securities purchase agreement, dated September 15, 2013, between our company and Mr. Roberts. Each of PPI Management and Christals Management are management consulting and advisory firms. Mr. Roberts is a manager of each of PPI Management and Christals Management and is responsible for providing consulting and advisory services to the clients of PPI Management and Christals Management. We also acquired these business interests in an attempt to minimize future conflicts of interest involving the splitting of Mr. Roberts's business time. Mr. Roberts and the board of directors of our company determined that it would be in the best interests of our company to acquire such interests in PPI Management and Christals Management so that our company can operate such management consulting and advisory businesses and so Mr. Roberts's business time will not be diverted away from the business and affairs of our company.

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

Under our advisory agreement with Peekay, Christals Management generates annual revenues of $250,000 per year payable quarterly. Since 1847 Management owns 50% of Christals Management, 1847 Management is entitled to 50% of the aggregate $250,000 in compensation under the Christals advisory agreement, or $125,000 per year. This amount is paid to Christals Management in quarterly installments. Under our advisory agreement with PPI Acquisition, PPI Management is entitled to a fee equal to 5.75% of PPI Acquisition's EBITDA, payable as follows: (i) 3.75% of EBITDA for any fiscal quarter is payable quarterly in advance and (ii) the difference between 5.75% of EBITDA for any fiscal year and the aggregate quarterly payments previously paid with respect to fiscal quarters in such fiscal year, payable yearly in arrears.

On November 19, 2015, Christals Management entered into a termination agreement with Peekay and CP IV, the other consultant that is party to the advisory agreement with Peekay. The termination agreement terminates the advisory agreement between Christals Management, CP IV and Peekay effective as of the closing of Peekay's public offering, which is currently ongoing. Upon the closing of such offering, the termination agreement obligates Peekay to pay Christals Management and CP IV all accrued, but unpaid, fees then owed under the advisory agreement and to reimburse Christals Management and CP IV for any unreimbursed expenses through the date of the closing of Peekay's public offering. After the closing of Peekay's public offering, neither Christals Management nor Peekay will have any further obligations under the advisory agreement. After entering into the termination agreement with Peekay in order to accommodate Peekay so that it could satisfy the requirements of its senior lender Christals Management agreed that it would further postpone receipt of any remaining accrued fees or unreimbursed expenses through the date that Peekay repays amounts owed to its senior lenders under its senior credit facility. As of March 31, 2016, the Company is due accrued fees in the amount of $100,000 from Peekay and Christals Management.

We expect to generate revenues through the provision by our indirect subsidiaries, PPI Management and Christals Management, of management consulting services to two clients under separate advisory agreements. Since we only hold a 50% interest in each of PPI Management and Christals Management, we will be entitled to 50% of the revenues and net income of PPI Management and Christals Management.

Our cash balance is $367 as of March 31, 2016. Our current cash balance will not be sufficient to fund our operations for the next 12 months if we are unable to successfully borrow money from our affiliates or raise money from third parties. We will need funding from third parties or from our affiliates in order to achieve our business plan goals. The minimum amount of financing that we need in the next 12 months to continue operations is estimated to be $150,000. Our current operations are solely dependent on personal loans and capital contributions from our principal executive officer. We have been utilizing and may utilize funds from Ellery W. Roberts, our Chief Executive Officer and Chairman, who has informally agreed to advance funds to allow us to cover our expenses pending our initial platform acquisition. There is no a maximum amount of funds that Mr. Roberts has agreed to advance. Mr. Roberts has no formal commitment, arrangement or legal obligation to advance or loan funds to our company. In order to achieve our business plan goals, we will need to raise additional capital.

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

Option Agreement and Servicing Agreement

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

Membership Interest Purchase Agreement

On April 16, 2016, the Membership Interest Purchase Agreement, or the Purchase Agreement, between the Company, Monrovia SF I, CJ Investors, LLC, CM Investors, LLC and CM Investors II, LLC, AAA Auto Title Loans, LLC, Cash 1, LLC, and Express Tow & Salvage, LLC, dated as of December 29, 2015 relating to the Company's proposed acquisition of a certain business was terminated.

No early termination penalties were incurred by the Company as a result of the termination of the Purchase Agreement. There was no material relationship between the Company and Monrovia SF I, on the one hand, or their affiliates, and any of the other parties to the Purchase Agreement other than in respect of the Purchase Agreement.

A description of the Purchase Agreement is contained in the current report on Form 8-K filed by the Company with the Securities and Exchange Commission on December 29, 2015, and is incorporated by reference herein.

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

In addition to the incremental operating expenses discussed above, pursuant to the management services agreement, our company will pay our manager a quarterly management fee equal to 0.5% (2.0% annualized) of our adjusted net assets, which is defined in the management services agreement. By amendment to the management services agreement, in lieu of paying a quarterly management fee under the management services agreement based upon the adjusted net assets of our management consulting business, we will pay our manager a flat quarterly fee equal to $43,750. We no longer expect to generate sufficient revenues from our management consulting business to pay our manager a flat quarterly fee of $43,750. While we do not expect that our management consulting business will generate sufficient fees to cover the manager's quarterly flat fee, if for any reason it does not, our manager has agreed verbally that such fee will accrue until sufficient revenues are generated. We also expect that until we begin making acquisitions, all revenues generated from our management consulting business will be used to cover operating expenses, including management fees. This amendment only applies to our management consulting business and will not apply to any businesses that we acquire in the future. The amount of the management fee payable will be reduced by the aggregate amount of any offsetting management fees, if any, received by our manager from any of the businesses that we may acquire in the future. As part of its business strategy, our company does intend to acquire additional businesses (we have not entered into any letters of intent nor have we currently identified any specific businesses to acquire). We intend to finance our acquisition strategy primarily through a combination of using the funds raised in our public offering, issuing new equity and incurring debt as well as cash generated by operations. Therefore, the net adjusted assets, and the management fee, may fluctuate from quarter to quarter due to acquisitions or dispositions of our businesses and performance of our businesses. The growth in the adjusted net assets as defined in the management services agreement will, most likely, increase due to these acquisitions and will increase the management fee regardless of whether such acquisitions contribute positively to our net income. As a result, we anticipate that the management fee will represent a significant percentage of our net income following the acquisition by us of businesses in the future. See "Item 1. Business – Our Manager – Our Manager as a Service Provider – Management Fee" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 for more information about the calculation, an example of such calculation and payment of the management fee and the specific definitions of the terms used in such calculation.

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

See the section entitled "Item 1. Business – Our Manager" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 for more information concerning the management fee, the profit allocation and put price.

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

Comparison of Three Months Ended March 31, 2016 and 2015

Revenues

We did not generate management fee revenues from our indirect subsidiaries during the three months ended March 31, 2016, as compared to $43,750 during the three months ended March 31, 2015.

Operating Expenses

Administrative and professional fees amounted to $39,345 and $84,650 for the three months ended March 31, 2016 and 2015, respectively. During the three months ended March 31, 2016 and 2015, quarterly fees due and payable to our manager under the management services agreement were $0 and $43,750, respectively. During the three months ended March 31, 2016 and 2015, corporate expenses of $39,345 and $40,900 were primarily related to office and professional fees, respectively.

Operating loss

Our loss amounted to $(39,345) and $(40,900) for the three months ended March 31, 2016 and 2015, respectively. Our loss is attributable to the administrative costs and professional fees incurred as there is currently no gross margin generated from our management fee revenue. We have not yet completed our initial platform acquisition and do not expect to generate significant cash from our operations such that we might generate any profits until we are able to raise sufficient capital to complete our initial platform acquisition.

Liquidity and Capital Resources of our Management Consulting Business

As of March 31, 2016, we had $367 in cash and our current assets were comprised of $100,000 management fee accounts receivable and other assets of $369 and our liabilities were $540,124, comprised of $93,647 owed to Ellery W. Roberts, our Chief Executive Officer and affiliated entities, and accounts payable of $446,477.

Since inception, we have sold 66,625,000 common shares to our Chief Executive Officer and Chairman, in exchange for a 50% equity interest in each of PPI Management and Christals Management. In addition, on September 15, 2013, we entered into a restricted stock purchase agreement with Bevilacqua PLLC, a consultant to the Company, and an independent contractor consulting for Bevilacqua PLLC. Pursuant to this Agreement, the consultants received a total of 11,250,000 common shares in consideration for corporate and securities legal advisory services provided and to be provided to the Company.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2016. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described in Item 9A "Controls and Procedures" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which we are still in the process of remediating as of March 31, 2016, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 for the description of these weaknesses.

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

During its evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2016, our management identified the following material weaknesses:

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

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, our management has identified the steps necessary to address the material weaknesses, and in the first quarter of fiscal 2016, we continued to implement the following remedial procedures:

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

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during the first quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the first quarter of fiscal year 2016 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the quarter.

During the three-month period ended March 31, 2016, we did not repurchase any of our common shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the first quarter of fiscal year 2016, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS.

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1847 HOLDINGS LLC

Date: May 16, 2016	By:	/s/ Ellery W. Roberts
	Name:	Ellery W. Roberts
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certifications of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

______________

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a report for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

