Form 10-Q
period 2016-06-30
1847 Holdings LLC
filed 2016-08-22
CIK 1599407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

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

___________________________________________________________

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

As of August 19, 2016, there were 77,887,500 common shares of the registrant issued and outstanding.

1847 HOLDINGS LLC

Quarterly Report on Form 10-Q

Period Ended June 30, 2016

2

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS

Current Assets
Cash	$85	$415
Accounts receivable	100,000	100,000
Other assets	369	369

TOTAL CURRENT ASSETS	100,454	100,784

INVESTMENTS	6	6

TOTAL ASSETS	$100,460	$100,790

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$479,742	$402,681
Advances, related party	104,714	98,146

TOTAL LIABILITIES	584,456	500,827

SHAREHOLDERS' DEFICIT
Allocation shares, 1,000 shares issued and outstanding	1,000	1,000
Common Shares, 500,000,000 shares authorized, 77,887,500 shares issued and outstanding as of June 30, 2016 and December 31, 2015	7	7
Additional Paid In Capital	14,999	14,999
Accumulated Deficit	(500,002)	(416,043)

TOTAL SHAREHOLDERS' DEFICIT	(483,996)	(400,037)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$100,460	$100,790

The accompanying notes are an integral part of these condensed consolidated financial statements.

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

REVENUES	$-	$43,750	$-	$87,500

OPERATING EXPENSES
General and administrative	1,817	44,782	3,365	90,135
Professional fees	42,797	41,297	80,594	80,594
TOTAL OPERATING EXPENSES	44,614	86,079	83,959	170,729

NET LOSS FROM OPERATIONS	(44,614)	(42,329)	(83,959)	(83,229)

PROVISION FOR INCOME TAXES	–	–	–	–

NET LOSS	$(44,614)	$(42,329)	$(83,959)	$(83,229)

Net Loss Per Share: Basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)
Weighted-average number of common shares outstanding: Basic and diluted	77,887,500	77,887,500	77,887,500	77,887,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the six months ended June 30, 2016	For the six months ended June 30, 2015
OPERATING ACTIVITIES
Net loss	$(83,959)	$(83,229)

Adjustments to reconcile net income to net cash provided by operating activities:
Changes in operating assets and liabilities:
Increase accounts receivable	-	(25,000)
(Increase) decrease in prepaids	-	(24,490)
Increase (decrease) in accounts payable and accrued expenses	77,063	94,576
Net cash used in operating activities	(6,896)	(38,143)

FINANCING ACTIVITIES
Repayment of bank overdraft	-	(446)
Loans from director	6,566	39,089
Net cash (used) by financing activities	6,566	38,643

NET INCREASE (DECREASE) IN CASH	(330)	500

CASH
Beginning of period	415	-
End of period	$85	$500

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common share equivalents outstanding as of June 30, 2016.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board, or FASB, issued ASU-2016-02, "Leases (Topic 842)."  The guidance requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right of use asset representing its right to use the underlying asset for the lease term. For finance leases: the right-of-use asset and a lease liability will be initially measured at the present value of the lease payments, in the statement of financial position; interest on the lease liability will be recognized separately from amortization of the right-of-use asset in the statement of comprehensive income; and repayments of the principal portion of the lease liability will be classified within financing activities and payments of interest on the lease liability and variable lease payments within operating activities in the statement of cash flows. For operating leases: the right-of-use asset and a lease liability will be initially measured at the present value of the lease payments, in the statement of financial position; a single lease cost will be recognized, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis; and all cash payments will be classified within operating activities in the statement of cash flows.  Under Topic 842 the accounting applied by a lessor is largely unchanged from that applied under previous GAAP. The amendments in Topic 842 are effective for our company beginning January 1, 2019, including interim periods within that fiscal year. We are currently evaluating the impact of adopting the new guidance of the consolidated financial statements.

In January 2016, FASB issued Accounting Standards Update ASU 2016-01, "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which amends the guidance in GAAP on the classification and measurement of financial instruments.  Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments.  In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and are to be adopted by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. We are currently evaluating the impact of adopting this standard.

In November 2015, FASB issued ASU 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes," which simplifies the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This ASU is effective for financial statements issued for annual periods beginning after December 16, 2016, and interim periods within those annual periods. The adoption of this standard will not have any impact on our financial position, results of operations and disclosures.

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

Advances

From time to time, the Company has received advances from certain of its officers and related parties to meet short-term working capital needs. For the period ended June 30, 2016 and December 31, 2015, a total of $104,714 and $98,146 advances from related parties are outstanding. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

NOTE 6 – EQUITY

Allocation shares

As of June 30, 2016 and December 31, 2015, the Company had authorized and outstanding 1,000 allocation shares. These Allocation Shares do not entitle the holder thereof to vote on any matter relating to the Company other than in connection with amendments to the Company's operating agreement and in connection with certain other corporate transactions as specified in the Company's operating agreement.

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

Common shares

The Company has authorized 500,000,000 common shares as of June 30, 2016 and December 31, 2015 and the Company had 77,887,500 common shares issued and outstanding. The common shares entitle the holder thereof to one vote per share on all matters coming before the shareholders of our company for a vote.

During the period ended June 30, 2016, the Company did not issue any equity securities.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. An office space has been leased on a month-by-month basis.

The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to June 30, 2016 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those specified below.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. We cannot give any guarantee that the plans, intentions or expectations described in the forward-looking statements will be achieved. All forward-looking statements involve significant risks and uncertainties, and actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those factors described in Item 1A "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Readers should carefully review such risk factors as well as factors described in other documents that we file from time to time with the Securities and Exchange Commission.

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

On November 19, 2015, Christals Management entered into a termination agreement with Peekay and CP IV, the other consultant that is party to the advisory agreement with Peekay. The termination agreement terminates the advisory agreement between Christals Management, CP IV and Peekay effective as of the closing of Peekay's public offering, which is currently ongoing. Upon the closing of such offering, the termination agreement obligates Peekay to pay Christals Management and CP IV all accrued, but unpaid, fees then owed under the advisory agreement and to reimburse Christals Management and CP IV for any unreimbursed expenses through the date of the closing of Peekay's public offering. After the closing of Peekay's public offering, neither Christals Management nor Peekay will have any further obligations under the advisory agreement. After entering into the termination agreement with Peekay in order to accommodate Peekay so that it could satisfy the requirements of its senior lender Christals Management agreed that it would further postpone receipt of any remaining accrued fees or unreimbursed expenses through the date that Peekay repays amounts owed to its senior lenders under its senior credit facility. As of June 30, 2016, the Company is due accrued fees in the amount of $100,000 from Peekay and Christals Management.

We expect to generate revenues through the provision by our indirect subsidiaries, PPI Management and Christals Management, of management consulting services to two clients under separate advisory agreements. Since we only hold a 50% interest in each of PPI Management and Christals Management, we will be entitled to 50% of the revenues and net income of PPI Management and Christals Management.

Our cash balance is $85 as of June 30, 2016. Our current cash balance will not be sufficient to fund our operations for the next 12 months if we are unable to successfully borrow money from our affiliates or raise money from third parties. We will need funding from third parties or from our affiliates in order to achieve our business plan goals. The minimum amount of financing that we need in the next 12 months to continue operations is estimated to be $150,000. Our current operations are solely dependent on personal loans and capital contributions from our principal executive officer. We have been utilizing and may utilize funds from Ellery W. Roberts, our Chief Executive Officer and Chairman, who has informally agreed to advance funds to allow us to cover our expenses pending our initial platform acquisition. There is no a maximum amount of funds that Mr. Roberts has agreed to advance. Mr. Roberts has no formal commitment, arrangement or legal obligation to advance or loan funds to our company. In order to achieve our business plan goals, we will need to raise additional capital.

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

Option Agreement and Servicing Agreement

On September 11, 2015, we entered into an option agreement with Jarrod Clarke and Jarrod Clarke Holdings, Inc. (collectively referred to herein as the Money Train Members) and Money Train Title Loans, LLC, or Money Train, and On Track LLC (collectively referred to herein as the Money Train Companies), pursuant to which the Money Train Members and the Money Train Companies agreed to grant us or any designee an option to purchase either, but not both, of (i) all of the equity of the Money Train Companies or (ii) up to all the assets of each of the Money Train Companies together with certain liabilities of each of the Companies, to be more fully defined based upon mutual agreement of the parties. The option may be exercised until the one-year anniversary of the servicing agreement described below. The option exercise price will be equal to either (i) four (4) times the aggregate six-month trailing EBITDA of the Money Train Companies (on an annualized basis) as of the date of determination, subject to adjustment for purposes of the option agreement to add back to earnings the amount of salary paid to Jarrod Clarke during the applicable period, or (ii) $6 million, whichever is greater, unless the Money Train Members and Money Train Companies consent otherwise.

In addition, on September 11, 2015, Monrovia Auto Finance and Money Train entered into a broker services and loan administration and servicing Agreement, which we refer to herein as the servicing agreement. The purpose of the servicing agreement is to set forth the terms and conditions which will govern certain business activities and transactions to be provided by Money Train, as broker-servicer, and Monrovia Auto Finance, as lender, to borrowers and prospective borrowers seeking loans. Money Train has developed a broker services program pursuant to applicable New Mexico consumer credit laws and regulations under which Money Train may provide broker services including but not limited to assisting borrowers in obtaining loans. Monrovia Auto Finance may make installment loans to borrowers secured by a first lien in the borrowers' motor vehicle in accordance with applicable New Mexico consumer credit laws and regulations. Money Train desires to offer its broker-servicer program to borrowers who may be interested in the loan program.

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

The servicing agreement loan and broker programs were to commence on October 1, 2015, subject to the parties having requisite licensing, software and systems in place by this date. As of the date of this report, we have not obtained the required license and as a result the servicing agreement loan and broker programs have not yet been initiated. Either party may terminate the agreement upon default by the other party. Each party may also terminate immediately if it determines that the servicing agreement or programs under it are illegal, a regulatory authority requires termination, the party determines in its reasonable discretion that the servicing agreement programs may materially adversely affect its operations or relationship with a regulatory authority. In addition, each party may terminate the servicing agreement upon ninety (90) days' prior written notice. However, the parties' obligations with respect to outstanding loans will remain in effect for so long as such loans remain outstanding, notwithstanding termination. In addition, if Money Train terminates the servicing agreement without cause, it will continue to service outstanding loans for up to one year after termination so that Monrovia Auto Finance may engage a replacement servicer for the loans.

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

Business Combinations

The acquisition of our management consulting business and any future acquisitions of controlling interest in other businesses will be accounted for under the purchase method of accounting as provided under GAAP. The amounts assigned to the identifiable assets acquired and the liabilities assumed in connection with each acquisition will be based on their respective estimated fair values as of the date of acquisitions with the remainder, if any, to be recorded as goodwill. The fair values will be determined by our management team, taking into consideration information supplied by our manager's operating partners, the management of the acquired entities and other relevant information. The determination of fair values requires significant judgment by our management team, which may consult with outside consultants on future acquisitions to assist in the process. This judgment could result in either higher or lower value being assigned to amortizable or depreciable assets, which could result in either higher or lower amortization or depreciation expense.

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

Stock Equity-Based Compensation

ASC 718 Compensation-Stock Compensation sets accounting requirements for "share-based" compensation to employees and requires companies to recognize in the income statement the grant-date fair value of the stock options and other equity-based compensation. 1847 Management did not have any stock equity-based compensation. It is our company's policy to account for equity-based compensation in accordance with ASC 718.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board, or FASB, issued ASU-2016-02, "Leases (Topic 842)." The guidance requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right of use asset representing its right to use the underlying asset for the lease term. For finance leases: the right-of-use asset and a lease liability will be initially measured at the present value of the lease payments, in the statement of financial position; interest on the lease liability will be recognized separately from amortization of the right-of-use asset in the statement of comprehensive income; and repayments of the principal portion of the lease liability will be classified within financing activities and payments of interest on the lease liability and variable lease payments within operating activities in the statement of cash flows. For operating leases: the right-of-use asset and a lease liability will be initially measured at the present value of the lease payments, in the statement of financial position; a single lease cost will be recognized, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis; and all cash payments will be classified within operating activities in the statement of cash flows. Under Topic 842 the accounting applied by a lessor is largely unchanged from that applied under previous GAAP. The amendments in Topic 842 are effective for our company beginning January 1, 2019, including interim periods within that fiscal year. We are currently evaluating the impact of adopting the new guidance of the consolidated financial statements.

In January 2016, FASB issued Accounting Standards Update ASU 2016-01, "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which amends the guidance in GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and are to be adopted by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. We are currently evaluating the impact of adopting this standard.

In November 2015, FASB issued ASU 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes," which simplifies the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This ASU is effective for financial statements issued for annual periods beginning after December 16, 2016, and interim periods within those annual periods. The adoption of this standard will not have any impact on our financial position, results of operations and disclosures.

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

Expenses

Our operating expenses will primarily consist of cost of professional services and for other fees, costs and expenses. These other expenses will include the cost of audits, Sarbanes-Oxley compliance costs, insurance premiums paid for directors and officers, and tax preparation services. We estimate that our company's annual incremental operating expenses will be approximately $100,000.

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

Plan of Operation

We believe that we must raise at least $150,000 in order to sustain operations for at least 12 months. However, if we are unable to successfully identify and acquire a platform business that generates cash flow and/or raise additional capital we may not have sufficient cash flow to continue our operations. If we are unable to raise additional financing and successfully identify and acquire a platform business that generates sufficient cash flow in the near future, we will need to find alternative sources of financing or we may have to discontinue our operations.

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

Comparison of Three Months Ended June 30, 2016 and 2015

Revenues

We did not generate management fee revenues from our indirect subsidiaries during the three months ended June 30, 2016, as compared to $43,750 during the three months ended June 30, 2015.

Operating Expenses

Administrative and professional fees amounted to $44,614 and $86,079 for the three months ended June 30, 2016 and 2015, respectively. During the three months ended June 30, 2016 and 2015, quarterly fees due and payable to our manager under the management services agreement were $0 and $43,750, respectively. During the three months ended June 30, 2016 and 2015, corporate expenses of $44,614 and $42,329 were primarily related to office and professional fees, respectively.

Operating loss

Our loss amounted to $44,614 and $42,329 for the three months ended June 30, 2016 and 2015, respectively. Our loss is attributable to the administrative costs and professional fees incurred as there is currently no gross margin generated from our management fee revenue. We have not yet completed our initial platform acquisition and do not expect to generate significant cash from our operations such that we might generate any profits until we are able to raise sufficient capital to complete our initial platform acquisition.

Comparison of Six Months Ended June 30, 2016 and 2015

Revenues

We did not generate management fee revenues from our indirect subsidiaries during the six months ended June 30, 2016, as compared to $87,500 during the six months ended June 30, 2015.

Operating Expenses

Administrative and professional fees amounted to $83,959 and $170,729 for the six months ended June 30, 2016 and 2015, respectively. During the six months ended June 30, 2016 and 2015, quarterly fees due and payable to our manager under the management services agreement were $0 and $87,500, respectively. During the six months ended June 30, 2016 and 2015, corporate expenses of $83,959 and $83,229 were primarily related to office and professional fees, respectively.

Operating loss

Our loss amounted to $83,959 and $83,229 for the six months ended June 30, 2016 and 2015, respectively. Our loss is attributable to the administrative costs and professional fees incurred as there is currently no gross margin generated from our management fee revenue. We have not yet completed our initial platform acquisition and do not expect to generate significant cash from our operations such that we might generate any profits until we are able to raise sufficient capital to complete our initial platform acquisition.

Liquidity and Capital Resources of our Management Consulting Business

As of June 30, 2016, we had $85 in cash and our current assets were comprised of $100,000 management fee accounts receivable and other assets of $375 and our liabilities were $584,457, comprised of $104,714 owed to Ellery W. Roberts, our Chief Executive Officer and affiliated entities, and accounts payable of $479,742.

Since inception, we have sold 66,625,000 common shares to our Chief Executive Officer and Chairman, in exchange for a 50% equity interest in each of PPI Management and Christals Management. In addition, on September 15, 2013, we entered into a restricted stock purchase agreement with Bevilacqua PLLC, a consultant to the Company, and an independent contractor consulting for Bevilacqua PLLC. Pursuant to this agreement, the consultants received a total of 11,250,000 common shares in consideration for corporate and securities legal advisory services provided and to be provided to us.

On May 9, 2014, we commenced our initial public offering of 37,500,000 common shares at an offering price of $0.0133 per share. On June 30, 2014, we filed a post-effective amendment to our Form S-1 to terminate the initial public offering. The post-effective amendment was declared effective by the SEC on July 1, 2014. Gross proceeds from the offering were $13,500, not including accounting, legal, transfer agent, and other offering expenses. Including such expenses, estimated net expenses of the initial public offering were $47,568.

We will attempt to raise additional necessary funds to proceed with all phases of our plan of operation. The sources of funding we may consider to fund this work include a new public offering, a private placement of our securities or loans from our Chief Executive Officer and Chairman.

As we were unable to raise sufficient funds in our initial public offering, we will seek capital from other sources such as taking loans, which will likely not even be possible for our company. However, if such financing were available, because we are an emerging growth company, we would likely have to pay additional costs associated with high-risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing. If our company cannot raise additional proceeds via a private placement of its equity or debt securities, or secure a loan, we would be required to cease business operations. As a result, investors would lose all of their investment.

Our auditors have issued a "going concern" opinion, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we are successful in acquiring a platform business that has sufficient cash flows or we obtain additional capital. No substantial revenues are anticipated until we have completed the financing from one or more future public or private offerings and implemented our plan of operations. Our only source for cash at this time is revenues generated by our indirect subsidiaries PPI Management and Christals Management and investments from our initial public offering. We must raise additional cash to implement our strategy and stay in business. If we are unable to obtain additional working capital our business may fail. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is investments by our Chief Executive Officer and Chairman in our company. We must raise the additional cash to implement our projected plan of operations described above under "Plan of Operation." We anticipate the cost of being a reporting public company over the next 12 months will be approximately $30,000.

Should we fail to gain sufficient financing, we would be forced to scale back or abort completely the implementation of our 12-month plan of operation.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2016. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described in Item 9A "Controls and Procedures" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which we are still in the process of remediating as of June 30, 2016, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 for the description of these weaknesses.

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

During its evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2016, our management identified the following material weaknesses:

•	We did not have appropriate policies and procedures in place to evaluate the proper accounting and disclosures of key documents and agreements.

•	We do not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States commensurate with our financial reporting requirements.

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, our management has identified the steps necessary to address the material weaknesses, and in the second quarter of fiscal 2016, we continued to implement the following remedial procedures:

•	We are in the process of hiring a chief financial officer with significant GAAP and SEC reporting experience.

•	We plan to make necessary changes by providing training to our financial team and our other relevant personnel on the GAAP accounting guidelines applicable to our financial reporting requirements.

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

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during the second quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the second quarter of fiscal year 2016 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the quarter.

During the three-month period ended June 30, 2016, we did not repurchase any of our common shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the second quarter of fiscal year 2016, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS.

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1847 HOLDINGS LLC

Date: August 22, 2016	By:	/s/ Ellery W. Roberts
	Name:	Ellery W. Roberts
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

______________

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a report for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

