Form 10-Q
period 2016-09-30
1847 Holdings LLC
filed 2016-11-21
CIK 1599407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

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

______________________________________________________________

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

As of November 14, 2016, there were 77,887,500 common shares of the registrant issued and outstanding.

1847 HOLDINGS LLC

Quarterly Report on Form 10-Q

 Period Ended September 30, 2016

2

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS

Current Assets
Cash	$37	$415
Accounts receivable	100,000	100,000
Other assets	369	369

TOTAL CURRENT ASSETS	100,406	100,784

INVESTMENTS	6	6

TOTAL ASSETS	$100,412	$100,790

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$521,617	$402,681
Advances, related party	106,796	98,146

TOTAL LIABILITIES	628,413	500,827

SHAREHOLDERS’ DEFICIT
Allocation shares, 1,000 shares issued and outstanding	1,000	1,000
Common Shares, 500,000,000 shares authorized, 77,887,500 shares issued and outstanding as of September 30, 2016 and December 31, 2015	7	7
Additional Paid In Capital	14,999	14,999
Accumulated Deficit	(544,007)	(416,043)

TOTAL SHAREHOLDERS’ DEFICIT	(528,001)	(400,037)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$100,412	$100,790

The accompanying notes are an integral part of these condensed consolidated financial statements.

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

REVENUES	$–	$43,750	$–	$131,250

OPERATING EXPENSES
Acquisition consulting	–	39,790	–	39,790
General and administrative	1,833	45,787	5,198	135,922
Professional fees	42,172	39,297	122,766	119,891
TOTAL OPERATING EXPENSES	44,005	124,874	127,964	295,603

NET LOSS FROM OPERATIONS	(44,005)	(81,124)	(127,964)	(164,353)

PROVISION FOR INCOME TAXES	–	–	–	–

NET LOSS	$(44,005)	$(81,124)	$(127,964)	$(164,353)

Net Loss Per Share: Basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)
Weighted-average number of common shares outstanding: Basic and diluted	77,887,500	77,887,500	77,887,500	77,887,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30, 2016	For the nine months ended September 30, 2015
OPERATING ACTIVITIES
Net loss	$(127,964)	$(164,353)

Adjustments to reconcile net income to net cash provided by operating activities:
Changes in operating assets and liabilities:
Increase accounts receivable	–	(37,500)
Increase (decrease) in accounts payable and accrued expenses	118,936	153,173
Net cash used in operating activities	(9,028)	(48,680)

FINANCING ACTIVITIES
Repayment of bank overdraft	–	(446)
Loans from director	8,650	49,589
Net cash (used) by financing activities	8,650	49,143

NET INCREASE (DECREASE) IN CASH	(378)	463

CASH
Beginning of period	415	–
End of period	$37	$463

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$–	$–
Income taxes paid	$–	$–

The accompanying notes are an integral part of these condensed consolidated financial statements.

1847 HOLDINGS LLC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND NATURE OF BUSINESS

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP”). The Company has adopted a calendar year end.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common share equivalents outstanding as of September 30, 2016.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU-2016-02, “Leases (Topic 842).” The guidance requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right of use asset representing its right to use the underlying asset for the lease term. For finance leases: the right-of-use asset and a lease liability will be initially measured at the present value of the lease payments, in the statement of financial position; interest on the lease liability will be recognized separately from amortization of the right-of-use asset in the statement of comprehensive income; and repayments of the principal portion of the lease liability will be classified within financing activities and payments of interest on the lease liability and variable lease payments within operating activities in the statement of cash flows. For operating leases: the right-of-use asset and a lease liability will be initially measured at the present value of the lease payments, in the statement of financial position; a single lease cost will be recognized, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis; and all cash payments will be classified within operating activities in the statement of cash flows. Under Topic 842 the accounting applied by a lessor is largely unchanged from that applied under previous GAAP. The amendments in Topic 842 are effective for our company beginning January 1, 2019, including interim periods within that fiscal year. We are currently evaluating the impact of adopting the new guidance of the consolidated financial statements.

In January 2016, FASB issued Accounting Standards Update ASU 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which amends the guidance in GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and are to be adopted by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. We are currently evaluating the impact of adopting this standard.

In November 2015, FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” which simplifies the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This ASU is effective for financial statements issued for annual periods beginning after December 16, 2016, and interim periods within those annual periods. The adoption of this standard will not have any impact on our financial position, results of operations and disclosures.

NOTE 3 — GOING CONCERN

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

NOTE 4 — INVESTMENTS

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

NOTE 5 — RELATED PARTIES

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

Advances

From time to time, the Company has received advances from certain of its officers and related parties to meet short-term working capital needs. As of September 30, 2016 and December 31, 2015, a total of $106,796 and $98,146 advances from related parties are outstanding. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

NOTE 6 — EQUITY

Allocation shares

As of September 30, 2016 and December 31, 2015, the Company had authorized and outstanding 1,000 allocation shares. These allocation shares do not entitle the holder thereof to vote on any matter relating to the Company other than in connection with amendments to the Company’s operating agreement and in connection with certain other corporate transactions as specified in the Company’s operating agreement.

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

Common shares

The Company has authorized 500,000,000 common shares as of September 30, 2016 and December 31, 2015 and the Company had 77,887,500 common shares issued and outstanding. The common shares entitle the holder thereof to one vote per share on all matters coming before the shareholders of our company for a vote.

During the period ended September 30, 2016, the Company did not issue any equity securities.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. An office space has been leased on a month-by-month basis.

The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 8 — SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to September 30, 2016 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

•	“1847,” “we,” “our” and “our company” refer to our company, including our management consulting business;

•	“our management consulting business” refers, collectively, to the management consulting and advisory business conducted by each of PPI Management and Christals Management;

•	“our businesses” or “our future businesses” refers, collectively, to our management consulting business and the businesses in which we may own a controlling interest from time to time in the future;

•	“1847 Management” refers to 1847 Management Services, Inc., our wholly-owned subsidiary;

•	“Monrovia Auto Finance” refers to Monrovia Auto Finance, Inc., formerly Monrovia Money Train, Inc., our wholly-owned subsidiary;

•	“PPI Management” refers to PPI Management Group, LLC, our 50% owned subsidiary;

•	“Christals Management” refers to Christals Management LLC, our 50% owned subsidiary;

•	“our shareholders” refers to holders of our common shares;

•	“SEC” refers to the Securities and Exchange Commission;

•	“Securities Act” refers to the Securities Act of 1933, as amended; and

•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

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

Under our advisory agreement with Peekay, Christals Management generates annual revenues of $250,000 per year payable quarterly. Since 1847 Management owns 50% of Christals Management, 1847 Management is entitled to 50% of the aggregate $250,000 in compensation under the Christals advisory agreement, or $125,000 per year. This amount is paid to Christals Management in quarterly installments. Under our advisory agreement with PPI Acquisition, PPI Management is entitled to a fee equal to 5.75% of PPI Acquisition’s EBITDA, payable as follows: (i) 3.75% of EBITDA for any fiscal quarter is payable quarterly in advance and (ii) the difference between 5.75% of EBITDA for any fiscal year and the aggregate quarterly payments previously paid with respect to fiscal quarters in such fiscal year, payable yearly in arrears.

On November 19, 2015, Christals Management entered into a termination agreement with Peekay and CP IV SPV, LLC, or CP IV, the other consultant that is party to the advisory agreement with Peekay. The termination agreement terminates the advisory agreement between Christals Management, CP IV and Peekay effective as of the closing of Peekay’s public offering, which is currently ongoing. Upon the closing of such offering, the termination agreement obligates Peekay to pay Christals Management and CP IV all accrued, but unpaid, fees then owed under the advisory agreement and to reimburse Christals Management and CP IV for any unreimbursed expenses through the date of the closing of Peekay’s public offering. After the closing of Peekay’s public offering, neither Christals Management nor Peekay will have any further obligations under the advisory agreement. After entering into the termination agreement with Peekay in order to accommodate Peekay so that it could satisfy the requirements of its senior lender, Christals Management agreed that it would further postpone receipt of any remaining accrued fees or unreimbursed expenses through the date that Peekay repays amounts owed to its senior lenders under its senior credit facility. As of September 30, 2016, the Company is due accrued fees in the amount of $100,000 from Peekay and Christals Management.

We expect to generate revenues through the provision by our indirect subsidiaries, PPI Management and Christals Management, of management consulting services to two clients under separate advisory agreements. Since we only hold a 50% interest in each of PPI Management and Christals Management, we will be entitled to 50% of the revenues and net income of PPI Management and Christals Management.

Our cash balance is $37 as of September 30, 2016. Our current cash balance will not be sufficient to fund our operations for the next 12 months if we are unable to successfully borrow money from our affiliates or raise money from third parties. We will need funding from third parties or from our affiliates in order to achieve our business plan goals. The minimum amount of financing that we need in the next 12 months to continue operations is estimated to be $150,000. Our current operations are solely dependent on personal loans and capital contributions from our principal executive officer. We have been utilizing and may utilize funds from Ellery W. Roberts, our Chief Executive Officer and Chairman, who has informally agreed to advance funds to allow us to cover our expenses pending our initial platform acquisition. There is no a maximum amount of funds that Mr. Roberts has agreed to advance. Mr. Roberts has no formal commitment, arrangement or legal obligation to advance or loan funds to our company. In order to achieve our business plan goals, we will need to raise additional capital.

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

Option Agreement and Servicing Agreement

On September 11, 2015, we entered into an option agreement with Jarrod Clarke and Jarrod Clarke Holdings, Inc. (collectively referred to herein as the Money Train Members) and Money Train Title Loans, LLC, or Money Train, and On Track LLC (collectively referred to herein as the Money Train Companies), pursuant to which the Money Train Members and the Money Train Companies agreed to grant us or any designee an option to purchase either, but not both, of (i) all of the equity of the Money Train Companies or (ii) up to all the assets of each of the Money Train Companies together with certain liabilities of each of the Money Train Companies, to be more fully defined based upon mutual agreement of the parties. The option may be exercised until the one-year anniversary of the termination of the servicing agreement described below. The option exercise price will be equal to either (i) four (4) times the aggregate six-month trailing EBITDA of the Money Train Companies (on an annualized basis) as of the date of determination, subject to adjustment for purposes of the option agreement to add back to earnings the amount of salary paid to Jarrod Clarke during the applicable period, or (ii) $6 million, whichever is greater, unless the Money Train Members and Money Train Companies consent otherwise.

In addition, on September 11, 2015, Monrovia Auto Finance and Money Train entered into a broker services and loan administration and servicing Agreement, which we refer to herein as the servicing agreement. The purpose of the servicing agreement is to set forth the terms and conditions which will govern certain business activities and transactions to be provided by Money Train, as broker-servicer, and Monrovia Auto Finance, as lender, to borrowers and prospective borrowers seeking loans. Money Train has developed a broker services program pursuant to applicable New Mexico consumer credit laws and regulations under which Money Train may provide broker services including but not limited to assisting borrowers in obtaining loans. Monrovia Auto Finance may make installment loans to borrowers secured by a first lien in the borrowers’ motor vehicle in accordance with applicable New Mexico consumer credit laws and regulations. Money Train desires to offer its broker-servicer program to borrowers who may be interested in the loan program.

Under the servicing agreement, the parties agreed that the loan program shall consist of the origination, funding, and collection of loans in accordance with program guidelines to borrowers at such locations in the State of New Mexico as Money Train, as broker-servicer, may designate from time to time. The parties agreed that Monrovia Auto Finance will act as lender under the loan program and shall have sole responsibility for establishing credit and underwriting criteria for the loans, making the decisions as to whether or not to make loans to prospective borrowers, funding the loans, and, subject to the timely performance of Money Train’s broker-servicer obligations, managing the loan program in accordance with Monrovia Auto Finance’s express obligations under the servicing agreement and the program guidelines. Except as expressly provided in the servicing agreement, (a) nothing therein will be deemed to commit Monrovia Auto Finance to originate or fund any particular level or number of loans, and (b) Monrovia Auto Finance made no representation as to the amount of funding it will be able to raise for the loans. In the event defaulted loans are equal to or greater than twenty-two percent (22%) of the outstanding principal balance of the loan portfolio from time to time, Monrovia Auto Finance has the option, in its sole discretion, to immediately suspend the origination and funding of loans without notice.

Under the servicing agreement, Money Train’s responsibility will be to act as a “loan broker and loan servicer” on behalf of consumers and Monrovia Auto Finance in accordance with the laws of the State of New Mexico. Money Train’s sole compensation under the servicing agreement broker program will be the fee paid to it by Monrovia Auto Finance to be defined in the program guidelines. Money Train will enter into separate broker agreements with borrowers. It will have the sole discretion to determine whether to offer any consumer the opportunity to apply for a loan. Money Train has no obligation to submit a minimum number of loan applications from borrowers to Monrovia Auto Finance or broker any level or number of applicants, and has sole discretion to approve or deny broker services to any prospective borrower.

The parties to the servicing agreement will generally be responsible for their own costs and expenses and for preparing their own respective program materials and advertising materials. However, Monrovia Auto Finance will be responsible for the cost of any radio or television advertisements that the parties mutually agree upon.

The servicing agreement loan and broker programs were to commence on October 1, 2015, subject to the parties having requisite licensing, software and systems in place by this date. As of the date of this report, we have not obtained the required license and as a result the servicing agreement loan and broker programs have not yet been initiated. Either party may terminate the agreement upon default by the other party. Each party may also terminate immediately if it determines that the servicing agreement or programs under it are illegal, a regulatory authority requires termination, the party determines in its reasonable discretion that the servicing agreement programs may materially adversely affect its operations or relationship with a regulatory authority. In addition, each party may terminate the servicing agreement upon ninety (90) days’ prior written notice. However, the parties’ obligations with respect to outstanding loans will remain in effect for so long as such loans remain outstanding, notwithstanding termination. In addition, if Money Train terminates the servicing agreement without cause, it will continue to service outstanding loans for up to one year after termination so that Monrovia Auto Finance may engage a replacement servicer for the loans.

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

Stock Equity-Based Compensation

ASC 718 Compensation-Stock Compensation sets accounting requirements for “share-based” compensation to employees and requires companies to recognize in the income statement the grant-date fair value of the stock options and other equity-based compensation. 1847 Management did not have any stock equity-based compensation. It is our company’s policy to account for equity-based compensation in accordance with ASC 718.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board, or FASB, issued ASU-2016-02, “Leases (Topic 842).” The guidance requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right of use asset representing its right to use the underlying asset for the lease term. For finance leases: the right-of-use asset and a lease liability will be initially measured at the present value of the lease payments, in the statement of financial position; interest on the lease liability will be recognized separately from amortization of the right-of-use asset in the statement of comprehensive income; and repayments of the principal portion of the lease liability will be classified within financing activities and payments of interest on the lease liability and variable lease payments within operating activities in the statement of cash flows. For operating leases: the right-of-use asset and a lease liability will be initially measured at the present value of the lease payments, in the statement of financial position; a single lease cost will be recognized, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis; and all cash payments will be classified within operating activities in the statement of cash flows. Under Topic 842 the accounting applied by a lessor is largely unchanged from that applied under previous GAAP. The amendments in Topic 842 are effective for our company beginning January 1, 2019, including interim periods within that fiscal year. We are currently evaluating the impact of adopting the new guidance of the consolidated financial statements.

In January 2016, FASB issued Accounting Standards Update ASU 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which amends the guidance in GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and are to be adopted by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. We are currently evaluating the impact of adopting this standard.

In November 2015, FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” which simplifies the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This ASU is effective for financial statements issued for annual periods beginning after December 16, 2016, and interim periods within those annual periods. The adoption of this standard will not have any impact on our financial position, results of operations and disclosures.

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

Comparison of Three Months Ended September 30, 2016 and 2015

Revenues

We did not generate management fee revenues from our indirect subsidiaries during the three months ended September 30, 2016, as compared to $43,750 during the three months ended September 30, 2015.

Operating Expenses

Administrative and professional fees amounted to $44,005 and $124,874 for the three months ended September 30, 2016 and 2015, respectively. During the three months ended September 30, 2016 and 2015, quarterly fees due and payable to our manager under the management services agreement were $0 and $43,750, respectively. During the three months ended September 30, 2016 and 2015, corporate expenses of $42,172 and $39,297 were primarily related to office and professional fees, respectively. Furthermore, in the three months ended September 30, 2015, the Company expensed $39,790 in due diligence and consulting costs related to the execution of the Termination Agreement (see Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Overview – Membership Interest Purchase Agreement).

Operating loss

Our loss amounted to $44,005 and $81,124 for the three months ended September 30, 2016 and 2015, respectively. Our loss is attributable to the administrative costs and professional fees incurred as there is currently no gross margin generated from our management fee revenue. We have not yet completed our initial platform acquisition and do not expect to generate significant cash from our operations such that we might generate any profits until we are able to raise sufficient capital to complete our initial platform acquisition.

Comparison of Nine Months Ended September 30, 2016 and 2015

Revenues

We did not generate management fee revenues from our indirect subsidiaries during the nine months ended September 30, 2016, as compared to $131,250 during the nine months ended September 30, 2015.

Operating Expenses

Administrative and professional fees amounted to $127,964 and $295,603 for the nine months ended September 30, 2016 and 2015, respectively. During the nine months ended September 30, 2016 and 2015, quarterly fees due and payable to our manager under the management services agreement were $0 and $131,250, respectively. During the nine months ended September 30, 2016 and 2015, corporate expenses of $127,964 and $255,813 were primarily related to office and professional fees, respectively. Furthermore, in the three months ended September 30, 2015, the Company expensed $39,790 in due diligence and consulting costs related to the execution of the Termination Agreement (see Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Overview – Membership Interest Purchase Agreement).

Operating loss

Our loss amounted to $127,964 and $164,353 for the nine months ended September 30, 2016 and 2015, respectively. Our loss is attributable to the administrative costs and professional fees incurred as there is currently no gross margin generated from our management fee revenue. We have not yet completed our initial platform acquisition and do not expect to generate significant cash from our operations such that we might generate any profits until we are able to raise sufficient capital to complete our initial platform acquisition.

Liquidity and Capital Resources of our Management Consulting Business

As of September 30, 2016, we had $37 in cash and our current assets were comprised of $100,000 management fee accounts receivable and other assets of $369 and our liabilities were $628,413, comprised of $106,796 owed to Ellery W. Roberts, our Chief Executive Officer and affiliated entities, and accounts payable of $521,617.

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

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we are successful in acquiring a platform business that has sufficient cash flows or we obtain additional capital. No substantial revenues are anticipated until we have completed the financing from one or more future public or private offerings and implemented our plan of operations. Our only source for cash at this time is revenues generated by our indirect subsidiaries PPI Management and Christals Management and investments from our initial public offering. We must raise additional cash to implement our strategy and stay in business. If we are unable to obtain additional working capital our business may fail. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is investments by our Chief Executive Officer and Chairman in our company. We must raise the additional cash to implement our projected plan of operations described above under “Plan of Operation.” We anticipate the cost of being a reporting public company over the next 12 months will be approximately $30,000.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2016. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which we are still in the process of remediating as of September 30, 2016, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 for the description of these weaknesses.

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

During its evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2016, our management identified the following material weaknesses:

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

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, our management has identified the steps necessary to address the material weaknesses, and in the third quarter of fiscal 2016, we continued to implement the following remedial procedures:

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

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during the third quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the third quarter of fiscal year 2016 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the quarter.

During the three-month period ended September 30, 2016, we did not repurchase any of our common shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the third quarter of fiscal year 2016, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS.

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1847 HOLDINGS LLC

Date: November 21, 2016	By:	/s/ Ellery W. Roberts
	Name:	Ellery W. Roberts
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

 ______________

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a report for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

