Form 10-K
period 2016-12-31
1847 Holdings LLC
filed 2017-04-17
CIK 1599407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 333-193821

1847 HOLDINGS LLC
(Exact name of registrant as specified in its charter)

Delaware	38-3922937
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

590 Madison Avenue, 18th Floor, New York, NY 10022

(Address of principal executive offices)

(212) 521-4052

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of common shares held by non-affiliates of the registrant on June 30, 2016 was $0 based on a $0 average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 77,887,500 shares of the registrant’s common stock outstanding as of March 31, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

None.

1847 Holdings LLC

Annual Report on Form 10-K Year Ended December 31, 2016

INTRODUCTORY NOTE

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

•	"1847," "we," "our" and "company" refer to our company, including our management consulting business;

•	"our management consulting business" refers, collectively, to the management consulting and advisory business conducted by each of PPI Management Group, LLC and Christals Management LLC;

•	"our businesses" or "our future businesses" refers, collectively, to our management consulting business and the businesses in which we may own a controlling interest from time to time in the future;

•	"our shareholders" refers to holders of our common shares;

•	"SEC" refers to the Securities and Exchange Commission;

•	"Securities Act" refers to the Securities Act of 1933, as amended; and

•	"Exchange Act" refers to the Securities Exchange Act of 1934, as amended.

Special Note Regarding Forward Looking Statements

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

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words "may," "should," "expect," "anticipate," "estimate," "believe," "intend," or "project" or the negative of these words or other variations on these words or comparable terminology. Actual results, performance, liquidity, financial condition, prospects and opportunities could differ materially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors, including the ability to raise sufficient capital to continue our company's operations. These statements may be found under "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Item 1. Business," as well as in this report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Item 1A. Risk Factors" and matters described in this report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will in fact occur.

Potential investors should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

The specific discussions herein about our company include financial projections and future estimates and expectations about our company's business. The projections, estimates and expectations are presented in this report only as a guide about future possibilities and do not represent actual amounts or assured events. All the projections and estimates are based exclusively on our company management's own assessment of our business, the industry in which we work and the economy at large and other operational factors, including capital resources and liquidity, financial condition, fulfillment of contracts and opportunities. The actual results may differ significantly from the projections.

Potential investors should not make an investment decision based solely on our company's projections, estimates or expectations.

Share Distribution

On July 2, 2014, we amended our operating agreement to effect a share distribution of our outstanding and authorized common shares at a ratio of 74 for 1. All share and per share information in this report has been restated to retroactively show the effect of such share distribution unless specified otherwise.

PART I

ITEM 1. BUSINESS.

Overview

We were formed to acquire and manage a group of small and middle-market businesses headquartered in North America. Through our subsidiaries, we currently operate a consulting and advisory services business and provide products and services to the agriculture, construction, lawn and garden industries. We have plans to acquire additional small to medium size businesses in a variety of different industries. Through our structure, we plan to offer investors an opportunity to participate in the ownership and growth of a portfolio of businesses that traditionally have been owned and managed by private equity firms, private individuals or families, financial institutions or large conglomerates. We believe that our management and acquisition strategies will allow us to achieve our goals of growing distributions to our shareholders and increasing shareholder value over time.

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

On September 15, 2013, our subsidiary, 1847 Management Services, Inc., or 1847 Management, acquired a 50% interest in each of PPI Management Group, LLC, or PPI Management, and Christals Management LLC, or Christals Management, from our Chief Executive Officer and controlling shareholder, Ellery W. Roberts. Each of PPI Management and Christals Management are management consulting and advisory firms. PPI Management acts as an advisor to PPI Acquisition Holdings, LLC, or PPI Acquisition, and its subsidiary, Pawn Plus, Inc., or Pawn Plus, and Christals Management acts as an advisor to Peekay Acquisition, LLC, or Peekay. Under advisory agreements with PPI Acquisition and Peekay Acquisition, PPI Management and Christals Management provide management and consulting services in consideration for advisory fees. To date, our management consulting business has not generated significant revenues.

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

On March 3, 2017, we completed our first acquisition. Our wholly-owned subsidiary 1847 Neese Inc., or 1847 Neese, entered into a stock purchase agreement with Neese, Inc., and Alan Neese and Katherine Neese, pursuant to which 1847 Neese acquired all of the issued and outstanding capital stock of Neese Inc., which we refer to as the Neese acquisition, for an aggregate purchase price of (i) $2,225,000 in cash (subject to certain adjustments), (ii) 450 shares of the common stock of 1847 Neese, constituting 45% of its capital stock, (iii) the issuance of a vesting promissory note in the principal amount of $1,875,000, and (iv) the issuance of a short term promissory note in the principal amount of $1,025,000. Headquartered in Grand Junction, Iowa and founded in 1991, Neese is an established business specializing in providing a wide range of land application services and selling equipment and parts, primarily to the agricultural industry.

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

In general, our manager will oversee and support the management team of our future platform businesses by, among other things:

•	recruiting and retaining talented managers to operate our future businesses by using structured incentive compensation programs, including minority equity ownership, tailored to each business;

•	regularly monitoring financial and operational performance, instilling consistent financial discipline, and supporting management in the development and implementation of information systems to effectively achieve these goals;

•	assisting management of our businesses in their analysis and pursuit of prudent organic growth strategies;

•	identifying and working with management to execute on attractive external growth and acquisition opportunities;

•	identifying and executing operational improvements and integration opportunities that will lead to lower operating costs and operational optimization;

•	providing the management teams of our future businesses the opportunity to leverage our experience and expertise to develop and implement business and operational strategies; and

•	forming strong subsidiary level boards of directors to supplement management in their development and implementation of strategic goals and objectives.

We also believe that our long-term perspective provides us with certain additional advantages, including the ability to:

•	recruit and develop talented management teams for our future businesses who are familiar with the industries in which our future businesses operate and will generally seek to manage and operate our future businesses with a long-term focus, rather than a short-term investment objective;

•	focus on developing and implementing business and operational strategies to build and sustain shareholder value over the long term;

•	create sector-specific businesses enabling us to take advantage of vertical and horizontal acquisition opportunities within a given sector;

•	achieve exposure in certain industries in order to create opportunities for future acquisitions; and

•	develop and maintain long-term collaborative relationships with customers and suppliers.

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

Acquisition of Neese

On March 3, 2017, we completed our first acquisition. Our wholly-owned subsidiary 1847 Neese entered into a stock purchase agreement with Neese, and Alan Neese and Katherine Neese, pursuant to which 1847 Neese acquired all of the issued and outstanding capital stock of Neese, which we refer to as the Neese acquisition, for an aggregate purchase price of (i) $2,225,000 in cash (subject to certain adjustments), (ii) 450 shares of the common stock of 1847 Neese, constituting 45% of its capital stock, (iii) the issuance of a vesting promissory note in the principal amount of $1,875,000, and (iv) the issuance of a short term promissory note in the principal amount of $1,025,000.

The cash portion of the purchase price is subject to adjusted upward if Neese’s final certified balance sheet as of a date on or about the closing date does not reflect a cash balance of at least $200,000. In the event of such a deficiency, the sellers are required to pay 1847 Neese an amount in cash equal to the deficiency.

The stock purchase agreement contained customary representations, warranties and covenants, including a covenant that the sellers will not compete with the business of Neese for a period of three (3) years following closing. The stock purchase agreement also contains mutual indemnification for breaches of representations or warranties and failure to perform covenants or obligations contained in the stock purchase agreement.

Neese specializes in providing a wide range of products and services for the agriculture, construction, lawn and garden industries. Neese’s revenue mix is composed of waste disposal and a variety of land application services, wholesaling of agricultural equipment and parts, local trucking services, various shop services, and other products and services. Services to the local agricultural and farming communities include manure spreading, land rolling, bin whipping, cleaning of bulk storage bins and silos, equipment rental, trucking, vacuuming, building erection, and others.

Corporate Structure

Our company is a Delaware limited liability company formed on January 22, 2013. Your rights as a holder of common shares, and the fiduciary duties of our directors and executive officers, and any limitations relating thereto, are set forth in the operating agreement, and may differ from those applying to a Delaware corporation. However, the operating agreement specifies that the duties of our directors and officers will be generally consistent with the duties of directors and officers of a Delaware corporation.

Shareholders in our company, which is a limited liability company, will be subject to U.S. federal income tax under the partnership income tax provisions. Generally, under the U.S. federal partnership income tax provisions, our company will not be subject to federal income tax liability, although it would be required to file an annual information return with the Internal Revenue Service, or IRS. Instead, each of our shareholders will be required to report on his or her annual federal income tax return his or her allocable share of company income, gain, loss, deduction, credit and tax preferences. As part of our company's annual information return, our company also will file with the IRS and issue to you a Schedule K-1 that describes your annual allocable share of our company's income, gain, loss, deduction, and other items. As a holder of common shares, you may not receive cash distributions sufficient in amount to cover potential taxes in respect of your allocable share of our company's net taxable income. The U.S. federal income tax rules that apply to partnerships are complex, and complying with the reporting requirements may require significant time and expense. See the section entitled "Material U.S. Federal Income Tax Considerations" of our registration statement on Form S-1, as amended, filed with the SEC on May 6, 2014, for more information.

Our company has two classes of limited liability company interests-the common shares, which were offered to the public in our initial public offering, and the allocation shares, all of which have been and will continue to be held by our manager. See the section entitled "Description of Shares" of our registration statement on Form S-1, as amended, filed with the SEC on May 6, 2014, for more information about the common shares and allocation shares.

The chart below presents our current corporate structure:

Ellery W. Roberts
Sole Managing Member
55%
60%
1847 Partners
Class A Member LLC
(Delaware)
1847 Partners
Class B Member LLC
(Delaware)
100% Class A Interest
100% Class B Interest
1847 Partners LLC
(Delaware)
Common Shareholders
100%
Allocation
100%
Common
Management
Services
Agreement
1847 HOLDINGS LLC
(Delaware)
Offsetting
Management
Services
Agreement
100%
100%
1847 Neese Inc.
(Delaware)
1847 Management
Services, Inc.
(Delaware)
100%
Neese, Inc.
(Iowa)
50%
50%
PPI Management
Group LLC
(Delaware)
Christals Management
LLC
(Delaware)
Advisory
Agreement
PPI Acquisition Holdings LLC
(Delaware)
*Mr. Roberts holds a minatory interest
Peekay Acquisition LLC
(Delaware)
*Mr. Roberts holds a minatory interest
Advisory
Agreement

Emerging Growth Company Status

We qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, or JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

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

Our Manager

Overview of Our Manager

Our manager, 1847 Partners LLC, is a Delaware limited liability company. It has two classes of limited liability interests known as Class A interests and Class B interests. The Class A interests, which give the holder the right to the profit allocation received by our manager as a result of holding our allocation shares, are owned in their entirety by 1847 Partners Class A Member LLC; and the Class B interests, which give the holder the right to all other profits or losses of our manager, including the management fee payable to our manager by us, are owned in their entirety by 1847 Partners Class B Member LLC. 1847 Partners Class A Member LLC is owned approximately 55% by its sole managing member, our Chief Executive Officer, Ellery W. Roberts, and 1847 Partners Class B Member LLC is owned, 60%, by its sole managing member, our Chief Executive Officer, Ellery W. Roberts. In the future, Mr. Roberts may cause 1847 Partners Class A Member LLC or 1847 Partners Class B Member LLC to issue units to employees of the manager to incentivize those employees by providing them with the ability to participate in our manager's incentive allocation and management fee.

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

Our investment criteria include the following:

•	Revenue of at least $5.0 million with an organic historical growth rate of at least 10%

•	Current year EBITDA/Pre-tax Income of at least $1.5 million with a history of positive cash flow

•	Clearly identifiable “blueprint” for growth with the potential for break-out returns

•	Well-positioned companies within our core industry categories (consumer-driven, business to business, light manufacturing and specialty finance) with strong returns on capital

•	Opportunities wherein building management team, infrastructure and access to capital are the primary drivers of creating value

•	Headquartered in North America

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

Management Services Agreement

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

Termination of Management Services Agreement

Our board of directors may terminate the management services agreement and our manager's appointment if, at any time:

•	a majority of our board of directors vote to terminate the management services agreement, and the holders of at least a majority of the outstanding shares (other than shares beneficially owned by our manager) then entitled to vote also vote to terminate the management services agreement;

•	neither Mr. Roberts nor his designated successor controls our manager, which change of control occurs without the prior written consent of our board of directors;

•	there is a finding by a court of competent jurisdiction in a final, non-appealable order that (i) our manager materially breached the terms of the management services agreement and such breach continued unremedied for 60 days after our manager receives written notice from our company setting forth the terms of such breach, or (ii) our manager (x) acted with gross negligence, willful misconduct, bad faith or reckless disregard in performing its duties and obligations under the management services agreement, or (y) engaged in fraudulent or dishonest acts in connection with the business or operations of our company;

•	our manager has been convicted of a felony under federal or state law, our board of directors finds that our manager is demonstrably and materially incapable of performing its duties and obligations under the management services agreement, and the holders of at least 66 2/3% of the then outstanding shares, other than shares beneficially owned by our manager, vote to terminate the management services agreement; or

•	there is a finding by a court of competent jurisdiction that our manager has (i) engaged in fraudulent or dishonest acts in connection with the business or operations of our company or (ii) acted with gross negligence, willful misconduct, bad faith or reckless disregard in performing its duties and obligations under the management services agreement, and the holders of at least 66 2/3% of the then outstanding shares (other than shares beneficially owned by our manager) vote to terminate the management services agreement.

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

Except with respect to the termination fee payable to our manager due to a termination of the management services agreement based solely on a vote of our board of directors and our shareholders, no other termination fee is payable upon termination of the management services agreement for any other reason. See the section entitled "Our Manager-Our Manager as a Service Provider-Termination Fee" for more information about the termination fee payable upon termination of the management services agreement.

While termination of the management services agreement will not affect any terms and conditions, including those relating to any payment obligations, that exist under any offsetting management services agreements or transaction services agreements, such agreements will be terminable by future businesses that we acquire upon 60 days prior written notice and there will be no termination or other similar fees due upon such termination. Notwithstanding termination of the management services agreement, our manager will maintain its rights with respect to the allocation shares it then owns, including its rights under the supplemental put provision of our operating agreement. See the section entitled "Our Manager-Our Manager as an Equity Holder-Supplemental Put Provision" for more information on our manager's put right with respect to the allocation shares.

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

Description	Fee Calculation	Payment Term
Management Fees

Determined by Management Services Agreement	0.5% of adjusted net assets (2.0% annually)	Quarterly

Determined by First Amendment to Management Services Agreement (with respect to Management Consulting Business Only)	$43,750 ($175,000 annually)	Quarterly

Determined by Offsetting Management Services Agreement	Payment of fees by our subsidiary businesses that result in a dollar for dollar reduction of manager fees paid by us to our manager	Quarterly

Termination Fee - Determined by Management Services Agreement	Accumulated management fee paid in the preceding 4 fiscal quarters multiplied by 2 Paid only upon termination event approved by our board and a majority in interest of our shareholders

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

Ongoing

Transaction Services Fees

Acquisition services of target businesses or disposition of subsidiaries - fees determined by Transaction Services Agreements

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

The services that our manager will provide to future subsidiaries under the offsetting management services agreements will include: conducting general and administrative supervision and oversight of the subsidiary's day-to-day business and operations, including, but not limited to, recruiting and hiring of personnel, administration of personnel and personnel benefits, development of administrative policies and procedures, establishment and management of banking services, managing and arranging for the maintaining of liability insurance, arranging for equipment rental, maintenance of all necessary permits and licenses, acquisition of any additional licenses and permits that become necessary, participation in risk management policies and procedures; and overseeing and consulting with respect to the company's business and operational strategies, the implementation of such strategies and the evaluation of such strategies, including, but not limited to, strategies with respect to capital expenditure and expansion programs, acquisitions or dispositions and product or service lines. If our manager and the subsidiary do not enter into an offsetting management services agreement, our manager will provide these services for our subsidiaries under our management services agreement.

The offsetting management fee paid to our manager for providing management services to a future subsidiary will vary.

On March 3, 2017, in connection with the Neese acquisition, 1847 Neese entered into an offsetting management services agreement with our manager. Pursuant to the offsetting management services agreement, 1847 Neese appointed the manager to provide certain services to it for a quarterly management fee equal to $62,500 per quarter, subject to the provisions contained in the offsetting management services agreement. 1847 Neese shall reimburse the manager for all costs and expenses of 1847 Neese that are specifically approved by the board of directors of 1847 Neese.

The services provided by the manager include: conducting general and administrative supervision and oversight of 1847 Neese’s day-to-day business and operations, including, but not limited to, recruiting and hiring of personnel, administration of personnel and personnel benefits, development of administrative policies and procedures, establishment and management of banking services, managing and arranging for the maintaining of liability insurance, arranging for equipment rental, maintenance of all necessary permits and licenses, acquisition of any additional licenses and permits that become necessary, participation in risk management policies and procedures; and overseeing and consulting with respect to 1847 Neese’s business and operational strategies, the implementation of such strategies and the evaluation of such strategies, including, but not limited to, strategies with respect to capital expenditure and expansion programs, acquisitions or dispositions and product or service lines. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments - Offsetting Management Services Agreement” for more information about the offsetting management services agreement.

Example of Calculation of Management Fee with Adjustment for Offsetting Management Fees

In order to better understand how the management fee is calculated, we are providing the following example:

Quarterly management fee:		(in thousands)
1	Consolidated total assets	$100,000
2	Consolidated accumulation amortization of intangibles	$5,000
3	Total cash and cash equivalents	$(5,000
4	Adjusted total liabilities	$(10,000)
5	Adjusted net assets (Line 1 + Line 2 - Line 3 - Line 4)	$90,000
6	Multiplied by quarterly rate	0.5%
7	Quarterly management fee	$450

Offsetting management fees:
8	Acquired company A offsetting management fees	$(100)
9	Acquired company B offsetting management fees	$(100)
10	Acquired company C offsetting management fees	$(100)
11	Acquired company D offsetting management fees	$(100)
12	Total offsetting management fees	$(400)
13	Quarterly management fee payable by Company (Line 7 + Line 12)	$50

The foregoing example provides hypothetical information only and does not intend to reflect actual or expected management fee amounts.

For purposes of the calculation of the management fee:

•

"Adjusted net assets" will be equal to, with respect to our company as of any calculation date, the sum of (i) consolidated total assets (as determined in accordance with generally accepted accounting principles, or GAAP) of our company as of such calculation date, plus (ii) the absolute amount of consolidated accumulated amortization of intangibles (as determined in accordance with GAAP) for our company as of such calculation date, minus (iii) total cash and cash equivalents, minus (iv) the absolute amount of adjusted total liabilities of our company as of such calculation date.

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

The profit allocation to be paid to our manager is intended to reflect our ability to generate ongoing cash flows and capital gains in excess of a hurdle rate. In general, such profit allocation is designed to pay our manager 20% of the company's profits upon clearance of the 8% annualized hurdle rate. The company's audit committee, which is comprised solely of independent directors, will have the opportunity to review and approve the calculation of manager's profit allocation when it becomes due and payable. Our manager will not receive a profit allocation on an annual basis. Instead, our manager will be paid a profit allocation only upon the occurrence of one of the following events, which we refer to collectively as the trigger events:

•	the sale of a material amount, as determined by our manager and reasonably consented to by a majority of our company's board of directors, of the capital stock or assets of one of our businesses or a subsidiary of one of our businesses, which event we refer to as a sale event; or

•	at the option of our manager, for the 30-day period following the fifth anniversary of the date upon which we acquired a controlling interest in a business, which event we refer to as a holding event. If our manager elects to forego declaring a holding event with respect to such business during such period, then our manager may only declare a holding event with respect to such business during the 30-day period following each anniversary of such fifth anniversary date with respect to such business. Once declared, our manager may only declare another holding event with respect to a business following the fifth anniversary of the calculation date with respect to a previously declared holding event.

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

The amount of the manager's profit allocation will be based on the extent to which the total profit allocation amount with respect to any business, as of the last day of any fiscal quarter in which a trigger event occurs, which date we refer to as the calculation date, exceeds the relevant hurdle amounts with respect to such business, as of such calculation date. The manager's profit allocation will be calculated by an administrator, which will be our manager so long as the management services agreement is in effect, and such calculation will be subject to a review and approval process by our company's board of directors. For this purpose, "total profit allocation amount" will be equal to, with respect to any business as of any calculation date, the sum of:

•	the contribution-based profit of such business as of such calculation date, which will be calculated upon the occurrence of any trigger event with respect to such business; plus

•	the cumulative gains and losses of our company as of such calculation date, which will only be calculated upon the occurrence of a sale event with respect to such business (we generally expect this component to be the most significant component in calculating total profit allocation amount).

Specifically, manager's profit allocation will be calculated and paid as follows:

•	manager's profit allocation will not be paid with respect to a trigger event relating to any business if the total profit allocation amount, as of any calculation date, with respect to such business does not exceed such business' level 1 hurdle amount (8% annualized), as of such calculation date; and

•	manager's profit allocation will be paid with respect to a trigger event relating to any business if the total profit allocation amount, as of any calculation date, with respect to such business exceeds such business' level 1 hurdle amount (8% annualized), as of such calculation date. Manager's profit allocation to be paid with respect to such calculation date will be equal to the sum of the following:

o	100% of such business' total profit allocation amount, as of such calculation date, with respect to that portion of the total profit allocation amount that exceeds such business' level 1 hurdle amount (8% annualized) but is less than or equal to such business' level 2 hurdle amount (10% annualized), in each case, as of such calculation date. We refer to this portion of the total profit allocation amount as the "catch-up." The "catch-up" is intended to provide our manager with an overall profit allocation of 20% once the level 1 hurdle amount has been surpassed; plus

o	20% of the total profit allocation amount, as of such calculation date, that exceeds such business' level 2 hurdle amount (10% annualized) as of such calculation date; minus

o	the high water mark allocation, if any, as of such calculation date. The effect of deducting the high water mark allocation is to take into account allocations our manager has already received in respect of past gains and losses.

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

Company A's contribution-based profit since acquisition is $5

Year 6:

Company B's contribution-based profit since acquisition is $7

Company B's average allocated share of our consolidated net equity over its ownership is $25

Company B's holding period in quarters is 20

Company B's cumulative gains and losses are $20

Manager elects to have holding period measured for purposes of profit allocation for Company B

Quarterly management fee:		Year 4 A, due to sale	Year 6 B, due to 5 year hold
1	Contribution-based profit since acquisition for respective subsidiary	$5	$7
2	Gain/ Loss on sale of company	25	0
3	Cumulative gains and losses	25	20
4	High water mark prior to transaction	0	20
5	Total Profit Allocation Amount (Line 1 + Line 3)	30	27
6	Business' holding period in quarters since ownership or last measurement due to holding event	12	20
7	Business' average allocated share of consolidated net equity	50	25
8	Business' level1 hurdle amount (2.00% * Line 6 * Line 7)	12	10
9	Business' excess over level 1 hurdle amount (Line 5 - Line 8)	18	17
10	Business' level2 hurdle amount (125% * Line 8)	15	12.5
11	Allocated to manager as "catch-up" (Line 10 - Line 8)	3	2.5
12	Excess over level 2 hurdle amount (Line 9 - Line 11)	15	14.5
13	Allocated to manager from excess over level2 hurdle amount (20% * Line 12)	3	2.9
14	Cumulative allocation to manager (Line 11 + Line 13)	6	5.4
15	High water mark allocation (20% * Line 4)	0	4
16	Manager's Profit Allocation for Current Period (Line 14 - Line 15,> 0)	$6	$1.4

For purposes of calculating profit allocation:

•	An entity's "adjusted net assets" will be equal to, as of any date, the sum of (i) such entity's consolidated total assets (as determined in accordance with GAAP) as of such date, plus (ii) the absolute amount of such entity's consolidated accumulated amortization of intangibles (as determined in accordance with GAAP) as of such date, minus (iii) the absolute amount of such entity's adjusted total liabilities as of such date.

•	An entity's "adjusted total liabilities" will be equal to, as of any date, such entity's consolidated total liabilities (as determined in accordance with GAAP) as of such date after excluding the effect of any outstanding third party indebtedness of such entity.

•	A business' "allocated share of our company's overhead" will be equal to, with respect to any measurement period as of any calculation date, the aggregate amount of such business' quarterly share of our company's overhead for each fiscal quarter ending during such measurement period.

•	A business' "average allocated share of our consolidated equity" will be equal to, with respect to any measurement period as of any calculation date, the average (i.e., arithmetic mean) of a business' quarterly allocated share of our consolidated equity for each fiscal quarter ending during such measurement period.

•	"Capital gains" (i) means, with respect to any entity, capital gains (as determined in accordance with GAAP) that are calculated with respect to the sale of capital stock or assets of such entity and which sale gave rise to a sale event and the calculation of profit allocation and (ii) will be equal to the amount, adjusted for minority interests, by which (x) the net sales price of such capital stock or assets, as the case may be, exceeded (y) the net book value (as determined in accordance with GAAP) of such capital stock or assets, as the case may be, at the time of such sale, as reflected on our company's consolidated balance sheet prepared in accordance with GAAP; provided, that such amount shall not be less than zero.

•	"Capital losses" (i) means, with respect to any entity, capital losses (as determined in accordance with GAAP) that are calculated with respect to the sale of capital stock or assets of such entity and which sale gave rise to a sale event and the calculation of profit allocation and (ii) will be equal to the amount, adjusted for minority interests, by which (x) the net book value (as determined in accordance with GAAP) of such capital stock or assets, as the case may be, at the time of such sale, as reflected on the company's consolidated balance sheet prepared in accordance with GAAP, exceeded (y) the net sales price of such capital stock or assets, as the case may be; provided, that such absolute amount thereof shall not be less than zero.

•	The company's "consolidated net equity" will be equal to, as of any date, the sum of (i) the company's consolidated total assets (as determined in accordance with GAAP) as of such date, plus (ii) the aggregate amount of asset impairments (as determined in accordance with GAAP) that were taken relating to any businesses owned by the company as of such date, plus (iii) the company's consolidated accumulated amortization of intangibles (as determined in accordance with GAAP), as of such date minus (iv) the company's consolidated total liabilities (as determined in accordance with GAAP) as of such date.

•	A business' "contribution-based profits" will be equal to, for any measurement period as of any calculation date, the sum of (i) the aggregate amount of such business' net income (loss) (as determined in accordance with GAAP and as adjusted for minority interests) with respect to such measurement period (without giving effect to (x) any capital gains or capital losses realized by such business that arise with respect to the sale of capital stock or assets held by such business and which sale gave rise to a sale event and the calculation of profit allocation or (y) any expense attributable to the accrual or payment of any amount of profit allocation or any amount arising under the supplemental put agreement, in each case, to the extent included in the calculation of such business' net income (loss)), plus (ii) the absolute aggregate amount of such business' loan expense with respect to such measurement period, minus (iii) the absolute aggregate amount of such business' allocated share of the company's overhead with respect to such measurement period.

•	The company's "cumulative capital gains" will be equal to, as of any calculation date, the aggregate amount of capital gains realized by the company as of such calculation date, after giving effect to any capital gains realized by the company on such calculation date, since its inception.

•	The company's "cumulative capital losses" will be equal to, as of any calculation date, the aggregate amount of capital losses realized by the company as of such calculation date, after giving effect to any capital losses realized by the company on such calculation date, since its inception.

•	The company's "cumulative gains and losses" will be equal to, as of any calculation date, the sum of (i) the amount of cumulative capital gains as of such calculation date, minus (ii) the absolute amount of cumulative capital losses as of such calculation date.

•	The "high water mark" will be equal to, as of any calculation date, the highest positive amount of the company's cumulative capital gains and losses as of such calculation date that were calculated in connection with a qualifying trigger event that occurred prior to such calculation date.

•	The "high water mark allocation" will be equal to, as of any calculation date, the product of (i) the amount of the high water mark as of such calculation date, multiplied by (ii) 20%.

•	A business' "level 1 hurdle amount" will be equal to, as of any calculation date, the product of (i) (x) the quarterly hurdle rate of 2.00% (8% annualized), multiplied by (y) the number of fiscal quarters ending during such business' measurement period as of such calculation date, multiplied by (ii) a business' average allocated share of our consolidated equity for each fiscal quarter ending during such measurement period.

•	A business' "level 2 hurdle amount" will be equal to, as of any calculation date, the product of (i) (x) the quarterly hurdle rate of 2.5% (10% annualized, which is 125% of the 8% annualized hurdle rate), multiplied by (y) the number of fiscal quarters ending during such business' measurement period as of such calculation date, multiplied by (ii) a business' average allocated share of our consolidated equity for each fiscal quarter ending during such measurement period.

•	A business' "loan expense" will be equal to, with respect to any measurement period as of any calculation date, the aggregate amount of all interest or other expenses paid by such business with respect to indebtedness of such business to either the company or other company businesses with respect to such measurement period.

•	The "measurement period" will mean, with respect to any business as of any calculation date, the period from and including the later of (i) the date upon which the company acquired a controlling interest in such business and (ii) the immediately preceding calculation date as of which contribution-based profits were calculated with respect to such business and with respect to which profit allocation were paid (or, at the election of the allocation member, deferred) by the company up to and including such calculation date.

•	The company's "overhead" will be equal to, with respect to any fiscal quarter, the sum of (i) that portion of the company's operating expenses (as determined in accordance with GAAP) (without giving effect to any expense attributable to the accrual or payment of any amount of profit allocation or any amount arising under the supplemental put agreement to the extent included in the calculation of the company's operating expenses), including any management fees actually paid by the company to our manager, with respect to such fiscal quarter that are not attributable to any of the businesses owned by the company (i.e., operating expenses that do not correspond to operating expenses of such businesses with respect to such fiscal quarter), plus (ii) the company's accrued interest expense (as determined in accordance with GAAP) on any outstanding third party indebtedness of the company with respect to such fiscal quarter, minus (iii) revenue, interest income and other income reflected in the company's unconsolidated financial statements as prepared in accordance with GAAP.

•	A "qualifying trigger event" will mean, with respect to any business, a trigger event that gave rise to a calculation of total profit allocation with respect to such business as of any calculation date and (ii) where the amount of total profit allocation so calculated as of such calculation date exceeded such business' level 2 hurdle amount as of such calculation date.

•	A business' "quarterly allocated share of our consolidated equity" will be equal to, with respect to any fiscal quarter, the product of (i) the company's consolidated net equity as of the last day of such fiscal quarter, multiplied by (ii) a fraction, the numerator of which is such business' adjusted net assets as of the last day of such fiscal quarter and the denominator of which is the sum of (x) the company's adjusted net assets as of the last day of such fiscal quarter, minus (y) the aggregate amount of any cash and cash equivalents as such amount is reflected on the company's consolidated balance sheet as prepared in accordance with GAAP that is not taken into account in the calculation of any business' adjusted net assets as of the last day of such fiscal quarter.

•	A business' "quarterly share of the company's overhead" will be equal to, with respect to any fiscal quarter, the product of (i) the absolute amount of the company's overhead with respect to such fiscal quarter, multiplied by (ii) a fraction, the numerator of which is such business' adjusted net assets as of the last day of such fiscal quarter and the denominator of which is the company's adjusted net assets as of the last day of such fiscal quarter.

•	An entity's "third party indebtedness" means any indebtedness of such entity owed to any third party lenders that are not affiliated with such entity.

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

Christals Management Advisory Agreement

On December 31, 2012, Christals Management and CP IV SPV, LLC, or CP IV, entered into an advisory agreement with Peekay, pursuant to which each of Christals Management and CP IV, an entity that is not affiliated with Christals Management, our company, or Mr. Roberts, were retained to provide advisory services to Peekay and its subsidiaries and affiliates. Peekay is a leading specialty retailer of lingerie, sexual health and wellness products. It was founded in 1982 in Auburn, Washington by a mother and daughter team with a focus on creating a comfortable and inviting store environment catering to women and couples. Peekay is dedicated to creating both a place and attitude of acceptance and education for its customers.

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

On November 19, 2015, Christals Management entered into a termination agreement with Peekay and CP IV, which terminates the advisory agreement effective as of the closing of Peekay’s public offering, which is currently ongoing. Upon the closing of such offering, the termination agreement obligates Peekay to pay Christals Management and CP IV all accrued, but unpaid, fees then owed under the advisory agreement and to reimburse Christals Management and CP IV for any unreimbursed expenses through the date of the closing of Peekay’s public offering. After the closing of Peekay’s public offering, neither Christals Management nor Peekay will have any further obligations under the advisory agreement. After entering into the termination agreement with Peekay in order to accommodate Peekay so that it could satisfy the requirements of its senior lender, Christals Management agreed that it would further postpone receipt of any remaining accrued fees or unreimbursed expenses through the date that Peekay repays amounts owed to its senior lenders under its senior credit facility. During the year ending December 31, 2016, the Company wrote off accrued fees in the amount of $100,000 due from Peekay and Christals Management.

Government Regulation

We do not believe that government regulation materially impacts our management consulting business directly with the exception of payroll taxes on the state and federal levels.

Intellectual Property

We do not own or license any material intellectual property in connection with the operation of our management consulting business.

Employees

As of the date of this report, the only full time employee involved in our management consulting business is Ellery W. Roberts. Mr. Roberts spends approximately 80% of his business time on the business and affairs of our company. The balance of his business time is mostly spent on the business and affairs of our company generally (other than the business and affairs of our management consulting business).

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

Risks Related to Our Business and Structure

We may not be able to effectively integrate the business that we acquired from Neese or additional businesses that we may acquire in the future.

Our ability to realize the anticipated benefits of the Neese acquisition or any future acquisitions will depend on our ability to integrate that business with our own. The combination of two independent businesses is a complex, costly and time-consuming process and there can be no assurance that we will be able to successfully integrate the Neese business or additional businesses into our business, or if such integration is successfully accomplished, that such integration will not be costlier or take longer than presently contemplated. Integration of the Neese acquisition or future acquisitions may include various risks and uncertainties, including the factors discussed in the paragraph below. If we cannot successfully integrate and manage the Neese business or additional businesses within a reasonable time, we may not be able to realize the potential and anticipated benefits of the such acquisition, which could have a material adverse effect on our share price, business, cash flows, results of operations and financial position. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments” for more information about the Neese acquisition.

We will consider other acquisitions that we believe will complement, strengthen and enhance our growth. We evaluate opportunities on a preliminary basis from time to time, but these transactions may not advance beyond the preliminary stages or be completed. Such acquisitions are subject to various risks and uncertainties, including:

•	The inability to integrate effectively the operations, products, technologies and personnel of the acquired companies (some of which are in diverse geographic regions) and achieve expected synergies;

•	The potential disruption of existing business and diversion of management’s attention from day-to-day operations;

•	The inability to maintain uniform standards, controls, procedures and policies;

•	The need or obligation to divest portions of the acquired companies;

•	The potential failure to identify material problems and liabilities during due diligence review of acquisition targets;

•	The potential failure to obtain sufficient indemnification rights to fully offset possible liabilities associated with acquired businesses; and

•	The challenges associated with operating in new geographic regions.

Our independent registered public accounting firm, in their audit report related to our financial statements for the fiscal year ended December 31, 2016, expressed substantial doubt about our ability to continue as a going concern.

Our auditors have issued a going concern opinion in their audit report related to our financial statements for the fiscal year ended December 31, 2016. This means that our auditors believe there is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated significant revenues, have suffered net losses, and will incur additional expenses as a result of being a public reporting company. Related to this concern, our current liabilities exceed our current assets. We must raise cash from sources other than operations. Historically, our only source for cash has been revenues generated by our indirect subsidiaries PPI Management and Christals Management and investments by our Chief Executive Officer and Chairman in our company. We must raise cash to implement our projected plan of operations. Accordingly, if we are unable to obtain additional working capital by either raising sufficient capital or by generating sufficient capital to meet our operating costs, our business may fail.

We are a new company with limited history and we may not be able to manage our future businesses on a profitable basis.

We were formed on January 22, 2013. On September 15, 2013, we acquired our management consulting business and on March 3, 2017, we acquired our first operating business, Neese. We have not generated any revenues. We plan to acquire additional operating businesses in the future. Our manager will manage the day-to-day operations and affairs of our company and oversee the management and operations of our future businesses, subject to the oversight of our board of directors. If we do not develop effective systems and procedures, including accounting and financial reporting systems, to manage our operations as a consolidated public company, we may not be able to manage the combined enterprise on a profitable basis, which could adversely affect our ability to pay distributions to our shareholders.

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

We expect that our company’s primary business (other than the operation of our management consulting business) will be the holding of controlling interests in Neese and the other operating businesses that we expect to acquire in the future. Therefore, we will be dependent upon the ability of our businesses to generate cash flows and, in turn, distribute cash to us in the form of interest and principal payments on indebtedness and distributions on equity to enable us, first, to satisfy our financial obligations and, second, to make distributions to our shareholders. The ability of our future businesses to make payments to us may also be subject to limitations under laws of the jurisdictions in which they are incorporated or organized. If, as a consequence of these various restrictions or otherwise, we are unable to generate sufficient cash flow from our businesses, we may not be able to declare, or may have to delay or cancel payment of, distributions to our shareholders. See the section entitled “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Dividend Policy” for a more detailed description of these restrictions.

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

These provisions, among others things:

•	restrict our company’s ability to enter into certain transactions with our major shareholders, with the exception of our manager, modeled on the limitation contained in Section 203 of the General Corporation Law of the State of Delaware;

•	allow only our board of directors to fill newly created directorships, for those directors who are elected by our shareholders, and allow only our manager, as holder of the allocation shares, to fill vacancies with respect to the directors appointed by our manager;

•	require that directors elected by our shareholders be removed, with or without cause, only by an affirmative vote of the holders of 85% or more of the then outstanding common shares;

•	require advance notice for nominations of candidates for election to our board of directors or for proposing matters that can be acted upon by our shareholders at a meeting of our shareholders;

•	provide for a substantial number of additional authorized but unissued common shares that may be issued without action by our shareholders;

•	provide our board of directors with certain authority to amend the operating agreement subject to certain voting and consent rights of the holders of common shares and allocation shares; and

•	limit calling special meetings and obtaining written consents of our shareholders.

These provisions, as well as other provisions in the operating agreement, may delay, defer or prevent a transaction or a change in control that might otherwise result in you receiving a takeover premium for your common shares. See the section entitled “Description of Shares-Anti-Takeover Provisions” in our Registration Statement on Form S-1, as amended, filed with the SEC on May 6, 2014 for more information about voting and consent rights and the anti-takeover provisions.

In the future, we will seek to enter into a credit facility to help fund our acquisition capital and working capital needs. This credit facility may expose us to additional risks associated with leverage and may inhibit our operating flexibility and reduce cash flow available for distributions to our shareholders.

Following the identification of future platform acquisitions, we will seek to enter into a credit facility with a third party lender. Our proposed third-party credit facility will likely require us to pay a commitment fee on the undrawn amount. Our proposed third-party credit facility will contain a number of affirmative and restrictive covenants.

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

The cash portion of the Neese acquisition was financed under a capital lease transaction for Neese’s equipment with Utica Leaseco, LLC, or Utica, pursuant to a master lease agreement, under which Utica loaned an aggregate of $3,240,000 for certain of Neese’s equipment that it leases to 1847 Neese and Neese. We refer to 1847 Neese and Neese collectively as the lessee. In order to ensure lessee’s prompt performance under the master lease agreement, lessee granted a security interest in and lien on all of its right, title and interest in and to (i) the equipment, together with all related software (embedded therein or otherwise) and general intangibles, all additions, attachments, accessories and accessions thereto whether or not furnished by the supplier; (ii) all accounts, chattel paper, deposit accounts, documents, other equipment, general intangibles, instruments, inventory, investment property, letter of credit rights and any supporting obligations related to any of the foregoing; (iii) all books and records pertaining to the foregoing; (iv) all property of such lessee held by Utica, including all property of every description, in the custody of or in transit to Utica for any purpose, including safekeeping, collection or pledge, for the account of such lessee or as to which such lessee may have any right or power, including but not limited to cash and (v) to the extent not otherwise included, all insurance, substitutions, replacements, exchanges, accessions, proceeds and products of the foregoing. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments - Purchase Price” for more information about the master lease agreement.

We expect that our proposed third-party credit facility will bear interest at floating rates. Such fluctuating interest rates could materially adversely affect our financial condition, including our ability to service our debt.

Following the identification and future acquisition of additional platform businesses, we will seek to enter into a third party credit facility with a leading institution. We expect that our proposed third-party credit facility will bear interest at floating rates which will generally change as interest rates change. We bear the risk that the rates we are charged by our lender will increase faster than we can grow the cash flow of a platform business and any other businesses that we may acquire in the future, which could reduce profitability, materially adversely affect our ability to service our debt, cause us to breach covenants contained in our proposed third-party credit facility and reduce cash flow available for distribution.

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

Our Chief Executive Officer and Chief Financial Officer has limited experience managing a public company which is required to establish and maintain disclosures and procedures and internal control over financial reporting.

We began operating as a public company when the SEC declared our registration statement on Form S-1 effective on July 1, 2014. Prior to that, Mr. Ellery W. Roberts, our Chief Executive Officer, President and Chief Financial Officer, had no experience managing a public company, which is required to maintain disclosure controls and procedures and internal control over financial reporting. As a result, we may not be able to operate successfully as a public company, even if our operations are successful. We plan to comply with all of the various rules and regulations, which are required for a public company. However, if we cannot operate successfully as a public company, your investment may be materially adversely affected. Our inability to operate as a public company could be the basis of your losing your entire investment in us.

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

While our Chief Executive Officer intends to devote approximately 80% of his time to the affairs of our company and our manager must present all opportunities that meet our company’s acquisition and disposition criteria to our board of directors, neither our manager nor our Chief Executive Officer is expressly prohibited from investing in or managing other entities, including those that are in the same or similar line of business as our management consulting business. In this regard, the management services agreement and the obligation to provide management services will not create a mutually exclusive relationship between our manager and its affiliates, on the one hand, and our company, on the other. See the sections entitled “Item 1. Business-Our Manager” for more information about our relationship with our manager and our management team.

Our manager need not present an acquisition opportunity to us if our manager determines on its own that such acquisition opportunity does not meet our company’s acquisition criteria.

Our manager will review any acquisition opportunity to determine if it satisfies our company’s acquisition criteria, as established by our board of directors from time to time. If our manager determines, in its sole discretion, that an opportunity fits our criteria, our manager will refer the opportunity to our board of directors for its authorization and approval prior to signing a letter of intent, indication of interest or similar document or agreement. Opportunities that our manager determines do not fit our criteria do not need to be presented to our board of directors for consideration. In addition, upon a determination by our board of directors not to promptly pursue an opportunity presented to it by our manager, in whole or in part, our manager will be unrestricted in its ability to pursue such opportunity, or any part that we do not promptly pursue, on its own or refer such opportunity to other entities, including its affiliates. If such an opportunity is ultimately profitable, we will have not participated in such opportunity. See the section entitled “Item 1. Business-Our Manager-Acquisition and Disposition Opportunities” for more information about our company’s current acquisition criteria.

Our Chief Executive Officer, Mr. Ellery W. Roberts, controls our manager and, as a result we may have difficulty severing ties with Mr. Roberts.

Under the terms of the management services agreement, our board of directors may, after due consultation with our manager, at any time request that our manager replace any individual seconded to our company, and our manager will, as promptly as practicable, replace any such individual. However, because Mr. Roberts controls our manager, we may have difficulty completely severing ties with Mr. Roberts absent terminating the management services agreement and our relationship with our manager. Further, termination of the management services agreement could give rise to a significant financial obligation of our company, which may have a material adverse effect on our business and financial condition. See the sections entitled “Item 1. Business-Our Manager” for more information about our relationship with our manager.

If the management services agreement is terminated, our manager, as holder of the allocation shares, has the right to cause our company to purchase its allocation shares, which may have a material adverse effect on our financial condition.

If (i) the management services agreement is terminated at any time other than as a result of our manager’s resignation, subject to (ii), or (ii) our manager resigns on any date that is at least three years after the closing of our initial public offering, our manager will have the right, but not the obligation, for one year from the date of termination or resignation, as the case may be, to cause our company to purchase the allocation shares for the put price. The put price shall be equal to, as of any exercise date, (i) if we terminate the management services agreement, the sum of two separate, independently made calculations of the aggregate amount of the “base put price amount” as of such exercise date, or (ii) if our manager resigns, the average of two separate, independently made calculations of the aggregate amount of the “base put price amount” as of such exercise date. If our manager elects to cause our company to purchase its allocation shares, we are obligated to do so and, until we have done so, our ability to conduct our business, including our ability to incur debt, to sell or otherwise dispose of our property or assets, to engage in certain mergers or consolidations, to acquire or purchase the property, assets or stock of, or beneficial interests in, another business, or to declare and pay dividends, would be restricted. These financial and operational obligations of our company may have a material adverse effect on our financial condition, business and results of operations. See the section entitled “Item 1. Business-Our Manager-Our Manager as an Equity Holder-Supplemental Put Provision” for more information about our manager’s put right and our obligations relating thereto, as well as the definition and calculation of the base put price amount.

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

Our company will record the allocation shares at the redemption value at each balance sheet date by recording any change in fair value through its income statement as a dividend between net income and net income available to common shareholders. The redemption value of the allocation shares is largely related to the value of the profit allocation that our manager, as holder of the allocation shares, will receive. The redemption value of the allocation shares may fluctuate on a period-to-period basis based on the distributions we pay to our shareholders, the earnings of our businesses and the price of our common shares, which fluctuation may be significant, and could cause a material adverse effect on our company’s results of operations. See the sections entitled “Item 1. Business-Our Manager-Our Manager as an Equity Holder” for more information about the terms and calculation of the profit allocation and any payments under the supplemental put provisions of our operating agreement and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information about our accounting policy with respect to the profit allocation and the allocation shares.

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

Other than with respect to our management consulting business, the management fee we pay to our manager will be calculated solely by reference to our company’s adjusted net assets. If in a given year the performance of our company declines, but our adjusted net assets remains the same or increases, the management fee we pay to our manager for such year will increase as a percentage of our net income and may reduce the cash available for distributions to our shareholders. See the section entitled “Item 1. Business-Our Manager-Our Manager as a Service Provider-Management Fee” for more information about the terms and calculation of the management fee.

The amount of profit allocation to be paid to our manager could be substantial. However, we cannot determine the amount of profit allocation that will be paid over time or the put price with any certainty.

We cannot determine the amount of profit allocation that will be paid over time or the put price with any certainty. Such determination would be dependent on, among other things, the number, type and size of the acquisitions and dispositions that we make in the future, the distributions we pay to our shareholders, the earnings of our businesses and the market value of common shares from time to time, factors that cannot be predicted with any certainty at this time. Such factors will have a significant impact on the amount of any profit allocation to be paid to our manager, especially if our share price significantly increases. See the section entitled “Item 1. Business-Our Manager-Our Manager as an Equity Holder - Manager’s Profit Allocation” for more information about the calculation and payment of profit allocation. Any amounts paid in respect of the profit allocation are unrelated to the management fee earned for performance of services under the management services agreement.

The management fee and profit allocation to be paid to our manager may significantly reduce the amount of cash available for distribution to our shareholders and for operations.

Under the management services agreement, our company will be obligated to pay a management fee to and, subject to certain conditions, reimburse the costs and out-of-pocket expenses of our manager incurred on behalf of our company in connection with the provision of services to our company. Similarly, our businesses will be obligated to pay fees to and reimburse the costs and expenses of our manager pursuant to any offsetting management services agreements entered into between our manager and our businesses, or any transaction services agreements to which such businesses are a party. In addition, our manager, as holder of the allocation shares, will be entitled to receive a profit allocation upon satisfaction of applicable conditions to payment and may be entitled to receive the put price upon the occurrence of certain events. While we cannot quantify with any certainty the actual amount of any such payments in the future, we do expect that such amounts could be substantial. See the section entitled “Item 1. Business-Our Manager” for more information about these payment obligations of our company. The management fee, put price and profit allocation will be payment obligations of our company and, as a result, will be senior in right to the payment of any distributions to our shareholders. Likewise, the profit allocation may also significantly reduce the cash available for operations.

Our manager’s influence on conducting our business and operations, including acquisitions, gives it the ability to increase its fees and compensation to our Chief Executive Officer, which may reduce the amount of cash available for distribution to our shareholders.

Under the terms of the management services agreement, our manager is paid a management fee calculated as a percentage of our company’s adjusted net assets for certain items and is unrelated to net income or any other performance base or measure. See the section entitled “Item 1. Business-Our Manager-Our Manager as a Service Provider-Management Fee” for more information about the calculation of the management fee. Our manager, which Ellery W. Roberts, our Chief Executive Officer, controls, may advise us to consummate transactions, incur third-party debt or conduct our operations in a manner that, in our manager’s reasonable discretion, are necessary to the future growth of our businesses and are in the best interests of our shareholders. These transactions, however, may increase the amount of fees paid to our manager which, in turn, may result in higher compensation to Mr. Roberts because his compensation is paid by our manager from the management fee it receives from our company.

Fees paid by our company and our businesses pursuant to transaction services agreements do not offset fees payable under the management services agreement and will be in addition to the management fee payable by our company under the management services agreement.

The management services agreement provides that businesses that we may acquire in the future may enter into transaction services agreements with our manager pursuant to which our businesses will pay fees to our manager. See the section entitled “Item 1. Business-Our Manager-Our Manager as a Service Provider” for more information about these agreements. Unlike fees paid under the offsetting management services agreements, fees that are paid pursuant to such transaction services agreements will not reduce the management fee payable by our company. Therefore, such fees will be in addition to the management fee payable by our company or offsetting management fees paid by businesses that we may acquire in the future.

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

Based on the number of shareholders we have as a result of our initial public offering, and due to the possibility our shares may be listed for trading on the Over-The-Counter Bulletin Board, we believe that in the future, our company may be regarded as a publicly-traded partnership. Under the federal tax laws, a publicly-traded partnership generally will be treated as a corporation for U.S. federal income tax purposes. A publicly-traded partnership will be treated as a partnership, however, and not as a corporation, for U.S. federal tax purposes, so long as 90% or more of its gross income for each taxable year constitutes “qualifying income” within the meaning of section 7704(d) of the Internal Revenue Code of 1986, as amended, or the Code, and our company is not required to register under the Investment Company Act. Qualifying income generally includes dividends, interest (other than interest derived in the conduct of a financial or insurance business or interest the determination of which depends in whole or in part on the income or profits of any person), certain real property rents, certain gain from the sale or other disposition of real property, gains from the sale of stock or debt instruments which are held as capital assets, and certain other forms of “passive-type” income. Our company expects to realize sufficient qualifying income to satisfy the qualifying income exception. Our company also expects that we will not be required to register under the Investment Company Act.

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

A portion of the income arising from an investment in our common shares may be treated as unrelated business taxable income and taxable to certain tax-exempt holders despite such holders’ tax-exempt status.

Our company expects to incur debt that would be treated as “acquisition indebtedness” under section 514I of the Code with respect to certain of its investments. To the extent our company recognizes income in the form of dividends or interest from any investment with respect to which there is “acquisition indebtedness” during a taxable year, or to the extent our company recognizes gain from the disposition of any investment with respect to which there is “acquisition indebtedness,” a portion of the income received will be treated as unrelated business taxable income and taxable to tax-exempt investors.

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

Risks Relating to our Management Consulting Business

Until we identify and acquire additional businesses, most of our revenues will be derived from our management consulting business. The advisory agreements pursuant to which we generate such revenues may be terminated at any time and for any reason (or for no reason) by our management consulting clients. If our clients terminate our advisory agreements, then we may not have sufficient revenues to pay our expenses and our financial condition will be materially adversely affected.

Currently, most of our revenues are derived from the advisory agreements that our subsidiaries have entered into with their management consulting companies. Pursuant to the terms of these advisory agreements, the management consulting clients can terminate such agreements at any time upon written notice and for any reason or for no reason whatsoever. If either of our management consulting clients terminates our advisory agreement prior to the time that we have identified and acquired a platform acquisition, we may lose our only sources of revenues. If we continue to incur significant expenses as a result of being a public reporting company and do not have any revenues to pay those expenses, then our financial condition would be materially adversely affected and we may become insolvent and be required to discontinue our operations and become unable to execute on our business plan.

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

Risks Related to Ownership of our Common Shares

The market price for our common shares may be volatile, and an investor may not be able to sell our common shares at a favorable price or at all.

The market price of our common shares is likely to fluctuate significantly from time to time in response to factors including:

•	differences between our actual financial and operating results and those expected by investors;

•	fluctuations in quarterly operating results;

•	our performance during peak seasons such as during the last quarter of the year;

•	market conditions in our industry and the economy as a whole;

•	changes in the estimates of our operating performance or changes in recommendations by any research analysts that may follow our stock in the future or any failure to meet the estimates made by research analysts that issue research reports on our company in the future;

•	investors’ perceptions of our prospects and the prospects of the consumer finance market;

•	introductions of new products or new pricing policies by us or by our competitors;

•	stock transactions by our principal stockholders;

•	recruitment or departure of key personnel; and

•	the level and quality of securities research analyst coverage for our common shares.

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

There is presently no demand for our common shares and no active public market exists for our common shares. Our common shares are eligible for quotation on the OTCBB. The OTCBB is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter securities. The OTCBB is not an issuer listing service, market or exchange. Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC or applicable regulatory authority. Market Makers are not permitted to begin quotation of a security whose issuer does not meet this filing requirement. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time. If an active market is never ever developed for our common shares, it will be difficult or impossible for you to sell any common shares you purchase in this offering. In such case, you may find that you are unable to achieve any benefit from your investment or liquidate your shares without considerable delay, if at all.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common shares are quoted on the OTC Bulletin Board under the symbol “EFSH,” however, no trading has occurred in our common shares. In addition, we are not aware of any trading transactions that have occurred between private parties since our common shares were issued.

Approximate Number of Holders of Our Common Stock

As of March 31, 2017, there were approximately 34 holders of record of our common shares. This number excludes the shares owned by shareholders holding shares under nominee security position listings.

Dividend Policy

Our board of directors intends to declare and pay regular quarterly cash distributions on all outstanding common shares, subject to the Neese acquisition generating sufficient cash flow to support such regular quarterly cash distributions.

Our distribution policy will be based on the cash flows of the Neese acquisition and of future businesses that we may acquire and our intention to provide sustainable levels of distributions to our shareholders.

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

We are a holding company with no operations other than the operations of our subsidiaries. We will be dependent upon the ability of Neese and our future businesses to generate cash flow and to make distributions to us in the form of interest and principal payments on indebtedness and distributions on equity to enable us to, first, satisfy our financial obligations, including the management fee, profit allocation and put price, and, second, make distributions to our shareholders. There is no guarantee that we will make quarterly distributions. Our ability to make quarterly distributions may be subject to or limited by certain factors, events or restrictions, including:

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

Securities Authorized for Issuance under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance.

Recent Sales of Unregistered Securities

We have not sold any equity securities during the 2016 fiscal year that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2016 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2016.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report.

Overview

We were formed to acquire and manage a group of small and middle-market businesses headquartered in North America. Through our subsidiaries, we currently operate a consulting and advisory services business and provide products and services to the agriculture, construction, lawn and garden industries. We have plans to acquire additional small to medium size businesses in a variety of different industries. Through our structure, we plan to offer investors an opportunity to participate in the ownership and growth of a portfolio of businesses that traditionally have been owned and managed by private equity firms, private individuals or families, financial institutions or large conglomerates. We believe that our management and acquisition strategies will allow us to achieve our goals of growing distributions to our shareholders and increasing shareholder value over time.

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

Our cash balance was $0 as of December 31, 2016, as compared to $415 as of December 31, 2015. Our current cash balance will not be sufficient to fund our operations for the next 12 months if we are unable to successfully borrow money from our affiliates or raise money from third parties. We will need funding from third parties or from our affiliates in order to achieve our business plan goals. The minimum amount of financing that we need in the next 12 months to continue operations is estimated to be $150,000. Our current operations are solely dependent on personal loans and capital contributions from our principal executive officer. We have been utilizing and may utilize funds from Ellery W. Roberts, our Chief Executive Officer and Chairman, who has informally agreed to advance funds to allow us to cover our expenses pending our initial platform acquisition. There is no a maximum amount of funds that Mr. Roberts has agreed to advance. Mr. Roberts has no formal commitment, arrangement or legal obligation to advance or loan funds to our company. In order to achieve our business plan goals, we will need to raise additional capital.

Recent Developments - Neese Acquisition

Stock Purchase Agreement

We recently completed our first acquisition of Neese, Inc., which we refer to as Neese. The Neese acquisition is described below. Neese, specializes in providing a wide range of products and services for the agriculture, construction, lawn and garden industries. Neese’s revenue mix is composed of waste disposal and a variety of land application services, wholesaling of agricultural equipment and parts, local trucking services, various shop services, and other products and services. Services to the local agricultural and farming communities include manure spreading, land rolling, bin whipping, cleaning of bulk storage bins and silos, equipment rental, trucking, vacuuming, building erection, and others.

On March 3, 2017, our wholly-owned subsidiary 1847 Neese Inc., or 1847 Neese, entered into a stock purchase agreement with Neese, and Alan Neese and Katherine Neese, pursuant to which 1847 Neese acquired all of the issued and outstanding capital stock of Neese, which we refer to as the Neese acquisition, for an aggregate purchase price of (i) $2,225,000 in cash (subject to certain adjustments), (ii) 450 shares of the common stock of 1847 Neese, constituting 45% of its capital stock, which we refer to as the purchase price shares, (iii) the issuance of a vesting promissory note in the principal amount of $1,875,000, and (iv) the issuance of a short term promissory note in the principal amount of $1,025,000.

The cash portion of the purchase price will be adjusted upward if Neese’s final certified balance sheet, as of a date on or about the closing date does not reflect a cash balance of at least $200,000. In the event of such a deficiency, the sellers are required to pay 1847 Neese an amount in cash equal to the deficiency.

The stock purchase agreement contained customary representations, warranties and covenants, including a covenant that the sellers will not compete with the business of Neese for a period of three (3) years following closing. In addition, 1847 Neese agreed that for so long as the sellers beneficially own the purchase price shares, 1847 Neese and Neese shall not do any of the following without the written consent or affirmative vote of the sellers: (i) liquidate, dissolve or wind-up their business and affairs; (ii) effect any merger or consolidation; (iii) sell substantially all of their assets; (iv) amend, alter or repeal any provision of their articles of incorporation or bylaws; (v) create or issue shares of any additional class or series of capital stock, or increase the authorized number of shares of capital stock; (vi) reclassify, alter or amend any existing security that is pari passu with the purchase price shares in respect of the distribution of assets on the liquidation, dissolution or winding up, the payment of dividends or rights of redemption, if such reclassification, alteration or amendment would render such other security senior to the purchase price shares in respect of any such right, preference, or privilege; (vii) purchase or redeem any shares of capital stock other than repurchases of stock from former employees, officers, directors, consultants or other persons who performed services; (viii) incur any aggregate indebtedness in excess of $6 million, other than trade credit incurred in the ordinary course of business; (ix) issue any additional shares of common stock or options, warrants, or other securities directly or indirectly convertible into or exchangeable for common stock; or (x) increase or decrease the authorized number of directors constituting its board of directors.

The stock purchase agreement also contained mutual indemnification for breaches of representations or warranties and failure to perform covenants or obligations contained in the stock purchase agreement. In the case of the indemnification provided by the sellers with respect to breaches of certain non-fundamental representations and warranties, the sellers will only become liable for indemnified losses if the amount exceeds $50,000, whereupon they will be liable for all losses relating back to the first dollar. Furthermore, the liability of the sellers for breaches of certain non-fundamental representations and warranties shall not exceed the cash portion of the purchase price payable under the stock purchase agreement.

Pursuant to the stock purchase agreement, on March 3, 2017, Neese entered into a lease with K&H Holdings, LLC, a limited liability company that is wholly-owned by the sellers. The lease is for a term of ten (10) years and provides for a base rent of $8,333.33 per month. In the event of late payment, interest shall accrue on the unpaid amount at the rate of eighteen percent (18%) per annum. The lease contains customary events of default, including if Neese shall fail to pay rent within five (5) days after the due date, or if Neese shall fail to perform any other terms, covenants or conditions under the Lease, and other customary representations, warranties and covenants.

Purchase Price

The cash portion of the purchase price was financed under a capital lease transaction for Neese’s equipment with Utica Leaseco, LLC, or Utica, pursuant to a master lease agreement, dated March 3, 2017, between Utica, and 1847 Neese and Neese, which we refer to collectively as the lessee. Under the master lease agreement, Utica loaned an aggregate of $3,240,000 for certain of Neese’s equipment, which it leases to the lessee. The term of the master lease agreement is 51 months.

The lessee is required to pay a monthly rent of $53,000 for the first three months, with such amount increasing to $85,321.63 for the remaining 48 months. A later charge of 10% will be assessed for any rent that not received by the Utica within five (5) calendar days of the due date. In addition, upon demand, a 5% charge will be assessed to any payment not processed or returned on the basis of insufficient funds. The lessee is also required to pay an annual administration fee of $3,000. Upon the expiration of the term of the master lease agreement, the lessee is required to pay, together with all other amounts then due and payable, in cash, an end of term buyout price equal to the lesser of (a) $162,000 (five (5%) percent of the Total Invoice Cost (as defined in the master lease agreement)) or (b) the fair market value of the equipment, as determined by Utica.

The master lease agreement contains customary events of default, including non-payment of rent or other payment within five (5) days of the due date, failure to maintain, use or operate the equipment in compliance with applicable law, or failure to perform any other terms, covenants or conditions under the master lease agreement.

Provided that no default has occurred and is continuing beyond any applicable grace or cure period, the lessee has an early buy-out option with respect to all but not less than all of the equipment, upon the payment of any outstanding rental payments or other fees then due, plus an additional amount set forth in the master lease agreement, which represents the anticipated fair market value of the equipment.

In connection with the master lease agreement, the lessee granted a security interest on all of its right, title and interest in and to (i) the equipment, together with all related software (embedded therein or otherwise) and general intangibles, all additions, attachments, accessories and accessions thereto whether or not furnished by the supplier; (ii) all accounts, chattel paper, deposit accounts, documents, other equipment, general intangibles, instruments, inventory, investment property, letter of credit rights and any supporting obligations related to any of the foregoing; (iii) all books and records pertaining to the foregoing; (iv) all property of such lessee held by Utica, including all property of every description, in the custody of or in transit to Utica for any purpose, including safekeeping, collection or pledge, for the account of such lessee or as to which such lessee may have any right or power, including but not limited to cash and (v) to the extent not otherwise included, all insurance, substitutions, replacements, exchanges, accessions, proceeds and products of the foregoing.

As noted above, a portion of the purchase price under the stock purchase agreement was paid by the issuance of a vesting promissory note in the principal amount of $1,875,000 by 1847 Neese and Neese to the sellers. Payment of the principal and accrued interest on the vesting note is subject to vesting. The vesting note bears interest on the vested portion of the principal amount at the rate of eight percent (8%) per annum and is due and payable in full on June 30, 2020. The principal of the vesting note vests in accordance with an adjusted EBITDA formula contained in the vesting note.

The vesting note contains customary events of default, including in the event of (i) non-payment, (ii) a default by 1847 Neese or Neese of any of their covenants under the stock purchase agreement, the vesting note, or any other agreement entered into in connection with the stock purchase agreement, or a breach of any of their representations or warranties under such documents, or (iii) the bankruptcy of 1847 Neese or Neese.

As noted above, a portion of the purchase price under the stock purchase agreement was paid by the issuance of a short-term promissory note in the principal amount of $1,025,000 by 1847 Neese and Neese to the sellers. The short-term note bears interest on the outstanding principal amount at the rate of ten percent (10%) per annum and is due and payable in full on March 3, 2018; provided, however, that the unpaid principal, and all accrued, but unpaid, interest thereon shall be prepaid if at any time, and from time to time, the cash on hand of 1847 Neese and Neese exceeds $250,000 and, then, the prepayment shall be equal to the amount of cash in excess of $200,000 until the unpaid principal and accrued, but unpaid, interest thereon is fully prepaid. The short-term note contains the same events of default as the vesting note.

Offsetting Management Services Agreement

On March 3, 2017, in connection with the Neese acquisition, our subsidiary 1847 Neese entered into an offsetting management services agreement with our manager.

Pursuant to the offsetting management services agreement, 1847 Neese appointed the manager to provide certain services to it for a quarterly management fee equal to $62,500 per quarter; provided, however, that (i) pro rated payments shall be made in the first quarter and the last quarter of the term, (ii) if the aggregate amount of management fees paid or to be paid by 1847 Neese, together with all other management fees paid or to be paid by all other subsidiaries of the company to the manager, in each case, with respect to any fiscal year exceeds, or is expected to exceed, 9.5% of the company’s gross income with respect to such fiscal year, then the management fee to be paid by 1847 Neese for any remaining fiscal quarters in such fiscal year shall be reduced, on a pro rata basis determined by reference to the management fees to be paid to the manager by all of the subsidiaries of the company, until the aggregate amount of the management fee paid or to be paid by 1847 Neese, together with all other management fees paid or to be paid by all other subsidiaries of the company to the manager, in each case, with respect to such fiscal year, does not exceed 9.5% of the company’s gross income with respect to such fiscal year, and (iv) if the aggregate amount the management fee paid or to be paid by 1847 Neese, together with all other management fees paid or to be paid by all other subsidiaries of the company to the manager, in each case, with respect to any fiscal quarter exceeds, or is expected to exceed, the aggregate amount of the management fee (before any adjustment thereto) calculated and payable under the management services agreement, which we refer to as the parent management fee, with respect to such fiscal quarter, then the management fee to be paid by 1847 Neese for such fiscal quarter shall be reduced, on a pro rata basis, until the aggregate amount of the management fee paid or to be paid by 1847 Neese, together with all other management fees paid or to be paid by all other subsidiaries of the company to the manager, in each case, with respect to such fiscal quarter, does not exceed the parent management fee calculated and payable with respect to such fiscal quarter.

1847 Neese shall also reimburse the manager for all costs and expenses of 1847 Neese which are specifically approved by the board of directors of 1847 Neese, including all out-of-pocket costs and expenses, that are actually incurred by the manager or its affiliates on behalf of 1847 Neese in connection with performing services under the offsetting management services agreement.

The services provided by the manager include: conducting general and administrative supervision and oversight of 1847 Neese’s day-to-day business and operations, including, but not limited to, recruiting and hiring of personnel, administration of personnel and personnel benefits, development of administrative policies and procedures, establishment and management of banking services, managing and arranging for the maintaining of liability insurance, arranging for equipment rental, maintenance of all necessary permits and licenses, acquisition of any additional licenses and permits that become necessary, participation in risk management policies and procedures; and overseeing and consulting with respect to 1847 Neese’s business and operational strategies, the implementation of such strategies and the evaluation of such strategies, including, but not limited to, strategies with respect to capital expenditure and expansion programs, acquisitions or dispositions and product or service lines.

Going Concern Opinion

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated significant revenues and will incur additional expenses as a result of being a public reporting company. If we are unable to obtain additional working capital our business may fail. Accordingly, we must raise cash from sources other than operations. Historically, our only source for cash has been revenues generated by our indirect subsidiaries PPI Management and Christals Management and investments by our Chief Executive Officer and Chairman in our company. We must raise cash to implement our projected plan of operations.

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

Revenues

We did not generate management fee revenues from our indirect subsidiaries during the year ended December 31, 2016, as compared to $131,250 during the year ended December 31, 2015.

We do not plan to generate revenues apart from those generated by our management consulting business, Neese, and those other businesses that we may acquire in the future. However, we plan on generating interest income on the investment of available funds. The amount of investment income will be dependent upon the available funds and may vary significantly from period to period. Our investment in our management consulting business and in future businesses that we may acquire will be in the form of loans from our company to our management consulting business, as well as equity contributions to that business. Cash flow coming to us will be the result of interest and principal payments on those loans and potentially dividends. However, these loans will be eliminated in consolidation in accordance with GAAP.

Operating Expenses

Our operating expenses primarily consist of cost of professional services and for other fees, costs and expenses. These other expenses will include the cost of audits, Sarbanes-Oxley compliance costs, directors and officers insurance premiums paid, and tax preparation services.

General and administrative expenses amounted to $269,844 and $342,573 for the years ended December 31, 2016 and 2015, respectively. During the years end December 31, 2016 and 2015, quarterly fees equal to $0 and $131,250, respectively, were due and payable to our manager under the management services agreement. During the years ended December 31, 2016 and 2015, corporate expenses of $269,844 and $211,323, respectively, were primarily related to office and professional fees. In the year ended December 31, 2016, the Company determined the outstanding receivables are not likely to be collected and consequently wrote-off the balance of $100,000 to bad debt expense.

In addition to the operating expenses discussed above, pursuant to the management services agreement, our company will pay our manager a quarterly management fee equal to 0.5% (2.0% annualized) of our adjusted net assets, which is defined in the management services agreement. By amendment to the management services agreement, in lieu of paying a quarterly management fee under the management services agreement based upon the adjusted net assets of our management consulting business, we will pay our manager a flat quarterly fee equal to $43,750. This amendment only applies to our management consulting business and does not apply to the Neese acquisition and will not apply to any businesses that we acquire in the future. We no longer expect to generate sufficient revenues from our management consulting business to pay our manager a flat quarterly fee of $43,750. We do not expect that our management consulting business will generate sufficient fees to cover the manager’s quarterly flat fee, and our manager has agreed verbally that such fee will accrue until sufficient revenues are generated. We also expect that until we begin making acquisitions, all revenues generated from our management consulting business will be used to cover operating expenses, including management fees. The amount of the management fee payable will be reduced by the aggregate amount of any offsetting management fees, if any, received by our manager from any of the businesses that we may acquire in the future. As part of its business strategy, our company intends to acquire additional businesses. We intend to finance our acquisition strategy primarily through a combination of using the funds raised in our public offering, issuing new equity and incurring debt as well as cash generated by operations. Therefore, the net adjusted assets, and the management fee, may fluctuate from quarter to quarter due to acquisitions or dispositions of our businesses and performance of our businesses. The growth in the adjusted net assets as defined in the management services agreement will, most likely, increase due to these acquisitions and will increase the management fee regardless of whether such acquisitions contribute positively to our net income. As a result, we anticipate that the management fee will represent a significant percentage of our net income following the acquisition by us of businesses in the future. See the section entitled “Item 1. Business-Our Manager-Our Manager as a Service Provider-Management Fee” for more information about the calculation, an example of such calculation and payment of the management fee and the specific definitions of the terms used in such calculation.

Operating loss

Our loss amounted to $269,844 and $211,323 for the years ended December 31, 2016 and 2015, respectively. Our loss since attributable to the administrative costs and professional fees incurred as there is currently no gross margin generated from our management fee revenue. We have not meaningfully commenced our proposed business operations and will not do so until we have generated sufficient cash from financing.

Liquidity and Capital Resources

As of December 31, 2016, we had cash of $0 and our current assets were comprised of other assets of $369 and our liabilities were $670,256 comprising $108,878 owed to Ellery W. Roberts, our Chief Executive Officer and Chairman, and accounts payable of $561,378.

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we are successful in acquiring a platform business that has sufficient cash flows or we obtain additional capital. No substantial revenues are anticipated until we have completed the financing from one or more future public or private offerings and implemented our plan of operations. Historically, our only source for cash at this time is revenues generated by our indirect subsidiaries PPI Management and Christals Management. We must raise additional cash to implement our strategy and stay in business. If we are unable to obtain additional working capital our business may fail. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is investments by our Chief Executive Officer and Chairman in our company. We anticipate over the next 12 months the cost of being a reporting public company will be approximately $150,000.

We intend to raise funds for additional acquisitions primarily through debt financing at our company level, additional equity offerings, the sale of all or a part of our businesses or by undertaking a combination of any of the above. In addition to acquiring businesses, we expect to sell businesses that we own from time to time when attractive opportunities arise.

Our primary use of funds will be for public company expenses including cash distributions to our shareholders, investments in future acquisitions, payments to our manager pursuant to the management services agreement, potential payment of profit allocation to our manager and potential put price to our manager in respect of the allocation shares it owns. The management fee, expenses, potential profit allocation and potential put price are paid before distributions to shareholders and may be significant and exceed the funds held by our company, which may require our company to dispose of assets or incur debt to fund such expenditures. See the section entitled “Item 1. Business-Our Manager”, for more information concerning the management fee, the profit allocation and put price.

The amount of management fee paid to our manager by our company is reduced by the aggregate amount of any offsetting management fees, if any, received by our manager from any of our businesses. As a result, the management fee paid to our manager may fluctuate from quarter to quarter. The amount of management fee paid to our manager may represent a significant cash obligation and will be senior in right to payments of distributions to our shareholders. In this respect, the payment of the management fee will reduce the amount of cash available for distribution to shareholders. See the section entitled “Item 1. Business-Our Manager-Our Manager as a Service Provider-Management Fee”, for more information on the calculation of the management fee.

Our manager, as holder of 100% of our allocation shares, is entitled to receive a 20% profit allocation as a form of preferred equity distribution that is subject to an annual hurdle rate of 8.0% with respect to distributions to our shareholders. The determination of the amount of profit allocation is dependent on a number of factors, including the amount of distributions to our shareholders, the operating results of our businesses and the market value of our common shares outstanding. We cannot determine the amount of profit allocation that will be paid to our manager because the factors impacting the determination of the profit allocation cannot be estimated or predicted with any degree of certainty. As an initial matter, these factors will fluctuate substantially during the period prior to the first calculation of profit allocation and, therefore, these factors will fluctuate from quarter to quarter. These fluctuations will significantly impact the amount of profit allocation to be paid to our manager. The amount of profit allocation may represent a significant cash payment and is senior in right to payments of distributions to our shareholders. Therefore, the amount of profit allocation paid, when paid, will reduce the amount of cash available to our company for its operating and investing activities, including future acquisitions. See the section entitled “Item 1. Business-Our Manager-Our Manager as an Equity Holder-Manager’s Profit Allocation”, for more information on the calculation of the profit allocation.

Our operating agreement also contains a supplemental put provision, which gives our manager the right, subject to certain conditions, to cause our company to purchase the allocation shares then owned by our manager upon termination of the management services agreement. The amount of put price under the supplemental put provision is conceptually based on the formulation of profit allocation and is generally intended to provide our manager with a right to receive 20% of the value of our company upon sale of the allocation shares determined by reference to the value distributed to or otherwise realized by our shareholders. As is the case with profit allocation, the calculation of the put price is complex and based on many factors that cannot be predicted with any certainty at this time. See the section entitled “Item 1. Business-Our Manager-Our Manager as an Equity Holder-Supplemental Put Provision”, for more information on the calculation of the put price. The put price obligation, if the manager exercises its put right, will represent a significant cash payment and is senior in right to payments of distributions to our shareholders. Therefore, the amount of put price will reduce the amount of cash available to our company for its operating and investing activities, including future acquisitions.

Dividend and Distribution Policy

We intend to pursue a policy of making regular distributions on our outstanding common shares subject to the Neese acquisition generating sufficient cash flow to permit us to make regular distributions. Our policy is based on the liquidity and capital of our businesses and on our intention to pay out as distributions to our shareholders the majority of cash resulting from the ordinary operation of the businesses, and not to retain significant cash balances in excess of what is prudent for our company or our businesses, or as may be prudent for the consummation of attractive acquisition opportunities.

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

Our ability to pay distributions may be constrained by our operating expenses, which include the management fee to be paid to our manager pursuant to the management services agreement. Other constraints on our ability to pay distributions include unknown liabilities, government regulations, financial covenants of the debt of our company, funds needed for acquisitions and to satisfy short- and long-term working capital needs of our businesses, or if the businesses that we may acquire in the future do not generate sufficient earnings and cash flow to support the payment of such distributions. In particular, we may incur additional debt in the future to acquire new businesses, which debt will have additional debt commitments, which must be satisfied before we can make distributions. In addition, the cash flow available for distribution to shareholders will be reduced by the payment of profit allocation to our manager. These factors could affect our ability to continue to make distributions, in the initial quarterly per share amounts or at all.

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

Pursuant to the management services agreement that we entered into with our manager, our manager will have the right to cause our company to purchase the allocation shares then owned by our manager upon termination of the management services agreement. The redemption value of the allocation shares will be recorded outside of permanent equity in the mezzanine section of the balance sheet. We will recognize any change in the redemption value of the allocation shares by recording a dividend between net income and net income available to common shareholders. The amount recorded for the allocation shares is largely related to the fair value of the profit allocation that our manager, as holder of the allocation shares, will receive. The carrying value of the allocation shares will represent an estimate of the amounts to ultimately be paid to our manager, whether as a result of the occurrence of one or more of the various trigger events or upon the exercise of the supplemental put provision contained in our operating agreement following the termination of the management services agreement. See the section entitled “Item 1. Business-Our Manager-Our Manager as an Equity Holder-Supplemental Put Provision”, for more information about this agreement.

We also expect that our manager will enter into offsetting management services agreements, transaction services agreements and other agreements, in each case, with some or all of the businesses that we acquire in the future. See the section entitled “Item 1. Business-Our Manager”, for more information about these and other agreements our company intends to enter into with our manager.

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

Business Combinations

The acquisition of our management consulting business, the Neese acquisition, and any future acquisitions of controlling interest in other businesses will be accounted for under the purchase method of accounting as provided under GAAP. The amounts assigned to the identifiable assets acquired and the liabilities assumed in connection with each acquisition will be based on their respective estimated fair values as of the date of acquisitions with the remainder, if any, to be recorded as goodwill. The fair values will be determined by our management team, taking into consideration information supplied by our manager’s operating partners, the management of the acquired entities and other relevant information. The determination of fair values requires significant judgment by our management team, which may consult with outside consultants on future acquisitions to assist in the process. This judgment could result in either higher or lower value being assigned to amortizable or depreciable assets, which could result in either higher or lower amortization or depreciation expense.

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

In January 2016, FASB issued ASU 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which amends the guidance in GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and are to be adopted by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. We are currently evaluating the impact of adopting this standard.

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

The FASB has issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under Generally Accepted Accounting Principles (GAAP), financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting is critical to financial reporting because it established the fundamental basis for measuring and classifying assets and liabilities. Currently, GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt the organization’s ability to continue as a going concern or to provide footnote disclosures. The ASU provides guidance to an organization’s management, with principles and definition that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments in this update are effective for the annual period ending after December 31, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company has the adopted the methodologies prescribed by this ASU by the date required and there is no material impact on the Company’s consolidated financial statements.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2016. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described below, our disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our principal executive officer and principal financial and accounting officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this evaluation, management used the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our evaluation, we determined that, as of December 31, 2016, our internal control over financial reporting was not effective due to the following material weaknesses.

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

In order to cure the foregoing material weakness, we have taken or plan to take the following remediation measures:

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

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Controls over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

Except for the matters described above, there have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2016, but was not reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Position
Ellery W. Roberts	46	Chairman, Chief Executive Officer, President and Chief Financial Officer
Paul Froning	46	Director
Robert D. Barry	73	Director

Ellery W. Roberts. Mr. Roberts brings over 20 years of private equity investing experience to our company. Mr. Roberts has been the Chairman and Chief Executive Officer of our company since its inception on January 22, 2013. Mr. Roberts has also been a director of Western Capital Resources, Inc., a public company (WCRS), since May 2010 and of Peekay Boutiques, Inc. (PKAY) since December 31, 2014. In July 2011, Mr. Roberts formed The 1847 Companies LLC, a company which is no longer active, where he began investing his own personal capital and capital of high net worth individuals in select transactions. Through The 1847 Companies LLC, Mr. Roberts has operated as a fundless sponsor, covering the transaction pursuit cost and raising capital on the basis of his own personal investment. Prior to forming The 1847 Companies LLC, Mr. Roberts was the co-founder and was co-managing principal from October 2009 to June 2011 of RW Capital Partners LLC, the recipient of a “Green Light” letter from the U.S. Small Business Administration (SBA) permitting RW Capital Partners LLC to raise capital in pursuit of the SBA Small Business Investment Company license with the preliminary support of the SBA. Mr. Roberts was a founding member of Parallel Investment Partners, LP (formerly SKM Growth Investors, LP), or Parallel, a Dallas-based private equity fund focused on re-capitalizations, buyouts and growth capital investments in lower middle market companies throughout the United States. During his tenure at Parallel, Mr. Roberts held the position of Managing Director from January 2004 to September 2009, Vice President from January 2003 to December 2003 and Senior Associate from January 2000 to December 2002. Mr. Roberts was responsible for approximately $400 million in invested capital across two funds. Also during his tenure with Parallel, Mr. Roberts sat on the boards of Environmental Lighting Concepts, Hat World Corporation, Senex Financial Corporation, Builders TradeSource Corporation, Action Sports, Weisman Discount Home Centers , Winnercom, Mealey’s Furniture, Regional Management Corporation, Marmalade Cafes, and Diesel Service and Supply (all of which are private companies). Prior to Parallel, Mr. Roberts was a Vice President with Lazard Group LLC (NYSE: LAZ), or Lazard, from July 1997 to December 2000. While at Lazard, he focused on and also gained experience in the home building, health care, retail, industrial and lodging sectors. Prior to joining Lazard in 1997, Mr. Roberts was a Senior Financial Analyst with Colony Capital, Inc. from July 1995 to June 1996, where he analyzed and executed transactions for Colony Investors II, L.P., a $625 million private equity fund. Prior to that, he was a Financial Analyst with the Corporate Finance Division of Smith Barney Inc. (now known as Morgan Stanley Smith Barney LLC) from January 1994 to June 1995 where he participated in a wide variety of investment banking activities. During his career Mr. Roberts has been directly involved with over $3.0 billion in direct private equity investments. Mr. Roberts received his B.A. degree in English from Stanford University.

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

Directors are elected until their successors are duly elected and qualified.

There are no arrangements or understandings known to us pursuant to which any director was or is to be selected as a director or nominee. There are no agreements or understandings for any of our executive officers or directors to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.

Except as set forth in our discussion below in Item 13 “Certain Relationships and Related Transactions, and Director Independence-Transactions with Related Persons,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Family Relationships

There are no family relationships among any of our officers or directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

•	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•	been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Ownership Reporting Compliance

We are not subject to Section 16(a) of the Exchange Act.

Code of Ethics

We have adopted a code of ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Such code of ethics addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, and reporting of violations of the code.

We are required to disclose any amendment to, or waiver from, a provision of our code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions. We intend to use our website as a method of disseminating this disclosure, as permitted by applicable SEC rules. Any such disclosure will be posted to our website within four business days following the date of any such amendment to, or waiver from, a provision of our code of ethics.

Material Changes to Director Nomination Procedures

There have been no material changes to the procedures by which shareholders may recommend nominees to our board of directors since such procedures were last disclosed.

Audit Committee and Audit Committee Financial Expert

We do not have an audit committee or an audit committee financial expert serving on the audit committee. Our entire board of directors currently is responsible for the functions that would otherwise be handled by an audit committee. However, we intend to establish an audit committee in the near future. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls. Upon the establishment of an audit committee, the board will determine whether any of the directors qualify as an audit committee financial expert.

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

Other Compensation

Our company does not provide any nonqualified deferred compensation arrangements or qualified or non-qualified pension plans to our named executive officers. As of the date of this report, the named executive officers have not been granted any stock options or other equity-based awards with respect to our common shares. As of December 31, 2016, the named executive officers did not hold any stock options or other equity-based awards with respect to our common shares.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of March 31, 2017 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, 590 Madison Avenue, 18th Floor, New York, NY 10022.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Ellery W. Roberts, Chairman, CEO, President and CFO	Common Shares	65,625,000	84.3%
Paul Froning, Director	Common Shares	0	*
Robert D. Barry, Director	Common Shares	0	*
All officers and directors as a group (3 persons named above)	Common Shares	65,625,000	84.3%
Bevilacqua PLLC (3)	Common Shares	8,437,500	10.8%
1847 Partners LLC (4)	Allocation Shares	1,000	100.0%

_______

* Less than 1%

(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)	A total of 77,887,500 common shares and 1,000 allocation shares are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of March 31, 2017. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(3)	On September 15, 2013, we entered into a restricted stock purchase agreement with Bevilacqua PLLC and its independent contractor consultant. Pursuant to this Agreement, Bevilacqua PLLC, a consultant to the Company, received 8,437,500 common shares, and its independent contractor consultant received 2,812,500 common shares, in consideration for services provided and to be provided to the Company. Mr. Louis A. Bevilacqua is the sole member of Bevilacqua PLLC and has voting and dispositive control over securities owned by Bevilacqua PLLC. The address of Bevilacqua PLLC is 1629 K Street, NW, Suite 300, Washington, DC 20006.

(4)	Mr. Ellery W. Roberts is the sole manager of 1847 Partners LLC and has voting and dispositive control over securities owned by 1847 Partners LLC.

Changes in Control

We do not currently have any arrangements which if consummated may result in a change of control of our company.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any compensation plans in effect under which our equity securities are authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of our 2015 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11 “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm's-length transactions.

•	Our Chief Executive Officer, Ellery W. Roberts, controls our manager. Our relationship with our manager is governed principally by the following two agreements: (1) the management services agreement relating to the management services our manager will perform for us and the businesses we own and the management fee to be paid to our manager in respect thereof; and (2) our company’s operating agreement setting forth our manager’s rights with respect to the allocation shares it owns, including the right to receive payments of profit allocation from the company and our manager’s right to cause the company to purchase the allocation shares it owns. We also expect that our manager will enter into offsetting management services agreements and transaction services agreements with our businesses directly. See the section entitled “Item 1. Business-Our Manager” for detailed descriptions of these agreements.

•	Our manager owns certain intellectual property relating to the term “1847.” Our manager has granted our company a license to use the term “1847” in its business.

•	From time to time, we have received advances from certain of our officers and related parties to meet short-term working capital needs. During the fiscal years ended December 31, 2016 and 2015, we received a total of $108,878 and $98,146, respectively, in advances from related parties. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

Promoters and Certain Control Persons

Each of Mr. Ellery W. Roberts, our Chairman, Chief Executive Officer, President, and Chief Financial Officer, Mr. Paul Froning, one of our initial directors, and Mr. Robert Barry, also one of our initial directors, may be deemed a “promoter” as defined by Rule 405 of the Securities Act. For information regarding compensation, including items of value, that have been provided or that may be provided to these individuals, please refer to “Item 11. Executive Compensation” above.

Director Independence

Our board of directors is currently composed of three members: Ellery W. Roberts, Paul Froning and Robert Barry. Mr. Froning qualifies as an independent directors in accordance with the published listing requirements of the NASDAQ Stock Market.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to the company for professional services rendered for the fiscal years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
Audit Fees	$6,500	$25,500
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$6,500	$25,500

“Audit Fees” consisted of fees billed for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-K and 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

“Audit-Related Fees” consisted of fees billed for assurance and related services by the principal accountant that were reasonably related to the performance of the audit or review of our financial statements and are not reported under the paragraph captioned “Audit Fees” above.

“Tax Fees” consisted of fees billed for professional services rendered by the principal accountant for tax returns preparation.

“All Other Fees” consisted of fees billed for products and services provided by the principal accountant, other than the services reported above under other captions of this Item 14.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit service performed by KLJ & Associates LLP for our financial statements as of and for the year ended December 31, 2016.

PART IV

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of 1847 Holdings, LLC

We have audited the accompanying consolidated balance sheets of 1847 Holdings, LLC as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2016 and 2015. 1847 Holdings, LLC.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 1847 Holdings, LLC as of December 31, 2016 and 2015 and the results of its operations and its cash flows for year ended December 31, 2016 and 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had accumulated deficit of $685,887 as of December 31, 2016, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KLJ & Associates, LLP

KLJ & Associates, LLP

Edina, MN

April 17, 2017

5201 Eden Avenue

Suite 300

Edina, MN 55436

630.277.2330

1847 HOLDINGS LLC

CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
ASSETS

Current Assets
Cash	$-	$415
Accounts receivable	-	100,000
Prepaid expenses and other assets	369	369

TOTAL CURRENT ASSETS	369	100,784

INVESTMENTS	6	6

TOTAL ASSETS	$375	$100,790

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$561,378	$402,681
Advances, related party	108,878	98,146

TOTAL LIABILITIES	670,256	500,827

SHAREHOLDERS’ DEFICIT
Allocation shares, 1,000 shares issued and outstanding	1,000	1,000
Common Shares, 500,000,000 shares authorized, 77,887,500 shares issued and outstanding as of December 31, 2016 and 2015	7	7
Additional Paid In Capital	14,999	14,999
Accumulated Deficit	(685,887)	(416,043)

TOTAL SHAREHOLDERS’ DEFICIT	(669,881)	(400,037)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$375	$100,790

The accompanying notes are an integral part of these consolidated financial statements.

1847 HOLDINGS LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2016	Year Ended December 31, 2015

REVENUES	$-	$131,250

OPERATING EXPENSES
General and administrative	107,031	137,470
Professional fees	162,813	205,103
TOTAL OPERATING EXPENSES	269,844	342,573

NET LOSS FROM OPERATIONS	(269,844)	(211,323)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(269,844)	$(211,323)

Net Loss Per Share: Basic and diluted	$(0.00)	$(0.00)
Weighted-average number of common shares outstanding: Basic and diluted	77,887,500	77,887,500

The accompanying notes are an integral part of these consolidated financial statements.

1847 HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
OPERATING ACTIVITIES
Net loss	$(269,844)	$(211,323)

Adjustments to reconcile net income to net cash provided by operating activities:
Write-off of bad debts	100,000	-

Changes in operating assets and liabilities:
Increase accounts receivable	-	(37,500)
Increase (decrease) in accounts payable and accrued expenses	158,686	194,095
Net cash used in operating activities	(11,158)	(54,728)

FINANCING ACTIVITIES
Proceeds (repayment) from bank overdraft	11	(446)
Loans from related party	10,732	55,589
Net cash provided by financing activities	10,743	55,143

NET INCREASE (DECREASE) IN CASH	(415)	415

CASH
Beginning of period	415	-
End of period	$-	$415

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

1847 HOLDINGS LLC

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock		Allocation	Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Capital	Deficit	Deficit

BALANCE - January 1, 2015	77,887,500	$7	$1,000	$14,999	$(204,720)	$(188,714)

Net loss for the year ended December 31, 2015	-	-	-	-	(211,323)	(211,323)

BALANCE - December 31, 2015	77,887,500	$7	$1,000	$14,999	$(416,043)	$(400,037)

Net loss for the year ended December 31, 2016	-	-	-	-	(269,844)	(269,844)

BALANCE - December 31, 2016	77,887,500	$7	$1,000	$14,999	$(685,887)	$(669,881)

The accompanying notes are an integral part of these consolidated financial statements.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common share equivalents outstanding as of December 31, 2016.

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

The FASB has issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under Generally Accepted Accounting Principles (GAAP), financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting is critical to financial reporting because it established the fundamental basis for measuring and classifying assets and liabilities. Currently, GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt the organization’s ability to continue as a going concern or to provide footnote disclosures. The ASU provides guidance to an organization’s management, with principles and definition that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments in this update are effective for the annual period ending after December 31, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company has the adopted the methodologies prescribed by this ASU by the date required and there is no material impact on the Company’s consolidated financial statements.

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

As of October 1, 2015, the manager agreed to suspend the flat quarterly management fee in the management consulting business due to the uncertainty of the underlying management services. In the year ended December 31, 2016, the Company determined the outstanding receivables are not likely to be collected and consequently wrote-off the balance of $100,000 to bad debt expense.

Advances

From time to time, the Company has received advances from certain of its officers and related parties to meet short-term working capital needs. For the years ended December 31, 2016 and 2015, a total of $108,878, and $98,146 advances from related parties is outstanding, respectively. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

NOTE 6 - EQUITY

Allocation shares

As of December 31, 2016 and 2015, the Company had authorized and outstanding 1,000 allocation shares. These Allocation Shares do not entitle the holder thereof to vote on any matter relating to the Company other than in connection with amendments to the Company’s operating agreement and in connection with certain other corporate transactions as specified in the Company’s operating agreement.

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

Common shares

The Company has authorized 500,000,000 common shares as of December 31, 2016 and 2015 and the Company had 77,887,500 common shares issued and outstanding. The common shares entitle the holder thereof to one vote per share on all matters coming before the shareholders of our company for a vote.

There were no equity transactions during the years ended December 31, 2016 and 2015.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. An office space has been leased on a month by month basis.

The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 8 - INCOME TAXES

As of December 31, 2016 and 2015, the Company had net operating loss carry forwards of approximately $685,887 and $416,043, respectively, that may be available to reduce future years’ taxable income in varying amounts through 2034. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	December 31, 2016	December 31, 2015
Federal income tax benefit attributable to:
Current Operations	$106,440	$83,356
Less: valuation allowance	(106,440)	(83,356)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	December 31, 2016	December 31, 2015
Deferred tax asset attributable to:
Net operating loss carryover	$270,583	$164,129
Less: valuation allowance	(270,583)	(164,129)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 9 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to December 31, 2016 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those specified below.

Stock Purchase Agreement

On March 3, 2017, our wholly-owned subsidiary 1847 Neese Inc., or 1847 Neese, entered into a stock purchase agreement with Neese, and Alan Neese and Katherine Neese, pursuant to which 1847 Neese acquired all of the issued and outstanding capital stock of Neese, which we refer to as the Neese acquisition, for an aggregate purchase price of (i) $2,225,000 in cash (subject to certain adjustments), (ii) 450 shares of the common stock of 1847 Neese, constituting 45% of its capital stock, which we refer to as the purchase price shares, (iii) the issuance of a vesting promissory note in the principal amount of $1,875,000, and (iv) the issuance of a short term promissory note in the principal amount of $1,025,000.

The cash portion of the purchase price will be adjusted upward if Neese’s final certified balance sheet, as of a date on or about the closing date does not reflect a cash balance of at least $200,000. In the event of such a deficiency, the sellers are required to pay 1847 Neese an amount in cash equal to the deficiency.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1847 HOLDINGS LLC

Date: April 17, 2017	By:	/s/ Ellery W. Roberts
	Name:	Ellery W. Roberts
	Title:	Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ellery W. Roberts	Chairman, Chief Executive Officer, President and Chief Financial Officer	April 17, 2017
Ellery W. Roberts	(Principal Executive Officer and Principal Financial andAccounting Officer)

/s/ Paul Froning	Director	April 17, 2017
Paul Froning

/s/ Robert D. Barry	Director	April 17, 2017
Robert D. Barry

67

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Formation of 1847 Holdings LLC (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 filed on February 7, 2014)
3.2	Operating Agreement of 1847 Holdings LLC, dated April 15, 2013 (incorporated by reference to Exhibit 3.3 to the registrant’s Registration Statement on Form S-1/A filed on March 14, 2014)
3.3

Amended and Restated Operating Agreement of 1847 Holdings LLC, dated April 15, 2013 (incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-1 filed on February 7, 2014)

3.4

Amendment to Amended and Restated Operating Agreement of 1847 Holdings LLC, dated July 2, 2014 (incorporated by reference to Exhibit 3.4 to the registrant’s current report on Form 8-K filed on July 2, 2014)

4.1	Specimen certificate evidencing a common share of 1847 Holdings LLC (incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-1 filed on February 7, 2014)
4.2

8% Vesting Promissory Note issued by 1847 Neese Inc. and Neese, Inc. to Alan Neese and Katherine Neese on March 3, 2017 (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed March 9, 2017)

4.3

10% Short Term Promissory Note issued by 1847 Neese Inc. and Neese, Inc. to Alan Neese and Katherine Neese on March 3, 2017 (incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed March 9, 2017)

10.1

Management Services Agreement by and between 1847 Holdings LLC and 1847 Partners LLC, dated April 15, 2013 (incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-1/A filed on March 14, 2014)

10.2	Amendment No. 1 to Management Services Agreement, dated September 15, 2013 (incorporated by reference to Exhibit 10.2 to the registrant’s Registration Statement on Form S-1 filed on February 7, 2014)
10.3

Securities Purchase Agreement, dated September 15, 2013, among 1847 Holdings LLC, Ellery W. Roberts and 1847 Management Services, Inc. (incorporated by reference to Exhibit 10.3 to the registrant’s Registration Statement on Form S-1 filed on February 7, 2014)

10.4

Restricted Common Share Grant Agreement, dated September 15, 2013, among 1847 Holdings LLC, Bevilacqua PLLC and Joseph J. Kaufman (incorporated by reference to Exhibit 10.4 to the registrant’s Registration Statement on Form S-1 filed on February 7, 2014)

10.5

Stock Purchase Agreement, dated March 3, 2017, by and among 1847 Neese Inc., Neese, Inc., Alan Neese and Katherine Neese (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on March 9, 2017)

10.6	Agreement of Lease, dated March 3, 2017, between K&A Holdings, LLC and Neese, Inc. (incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed March 9, 2017)
10.7

Master Lease Agreement, dated March 3, 2017, between Utica Leaseco, LLC, 1847 Neese Inc. and Neese, Inc. (incorporated by reference to Exhibit 10.5 to the registrant’s current report on Form 8-K filed March 9, 2017)

10.8

Management Services Agreement, dates March 3, 2017, between 1847 Neese Inc. and 1847 Partners LLC (incorporated by reference to Exhibit 10.6 to the registrant’s current report on Form 8-K filed March 9, 2017)

14.1	Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14.1 to the registrant’s Annual Report on Form 10-K filed on April 15, 2015)
21.1	List of subsidiaries of the registrant
31.1	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

_________

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a report for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

68