Form 10-Q
period 2017-03-31
1847 Holdings LLC
filed 2017-05-22
CIK 1599407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 333-193821

1847 HOLDINGS LLC
(Exact name of registrant as specified in its charter)

Delaware	38-3922937
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

590 Madison Avenue, 21st Floor, New York, NY 10022

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

As of May 22, 2017, there were 77,887,500 common shares of the registrant issued and outstanding.

1847 HOLDINGS LLC

Quarterly Report on Form 10-Q

 Period Ended March 31, 2017

2

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS		(Audited)
Current Assets
Cash	$277,826	$-
Accounts receivable	315,571	-
Inventory	882,922	-
Prepaid expenses and other assets	207,888	369

TOTAL CURRENT ASSETS	1,684,207	369

Fixed Assets, net of accumulated depreciation of $200,000 as of March 31, 2017	6,789,012	-

Other assets	85,691	-
Financing costs, net of accumulated amortization	202,203	-
Investments	6	6

TOTAL ASSETS	$8,761,119	$375

LIABILITIES AND SHAREHOLDERS’ (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$978,854	$561,378
Advances, related party	110,266	108,878
Promissory Note	1,025,000	-
Short term note - promissory	625,000	-
Capital lease - current	595,347	-
Other liabilities	26,107	-

TOTAL CURRENT LIABILITIES	3,360,574	670,256

Note payable - Long term	1,250,000	-
Capital lease - long term	2,644,653	-

TOTAL LIABILITIES	$7,255,227	$670,256

SHAREHOLDERS’ (DEFICIT)
Allocation shares, 1,000 shares issued and outstanding	1,000	1,000
Common Shares, 500,000,000 shares authorized, 77,887,500 shares issued and outstanding as of March 31, 2017 and December 31, 2016	7	7
Additional Paid In Capital	14,999	14,999
Accumulated (Deficit)	1,563,892	(685,887)

TOTAL SHAREHOLDERS’ (DEFICIT)	1,579,898	(669,881)

NONCONTROLLING INTERESTS	(74,006)	-

TOTAL EQUITY	1,505,892	(669,881)
TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT)	$8,761,119	$375

The accompanying notes are an integral part of these consolidated financial statements.

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	Three months ending
	March 31, 2017	March 31, 2016

REVENUES	$661,863	$-

COST OF SALES	519,326	-
GROSS PROFIT	142,537	-

OPERATING EXPENSES

General and administrative	343,485	39,345
TOTAL OPERATING EXPENSES	343,485	39,345

NET LOSS FROM OPERATIONS	(200,948)	(39,345)

OTHER INCOME (LOSS)
Financing costs	(4,044)	-
Interest expense	(55,161)	-
Gain on acquisition	2,435,927	-
TOTAL OTHER INCOME	2,376,722	-

NET GAIN (LOSS) FROM OPERATIONS	2,175,774	(39,345)

PROVISION FOR INCOME TAXES	–	–

NET INCOME (LOSS) BEFORE TAXES	2,175,774	(39,345)

Less net income (loss) attributable to non-controlling interests	(74,006)	-

NET INCOME (LOSS) ATTRIBUTABLE TO 1847 HOLDINGS SHAREHOLDERS	$2,249,780	$(39,345)

Net Loss Per Share: Basic and diluted	$0.03	$(0.00)
Weighted-average number of common shares outstanding: Basic and diluted	77,887,500	77,887,500

The accompanying notes are an integral part of these consolidated financial statements.

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three months ending
	March 31, 2017	March 31, 2016
OPERATING ACTIVITIES
Net income (loss)	$2,175,774	$(39,345)

Adjustments to reconcile net income to net cash provided by operating activities:
Gain on acquisition	(2,435,927)	-
Depreciation expense	200,000	-
Amortization of financing costs	4,044

Changes in operating assets and liabilities:
Increase accounts receivable	(158,299)	-
Decrease in inventory	362,637	-
Increase in prepaid expenses	(207,846)	-
Increase (decrease) in accounts payable and accrued expenses	242,419	-
Increase in other liabilities	(1,816)	43,797
Net cash provided by operating activities	180,986	4,452

INVESTING ACTIVITIES
Cash acquired in acquisition	338,411	-
Purchase of equipment	(89,012)	-
Net cash provided by investing activities	249,399	-

FINANCING ACTIVITIES
Financings costs	(153,947)	-
Loans from (repayments to) related party	1,388	(4,500)
Net cash (used) in financing activities	(152,559)	(4,500)

NET INCREASE (DECREASE) IN CASH	277,826	(48)

CASH
Beginning of period	-	415
End of period	$277,826	$367

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

1847 HOLDINGS LLC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

1847 Holdings LLC (“1847,” “we,” “our” and the “Company”) was formed under the laws of the State of Delaware on January 22, 2013. We are in the business of acquiring small to medium size businesses in a variety of different industries.

To date, we have consummated two acquisitions. In September 2013, our wholly-owned subsidiary 1847 Management Services, Inc. (“1847 Management”) acquired a 50% interest in each of two consulting firms previously controlled by our Chief Executive Officer.

On March 3, 2017, our wholly-owned subsidiary 1847 Neese Inc. (“1847 Neese”) entered into a stock purchase agreement with Neese, Inc. (“Neese”), and Alan Neese and Katherine Neese, pursuant to which 1847 Neese acquired all of the issued and outstanding capital stock of Neese for an aggregate purchase price of (i) $2,225,000 in cash (subject to certain adjustments), (ii) 450 shares of the common stock of 1847 Neese, constituting 45% of its capital stock, (iii) the issuance of a vesting promissory note in the principal amount of $1,875,000, and (iv) the issuance of a short term promissory note in the principal amount of $1,025,000. The cash portion of the purchase price would have been adjusted upward if Neese’s final certified balance sheet, as of a date on or about the closing date did not reflect a cash balance of at least $200,000. The cash balance on the closing date of March 3, 2017 amounted to approximately $338,000.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, 1847 Management and 1847 Neese. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Stock Split

On July 2, 2014, the Company amended its Operating Agreement to effect a stock split of its outstanding and authorized shares of common shares at a ratio of 75 for 1 (the “Stock Split”).

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

Reclassifications

Certain Statements of Income reclassifications have been made in the presentation of our prior financial statements and accompanying notes to conform to the presentation as of and for the three months ended March 31, 2017.

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

Inventory

Inventory consists of finished product acquired for resale and is valued at the lower-of-cost-or-market with cost determined on a specific item basis.

Property and Equipment

Property and equipment is stated at cost. Depreciation of furniture, vehicles and equipment is calculated using the straight-line method over the estimated useful lives (three to ten years), and leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the lease term (which is three to five years).

Goodwill

Goodwill represents the excess of cost over the fair value of net assets acquired using purchase accounting and is not amortized.

Long-Lived Assets

The Company reviews its property and equipment and any identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The test for impairment is required to be performed by management at least annually. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted operating cash flow expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”), issued ASU-2016-02, "Leases (Topic 842)." The guidance requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right of use asset representing its right to use the underlying asset for the lease term. For finance leases: the right-of-use asset and a lease liability will be initially measured at the present value of the lease payments, in the statement of financial position; interest on the lease liability will be recognized separately from amortization of the right-of-use asset in the statement of comprehensive income; and repayments of the principal portion of the lease liability will be classified within financing activities and payments of interest on the lease liability and variable lease payments within operating activities in the statement of cash flows. For operating leases: the right-of-use asset and a lease liability will be initially measured at the present value of the lease payments, in the statement of financial position; a single lease cost will be recognized, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis; and all cash payments will be classified within operating activities in the statement of cash flows. Under Topic 842 the accounting applied by a lessor is largely unchanged from that applied under previous GAAP. The amendments in Topic 842 are effective for the Company beginning January 1, 2019, including interim periods within that fiscal year. We are currently evaluating the impact of adopting the new guidance of the consolidated financial statements.

In January 2016, the FASB issued Accounting Standards Update ("ASU") 2016-01, "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which amends the guidance in U.S. generally accepted accounting principles on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and are to be adopted by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact of adopting this standard.

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

NOTE 4 – INVENTORIES

At March 31, 2017 and December 31, 2016 the inventory balances are composed of:

	2017	2016

Machinery & Equipment	$778,511	$-
Parts	104,411
	$882,922	$-

NOTE 5 – INVESTMENTS

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

NOTE 6 – ACQUISITION

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

 The cash portion of the purchase price will be adjusted upward if Neese’s final certified balance sheet, as of a date on or about the closing date did not reflect a cash balance of at least $200,000. The cash balance on the closing date of March 3, 2017 amounted to approximately $338,000.

The preliminary fair value of the purchase consideration issued to the sellers of Neese was allocated to the net tangible assets acquired. The Company accounted for the 1847 Neese acquisition as the purchase of a business under GAAP under the acquisition method of accounting, the assets and liabilities acquired were recorded as of the acquisition date, at their respective fair values and consolidated with those of the Company. The fair value of the net assets acquired was approximately $6.0 million. The excess of the aggregate fair value of the net tangible assets has been treated as a gain on bargain purchase in accordance with ASC 805. The purchase price allocation was based, in part, on management’s knowledge of Neese's business. and is preliminary. Once the Company completes its analysis to finalize the purchase price allocation, which includes finalizing the valuation report from a third-party appraiser and a review of potential intangible assets, it is reasonably possible that, there could be significant changes to the preliminary values below.

Purchase Consideration

Amount of consideration:	$6,140,000

Assets acquired and liabilities assumed at preliminary fair value
Cash	$338,000
Accounts receivable	157,000
Inventories	1,246,000
Financing costs	52,000
Property and equipment	6,900,000
Other assets	85,000
Accounts payable and accrued expenses	(175,000)
Other liabilities	(28,000)
Net tangible assets acquired	$8,575,000

Identifiable intangible assets
Intangible assets *	$-
Total Identifiable Intangible Assets	$-

Total net assets acquired	$8,575,000
Consideration paid	6,140,000
Preliminary gain on bargain purchase	$2,435,000

__________

* The Company is reviewing for potential intangible assets which may potentially change the intangible assets.

The following presents the unaudited pro-forma combined results of operations of the Company with 1847 Neese as if the entities were combined on January 1, 2016.

	For the Three Months Ended March 31,
	2017	2016

Revenues, net	$1,827,000	$1,874,000
Net income (loss) allocable to common shareholders	$2,388,000	$462,000
Net income (loss) per share	$0.03	$0.01
Weighted average number of shares outstanding	77,887,500	77,887,500

The unaudited pro-forma results of operations are presented for information purposes only. The unaudited pro-forma results of operations are not intended to present actual results that would have been attained had the acquisitions been completed as of January 1, 2016 or to project potential operating results as of any future date or for any future periods.

The estimated useful life remaining on the property and equipment acquired is 1 to 10 years.

NOTE 7 – PROMISSORY NOTES

Vesting Promissory Note

A portion of the purchase price under the Purchase Agreement was paid by the issuance of a vesting promissory note in the principal amount of $1,875,000 by 1847 Neese and Neese to the sellers (the “Vesting Note”). Payment of the principal and accrued interest on the Vesting Note is subject to vesting. The Vesting Note bears interest on the vested portion of the principal amount at the rate of eight percent (8%) per annum and is due and payable in full on June 30, 2020 (the “Maturity Date”). The principal of the Vesting Note vests in accordance with the following formula:

•

Fiscal Year 2017 – If Adjusted EBITDA for the fiscal year ending December 31, 2017, exceeds an Adjusted EBITDA target of $1,300,000 (the “Adjusted EBITDA Target”), then a portion of the principal amount of the Vesting Note that is equal to sixty percent (60%) of such excess shall vest. Interest shall be payable on such vested portion of principal from January 1, 2017 through the Maturity Date.

•

Fiscal Year 2018 - If Adjusted EBITDA for the fiscal year ending December 31, 2018, exceeds the Adjusted EBITDA Target, then a portion of the principal amount of the Vesting Note that is equal to sixty percent (60%) of such excess shall vest. Interest shall be payable on such vested portion of principal from January 1, 2018 through the Maturity Date.

•

Fiscal Year 2019 - If Adjusted EBITDA for the fiscal year ending December 31, 2019, exceeds the Adjusted EBITDA Target, then a portion of the principal amount of the Vesting Note that is equal to sixty percent (60%) of such excess shall vest. Interest shall be payable on such vested portion of principal from January 1, 2019 through the Maturity Date.

For purposes of the Vesting Note, “Adjusted EBITDA” means the earnings before interest, taxes, depreciation and amortization expenses, in accordance with generally accepted accounting principles applied on a basis consistent with the accounting policies, practices and procedures used to prepare the financial statements of Neese as of the closing date (“GAAP”), plus to the extent deducted in calculating such net income, (i) all expenses related to the transactions contemplated hereby and/or potential or completed future financings or acquisitions, including legal, accounting, due diligence and investment banking fees and expenses, (ii) all management fees, allocations or corporate overhead (including executive compensation) or other administrative costs that arise from the ownership of Neese by 1847 Neese including allocations of supervisory, centralized or other parent-level expense items, (iii) one-time extraordinary expenses or losses, (iv) any reserves or adjustments to reserves which are not consistent with GAAP. Additionally, for purposes of calculating Adjusted EBITDA, the purchase and sales prices of goods and services sold by or purchased by Neese to or from 1847 Neese, its subsidiaries or affiliates shall be adjusted to reflect the amounts that Neese would have realized or paid if dealing with an independent third party in an arm’s-length commercial transaction, and inventory items shall be property categorized as such and shall not be expenses until such inventory is sold or consumed.

The Vesting Note contains customary events of default, including in the event of (i) non-payment, (ii) a default by 1847 Neese or Neese of any of their covenants under the Purchase Agreement, the Vesting Note, or any other agreement entered into in connection with the Purchase Agreement, or a breach of any of their representations or warranties under such documents, or (iii) the bankruptcy of 1847 Neese or Neese.

Short Term Promissory Note

As noted above, a portion of the purchase price under the Purchase Price was paid by the issuance of a short-term promissory note in the principal amount of $1,025,000 by 1847 Neese and Neese to the sellers (the “Short Term Note”). The Short Term Note bears interest on the outstanding principal amount at the rate of ten percent (10%) per annum and is due and payable in full on March 3, 2018; provided, however, that the unpaid principal, and all accrued, but unpaid, interest thereon shall be prepaid if at any time, and from time to time, the cash on hand of 1847 Neese and Neese exceeds $250,000 and, then, the prepayment shall be equal to the amount of cash in excess of $200,000 until the unpaid principal and accrued, but unpaid, interest thereon is fully prepaid. The Short Term Note contains the same events of default as the Vesting Note.

NOTE 8 – CAPITALIZED LEASES

Master Lease Agreement

The cash portion of the purchase price was financed under a capital lease transaction for Neese’s equipment with Utica Leaseco, LLC (the “Lessor”), pursuant to a Master Lease Agreement (the “Master Lease”), dated March 3, 2017, between Utica, as lessor, and 1847 Neese and Neese, as co-lessees (collectively, the “Lessee”). Under the Master Lease, the Lessor loaned an aggregate of $3,240,000 for certain of Neese’s equipment listed therein (the “Equipment”), which it leases to the Lessee. The term of the Master Lease is for 51 months.

The Lessee is required to pay a monthly rent of $53,000 for the first three months, with such amount increasing to $85,322 for the remaining 48 months. If any rent is not received by the Lessor within five (5) calendar days of the due date, the Lessee shall pay a late charge equal to ten (10%) percent of the amount. In addition, in the event that any payment is not processed or is returned on the basis of insufficient funds, upon demand, the Lessee shall pay the Lessor a charge equal to five (5%) percent of the amount of such payment. The Lessee is also required to pay an annual administration fee of $3,000. Upon the expiration of the term of the Master Lease, the Lessee is required to pay, together with all other amounts then due and payable under the Master Lease, in cash, an end of term buyout price equal to the lesser of (a) $162,000 (five (5%) percent of the Total Invoice Cost (as defined in the Master Lease)) or (b) the fair market value of the Equipment, as determined by the Lessor.

Provided that no default under the Master Lease has occurred and is continuing beyond any applicable grace or cure period, the Lessee has an early buy-out option with respect to all but not less than all of the Equipment, upon the payment of any outstanding rental payments or other fees then due, plus an additional amount set forth in the Master Lease, which represents the anticipated fair market value of the Equipment as of the anticipated end date of the Master Lease. In addition, the Lessee shall pay to the Lessor an administrative charge to be determined by the Lessor to cover its time and expenses incurred in connection with the exercise of the option to purchase, including, but not limited to, reasonable attorney fees and costs. Furthermore, upon the exercise by the Lessee of this option to purchase the Equipment, the Lessee shall pay all sales and transfer taxes and all fees payable to any governmental authority as a result of the transfer of title of the Equipment to Lessee.

In connection with the Master Lease, the Lessee granted a security interest on all of its right, title and interest in and to (i) the Equipment, together with all related software (embedded therein or otherwise) and general intangibles, all additions, attachments, accessories and accessions thereto whether or not furnished by the supplier; (ii) all accounts, chattel paper, deposit accounts, documents, other equipment, general intangibles, instruments, inventory, investment property, letter of credit rights and any supporting obligations related to any of the foregoing; (iii) all books and records pertaining to the foregoing; (iv) all property of such Lessee held by the Lessor, including all property of every description, in the custody of or in transit to the Lessor for any purpose, including safekeeping, collection or pledge, for the account of such Lessee or as to which such Lessee may have any right or power, including but not limited to cash and (v) to the extent not otherwise included, all insurance, substitutions, replacements, exchanges, accessions, proceeds and products of the foregoing.

The Company has equipment under a capital lease expiring in June 2021. The assets and liabilities under the capital lease are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets, with costs of approximately $6,900,000 as of March 31, 2017, net of accumulated amortization of approximately $200,000 as of March 31, 2017. Amortization of assets under capital leases is included in depreciation expense.

At December 31, 2016, annual minimum future lease payments under this capital lease are as follows:

For the year ending December 31,	Amount
2017	$767,895
2018	1,023,860
2019	1,023,860
2020	1,023,860
2021	511,923
Total minimum lease payments	4,351,398
Less amount representing interest	1,111,398
Present value of minimum lease payments	3,240,000
Less current portion of minimum lease	595,347
Long-term present value of minimum lease payment	$2,824,653

The interest rate on the capitalized lease is approximately 14.4% and is imputed based on the lower of the Company’s incremental borrowings rate at the inception of each lease or the lessor’s implicit rate of return.

NOTE 9 – RELATED PARTIES

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

Management Services Agreement - 1847 Neese

On March 3, 2017 (the “Commencement Date”), 1847 Neese entered into a Management Services Agreement (the “Offsetting MSA”) with the Company’s manager, 1847 Partners LLC (the “Manager”). The MSA is an Offsetting Management Services Agreement as defined in that certain Management Services Agreement, dated April 15, 2013, between the Company and the Manager (the “MSA”).

Pursuant to the Offsetting MSA, 1847 Neese appointed the Manager to provide certain services to it for a quarterly management fee equal to $62,500 per quarter; provided, however, that (i) pro rated payments shall be made in the first quarter and the last quarter of the term, (ii) if the aggregate amount of management fees paid or to be paid by 1847 Neese, together with all other management fees paid or to be paid by all other subsidiaries of the Company to the Manager, in each case, with respect to any fiscal year exceeds, or is expected to exceed, 9.5% of the Company’s gross income with respect to such fiscal year, then the management fee to be paid by 1847 Neese for any remaining fiscal quarters in such fiscal year shall be reduced, on a pro rata basis determined by reference to the management fees to be paid to the Manager by all of the subsidiaries of the Company, until the aggregate amount of the management fee paid or to be paid by 1847 Neese, together with all other management fees paid or to be paid by all other subsidiaries of the Company to the Manager, in each case, with respect to such fiscal year, does not exceed 9.5% of the Company’s gross income with respect to such fiscal year, and (iv) if the aggregate amount the management fee paid or to be paid by 1847 Neese, together with all other management fees paid or to be paid by all other subsidiaries of the Company to the Manager, in each case, with respect to any fiscal quarter exceeds, or is expected to exceed, the aggregate amount of the management fee (before any adjustment thereto) calculated and payable under the MSA (the “Parent Management Fee”) with respect to such fiscal quarter, then the management fee to be paid by 1847 Neese for such fiscal quarter shall be reduced, on a pro rata basis, until the aggregate amount of the management fee paid or to be paid by 1847 Neese, together with all other management fees paid or to be paid by all other subsidiaries of the Company to the Manager, in each case, with respect to such fiscal quarter, does not exceed the Parent Management Fee calculated and payable with respect to such fiscal quarter.

1847 Neese shall also reimburse the Manager for all costs and expenses of 1847 Neese which are specifically approved by the board of directors of 1847 Neese, including all out-of-pocket costs and expenses, that are actually incurred by the Manager or its affiliates on behalf of 1847 Neese in connection with performing services under the Offsetting MSA.

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

Advances

From time to time, the Company has received advances from certain of its officers and related parties to meet short-term working capital needs. As of March 31, 2017 and December 31, 2016, a total of $110,266 and $108,878 advances from related parties are outstanding. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

NOTE 10 – EQUITY

Allocation shares

As of March 31, 2017 and December 31, 2016, the Company had authorized and outstanding 1,000 allocation shares. These allocation shares do not entitle the holder thereof to vote on any matter relating to the Company other than in connection with amendments to the Company’s operating agreement and in connection with certain other corporate transactions as specified in the Company’s operating agreement.

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

Common shares

The Company has authorized 500,000,000 common shares as of March 31, 2017 and December 31, 2016 and the Company had 77,887,500 common shares issued and outstanding. The common shares entitle the holder thereof to one vote per share on all matters coming before the shareholders of our company for a vote.

During the period ended March 31, 2017, the Company did not issue any equity securities.

Noncontrolling Interests

The Company owns 55.0% of 1847 Neese, Inc. For financial interests in which the Company owns a controlling financial interest, the Company applies the provisions of ASC 810 which are applicable to reporting the equity and net income or loss attributable to noncontrolling interests. On March 3, 2017, the Company acquired a 55% interest in 1847 Neese, Inc. The results of 1847 Neese, Inc. are included in the consolidated statement of income. The net loss attributable to the 45% non-controlling interest of the subsidiary amount to $74,006 for the three months ended March 31, 2017.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Agreement of Lease - Related Party

Pursuant to the Purchase Agreement, on March 3, 2017, Neese entered into an Agreement of Lease (the “Lease”) with K&H Holdings, LLC, a limited liability company that is wholly-owned by the sellers of Neese. The Lease is for a term of ten (10) years and provides for a base rent of $8,333 per month. In the event of late payment, interest shall accrue on the unpaid amount at the rate of eighteen percent (18%) per annum. The Lease contains customary events of default, including if Neese shall fail to pay rent within five (5) days after the due date, or if Neese shall fail to perform any other terms, covenants or conditions under the Lease, and other customary representations, warranties and covenants.

 Future minimum lease payments are approximately as follows:

Year Ending December 31,	Operating Leases
2017	$75,000
2018	100,000
2019	100,000
2020	100,000
2021	100,000
thereafter	525,000
Total minimum lease payments	$1,000,000

Corporate office

An office space has been leased on a month-by-month basis.

The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 12 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to March 31, 2017 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

•	"1847," "we," "our" and "company" refer to our company, including our management consulting business;

•	"our manager" refers to 1847 Partners LLC, a Delaware limited liability company;

•	"our management consulting business" refers, collectively, to the management consulting and advisory business conducted by each of PPI Management Group, LLC and Christals Management LLC;

•	"our land application business" refers to the business conducted by Neese, Inc., which includes the provision of products and services to the agriculture, construction, lawn and garden industries;

•	"our businesses" or "our future businesses" refers, collectively, to our management consulting business, our land application business, and the businesses in which we may own a controlling interest from time to time in the future;

•	"our shareholders" refers to holders of our common shares;

•	"SEC" refers to the Securities and Exchange Commission;

•	"Securities Act" refers to the Securities Act of 1933, as amended; and

•	"Exchange Act" refers to the Securities Exchange Act of 1934, as amended.

Special Note Regarding Forward Looking Statements

Certain information contained in this report includes forward-looking statements. The statements herein which are not historical reflect our current expectations and projections about our company’s future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to our company and our management and our interpretation of what is believed to be significant factors affecting the businesses, including many assumptions regarding future events. The following factors, among others, may affect our forward-looking statements:

•	our ability to successfully integrate our new land application business;

•	our ability to successfully identify and acquire additional businesses and to effectively integrate and improve such business;

•	our ability to service and comply with the terms of indebtedness that we expect to incur in the future;

•	our cash flow available for distribution and our ability to make distributions in the future to our shareholders;

•	our ability to pay the management fee, profit allocation and put price when due;

•	our ability to implement our acquisition and management strategies;

•	the regulatory environment in which our businesses may operate under;

•	trends in the industries in which our businesses may operate;

•	the competitive environment in which our businesses will operate;

•	changes in general economic or business conditions or economic or demographic trends in the United States including changes in interest rates and inflation;

•	our and our manager’s ability to retain or replace qualified employees of our future businesses and our manager;

•	casualties, condemnation or catastrophic failures with respect to any of our business’ facilities;

•	costs and effects of legal and administrative proceedings, settlements, investigations and claims; and

•	extraordinary or force majeure events affecting the business or operations of our future businesses.

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words "may," "should," "expect," "anticipate," "estimate," "believe," "intend," or "project" or the negative of these words or other variations on these words or comparable terminology. Actual results, performance, liquidity, financial condition, prospects and opportunities could differ materially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors, including the ability to raise sufficient capital to continue our company's operations. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Item 1A. Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2016, and matters described in this report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will in fact occur.

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

We entered into a management services agreement with our manager on April 15, 2013, pursuant to which we are required to pay our manager a quarterly management fee equal to 0.5% (2.0% annualized) of our company’s adjusted net assets for services performed. On September 15, 2013, we entered into an amendment that provides that in lieu of paying a quarterly management fee under the management services agreement based upon the adjusted net assets of our management consulting business, we will pay our manager a flat quarterly fee equal to $43,750. This amendment only applies to our management consulting business and will not apply to any businesses that we acquire in the future. As of October 1, 2015, our manager agreed to suspend the flat quarterly management fee in the management consulting business due to the uncertainty of the underlying management services.

Our cash balance is $277,826 as of March 31, 2017. Our current cash balance will not be sufficient to fund our operations for the next 12 months if we are unable to successfully borrow money from our affiliates or raise money from third parties. We will need funding from third parties or from our affiliates in order to achieve our business plan goals. The minimum amount of financing that we need in the next 12 months to continue operations is estimated to be $150,000. Our current operations are solely dependent on personal loans and capital contributions from our principal executive officer. We have been utilizing and may utilize funds from Ellery W. Roberts, our Chief Executive Officer and Chairman, who has informally agreed to advance funds to allow us to cover our expenses pending our initial platform acquisition. There is no a maximum amount of funds that Mr. Roberts has agreed to advance. Mr. Roberts has no formal commitment, arrangement or legal obligation to advance or loan funds to our company. In order to achieve our business plan goals, we will need to raise additional capital.

Our Management and Consulting Business

On September 15, 2013, our subsidiary, 1847 Management Services, Inc., or 1847 Management, acquired a 50% interest in each of PPI Management Group, LLC, or PPI Management, and Christals Management LLC, or Christals Management, from our Chief Executive Officer and controlling shareholder, Ellery W. Roberts. Each of PPI Management and Christals Management are management consulting and advisory firms. PPI Management acts as an advisor to PPI Acquisition Holdings, LLC, or PPI Acquisition, and its subsidiary, Pawn Plus, Inc., and Christals Management acts as an advisor to Peekay Acquisition, LLC. Under advisory agreements with PPI Acquisition and Peekay Acquisition, PPI Management and Christals Management provide management and consulting services in consideration for advisory fees. To date, our management consulting business has not generated significant revenues.

Mr. Roberts is a manager of each of PPI Management and Christals Management and is responsible for providing consulting and advisory services to the clients of PPI Management and Christals Management. In part as an initial step in our plan to acquire small to medium size businesses in a variety of different industries, and in part as an attempt to minimize future conflicts of interest involving the splitting of Mr. Roberts business time, Mr. Roberts and the board of directors of our company determined that it would be in the best interests of our company to acquire such interests in PPI Management and Christals Management so that our company can operate such management consulting and advisory businesses and so Mr. Roberts’ business time will not be diverted away from the business and affairs of our company. Although we expect to continue to operate these businesses and generate revenues therefrom, we do not intend to expand our management consulting business by seeking new clients at this time. Instead, we plan to focus all of our efforts (other than efforts necessary to operate PPI Management and Christals Management) on identifying a platform acquisition, raising capital necessary to consummate a platform acquisition after it is identified, and completing a platform acquisition after the necessary capital is raised.

Our Land Application Business

Through our subsidiary Neese, Inc., or Neese, we provide a wide range of products and services for the agriculture, construction, lawn and garden industries. Neese’s revenue mix is composed of waste disposal and a variety of land application services, wholesaling of agricultural equipment and parts, local trucking services, various shop services, and other products and services. Services to the local agricultural and farming communities include manure spreading, land rolling, bin whipping, cleaning of bulk storage bins and silos, equipment rental, trucking, vacuuming, building erection, and others.

Stock Purchase Agreement

On March 3, 2017, our wholly-owned subsidiary 1847 Neese Inc., or 1847 Neese, entered into a stock purchase agreement with Neese, and Alan Neese and Katherine Neese, pursuant to which 1847 Neese acquired all of the issued and outstanding capital stock of Neese for a purchase price of (i) $2,225,000 in cash (subject to certain adjustments), (ii) 450 shares of the common stock of 1847 Neese, constituting 45% of its capital stock, (iii) the issuance of a vesting promissory note in the principal amount of $1,875,000 by 1847 Neese and Neese to the sellers, and (iv) the issuance of a short term promissory note in the principal amount of $1,025,000 by 1847 Neese and Neese to the sellers. The cash portion of the purchase price would have been adjusted upward if Neese’s final certified balance sheet, as of a date on or about the closing date did not reflect a cash balance of at least $200,000. The cash balance on the closing date of March 3, 2017 amounted to approximately $338,000.

Payment of the principal and accrued interest on the vesting promissory note is subject to vesting. The vesting promissory note bears interest on the vested portion of the principal amount at the rate of eight percent (8%) per annum and is due and payable in full on June 30, 2020. The principal of the vesting promissory note vests in accordance with an adjusted EBITDA formula contained in the vesting note. The vesting promissory note contains customary events of default, including in the event of (i) non-payment, (ii) a default by 1847 Neese or Neese of any of their covenants under the stock purchase agreement, the vesting promissory note, or any other agreement entered into in connection with the stock purchase agreement, or a breach of any of their representations or warranties under such documents, or (iii) the bankruptcy of 1847 Neese or Neese.

The short term promissory note bears interest on the outstanding principal amount at the rate of ten percent (10%) per annum and is due and payable in full on March 3, 2018; provided, however, that the unpaid principal, and all accrued, but unpaid, interest thereon shall be prepaid if at any time, and from time to time, the cash on hand of 1847 Neese and Neese exceeds $250,000 and, then, the prepayment shall be equal to the amount of cash in excess of $200,000 until the unpaid principal and accrued, but unpaid, interest thereon is fully prepaid. The short term promissory note contains the same events of default as the vesting promissory note.

The stock purchase agreement contained customary representations, warranties and covenants, including a covenant that the sellers will not compete with the business of Neese for a period of three (3) years following closing. In addition, 1847 Neese agreed that for so long as the sellers beneficially own the shares of 1847 Neese issued to them under the stock purchase agreement, 1847 Neese and Neese shall not do any of the following without the written consent or affirmative vote of the sellers: (i) liquidate, dissolve or wind-up their business and affairs; (ii) effect any merger or consolidation; (iii) sell substantially all of their assets; (iv) amend, alter or repeal any provision of their articles of incorporation or bylaws; (v) create or issue shares of any additional class or series of capital stock, or increase the authorized number of shares of capital stock; (vi) reclassify, alter or amend any existing security that is pari passu with the shares of 1847 Neese issued under the stock purchase agreement in respect of the distribution of assets on the liquidation, dissolution or winding up, the payment of dividends or rights of redemption, if such reclassification, alteration or amendment would render such other security senior to the shares of 1847 Neese issued under the stock purchase agreement in respect of any such right, preference, or privilege; (vii) purchase or redeem any shares of capital stock other than repurchases of stock from former employees, officers, directors, consultants or other persons who performed services; (viii) incur any aggregate indebtedness in excess of $6 million, other than trade credit incurred in the ordinary course of business; (ix) issue any additional shares of common stock or options, warrants, or other securities directly or indirectly convertible into or exchangeable for common stock; or (x) increase or decrease the authorized number of directors constituting its board of directors.

Agreement of Lease

Pursuant to the stock purchase agreement, on March 3, 2017, Neese entered into an agreement of lease with K&H Holdings, LLC, a limited liability company that is wholly-owned by the sellers of Neese. The lease is for a term of ten (10) years and provides for a base rent of $8,333.33 per month. In the event of late payment, interest shall accrue on the unpaid amount at the rate of eighteen percent (18%) per annum. The lease contains customary events of default, including if Neese shall fail to pay rent within five (5) days after the due date, or if Neese shall fail to perform any other terms, covenants or conditions under the Lease, and other customary representations, warranties and covenants.

Master Lease Agreement

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

Offsetting Management Services Agreement

On March 3, 2017, in connection with the acquisition of Neese, 1847 Neese entered into an offsetting management services agreement with our manager.

Pursuant to the offsetting management services agreement, 1847 Neese appointed our manager to provide certain services to it for a quarterly management fee equal to $62,500 per quarter; provided, however, that (i) pro rated payments shall be made in the first quarter and the last quarter of the term, (ii) if the aggregate amount of management fees paid or to be paid by 1847 Neese, together with all other management fees paid or to be paid by all other subsidiaries of our company to our manager, in each case, with respect to any fiscal year exceeds, or is expected to exceed, 9.5% of our company’s gross income with respect to such fiscal year, then the management fee to be paid by 1847 Neese for any remaining fiscal quarters in such fiscal year shall be reduced, on a pro rata basis determined by reference to the management fees to be paid to our manager by all of the subsidiaries of our company, until the aggregate amount of the management fee paid or to be paid by 1847 Neese, together with all other management fees paid or to be paid by all other subsidiaries of our company to our manager, in each case, with respect to such fiscal year, does not exceed 9.5% of our company’s gross income with respect to such fiscal year, and (iv) if the aggregate amount the management fee paid or to be paid by 1847 Neese, together with all other management fees paid or to be paid by all other subsidiaries of our company to our manager, in each case, with respect to any fiscal quarter exceeds, or is expected to exceed, the aggregate amount of the management fee (before any adjustment thereto) calculated and payable under the management services agreement, which we refer to as the parent management fee, with respect to such fiscal quarter, then the management fee to be paid by 1847 Neese for such fiscal quarter shall be reduced, on a pro rata basis, until the aggregate amount of the management fee paid or to be paid by 1847 Neese, together with all other management fees paid or to be paid by all other subsidiaries of our company to our manager, in each case, with respect to such fiscal quarter, does not exceed the parent management fee calculated and payable with respect to such fiscal quarter.

1847 Neese shall also reimburse our manager for all costs and expenses of 1847 Neese which are specifically approved by the board of directors of 1847 Neese, including all out-of-pocket costs and expenses, that are actually incurred by our manager or its affiliates on behalf of 1847 Neese in connection with performing services under the offsetting management services agreement.

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

Comparison of Three Months Ended March 31, 2017 and 2016

The following table sets forth key components of our results of operations during the three months ended March 31, 2017 and 2016, both in dollars and as a percentage of our revenue.

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$661,863	100.0	$-	-
Cost of revenue	519,326	78.5	-	-
Gross profit	142,537	21.5	-	-
Operating expenses
Selling, general and administrative expenses	343,485	51.9	39,345	-
Total operating expenses	343,485	51.9	39,345	-
Loss from operations	(200,948)	(30.3)	(39,345)
Other income (expense)
Financing costs	(4,044)	(0.6)	-	-
Interest expense	(55,161)	(8.3)	-	-
Gain on acquisition	2,435,927	368.0	-	-
Total other income (expense)	2,376,722	359.1	-	-
Income before income taxes	2,175,774	328.7	(39,345)	-
Income tax expense	-
Net income	$2,175,774	328.7	$(39,345)	-

Revenue. Our total revenue was $661,863 for the three months ended March 31, 2017, compared to $0 for the three months ended March 31, 2016, an increase of $661,863, or 100.0%.

Our land application business generates revenue through the provision of waste disposal and a variety of land application services, wholesaling of agricultural equipment and parts, local trucking services, various shop services, and other products and services. Revenue generated by our land application business from our acquisition date of Neese, Inc. on March 3, 2017 through March 31, 2017 was $661,863 for the three months ended March 31, 2017, compared to $0 for the three months ended March 31, 2016, an increase of $661,863, or 100%.

We did not generate revenue from our management consulting business for the three months ended March 31, 2017 or the three months ended March 31, 2016.

Cost of revenue. Our cost of revenue for our land application business consists of the direct costs of our equipment parts, materials, as well as the cost of labor and overhead. Our total cost of revenue was $519,326 for the period March 3, 2017 through March 31, 2017 upon our acquisition of Neese, Inc.

We did not generate cost of revenue from our management consulting business for the three months ended March 31, 2017 or the three months ended March 31, 2016.

Gross profit and gross margin. Our total gross profit was attributable for our land application business of $142,537, or 21.5%, for the period of March 3, 2017 through March 31, 2017 from our acquisition of Neese, Inc. Gross profit as a percentage of revenue (gross margin) was 21.5% for the three months ended March 31, 2017.

Selling, General and administrative expenses. Our selling, general and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional advisor fees, bad debts reserve and other expenses incurred in connection with general operations. Our total general and administrative expenses increased by $304,140, or 10%, to $343,485 for the three months ended March 31, 2017, from $39,345 for the three months ended March 31, 2016. As a percentage of revenue, general and administrative expenses was 51.9% for the three months ended March 31, 2017.

General and administrative expenses for our land application business amounted to $302,950 for the period March 3, 2017 through March 31, 2017 from the acquisition of Neese, Inc. The primary components were management and related costs from Neese, Inc. and depreciation expense of $200,000. As a percentage of revenue, general and administrative expenses amounted to 48.4% for the period from March 3, 2017 through March 31, 2017.

General and administrative expenses for our corporate and management consulting business increased by $1,190, or 3%, to $40,535 for the three months ended March 31, 2017, from $39,345 for the three months ended March 31, 2016. The nominal increase was due to professional fees compared to the prior year period.

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

Total other income (expense). We had $2,376,722 in total other income for the three months ended March 31, 2017, as compared to other income of $0 for the three months ended March 31, 2016. Other income in the three months ended March 31, 2017 consisted of $2,435,927 bargain purchase gain from the acquisition of Neese, Inc., and interest expense and amortization of financing costs of $55,161 and $4,044, respectively, related to the Neese, Inc. financings.

Income (loss) before income taxes. Our income before income taxes increased by $2,289,125 to $2,175,774 for the three months ended March 31, 2017 from a net loss before taxes of $39,345 for the three months ended March 31, 2016, as a result of the factors described above.

Liquidity and Capital Resources

As of March 31, 2017, we had cash of $277,826 and our current assets were comprised of accounts receivable, inventory and prepaid assets of $1,406,381 and our liabilities were $3,360,573 comprising $110,266 owed to Ellery W. Roberts, our Chief Executive Officer and Chairman, accounts payable and accrued expenses of $978,853, current portion of notes payable of $1,650,000 and current portion of capital lease of 595,347.

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

Our primary use of funds will be for public company expenses including cash distributions to our shareholders, investments in future acquisitions, payments to our manager pursuant to the management services agreement, potential payment of profit allocation to our manager and potential put price to our manager in respect of the allocation shares it owns. The management fee, expenses, potential profit allocation and potential put price are paid before distributions to shareholders and may be significant and exceed the funds held by our company, which may require our company to dispose of assets or incur debt to fund such expenditures. See the section entitled “Item 1. Business—Our Manager” included in our Annual Report on Form 10-K for the year ended December 31, 2016 for more information concerning the management fee, the profit allocation and put price.

The amount of management fee paid to our manager by our company is reduced by the aggregate amount of any offsetting management fees, if any, received by our manager from any of our businesses. As a result, the management fee paid to our manager may fluctuate from quarter to quarter. The amount of management fee paid to our manager may represent a significant cash obligation and will be senior in right to payments of distributions to our shareholders. In this respect, the payment of the management fee will reduce the amount of cash available for distribution to shareholders. See the section entitled “Item 1. Business—Our Manager—Our Manager as a Service Provider—Management Fee” included in our Annual Report on Form 10-K for the year ended December 31, 2016 for more information on the calculation of the management fee.

Our manager, as holder of 100% of our allocation shares, is entitled to receive a 20% profit allocation as a form of preferred equity distribution that is subject to an annual hurdle rate of 8.0% with respect to distributions to our shareholders. The determination of the amount of profit allocation is dependent on a number of factors, including the amount of distributions to our shareholders, the operating results of our businesses and the market value of our common shares outstanding. We cannot determine the amount of profit allocation that will be paid to our manager because the factors impacting the determination of the profit allocation cannot be estimated or predicted with any degree of certainty. As an initial matter, these factors will fluctuate substantially during the period prior to the first calculation of profit allocation and, therefore, these factors will fluctuate from quarter to quarter. These fluctuations will significantly impact the amount of profit allocation to be paid to our manager. The amount of profit allocation may represent a significant cash payment and is senior in right to payments of distributions to our shareholders. Therefore, the amount of profit allocation paid, when paid, will reduce the amount of cash available to our company for its operating and investing activities, including future acquisitions. See the section entitled “Item 1. Business—Our Manager—Our Manager as an Equity Holder—Manager’s Profit Allocation” included in our Annual Report on Form 10-K for the year ended December 31, 2016 for more information on the calculation of the profit allocation.

Our operating agreement also contains a supplemental put provision, which gives our manager the right, subject to certain conditions, to cause our company to purchase the allocation shares then owned by our manager upon termination of the management services agreement. The amount of put price under the supplemental put provision is conceptually based on the formulation of profit allocation and is generally intended to provide our manager with a right to receive 20% of the value of our company upon sale of the allocation shares determined by reference to the value distributed to or otherwise realized by our shareholders. As is the case with profit allocation, the calculation of the put price is complex and based on many factors that cannot be predicted with any certainty at this time. See the section entitled “Item 1. Business—Our Manager—Our Manager as an Equity Holder—Supplemental Put Provision” included in our Annual Report on Form 10-K for the year ended December 31, 2016 for more information on the calculation of the put price. The put price obligation, if the manager exercises its put right, will represent a significant cash payment and is senior in right to payments of distributions to our shareholders. Therefore, the amount of put price will reduce the amount of cash available to our company for its operating and investing activities, including future acquisitions.

Cash Flows Used in Operating Activities

Net cash provided by operating activities was $180,986 for the three months ended March 31, 2017 compared to net cash provided by operating activities of $4,452 for the three months ended March 31, 2016. For the three months ended March 31, 2017, the net income of $2,175,774, offset by a gain on acquisition of $2,435,927 and depreciation of $200,000, a decrease in current assets, net, of $3,508 and an increase in current liabilities, net, of $240,603 were the primary drivers of the cash provided by operating activities.

During the three months ended March 31, 2016, the net loss of $39,345 net of an increase in current liabilities of $43,797 were the primary drivers of the cash provided by operating activities.

Cash Flows Used in Investing Activities

Net cash provided by investing activities was $249,399 for the three months end March 31, 2017 consisting of $338,411 from the acquisition of Neese, Inc. offset by the purchase of $89,012 in equipment for Neese, Inc. There was no investing activity in the three months ended March 31, 2017.

Cash Flows Provided by Financing Activities

Net cash used in financing activities was $153,947 for the three months ended March 31, 2017 consisting of financing costs payments related to the Neese, Inc. acquisition of $153,947 and advances from related party of $1,388. In the three months ended March 31, 2016, the Company made payments against related party advances of $4,500.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Dividend and Distribution Policy

We intend to pursue a policy of making regular distributions on our outstanding common shares subject to Neese generating sufficient cash flow to permit us to make regular distributions. Our policy is based on the liquidity and capital of our businesses and on our intention to pay out as distributions to our shareholders the majority of cash resulting from the ordinary operation of the businesses, and not to retain significant cash balances in excess of what is prudent for our company or our businesses, or as may be prudent for the consummation of attractive acquisition opportunities.

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

Pursuant to the management services agreement that we entered into with our manager, our manager will have the right to cause our company to purchase the allocation shares then owned by our manager upon termination of the management services agreement. The redemption value of the allocation shares will be recorded outside of permanent equity in the mezzanine section of the balance sheet. We will recognize any change in the redemption value of the allocation shares by recording a dividend between net income and net income available to common shareholders. The amount recorded for the allocation shares is largely related to the fair value of the profit allocation that our manager, as holder of the allocation shares, will receive. The carrying value of the allocation shares will represent an estimate of the amounts to ultimately be paid to our manager, whether as a result of the occurrence of one or more of the various trigger events or upon the exercise of the supplemental put provision contained in our operating agreement following the termination of the management services agreement. See the section entitled “Item 1. Business—Our Manager—Our Manager as an Equity Holder—Supplemental Put Provision” included in our Annual Report on Form 10-K for the year ended December 31, 2016 for more information about this agreement.

We also expect that our manager will enter into offsetting management services agreements, transaction services agreements and other agreements, in each case, with some or all of the businesses that we acquire in the future. See the section entitled “Item 1. Business—Our Manager” included in our Annual Report on Form 10-K for the year ended December 31, 2016 for more information about these and other agreements our company intends to enter into with our manager.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2017. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which we are still in the process of remediating as of March 31, 2017, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 for the description of these weaknesses.

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

During its evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2017, our management identified the following material weaknesses:

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

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, our management has identified the steps necessary to address the material weaknesses, and in the first quarter of fiscal 2017, we continued to implement the following remedial procedures:

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

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during the first quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the first quarter of fiscal year 2017 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the quarter.

During the three-month period ended March 31, 2017, we did not repurchase any of our common shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the first quarter of fiscal year 2017, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS.

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1847 HOLDINGS LLC

Date: May 22, 2017	By:	/s/ Ellery W. Roberts
	Name:	Ellery W. Roberts
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1

Certificate of Formation of 1847 Holdings LLC (Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on February 7, 2017)

3.2

Operating Agreement of 1847 Holdings LLC, dated April 15, 2013 (Incorporated herein by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on March 14, 2014)

3.3

Amended and Restated Operating Agreement of 1847 Holdings LLC, dated April 15, 2013 (Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on February 7, 2014)

3.4

Amendment to Amended and Restated Operating Agreement of 1847 Holdings LLC, dated July 2, 2014 (Incorporated herein by reference to the Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 2, 2014)

4.1

Specimen certificate evidencing a common share of 1847 Holdings LLC (Incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on February 7, 2014)

4.2

8% Vesting Promissory Note issued by 1847 Neese Inc. and Neese, Inc. to Alan Neese and Katherine Neese on March 3, 2017 (Incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K, filed with the Securities and Exchange Commission on March 9, 2017)

4.3

10% Short Term Promissory Note issued by 1847 Neese Inc. and Neese, Inc. to Alan Neese and Katherine Neese on March 3, 2017 (Incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K, filed with the Securities and Exchange Commission on March 9, 2017)

10.1

Stock Purchase Agreement, dated March 3, 2017, among 1847 Neese Inc., Neese, Inc., Alan Neese and Katherine Neese (Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the Securities and Exchange Commission on March 9, 2017)

10.4

Agreement of Lease, dated March 3, 2017, between K&A Holdings, LLC and Neese, Inc. (Incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K, filed with the Securities and Exchange Commission on March 9, 2017)

10.5

Master Lease Agreement, dated March 3, 2017, between Utica Leasco, LLC, 1847 Neese Inc. and Neese, Inc. (Incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K, filed with the Securities and Exchange Commission on March 9, 2017)

10.6

Management Services Agreement, dated March 3, 2017, between 1847 Neese Inc. and 1847 Partners LLC (Incorporated herein by reference to Exhibit 10.6 to the Company’s Form 8-K, filed with the Securities and Exchange Commission on March 9, 2017)

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

 ______________

* To be furnished by amendment. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a report for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

