Form 10-Q
period 2017-06-30
1847 Holdings LLC
filed 2017-08-21
CIK 1599407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for comply with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 11, 2017, there were 3,115,500 common shares of the registrant issued and outstanding.

1847 HOLDINGS LLC

Quarterly Report on Form 10-Q

 Period Ended June 30, 2017

2

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS

Current Assets
Cash	$169,241	$-
Accounts receivable	300,323	-
Inventory	562,101	-
Prepaid expenses and other assets	218,634	369

TOTAL CURRENT ASSETS	1,250,299	369

Fixed Assets, net of accumulated depreciation of $450,000 as of June 30, 2017	6,539,012	-
Financing costs, net of accumulated amortization	191,773	-
Other assets	85,697	6

TOTAL ASSETS	$8,066,781	$375

LIABILITIES AND SHAREHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$966,627	$561,378
Advances, related party	112,646	108,878
Promissory note	1,025,000	-
Current portion of capital lease obligation	380,569	-

TOTAL CURRENT LIABILITIES	2,484,842	670,256

Vesting note payable	1,875,000	-
Capital lease obligation, net of current portionf	2,809,915	-

TOTAL LIABILITIES	$7,169,757	$670,256

SHAREHOLDERS’ (DEFICIT)
Allocation shares, 1,000 shares issued and outstanding	1,000	1,000
Common shares, $0.001 par value, 500,000,000 shares authorized, 3,115,000 shares issued and outstanding as of June 30, 2017 and December 31, 2016	3,115	3,115
Additional paid-in capital	11,891	11,891
Accumulated (Deficit)	1,271,409	(685,887)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	1,287,415	(669,881)

NONCONTROLLING INTERESTS	(390,391)	-

TOTAL EQUITY	897,024	(669,881)

TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT)	$8,066,781	$375

The accompanying notes are an integral part of these consolidated financial statements

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

REVENUES	$1,788,106	$-	$2,449,969	$-

COST OF SALES	1,553,092	-	2,272,418	-
GROSS PROFIT	235,014	-	177,551	-

General and administrative expenses	660,919	44,614	804,404	83,959
TOTAL OPERATING EXPENSES	660,919	44,614	804,404	83,959

NET LOSS FROM OPERATIONS	(425,905)	(44,614)	(626,853)	(83,959)

OTHER INCOME (LOSS)
Financing costs	(10,430)	-	(14,474)	-
Interest expense	(172,518)	-	(227,679)	-
Gain on bargain purchase	-	-	2,435,927	-
TOTAL OTHER INCOME (LOSS)	(182,948)	-	2,193,774	-

NET INCOME (LOSS) BEFORE INCOME TAXES AND NON-CONTROLLING INTERESTS	(608,853)	(44,614)	1,566,921	(83,959)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	(608,853)	(44,614)	1,566,921	(83,959)

Less net income (loss) attributable to non-controlling interests	(316,385)	-	(390,391)	-

NET INCOME (LOSS) ATTRIBUTABLE TO 1847 HOLDINGS SHAREHOLDERS	$(292,468)	$(44,614)	$1,957,312	$(83,959)

Net Loss Per Share: Basic and diluted	$(0.09)	$(0.01)	$0.63	$(0.03)
Weighted-average number of common shares outstanding: Basic and diluted	3,115,500	3,115,500	3,115,500	3,115,500

The accompanying notes are an integral part of these consolidated financial statements

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2017	June 30, 2016
OPERATING ACTIVITIES
Net income (loss)	$1,566,921	$(83,959)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on acquisition	(2,435,927)	-
Depreciation expense	450,000	-
Amortization of financing costs	14,474	-

Changes in operating assets and liabilities:
Increase accounts receivable	(143,051)	-
Decrease in inventory	683,457	-
Increase in prepaid expenses	(218,592)	-
Increase (decrease) in accounts payable and accrued expenses	203,512	77,063
Increase in other liabilities	(1,257)	-
Net provided by (used in) operating activities	119,537	(6,896)

INVESTING ACTIVITIES
Cash acquired in acquisition	338,411	-
Purchase of equipment	(89,012)	-
Net cash provided by investing activities	249,399	-

FINANCING ACTIVITIES
Financings costs	(153,947)	-
Principal payments on capital lease obligation	(49,516)	-
Loans from (repayments to) related party	3,768	6,566
Net cash provided by (used in) financing activities	(199,695)	6,566

NET INCREASE (DECREASE) IN CASH	169,241	(330)

CASH
Beginning of period	-	415
End of period	$169,241	$85

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$109,483	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

1847 HOLDINGS LLC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND NATURE OF BUSINESS

1847 Holdings LLC (“1847,” “we,” “our” and “our company”) was formed under the laws of the State of Delaware on January 22, 2013. We are in the business of acquiring small to medium size businesses in a variety of different industries.

To date, we have consummated three acquisitions. In September 2013, our wholly-owned subsidiary 1847 Management Services Inc. (“1847 Management”) acquired a 50% interest in each of two consulting firms previously controlled by our Chief Executive Officer, PPI Management Group, LLC and Christals Management, LLC.

On March 3, 2017, our wholly-owned subsidiary 1847 Neese Inc. (“1847 Neese”) entered into a stock purchase agreement with Neese, Inc. (“Neese”), and Alan Neese and Katherine Neese, pursuant to which 1847 Neese acquired all of the issued and outstanding capital stock of Neese for an aggregate purchase price of: (i) $2,225,000 in cash (subject to certain adjustments); (ii) 450 shares of the common stock of 1847 Neese, constituting 45% of its capital stock; (iii) the issuance of a vesting promissory note in the principal amount of $1,875,000; and (iv) the issuance of a short-term promissory note in the principal amount of $1,025,000. The cash portion of the purchase price would have been adjusted upward if Neese’s final certified balance sheet, as of a date on or about the closing date, did not reflect a cash balance of at least $200,000. The cash balance on the closing date of March 3, 2017 amounted to approximately $338,000.

The consolidated financial statements include the accounts of our company and its wholly-owned subsidiaries, 1847 Management and 1847 Neese. All significant intercompany balances and transactions have been eliminated in consolidation.

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements as of June 30, 2017, and for the three and six months ended June 30, 2017 and 2016 have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. They should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2016. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to fairly present the financial position as of June 30, 2017 and the results of operations for the three and six months ended June 30, 2017 and 2016 and cash flows for the six months ended June 30, 2017 and 2016. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and are presented in US dollars.

Accounting Basis

Our company uses the accrual basis of accounting and GAAP. Our company has adopted a calendar year end.

Stock Splits

On July 2, 2014, our company amended its operating agreement to increase our authorized common shares from 50,000,000 to 500,000,000 shares. On the same date, we also completed a forward stock split of our issued and outstanding common shares at a ratio of 75 for 1. As a result of this stock split, our issued and outstanding common shares were increased from 1,038,050 to 77,853,750 shares.

On June 9, 2017, we completed a 1-for-25 reverse stock split of our outstanding common shares. As a result of this stock split, our issued and outstanding common shares decreased from 77,887,500 to 3,115,500 shares. Accordingly, all share and per share information has been restated to retroactively show the effect of this stock split.

Cash and Cash Equivalents

Our company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain Statements of Operations reclassifications have been made in the presentation of our prior financial statements and accompanying notes to conform to the presentation as of and for the three and six months ended June 30, 2017.

Revenue Recognition

Revenue will be recognized when it is realized or realizable and earned. Specifically, revenue will be recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) service has occurred, customer acceptance has been achieved; (3) our selling price to the buyer is fixed and determinable; and (4) collection is reasonably assured. Our company recognizes revenue when services have been provided and collection is reasonably assured.

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

Long-Lived Assets

Our company reviews its property and equipment and any identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The test for impairment is required to be performed by management at least annually. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted operating cash flow expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents and amounts due to shareholders. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. To date, our company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing our net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing our net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common share equivalents outstanding as of June 30, 2017.

Comprehensive Income

Our company has established standards for reporting and displaying comprehensive income, its components and accumulated balances. When applicable, our company would disclose this information on its Statement of Shareholders’ Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. Our company has not had any significant transactions that are required to be reported in other comprehensive income.

Recent Accounting Pronouncements

The Company has reviewed all other FASB issued ASU accounting pronouncements and interpretations thereof that have effective dates during the period reported and in future periods. The Company has carefully considered the new pronouncements that alter the previous GAAP and do not believe that any new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term.

NOTE 3—GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with GAAP, which contemplates the continuation of our company as a going concern. Our auditors have issued a “going concern” opinion. Our company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that our company will be dependent, for the near future, on additional investment capital to fund operating expenses. Our company intends to position itself so that it may be able to raise additional funds through the capital markets. The minimum amount of financing that we need in the next twelve (12) months to continue operations is estimated to be $150,000. In light of management’s efforts, there are no assurances that our company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 4—INVENTORIES

At June 30, 2017 and December 31, 2016 the inventory balances are composed of:

	2017	2016

Machinery & Equipment	$464,646	$-
Parts	97,455	-
	$562,101	$-

NOTE 5—ACQUISITION

On March 3, 2017, our wholly-owned subsidiary 1847 Neese entered into a stock purchase agreement with Neese, and Alan Neese and Katherine Neese, pursuant to which 1847 Neese acquired all of the issued and outstanding capital stock of Neese, for an aggregate purchase price of: (i) $2,225,000 in cash (subject to certain adjustments); (ii) 450 shares of the common stock of 1847 Neese, constituting 45% of its capital stock; (iii) the issuance of a vesting promissory note in the principal amount of $1,875,000; and (iv) the issuance of a short-term promissory note in the principal amount of $1,025,000.

The cash portion of the purchase price would have been adjusted upward if Neese’s final certified balance sheet, as of a date on or about the closing date, did not reflect a cash balance of at least $200,000. The cash balance on the closing date of March 3, 2017 amounted to approximately $338,000.

The provisional fair value of the purchase consideration issued to the sellers of Neese was allocated to the net tangible assets acquired. We accounted for the acquisition of Neese as the purchase of a business under GAAP under the acquisition method of accounting, the assets and liabilities acquired were recorded as of the acquisition date, at their respective fair values and consolidated with those of our company. The fair value of the net assets acquired was approximately $8,575,000. The excess of the aggregate fair value of the net tangible assets has been treated as a gain on bargain purchase in accordance with ASC 805. The purchase price allocation was based, in part, on management’s knowledge of Neese’s business and is preliminary. Once we complete our analysis to finalize the purchase price allocation, which includes finalizing the valuation report from a third-party appraiser and a review of potential intangible assets, it is reasonably possible that, there could be significant changes to the preliminary values below.

Provisional Purchase Consideration

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

_______

*We are reviewing for potential intangible assets, which may potentially change the intangible assets.

The following presents the unaudited pro-forma combined results of operations of our company with Neese as if the entities were combined on January 1, 2016.

	For the Six Months Ended June 30,
	2017	2016
Revenues, net	$3,615,000	$3,915,000
Net income (loss) allocable to common shareholders	$1,779,000	$490,000
Net income (loss) per share	$0.57	$0.16
Weighted average number of shares outstanding	3,115,500	3,115,500

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

NOTE 6—PROMISSORY NOTES

Vesting Promissory Note

As noted above, a portion of the purchase price for the acquisition of Neese was paid by the issuance of a vesting promissory note in the principal amount of $1,875,000 by 1847 Neese and Neese to the sellers of Neese. Payment of the principal and accrued interest on the vesting promissory note is subject to vesting and a contingent consideration subject to fair market valuation adjustment at each reporting period. The vesting promissory note bears interest on the vested portion of the principal amount at the rate of eight percent (8%) per annum and is due and payable in full on June 30, 2020 (the “Maturity Date”). The principal of the vesting promissory note vests in accordance with the following formula:

•	Fiscal Year 2017: If Adjusted EBITDA for the fiscal year ending December 31, 2017, exceeds an Adjusted EBITDA target of $1,300,000 (the “Adjusted EBITDA Target”), then a portion of the principal amount of the vesting promissory note that is equal to sixty percent (60%) of such excess shall vest. Interest shall be payable on such vested portion of principal from January 1, 2017 through the Maturity Date.

•	Fiscal Year 2018: If Adjusted EBITDA for the fiscal year ending December 31, 2018, exceeds the Adjusted EBITDA Target, then a portion of the principal amount of the vesting promissory note that is equal to sixty percent (60%) of such excess shall vest. Interest shall be payable on such vested portion of principal from January 1, 2018 through the Maturity Date.

•	Fiscal Year 2019: If Adjusted EBITDA for the fiscal year ending December 31, 2019, exceeds the Adjusted EBITDA Target, then a portion of the principal amount of the vesting promissory note that is equal to sixty percent (60%) of such excess shall vest. Interest shall be payable on such vested portion of principal from January 1, 2019 through the Maturity Date.

For purposes of the vesting promissory note, “Adjusted EBITDA” means the earnings before interest, taxes, depreciation and amortization expenses, in accordance with GAAP applied on a basis consistent with the accounting policies, practices and procedures used to prepare the financial statements of Neese as of the closing date, plus to the extent deducted in calculating such net income: (i) all expenses related to the transactions contemplated hereby and/or potential or completed future financings or acquisitions, including legal, accounting, due diligence and investment banking fees and expenses; (ii) all management fees, allocations or corporate overhead (including executive compensation) or other administrative costs that arise from the ownership of Neese by 1847 Neese including allocations of supervisory, centralized or other parent-level expense items; (iii) one-time extraordinary expenses or losses; and (iv) any reserves or adjustments to reserves which are not consistent with GAAP. Additionally, for purposes of calculating Adjusted EBITDA, the purchase and sales prices of goods and services sold by or purchased by Neese to or from 1847 Neese, its subsidiaries or affiliates shall be adjusted to reflect the amounts that Neese would have realized or paid if dealing with an independent third-party in an arm’s-length commercial transaction, and inventory items shall be properly categorized as such and shall not be expenses until such inventory is sold or consumed.

The vesting promissory note contains customary events of default, including in the event of: (i) non-payment; (ii) a default by 1847 Neese or Neese of any of their covenants under the stock purchase agreement, the vesting promissory note, or any other agreement entered into in connection with the stock purchase agreement, or a breach of any of their representations or warranties under such documents; or (iii) the bankruptcy of 1847 Neese or Neese.

Short-Term Promissory Note

As noted above, a portion of the purchase price for the acquisition of Neese was paid by the issuance of a short-term promissory note in the principal amount of $1,025,000 by 1847 Neese and Neese to the sellers of Neese. The short-term promissory note bears interest on the outstanding principal amount at the rate of ten percent (10%) per annum and is due and payable in full on March 3, 2018; provided, however, that the unpaid principal, and all accrued, but unpaid, interest thereon shall be prepaid if at any time, and from time to time, the cash on hand of 1847 Neese and Neese exceeds $250,000 and, then, the prepayment shall be equal to the amount of cash in excess of $200,000 until the unpaid principal and accrued, but unpaid, interest thereon is fully prepaid. The short-term promissory note contains the same events of default as the vesting promissory note.

NOTE 7—CAPITALIZED LEASES

Master Lease Agreement

The cash portion of the purchase price for the acquisition of Neese was financed under a capital lease transaction for Neese’s equipment with Utica Leaseco, LLC (the “Lessor”), pursuant to a master lease agreement, dated March 3, 2017, between Utica, as lessor, and 1847 Neese and Neese, as co-lessees (collectively, the “Lessee”). Under the master lease agreement, the Lessor loaned an aggregate of $3,240,000 for certain of Neese’s equipment listed therein (the “Equipment”), which it leases to the Lessee. The initial term of the master lease agreement was for 51 months. Under the master lease agreement, the Lessee agreed to pay a monthly rent of $53,000 for the first three (3) months, with such amount increasing to $85,321.63 for the remaining forty-eight (48) months.

On June 14, 2017, the parties entered into a first amendment to lease documents, pursuant to which the parties agreed to, among other things, extend the term of the master lease agreement from 51 months to 57 months and amend the payments due thereunder. Under the amendment, the Lessee agreed to pay a monthly rent of $53,000 for the first ten (10) months, with such amount increasing to $85,321.63 for the remaining forty-seven (47) months, for a new aggregate loan amount of $4,540,116.61. In connection with the extension of the term of the master lease agreement, the parties also amended the schedule of stipulated loss values and early termination payment schedule attached thereto. In connection with the amendment, the Lessee agreed to pay the Lessor an amendment fee of $2,500.

If any rent is not received by the Lessor within five (5) calendar days of the due date, the Lessee shall pay a late charge equal to ten (10%) percent of the amount. In addition, in the event that any payment is not processed or is returned on the basis of insufficient funds, upon demand, the Lessee shall pay the Lessor a charge equal to five percent (5%) of the amount of such payment. The Lessee is also required to pay an annual administration fee of $3,000. Upon the expiration of the term of the master lease agreement, the Lessee is required to pay, together with all other amounts then due and payable under the master lease agreement, in cash, an end of term buyout price equal to the lesser of: (a) $162,000 (five percent (5%) of the Total Invoice Cost (as defined in the master lease agreement)); or (b) the fair market value of the Equipment, as determined by the Lessor.

Provided that no default under the master lease agreement has occurred and is continuing beyond any applicable grace or cure period, the Lessee has an early buy-out option with respect to all but not less than all of the Equipment, upon the payment of any outstanding rental payments or other fees then due, plus an additional amount set forth in the master lease agreement, which represents the anticipated fair market value of the Equipment as of the anticipated end date of the master lease agreement. In addition, the Lessee shall pay to the Lessor an administrative charge to be determined by the Lessor to cover its time and expenses incurred in connection with the exercise of the option to purchase, including, but not limited to, reasonable attorney fees and costs. Furthermore, upon the exercise by the Lessee of this option to purchase the Equipment, the Lessee shall pay all sales and transfer taxes and all fees payable to any governmental authority as a result of the transfer of title of the Equipment to Lessee.

In connection with the master lease agreement, the Lessee granted a security interest on all of its right, title and interest in and to: (i) the Equipment, together with all related software (embedded therein or otherwise) and general intangibles, all additions, attachments, accessories and accessions thereto whether or not furnished by the supplier; (ii) all accounts, chattel paper, deposit accounts, documents, other equipment, general intangibles, instruments, inventory, investment property, letter of credit rights and any supporting obligations related to any of the foregoing; (iii) all books and records pertaining to the foregoing; (iv) all property of such Lessee held by the Lessor, including all property of every description, in the custody of or in transit to the Lessor for any purpose, including safekeeping, collection or pledge, for the account of such Lessee or as to which such Lessee may have any right or power, including but not limited to cash; and (v) to the extent not otherwise included, all insurance, substitutions, replacements, exchanges, accessions, proceeds and products of the foregoing.

The assets and liabilities under the master lease agreement are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets, with costs of approximately $6.9 million as of June 30, 2017, net of accumulated amortization of approximately $.5 million as of June 30, 2017. Amortization of assets under capital leases is included in depreciation expense.

At June 30, 2017, annual minimum future lease payments under this capital lease are as follows:

For the year ending December 31,	Amount
2017 (remainder of the year)	$318,000
2018	991,537
2019	1,023,860
2020	1,023,860
2021	1,023,860
Total minimum lease payments	4,381,117
Less amount representing interest	1,190,633
Present value of minimum lease payments	3,190,484
Less current portion of minimum lease	380,569
Long-term present value of minimum lease payment	$2,809,915

The interest rate on the capitalized lease is approximately 13.4% and is imputed based on the lower of our incremental borrowings rate at the inception of each lease or the lessor’s implicit rate of return.

NOTE 8—RELATED PARTIES

Management Services Agreement

On April 15, 2013, our company and 1847 Partners LLC (“our manager”), entered into a management services agreement, pursuant to which we are required to pay our manager a quarterly management fee equal to 0.5% (2.0% annualized) of our adjusted net assets for services performed. On September 15, 2013, the parties entered into an amendment to the management services agreement that provides that in lieu of paying a quarterly management fee under the management services agreement based upon the adjusted net assets of our management consulting business, we will pay our manager a flat quarterly fee equal to $43,750. This amendment only applies to our management consulting business and will not apply to any businesses that we acquire in the future.

As of October 1, 2015, our manager agreed to suspend the flat quarterly management fee in the management consulting business due to the uncertainty of the underlying management services. In the year ended December 31, 2016, we determined the outstanding receivables are not likely to be collected and consequently wrote-off the balance of $100,000 to bad debt expense.

Offsetting Management Services Agreement - 1847 Neese

On March 3, 2017, 1847 Neese entered into an offsetting management services agreement with our manager.

Pursuant to the offsetting management services agreement, 1847 Neese appointed our manager to provide certain services to it for a quarterly management fee equal to $62,500 per quarter; provided, however, that: (i) pro rated payments shall be made in the first quarter and the last quarter of the term; (ii) if the aggregate amount of management fees paid or to be paid by 1847 Neese, together with all other management fees paid or to be paid by all other subsidiaries of our company to our manager, in each case, with respect to any fiscal year exceeds, or is expected to exceed, 9.5% of our gross income with respect to such fiscal year, then the management fee to be paid by 1847 Neese for any remaining fiscal quarters in such fiscal year shall be reduced, on a pro rata basis determined by reference to the management fees to be paid to our manager by all of the subsidiaries of our company, until the aggregate amount of the management fee paid or to be paid by 1847 Neese, together with all other management fees paid or to be paid by all other subsidiaries of our company to our manager, in each case, with respect to such fiscal year, does not exceed 9.5% of our gross income with respect to such fiscal year; and (iii) if the aggregate amount of the management fee paid or to be paid by 1847 Neese, together with all other management fees paid or to be paid by all other subsidiaries of our company to our manager, in each case, with respect to any fiscal quarter exceeds, or is expected to exceed, the aggregate amount of the management fee (before any adjustment thereto) calculated and payable under the management services agreement (the “Parent Management Fee”) with respect to such fiscal quarter, then the management fee to be paid by 1847 Neese for such fiscal quarter shall be reduced, on a pro rata basis, until the aggregate amount of the management fee paid or to be paid by 1847 Neese, together with all other management fees paid or to be paid by all other subsidiaries of our company to our manager, in each case, with respect to such fiscal quarter, does not exceed the Parent Management Fee calculated and payable with respect to such fiscal quarter.

1847 Neese shall also reimburse our manager for all costs and expenses of 1847 Neese which are specifically approved by the board of directors of 1847 Neese, including all out-of-pocket costs and expenses, that are actually incurred by our manager or its affiliates on behalf of 1847 Neese in connection with performing services under the offsetting management services agreement.

The services provided by our manager include: conducting general and administrative supervision and oversight of 1847 Neese’s day-to-day business and operations, including, but not limited to, recruiting and hiring of personnel, administration of personnel and personnel benefits, development of administrative policies and procedures, establishment and management of banking services, managing and arranging for the maintaining of liability insurance, arranging for equipment rental, maintenance of all necessary permits and licenses, acquisition of any additional licenses and permits that become necessary, participation in risk management policies and procedures; and overseeing and consulting with respect to 1847 Neese’s business and operational strategies, the implementation of such strategies and the evaluation of such strategies, including, but not limited to, strategies with respect to capital expenditure and expansion programs, acquisitions or dispositions and product or service lines.

Advances

From time to time, our company has received advances from certain of its officers and related parties to meet short-term working capital needs. As of June 30, 2017 and December 31, 2016, a total of $112,646 and $108,878 advances from related parties are outstanding. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

NOTE 9—EQUITY

Allocation shares

As of June 30, 2017 and December 31, 2016, we had authorized and outstanding 1,000 allocation shares. These allocation shares do not entitle the holder thereof to vote on any matter relating to our company other than in connection with amendments to our operating agreement and in connection with certain other corporate transactions as specified in our operating agreement.

Our manager owns 100% of the allocation shares of our company, which are a separate class of limited liability company interests that, together with the common shares, will comprise all of the classes of equity interests of our company. Our manager received the allocation shares with its initial capitalization of our company. The allocation shares generally will entitle our manager to receive a twenty percent (20%) profit allocation as a form of incentive designed to align the interests of our manager with those of our shareholders. Profit allocation has two components: an equity-based component and a distribution-based component. The equity-based component will be paid when the market for our shares appreciates, subject to certain conditions and adjustments. The distribution-based component will be paid when the distributions we pay to our shareholders exceed an annual hurdle rate of eight percent (8.0%), subject to certain conditions and adjustments. While the equity-based component and distribution-based component are interrelated in certain respects, each component may independently result in a payment of profit allocation if the relevant conditions to payment are satisfied.

The 1,000 allocation shares are issued and outstanding and held by our manager, which is controlled by Mr. Roberts, our chief executive officer and controlling shareholder.

Common shares

We have authorized 500,000,000 common shares as of June 30, 2017 and December 31, 2016 and we had 3,115,500 common shares issued and outstanding. The common shares entitle the holder thereof to one vote per share on all matters coming before the shareholders of our company for a vote.

During the period ended June 30, 2017, we did not issue any equity securities.

Noncontrolling Interests

Our company owns 55.0% of 1847 Neese. For financial interests in which our company owns a controlling financial interest, our company applies the provisions of ASC 810, which are applicable to reporting the equity and net income or loss attributable to noncontrolling interests. The results of 1847 Neese are included in the consolidated statement of income. The net loss attributable to the 45% non-controlling interest of the subsidiary amount to $390,391 for the period March 3, 2017 through June 30, 2017.

NOTE 10—COMMITMENTS AND CONTINGENCIES

Agreement of Lease - Related Party

On March 3, 2017, Neese entered into an agreement of lease with K&A Holdings, LLC, a limited liability company that is wholly-owned by the sellers of Neese. The agreement of lease is for a term of ten (10) years and provides for a base rent of $8,333 per month. In the event of late payment, interest shall accrue on the unpaid amount at the rate of eighteen percent (18%) per annum. The agreement of lease contains customary events of default, including if Neese shall fail to pay rent within five (5) days after the due date, or if Neese shall fail to perform any other terms, covenants or conditions under the agreement of lease, and other customary representations, warranties and covenants.

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

NOTE 11—SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10), our company has analyzed its operations subsequent to June 30, 2017 to the date these financial statements were issued, and has determined that, except as set forth below, it does not have any material subsequent events to disclose in these financial statements.

Stock Purchase Agreement – 1847 Fitness

On July 7, 2017, 1847 Fitness, Inc. (“1847 Fitness”), a newly-formed subsidiary of our company, entered into a stock purchase agreement with Central Florida Health Clubs, LLC d/b/a Gold’s Gym Orlando, a Florida limited liability company, CLFL, LLC d/b/a Gold’s Gym Clermont, a Florida limited liability company, MTDR LLC d/b/a Gold’s Gym Mt. Dora, a Florida limited liability company, SCFL, LLC d/b/a Gold’s Gym St. Cloud, a Florida limited liability company (collectively, the “Companies”), and the sellers set forth in Exhibit A to the a stock purchase agreement, pursuant to which 1847 Fitness will acquire all of the issued and outstanding equity interests in the Companies for an aggregate purchase price of: (i) $14,000,000 in cash (subject to adjustment as described below); (ii) the Gross-Up Amount (as defined below); (iii) 135 shares of the common stock, $0.001 par value, of 1847 Fitness (the “Shares”), constituting 13.5% of the capital stock of 1847 Fitness; and (iv) the issuance of promissory notes in the aggregate principal amount of $1,000,000, in the form and upon such terms as are mutually agreed upon by the parties before the closing date. The “Gross-Up Amount” means the amount the cash portion of the purchase price will be increased, up to a maximum of $238,000, if, subsequent to the date of the stock purchase agreement and prior to the closing date, any seller who receives Shares determines that he or it will incur a federal tax liability resulting from the receipt of Shares as a portion of the purchase price.

The cash portion of the purchase price is subject to a post-closing working capital adjustment provision. Under this provision, the cash portion of the purchase price will be adjusted upward if the working capital reflected in the final certified balance sheet of the Companies as of a date on or about the closing date exceeds the working capital reflected in the preliminary balance sheet of the Companies. The cash portion of the purchase price will be adjusted downward if the working capital reflected in the final certified balance sheet of the Companies as of a date on or about the closing date is less than the working capital reflected in the preliminary balance sheet of the Companies. In each case, the working capital adjustment will be calculated in accordance with the working capital details specified in the stock purchase agreement.

The stock purchase agreement contains customary representations, warranties and covenants, including a covenant that the sellers will not compete with the business of Companies for a period of three (3) years following closing. The stock purchase agreement also contains mutual indemnification for breaches of representations or warranties and failure to perform covenants or obligations contained in the stock purchase agreement. In the case of the indemnification provided by the sellers with respect to breaches of certain non-fundamental representations and warranties, the sellers will only become liable for indemnified losses if the amount exceeds $150,000, whereupon they will be liable for all losses relating back to the first dollar. Furthermore, the liability of the sellers for breaches of certain non-fundamental representations and warranties shall not exceed the purchase price payable under the stock purchase agreement.

The closing of the stock purchase agreement is subject to customary closing conditions, including, without limitation: (1) the completion of business, accounting and legal due diligence investigations; the receipt of all authorizations, consents and approvals of all governmental authorities or agencies; (2) the receipt of any required consents of any third parties; the release of any security interests; and (3) delivery of all documents required for the transfer of shares of the Companies to 1847 Fitness.

Stock Purchase Agreement – 1847 Wood

On July 17, 2017, 1847 Wood, Inc., or 1847 Wood, a newly-formed subsidiary of our company, entered into a stock purchase agreement with Wood Air Conditioning, Inc., or WAC, a Texas corporation, and To The Top, Inc., a Texas corporation, pursuant to which 1847 Wood agreed to acquire all of the issued and outstanding equity interests in WAC for an aggregate purchase price of $6,532,140 consisting of: (i) $5,250,000 in cash (subject to adjustment as described below); and (ii) the issuance of a promissory note in the aggregate principal amount of $1,282,140, in the form and upon such terms as are mutually agreed upon by the parties before the closing date.

The purchase price is subject to a post-closing working capital adjustment provision. Under this provision, the cash portion of the purchase price will be adjusted upward if the working capital reflected in the final certified balance sheet of WAC as of closing date prepared by 1847 Wood exceeds the working capital reflected in the preliminary balance sheet of WAC that that was prepared by the Seller. If the working capital reflected in the final certified balance sheet of WAC as of the closing date is less than the working capital reflected in the preliminary balance sheet of WAC, the promissory note will be offset by such excess amount.

If WAC’s earnings before (i) interest expense, (ii) tax expense, (iii) depreciation and amortization expense, and (iv) stock based compensation expense for the full twelve calendar months immediately prior to the closing is equal to or greater than $1,224,776, or equal to or less than $2,041,294, there will be no adjustment to the purchase price. If such amount is determined to be less than $1,224,776, then 1847 Wood may terminate the stock purchase agreement, and if such amount is determined to be greater than $2,041,294, then the Seller may terminate the stock purchase agreement, in each case by written notice within 10 days after such determination.

The stock purchase agreement contains customary representations, warranties and covenants, including a covenant that the Seller will not compete with the business WAC for a period beginning on the closing date and ending upon the earlier to occur of (i) three years, and (ii) the date of the 1847 Wood’s monetary default under the promissory note (after the expiration of any notice and cure period). The stock purchase agreement also contains mutual indemnification for breaches of representations or warranties and failure to perform covenants or obligations contained in the stock purchase agreement. In the case of the indemnification provided by the Seller with respect to breaches of certain non-fundamental representations and warranties, the Seller will only become liable for indemnified losses if the amount exceeds $100,000, provided, however, that any losses payable by the Seller to 1847 Wood shall first be offset against the promissory note prior to the Seller having any obligation to make any payments to 1847 Wood. Furthermore, the liability of the Seller for breaches of certain non-fundamental representations and warranties shall not exceed the purchase price payable under the stock purchase agreement.

The closing of the stock purchase agreement will be subject to customary closing conditions, including, without limitation, the completion of business, accounting and legal due diligence investigations; 1847 Wood obtaining the financing it requires to complete the acquisition, the receipt of all authorizations, consents and approvals of all governmental authorities or agencies; the receipt of any required consents of any third parties; the release of any security interests; and delivery of all documents required for the transfer of shares of WAC to 1847 Wood.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

•	“1847,” “we,” “our” and “our company” refer to 1847 Holdings LLC, a Delaware limited liability company, and its consolidated subsidiaries;
•	“our manager” refers to 1847 Partners LLC, a Delaware limited liability company;
•	“our management consulting business” refers, collectively, to the management consulting and advisory business conducted by each of PPI Management Group, LLC and Christals Management LLC;
•	“our land application business” refers to the business conducted by Neese, Inc., which includes the provision of products and services to the agriculture, construction, lawn and garden industries;
•	“our businesses” or “our future businesses” refers, collectively, to our management consulting business, our land application business, and the businesses in which we may own a controlling interest from time to time in the future;
•	“our shareholders” refers to holders of our common shares;
•	“SEC” refers to the Securities and Exchange Commission;
•	“Securities Act” refers to the Securities Act of 1933, as amended; and
•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

Special Note Regarding Forward Looking Statements

Certain information contained in this report includes forward-looking statements. The statements herein which are not historical reflect our current expectations and projections about our company’s future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to our company and our management and our interpretation of what is believed to be significant factors affecting the businesses, including many assumptions regarding future events. The following factors, among others, may affect our forward-looking statements:

•	our ability to successfully integrate our new land application business;
•	our ability to successfully identify and acquire additional businesses and to effectively integrate and improve such businesses;
•	our ability to service and comply with the terms of indebtedness that we expect to incur in the future;
•	our cash flow available for distribution and our ability to make distributions in the future to our shareholders;
•	our ability to pay the management fee, profit allocation and put price when due;
•	our ability to implement our acquisition and management strategies;
•	the regulatory environment in which our businesses may operate under;
•	trends in the industries in which our businesses may operate;
•	the competitive environment in which our businesses operate;
•	changes in general economic or business conditions or economic or demographic trends in the United States including changes in interest rates and inflation;
•	our and our manager’s ability to retain or replace qualified employees of our future businesses and/or our manager;
•	casualties, condemnation or catastrophic failures with respect to any of our business facilities;
•	costs and effects of legal and administrative proceedings, settlements, investigations and claims; and
•	extraordinary or force majeure events affecting the business or operations of our future businesses.

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. Actual results, performance, liquidity, financial condition, prospects and opportunities could differ materially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors, including the ability to raise sufficient capital to continue our company's operations. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2016, and matters described in this report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will in fact occur.

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

Overview

We were formed under the laws of the State of Delaware on January 22, 2013 to acquire and manage a group of small and middle-market businesses headquartered in North America. Through our subsidiaries, we currently operate a consulting and advisory services business and provide products and services to the agriculture, construction, lawn and garden industries. We have plans to acquire additional small to medium size businesses in a variety of different industries. Through our structure, we plan to offer investors an opportunity to participate in the ownership and growth of a portfolio of businesses that traditionally have been owned and managed by private equity firms, private individuals or families, financial institutions or large conglomerates. We believe that our management and acquisition strategies will allow us to achieve our goals of making distributions to our shareholders and increasing shareholder value over time.

We seek to acquire controlling interests in businesses that we believe operate in industries with long-term macroeconomic growth opportunities, and that have positive and stable earnings and cash flows, face minimal threats of technological or competitive obsolescence and have strong management teams largely in place. We believe that private company operators and corporate parents looking to sell their businesses will consider us to be an attractive purchaser of their businesses. We also seek to acquire under-managed or under-performing businesses that we believe can be improved under the guidance of our management team and the management teams of the businesses that we seek to acquire in the future. We intend to make these future businesses our majority-owned subsidiaries and intend to actively manage and grow such businesses. We expect to improve our businesses over the long term through organic growth opportunities, add-on acquisitions and operational improvements.

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

Our cash balance is $169,241 as of June 30, 2017. Our current cash balance will not be sufficient to fund our operations for the next twelve (12) months if we are unable to successfully borrow money from our affiliates or raise money from third-parties. We will need funding from third-parties or from our affiliates in order to achieve our business plan goals. The minimum amount of financing that we need in the next twelve (12) months to continue operations is estimated to be $150,000. Our current operations are solely dependent on personal loans and capital contributions from our principal executive officer. We have been utilizing and may utilize funds from Ellery W. Roberts, our Chief Executive Officer and Chairman, who has informally agreed to advance funds to allow us to cover our expenses. There is not a maximum amount of funds that Mr. Roberts has agreed to advance. Mr. Roberts has no formal commitment, arrangement or legal obligation to advance or loan funds to our company. In order to achieve our business plan goals, we will need to raise additional capital.

Our Management Consulting Business

On September 15, 2013, our subsidiary, 1847 Management Services, Inc., or 1847 Management, acquired a 50% interest in each of PPI Management Group, LLC, or PPI Management, and Christals Management LLC, or Christals Management, from our Chief Executive Officer and controlling shareholder, Ellery W. Roberts. Each of PPI Management and Christals Management are management consulting and advisory firms. PPI Management acts as an advisor to PPI Acquisition Holdings, LLC, and its subsidiary, Pawn Plus, Inc., and Christals Management acts as an advisor to Peekay Acquisition, LLC. Under advisory agreements with PPI Acquisition Holdings, LLC and Peekay Acquisition, LLC, PPI Management and Christals Management provide management and consulting services in consideration for advisory fees. To date, our management consulting business has not generated significant revenues.

Mr. Roberts is a manager of each of PPI Management and Christals Management and is responsible for providing consulting and advisory services to the clients of PPI Management and Christals Management. In part as an initial step in our plan to acquire small to medium size businesses in a variety of different industries, and in part as an attempt to minimize future conflicts of interest involving the splitting of Mr. Roberts’ business time, Mr. Roberts and the board of directors of our company determined that it would be in the best interests of our company to acquire such interests in PPI Management and Christals Management so that our company can operate such management consulting and advisory businesses and so Mr. Roberts’ business time will not be diverted away from the business and affairs of our company. Although we expect to continue to operate these businesses and generate revenues therefrom, we do not intend to expand our management consulting business by seeking new clients at this time. Instead, we plan to focus all of our efforts (other than efforts necessary to operate PPI Management and Christals Management) on identifying acquisitions, raising capital necessary to consummate acquisitions, and completing acquisitions after the necessary capital is raised.

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

Stock Purchase Agreement

On March 3, 2017, our wholly-owned subsidiary 1847 Neese Inc., or 1847 Neese, entered into a stock purchase agreement with Neese, and Alan Neese and Katherine Neese, pursuant to which 1847 Neese acquired all of the issued and outstanding capital stock of Neese for a purchase price of: (i) $2,225,000 in cash (subject to certain adjustments); (ii) 450 shares of the common stock of 1847 Neese, constituting 45% of its capital stock; (iii) the issuance of a vesting promissory note in the principal amount of $1,875,000 by 1847 Neese and Neese to the sellers; and (iv) the issuance of a short-term promissory note in the principal amount of $1,025,000 by 1847 Neese and Neese to the sellers of Neese. The cash portion of the purchase price would have been adjusted upward if Neese’s final certified balance sheet, as of a date on or about the closing date did not reflect a cash balance of at least $200,000. The cash balance on the closing date of March 3, 2017 amounted to approximately $338,000.

Payment of the principal and accrued interest on the vesting promissory note is subject to vesting. The vesting promissory note bears interest on the vested portion of the principal amount at the rate of eight percent (8%) per annum and is due and payable in full on June 30, 2020. The principal of the vesting promissory note vests in accordance with an adjusted EBITDA formula contained in the vesting note. The vesting promissory note contains customary events of default, including in the event of: (i) non-payment; (ii) a default by 1847 Neese or Neese of any of their covenants under the stock purchase agreement, the vesting promissory note, or any other agreement entered into in connection with the stock purchase agreement, or a breach of any of their representations or warranties under such documents; or (iii) the bankruptcy of 1847 Neese or Neese.

The short-term promissory note bears interest on the outstanding principal amount at the rate of ten percent (10%) per annum and is due and payable in full on March 3, 2018; provided, however, that the unpaid principal, and all accrued, but unpaid, interest thereon shall be prepaid if at any time, and from time to time, the cash on hand of 1847 Neese and Neese exceeds $250,000 and, then, the prepayment shall be equal to the amount of cash in excess of $200,000 until the unpaid principal and accrued, but unpaid, interest thereon is fully prepaid. The short-term promissory note contains the same events of default as the vesting promissory note.

The stock purchase agreement contained customary representations, warranties and covenants, including a covenant that the sellers of Neese will not compete with the business of Neese for a period of three (3) years following closing. In addition, 1847 Neese agreed that for so long as the sellers of Neese beneficially own the shares of 1847 Neese issued to them under the stock purchase agreement, 1847 Neese and Neese shall not do any of the following without the written consent or affirmative vote of the sellers of Neese: (i) liquidate, dissolve or wind-up their business and affairs; (ii) effect any merger or consolidation; (iii) sell substantially all of their assets; (iv) amend, alter or repeal any provision of their articles of incorporation or bylaws; (v) create or issue shares of any additional class or series of capital stock, or increase the authorized number of shares of capital stock; (vi) reclassify, alter or amend any existing security that is pari passu with the shares of 1847 Neese issued under the stock purchase agreement in respect of the distribution of assets on the liquidation, dissolution or winding up, the payment of dividends or rights of redemption, if such reclassification, alteration or amendment would render such other security senior to the shares of 1847 Neese issued under the stock purchase agreement in respect of any such right, preference, or privilege; (vii) purchase or redeem any shares of capital stock other than repurchases of stock from former employees, officers, directors, consultants or other persons who performed services; (viii) incur any aggregate indebtedness in excess of $6 million, other than trade credit incurred in the ordinary course of business; (ix) issue any additional shares of common stock or options, warrants, or other securities directly or indirectly convertible into or exchangeable for common stock; or (x) increase or decrease the authorized number of directors constituting its board of directors.

Agreement of Lease – Related Party

Pursuant to the stock purchase agreement, on March 3, 2017, Neese entered into an agreement of lease with K&A Holdings, LLC, a limited liability company that is wholly-owned by the sellers of Neese. The lease is for a term of ten (10) years and provides for a base rent of $8,333 per month. In the event of late payment, interest shall accrue on the unpaid amount at the rate of eighteen percent (18%) per annum. The lease contains customary events of default, including if Neese shall fail to pay rent within five (5) days after the due date, or if Neese shall fail to perform any other terms, covenants or conditions under the Lease, and other customary representations, warranties and covenants.

Master Lease Agreement

The cash portion of the purchase price was financed under a capital lease transaction for Neese’s equipment with Utica Leaseco, LLC, or Utica, pursuant to a master lease agreement, dated March 3, 2017, between Utica, and 1847 Neese and Neese, which we refer to collectively as the Lessee. Under the master lease agreement, Utica loaned an aggregate of $3,240,000 for certain of Neese’s equipment, which it leases to the Lessee. The initial term of the master lease agreement for was fifty-one (51) months. Under the master lease agreement, the Lessee agreed to pay a monthly rent of $53,000 for the first three (3) months, with such amount increasing to $85,322 for the remaining forty-eight (48) months.

On June 14, 2017, the parties entered into a first amendment to lease documents, pursuant to which the parties agreed to, among other things, extend the term of the master lease agreement from fifty-one (51) months to fifty-seven (57) months and amend the payments due thereunder. Under the amendment, the Lessee agreed to pay a monthly rent of $53,000 for the first ten months, with such amount increasing to $85,322 for the remaining 47 months, for a new aggregate loan amount of $4,540,117. In connection with the extension of the term of the master lease agreement, the parties also amended the schedule of stipulated loss values and early termination payment schedule attached thereto. In connection with the amendment, the Lessee agreed to pay Utica an amendment fee of $2,500.

A late charge of ten percent (10%) will be assessed for any rent that is not received by the Utica within five (5) calendar days of the due date. In addition, upon demand, a five percent (5%) charge will be assessed to any payment not processed or returned on the basis of insufficient funds. The Lessee is also required to pay an annual administration fee of $3,000. Upon the expiration of the term of the master lease agreement, the Lessee is required to pay, together with all other amounts then due and payable, in cash, an end of term buyout price equal to the lesser of: (a) $162,000 (five percent (5%) of the Total Invoice Cost (as defined in the master lease agreement)); or (b) the fair market value of the equipment, as determined by Utica.

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

In connection with the master lease agreement, the Lessee granted a security interest on all of its right, title and interest in and to: (i) the equipment, together with all related software (embedded therein or otherwise) and general intangibles, all additions, attachments, accessories and accessions thereto whether or not furnished by the supplier; (ii) all accounts, chattel paper, deposit accounts, documents, other equipment, general intangibles, instruments, inventory, investment property, letter of credit rights and any supporting obligations related to any of the foregoing; (iii) all books and records pertaining to the foregoing; (iv) all property of such Lessee held by Utica, including all property of every description, in the custody of or in transit to Utica for any purpose, including safekeeping, collection or pledge, for the account of such Lessee or as to which such Lessee may have any right or power, including but not limited to cash; and (v) to the extent not otherwise included, all insurance, substitutions, replacements, exchanges, accessions, proceeds and products of the foregoing.

Offsetting Management Services Agreement

On March 3, 2017, in connection with the acquisition of Neese, 1847 Neese entered into an offsetting management services agreement with our manager.

Pursuant to the offsetting management services agreement, 1847 Neese appointed our manager to provide certain services to it for a quarterly management fee equal to $62,500 per quarter; provided, however, that: (i) pro-rated payments shall be made in the first quarter and the last quarter of the term; (ii) if the aggregate amount of management fees paid or to be paid by 1847 Neese, together with all other management fees paid or to be paid by all other subsidiaries of our company to our manager, in each case, with respect to any fiscal year exceeds, or is expected to exceed, 9.5% of our company’s gross income with respect to such fiscal year, then the management fee to be paid by 1847 Neese for any remaining fiscal quarters in such fiscal year shall be reduced, on a pro rata basis determined by reference to the management fees to be paid to our manager by all of the subsidiaries of our company, until the aggregate amount of the management fee paid or to be paid by 1847 Neese, together with all other management fees paid or to be paid by all other subsidiaries of our company to our manager, in each case, with respect to such fiscal year, does not exceed 9.5% of our company’s gross income with respect to such fiscal year, and (iii) if the aggregate amount the management fee paid or to be paid by 1847 Neese, together with all other management fees paid or to be paid by all other subsidiaries of our company to our manager, in each case, with respect to any fiscal quarter exceeds, or is expected to exceed, the aggregate amount of the management fee (before any adjustment thereto) calculated and payable under the management services agreement, which we refer to as the parent management fee, with respect to such fiscal quarter, then the management fee to be paid by 1847 Neese for such fiscal quarter shall be reduced, on a pro rata basis, until the aggregate amount of the management fee paid or to be paid by 1847 Neese, together with all other management fees paid or to be paid by all other subsidiaries of our company to our manager, in each case, with respect to such fiscal quarter, does not exceed the parent management fee calculated and payable with respect to such fiscal quarter.

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

Recent Developments

Stock Purchase Agreement – 1847 Fitness

On July 7, 2017, 1847 Fitness, Inc., or 1847 Fitness, a newly-formed subsidiary of our company, entered into a stock purchase agreement with Central Florida Health Clubs, LLC d/b/a Gold’s Gym Orlando, a Florida limited liability company, CLFL, LLC d/b/a Gold’s Gym Clermont, a Florida limited liability company, MTDR LLC d/b/a Gold’s Gym Mt. Dora, a Florida limited liability company, SCFL, LLC d/b/a Gold’s Gym St. Cloud, a Florida limited liability company (collectively referred to herein as the Companies, and the sellers set forth in Exhibit A to the a stock purchase agreement, pursuant to which 1847 Fitness will acquire all of the issued and outstanding equity interests in the Companies for an aggregate purchase price of: (i) $14,000,000 in cash (subject to adjustment as described below); (ii) the Gross-Up Amount (as defined below); (iii) 135 shares of the common stock, $0.001 par value, of 1847 Fitness (which we refer to as the shares), constituting 13.5% of the capital stock of 1847 Fitness; and (iv) the issuance of promissory notes in the aggregate principal amount of $1,000,000, in the form and upon such terms as are mutually agreed upon by the parties before the closing date. The “Gross-Up Amount” means, the amount the cash portion of the purchase price will be increased, up to a maximum of $238,000, if, subsequent to the date of the stock purchase agreement and prior to the closing date, any seller who receives shares determines that he or it will incur a federal tax liability resulting from the receipt of shares as a portion of the purchase price.

The cash portion of the purchase price is subject to a post-closing working capital adjustment provision. Under this provision, the cash portion of the purchase price will be adjusted upward if the working capital reflected in the final certified balance sheet of the Companies as of a date on or about the closing date exceeds the working capital reflected in the preliminary balance sheet of the Companies. The cash portion of the purchase price will be adjusted downward if the working capital reflected in the final certified balance sheet of the Companies as of a date on or about the closing date is less than the working capital reflected in the preliminary balance sheet of the Companies. In each case, the working capital adjustment will be calculated in accordance with the working capital details specified in the stock purchase agreement.

The stock purchase agreement contains customary representations, warranties and covenants, including a covenant that the sellers will not compete with the business of Companies for a period of three (3) years following closing. The stock purchase agreement also contains mutual indemnification for breaches of representations or warranties and failure to perform covenants or obligations contained in the stock purchase agreement. In the case of the indemnification provided by the sellers with respect to breaches of certain non-fundamental representations and warranties, the sellers will only become liable for indemnified losses if the amount exceeds $150,000, whereupon they will be liable for all losses relating back to the first dollar. Furthermore, the liability of the sellers for breaches of certain non-fundamental representations and warranties shall not exceed the purchase price payable under the stock purchase agreement.

The closing of the stock purchase agreement is subject to customary closing conditions, including, without limitation, the completion of business, accounting and legal due diligence investigations; the receipt of all authorizations, consents and approvals of all governmental authorities or agencies; the receipt of any required consents of any third parties; the release of any security interests; and delivery of all documents required for the transfer of shares of the Companies to 1847 Fitness.

Stock Purchase Agreement – 1847 Wood

On July 17, 2017, 1847 Wood, Inc., or 1847 Wood, a newly-formed subsidiary of our company, entered into a stock purchase agreement with Wood Air Conditioning, Inc., or WAC, a Texas corporation, and To The Top, Inc., a Texas corporation, pursuant to which 1847 Wood agreed to acquire all of the issued and outstanding equity interests in WAC for an aggregate purchase price of $6,532,140 consisting of: (i) $5,250,000 in cash (subject to adjustment as described below); and (ii) the issuance of a promissory note in the aggregate principal amount of $1,282,140, in the form and upon such terms as are mutually agreed upon by the parties before the closing date.

The purchase price is subject to a post-closing working capital adjustment provision. Under this provision, the cash portion of the purchase price will be adjusted upward if the working capital reflected in the final certified balance sheet of WAC as of closing date prepared by 1847 Wood exceeds the working capital reflected in the preliminary balance sheet of WAC that that was prepared by the Seller. If the working capital reflected in the final certified balance sheet of WAC as of the closing date is less than the working capital reflected in the preliminary balance sheet of WAC, the promissory note will be offset by such excess amount.

If WAC’s earnings before (i) interest expense, (ii) tax expense, (iii) depreciation and amortization expense, and (iv) stock based compensation expense for the full twelve calendar months immediately prior to the closing is equal to or greater than $1,224,776, or equal to or less than $2,041,294, there will be no adjustment to the purchase price. If such amount is determined to be less than $1,224,776, then 1847 Wood may terminate the stock purchase agreement, and if such amount is determined to be greater than $2,041,294, then the Seller may terminate the stock purchase agreement, in each case by written notice within 10 days after such determination.

The stock purchase agreement contains customary representations, warranties and covenants, including a covenant that the Seller will not compete with the business WAC for a period beginning on the closing date and ending upon the earlier to occur of (i) three years, and (ii) the date of the 1847 Wood’s monetary default under the promissory note (after the expiration of any notice and cure period). The stock purchase agreement also contains mutual indemnification for breaches of representations or warranties and failure to perform covenants or obligations contained in the stock purchase agreement. In the case of the indemnification provided by the Seller with respect to breaches of certain non-fundamental representations and warranties, the Seller will only become liable for indemnified losses if the amount exceeds $100,000, provided, however, that any losses payable by the Seller to 1847 Wood shall first be offset against the promissory note prior to the Seller having any obligation to make any payments to 1847 Wood. Furthermore, the liability of the Seller for breaches of certain non-fundamental representations and warranties shall not exceed the purchase price payable under the stock purchase agreement.

The closing of the stock purchase agreement will be subject to customary closing conditions, including, without limitation, the completion of business, accounting and legal due diligence investigations; 1847 Wood obtaining the financing it requires to complete the acquisition, the receipt of all authorizations, consents and approvals of all governmental authorities or agencies; the receipt of any required consents of any third parties; the release of any security interests; and delivery of all documents required for the transfer of shares of WAC to 1847 Wood.

Going Concern Opinion

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve (12) months unless we obtain additional capital to pay our bills. This is because we have not generated significant revenues and will incur additional expenses as a result of being a public reporting company. If we are unable to obtain additional working capital our business may fail. Accordingly, we must raise cash from sources other than operations. Historically, our only source for cash has been revenues generated by our indirect subsidiaries PPI Management and Christals Management and investments by our Chief Executive Officer and Chairman in our company. We must raise cash to implement our projected plan of operations.

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

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Results of Operations

Our financial statements have been prepared based on the assumption that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue our operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Comparison of Three Months Ended June 30, 2017 and June 30, 2016

The following table sets forth key components of our results of operations during the three months ended June 30, 2017 and June 30, 2016, both in dollars and as a percentage of our revenues.

	Three Months Ended June 30, 2017 (Unaudited)		Three Months Ended June 30, 2016 (Unaudited)
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$1,788,106	100.0	$-	-
Cost of sales	1,553,092	86.9	-	-
Gross profit	235,014	13.1	-	-
General and administrative expenses	660,919	37.0	44,614	-
Net loss from operations	(425,905)	(23.9)	(44,614)
Other income (loss)
Financing costs	(10,430)	(0.6)	-	-
Interest expense	(172,518)	(9.6)	-	-
Gain on bargain purchase	-		-	-
Total other income	(182,948)	(10.2)	-	-
Income (loss) before income taxes	(608,853)	(34.1)	(44,614)	-
Provision for income taxes	-	-	-	-
Net income (loss)	(608,853)	(34.1)	(44,614)	-
Net loss attributable to non-controlling interests	(316,385)	(17.7)	-	-
Net income (loss) attributable company shareholders	$(292,468)	(16.4)	$(44,614)	-

Revenues. We did not generate revenues from our management consulting business for the three months ended June 30, 2017 or the three months ended June 30, 2016. Revenues from our land application business, which we acquired on March 3, 2017, were $1,788,106 for the three months ended June 30, 2017. Our land application business generates revenues through the provision of waste disposal and a variety of land application services, wholesaling of agricultural equipment and parts, local trucking services, various shop services, and other products and services.

Cost of sales. Our cost of sales for our land application business consists of the direct costs of our equipment parts, materials, depreciation expense as well as the cost of labor and overhead. Our total cost of sales was $1,553,092 for the three months ended June 30, 2017, as compared to $0 for the three months ended June 30, 2016.

Gross profit and gross margin. Our total gross profit of $235,014 for the three months ended June 30, 2017 was attributable solely to our land application business. Gross profit as a percentage of revenue (gross margin) was 13.1% for the three months ended June 30, 2017.

General and administrative expenses. Our general and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional advisor fees, bad debts reserve and other expenses incurred in connection with general operations. Our total general and administrative expenses increased by $616,305, to $660,919, for the three months ended June 30, 2017, from $44,614 for the three months ended June 30, 2016, primarily as a result of an increase in general and administrative expenses related to our land application business. As a percentage of revenues, general and administrative expenses was 37.0% for the three months ended June 30, 2017.

General and administrative expenses for our land application business amounted to $618,039 for the three months ended June 30, 2017. The primary components were labor and related costs of $362,439, professional fees primarily in conjunction with the merger of $116,055. As a percentage of revenues, general and administrative expenses for our land application business amounted to 34.6% for the three months ended June 30, 2017.

General and administrative expenses for our management consulting business decreased by $1,734, or 4.0%, to $42,880 for the three months ended June 30, 2017, from $44,614 for the three months ended June 30, 2016. The nominal increase was due to professional fees compared to the prior year period.

In addition to the operating expenses discussed above, pursuant to the management services agreement, our company will pay our manager a quarterly management fee equal to 0.5% (2.0% annualized) of our adjusted net assets, which is defined in the management services agreement. By amendment to the management services agreement, in lieu of paying a quarterly management fee under the management services agreement based upon the adjusted net assets of our management consulting business, we will pay our manager a flat quarterly fee equal to $43,750. As of October 1, 2015, our manager agreed to suspend the flat quarterly management fee in the management consulting business due to the uncertainty of the underlying management services. This amendment only applies to our management consulting business and does not apply to our land application business and will not apply to any businesses that we may acquire in the future. The amount of the management fee payable will be reduced by the aggregate amount of any offsetting management fees, if any, received by our manager from any of the businesses that we may acquire in the future.

On March 3, 2017, in connection with the acquisition of Neese, 1847 Neese entered into an offsetting management services agreement with our manager as described above. Fees related to these services are eliminated for inter-company purposes.

Total other income (loss). We had $182,948 in total other loss for the three months ended June 30, 2017, as compared to other income of $0 for the three months ended June 30, 2016. Other income in the three months ended June 30, 2017 consisted of interest expense and amortization of financing costs of $172,518 and $10,430, respectively, related to the Neese financings.

Income (loss) before income taxes. Our loss before income taxes increased by $564,239 to $608,853 for the three months ended June 30, 2017 from a net loss before taxes of $44,614 for the three months ended June 30, 2016, as a result of the factors described above.

Net income (loss) attributable to company shareholders. As a result of the cumulative effect of the factors described above, our net loss attributable to our shareholders increased by $247,854, or 555%, to $292,468 for the three months ended June 30, 2017, from a net loss of $44,614 for the three months ended June 30, 2016.

Comparison of Six Months Ended June 30, 2017 and June 30, 2016

The following table sets forth key components of our results of operations during the six months ended June 30, 2017 and June 30, 2016, both in dollars and as a percentage of our revenues.

	Six Months Ended June 30, 2017 (Unaudited)		Six Months Ended June 30, 2016 (Unaudited)
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$2,449,969	100.0	$-	-
Cost of sales	2,272,418	92.7	-	-
Gross profit	177,551	7.3	-	-
General and administrative expenses	804,404	32.8	83,959	-
Net loss from operations	(626,853)	(25.5)	(83,959)
Other income (loss)
Financing costs	(14,474)	(0.6)	-	-
Interest expense	(227,679)	(9.3)	-	-
Gain on acquisition	2,435,927	99.4	-	-
Total other income	2,193,774	89.5	-	-
Income (loss) before income taxes	1,566,921	64.0	(83,959)	-
Provision for income taxes	-		-	-
Net income (loss)	1,566,921	64.0	(83,959)	-
Net loss attributable to non-controlling interests	(390,391)	(15.9)	-	-
Net income (loss) attributable company shareholders	$1,957,012	79.9	$(83,959)	-

Revenues. We did not generate revenues from our management consulting business for the six months ended June 30, 2017 or the six months ended June 30, 2016. Revenues from our land application business, which we acquired on March 3, 2017, were $2,449,969 for the six months ended June 30, 2017.

Cost of sales. Our cost of sales, attributable to our land application business, was $2,272,418 for the six months ended June 30, 2017, as compared to $0 for the six months ended June 30, 2016.

Gross profit and gross margin. Our total gross profit of $177,551 for the six months ended June 30, 2017 was attributable solely to our land application business. Gross profit as a percentage of revenue (gross margin) was 7.3% for the six months ended June 30, 2017.

General and administrative expenses. Our total general and administrative expenses increased by $720,445 to $804,404 for the six months ended June 30, 2017, from $83,959 for the six months ended June 30, 2016. As a percentage of revenues, general and administrative expenses was 32.8% for the six months ended June 30, 2017.

General and administrative expenses for our land application business amounted to $720,989 for the six months ended June 30, 2017. The primary components were labor and related costs of $468,635, professional fees primarily in conjunction with the merger of $136,674. As a percentage of revenues, general and administrative expenses for our land application business amounted to 29.4% for the six months ended June 30, 2017.

General and administrative expenses for our management consulting business decreased by $544, or 0.1%, to $83,415 for the six months ended June 30, 2017, from $83,959 for the six months ended June 30, 2016. The nominal increase was due to professional fees compared to the prior year period.

Total other income (loss). We had $2,193,774 in total other income for the six months ended June 30, 2017, as compared to other income of $0 for the six months ended June 30, 2016. Other income in the six months ended June 30, 2017 consisted of a $2,435,927 bargain purchase gain from the acquisition of Neese and interest expense and amortization of financing costs of $227,679 and $14,474, respectively, related to the Neese financings.

Income (loss) before income taxes. Our income before income taxes increased by $1,482,962 to $1,566,921 for the six months ended June 30, 2017 from a net loss before taxes of $83,959 for the six months ended June 30, 2016, as a result of the factors described above.

Net income (loss) attributable to company shareholders. As a result of the cumulative effect of the factors described above, our net income attributable to our shareholders increased by $1,873,353 to $1,957,312 for the six months ended June 30, 2017, from a net loss of $83,959 for the six months ended June 30, 2016.

Liquidity and Capital Resources

As of June 30, 2017, we had cash and cash equivalents of $169,241. To date, we have financed our operations primarily through cash flow from operations, augmented by cash proceeds from financing activities, short-term borrowings and equity contributions by our stockholders.

The following table provides detailed information about our net cash flow for the period indicated.

Cash Flow (Unaudited)

	Six Months Ended June 30,
	2017	2016
Net provided by (used in) operating activities	$119,537	$(6,896)
Net cash provided by investing activities	249,399	-
Net cash provided by (used in) financing activities	(199,695)	6,566
Net increase (decrease) in cash and cash equivalents	169,241	(330)
Cash at beginning of period	-	415
Cash at end of period	$169,241	$85

Operating Activities

Net cash provided by operating activities was $119,537 for the six months ended June 30, 2017, as compared to $6,896 net cash used in operating activities for the six months ended June 30, 2016. For the six months ended June 30, 2017, the net income of $1,566,921, offset by a gain on acquisition of $2,435,927 and depreciation of $450,000, an increase in current assets, net, of $321,814 and an increase in current liabilities, net, of $202,255 were the primary drivers of the cash provided by operating activities. For the six months ended June 30, 2016, the net loss of $83,959 net of an increase in current liabilities of $77,063 were the primary drivers of the cash provided by operating activities.

Investing Activities

Net cash provided by investing activities was $249,399 for the six months end June 30, 2017, consisting of $338,441 from the acquisition of Neese, offset by the purchase of $89,012 in equipment for Neese. There was no investing activity in the six months ended June 30, 2017.

Financing Activities

Net cash used in financing activities was $199,695 for the six months ended June 30, 2017, as compared to $6,566 net cash provided by financing activities for the six months ended June 30, 2016. For the six months ended June 30, 2017, net cash used in financing activities consisted of financing costs payments related to the acquisition of Neese of $153,947, principal payments on the capital lease of $49,516 and advances received from related party of $3,768. For the six months ended June 30, 2016, net cash provided by financing activities consisted of $6,566 of advances from related party.

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve (12) months unless we are successful in acquiring a business that has sufficient cash flows or we obtain additional capital. We must raise additional cash to implement our strategy and stay in business. If we are unable to obtain additional working capital our business may fail. Accordingly, we must raise cash from sources other than operations.

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

Our manager, as holder of 100% of our allocation shares, is entitled to receive a twenty percent (20%) profit allocation as a form of preferred equity distribution that is subject to an annual hurdle rate of eight percent (8%) with respect to distributions to our shareholders. The determination of the amount of profit allocation is dependent on a number of factors, including the amount of distributions to our shareholders, the operating results of our businesses and the market value of our common shares outstanding. We cannot determine the amount of profit allocation that will be paid to our manager because the factors impacting the determination of the profit allocation cannot be estimated or predicted with any degree of certainty. As an initial matter, these factors will fluctuate substantially during the period prior to the first calculation of profit allocation and, therefore, these factors will fluctuate from quarter to quarter. These fluctuations will significantly impact the amount of profit allocation to be paid to our manager. The amount of profit allocation may represent a significant cash payment and is senior in right to payments of distributions to our shareholders. Therefore, the amount of profit allocation paid, when paid, will reduce the amount of cash available to our company for its operating and investing activities, including future acquisitions. See the section entitled “Item 1. Business—Our Manager—Our Manager as an Equity Holder—Manager’s Profit Allocation” included in our Annual Report on Form 10-K for the year ended December 31, 2016 for more information on the calculation of the profit allocation.

Our operating agreement also contains a supplemental put provision, which gives our manager the right, subject to certain conditions, to cause our company to purchase the allocation shares then owned by our manager upon termination of the management services agreement. The amount of put price under the supplemental put provision is conceptually based on the formulation of profit allocation and is generally intended to provide our manager with a right to receive twenty percent (20%) of the value of our company upon sale of the allocation shares determined by reference to the value distributed to or otherwise realized by our shareholders. As is the case with profit allocation, the calculation of the put price is complex and based on many factors that cannot be predicted with any certainty at this time. See the section entitled “Item 1. Business—Our Manager—Our Manager as an Equity Holder—Supplemental Put Provision” included in our Annual Report on Form 10-K for the year ended December 31, 2016 for more information on the calculation of the put price. The put price obligation, if the manager exercises its put right, will represent a significant cash payment and is senior in right to payments of distributions to our shareholders. Therefore, the amount of put price will reduce the amount of cash available to our company for its operating and investing activities, including future acquisitions.

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

Manager’s Profit Allocation

We are obligated to pay our manager, as holder of the allocation shares, a profit allocation, which will be paid as a distribution on the allocation shares. The profit allocation to be paid to our manager is intended to reflect a sharing of the distributions we make to our shareholders in excess of an annual hurdle rate of eight percent (8%).

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

Goodwill and Intangible Assets

Significant intangible assets that may be acquired in connection with the future acquisition by us of businesses will likely include customer relationships, trade names, trademarks and goodwill.

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

Property, Plant and Equipment

Property, plant and equipment of our management consulting business, Neese, and any businesses that we may acquire in the future will be recorded at fair value and property, plant and equipment subsequently purchased by our businesses will be recorded at cost. Depreciation on property, plant and equipment will be computed using the straight-line method over the estimated useful lives of the property, plant and equipment. The useful lives of property, plant and equipment are determined based upon historical experience and the anticipated use of the property, plant and equipment based upon our current plans. Useful lives represent the periods the assets are expected to remain in service assuming normal routine maintenance. We will review the estimated useful lives assigned to property, plant and equipment when experience suggests that they may have changed from our initial assessment. Factors that lead to such a conclusion may include physical observation of asset usage, examination of realized gains and losses on asset disposals and consideration of current market trends such as technological obsolescence or change in market demand.

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

Recent Accounting Pronouncements

We reviewed all recent accounting pronouncements issued by the FASB (including the Emerging Issues Task Force), the AICPA, and the SEC and we did not or are not believed by management to have a material impact on our present or future financial statements.

Reconciliation of Non-GAAP Financial Measures

U.S. GAAP refers to generally accepted accounting principles in the United States. From time to time we may publicly disclose certain "non-GAAP" financial measures in the course of our investor presentations, earnings releases, earnings conference calls or other venues. A non-GAAP financial measure is a numerical measure of historical or future performance, financial position or cash flow that excludes amounts, or is subject to adjustments that effectively exclude amounts, included in the most directly comparable measure calculated and presented in accordance with GAAP in our financial statements, and vice versa for measures that include amounts, or are subject to adjustments that effectively include amounts, that are excluded from the most directly comparable measure as calculated and presented.

Non-GAAP financial measures are provided as additional information to investors in order to provide them with an alternative method for assessing our financial condition and operating results. These measures are not meant to be a substitute for GAAP, and may be different from or otherwise inconsistent with non-GAAP financial measures used by other companies.

The tables below reconcile the most directly comparable Cash Flow Available for Distribution and Reinvestment ("CAD").

Cash Flow Available for Distribution and Reinvestment

The table below details cash receipts and payments that are not reflected on our income statement in order to provide an additional measure of management's estimate of cash available for distribution ("CAD"). CAD is a non-GAAP measure that we believe provides additional, useful information to our shareholders in order to enable them to evaluate our ability to make anticipated quarterly distributions. CAD is not meant to be a substitute for GAAP, and may be different from or otherwise inconsistent with non-GAAP financial measures used by other companies.

The following table reconciles CAD to net income (loss) and cash flows provided by (used in) operating activities, which we consider to be the most directly comparable financial measure calculated and presented in accordance with GAAP.

Six months ended June 30, 2017
Net income	$1,566,921
Adjustment to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	450,000
Amortization of financing costs	14,474
Gain on bargain purchase	(2,435,927)

Changes in operating assets and liabilities	524,069
Net cash provided by operating activities	119,537
Less:
Other
1847 Holdings, Inc	—
1847 Neese, Inc.	—
Estimated cash flow available for distribution and reinvestment	$119,537

Distribution paid in 2017	$—

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2017. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which we are still in the process of remediating as of June 30, 2017, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 for the description of these weaknesses.

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

During its evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2017, our management identified the following material weaknesses:

•	We did not have appropriate policies and procedures in place to evaluate the proper accounting and disclosures of key documents and agreements.

•	We do not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of GAAP commensurate with our financial reporting requirements.

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, our management has identified the steps necessary to address the material weaknesses, and in the second quarter of fiscal 2017, we continued to implement the following remedial procedures:

•	We are in the process of hiring a chief financial officer with significant GAAP and SEC reporting experience.

•	We plan to make necessary changes by providing training to our financial team and our other relevant personnel on GAAP applicable to our financial reporting requirements.

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

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during the second quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the second quarter of fiscal year 2017 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the quarter.

During the three-month period ended June 30, 2017, we did not repurchase any of our common shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the second quarter of fiscal year 2017, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS.

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1847 HOLDINGS LLC

Date: August 21, 2017	By:	/s/ Ellery W. Roberts
	Name:	Ellery W. Roberts
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1

First Amendment to Lease Documents, dated June 14, 2017, between Utica Leaseco, LLC, 1847 Neese Inc. and Neese, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission June 15, 2017)

10.2

Membership Interest Purchase Agreement, dated as of July 7, 2017, among 1847 Fitness, Inc., Central Florida Health Clubs, LLC d/b/a/ Gold’s Gym Orlando, CLFL, LLC d/b/a Gold’s Gym Clermont, MTDR LLC d/b/a Gold’s Gym Mt. Dora, SCFL, LLC d/b/a Gold’s Gym St. Cloud, and the other parties set forth in Exhibit A thereto

10.3	Stock Purchase Agreement, dated as of July 17, 2017, among 1847 Wood, Inc., Wood Air Conditioning, Inc. and To The Top, Inc.

21.1	List of Subsidiaries

31.1	Certifications of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

 ______________

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a report for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

