Form 10-Q/A
period 2017-06-30
1847 Holdings LLC
filed 2017-09-01
CIK 1599407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

1847 Holdings LLC (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (“Amendment”) to amend its Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (the “Form 10-Q”), which was originally filed with the Securities and Exchange Commission on August 21, 2017. This Amendment is filed solely to remove Note 3 – Going Concern to the Notes to Unaudited Condensed Consolidated Financial Statements and other references to the “going concern” opinion issued by the Company’s auditors contained in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Except for the foregoing, no other changes are made to the Form 10-Q. The Form 10-Q, as amended by this Amendment, continues to be as of August 21, 2017 and does not reflect events occurring after August 21, 2017.

2

1847 HOLDINGS LLC

Quarterly Report on Form 10-Q

 Period Ended June 30, 2017

3

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

NOTE 3—INVENTORIES

At June 30, 2017 and December 31, 2016 the inventory balances are composed of:

	2017	2016

Machinery & Equipment	$464,646	$-
Parts	97,455	-
	$562,101	$-

NOTE 4—ACQUISITION

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

NOTE 5—PROMISSORY NOTES

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

NOTE 6—CAPITALIZED LEASES

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

NOTE 7—RELATED PARTIES

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

NOTE 8—EQUITY

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

NOTE 9—COMMITMENTS AND CONTINGENCIES

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

NOTE 10—SUBSEQUENT EVENTS

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

1847 HOLDINGS LLC

Date: September 1, 2017	By:	/s/ Ellery W. Roberts
	Name:	Ellery W. Roberts
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1*

First Amendment to Lease Documents, dated June 14, 2017, between Utica Leaseco, LLC, 1847 Neese Inc. and Neese, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission June 15, 2017)

10.2 *

Membership Interest Purchase Agreement, dated as of July 7, 2017, among 1847 Fitness, Inc., Central Florida Health Clubs, LLC d/b/a/ Gold’s Gym Orlando, CLFL, LLC d/b/a Gold’s Gym Clermont, MTDR LLC d/b/a Gold’s Gym Mt. Dora, SCFL, LLC d/b/a Gold’s Gym St. Cloud, and the other parties set forth in Exhibit A thereto

10.3 *	Stock Purchase Agreement, dated as of July 17, 2017, among 1847 Wood, Inc., Wood Air Conditioning, Inc. and To The Top, Inc.

21.1 *	List of Subsidiaries

31.1	Certifications of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

 ______________

*Previously filed

**XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a report for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

