Form 10-Q/A
period 2017-03-31
1847 Holdings LLC
filed 2017-10-06
CIK 1599407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company , or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 2, 2017, there were 3,115,500 common shares of the registrant issued and outstanding.

EXPLANATORY NOTE

1847 Holdings LLC (the “Company”) is filing this Amendment No. 2 on Form 10-Q/A (“Amendment”) to amend its Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, which was originally filed with the Securities and Exchange Commission on May 22, 2017 and was previously amended on May 24, 2017 (amended, the “Form 10-Q”).

This Amendment is filed to restate the bargain purchase gain recorded upon the acquisition of Neese, Inc. on March 3, 2017 to incorporate the prepaid taxes, deferred taxes liabilities and an uncertain tax liability as of the acquisition date. Furthermore, the related assets and liabilities and deferred tax provision and loss attributable to non-controlling interest are adjusted as of March 31, 2017 and for the three months ending March 31, 2017, respectively.

Additionally, o n June 9, 2017, the Company completed a 1-for-25 reverse stock split of our outstanding common shares. As a result of this stock split, our issued and outstanding common shares decreased from 77,887,500 to 3,115,500 shares. Accordingly, all share and per share information has been restated to retroactively show the effect of this stock split.

The Company reclassified a $625,000 of the vested promissory note previously classified as current to long-term as of March 31, 2017.

Furthermore, this Amendment is also filed to remove Note 3 – Going Concern to the Notes to Unaudited Condensed Consolidated Financial Statements and other references to the “going concern” opinion issued by the Company’s auditors contained in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Company also added additional subsequent events.

Except for the foregoing, no other changes are made to the Form 10-Q. The Form 10-Q, as amended by this Amendment, continues to be as of May 22, 2017 and does not reflect events occurring after May 22, 2017.

2

1847 HOLDINGS LLC

Quarterly Report on Form 10-Q

 Period Ended March 31, 2017

3

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited) (Restated)	(Audited)
ASSETS
Current Assets
Cash	$277,826	$-
Accounts receivable	315,571	-
Inventory	882,922	-
Prepaid expenses and other assets	310,888	369

TOTAL CURRENT ASSETS	1,787,207	369

Property and equipment, net of accumulated depreciation of $200,000 as of March 31, 2017	6,789,012	-

Other assets	85,691	-
Financing costs, net of accumulated amortization	202,203	-
Investments	6	6

TOTAL ASSETS	$8,864,119	$375

LIABILITIES AND SHAREHOLDERS’ (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$978,854	$561,378
Advances, related party	110,266	108,878
Promissory note	1,025,000	-
Uncertain tax liability	129,000	-
Current portion of deferred tax liability	91,000	-
Current portion of capital lease obligation	595,347	-
Other liabilities	26,107	-

TOTAL CURRENT LIABILITIES	2,955,574	670,256

Vesting note payable	1,875,000	-
Deferred tax liability, net of current portion	1,938,556	-
Capital lease obligation, net of current portion	2,644,653	-

TOTAL LIABILITIES	$9,413,783	$670,256

SHAREHOLDERS’ (DEFICIT)
Allocation shares, 1,000 shares issued and outstanding	1,000	1,000
Common Shares, 500,000,000 shares authorized, 3,115,500 shares issued and outstanding as of March 31, 2017 and December 31, 2016	3,115	7
Additional Paid In Capital	11,891	14,999
Accumulated (Deficit)	(539,405)	(685,887)

TOTAL SHAREHOLDERS’ (DEFICIT)	(523,399)	(669,881)

NONCONTROLLING INTERESTS	(26,265)	-

TOTAL EQUITY	(549,664)	(669,881)
TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT)	$8,864,119	$375

The accompanying notes are an integral part of these consolidated financial statements.

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ending
	March 31, 2017	March 31, 2016
	(Restated)

REVENUES	$661,863	$-

COST OF SALES	519,326	-
GROSS PROFIT	142,537	-

OPERATING EXPENSES
General and administrative	343,485	39,345
TOTAL OPERATING EXPENSES	343,485	39,345

NET LOSS FROM OPERATIONS	(200,948)	(39,345)

OTHER INCOME ( EXPENSE)
Financing costs	(4,044)	-
Interest expense	(55,161)	-
Gain on acquisition	274,281	-
TOTAL OTHER INCOME	215,076	-

NET GAIN (LOSS) FROM OPERATIONS	14,128	(39,345)

PROVISION FOR INCOME TAXES	(106,090)	–

NET INCOME (LOSS)	120,218	(39,345)

Less net income (loss) attributable to non-controlling interests	(26,265)	-

NET INCOME (LOSS) ATTRIBUTABLE TO 1847 HOLDINGS SHAREHOLDERS	$146,483	$(39,345)

Net Loss Per Share: Basic and diluted	$0.05	$(0.01)
Weighted-average number of common shares outstanding: Basic and diluted	3,115,500	3,115,500

The accompanying notes are an integral part of these consolidated financial statements.

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ending
	March 31, 2017	March 31, 2016
	(Restated)
OPERATING ACTIVITIES
Net income (loss)	$120,218	$(39,345)

Adjustments to reconcile net income to net cash provided by operating activities:
Gain on acquisition	(274,281)	-
Depreciation expense	200,000	-
Amortization of financing costs	4,044

Changes in operating assets and liabilities:
Increase accounts receivable	(158,299)	-
Decrease in inventory	362,637	-
Increase in prepaid expenses	(207,846)	-
Increase (decrease) in accounts payable and accrued expenses	242,419	-
Increase in other liabilities	(1,816)	43,797
Increase in deferred tax liability	(106,090)	-
Net provided by in operating activities	180,986	4,452

INVESTING ACTIVITIES
Cash acquired in acquisition	338,411	-
Purchases of property and equipment	(89,012)	(4,500)
Net cash provided by investing activities	249,399	4,500

FINANCING ACTIVITIES
Financings costs	(153,947)	-
Loans from (repayments to) related party	1,388	(4,500)
Net cash (used) in financing activities	(152,559)	4,500

NET INCREASE (DECREASE) IN CASH	277,826	(48)

CASH
Beginning of period	-	415
End of period	$277,826	$367

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

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

NOTE 3 – RESTATEMENT OF FINANCIAL STATEMENT

We have restated our previously issued consolidated financial statements as of and for the three months ended March 31, 2017 to reflect the modification of uncertain tax positions and deferred tax liability for the following:

(1)

The Company determined the bargain purchase gain recorded upon the acquisition of Neese, Inc. on March 3, 2017 excluded prepaid taxes of $103,000, deferred taxes liabilities of $2,161,646 and an uncertain tax liability of $129,000.

The gain on bargain purchase was reduced by $2,161,646 from the statement of operations in the period ending March 31, 2017 and prepaid tax was increased by $103,000, the current deferred tax liability increased $91,000 and uncertain tax liability of $129,000 and non-current deferred tax liability increased $2,044,646.

(2)

The Company adjusted the impact on the tax expense (benefit) and prepaid taxes and tax liabilities for the three months ending March 31, 2017. The non-current deferred tax liability decreased $106,090 resulting in a tax benefit of $106,090 for the three months ending March 31, 2017. Furthermore, the loss attributable to non-controlling interest was decreased by $47,741 for the three months ending March 31, 2017.

(3)	The Company reclassified a $625,000 of the vested promissory note previously classified as current to long-term as of March 31, 2017.

(4)	Reflects the 1-for-25 reverse stock split of our outstanding shares as of June 9, 2017.

NOTE 3 – RESTATEMENT OF FINANCIAL STATEMENT (continued)

The following tables summarize the effect of the restatement on the specific items presented in our historical consolidated financial statements included in our previously reported on the March 31, 2017 financial statements:

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED BALANCE SHEET

	March 31, 2017		Adjustment	March 31, 2017
	(As Filed)			(As Restated)
ASSETS
Current Assets
Cash	$277,826		$-	$277,826
Accounts receivable, net	315,571		-	315,571
Inventory, net	882,922		-	882,922
Prepaid expenses and other assets	207,888	(1)	103,000	310,888
TOTAL CURRENT ASSETS	1,684,207		103,000	1,787,207

Property and equipment, net of accumulated depreciation of $200,000 as of March 31, 2017	6,789,012		-	6,789,012
Financing costs, net of accumulated amortization	202,203		-	202,203
Other assets	85,691			85,691
Investments	6		-	6
TOTAL ASSETS	$8,761,119		$103,000	$8,864,119

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	978,854		-	978,854
Advances related party	110,266		-	110,266
Promissory note	1,025,000		-	1,025,000
Short term note	625,000	(3)	(625,000)	-
Uncertain tax liability	-	(1)	129,000	129,000
Deferred income taxes payable		(1)	91,000	91,000
Current portion of capital lease obligations	595,347			595,347
Other liabilities	26,107		-	26,107
TOTAL CURRENT LIABILITIES	3,360,574		(405,000)	2,955,574
LONG-TERM LIABILITIES
Vesting note payable	1,250,000	(3)	625,000	1,875,000
Deferred tax payable	-	(1)	2,044,646	1,938,556
		(2)	(106,090)
Capital lease obligation, net of current portion	2,644,653			2,644,653
TOTAL LONG-TERM LIABILITIES	3,894,653		2,563,556	5,833,209
TOTAL LIABILITIES	7,255,227		2,158,556	9,413,783
STOCKHOLDERS’ EQUITY
Allocation shares	1,000		-	1,000
Common Stock, $0.0001 par value: 500,000,000 Authorized shares: 3,115,500 issued and outstanding shares as of March 31, 2017 and December 31, 2016	7	(4)	3,108	3,115
Additional paid in capital	14,999	(4)	(3,108)	11,891
Accumulated Equity (Deficit)	1,563,892	(1)	(2,161,646)	(539,405)
		(2)	58,349

TOTAL SHAREHOLDERS’ EQUITY	1,579,898		(2,103,297)	(523,399)

NONCONTROLLING INTERESTS	(74, 006)		47,741	(26,265)

TOTAL EQUITY	1,505,892		(2,055,556)	(549,664)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,761,119		$103,000	$8,864,119

NOTE 3 – RESTATEMENT OF FINANCIAL STATEMENT (continued)

1 847 HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three Months Ended March 31, 2017
	As Filed		Adjustment	As Restated

REVENUES	$661,863		-	$661,863
COST OF SALES	519,326		-	519,326
GROSS PROFIT	142,537		-	142,537

General and administrative expenses	343,485		-	343,485
TOTAL OPERATING EXPENSES	343,485		-	343,485

NET LOSS FROM OPERATIONS	(200,948)		-	(200,948)
OTHER INCOME/(EXPENSE)
Financing costs	(4,044)		-	(4,044)
Interest expense	(55,161)		-	(55,161)
Gain on bargain purchase	2,435,927	(1)	(2,161,646)	274,281
TOTAL OTHER INCOME (EXPENSE)	2,376,722		(2,161,646)	215,076
NET INCOME (LOSS) BEFORE INCOME TAXES	2,175,774		(2,161,646)	14,128
INCOME TAX EXPENSE	-	(2)	(106,090)	(106,090)
NET INCOME (LOSS)	2,175,774		(2,055,556)	120,218
Less net income (loss) attributable to non-controlling interest	(74,006)	(2)	47,741	(26,265)

NET INCOME (LOSS) ATTRIBUTABLE TO 1847 HOLDINGS SHAREHOLDERS	$2,249,780		$(2,103,297)	$146,483
Basic and diluted earnings per share	$0.70			$0.04
Weighted average basis and diluted shares outstanding	3,115,500			3,115,500

NOTE 3 – RESTATEMENT OF FINANCIAL STATEMENT (continued)

1847 HOLDINGS LLC

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Three Months Ended March 31, 2017
	As Filed		Adjustments	As Restated
OPERATING ACTIVITIES
Net loss	$2,175,774		$(2,055,556)	$120,218
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on acquisition	(2,435,927)	(1)	2,161,646	(274,281)
Depreciation expense	200,000		-	200,000
Amortization of financing costs	4,044		-	4,044

Changes in operating assets and liabilities:
Increase in accounts receivable	(158,299)		-	(158,299)
Decrease in inventory	362,637			362,637
Increase in prepaid expenses	(207,846)		-	(207,846)
Increase (decrease) in accounts payable and accrued expenses	242,419		-	242,419
Increase in other liabilities	(1,816)		-	(1,816)
Decrease in deferred tax liability	-	(2)	(106,090)	(106,090)
Net cash provided by (used in) operating activities	180,986		-	180,986

INVESTING ACTIVITIES
Cash acquired in acquisition	338,411		-	338,411
Purchases of property and equipment	(89,012)		-	(89,012)
Net cash provided by financing activities	249,399		-	249,399

FINANCING ACTIVITIES
Financing costs	(153,947)		-	(153,947)
Loans from (repayments to) related parties	1,388		-	1,388
Net cash provided by financing activities	(152,559)		-	(152,559)

NET INCREASE (DECREASE) IN CASH	277,826		-	277,826
CASH
Beginning of year	-		-	-
End of year	$277,826		$-	$277,826
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	-		-	-
Income tax paid	-		-	-

NOTE 4 – INVENTORIES

At March 31, 2017 and December 31, 2016 the inventory balances are composed of:

	2017	2016

Machinery & Equipment	$778,511	$-
Parts	104,411	-
Total	$882,922	$-

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

The provisional fair value of the purchase consideration issued to the sellers of Neese was allocated to the net tangible assets acquired. The Company accounted for the 1847 Neese acquisition as the purchase of a business under GAAP under the acquisition method of accounting, the assets and liabilities acquired were recorded as of the acquisition date, at their respective fair values and consolidated with those of the Company. The fair value of the net assets acquired was approximately $6.0 million. The excess of the aggregate fair value of the net tangible assets has been treated as a gain on bargain purchase in accordance with ASC 805. The purchase price allocation was based, in part, on management’s knowledge of Neese's business and is provisional. Once the Company completes its analysis to finalize the purchase price allocation, which includes finalizing the valuation report from a third-party appraiser and a review of potential intangible assets, it is reasonably possible that, there could be significant changes to the preliminary values below.

Purchase Consideration

Amount of consideration:	$6,140,000

Assets acquired and liabilities assumed at preliminary fair value
Cash	$338,000
Accounts receivable	157,000
Prepaid taxes	103,000
Inventories	1,246,000
Financing costs	52,000
Property and equipment	6,900,000
Other assets	85,000
Accounts payable and accrued expenses	(175,000)
Uncertain tax position	(129,000)
Deferred tax liability	(2,135,000)
Other liabilities	(28,000)
Net tangible assets acquired	$6,414,000

Identifiable intangible assets
Intangible assets *	$-
Total Identifiable Intangible Assets	$-

Total net assets acquired	$6,414,000
Consideration paid	6,140,000
Provisional gain on bargain purchase	$274,000

__________

* The Company is reviewing for potential intangible assets which may potentially change the intangible assets.

The following presents the unaudited pro-forma combined results of operations of the Company with 1847 Neese as if the entities were combined on January 1, 2016.

	For the Three Months Ended March 31,
	2017	2016

Revenues, net	$1,827,000	$1,874,000
Net income (loss) allocable to common shareholders	$285,000	$462,000
Net income (loss) per share	$0.09	$0.15
Weighted average number of shares outstanding	3,115,500	3,115,500

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

NOTE 8 - CAPITAL LEASES

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

1847 Neese shall also reimburse the Manager for all costs and expenses of 1847 Neese which are specifically approved by the board of directors of 1847 Neese, including all out-of-pocket costs and expenses that are actually incurred by the Manager or its affiliates on behalf of 1847 Neese in connection with performing services under the Offsetting MSA.

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

Common shares

The Company has authorized 500,000,000 common shares as of March 31, 2017 and December 31, 2016 and the Company had 3, 115,500 common shares issued and outstanding. The common shares entitle the holder thereof to one vote per share on all matters coming before the shareholders of our company for a vote.

During the period ended March 31, 2017, the Company did not issue any equity securities.

Noncontrolling Interests

The Company owns 55.0% of 1847 Neese, Inc.  For financial interests in which the Company owns a controlling financial interest, the Company applies the provisions of ASC 810, which are applicable to reporting the equity and net income or loss attributable to noncontrolling interests. On March 3, 2017, the Company acquired a 55% interest in 1847 Neese, Inc. The results of 1847 Neese, Inc. are included in the consolidated statement of income. The net loss attributable to the 45% non-controlling interest of the subsidiary amount to $26 ,265 for the three months ended March 31, 2017.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Agreement of Lease - Related Party

Pursuant to the Purchase Agreement, on March 3, 2017, Neese entered into an Agreement of Lease (the “Lease”) with K& A Holdings, LLC, a limited liability company that is wholly-owned by the sellers of Neese. The Lease is for a term of ten (10) years and provides for a base rent of $8,333 per month. In the event of late payment, interest shall accrue on the unpaid amount at the rate of eighteen percent (18%) per annum. The Lease contains customary events of default, including if Neese shall fail to pay rent within five (5) days after the due date, or if Neese shall fail to perform any other terms, covenants or conditions under the Lease, and other customary representations, warranties and covenants.

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

NOTE 12 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10), our company has analyzed its operations subsequent to March 31, 2017 to the date these financial statements were issued, and has determined that, except as set forth below, it does not have any material subsequent events to disclose in these financial statements.

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

Stock Purchase Agreement – 1847 Wood

On July 17, 2017, 1847 Wood, Inc., or 1847 Wood, a newly-formed subsidiary of our company, entered into a stock purchase agreement with Wood Air Conditioning, Inc., or WAC, a Texas corporation, and To The Top, Inc., a Texas corporation, pursuant to which 1847 Wood agreed to acquire all of the issued and outstanding equity interests in WAC for an aggregate purchase price of $6,532,140 consisting of: (i) $5,250,000 in cash (subject to adjustment as described below); and (ii) the issuance of a promissory note in the aggregate principal amount of $1,282,140 , in the form and upon such terms as are mutually agreed upon by the parties before the closing date.

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

Agreement of Lease

Pursuant to the stock purchase agreement, on March 3, 2017, Neese entered into an agreement of lease with K& A Holdings, LLC, a limited liability company that is wholly-owned by the sellers of Neese. The lease is for a term of ten (10) years and provides for a base rent of $8,333 per month. In the event of late payment, interest shall accrue on the unpaid amount at the rate of eighteen percent (18%) per annum. The lease contains customary events of default, including if Neese shall fail to pay rent within five (5) days after the due date, or if Neese shall fail to perform any other terms, covenants or conditions under the Lease, and other customary representations, warranties and covenants.

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

1847 Neese shall also reimburse our manager for all costs and expenses of 1847 Neese which are specifically approved by the board of directors of 1847 Neese, including all out-of-pocket costs and expenses that are actually incurred by our manager or its affiliates on behalf of 1847 Neese in connection with performing services under the offsetting management services agreement.

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

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$661,863	100.0	$-	-
Cost of revenue	519,326	78.5	-	-
Gross profit	142,537	21.5	-	-
Operating expenses
Selling, general and administrative expenses	343,485	51.9	39,345	-
Total operating expenses	343,485	51.9	39,345	-
Loss from operations	(200,948)	(30.3)	(39,345)
Other income (expense)
Financing costs	(4,044)	(0.6)	-	-
Interest expense	(55,161)	(8.3)	-	-
Gain on acquisition	274,281	41.4	-	-
Total other income (expense)	215,076	32.5	-	-
Income before income taxes	14,128	2.2	(39,345)	-
Income tax expense (benefit)	(106,090)	(16.0)
Net income	$120,218	18.2	$(39,345)	-

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

Total other income (expense). We had $215 ,076 in total other income for the three months ended March 31, 2017, as compared to other income of $0 for the three months ended March 31, 2016. Other income in the three months ended March 31, 2017 consisted of $274 ,281 bargain purchase gain from the acquisition of Neese, Inc., and interest expense and amortization of financing costs of $55,161 and $4,044, respectively, related to the Neese, Inc. financings.

Income (loss) before income taxes. Our income before income taxes increased by $159 ,563, or 405.5% to $120 ,218 for the three months ended March 31, 2017 from a net loss before taxes of $39,345 for the three months ended March 31, 2016, as a result of the factors described above.

Liquidity and Capital Resources

As of March 31, 2017, we had cash of $277,826 and our current assets were comprised of accounts receivable, inventory and prepaid assets of $1,787 ,207 and our current liabilities were $ 2,955,574 comprising $110,266 owed to Ellery W. Roberts, our Chief Executive Officer and Chairman, accounts payable and accrued expenses of $978,853, current portion of notes payable of $1,025,000 and current portion of capital lease of 595,347.

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

Cash Flows Used in Operating Activities

Net cash provided by operating activities was $180,986 for the three months ended March 31, 2017 compared to net cash provided by operating activities of $4,452 for the three months ended March 31, 2016. For the three months ended March 31, 2017, the net income of $120,218, offset by a gain on acquisition of $274 ,281 and depreciation of $200,000, a decrease in current assets, net, of $3,508 and an increase in current liabilities, net, of $134 ,513 were the primary drivers of the cash provided by operating activities.

During the three months ended March 31, 2016, the net loss of $39,345 net of an increase in current liabilities of $43,797 were the primary drivers of the cash provided by operating activities.

Cash Flows Used in Investing Activities

Net cash provided by investing activities was $249,399 for the three months end March 31, 2017 consisting of $338,411 from the acquisition of Neese, Inc. offset by the purchase of $89,012 in property and equipment for Neese, Inc. There was no investing activity in the three months ended March 31, 2017.

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

1847 HOLDINGS LLC

Date: October 6 , 2017	By:	/s/ Ellery W. Roberts
	Name:	Ellery W. Roberts
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1*

Certificate of Formation of 1847 Holdings LLC (Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on February 7, 2017)

3.2*

Operating Agreement of 1847 Holdings LLC, dated April 15, 2013 (Incorporated herein by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on March 14, 2014)

3.3*

Amended and Restated Operating Agreement of 1847 Holdings LLC, dated April 15, 2013 (Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on February 7, 2014)

3.4*

Amendment to Amended and Restated Operating Agreement of 1847 Holdings LLC, dated July 2, 2014 (Incorporated herein by reference to the Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 2, 2014)

4.1*

Specimen certificate evidencing a common share of 1847 Holdings LLC (Incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on February 7, 2014)

4.2*

8% Vesting Promissory Note issued by 1847 Neese Inc. and Neese, Inc. to Alan Neese and Katherine Neese on March 3, 2017 (Incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K, filed with the Securities and Exchange Commission on March 9, 2017)

4.3*

10% Short Term Promissory Note issued by 1847 Neese Inc. and Neese, Inc. to Alan Neese and Katherine Neese on March 3, 2017 (Incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K, filed with the Securities and Exchange Commission on March 9, 2017)

10.1*

Stock Purchase Agreement, dated March 3, 2017, among 1847 Neese Inc., Neese, Inc., Alan Neese and Katherine Neese (Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the Securities and Exchange Commission on March 9, 2017)

10.4*

Agreement of Lease, dated March 3, 2017, between K&A Holdings, LLC and Neese, Inc. (Incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K, filed with the Securities and Exchange Commission on March 9, 2017)

10.5*

Master Lease Agreement, dated March 3, 2017, between Utica Leasco, LLC, 1847 Neese Inc. and Neese, Inc. (Incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K, filed with the Securities and Exchange Commission on March 9, 2017)

10.6*

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

 ______________

*Previously filed.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a report for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

