Form 10-Q/A
period 2017-06-30
1847 Holdings LLC
filed 2017-10-06
CIK 1599407

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

EXPLANATORY NOTE

1847 Holdings LLC (the “Company”) is filing this Amendment No. 2 on Form 10-Q/A (“Amendment”) to amend its Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 , which was originally filed with the Securities and Exchange Commission on August 21, 2017 and was previously amended on September 1, 2017 (amended, the “Form 10-Q”).

This Amendment is filed to restate the bargain purchase gain recorded upon the acquisition of Neese, Inc. on March 3, 2017 to incorporate the prepaid taxes, deferred taxes liabilities and an uncertain tax liability as of the acquisition date. Furthermore, the related assets and liabilities and deferred tax provision and loss attributable to non-controlling interest are adjusted as of June 30, 2017 and for the three and six months ending June 30, 2017, respectively.

Except for the foregoing, no other changes are made to the Form 10-Q. The Form 10-Q, as amended by this Amendment, continues to be as of August 21, 2017 and does not reflect events occurring after August 21, 2017.

2

1847 HOLDINGS LLC

Quarterly Report on Form 10-Q

 Period Ended June 30, 2017

3

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited) (Restated)
ASSETS

Current Assets
Cash	$169,241	$-
Accounts receivable, net	300,323	-
Inventory, net	562,101	-
Prepaid expenses and other assets	321,634	369

TOTAL CURRENT ASSETS	1,353,299	369

Fixed Assets, net of accumulated depreciation of $450,000 as of June 30, 2017	6,539,012	-
Financing costs, net of accumulated amortization	191,773	-
Other assets	85,697	6

TOTAL ASSETS	$8,169,781	$375

LIABILITIES AND SHAREHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$966,627	$561,378
Advances, related party	112,646	108,878
Promissory note	1,025,000	-
Uncertain tax liability	130,000
Current deferred tax liability	91,000
Current portion of capital lease obligation	380,569	-

TOTAL CURRENT LIABILITIES	2,705,842	670,256

Vesting note payable	1,875,000	-
Non-current deferred tax liability	1,784,323
Capital lease obligation, net of current portion	2,809,915	-

TOTAL LIABILITIES	$9,175,080	$670,256

SHAREHOLDERS’ (DEFICIT)
Allocation shares, 1,000 shares issued and outstanding	1,000	1,000
Common Shares, 500,000,000 shares authorized, 3,115, 500 shares issued and outstanding as of June 30, 2017 and December 31, 2016	3,115	3,115
Additional paid-in capital	11,891	11,891
Accumulated (Deficit)	(747,609)	(685,887)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(731,603)	(669,881)

NONCONTROLLING INTERESTS	(273,696)	-

TOTAL EQUITY (DEFICIT)	(1,005,299)	(669,881)

TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT)	$8,169,781	$375

The accompanying notes are an integral part of these consolidated financial statements

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Restated)		(Restated)
REVENUES	$1,788,106	$-	$2,449,969	$-

COST OF SALES	1,553,092	-	2,272,418	-
GROSS PROFIT	235,014	-	177,551	-

General and administrative expenses	660,919	44,614	804,404	83,959
TOTAL OPERATING EXPENSES	660,919	44,614	804,404	83,959

NET LOSS FROM OPERATIONS	(425,905)	(44,614)	(626,853)	(83,959)

OTHER INCOME (LOSS)
Financing costs	(10,430)	-	(14,474)	-
Interest expense	(172,518)	-	(227,679)	-
Gain on bargain purchase	-	-	274,281	-
TOTAL OTHER INCOME (LOSS)	(182,948)	-	32,128	-

NET INCOME (LOSS) BEFORE INCOME TAXES AND NON-CONTROLLING INTERESTS	(608,853)	(44,614)	(594,725)	(83,959)

PROVISION FOR INCOME TAXES (BENEFIT)	(240,233)	-	(259,323)	-

NET INCOME (LOSS)	(368,620)	(44,614)	(335,402)	(83,959)

Less net income (loss) attributable to non-controlling interests	(208,280)	-	(273,696)	-

NET INCOME (LOSS) ATTRIBUTABLE TO 1847 HOLDINGS SHAREHOLDERS	$(160,340)	$(44,614)	$(61,706)	$(83,959)

Net Loss Per Share: Basic and diluted	$(0.05)	$(0.01)	$(0.02)	$(0.03)
Weighted-average number of common shares outstanding: Basic and diluted	3,115,500	3,115,500	3,115,500	3,115,500

The accompanying notes are an integral part of these consolidated financial statements

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2017	June 30, 2016
OPERATING ACTIVITIES	(Restated)
Net income (loss)	$(335,402)	$(83,959)

Adjustments to reconcile net income to net cash provided by operating activities:
Gain on acquisition	(274,281)	-
Depreciation expense	450,000	-
Amortization of financing costs	14,474	-

Changes in operating assets and liabilities:
Increase accounts receivable	(143,051)	-
Decrease in inventory	683,457	-
Increase in prepaid expenses	(218,592)	-
Increase (decrease) in accounts payable and accrued expenses	203,512	77,063
Increase in uncertain tax position	1,000
Decrease in deferred tax liability and prepaid tax	(260,323)
Increase in other liabilities	(1,257)	-
Net provided by (used in) operating activities	119,537	(6,896)

INVESTING ACTIVITIES
Cash acquired in acquisition	338,411	-
Purchase of equipment	(89,012)	-
Net cash provided by investing activities	249,399	-

FINANCING ACTIVITIES
Financings costs	(153,947)	-
Principal payments on capital lease obligation	(49,516)	-
Loans from (repayments to) related party	3,768	6,566
Net cash provided by (used in) financing activities	(199,695)	6,566

NET INCREASE (DECREASE) IN CASH	169,241	(330)

CASH
Beginning of period	-	415
End of period	$169,241	$85

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$109,483	$-
Income taxes paid	$-	$-

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

NOTE 3 – RESTATEMENT OF FINANCIAL STATEMENT

We have restated our previously issued consolidated financial statements as of and for the three and six months ended June 30, 2017 to reflect the modification of uncertain tax positions and deferred tax liability for the following:

(1)

The Company determined the bargain purchase gain recorded upon the acquisition of Neese on March 3, 2017 excluded prepaid taxes of $103,000, deferred taxes liabilities of $2,161,646 and an uncertain tax liability of $129,000.

The gain on bargain purchase was reduced by $2,161,646 from the statement of operations in the period ending June 30, 2017 and prepaid tax was increased by $103,000, the current deferred tax liability increased $91,000 and uncertain tax liability of $129,000 and non-current deferred tax liability increased $2,044,646.

(2)

The Company adjusted the impact on the tax expense (benefit) and prepaid taxes and tax liabilities for the three and six months ending June 30, 2017. The uncertain tax liability increased $1,000 and non-current deferred tax liability decreased $260,323 resulting in a tax benefit of $240,233 and $259,323 for the three and six months ending June 30, 2017, respectively. Furthermore, the loss attributable to non-controlling interest was decreased by $108,105 and $116,695 for the three and six months ending June 30, 2017, respectively.

The following tables summarize the effect of the restatement on the specific items presented in our historical consolidated financial statements included in our previously reported on the June 30, 2017 financial statements:

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017		Adjustment	June 30, 2017
	(As Filed)			(As Restated)
ASSETS

Current Assets
Cash	$169,241		$-	$169,241
Accounts receivable, net	300,323		-	300,323
Inventory, net	562,101		-	562,101
Prepaid expenses and other assets	218,634	(1)	103,000	321,634

TOTAL CURRENT ASSETS	1,250,299		103,000	1,353,299

Fixed assets, net of accumulated depreciation of $450,000 as of June 30, 2017	6,539,012		-	6,539,012
Financing costs, net of accumulated amortization	191,773		-	191,773
Other assets	85,697		-	85,697

TOTAL ASSETS	$8,066,781		$103,000	$8,169,781

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	966,627		-	966,627
Advances related party	112,646		-	112,646
Promissory note	1,025,000		-	1,025,000
Uncertain tax liability	-	(1)	129,000	130,000
		(2)	1,000
Deferred income taxes payable		(1)	91,000	91,000
Current portion of lease obligations	380,569		-	380,569

TOTAL CURRENT LIABILITIES	2,484,842		221,000	2,705,842

LONG-TERM LIABILITIES
Vesting note payable	1,875,000		-	1,875,000
Deferred tax payable	-	(1)	2,044,646	1,784,323
		(2)	(260,323)
Capital lease obligation, net of current portion	2,809,915			2,809,915
TOTAL LONG-TERM LIABILITIES	4,684,915		1,784,323	6,469,238

TOTAL LIABILITIES	7,169,757		2,005,323	9,175,080

STOCKHOLDERS’ EQUITY
Allocation shares	1,000		-	1,000
Common Stock, $0.0001 par value: 500,000,000 Authorized shares: 3,115,500 issued and outstanding shares as of June 30, 2017 and December 31, 2016	3,115		-	3,115
Additional paid in capital	11,891			11,891
Accumulated Equity (Deficit)	1,271,409	(1)	(2,161,646)	(747,609)
		(2)	142,628
TOTAL SHAREHOLDERS’ EQUITY	1,287,415		(2,019,018)	(731,603)

NONCONTROLLING INTERESTS	(390,391)	(2)	116,695	(273,696)

TOTAL EQUITY	897,024		(1,902,323)	(1,005,299)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,066,781		$103,000	$8,169,781

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For the three months ended
	June 30, 2017
	As Filed		Adjustment	As Restated

REVENUES	$1,788,106		-	$1,788,106
COST OF SALES	1,553,092		-	1,553,092
GROSS PROFIT	235,014		-	235,014

General and administrative expenses	660,919		-	660,919
TOTAL OPERATING EXPENSES	660,919		-	660,919

NET LOSS FROM OPERATIONS	(425,905)		-	(425,905)

OTHER INCOME/(EXPENSE)
Financing costs	(10,430)		-	(10,430)
Interest expense	(172,518)		-	(172,518)
Gain on bargain purchase	-		-	-

TOTAL OTHER INCOME (EXPENSE)	(182,948)		-	(182,948)

NET LOSS BEFORE INCOME TAXES	(608,853)		-	(608,853)

INCOME TAX EXPENSE	-	(2)	(240,233)	(240,233)

NET LOSS	(608,853)		(240,233)	(368,620)

Less net income (loss) attributable to non-controlling interest	(316,385)	(2)	108,105	(208,280)

NET INCOME (LOSS) ATTRIBUTABLE TO 1847 HOLDINGS SHAREHOLDERS	$(292,468)		$(132,128)	$(160,340)

Basic & Diluted earnings per share	$(0.09)			$(0.05)
Weighted average basis & diluted shares outstanding	3,115,500			3,115,500

1847 HOLDINGS LLC

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

	For the six months ended
	June 30, 2017
	As Filed		Adjustment	As Restated

SALES	$2,449,969		-	$2,449,969

COST OF SALES	2,272,418		-	2,272,418
GROSS PROFIT	177,551		-	177,551

GENERAL & ADMINISTRATIVE EXPENSES
General and administrative expenses	804,404		-	804,404
TOTAL GENERAL & ADMINISTRATIVE EXPENSES	804,404		-	804,404

NET LOSS FROM OPERATIONS	(626, 853)		-	(626,853)

OTHER INCOME/(EXPENSE)
Financing costs	(14,474)		-	(14,474)
Interest expense	(227,679)		-	(227,679)
Gain on bargain purchase	2,435,927	(1)	(2,161,646)	274,281
TOTAL OTHER INCOME (EXPENSE)	2,193,774		(2,161,646)	32,128

NET LOSS BEFORE INCOME TAXES	1,566,921		(2,161,646)	(594,725)

INCOME TAX EXPENSE	-	(2)	(259,323)	(259,323)

NET INCOME (LOSS)	1,566,921		(1,902,323)	(335,402)

Less net income (loss) attributable to non-controlling interest	(390,391)	(2)	116,695	(273,696)

NET LOSS & COMPREHENSIVE INCOME	$1,957,312		$(2,019,018)	$(61,706)

Basic & Diluted earnings per share	$0.63			$(0.02)
Weighted average basis & diluted shares outstanding	3,115,500			3,115,500

1847 HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended
	June 30, 2017
	As Filed		Adjustments	As Restated
OPERATING ACTIVITIES
Net loss	$1,566,921		$(1,902,323)	$(335,402)

Adjustments to reconcile net income to net cash provided by operating activities:
Gain on acquisition	(2,435,927)	(1)	2,161,646	(274,281)
Depreciation expense	450,000		-	450,000
Amortization of financing costs	14,474		-	14,474

Changes in operating assets and liabilities:
Increase in accounts receivable	(143,051)		-	(143,051)
Decrease in inventory	683,457			683,457
Increase in prepaid expenses	(218,592)		-	(218,592)
Increase (decrease) in accounts payable and accrued expenses	203,512		-	203,512
Increase in other liabilities	(1,257)		-	(1,257)
Increase in uncertain tax position	-	(2)	1,000	1,000
Decrease in deferred tax liability	-	(2)	(260,323)	(260,323)
Net cash provided by (used in) operating activities	119,537		-	119,537

INVESTING ACTIVITIES
Cash acquired in acquisition	338,411		-	338,411
Purchase of equipment	(89,012)		-	(89,012)
Net cash provided by financing activities	249,399		-	249,399

FINANCING ACTIVITIES
Financing costs	(153,947)		-	(153,947)
Principal payments on capital lease obligations	(49,516)		-	(49,516)
Loans from (repayments to) related parties	3,768		-	3,768
Net cash provided by financing activities	(199,695)		-	(199,695)

NET INCREASE (DECREASE) IN CASH	169,241		-	169,241
CASH
Beginning of year	-		-	-
End of year	$169,241		$-	$169,241

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	109,483		-	109,483
Income tax paid	-		-	-

NOTE 4 —INVENTORIES

At June 30, 2017 and December 31, 2016 the inventory balances are composed of:

	2017	2016

Machinery & Equipment	$464,646	$-
Parts	97,455	-
	$562,101	$-

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

Provisional Purchase Consideration

Amount of consideration:	$6,140,000

Assets acquired and liabilities assumed at preliminary fair value
Cash	$338,000
Accounts receivable	157,000
Prepaid taxes	103,000
Inventories	1,246,000
Financing costs	52,000
Property and equipment	6,900,000
Other assets	85,000
Accounts payable and accrued expenses	(175,000)
Uncertain tax position	(129,000)
Deferred tax liability	(2,135,000)
Other liabilities	(28,000)
Net tangible assets acquired	$6,414,000

Identifiable intangible assets
Intangible assets *	$-
Total Identifiable Intangible Assets	$-

Total net assets acquired	$6,414,000
Consideration paid	6,140,000
Preliminary gain on bargain purchase	$274,000

_______

*We are reviewing for potential intangible assets, which may potentially change the intangible assets.

The following presents the unaudited pro-forma combined results of operations of our company with Neese as if the entities were combined on January 1, 2016.

	For the Six Months Ended June 30,
	2017	2016
Revenues, net	$3,615,000	$3,915,000
Net income (loss) allocable to common shareholders	$(293,000)	$490,000
Net income (loss) per share	$(0. 09)	$0.16
Weighted average number of shares outstanding	3,115,500	3,115,500

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

	Three Months Ended June 30, 2017 (Unaudited)		Three Months Ended June 30, 2016 (Unaudited)
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$1,788,106	100.0	$-	-
Cost of sales	1,553,092	86.9	-	-
Gross profit	235,014	13.1	-	-
General and administrative expenses	660,919	37.0	44,614	-
Net loss from operations	(425,905)	(23.9)	(44,614)
Other income (loss)
Financing costs	(10,430)	(0.6)	-	-
Interest expense	(172,518)	(9.6)	-	-
Gain on bargain purchase	-		-	-
Total other income	(182,948)	(10.2)	-	-
Income (loss) before income taxes	(608,853)	(34.1)	(44,614)	-
Provision for income taxes (benefit)	(240,233)	(13.4)	-	-
Net income (loss)	(368,620)	(20.6)	(44,614)	-
Net loss attributable to non-controlling interests	(208,280)	(11.6)	-	-
Net income (loss) attributable company shareholders	$(160,340)	(8.9)	$(44,614)	-

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

Net income (loss) attributable to company shareholders. As a result of the cumulative effect of the factors described above, our net loss attributable to our shareholders increased by $ 115,726 , or 51.4% , to $ 160,340 for the three months ended June 30, 2017, from a net loss of $44,614 for the three months ended June 30, 2016.

Comparison of Six Months Ended June 30, 2017 and June 30, 2016

The following table sets forth key components of our results of operations during the six months ended June 30, 2017 and June 30, 2016, both in dollars and as a percentage of our revenues.

	Six Months Ended June 30, 2017 (Unaudited)		Six Months Ended June 30, 2016 (Unaudited)
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$2,449,969	100.0	$-	-
Cost of sales	2,272,418	92.7	-	-
Gross profit	177,551	7.3	-	-
General and administrative expenses	804,404	32.8	83,959	-
Net loss from operations	(626,853)	(25.5)	(83,959)
Other income (loss)
Financing costs	(14,474)	(0.6)	-	-
Interest expense	(227,679)	(9.3)	-	-
Gain on acquisition	274,281	11.2	-	-
Total other income	32,128	1.3	-	-
Income (loss) before income taxes	(594,725)	(24.3)	(83,959)	-
Provision for income taxes	(259,323)	(10.6)	-	-
Net income (loss)	(335,402)	(13.7)	(83,959)	-
Net loss attributable to non-controlling interests	(273,696)	(11.1)	-	-
Net income (loss) attributable company shareholders	$(61,706)	(2.6)	$(83,959)	-

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

Total other income (loss). We had $2,193,774 in total other income for the six months ended June 30, 2017, as compared to other income of $0 for the six months ended June 30, 2016. Other income in the six months ended June 30, 2017 consisted of a $ 274,281 bargain purchase gain from the acquisition of Neese and interest expense and amortization of financing costs of $227,679 and $14,474, respectively, related to the Neese financings.

Income (loss) before income taxes. Our loss before income taxes increased by $ 510,766 to $ 594,725 for the six months ended June 30, 2017 from a net loss before taxes of $83,959 for the six months ended June 30, 2016, as a result of the factors described above.

Net income (loss) attributable to company shareholders. As a result of the cumulative effect of the factors described above, our net loss attributable to our shareholders decreased by $ 22,253 to $ 61,706 for the six months ended June 30, 2017, from a net loss of $83,959 for the six months ended June 30, 2016.

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

Operating Activities

Net cash provided by operating activities was $119,537 for the six months ended June 30, 2017, as compared to $6,896 net cash used in operating activities for the six months ended June 30, 2016. For the six months ended June 30, 2017, the net loss of  $ 210,687 , offset by a gain on acquisition of $ 274,281 and depreciation of $450,000, an increase in current assets, net, of $321,814 and an increase in current liabilities, net, of $ 181,783 were the primary drivers of the cash provided by operating activities. For the six months ended June 30, 2016, the net loss of $83,959 net of an increase in current liabilities of $77,063 were the primary drivers of the cash provided by operating activities.

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

Six months ended June 30, 2017
Net loss	$(335,402)
Adjustment to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	450,000
Amortization of financing costs	14,474
Gain on bargain purchase	(274,281)

Changes in operating assets and liabilities	264,746
Net cash provided by operating activities	119,537
Less:
Other
1847 Holdings, Inc	—
1847 Neese, Inc.	—
Estimated cash flow available for distribution and reinvestment	$119,537

Distribution paid in 2017	$—

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

10.1*

First Amendment to Lease Documents, dated June 14, 2017, between Utica Leaseco, LLC, 1847 Neese Inc. and Neese, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission June 15, 2017)

10.2*

Membership Interest Purchase Agreement, dated as of July 7, 2017, among 1847 Fitness, Inc., Central Florida Health Clubs, LLC d/b/a/ Gold’s Gym Orlando, CLFL, LLC d/b/a Gold’s Gym Clermont, MTDR LLC d/b/a Gold’s Gym Mt. Dora, SCFL, LLC d/b/a Gold’s Gym St. Cloud, and the other parties set forth in Exhibit A thereto

10.3*	Stock Purchase Agreement, dated as of July 17, 2017, among 1847 Wood, Inc., Wood Air Conditioning, Inc. and To The Top, Inc.

21.1*	List of Subsidiaries

31.1	Certifications of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

 ______________

*Previously filed

**XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a report for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

