Form 10-Q
period 2017-09-30
1847 Holdings LLC
filed 2017-11-14
CIK 1599407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for comply with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 10, 2017, there were 3,115,500 common shares of the registrant issued and outstanding.

1847 HOLDINGS LLC

Quarterly Report on Form 10-Q

 Period Ended September 30, 2017

2

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS

Current Assets
Cash	$286,825	$-
Accounts receivable, net	260,552	-
Inventory, net	565,939	-
Prepaid expenses and other assets	177,366	369

TOTAL CURRENT ASSETS	1,290,682	369

Fixed Assets, net of accumulated depreciation of $912,168 as of September 30, 2017	6,527,123	-
Other assets	85,697	6

TOTAL ASSETS	$7,903,502	$375

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,444,135	$561,378
Line of credit	350,000	-
Advances, related party	148,881	108,878
Promissory note	1,025,000	-
Note payable – short-term	72,587	-
Uncertain tax liability	130,000	-
Current portion of capital lease obligation	480,352	-

TOTAL CURRENT LIABILITIES	3,650,955	670,256

Non-current note-payable	323,808	-
Vesting note payable	1,875,000	-
Non-current deferred tax liability	1,332,219
Capital lease obligation, net of current portion	2,472,261	-

TOTAL LIABILITIES	$9,654,243	$670,256

SHAREHOLDERS’ DEFICIT
Allocation shares, 1,000 shares issued and outstanding	1,000	1,000
Common Shares, 500,000,000 shares authorized, 3,115,500 shares issued and outstanding as of September 30, 2017 and December 31, 2016	3,115	3,115
Additional paid-in capital	11,891	11,891
Accumulated Deficit	(1,218,491)	(685,887)

TOTAL SHAREHOLDERS’ DEFICIT	(1,202,485)	(669,881)

NONCONTROLLING INTERESTS	(548,256)	-

TOTAL SHAREHOLDERS’ DEFICIT	(1,750,741)	(669,881)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$7,903,502	$375

The accompanying notes are an integral part of these consolidated financial statements

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUES	$1,205,121	$-	$3,655,090	$-

COST OF SALES	1,563,475	-	3,835,893	-
GROSS PROFIT	(358,354)	-	(180,803)	-

General and administrative expenses	695,270	44,005	1,499,673	127,964
TOTAL OPERATING EXPENSES	695,270	44,005	1,499,673	127,964

NET LOSS FROM OPERATIONS	(1,053,624)	(44,005)	(1,680,476)	(127,964)

OTHER INCOME (LOSS)
Financing costs	(12,132)	-	(26,606)	-
Interest expense	(174,868)	-	(402,547)	-
Gain on sale of fixed assets	87,701		87,701
Gain on bargain purchase	-	-	274,281	-
TOTAL OTHER INCOME (LOSS)	(99,299)	-	(67,171)	-

NET LOSS BEFORE INCOME TAXES AND NON-CONTROLLING INTERESTS	(1,152,923)	(44,005)	(1,747,647)	(127,964)

PROVISION FOR INCOME TAXES (BENEFIT)	(407,465)	-	(666,788)	-

NET LOSS	(745,458)	(44,005)	(1,080,859)	(127,964)

Less net loss attributable to non-controlling interests	(274,561)	-	(548,256)	-

NET LOSS ATTRIBUTABLE TO 1847 HOLDINGS SHAREHOLDERS	$(470,897)	$(44,005)	$(532,603)	$(127,964)

Net Loss Per Share: Basic and diluted	$(0.15)	$(0.01)	$(0.17)	$(0.04)
Weighted-average number of common shares outstanding: Basic and diluted	3,115,500	3,115,500	3,115,500	3,115,500

The accompanying notes are an integral part of these consolidated financial statements

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
OPERATING ACTIVITIES
Net income (loss)	$(1,080,859)	$(127,964)

Adjustments to reconcile net income to net cash provided by operating activities:
Gain on acquisition	(274,281)	-
Gain on sale of fixed assets	(87,701)
Depreciation expense	934,484	-
Amortization of financing costs	26,606	-

Changes in operating assets and liabilities:
Increase accounts receivable	(103,280)	-
Decrease in inventory	471,972	-
Increase in prepaid expenses	(8,110)	-
Increase in accounts payable and accrued expenses	674,233	118,936
Increase in uncertain tax position	1,000
Decrease in deferred tax liability and prepaid tax	(725,934)
Increase in other liabilities	(28,255)	-
Net used in operating activities	(200,125)	(9,028)

INVESTING ACTIVITIES
Cash acquired in acquisition	338,411	-
Proceeds from the sale of fixed assets	365,472	-
Purchase of equipment	(741,638)	-
Net cash used in investing activities	(37,755)	-

FINANCING ACTIVITIES
Proceeds from line of credit	350,000
Proceeds from notes payable	396,395
Financings costs	(153,947)	-
Principal payments on capital lease obligation	(107,746)	-
Loans from (repayments to) related party	40,003	8,650
Net cash provided by financing activities	524,705	8,650

NET CHANGE IN CASH	286,825	(378)

CASH
Beginning of period	-	415
End of period	$286,825	$37

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$223,453	$-
Income taxes paid	$67,400	$-

The accompanying notes are an integral part of these consolidated financial statements

1847 HOLDINGS LLC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND NATURE OF BUSINESS

1847 Holdings LLC (“we,” “our” and “our company”) was formed under the laws of the State of Delaware on January 22, 2013. We are in the business of acquiring small to medium size businesses in a variety of different industries.

To date, we have consummated three acquisitions. In September 2013, our wholly-owned subsidiary 1847 Management Services Inc. (“1847 Management”) acquired a 50% interest in each of two consulting firms previously controlled by our Chief Executive Officer, PPI Management Group, LLC and Christals Management, LLC.

On March 3, 2017, our wholly-owned subsidiary 1847 Neese Inc. (“1847 Neese”) entered into a stock purchase agreement with Neese, Inc. (“Neese”), and Alan Neese and Katherine Neese, pursuant to which 1847 Neese acquired all of the issued and outstanding capital stock of Neese.

The consolidated financial statements include the accounts of our company and its wholly-owned subsidiaries, 1847 Management and 1847 Neese. All significant intercompany balances and transactions have been eliminated in consolidation.

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements as of September 30, 2017, and for the three and nine months ended September 30, 2017 and 2016 have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. They should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2016. In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to fairly present the financial position as of September 30, 2017 and the results of operations for the three and nine months ended September 30, 2017 and 2016 and cash flows for the nine months ended September 30, 2017 and 2016. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year.

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

Reclassifications

Certain Statements of Operations reclassifications have been made in the presentation of our prior financial statements and accompanying notes to conform to the presentation as of and for the three and nine months ended September 30, 2017.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing our net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing our net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common share equivalents outstanding as of September 30, 2017.

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

Recent Accounting Pronouncements

We have reviewed all other FASB issued ASU accounting pronouncements and interpretations thereof that have effective dates during the period reported and in future periods. We have carefully considered the new pronouncements that alter the previous GAAP and do not believe that any new or modified principles will have a material impact on our reported financial position or operations in the near term.

NOTE 3—INVENTORIES

At September 30, 2017 and December 31, 2016, the inventory balances are composed of:

	2017	2016
Machinery & Equipment	$445,795	$-
Parts	120,144	-
	$565,939	$-

NOTE 4—PROPERTY AND EQUIPMENT

Property and equipment consist of the following at September 30, 2017 and December 31, 2016:

Classification	September 30, 2017	December 31, 2016
Buildings and improvements	$1,338	$-
Equipment and machinery	3,349,688	-
Tractors	2,658,720	-
Trucks and other vehicles	1,419,545	-
Total	7,429,291	-
Less: Accumulated depreciation	(912,168)	-
Property and equipment, net	$6,517,123	$-

Depreciation expense for the period of March 3, 2017 through September 30, 2017 totaled $934,484.

NOTE 5—ACQUISITION

On March 3, 2017, our wholly-owned subsidiary 1847 Neese entered into a stock purchase agreement with Neese and Alan Neese and Katherine Neese, pursuant to which 1847 Neese acquired all of the issued and outstanding capital stock of Neese for an aggregate purchase price of: (i) $2,225,000 in cash (subject to certain adjustments); (ii) 450 shares of the common stock of 1847 Neese, constituting 45% of its capital stock; (iii) the issuance of a vesting promissory note in the principal amount of $1,875,000; and (iv) the issuance of a short-term promissory note in the principal amount of $1,025,000.

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

Provisional Purchase Consideration

Amount of consideration:	$6,140,000

Assets acquired and liabilities assumed at preliminary fair value
Cash	$338,000
Accounts receivable	157,000
Prepaid taxes	311,000
Inventories	1,038,000
Financing costs	52,000
Property and equipment	6,900,000
Other assets	85,000
Accounts payable and accrued expenses	(175,000)
Uncertain tax position	(129,000)
Deferred tax liability	(2,135,000)
Other liabilities	(28,000)
Net tangible assets acquired	$6,414,000

Identifiable intangible assets
Intangible assets *	$-
Total Identifiable Intangible Assets	$-

Total net assets acquired	$6,414,000
Consideration paid	6,140,000
Preliminary gain on bargain purchase	$274,000

*We are reviewing for potential intangible assets, which may potentially change the intangible assets.

The following presents the unaudited pro-forma combined results of operations of our company with Neese as if the entities were combined on January 1, 2016.

	For the Three Months Ended September 30,
	2017	2016
Revenues, net	$1,205,121	$1,555,096
Net income (loss) allocable to common shareholders	$(745,458)	$321,429
Net income (loss) per share	$(0.24)	$0.10
Weighted average number of shares outstanding	3,115,500	3,115,500

	For the Nine Months Ended September 30,
	2017	2016
Revenues, net	$4,838,286	$5,007,645
Net income (loss) allocable to common shareholders	$(876,683)	$(120,071)
Net income (loss) per share	$(0.28)	$(0.04)
Weighted average number of shares outstanding	3,115,500	3,115,500

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

NOTE 6—LINE OF CREDIT

On September 26, 2017, the company and its subsidiary, 1847 Neese, Inc, as co-borrowers (collectively, the “Borrowers”), entered into a loan and security agreement (the “Home State Bank Loan Agreement”), with Home State Bank, an Iowa state chartered bank (“Home State Bank”), governing a new revolving credit facility in a principal amount not to exceed $1,000,000 (the “Credit Facility”). The Home State Bank Loan Agreement is available for working capital and other general business purposes. Availability of borrowings under the Credit Facility from time to time is subject to discretionary advances approved by Home State Bank. The outstanding principal balance amounted to $350,000 as of September 30, 2017 and the Credit Facility bears interest at 4.85%. The note is due September 1, 2018

NOTE 7—NOTES PAYABLE

Notes payable at September 30, 2017 and December 31, 2016 are summarized as follows:

	September 30, 2017	December 31, 2016
2018 Kenworth	$75,737	$-
2017 Versatile 450 I	160,329	-
2107 Versatile 450 II	160,329	-
	396,395	-
Current Portion	72,587	-
Total Non-Current	$323,808	$-

On July 21, 2017, the Company and its subsidiary, 1847 Neese, Inc, entered into a $76,806 promissory note with Home State Bank, secured by a 2018 Kenworth T800 Semi Tractor, bearing interest at 4.5%, amortized over 5 years, payable in monthly installments of principal and interest of $1,434 due August 1, 2022.

On September 18, 2017, the Company and its subsidiary, 1847 Neese, Inc, entered into a $160,329 promissory note with Home State Bank, secured by a 2017 Versatile 450 Tractor, bearing interest at 4.5%, amortized over 5 years, payable in monthly installments of principal and interest of $2,990 due September 20, 2022.

On September 18, 2017, the Company and its subsidiary, 1847 Neese, Inc, entered into a $160,329 promissory note with Home State Bank, secured by a 2017 Versatile 450 Tractor, bearing interest at 4.5%, amortized over 5 years, payable in monthly installments of principal and interest of $2,990 due September 20, 2022.

At September 30, 2017, annual minimum future lease payments under the promissory notes are as follows:

Amount
For the year ending December 31,
2017 (remainder of the year)	$17,842
2018	73,407
2019	76,779
2020	80,307
2021	83,996
2022	64,064
Total payments	395,395
Less current portion of principal payments	72,587
Long-term portion of principal payments	$323,808

NOTE 8—PROMISSORY NOTES

Vesting Promissory Note

As noted above, a portion of the purchase price for the acquisition of Neese was paid by the issuance of a vesting promissory note in the principal amount of $1,875,000 by 1847 Neese and Neese to the sellers of Neese. Payment of the principal and accrued interest on the vesting promissory note is subject to vesting and a contingent consideration subject to fair market valuation adjustment at each reporting period. The vesting promissory note bears interest on the vested portion of the principal amount at the rate of eight percent (8%) per annum and is due and payable in full on September 30, 2020 (the “Maturity Date”). The principal of the vesting promissory note vests in accordance with the following formula:

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

NOTE 9—CAPITALIZED LEASES

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

On June 14, 2017, the parties entered into a first amendment to lease documents, pursuant to which the parties agreed to, among other things, extend the term of the master lease agreement from 51 months to 57 months and amend the payments due thereunder. Under the amendment, the Lessee agreed to pay a monthly rent of $53,000 for the first ten (10) months, with such amount increasing to $85,321.63 for the remaining forty-seven (47) months. In connection with the extension of the term of the master lease agreement, the parties also amended the schedule of stipulated loss values and early termination payment schedule attached thereto. In connection with the amendment, the Lessee agreed to pay the Lessor an amendment fee of $2,500.

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

The assets and liabilities under the master lease agreement are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets, with costs of approximately $6.9 million as of September 30, 2017, net of accumulated amortization of approximately $.5 million as of September 30, 2017. Amortization of assets under capital leases is included in depreciation expense.

The Company adopted ASU 2015-03 by deducting $206,247 of debt issuance costs from the long-term portion of the capital lease. Amortization of debt issuance costs of $12,132 for the three months ended September 30, 2017 and $26,606 for the period March 3 to September 30, 2017 have been added to interest expense.

At September 30, 2017, annual minimum future lease payments under this capital lease are as follows:

Amount
For the year ending December 31,
2017 (remainder of the year)	$159,000
2018	991,537
2019	1,023,860
2020	1,023,860
2021	1,023,860
Total minimum lease payments	4,222,117
Less amount representing interest	1,089,863
Present value of minimum lease payments	3,132,254
Less current portion of minimum lease	480,352
Less debt issuance costs, net	179,641
Long-term present value of minimum lease payment	$2,472,261

The interest rate on the capitalized lease is approximately 13.4% and is imputed based on the lower of our incremental borrowings rate at the inception of each lease or the lessor’s implicit rate of return.

NOTE 10—RELATED PARTIES

Management Services Agreement

On April 15, 2013, our company and 1847 Partners LLC (“our manager”), entered into a management services agreement, pursuant to which we are required to pay our manager a quarterly management fee equal to 0.5% (2.0% annualized) of our adjusted net assets for services performed.

On September 15, 2013, the parties entered into an amendment to the management services agreement that provides that in lieu of paying a quarterly management fee under the management services agreement based upon the adjusted net assets of our management consulting business, we will pay our manager a flat quarterly fee equal to $43,750. This amendment only applies to our management consulting business and does not apply to Neese or any businesses that we acquire in the future.

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

The services provided by our manager include: conducting general and administrative supervision and oversight of 1847 Neese’s day-to-day business and operations, including, but not limited to, recruiting and hiring of personnel, administration of personnel and personnel benefits, development of administrative policies and procedures, establishment and management of banking services, managing and arranging for the maintaining of liability insurance, arranging for equipment rental, maintenance of all necessary permits and licenses, acquisition of any additional licenses and permits that become necessary, participation in risk management policies and procedures; and overseeing and consulting with respect to 1847 Neese’s business and operational strategies, the implementation of such strategies and the evaluation of such strategies, including, but not limited to, strategies with respect to capital expenditure and expansion programs, acquisitions or dispositions and product or service lines. The Company expensed $145,833 in management fee for the period of March 3, 2017 through September 30, 2017.

Advances

From time to time, our company has received advances from certain of its officers and related parties to meet short-term working capital needs. As of September 30, 2017 and December 31, 2016, a total of $112,646 and $108,878 advances from related parties are outstanding. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

As of September 30, 2017, 1847 Partners, LLC has funded the company $36,325 in related party advances. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

NOTE 11—EQUITY

Allocation shares

As of September 30, 2017 and December 31, 2016, we had authorized and outstanding 1,000 allocation shares. These allocation shares do not entitle the holder thereof to vote on any matter relating to our company other than in connection with amendments to our operating agreement and in connection with certain other corporate transactions as specified in our operating agreement.

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

Common shares

We have authorized 500,000,000 common shares as of September 30, 2017 and December 31, 2016 and we had 3,115,500 common shares issued and outstanding. The common shares entitle the holder thereof to one vote per share on all matters coming before the shareholders of our company for a vote.

During the period ended September 30, 2017, we did not issue any equity securities.

Noncontrolling Interests

Our company owns 55.0% of 1847 Neese. For financial interests in which our company owns a controlling financial interest, our company applies the provisions of ASC 810, which are applicable to reporting the equity and net income or loss attributable to noncontrolling interests. The results of 1847 Neese are included in the consolidated statement of income. The net loss attributable to the 45% non-controlling interest of the subsidiary amount to $548,256 for the period March 3, 2017 through September 30, 2017.

NOTE 12—COMMITMENTS AND CONTINGENCIES

Proposed Acquisition of Fitness CF Clubs

On July 7, 2017, 1847 Fitness, Inc. (“1847 Fitness”), a newly-formed subsidiary of our company, entered into a membership interest purchase agreement (the “Fitness CF Purchase Agreement”) with Central Florida Health Clubs, LLC d/b/a Gold’s Gym Orlando, a Florida limited liability company, CLFL, LLC d/b/a Gold’s Gym Clermont, a Florida limited liability company, MTDR LLC d/b/a Gold’s Gym Mt. Dora, a Florida limited liability company, SCFL, LLC d/b/a Gold’s Gym St. Cloud, a Florida limited liability company (collectively, the “Companies”), and the sellers set forth in Exhibit A to the Fitness CF Purchase Agreement, pursuant to which 1847 Fitness will acquire all of the issued and outstanding equity interests in the Companies for an aggregate purchase price of: (i) $14,000,000 in cash (subject to adjustment as described below); (ii) the Gross-Up Amount (as defined below); (iii) 135 shares of the common stock, $0.001 par value, of 1847 Fitness (the “Shares”), constituting 13.5% of the capital stock of 1847 Fitness; and (iv) the issuance of promissory notes in the aggregate principal amount of $1,000,000, in the form and upon such terms as are mutually agreed upon by the parties before the closing date. The “Gross-Up Amount” means the amount the cash portion of the purchase price will be increased, up to a maximum of $238,000, if, subsequent to the date of the stock purchase agreement and prior to the closing date, any seller who receives Shares determines that he or it will incur a federal tax liability resulting from the receipt of Shares as a portion of the purchase price.

The cash portion of the purchase price is subject to several pre-closing adjustments. If the Companies’ working capital is less than -$40,000, then the cash portion of the purchase price will be reduced by an amount equal to such difference. In addition, the cash portion will be decreased by the amount of any outstanding indebtedness of the Companies existing as of the closing date. Finally, if the Companies complete the acquisition of an additional fitness club located in Clermont, Florida, then the cash portion will be increased by an amount equal to 125% of the capitalized costs associated with the new club.

The cash portion of the purchase price is also subject to a post-closing working capital adjustment provision. Under this provision, the cash portion of the purchase price will be adjusted upward if the working capital reflected in the final certified balance sheet of the Companies as of a date on or about the closing date exceeds the working capital reflected in the preliminary balance sheet of the Companies. The cash portion of the purchase price will be adjusted downward if the working capital reflected in the final certified balance sheet of the Companies as of a date on or about the closing date is less than the working capital reflected in the preliminary balance sheet of the Companies. In each case, the working capital adjustment will be calculated in accordance with the working capital details specified in the Fitness CF Purchase Agreement.

The Fitness CF Purchase Agreement contains customary representations, warranties and covenants, including a covenant that the sellers will not compete with the business of Companies for a period of three (3) years following closing. The Fitness CF Purchase Agreementalso contains mutual indemnification for breaches of representations or warranties and failure to perform covenants or obligations contained in the Fitness CF Purchase Agreement. In the case of the indemnification provided by the sellers with respect to breaches of certain non-fundamental representations and warranties, the sellers will only become liable for indemnified losses if the amount exceeds $150,000, whereupon they will be liable for all losses relating back to the first dollar. Furthermore, the liability of the sellers for breaches of certain non-fundamental representations and warranties shall not exceed the purchase price payable under the Fitness CF Purchase Agreement.

The closing of the Fitness CF Purchase Agreementis subject to customary closing conditions, including, without limitation: (1) the completion of business, accounting and legal due diligence investigations; the receipt of all authorizations, consents and approvals of all governmental authorities or agencies; (2) the receipt of any required consents of any third parties; the release of any security interests; and (3) delivery of all documents required for the transfer of shares of the Companies to 1847 Fitness.

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

 Future minimum lease payments are approximately as follows:

Year Ending December 31,	Operating Leases
2017 (remainder of the year)	$25,000
2018	100,000
2019	100,000
2020	100,000
2021	100,000
thereafter	525,000
Total minimum lease payments	$950,000

Corporate office

An office space has been leased on a month-by-month basis.

The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 13—SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10), our company has analyzed its operations subsequent to September 30, 2017 to the date these financial statements were issued, and has determined that, except as set forth below, it does not have any material subsequent events to disclose in these financial statements.

1847 Management

On October 3, 2017, our board of directors determined to discontinue our management consulting business operated by 1847 Management in order to devote more time and resources to Neese and future acquisitions.

Master Lease Agreement

On October 31, 2017, 1847 Neese and Neese (together, the “Lessee”) entered into a second equipment schedule under the master lease agreement with Utica (“Lessor”), pursuant to which, the Lessor loaned the Lessee an aggregate of $980,000 for certain of 1847 Neese’s equipment. The term is 51 months and monthly payments are $25,807.

Line of Credit

In October 2017, the company had an additional advance of $125,000 under the Home State Bank Loan Agreement (see Note 6).

Fitness CF Purchase Agreement

On November 7, 2017, 1847 Fitness and the Companies entered into Amendment No. 1 to the Fitness CF Purchase Agreement, pursuant to which the parties amended the Fitness CF Purchase Agreement to provide for an additional pre-closing adjustment to the cash portion of the purchase price. Under this new provision, the cash portion of the purchase price will be increased by an amount equal to the aggregate amounts actually paid by MTDR LLC and CLFL, LLC to third parties on or prior to the closing date for locker room renovations; provided, however that the amount of such increase shall not exceed $100,000 in the aggregate; and provided, further, that the amount of such increase shall be reduced, on a dollar for dollar basis, to the extent that the sellers directly receive the benefit of any of the annual fee billings due from MTDR LLC’s and CLFL, LLC’s members in January 2018. The Fitness CF Purchase Agreement was also amended to provide that the Company shall loan $6,407,407 to 1847 Fitness prior to closing, rather than contribute such amount as a capital contribution to 1847 Fitness.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

•	“1847,” “we,” “our” and “our company” refer to 1847 Holdings LLC, a Delaware limited liability company, and its consolidated subsidiaries;

•	“1847 Neese” refers to our majority-owned subsidiary 1847 Neese Inc., a Delaware corporation;

•	“Neese” refers to 1847 Neese’s wholly-owned subsidiary Neese, Inc., an Iowa corporation;

•	“our manager” refers to 1847 Partners LLC, a Delaware limited liability company;

•	“our shareholders” refers to holders of our common shares;

•	“our businesses” or “our future businesses” refers, collectively, to our land application business and the businesses in which we may own a controlling interest from time to time in the future;

•	“SEC” refers to the Securities and Exchange Commission;

•	“Securities Act” refers to the Securities Act of 1933, as amended; and

•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

Special Note Regarding Forward Looking Statements

Certain information contained in this report includes forward-looking statements. The statements herein which are not historical reflect our current expectations and projections about our company’s future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to our company and our management and our interpretation of what is believed to be significant factors affecting the businesses, including many assumptions regarding future events. The following factors, among others, may affect our forward-looking statements:

•	our ability to successfully integrate Neese’s land application business;

•	our ability to successfully identify and acquire additional businesses, and to operate such businesses that we may acquire in the future and to effectively integrate and improve such businesses;

•	our organizational structure, which may limit our ability to meet our dividend and distribution policy;

•	our ability to service and comply with the terms of indebtedness that we expect to incur in the future;

•	our cash flow available for distribution and our ability to make monthly distributions in the future to our shareholders;

•	our ability to pay the management fee, profit allocation and put price when due;

•	labor disputes, strikes or other employee disputes or grievances;

•	our ability to implement our acquisition and management strategies;

•	the regulatory environment in which our businesses may operate under;

•	trends in the industries in which our businesses may operate;

•	operational costs and expenses, including, energy and labor costs;

•	the competitive environment in which our businesses will operate;

•	changes in general economic or business conditions or economic or demographic trends in the United States including changes in interest rates and inflation;

•	our and our manager’s ability to retain or replace qualified employees of our future businesses and our manager;

•	casualties, condemnation or catastrophic failures with respect to any of our future business’ facilities;

•	costs and effects of legal and administrative proceedings, settlements, investigations and claims; and

•	extraordinary or force majeure events affecting the business or operations of our future businesses.

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. Actual results, performance, liquidity, financial condition, prospects and opportunities could differ materially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors, including the ability to raise sufficient capital to continue our company’s operations. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” included in our Registration Statement on Form S-1, as amended, originally filed with the SEC on October 6, 2017 (registration no. 333-220844), and matters described in this report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will in fact occur.

Potential investors should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

Overview

We are an acquisition holding company focused on acquiring and managing a group of small businesses, which we characterize as those that have an enterprise value of less than $50 million, in a variety of different industries headquartered in North America. We are an emerging growth company formed as a limited liability company under the laws of the State of Delaware on January 22, 2013. Through our subsidiaries, we currently provide products and services to the agriculture, construction, lawn and garden industries, which we refer to as our land application business. We have also entered into an agreement to acquire four Florida health clubs and have plans to acquire additional small businesses in a variety of different industries. Through our structure, we plan to offer investors an opportunity to participate in the ownership and growth of a portfolio of businesses that traditionally have been owned and managed by private equity firms, private individuals or families, financial institutions or large conglomerates. We believe that our management and acquisition strategies will allow us to achieve our goals to begin making and growing regular monthly distributions to our shareholders and increasing shareholder value over time.

We seek to acquire controlling interests in small businesses that we believe operate in industries with long-term macroeconomic growth opportunities, and that have positive and stable earnings and cash flows, face minimal threats of technological or competitive obsolescence and have strong management teams largely in place. We believe that private company operators and corporate parents looking to sell their businesses will consider us to be an attractive purchaser of their businesses. Like we did when we acquired our land application business, we intend to make these future businesses our majority-owned subsidiaries and intend to actively manage and grow such businesses. We expect to improve our businesses over the long term through organic growth opportunities, add-on acquisitions and operational improvements.

We entered into a management services agreement with our manager on April 15, 2013, pursuant to which we are required to pay our manager a quarterly management fee equal to 0.5% (2.0% annualized) of our company’s adjusted net assets for services performed.

On March 3, 2017, in connection with the acquisition of Neese, 1847 Neese entered into an offsetting management services agreement with our manager. Pursuant to the offsetting management services agreement, 1847 Neese appointed the manager to provide certain services to it for a quarterly management fee equal to $62,500 per quarter; provided, however, that (i) pro rated payments shall be made in the first quarter and the last quarter of the term, (ii) if the aggregate amount of management fees paid or to be paid by 1847 Neese, together with all other management fees paid or to be paid by all other subsidiaries of our company to our manager, in each case, with respect to any fiscal year exceeds, or is expected to exceed, 9.5% of our gross income with respect to such fiscal year, then the management fee to be paid by 1847 Neese for any remaining fiscal quarters in such fiscal year shall be reduced, on a pro rata basis determined by reference to the management fees to be paid to our manager by all of the subsidiaries of our company, until the aggregate amount of the management fee paid or to be paid by 1847 Neese, together with all other management fees paid or to be paid by all other subsidiaries of our company to our manager, in each case, with respect to such fiscal year, does not exceed 9.5% of our gross income with respect to such fiscal year, and (iii) if the aggregate amount the management fee paid or to be paid by 1847 Neese, together with all other management fees paid or to be paid by all other subsidiaries of our company to our manager, in each case, with respect to any fiscal quarter exceeds, or is expected to exceed, the aggregate amount of the management fee (before any adjustment thereto) calculated and payable under the management services agreement, which we refer to as the parent management fee, with respect to such fiscal quarter, then the management fee to be paid by 1847 Neese for such fiscal quarter shall be reduced, on a pro rata basis, until the aggregate amount of the management fee paid or to be paid by 1847 Neese, together with all other management fees paid or to be paid by all other subsidiaries of our company to our manager, in each case, with respect to such fiscal quarter, does not exceed the parent management fee calculated and payable with respect to such fiscal quarter.

Our Land Application Business

Through Neese, which we acquired on March 3, 2017, we provide a wide range of products and services for the agriculture, construction, lawn and garden industries. Neese’s revenue mix is composed of waste disposal and a variety of agricultural services, wholesaling of agricultural equipment and parts, local trucking services, various shop services, and other products and services. Services to the local agricultural and farming communities include manure spreading, land rolling, bin whipping, cleaning of bulk storage bins and silos, equipment rental, trucking, vacuuming, building erection, and others.

We believe that Neese will produce sufficient positive cash flows to enable us to make regular monthly distributions to our shareholders over the long term. Neese generated revenue of $8,024,603 and $9,067,353 for the fiscal years ended December 31, 2016 and 2015, respectively, and $4,838,286 and $5,007,645 for the nine months ended September 30, 2017 and 2016, respectively.

Neese was acquired pursuant to a stock purchase agreement that 1847 Neese entered into with Neese and Alan Neese and Katherine Neese on March 3, 2017. Pursuant to the stock purchase agreement, 1847 Neese acquired all of the issued and outstanding capital stock of Neese for an aggregate purchase price of $6,655,000, consisting of: (i) $2,225,000 in cash; (ii) 450 shares of the common stock of 1847 Neese, valued by the parties at $1,530,000, constituting 45% of its capital stock; (iii) the issuance of a vesting promissory note in the principal amount of $1,875,000; and (iv) the issuance of a short-term promissory note in the principal amount of $1,025,000 due March 3, 2018.

Proposed Acquisition of Fitness CF Clubs

On July 7, 2017, we entered into an agreement to acquire the following four Florida health clubs: (1) Central Florida Health Clubs, LLC d/b/a Fitness CF Orlando, a Florida limited liability company; (2) CLFL, LLC d/b/a Fitness CF Clermont, a Florida limited liability company; (3) MTDR LLC d/b/a Fitness CF Mt. Dora, a Florida limited liability company; and (4) SCFL, LLC d/b/a Fitness CF St. Cloud, a Florida limited liability company, collectively referred to as Fitness CF.

Fitness CF consists of four state-of-the-art fitness centers in and around Orlando, Florida. Each gym offers fitness equipment and training, a wide variety of nutrition and wellness programs, and amenities including a juice bar, tanning rooms, a pro shop, self-defense classes and childcare facilities. Fitness CF serves nearly 27,000 members across central Florida with its flagship facility - a 56,000-square-foot fitness center in Orlando - located just two miles from Universal Orlando Resort and seven miles from Disney World. Fitness CF’s other locations include a 47,800-square foot gym in Clermont, 30 miles west of Orlando; a 45,300-square-foot gym in Mount Dora, 40 miles northwest of Orlando; and a 42,100-square-foot gym in St. Cloud, 37 miles south of Orlando.

Fitness CF will be acquired pursuant to a membership interest purchase agreement that our wholly-owned subsidiary 1847 Fitness, Inc., or 1847 Fitness, entered into with Fitness CF and its owners on July 7, 2017, which was amended on November 7, 2017. Pursuant to the membership interest purchase agreement, 1847 Fitness will acquire all of the issued and outstanding equity interests in Fitness CF for an aggregate purchase price of $15,408,000 (assuming full payment of the Gross-Up Amount described below), consisting of: (i) $14,000,000 in cash (subject to adjustment); (ii) the Gross-Up Amount (as described below); (iii) 135 shares of the common stock of 1847 Fitness, valued by the parties at $170,000, constituting 13.5% of the capital stock of 1847 Fitness; and (iv) the issuance of promissory notes in the aggregate principal amount of $1,000,000, in the form and upon such terms as are mutually agreed upon by the parties before the closing date. The “Gross-Up Amount” means the amount the cash portion of the purchase price will be increased, up to a maximum of $238,000, if, subsequent to the date of the membership interest purchase agreement and prior to the closing date, any seller who receives shares of 1847 Fitness determines that he, she or it will incur a federal tax liability resulting from the receipt of shares as a portion of the purchase price. The closing of the Fitness CF transaction is expected to occur simultaneously with or promptly following the consummation of our underwritten public offering. Either party may terminate the membership interest purchase agreement if the closing does not occur by January 3, 2018.

Our Historic Management Consulting Business

On September 15, 2013, our subsidiary, 1847 Management Services, Inc., or 1847 Management, acquired a 50% interest in each of PPI Management Group, LLC and Christals Management LLC from our Chief Executive Officer and controlling shareholder, Ellery W. Roberts. Each of PPI Management Group, LLC and Christals Management LLC were management consulting and advisory firms. On October 3, 2017, our board of directors decided to discontinue our management consulting operations in order to devote more time and resources to Neese and our proposed acquisition of Fitness CF.

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

Results of Operations

Comparison of Three Months Ended September 30, 2017 and September 30, 2016

The following table sets forth key components of our results of operations during the three months ended September 30, 2017 and September 30, 2016, both in dollars and as a percentage of our revenues.

	Three Months Ended September 30, 2017 (Unaudited)		Three Months Ended September 30, 2016 (Unaudited)
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$1,205,121	100.0	$-	-
Cost of sales	1,563,475	129.7	-	-
Gross profit (loss)	(358,354)	(29.7)	-	-
General and administrative expenses	695,270	57.7	44,005	-
Net loss from operations	(1,053,624)	(87.4)	(44,005)
Other income (loss)
Financing costs	(12,132)	(1.0)	-	-
Interest expense	(174,868)	(14.5)	-	-
Gain on sale of fixed assets	87,701	7.2
Gain on bargain purchase	-	-	-	-
Total other income (loss)	(99,299)	(8.3)	-	-
Loss before income taxes	(1,152,923)	(95.7)	(44,005)	-
Provision for income taxes	(407,465)	(33.8)	-	-
Net loss	(745,458)	(61.9)	(44,005)	-
Net loss attributable to non-controlling interests	(274,561)	(22.8)	-	-
Net loss attributable company shareholders	$(470,897)	(39.1)	$(44,005)	-

Revenues. We did not generate revenues from our management consulting business for the three months ended September 30, 2017 or the three months ended September 30, 2016. Revenues from our land application business, which we acquired on March 3, 2017, were $1,205,121 for the three months ended September 30, 2017. Our land application business generates revenues through the provision of waste disposal and a variety of land application services, wholesaling of agricultural equipment and parts, local trucking services, various shop services, and other products and services.

Cost of sales. Our cost of sales for our land application business consists of the direct costs of our equipment parts, materials, depreciation expense as well as the cost of labor and overhead. Our total cost of sales was $1,563,475 for the three months ended September 30, 2017, as compared to $0 for the three months ended September 30, 2016.

Gross profit (loss) and gross margin. Our total gross loss of $358,354 for the three months ended September 30, 2017 was attributable solely to our land application business. Gross profit as a percentage of revenue (gross margin) was (29.7)% for the three months ended September 30, 2017. Revenue was adversely affected by dry weather in Neese’s trade area.  The dry weather resulted in a delay in the harvesting of crops.  Neese cannot begin its land application services until after the crops are harvested.  Additionally, cost of sales for the three months ended September 30, 2017 includes $484,484 of depreciation expense, a non-cash charge.

General and administrative expenses. Our general and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional advisor fees, bad debts reserve and other expenses incurred in connection with general operations. Our total general and administrative expenses increased by $651,265, to $695,270, for the three months ended September 30, 2017, from $44,005 for the three months ended September 30, 2016, primarily as a result of an increase in general and administrative expenses related to our land application business. As a percentage of revenues, general and administrative expenses was 57.7% for the three months ended September 30, 2017.

General and administrative expenses for our land application business amounted to $559,947 for the three months ended September 30, 2017. The primary components were labor and related costs of $304,497, professional fees primarily in conjunction with the sale to 1847 Neese of $109,054 and management fees of $145,833. As a percentage of revenues, general and administrative expenses for our land application business amounted to 42.6% for the three months ended September 30, 2017.

General and administrative expenses for our management consulting business increased by $174, or 0.003%, to $44,179 for the three months ended September 30, 2017, from $44,005 for the three months ended September 30, 2016. The nominal increase was due to professional fees compared to the prior year period.

In addition to the operating expenses discussed above, pursuant to the management services agreement, our company will pay our manager a quarterly management fee equal to 0.5% (2.0% annualized) of our adjusted net assets, which is defined in the management services agreement. The amount of the management fee payable will be reduced by the aggregate amount of any offsetting management fees, if any, received by our manager from 1847 Neese or any of the businesses that we may acquire in the future.

Total other income (loss). We had $99,299 in total other loss for the three months ended September 30, 2017, as compared to other income of $0 for the three months ended September 30, 2016. Other loss in the three months ended September 30, 2017 consisted of interest expense and amortization of financing costs of $174,868 and $12,132, respectively, related to the Neese financings and a gain on sale of fixed assets of $87,701.

Loss before income taxes. Our loss before income taxes increased by $1,108,918 to $1,152,923 for the three months ended September 30, 2017 from a net loss before taxes of $44,005 for the three months ended September 30, 2016, as a result of the factors described above.

Net loss attributable to company shareholders. As a result of the cumulative effect of the factors described above, our net loss attributable to our shareholders increased by $426,892, or 970%, to $470,897 for the three months ended September 30, 2017, from a net loss of $44,005 for the three months ended September 30, 2016.

Comparison of Nine Months Ended September 30, 2017 and September 30, 2016

The following table sets forth key components of our results of operations during the nine months ended September 30, 2017 and September 30, 2016, both in dollars and as a percentage of our revenues.

	Nine Months Ended September 30, 2017 (Unaudited)		Nine Months Ended September 30, 2016 (Unaudited)
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$3,655,090	100.0	$-	-
Cost of sales	3,835,893	105.0	-	-
Gross profit (loss)	(180,803)	(5.0)	-	-
General and administrative expenses	1,499,673	41.0	127,964	-
Net loss from operations	(1,680,476)	(46.0)	(127,964)
Other income (loss)
Financing costs	(26,606)	(0.7)	-	-
Interest expense	(402,547)	(11.0)	-	-
Gain on sale of fixed assets	87,701	2.4
Gain on acquisition	274,281	7.5	-	-
Total other income (loss)	(67,171)	(1.8)	-	-
Loss before income taxes	(1,747,647)	(47.8)	(127,964)	-
Provision for income taxes	(666,788)	(18.2)	-	-
Net loss	(1,080,859)	(29.6)	(127,964)	-
Net loss attributable to non-controlling interests	(548,256)	(15.0)	-	-
Net loss attributable company shareholders	$(532,603)	(14.6)	$(127,964)	-

Revenues. We did not generate revenues from our management consulting business for the nine months ended September 30, 2017 or the nine months ended September 30, 2016. Revenues from our land application business, which we acquired on March 3, 2017, were $3,655,090 for the nine months ended September 30, 2017.

Cost of sales. Our cost of sales, attributable to our land application business, was $3,835,893 for the nine months ended September 30, 2017, as compared to $0 for the nine months ended September 30, 2016.

Gross profit (loss) and gross margin. Our total gross loss of $180,803 for the nine months ended September 30, 2017 was attributable solely to our land application business. Gross profit as a percentage of revenue (gross margin) was (5.0)% for the nine months ended September 30, 2017. Revenue was adversely affected by dry weather in Neese’s trade area.  The dry weather resulted in a delay in the harvesting of crops.  Neese cannot begin its land application services until after the crops are harvested.  Additionally, cost of sales for the nine months ended September 30, 2017 includes $934,484 of depreciation expense, a non-cash charge.

General and administrative expenses. Our total general and administrative expenses increased by $1,371,709 to $1,499,673 for the nine months ended September 30, 2017, from $127,964 for the nine months ended September 30, 2016. As a percentage of revenues, general and administrative expenses was 41.0% for the nine months ended September 30, 2017.

General and administrative expenses for our land application business amounted to $1,347,440 for the nine months ended September 30, 2017. The primary components were labor and related costs of $773,132, professional fees primarily in conjunction with the sale to 1847 Neese of $194,133, and management fees of $145,833. As a percentage of revenues, general and administrative expenses for our land application business amounted to 36.2% for the nine months ended September 30, 2017.

General and administrative expenses for our management consulting business increased by $8,830, or 6.9%, to $136,794 for the nine months ended September 30, 2017, from $127,964 for the nine months ended September 30, 2016. The nominal increase was due to professional fees compared to the prior year period.

Total other income (loss). We had $67,171 in total other loss for the nine months ended September 30, 2017, as compared to other income of $0 for the nine months ended September 30, 2016. Other loss in the nine months ended September 30, 2017 consisted of a $274,281 bargain purchase gain from the acquisition of Neese, a gain on sale of fixed assets of $87,701, and interest expense and amortization of financing costs of $402,547 and $26,606, respectively, related to the Neese financings.

Loss before income taxes. Our loss before income taxes increased by $1,619,683 to $1,747,647 for the nine months ended September 30, 2017 from a net loss before taxes of $127,964 for the nine months ended September 30, 2016, as a result of the factors described above.

Net loss attributable to company shareholders. As a result of the cumulative effect of the factors described above, our net loss attributable to our shareholders decreased by $404,639 to $532,603 for the nine months ended September 30, 2017, from a net loss of $127,964 for the nine months ended September 30, 2016.

Liquidity and Capital Resources

As of September 30, 2017, we had cash and cash equivalents of $286,825. To date, we have financed our operations primarily through cash flow from operations, augmented by cash proceeds from financing activities, short-term borrowings and equity contributions by our shareholders.

The following table provides detailed information about our net cash flow for the period indicated.

Cash Flow

(unaudited)

	Nine Months Ended September 30,
	2017	2016
Net used in operating activities	$(200,125)	$(9,028)
Net cash used in investing activities	(37,755)	-
Net cash provided by financing activities	524,705	8,650
Net increase (decrease) in cash and cash equivalents	286,825	(378)
Cash at beginning of period	-	415
Cash at end of period	$286,825	$37

Operating Activities

Net cash used in operating activities was $200,125 for the nine months ended September 30, 2017, as compared to $9,028 net cash used in operating activities for the nine months ended September 30, 2016. For the nine months ended September 30, 2017, the net loss of $1,080,859, offset by depreciation of $934,484 and amortization of financing costs of $26,606, and adjusted for a gain on sale of fixed assets of $87,701 and a gain on acquisition of $274,281, an increase in current assets, net, of $360,582 and an increase in current liabilities, net, of $78,956 were the primary drivers of the cash provided by operating activities. For the nine months ended September 30, 2016, the net loss of $127,964 net of an increase in current liabilities of $118,936 were the primary drivers of the cash used in operating activities.

Investing Activities

Net cash used in investing activities was $37,755 for the nine months end September 30, 2017, consisting of $338,411 from the acquisition of Neese and $365,472 from the proceeds of fixed assets from March 3, 2017 through September 30, 2017, offset by the purchase of $741,638 in equipment for Neese. There was no investing activity in the nine months ended September 30, 2016.

Financing Activities

Net cash provided by financing activities was $524,705 for the nine months ended September 30, 2017, as compared to $8,650 net cash provided by financing activities for the nine months ended September 30, 2016. For the nine months ended September 30, 2017, net cash provided by financing activities consisted of proceeds from a line of credit of $350,000 and proceeds from a note payable of $396,395, financing costs payments related to the acquisition of Neese of $153,947, principal payments on the capital lease of $107,746 and advances received from related party of $40,003. For the nine months ended September 30, 2016, net cash provided by financing activities consisted of $8,650 of advances from related party.

Vesting Promissory Note

A portion of the purchase price for the acquisition of Neese was paid by the issuance of a vesting promissory note in the principal amount of $1,875,000 by 1847 Neese and Neese to the sellers of Neese. Payment of the principal and accrued interest on the vesting promissory note is subject to vesting and a contingent consideration subject to fair market valuation adjustment at each reporting period. The vesting promissory note bears interest on the vested portion of the principal amount at the rate of eight percent (8%) per annum and is due and payable in full on June 30, 2020. The principal of the vesting promissory note vests in accordance with the following formula:

•	Fiscal Year 2017: If Adjusted EBITDA for the fiscal year ending December 31, 2017 exceeds an Adjusted EBITDA target of $1,300,000 (referred to as the Adjusted EBITDA Target), then a portion of the principal amount of the vesting promissory note that is equal to sixty percent (60%) of such excess shall vest. Interest shall be payable on such vested portion of principal from January 1, 2017 through the maturity date.

•	Fiscal Year 2018: If Adjusted EBITDA for the fiscal year ending December 31, 2018 exceeds the Adjusted EBITDA Target, then a portion of the principal amount of the vesting promissory note that is equal to sixty percent (60%) of such excess shall vest. Interest shall be payable on such vested portion of principal from January 1, 2018 through the maturity date.

•	Fiscal Year 2019: If Adjusted EBITDA for the fiscal year ending December 31, 2019 exceeds the Adjusted EBITDA Target, then a portion of the principal amount of the vesting promissory note that is equal to sixty percent (60%) of such excess shall vest. Interest shall be payable on such vested portion of principal from January 1, 2019 through the maturity date.

For purposes of the vesting promissory note, “Adjusted EBITDA” means the earnings before interest, taxes, depreciation and amortization expenses, in accordance with accounting principles generally accepted in the United States, or GAAP, applied on a basis consistent with the accounting policies, practices and procedures used to prepare the financial statements of Neese as of the closing date, plus to the extent deducted in calculating such net income: (i) all expenses related to the transactions contemplated hereby and/or potential or completed future financings or acquisitions, including legal, accounting, due diligence and investment banking fees and expenses; (ii) all management fees, allocations or corporate overhead (including executive compensation) or other administrative costs that arise from the ownership of Neese by 1847 Neese including allocations of supervisory, centralized or other parent-level expense items; (iii) one-time extraordinary expenses or losses; and (iv) any reserves or adjustments to reserves which are not consistent with GAAP. Additionally, for purposes of calculating Adjusted EBITDA, the purchase and sales prices of goods and services sold by or purchased by Neese to or from 1847 Neese, its subsidiaries or affiliates shall be adjusted to reflect the amounts that Neese would have realized or paid if dealing with an independent third-party in an arm’s-length commercial transaction, and inventory items shall be properly categorized as such and shall not be expenses until such inventory is sold or consumed.

The vesting promissory note contains customary events of default, including in the event of: (i) non-payment; (ii) a default by 1847 Neese or Neese of any of their covenants under the stock purchase agreement, the vesting promissory note, or any other agreement entered into in connection with the acquisition of Neese, or a breach of any of their representations or warranties under such documents; or (iii) the bankruptcy of 1847 Neese or Neese.

Line of Credit

On September 26, 2017, our company and its subsidiary, 1847 Neese, as co-borrowers, entered into a loan and security agreement with Home State Bank, an Iowa state chartered bank, or Home State Bank, governing a new revolving credit facility in a principal amount not to exceed $1,000,000. This loan is available for working capital and other general business purposes. Availability of borrowings under this loan agreement from time to time is subject to discretionary advances approved by Home State Bank. The outstanding principal balance amounted to $350,000 as of September 30, 2017 and the loan bears interest at 4.85%. The loan is due September 1, 2018.

Notes Payable

On July 21, 2017, our company and its subsidiary, 1847 Neese, entered into a $76,806 promissory note with Home State Bank, secured by a 2018 Kenworth T800 Semi Tractor, bearing interest at 4.5%, amortized over 5 years, payable in monthly installments of principal and interest of $1,434 due August 1, 2022.

On September 18, 2017, our company and its subsidiary, 1847 Neese, entered into two $160,329 promissory notes (totaling $320,658) with Home State Bank, secured by two 2017 Versatile 450 Tractors, bearing interest at 4.5%, amortized over 5 years, payable in monthly installments of principal and interest of $5,980 due September 20, 2022.

Short-Term Promissory Note

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

Master Lease Agreement

The cash portion of the purchase price for the acquisition of Neese was financed under a capital lease transaction for Neese’s equipment with Utica Leaseco, LLC, or the Lessor, pursuant to a master lease agreement, dated March 3, 2017, between the Lessor and 1847 Neese and Neese, as co-lessees (collectively, referred to as the Lessee). Under the master lease agreement, the Lessor loaned an aggregate of $3,240,000 for certain of Neese’s equipment listed therein, which it leases to the Lessee. The initial term of the master lease agreement was for 51 months. Under the master lease agreement, the Lessee agreed to pay a monthly rent of $53,000 for the first three (3) months, with such amount increasing to $85,321.63 for the remaining forty-eight (48) months.

On June 14, 2017, the parties entered into a first amendment to lease documents, pursuant to which the parties agreed to, among other things, extend the term of the master lease agreement from 51 months to 57 months and amend the payments due thereunder. Under the amendment, the Lessee agreed to pay a monthly rent of $53,000 for the first ten (10) months, with such amount increasing to $85,321.63 for the remaining forty-seven (47) months. In connection with the extension of the term of the master lease agreement, the parties also amended the schedule of stipulated loss values and early termination payment schedule attached thereto. In connection with the amendment, the Lessee agreed to pay the Lessor an amendment fee of $2,500.

On October 31, 2017, the Lessee and the Lessor entered into a second equipment schedule to the master lease agreement, pursuant to which the Lessor loaned an aggregate of $980,000 for certain of Neese’s equipment listed therein. The term of the second equipment schedule is 51 months and agreed monthly payments are $25,807.

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

Our primary use of funds will be for future acquisitions, public company expenses including monthly distributions to our shareholders, investments in future acquisitions, payments to our manager pursuant to the management services agreement, potential payment of profit allocation to our manager and potential put price to our manager in respect of the allocation shares it owns. The management fee, expenses, potential profit allocation and potential put price are paid before monthly distributions to shareholders and may be significant and exceed the funds held by our company, which may require our company to dispose of assets or incur debt to fund such expenditures. See the section entitled “Item 1. Business—Our Manager” included in our Annual Report on Form 10-K for the year ended December 31, 2016 for more information concerning the management fee, the profit allocation and put price.

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

Our manager, as holder of 100% of our allocation shares, is entitled to receive a twenty percent (20%) profit allocation as a form of preferred equity distribution that is subject to an annual hurdle rate of eight percent (8%) with respect to distributions to our shareholders. The determination of the amount of profit allocation is dependent on a number of factors, including the amount of monthly distributions to our shareholders, the operating results of our businesses and the market value of our common shares outstanding. We cannot determine the amount of profit allocation that will be paid to our manager because the factors impacting the determination of the profit allocation cannot be estimated or predicted with any degree of certainty. As an initial matter, these factors will fluctuate substantially during the period prior to the first calculation of profit allocation and, therefore, these factors will fluctuate from quarter to quarter. These fluctuations will significantly impact the amount of profit allocation to be paid to our manager. The amount of profit allocation may represent a significant cash payment and is senior in right to payments of distributions to our shareholders. Therefore, the amount of profit allocation paid, when paid, will reduce the amount of cash available to our company for its operating and investing activities, including future acquisitions. See the section entitled “Item 1. Business—Our Manager—Our Manager as an Equity Holder—Manager’s Profit Allocation” included in our Annual Report on Form 10-K for the year ended December 31, 2016 for more information on the calculation of the profit allocation.

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

Dividend and Distribution Policy

We will pursue a policy of making regular monthly distributions on our outstanding common shares. Our board of directors currently intends to declare and pay our first monthly distribution on January 1, 2018. The declaration and payment of our first monthly distribution if declared, and the amount of any future distributions will be subject to the approval of our board of directors, and will be based on the results of operations of our operating subsidiaries and the desire to provide sustainable distributions to our shareholders.

Our distribution policy will be based on the liquidity and capital of our businesses and on our intention to pay out as distributions to our shareholders most of the cash resulting from the ordinary operation of the businesses, and not to retain significant cash balances in excess of what is prudent for our company or our businesses, or as may be prudent for the consummation of attractive acquisition opportunities. If our strategy is successful, we expect to maintain and increase the level of monthly distributions to shareholders in the future.

The declaration and payment of our initial distribution and any future monthly distribution will be subject to the approval of our board of directors. Our board of directors will take into account such matters as general business conditions, our financial condition, results of operations, capital requirements and any contractual, legal and regulatory restrictions on the payment of distributions by us to our shareholders or by our subsidiaries to us, and any other factors that the board of directors deems relevant. However, even if our board of directors were to decide to declare and pay distributions, our ability to pay such distributions may be adversely impacted due to unknown liabilities, government regulations, financial covenants of the debt of the company, funds needed for acquisitions and to satisfy short- and long-term working capital needs of our businesses, or if our operating subsidiaries do not generate sufficient earnings and cash flow to support the payment of such distributions. In particular, we may incur debt in the future to acquire new businesses, which debt will have substantial debt commitments, which must be satisfied before we can make distributions. These factors could affect our ability to continue to make monthly distributions.

We may use cash flow from our operating subsidiaries, capital resources of our company, including borrowings under any third-party credit facility that we establish, or reduction in equity to pay a distribution. See “Material U.S. Federal Income Tax Considerations” included in our Registration Statement on Form S-1, as amended, originally filed with the SEC on October 6, 2017 (registration no. 333-220844) for more information about the tax treatment of distributions to our shareholders.

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

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements:

Revenue Recognition. We recognize revenue when it is realized or realizable and earned. Specifically, revenue will be recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) service has occurred, customer acceptance has been achieved; (3) our selling price to the buyer is fixed and determinable; and (4) collection is reasonably assured. Our company recognizes revenue when services have been provided and collection is reasonably assured.

Inventory. Inventory consists of finished products acquired for resale and is valued at the lower-of-cost-or-market with cost determined on a specific item basis.

Property and Equipment. Property and equipment is stated at cost. Depreciation of furniture, vehicles and equipment is calculated using the straight-line method over the estimated useful lives (three to ten years), and leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the lease term (which is three to five years).

Long-Lived Assets. Our company reviews its property and equipment and any identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The test for impairment is required to be performed by management at least annually. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted operating cash flow expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Fair Value of Financial Instruments. Our financial instruments consist of cash and cash equivalents and amounts due to shareholders. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Recent Accounting Pronouncements

We have reviewed all other Financial Accounting Standards Board issued ASU accounting pronouncements and interpretations thereof that have effective dates during the period reported and in future periods. We have carefully considered the new pronouncements that alter the previous GAAP and do not believe that any new or modified principles will have a material impact on our reported financial position or operations in the near term.

Reconciliation of Non-GAAP Financial Measures

From time to time we may publicly disclose certain “non-GAAP” financial measures in the course of our investor presentations, earnings releases, earnings conference calls or other venues. A non-GAAP financial measure is a numerical measure of historical or future performance, financial position or cash flow that excludes amounts, or is subject to adjustments that effectively exclude amounts, included in the most directly comparable measure calculated and presented in accordance with GAAP in our financial statements, and vice versa for measures that include amounts, or are subject to adjustments that effectively include amounts, that are excluded from the most directly comparable measure as calculated and presented.

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

Cash Flow Available for Distribution and Reinvestment

The table below details cash receipts and payments that are not reflected on our income statement in order to provide an additional measure of management’s estimate of cash available for distribution, or CAD. CAD is a non-GAAP measure that we believe provides additional, useful information to our shareholders in order to enable them to evaluate our ability to make anticipated monthly distributions. CAD is not meant to be a substitute for GAAP, and may be different from or otherwise inconsistent with non-GAAP financial measures used by other companies.

The following table reconciles CAD to net income (loss) and cash flows provided by (used in) operating activities, which we consider to be the most directly comparable financial measure calculated and presented in accordance with GAAP.

Nine Months Ended September 30, 2017
Net loss	$(1,080,859)
Adjustment to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	934,484
Gain on fixed assets	(87,701)
Amortization of financing costs	26,606
Gain on bargain purchase	(274,281)
Changes in operating assets and liabilities	281,626
Net cash provided by operating activities	(200,125)
Estimated cash flow available for distribution and reinvestment	$-

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2017. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which we are still in the process of remediating as of September 30, 2017, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 for the description of these weaknesses.

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

During its evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2017, our management identified the following material weaknesses:

•	We did not have appropriate policies and procedures in place to evaluate the proper accounting and disclosures of key documents and agreements.

•	We do not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of GAAP commensurate with our financial reporting requirements.

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, our management has identified the steps necessary to address the material weaknesses, and in the third quarter of fiscal 2017, we continued to implement the following remedial procedures:

•	We are in the process of hiring a chief financial officer with significant GAAP and SEC reporting experience.

•	We plan to make necessary changes by providing training to our financial team and our other relevant personnel on GAAP applicable to our financial reporting requirements.

•	We intend to hire a financial controller for our land application business. We anticipate that this person will be in place by December 31, 2017 or shortly thereafter.

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

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during the third quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the third quarter of fiscal year 2017 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the quarter.

During the three-month period ended September 30, 2017, we did not repurchase any of our common shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the third quarter of fiscal year 2017, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS.

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1847 HOLDINGS LLC

Date: November 14, 2017	By:	/s/ Ellery W. Roberts
	Name:	Ellery W. Roberts
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Formation of 1847 Holdings LLC (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed on February 7, 2014)

3.2

Amended and Restated Operating Agreement of 1847 Holdings LLC, dated April 15, 2013 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed on February 7, 2014)

3.3

Amendment to Amended and Restated Operating Agreement of 1847 Holdings LLC, dated July 2, 2014 (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed on July 2, 2014)

10.1

Membership Interest Purchase Agreement, dated as of July 7, 2017, among 1847 Fitness, Inc., Central Florida Health Clubs, LLC, CLFL, LLC, MTDR LLC, SCFL, LLC, and the other parties set forth in Exhibit A thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 21, 2017)

10.2

Amendment No. 1 to Membership Interest Purchase Agreement, dated November 7, 2017, among 1847 Fitness, Inc., Central Florida Health Clubs, LLC, CLFL, LLC, MTDR LLC, SCFL, LLC, and the other parties set forth in Exhibit A thereto (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on November 9, 2017)

10.3

Stock Purchase Agreement, dated as of July 17, 2017, among 1847 Wood, Inc., Wood Air Conditioning, Inc. and To The Top, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 21, 2017)

10.4	Home Bank Line [TBD]

31.1	Certifications of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

______________

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a report for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

