Form 10-Q/A
period 2017-09-30
1847 Holdings LLC
filed 2017-11-21
CIK 1599407

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

________________________________________________________

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

EXPLANATORY NOTE

1847 Holdings LLC (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (“Amendment”) to amend its Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, which was originally filed with the Securities and Exchange Commission on November 14, 2017 (the “Form 10-Q”).

The Company is filing this Amendment solely to correct the list of exhibits contained Part II, Item 6 of the Form 10-Q and the Exhibit Index thereto, and to file certain exhibits that were omitted from the Form 10-Q.

Except for the foregoing, no other changes are made to the Form 10-Q. The Form 10-Q, as amended by this Amendment, continues to be as of November 14, 2017 and does not reflect events occurring after November 14, 2017.

2

PART II

OTHER INFORMATION

ITEM 6. EXHIBITS.

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1847 HOLDINGS LLC

Date: November 21, 2017	By:	/s/ Ellery W. Roberts
	Name:	Ellery W. Roberts
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

4

EXHIBIT INDEX

Exhibit No.	Description
3.1*	Certificate of Formation of 1847 Holdings LLC (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed on February 7, 2014)
3.2*

Amended and Restated Operating Agreement of 1847 Holdings LLC, dated April 15, 2013 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed on February 7, 2014)

3.3*

Amendment to Amended and Restated Operating Agreement of 1847 Holdings LLC, dated July 2, 2014 (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed on July 2, 2014)

10.1*

Membership Interest Purchase Agreement, dated as of July 7, 2017, among 1847 Fitness, Inc., Central Florida Health Clubs, LLC, CLFL, LLC, MTDR LLC, SCFL, LLC, and the other parties set forth in Exhibit A thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 21, 2017)

10.2*

Stock Purchase Agreement, dated as of July 17, 2017, among 1847 Wood, Inc., Wood Air Conditioning, Inc. and To The Top, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 21, 2017)

10.3	Promissory Note issued by Neese Inc. in favor of Home State Bank on July 21, 2017
10.4	Promissory Note issued by Neese Inc. in favor of Home State Bank on September 18, 2017
10.5	Promissory Note issued by Neese Inc. in favor of Home State Bank on September 18, 2017
10.6	Promissory Note issued by Neese Inc. in favor of Home State Bank on September 26, 2017
10.7	Commercial Security Agreement, dated September 26, 2017, between Neese Inc. and Home State Bank
31.1	Certifications of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

_______

*Previously filed.

**XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a report for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

5