Form 10-K
period 2017-12-31
1847 Holdings LLC
filed 2018-04-17
CIK 1599407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

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

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of common shares held by non-affiliates of the registrant on June 30, 2017 was $0 based on a $0 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 623,125 shares of the registrant’s common stock outstanding as of April 16, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

None.

1847 Holdings LLC

Annual Report on Form 10-K

Year Ended December 31, 2017

INTRODUCTORY NOTE

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

•	“1847 Holdings,” “we,” “our” and “our company” refer to 1847 Holdings LLC, a Delaware limited liability company, and its consolidated subsidiaries;

•	“1847 Neese” refer to our majority-owned subsidiary 1847 Neese Inc., a Delaware corporation;

•	“1847 Fitness” refer to our wholly-owned subsidiary 1847 Fitness, Inc., a Delaware corporation;

•	“Neese” refer to 1847 Neese’s wholly-owned subsidiary Neese, Inc., an Iowa corporation;

•	“Fitness CF” refer, collectively, to (i) Central Florida Health Clubs, LLC d/b/a Fitness CF Orlando, a Florida limited liability company; (ii) CLFL, LLC d/b/a Fitness CF Clermont, a Florida limited liability company; (iii) MTDR LLC d/b/a Fitness CF Mt. Dora, a Florida limited liability company; and (iv) SCFL, LLC d/b/a Fitness CF St. Cloud, a Florida limited liability company;

•	“our manager” refer to 1847 Partners LLC, a Delaware limited liability company;

•	“our shareholders” refer to holders of our common shares;

•	“small businesses” refer to businesses that have an enterprise value of less than $50 million;

•	“public offering” refer to our planned underwritten public offering as described in the registration statement;

•	“registration statement” refer to our registration statement on Form S-1 filed with the SEC on October 6, 2017, as amended;

•	“SEC” refer to the Securities and Exchange Commission;

•	“Securities Act” refer to the Securities Act of 1933, as amended; and

•	“Exchange Act” refer to the Securities Exchange Act of 1934, as amended.

Special Note Regarding Forward Looking Statements

Certain information contained in this report includes forward-looking statements. The statements herein which are not historical reflect our current expectations and projections about our company’s future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to our company and our management and our interpretation of what is believed to be significant factors affecting the businesses, including many assumptions regarding future events. The following factors, among others, may affect our forward-looking statements:

•	our ability to integrate Neese’s land application business;

•	our ability to successfully identify and acquire additional businesses, and to operate such businesses that we may acquire in the future and to effectively integrate and improve such businesses;

•	our organizational structure, which may limit our ability to meet our dividend and distribution policy;

•	our ability to service and comply with the terms of indebtedness that we expect to incur in the future;

•	our cash flow available for distribution and our ability to make monthly distributions in the future to our shareholders;

•	our ability to pay the management fee, profit allocation and put price to our manager when due;

•	labor disputes, strikes or other employee disputes or grievances;

•	our ability to implement our acquisition and management strategies;

•	the regulatory environment in which our businesses may operate under;

•	trends in the industries in which our businesses may operate;

•	operational costs and expenses, including, energy and labor costs;

•	the competitive environment in which our businesses will operate;

•	changes in general economic or business conditions or economic or demographic trends in the United States including changes in interest rates and inflation;

•	our and our manager’s ability to retain or replace qualified employees of our future businesses and our manager;

•	casualties, condemnation or catastrophic failures with respect to any of our future business’ facilities;

•	costs and effects of legal and administrative proceedings, settlements, investigations and claims; and

•	extraordinary or force majeure events affecting the business or operations of our future businesses.

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. Actual results, performance, liquidity, financial condition, prospects and opportunities could differ materially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors. These statements may be found under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1. Business,” as well as in this report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Item 1A. Risk Factors” and matters described in this report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will in fact occur.

Potential investors should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

The specific discussions herein about our company include financial projections and future estimates and expectations about our business. The projections, estimates and expectations are presented in this report only as a guide about future possibilities and do not represent actual amounts or assured events. All the projections and estimates are based exclusively on our management’s own assessment of our business, the industry in which we work and the economy at large and other operational factors, including capital resources and liquidity, financial condition, fulfillment of contracts and opportunities. The actual results may differ significantly from the projections.

Potential investors should not make an investment decision based solely on our projections, estimates or expectations.

Stock Splits

On June 9, 2017, we completed a 1-for-25 reverse stock split of our outstanding common shares. As a result of this stock split, our issued and outstanding common shares decreased from 77,887,500 to 3,115,500 shares. On January 22, 2018, we completed a 1-for-5 reverse stock split of our outstanding common shares. As a result of this stock split, our issued and outstanding common shares decreased from 3,115,500 to shares 623,125 shares. Accordingly, all share and per share information contained in this report has been restated to retroactively show the effect of these stock splits.

PART I

ITEM 1. BUSINESS.

OVERVIEW OF OUR BUSINESS

We are an acquisition holding company focused on acquiring and managing a group of small businesses in a variety of different industries headquartered in North America. Through our subsidiaries, we currently provide products and services to the agriculture, construction, lawn and garden industries, which we refer to as our land application business. We have also entered into an agreement for the acquisition of four Florida health clubs and have plans to acquire additional small businesses in a variety of different industries. Through our structure, we plan to offer investors an opportunity to participate in the ownership and growth of a portfolio of businesses that traditionally have been owned and managed by private equity firms, private individuals or families, financial institutions or large conglomerates. We believe that our management and acquisition strategies will allow us to achieve our goals to begin making and growing regular monthly distributions to our shareholders and increasing shareholder value over time.

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

Market Opportunity

We seek to acquire and manage small businesses, which we characterize as those that have an enterprise value of less than $50 million. We believe that the merger and acquisition market for small businesses is highly fragmented and provides significant opportunities to purchase businesses at attractive prices. For example, according to GF Data, platform acquisitions with enterprise values greater than $50.0 million commanded valuation premiums 30% higher than platform acquisitions with enterprise values less than $50.0 million (8.2x trailing twelve month adjusted EBITDA versus 6.3x trailing twelve month adjusted EBITDA, respectively).

We believe that the following factors contribute to lower acquisition multiples for small businesses:

•	there are typically fewer potential acquirers for these businesses;

•	third-party financing generally is less available for these acquisitions;

•	sellers of these businesses may consider non-economic factors, such as continuing board membership or the effect of the sale on their employees; and

•	these businesses are generally less frequently sold pursuant to an auction process.

We believe that our management team’s strong relationships with business brokers, investment and commercial bankers, accountants, attorneys and other potential sources of acquisition opportunities offers us substantial opportunities to purchase small businesses. See “—Our Manager—Key Personnel of our Manager” for more information about our management team.

We also believe that significant opportunities exist to improve the performance of the businesses upon their acquisition. In the past, our manager has acquired businesses that are often formerly owned by seasoned entrepreneurs or large corporate parents. In these cases, our manager has frequently found that there have been opportunities to further build upon the management teams of acquired businesses. In addition, our manager has frequently found that financial reporting and management information systems of acquired businesses may be improved, both of which can lead to substantial improvements in earnings and cash flow. Finally, because these businesses tend to be too small to have their own corporate development efforts, we believe opportunities exist to assist these businesses in meaningful ways as they pursue organic or external growth strategies that were often not pursued by their previous owners.

Our Strategy

Our long-term goals are to begin making and growing monthly distributions to our shareholders and to increase shareholder value over the long-term. We acquired Neese primarily so that we can achieve a base of cash flow to build our company and begin making and growing monthly distributions. We believe this acquisition will help us achieve our long-term goals.

We plan to continue focusing on acquiring other businesses. Therefore, we intend to continue to identify, perform due diligence on, negotiate and consummate platform acquisitions of small businesses in attractive industry sectors.

Unlike buyers of small businesses that rely on significant leverage to consummate acquisitions (as demonstrated by the data below), we plan to limit the use of third party (i.e., external) acquisition leverage so that our debt will not exceed the market value of the assets we acquire and so that our debt to EBITDA ratio will not exceed 1.25x to 1 for our operating subsidiaries. We believe that limiting leverage in this manner will avoid the imposition on stringent lender controls on our operations that would otherwise potentially hamper the growth of our operating subsidiaries and otherwise harm our business even during times when we have positive operating cash flows. Additionally, in our experience, leverage rarely leads to “break-out” returns and often creates negative return outcomes that are not correlated with the profitability of the business.

Source: GF Data M&A Report (August 2017)

Source: GF Data Leverage Report (August 2017)

In addition to acquiring businesses, we expect to sell businesses that we own from time to time when attractive opportunities arise. Upon the sale of a business, we may use the resulting proceeds to retire debt or retain proceeds for future acquisitions or general purposes. Generally, we do not expect to make special distributions at the time of a sale of one of our businesses; instead, we expect that we will seek to gradually increase monthly shareholder distributions over time.

Management Strategy

Our management strategy involves the identification, performance of due diligence, negotiation and consummation of acquisitions. After acquiring businesses, we will attempt to grow the businesses both organically and through add-on or bolt-on acquisitions. Add-on or bolt-on acquisitions are acquisitions by a company of other companies in the same industry. Following the acquisition of companies, we will seek to grow the earnings and cash flow of acquired companies and, in turn, begin making and growing regular monthly distributions to our shareholders and to increase shareholder value over time. We believe we can increase the cash flows of our businesses by applying our intellectual capital to improve and grow our future businesses.

We will seek to acquire and manage small businesses, which we characterize as those that have an enterprise value of less than $50 million. We believe that the merger and acquisition market for small businesses is highly fragmented and provides opportunities to purchase businesses at attractive prices. We believe we will be able to acquire small businesses for multiples ranging from three to six times EBITDA. We also believe, and our manager has historically found, that significant opportunities exist to improve the performance of these businesses upon their acquisition.

In general, our manager will oversee and support the management team of our future platform businesses by, among other things:

•	recruiting and retaining managers to operate our future businesses by using structured incentive compensation programs, including minority equity ownership, tailored to each business;

•	regularly monitoring financial and operational performance, instilling consistent financial discipline, and supporting management in the development and implementation of information systems;

•	assisting the management teams of our future businesses in their analysis and pursuit of prudent organic growth strategies

•	identifying and working with future business management teams to execute on attractive external growth and acquisition opportunities;

•	identifying and executing operational improvements and integration opportunities that will lead to lower operating costs and operational optimization;

•	providing the management teams of our future businesses the opportunity to leverage our experience and expertise to develop and implement business and operational strategies; and

•	forming strong subsidiary level boards of directors to supplement management teams in their development and implementation of strategic goals and objectives.

We also believe that our long-term perspective provides us with certain additional advantages, including the ability to:

•	recruit and develop management teams for our future businesses that are familiar with the industries in which our future businesses operate;

•	focus on developing and implementing business and operational strategies to build and sustain shareholder value over the long term;

•	create sector-specific businesses enabling us to take advantage of vertical and horizontal acquisition opportunities within a given sector;

•	achieve exposure in certain industries in order to create opportunities for future acquisitions; and

•	develop and maintain long-term collaborative relationships with customers and suppliers.

We intend to continually increase our intellectual capital as we operate our businesses and acquire new businesses and as our manager identifies and recruits qualified operating partners and managers for our businesses.

Acquisition Strategy

Our acquisition strategies involve the acquisition of small businesses in various industries that we expect will produce positive and stable earnings and cash flow, as well as achieve attractive returns on our invested capital. In this respect, we expect to make acquisitions in industries wherein we believe an acquisition presents an attractive opportunity from the perspective of both (i) return on assets or equity and (ii) an easily identifiable path for growing the acquired businesses. We believe that attractive opportunities will increasingly present themselves as private sector owners seek to monetize their interests in longstanding and privately-held businesses and large corporate parents seek to dispose of their “non-core” operations.

We believe that the greatest opportunities for generating consistently positive annual returns and, ultimately, residual returns on capital invested in acquisitions will result from targeting capital light businesses operating in niche geographical markets with a clearly identifiable competitive advantage within the following industries: business services, consumer services, consumer products, consumable industrial products, industrial services, niche light manufacturing, distribution, alternative/specialty finance and in select cases, specialty retail. While we believe that the professional experience of our management team within the industries identified above will offer the greatest number of acquisition opportunities, we will not eschew opportunities if a business enjoys an inarguable moat around its products and services in an industry which our management team may have less familiarity.

From a financial perspective, we expect to make acquisitions of small businesses that are stable, have minimal bad debt, and strong accounts receivable. In addition, we expect to acquire companies that have been able to generate positive pro forma cash available for distribution for a minimum of three years prior to acquisition.

We expect to benefit from our manager’s ability to identify diverse acquisition opportunities in a variety of industries. In addition, we intend to rely upon our management teams’ experience and expertise in researching and valuing prospective target businesses, as well as negotiating the ultimate acquisition of such target businesses. In particular, because there may be a lack of information available about these target businesses, which may make it more difficult to understand or appropriately value such target businesses, we expect our manager will:

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

We expect the process of acquiring new businesses to be time-consuming and complex. Our manager has historically taken from 2 to 24 months to perform due diligence on, negotiate and close acquisitions. Although we expect our manager to be at various stages of evaluating several transactions at any given time, there may be significant periods of time during which it does not recommend any new acquisitions to us.

Upon an acquisition of a new business, we intend to rely on our manager’s experience and expertise to work efficiently and effectively with the management of the new business to jointly develop and execute a business plan.

While we will primarily seek to acquire controlling interests in a business, we may also acquire non-control or minority equity positions in businesses where we believe it is consistent with our long-term strategy.

As discussed in more detail below, we intend to raise capital for additional acquisitions primarily through debt financing, primarily at our operating company level, additional equity offerings by our company, the sale of all or a part of our businesses or by undertaking a combination of any of the above.

In addition to acquiring businesses, we expect to sell businesses that we own from time to time when attractive opportunities arise. Our decision to sell a business will be based on our belief that the sale will provide our shareholders with a more favorable return on the investment than continued ownership, and will be consistent with the disposition criteria to be established by our company’s board of directors from time to time. Upon the sale of a business, we may use the resulting proceeds to retire debt or retain proceeds for future acquisitions or general purposes. Generally, we do not expect to make special distributions at the time of a sale of one of our businesses; instead, we expect that we will seek to gradually increase monthly shareholder distributions over time.

There are several risks associated with our acquisition strategy, including the following risks, which are described more fully in “Item 1A. Risk Factors—Risks Related to Our Business and Structure”:

•	we may not be able to successfully fund future acquisitions of new businesses due to the unavailability of debt or equity financing on acceptable terms, which could impede the implementation of our acquisition strategy;

•	we may experience difficulty as we evaluate, acquire and integrate Neese and future businesses that we may acquire, which could result in drains on our resources, including the attention of our management, and disruptions of our on-going business;

•	we face competition for businesses that fit our acquisition strategy and, therefore, we may have to acquire targets at sub-optimal prices or, alternatively, forego certain acquisition opportunities; and

•	we may change our management and acquisition strategies without the consent of our shareholders, which may result in a determination by us to pursue riskier business activities.

Strategic Advantages

Based on the experience of our manager and its ability to identify and negotiate acquisitions, we expect to be strongly positioned to acquire additional businesses. Our manager has strong relationships with business brokers, investment and commercial bankers, accountants, attorneys and other potential sources of acquisition opportunities. In negotiating these acquisitions, we believe our manager will be able to successfully navigate complex situations surrounding acquisitions, including corporate spin-offs, transitions of family-owned businesses, management buy-outs and reorganizations.

We expect that the flexibility, creativity, experience and expertise of our manager in structuring transactions will provide us with strategic advantages by allowing us to consider non-traditional and complex transactions tailored to fit a specific acquisition target.

Our manager also has a large network of deal intermediaries who we expect to expose us to potential acquisitions. Through this network, we expect to have a substantial pipeline of potential acquisition targets. Our manager also has a well-established network of contacts, including professional managers, attorneys, accountants and other third-party consultants and advisors, who may be available to assist us in the performance of due diligence and the negotiation of acquisitions, as well as the management and operation of our businesses once acquired.

Valuation and Due Diligence

When evaluating businesses or assets for acquisition, we will perform a rigorous due diligence and financial evaluation process. In doing so, we will seek to evaluate the operations of the target business as well as the outlook for the industry in which the target business operates. While valuation of a business is, by definition, a subjective process, we will be defining valuations under a variety of analyses, including:

•	discounted cash flow analyses;

•	evaluation of trading values of comparable companies;

•	expected value matrices;

•	assessment of competitor, supplier and customer environments; and

•	examination of recent/precedent transactions.

One outcome of this process is an effort to project the expected cash flows from the target business as accurately as possible. A further outcome is an understanding of the types and levels of risk associated with those projections. While future performance and projections are always uncertain, we believe that our detailed due diligence review process allows us to more accurately estimate future cash flows and more effectively evaluate the prospects for operating the business in the future. To assist us in identifying material risks and validating key assumptions in our financial and operational analysis, in addition to our own analysis, we intend to engage third-party experts to review key risk areas, including legal, tax, regulatory, accounting, insurance and environmental. We may also engage technical, operational or industry consultants, as necessary.

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

Our Competitive Advantages

We believe that our manager’s collective investment experience and approach to executing our investment strategy provide our company with several competitive advantages. These competitive advantages, certain of which are discussed below, have enabled our management to generate very attractive risk- adjusted returns for investors in their predecessor firms.

Robust Network. Through their activities with their predecessor firms and their comprehensive marketing capabilities, we believe that the management team of our manager has established a “top of mind” position among investment bankers and business brokers targeting small businesses. By employing an institutionalized, multi-platform marketing strategy, we believe our manager has established a robust national network of personal relationships with intermediaries, seasoned operating executives, entrepreneurs and managers, thereby firmly establishing our company’s presence and credibility in the small business market. In contrast to many other buyers of and investors in small businesses, we believe that we can buy businesses at value-oriented multiples and through our asset management activities with a group of professional, experienced and talented operating partners, create appreciable value. We believe our experience, track record and consistent execution of our marketing and investment activities will allow us to maintain a leadership position as the preferred partner for today’s small business market.

Disciplined Deal Sourcing. We employ an institutionalized, multi-platform approach to sourcing new acquisition opportunities. Our deal sourcing efforts include leveraging relationships with more than 3,000 qualified deal sources through regular calling, mail and e-mail campaigns, assignment of regional marketing responsibilities, in-person visits and high-profile sponsorship of important conferences and industry events. We supplement these activities by retaining selected intermediary firms to conduct targeted searches for opportunities in specific categories on an opportunistic basis. As a result of the significant time and effort spent on these activities, we believe we established close relationships and unique “top of mind” awareness with many of the most productive intermediary sources for small business acquisition opportunities in the United States. While reinforcing our market leadership, this capability enables us to generate a large number of attractive acquisition opportunities.

Differentiated Acquisition Capabilities in the Small Business Market. We deploy a differentiated approach to acquiring businesses in the small business market. Our management concentrates their efforts on mature companies with sustainable value propositions, which can be supported by our resources and institutional expertise. Our evaluation of acquisition opportunities typically involves significant input from a seasoned operating partner with relevant experience, which we believe enhances both our diligence and ongoing monitoring capabilities. In addition, we approach every acquisition opportunity with creative structures, which we believe enables us to engineer mutually attractive scenarios for sellers, whereas competing buyers may be limited by their rigid structural requirements. We believe our commitment to conservative capital structures and valuation will enhance each acquired operating subsidiary’s ability to deliver consistent levels of cash available for distribution, while additionally supporting reinvestment for growth.

Value Proposition for Business Owners. We employ a creative, flexible approach by tailoring each acquisition structure to meet the specific liquidity needs and certain qualitative objectives of the target’s owners and management team. In addition to serving as an exit pathway for sellers, we seek to align our interests with the sellers by enabling them to retain and/or earn (through incentive compensation) a substantial economic interest in their businesses following the acquisition and by typically allowing the incumbent management team to retain operating control of the acquired operating subsidiary on a day-to-day basis. We believe that our company is an appealing buyer for small business owners and managers due to our track record of capitalizing portfolio companies conservatively, enhancing the company’s ability to execute on its strategic initiatives and adding equity value. As a result, we believe business owners and managers will find in our company to be a dynamic, value-added buyer that brings considerable resources to achieve their strategic, capital and operating needs, resulting in substantial value creation for the operating subsidiary.

Operating Partner. Our manager has consistently worked with a strong network of seasoned operating partners - former entrepreneurs and executives with extensive experience building, managing and optimizing successful small businesses across a range of industries. We believe that our operating partner model will enable our company to make a significant improvement in the operating subsidiary, as compared to other buyers, such as traditional private equity firms, which rely principally upon investment professionals to make acquisition/investment and monitoring decisions regarding not only the business, financial and legal due diligence aspects of a business but also the more operational aspects including industry dynamics, management strength and strategic growth initiatives. We typically engage an operating partner soon after identifying a target business for acquisition, enhancing our acquisition judgment and building the acquisition team’s relationship with the subsidiary’s management team. Operating partners usually serve as a member of the board of directors of an operating subsidiary and spend two to four days per month working with the subsidiary’s management team. We leverage the operating partner’s extensive experience to build the management team, improve operations and assist with strategic growth initiatives, resulting in value creation.

Small Business Market Experience. We believe the history and experience of our manager’s partnering with companies in the small business market allows us to identify highly attractive acquisition opportunities and add significant value to our operating subsidiaries. Our manager’s investment experience in the small business market prior to forming our company has further contributed to our institutional expertise in the acquisition, strategic and operational decisions critical to the long-term success of small businesses. Since 2000, the management team of our manager has collectively been presented with several thousand investment opportunities and actively worked with more than 30 small businesses on all facets of their strategy, development and operations, which we have successfully translated into unique, institutionalized capabilities directed towards creating value in small businesses.

Intellectual Property

Our manager owns certain intellectual property relating to the term “1847.” Our manager has granted our company a license to use the term “1847” in its business.

Employees

As of the date of this report, the only full-time employee at the holding company, 1847 Holdings LLC, is Ellery W. Roberts, our Chairman, Chief Executive Officer, President and Chief Financial Officer.

OUR CORPORATE STRUCTURE AND HISTORY

Our company is a Delaware limited liability company that was formed on January 22, 2013. Your rights as a holder of common shares, and the fiduciary duties of our board of directors and executive officers, and any limitations relating thereto, are set forth in the operating agreement governing our company and may differ from those applying to a Delaware corporation. However, subject to certain exceptions, the documents governing our company specify that the duties of our directors and officers will be generally consistent with the duties of directors and officers of a Delaware corporation.

Our company will be classified as a partnership for U.S. federal income tax purposes. Under the partnership income tax provisions, our company will not incur any U.S. federal income tax liability; rather, each of our shareholders will be required to take into account his or her allocable share of company income, gain, loss, and deduction. As a holder of common shares, you may not receive cash distributions sufficient in amount to cover taxes in respect of your allocable share of our company’s net taxable income. Our company will file a partnership return with the IRS and will issue tax information, including a Schedule K-1, to you that describes your allocable share of our company’s income, gain, loss, deduction, and other items. The U.S. federal income tax rules that apply to partnerships are complex, and complying with the reporting requirements may require significant time and expense. See “Material U.S. Federal Income Tax Considerations” included in the registration statement for more information.

Our company has two classes of limited liability company interests - the common shares and the allocation shares, all of which have been and will continue to be held by our manager. See “Description of Securities” included in the registration statement for more information about the common shares and the allocation shares.

On September 15, 2013, our subsidiary, 1847 Management Services Inc., a Delaware corporation, or 1847 Management, acquired a 50% interest in each of PPI Management Group, LLC, or PPI Management, and Christals Management LLC, or Christals Management, from our Chief Executive Officer and controlling shareholder, Ellery W. Roberts. Each of PPI Management and Christals Management were management consulting and advisory firms. On October 3, 2017, our board decided to discontinue our management consulting operations in order to devote more time and resources to Neese and our proposed acquisition of Fitness CF.

On March 3, 2017, our wholly-owned subsidiary 1847 Neese acquired all of the issued and outstanding capital stock of Neese for an aggregate purchase price of $6,655,000, consisting of: (i) $2,225,000 in cash (subject to certain adjustments); (ii) 450 shares of the common stock of 1847 Neese, valued by the parties at $1,530,000, constituting 45% of its capital stock; (iii) the issuance of a vesting promissory note in the principal amount of $1,875,000 (which was determined to have a fair value of $395,634) due June 30, 2020; and (iv) the issuance of a short-term promissory note in the principal amount of $1,025,000 due March 3, 2018. Neese was formed in January 1993.

On July 6, 2017, we formed 1847 Fitness as a wholly-owned subsidiary for the purpose of entering into the purchase agreement with Fitness CF.

The following chart depicts our current organizational structure.

See “—Our Manager” for more details regarding the ownership of our manager.

OUR MANAGER

Overview of Our Manager

Our manager, 1847 Partners LLC, is a Delaware limited liability company. It has two classes of limited liability interests known as Class A interests and Class B interests. The Class A interests, which give the holder the right to the profit allocation received by our manager as a result of holding our allocation shares, are owned in their entirety by 1847 Partners Class A Member LLC; and the Class B interests, which give the holder the right to all other profits or losses of our manager, including the management fee payable to our manager by us, are owned in their entirety by 1847 Partners Class B Member LLC. 1847 Partners Class A Member LLC is owned 52% by Ellery W. Roberts, our Chief Executive Officer, and 38% by 1847 Founders Capital LLC, which is owned by Edward J. Tobin. 1847 Partners Class B Member LLC is owned 54% by Ellery W. Roberts and 36% by 1847 Founders Capital LLC. Mr. Roberts is also the sole manager of both entities. In the future, Mr. Roberts may cause 1847 Partners Class A Member LLC or 1847 Partners Class B Member LLC to issue units to employees of the manager to incentivize those employees by providing them with the ability to participate in our manager’s incentive allocation and management fee.

Key Personnel of Our Manager

The key personnel of our manager are Ellery W. Roberts, our Chief Executive Officer, and Edward J. Tobin. Please see “Item 10. Directors, Executive Officers and Corporate Governance” for a description of the business experience of these individuals. Each of these individuals will be compensated entirely by our manager from the management fees it receives. As employees of our manager, these individuals devote a substantial majority of their time to the affairs of our company.

Collectively, the management team of our manager has more than 60 years of combined experience in acquiring and managing small businesses and has overseen the acquisitions and financing of over 50 businesses.

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

Our manager will review each acquisition or disposition opportunity presented to our manager to determine if such opportunity satisfies the acquisition and disposition criteria established by our board of directors. The acquisition and disposition criteria provide that our manager will review each acquisition opportunity presented to it to determine if such opportunity satisfies our company’s acquisition and disposition criteria, and if it is determined, in our manager’s sole discretion, that an opportunity satisfies the criteria, our manager will refer the opportunity to our board of directors for its authorization and approval prior to the consummation of any such opportunity.

Our investment criteria include the following:

•	Revenue of at least $5.0 million

•	Current year EBITDA/Pre-tax Income of at least $1.5 million with a history of positive cash flow

•	Clearly identifiable “blueprint” for growth with the potential for break-out returns

•	Well-positioned companies within our core industry categories (consumer-driven, business-to-business, light manufacturing and specialty finance) with strong returns on capital

•	Opportunities wherein building management team, infrastructure and access to capital are the primary drivers of creating value

•	Headquartered in North America

We believe we will be able to acquire small businesses for multiples ranging from three to six times EBITDA. With respect to investment opportunities that do not fall within the criteria set forth above our manager must first present such opportunities to our board of directors. Our board of directors and our manager will review these criteria from time to time and our board of directors may make changes and modifications to such criteria as our company makes additional acquisitions and dispositions.

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

Our company and our manager have the right at any time during the term of the management services agreement to change the services provided by our manager. In performing management services, our manager will have all necessary power and authority to perform, or cause to be performed, such services on behalf of our company, and, in this respect, our manager will be the only provider of management services to our company. Nonetheless, our manager will be required to obtain authorization and approval of our board of directors in all circumstances where executive officers of a corporation typically would be required to obtain authorization and approval of a corporation’s board of directors, including, for example, with respect to the consummation of an acquisition of a target business, the issuance of securities or the entry into credit arrangements.

While our Chief Executive Officer, Mr. Ellery W. Roberts, intends to devote substantially all of his time to the affairs of our company, neither Mr. Roberts, nor our manager, is expressly prohibited from investing in or managing other entities. In this regard, the management services agreement will not require our manager and its affiliates to provide management services to our company exclusively.

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

Upon the termination of the management services agreement, seconded officers, employees, representatives and delegates of our manager and its affiliates who are performing the services that are the subject of the management services agreement will resign their respective position with our company and cease to work at the date of such termination or at any other time as determined by our manager. Any director appointed by our manager may continue serving on our board of directors subject to the terms of the operating agreement.

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

Except with respect to the termination fee payable to our manager due to a termination of the management services agreement based solely on a vote of our board of directors and our shareholders, no other termination fee is payable upon termination of the management services agreement for any other reason. See “Our Manager—Our Manager as a Service Provider—Termination Fee” for more information about the termination fee payable upon termination of the management services agreement.

While termination of the management services agreement will not affect any terms and conditions, including those relating to any payment obligations, that exist under any offsetting management services agreements or transaction services agreements, such agreements will be terminable by future businesses that we acquire upon 60 days prior written notice and there will be no termination or other similar fees due upon such termination. Notwithstanding termination of the management services agreement, our manager will maintain its rights with respect to the allocation shares it then owns, including its rights under the supplemental put provision of our operating agreement. See “—Our Manager—Our Manager as an Equity Holder—Supplemental Put Provision” for more information on our manager’s put right with respect to the allocation shares.

Our Relationship with Our Manager, Manager Fees and Manager Profit Allocation

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

These relationships with our manager are governed principally by the following agreements:

•	the management services agreements relating to the services our manager will perform for us and our businesses; and

•	our company’s operating agreement relating to our manager’s rights with respect to the allocation shares it owns and which contains the supplemental put provision relating to our manager’s right to cause our company to purchase the allocation shares it owns.

We also expect that our manager will enter into offsetting management services agreements and transaction services agreements with our businesses directly. These agreements, and some of the material terms relating thereto, are discussed in more detail below. The management fee, profit allocation and put price under the supplemental put provision will be payment obligations of our company and, as a result, will be paid, along with other company obligations, prior to the payment of monthly distributions to shareholders.

The following table provides a simplified description of the fees and profit allocation rights held by our manager. Further detail is provided in the following subsections.

Description	Fee Calculation	Payment Term

Management Fees

Determined by Management Services Agreement	0.5% of adjusted net assets (2.0% annually)	Quarterly

Determined by Offsetting Management Services Agreement

Payment of fees by our subsidiary businesses that result in a dollar for dollar reduction of manager fees paid by us to our manager such that our manager cannot receive duplicate fees from both us and our subsidiary

Quarterly

Termination Fee – Determined by Management Services Agreement	Accumulated management fee paid in the preceding 4 fiscal quarters multiplied by 2. Paid only upon termination by our board and a majority in interest of our shareholders

Determined by Management Services Agreement

Reimbursement of manager’s costs and expenses in providing services to us, but not including: (1) costs of overhead; (2) due diligence and other costs for potential acquisitions our board of directors does not approve pursuing or that are required by acquisition target to be reimbursed under a Transaction Services Agreement; and (3) certain seconded officers and employees

Ongoing

Transaction Services Fees

Acquisition services of target businesses or disposition of subsidiaries – fees determined by Transaction Services Agreements

2.0% of aggregate purchase price up to $50 million; plus 1.5% of aggregate purchase price in excess of $50 million and up to and equal to $100 million; plus 1.0% of aggregate purchase price in excess of $100 million

Per Transaction

Manager Profit Allocation determined by our operating agreement

20% of certain profits and gains on a sale of subsidiary after clearance of the 8% annual hurdle rate 8% hurdle rate determined for any subsidiary by multiplying the subsidiary’s average quarterly share of our assets by an 8% annualized rate

Sale of a material amount of capital stock or assets of one of our businesses or subsidiaries.

Holding event: at the option of our manager, for the 30 day period following the 5th anniversary of an acquired business (but only based on historical profits of the business)

Our Manager as a Service Provider

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

As an obligation of our company, the management fee will be paid prior to the payment of monthly distributions to our shareholders. If we do not have sufficient liquid assets to pay the management fee when due, we may be required to liquidate assets or incur debt in order to pay the management fee.

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

Our manager entered into offsetting management services agreements with 1847 Neese and 1847 Fitness and may enter into offsetting management services agreements with our future subsidiaries, which agreements would be in the form prescribed by our management services agreement.

The services that our manager will provide to future subsidiaries under the offsetting management services agreements will include: conducting general and administrative supervision and oversight of the subsidiary’s day-to-day business and operations, including, but not limited to, recruiting and hiring of personnel, administration of personnel and personnel benefits, development of administrative policies and procedures, establishment and management of banking services, managing and arranging for the maintaining of liability insurance, arranging for equipment rental, maintenance of all necessary permits and licenses, acquisition of any additional licenses and permits that become necessary, participation in risk management policies and procedures; and overseeing and consulting with respect to the company’s business and operational strategies, the implementation of such strategies and the evaluation of such strategies, including, but not limited to, strategies with respect to capital expenditure and expansion programs, acquisitions or dispositions and product or service lines. If our manager and the subsidiary do not enter into an offsetting management services agreement, our manager will provide these services for our subsidiaries under our management services agreement.

The offsetting management fee paid to our manager for providing management services to a future subsidiary will vary.

On March 3, 2017, in connection with the acquisition of Neese, 1847 Neese entered into an offsetting management services agreement with our manager. Pursuant to the offsetting management services agreement, 1847 Neese appointed the manager to provide certain services to it for a quarterly management fee equal to $62,500 per quarter; provided, however, that (i) pro rated payments shall be made in the first quarter and the last quarter of the term, (ii) if the aggregate amount of management fees paid or to be paid by 1847 Neese, together with all other management fees paid or to be paid by all other subsidiaries of the company to the manager, in each case, with respect to any fiscal year exceeds, or is expected to exceed, 9.5% of the company’s gross income with respect to such fiscal year, then the management fee to be paid by 1847 Neese for any remaining fiscal quarters in such fiscal year shall be reduced, on a pro rata basis determined by reference to the management fees to be paid to the manager by all of the subsidiaries of the company, until the aggregate amount of the management fee paid or to be paid by 1847 Neese, together with all other management fees paid or to be paid by all other subsidiaries of the company to the manager, in each case, with respect to such fiscal year, does not exceed 9.5% of the company’s gross income with respect to such fiscal year, and (iii) if the aggregate amount the management fee paid or to be paid by 1847 Neese, together with all other management fees paid or to be paid by all other subsidiaries of the company to the manager, in each case, with respect to any fiscal quarter exceeds, or is expected to exceed, the aggregate amount of the management fee (before any adjustment thereto) calculated and payable under the management services agreement, which we refer to as the parent management fee, with respect to such fiscal quarter, then the management fee to be paid by 1847 Neese for such fiscal quarter shall be reduced, on a pro rata basis, until the aggregate amount of the management fee paid or to be paid by 1847 Neese, together with all other management fees paid or to be paid by all other subsidiaries of the company to the manager, in each case, with respect to such fiscal quarter, does not exceed the parent management fee calculated and payable with respect to such fiscal quarter.

1847 Neese shall also reimburse the manager for all costs and expenses of 1847 Neese which are specifically approved by the board of directors of 1847 Neese, including all out-of-pocket costs and expenses, which are actually incurred by the manager or its affiliates on behalf of 1847 Neese in connection with performing services under the offsetting management services agreement.

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

We expect that 1847 Fitness will enter into a similar offsetting management services agreement with our manager upon closing of the acquisition of Fitness CF. We expect that the quarterly management fee will be equal to $75,000.

Example of Calculation of Management Fee with Adjustment for Offsetting Management Fees

In order to better understand how the management fee is calculated, we are providing the following example:

Quarterly management fee:		(in thousands)
1	Consolidated total assets	$100,000
2	Consolidated accumulation amortization of intangibles	5,000
3	Total cash and cash equivalents	5,000
4	Adjusted total liabilities	(10,000)
5	Adjusted net assets (Line 1 + Line 2 – Line 3 – Line 4)	90,000
6	Multiplied by quarterly rate	0.5%
7	Quarterly management fee	$450

Offsetting management fees:
8	Acquired company A offsetting management fees	$(100)
9	Acquired company B offsetting management fees	(100)
10	Acquired company C offsetting management fees	(100)
11	Acquired company D offsetting management fees	(100)
12	Total offsetting management fees (Line 8 + Line 9 – Line 10 – Line 11)	(400)
13	Quarterly management fee payable by Company (Line 7 + Line 12)	$50

The foregoing example provides hypothetical information only and does not intend to reflect actual or expected management fee amounts.

For purposes of the calculation of the management fee:

•	“Adjusted net assets” will be equal to, with respect to our company as of any calculation date, the sum of (i) consolidated total assets (as determined in accordance with U.S. generally accepted accounting principles, or GAAP) of our company as of such calculation date, plus (ii) the absolute amount of consolidated accumulated amortization of intangibles (as determined in accordance with GAAP) for our company as of such calculation date, minus (iii) total cash and cash equivalents, minus (iv) the absolute amount of adjusted total liabilities of our company as of such calculation date.

•	“Adjusted total liabilities” will be equal to, with respect to our company as of any calculation date, our company’s consolidated total liabilities (as determined in accordance with GAAP) as of such calculation date after excluding the effect of any outstanding third party indebtedness of our company.

•	“Quarterly management fee” will be equal to, as of any calculation date, the product of (i) 0.5%, multiplied by (ii) our company’s adjusted net assets as of such calculation date; provided, however, that with respect to any fiscal quarter in which the management services agreement is terminated, our company will pay our manager a management fee with respect to such fiscal quarter equal to the product of (i)(x) 0.5%, multiplied by (y) our company’s adjusted net assets as of such calculation date, multiplied by (ii) a fraction, the numerator of which is the number of days from and including the first day of such fiscal quarter to but excluding the date upon which the management services agreement is terminated and the denominator of which is the number of days in such fiscal quarter.

•	“Total offsetting management fees” will be equal to, as of any calculation date, fees paid to our manager by the businesses that we acquire in the future under separate offsetting management services agreements.

Transaction Services Agreements

Pursuant to the management services agreement, we have agreed that our manager may, at any time, enter into transaction services agreements with any of our businesses relating to the performance by our manager of certain transaction-related services in connection with the acquisitions of target businesses by our company or its businesses or dispositions of our company’s or its businesses’ property or assets. These services may include those customarily performed by a third-party investment banking firm or similar financial advisor, which may or may not be similar to management services, in connection with the acquisition of target businesses by us or our subsidiaries or disposition of subsidiaries or any of our property or assets or those of our subsidiaries. In connection with providing transaction services, our manager will generally receive a fee equal to the sum of (i) 2.0% of the aggregate purchase price of the target business up to and equal to $50 million, plus (ii) 1.5% of the aggregate purchase price of the target business in excess of $50 million and up to and equal to $100 million, plus (iii) 1.0% of the aggregate purchase price over $100 million, subject to annual review by our board of directors. The purchase price of a target business shall be defined as the aggregate amount of consideration, including cash and the value of any shares issued by us on the date of acquisition, paid for the equity interests of such target business plus the aggregate principal amount of any debt assumed by us of the target business on the date of acquisition or any similar formulation. The other terms and conditions relating to the performance of transaction services will be established in accordance with market practice.

Our manager may enter into transaction services agreements with our subsidiaries and future subsidiaries, which agreements would be in the form prescribed by our management services agreement.

The services that our manager will provide to our subsidiaries and future subsidiaries under the transaction services agreements will include the following services that would be provided in connection with a specific transaction identified at the time that the transaction services agreement is entered into: reviewing, evaluating and otherwise familiarizing itself and its affiliates with the business, operations, properties, financial condition and prospects of the future subsidiary and its target acquisition and preparing documentation describing the future subsidiary’s operations, management, historical financial results, projected financial results and any other relevant matters and presenting such documentation and making recommendations with respect thereto to certain of the manager’s affiliates.

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

Termination Fee

We will pay our manager a termination fee upon termination of the management services agreement if such termination is based solely on a vote of our company’s board of directors and our shareholders; no other termination fee will be payable to our manager in connection with the termination of the management services agreement for any other reason. The termination fee that is payable to our manager will be equal to the product of (i) two (2) multiplied by (ii) the sum of the amount of the quarterly management fees calculated with respect to the four fiscal quarters immediately preceding the termination date of the management services agreement. The termination fee will be payable in eight equal quarterly installments, with the first such installment being paid on or within five business days of the last day of the fiscal quarter in which the management services agreement was terminated and each subsequent installment being paid on or within five business days of the last day of each subsequent fiscal quarter, until such time as the termination fee is paid in full to our manager.

Our Manager as an Equity Holder

Manager’s Profit Allocation

Our manager owns 100% of the allocation shares of our company, which generally will entitle our manager to receive a 20% profit allocation as a form of preferred distribution. Upon the sale of a company subsidiary, the manager will be paid a profit allocation if the sum of (i) the excess of the gain on the sale of such subsidiary over a high water mark plus (ii) the subsidiary’s net income since its acquisition by the company exceeds the 8% hurdle rate. The 8% hurdle rate is the product of (i) a 2% rate per quarter, multiplied by (ii) the number of quarters such subsidiary was held by the company, multiplied by (iii) the subsidiary’s average share (determined based on gross assets, generally) of our consolidated net equity (determined according to GAAP with certain adjustments). In certain circumstances, after a subsidiary has been held for at least 5 years, the manager may also trigger a profit allocation with respect to such subsidiary (determined based solely on the subsidiary’s net income since its acquisition). The calculation of the profit allocation and the rights of our manager, as the holder of the allocation shares, are governed by the operating agreement.

Our audit committee, which will be comprised solely of independent directors, will have the opportunity to review and approve the calculation of manager’s profit allocation when it becomes due and payable. Our manager will not receive a profit allocation on an annual basis. Instead, our manager will be paid a profit allocation only upon the occurrence of one of the following events, which we refer to collectively as the trigger events:

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

We believe this payment timing, rather than a method that provides for annual allocation payments, more accurately reflects the long-term performance of each of our businesses and is consistent with our intent to hold, manage and grow our businesses over the long term. We refer generally to the obligation to make this payment to our manager as the “profit allocation” and, specifically, to the amount of any particular profit allocation as the “manager’s profit allocation.”

Definitions used in, and an example of the calculation of profit allocation, are set forth in more detail below.

The amount of the manager’s profit allocation will be based on the extent to which the “total profit allocation amount” (as defined below) with respect to any business, as of the last day of any fiscal quarter in which a trigger event occurs, which date we refer to as the “calculation date”, exceeds the relevant hurdle amounts (as described below) with respect to such business, as of such calculation date. The manager’s profit allocation will be calculated by an administrator, which will be our manager so long as the management services agreement is in effect, and such calculation will be subject to a review and approval process by our company’s board of directors. For this purpose, “total profit allocation amount” will be equal to, with respect to any business as of any calculation date, the sum of:

•	the contribution-based profit (as described below) of such business as of such calculation date, which will be calculated upon the occurrence of any trigger event with respect to such business; plus

•	the excess of the cumulative gains and losses of our company (as described below) over the high water mark (as described below) as of such calculation date, which will only be calculated upon the occurrence of a sale event with respect to such business, and not on a holding event (we generally expect this component to be the most significant component in calculating total profit allocation amount).

Specifically, manager’s profit allocation will be calculated and paid as follows:

•	manager’s profit allocation will not be paid with respect to a trigger event relating to any business if the total profit allocation amount, as of any calculation date, with respect to such business does not exceed such business’ level 1 hurdle amount (based on an 8% annualized hurdle rate, as described below), as of such calculation date; and

•	manager’s profit allocation will be paid with respect to a trigger event relating to any business if the total profit allocation amount, as of any calculation date, with respect to such business exceeds such business’ level 1 hurdle amount, as of such calculation date. The manager’s profit allocation to be paid with respect to such calculation date will be equal to the sum of the following:

o	100% of such business’ total profit allocation amount, as of such calculation date, with respect to that portion of the total profit allocation amount that exceeds such business’ level 1 hurdle amount (\but is less than or equal to such business’ level 2 hurdle amount (which is based on a 10% annualized hurdle rate, as described below), in each case, as of such calculation date. We refer to this portion of the total profit allocation amount as the “catch-up.” The “catch-up” is intended to provide our manager with an overall profit allocation of 20% of the business’ total profit allocation amount until such business’ level 2 hurdle amount has been reached; plus

o	20% of the total profit allocation amount, as of such calculation date, that exceeds such business’ level 2 hurdle amount as of such calculation date; minus

o	the high water mark allocation, if any, as of such calculation date. The effect of deducting the high water mark allocation is to take into account profit allocations our manager has already received in respect of past gains attributable to previous sale events.

The administrator will calculate the manager’s profit allocation on or promptly following the relevant calculation date, subject to a “true-up” calculation upon availability of audited or unaudited consolidated financial statements, as the case may be, of our company to the extent not available on such calculation date. Any adjustment necessitated by the true-up calculation will be made in connection with the next calculation of manager’s profit allocation. Because of the length of time that may pass between trigger events, there may be a significant delay in our company’s ability to realize the benefit, if any, of a true-up of the manager’s profit allocation.

Once calculated, the administrator will submit the calculation of the manager’s profit allocation, as adjusted pursuant to any true-up, to our company’s board of directors for its review and approval. The board of directors will have ten business days to review and approve the calculation, which approval shall be automatic absent disapproval by the board of directors. The manager’s profit allocation will be paid ten business days after such approval.

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

Termination of the management services agreement, by any means, will not affect our manager’s rights with respect to the allocation shares that it owns, including its right to receive profit allocations, unless our manager exercises its put right to sell such allocation shares to our company.

Example of Calculation of Manager’s Profit Allocation

The manager will receive a profit allocation at the end of the fiscal quarter in which a trigger event occurs, as follows (all dollar amounts are in millions):

Assumptions

Year 1:

Acquisition of Company A

Acquisition of Company B

Year 4

Company A (or assets thereof) sold for $25 capital gain (as defined below) over its net book value of assets at time of sale, which is a qualifying trigger event

Company A’s average allocated share of our consolidated net equity over its ownership is $50

Company A’s holding period in quarters is 12

Company A’s contribution-based profit since acquisition is $5

Year 6:

Company B’s contribution-based profit since acquisition is $7

Company B’s average allocated share of our consolidated net equity over its ownership is $25

Company B’s holding period in quarters is 20

Company B’s cumulative gains and losses are $20

Manager elects to have holding period measured for purposes of profit allocation for Company B

Quarterly management fee:		Year 4 A, due to sale	Year 6 B, due to 5 year hold
1	Contribution-based profit since acquisition for respective subsidiary	$5	$7
2	Gain/ Loss on sale of company	25	0
3	Cumulative gains and losses	25	20
4	High water mark prior to transaction	0	20
5	Total Profit Allocation Amount (Line 1 + Line 3)	30	27
6	Business’ holding period in quarters since ownership or last measurement due to holding event	12	20
7	Business’ average allocated share of consolidated net equity	50	25
8	Business’ level 1 hurdle amount (2.00% * Line 6 * Line 7)	12	10
9	Business’ excess over level 1 hurdle amount (Line 5 – Line 8)	18	17
10	Business’ level 2 hurdle amount (125% * Line 8)	15	12.5
11	Allocated to manager as “catch-up” (Line 10 – Line 8)	3	2.5
12	Excess over level 2 hurdle amount (Line 9 – Line 11)	15	14.5
13	Allocated to manager from excess over level 2 hurdle amount (20% * Line 12)	3	2.9
14	Cumulative allocation to manager (Line 11 + Line 13)	6	5.4
15	High water mark allocation (20% * Line 4)	0	4
16	Manager’s Profit Allocation for Current Period (Line 14 – Line 15,> 0)	$6	$1.4

For purposes of calculating profit allocation:

•	An entity’s “adjusted net assets” will be equal to, as of any date, the sum of (i) such entity’s consolidated total assets (as determined in accordance with GAAP) as of such date, plus (ii) the absolute amount of such entity’s consolidated accumulated amortization of intangibles (as determined in accordance with GAAP) as of such date, minus (iii) the absolute amount of such entity’s adjusted total liabilities as of such date.

•	An entity’s “adjusted total liabilities” will be equal to, as of any date, such entity’s consolidated total liabilities (as determined in accordance with GAAP) as of such date after excluding the effect of any outstanding third party indebtedness of such entity.

•	A business’ “allocated share of our company’s overhead” will be equal to, with respect to any measurement period as of any calculation date, the aggregate amount of such business’ quarterly share of our company’s overhead for each fiscal quarter ending during such measurement period.

•	A business’ “average allocated share of our consolidated equity” will be equal to, with respect to any measurement period as of any calculation date, the average (i.e., arithmetic mean) of a business’ quarterly allocated share of our consolidated equity for each fiscal quarter ending during such measurement period.

•	“Capital gains” (i) means, with respect to any entity, capital gains (as determined in accordance with GAAP) that are calculated with respect to the sale of capital stock or assets of such entity and which sale gave rise to a sale event and the calculation of profit allocation and (ii) will be equal to the amount, adjusted for minority interests, by which (x) the net sales price of such capital stock or assets, as the case may be, exceeded (y) the net book value (as determined in accordance with GAAP) of such capital stock or assets, as the case may be, at the time of such sale, as reflected on our company’s consolidated balance sheet prepared in accordance with GAAP; provided, that such amount shall not be less than zero.

•	“Capital losses” (i) means, with respect to any entity, capital losses (as determined in accordance with GAAP) that are calculated with respect to the sale of capital stock or assets of such entity and which sale gave rise to a sale event and the calculation of profit allocation and (ii) will be equal to the amount, adjusted for minority interests, by which (x) the net book value (as determined in accordance with GAAP) of such capital stock or assets, as the case may be, at the time of such sale, as reflected on the company’s consolidated balance sheet prepared in accordance with GAAP, exceeded (y) the net sales price of such capital stock or assets, as the case may be; provided, that such absolute amount thereof shall not be less than zero.

•	The company’s “consolidated net equity” will be equal to, as of any date, the sum of (i) the company’s consolidated total assets (as determined in accordance with GAAP) as of such date, plus (ii) the aggregate amount of asset impairments (as determined in accordance with GAAP) that were taken relating to any businesses owned by the company as of such date, plus (iii) the company’s consolidated accumulated amortization of intangibles (as determined in accordance with GAAP), as of such date minus (iv) the company’s consolidated total liabilities (as determined in accordance with GAAP) as of such date.

•	A business’ “contribution-based profits” will be equal to, for any measurement period as of any calculation date, the sum of (i) the aggregate amount of such business’ net income (loss) (as determined in accordance with GAAP and as adjusted for minority interests) with respect to such measurement period (without giving effect to (x) any capital gains or capital losses realized by such business that arise with respect to the sale of capital stock or assets held by such business and which sale gave rise to a sale event and the calculation of profit allocation or (y) any expense attributable to the accrual or payment of any amount of profit allocation or any amount arising under the supplemental put agreement, in each case, to the extent included in the calculation of such business’ net income (loss)), plus (ii) the absolute aggregate amount of such business’ loan expense with respect to such measurement period, minus (iii) the absolute aggregate amount of such business’ allocated share of the company’s overhead with respect to such measurement period.

•	The company’s “cumulative capital gains” will be equal to, as of any calculation date, the aggregate amount of capital gains realized by the company as of such calculation date, after giving effect to any capital gains realized by the company on such calculation date, since its inception.

•	The company’s “cumulative capital losses” will be equal to, as of any calculation date, the aggregate amount of capital losses realized by the company as of such calculation date, after giving effect to any capital losses realized by the company on such calculation date, since its inception.

•	The company’s “cumulative gains and losses” will be equal to, as of any calculation date, the sum of (i) the amount of cumulative capital gains as of such calculation date, minus (ii) the absolute amount of cumulative capital losses as of such calculation date.

•	The “high water mark” will be equal to, as of any calculation date, the highest positive amount of the company’s cumulative capital gains and losses as of such calculation date that were calculated in connection with a qualifying trigger event that occurred prior to such calculation date.

•	The “high water mark allocation” will be equal to, as of any calculation date, the product of (i) the amount of the high water mark as of such calculation date, multiplied by (ii) 20%.

•	A business’ “level 1 hurdle amount” will be equal to, as of any calculation date, the product of (i) (x) the quarterly hurdle rate of 2.00% (8% annualized), multiplied by (y) the number of fiscal quarters ending during such business’ measurement period as of such calculation date, multiplied by (ii) a business’ average allocated share of our consolidated equity for each fiscal quarter ending during such measurement period.

•	A business’ “level 2 hurdle amount” will be equal to, as of any calculation date, the product of (i) (x) the quarterly hurdle rate of 2.5% (10% annualized, which is 125% of the 8% annualized hurdle rate), multiplied by (y) the number of fiscal quarters ending during such business’ measurement period as of such calculation date, multiplied by (ii) a business’ average allocated share of our consolidated equity for each fiscal quarter ending during such measurement period.

•	A business’ “loan expense” will be equal to, with respect to any measurement period as of any calculation date, the aggregate amount of all interest or other expenses paid by such business with respect to indebtedness of such business to either the company or other company businesses with respect to such measurement period.

•	The “measurement period” will mean, with respect to any business as of any calculation date, the period from and including the later of (i) the date upon which the company acquired a controlling interest in such business and (ii) the immediately preceding calculation date as of which contribution-based profits were calculated with respect to such business and with respect to which profit allocation were paid (or, at the election of the allocation member, deferred) by the company up to and including such calculation date.

•	The company’s “overhead” will be equal to, with respect to any fiscal quarter, the sum of (i) that portion of the company’s operating expenses (as determined in accordance with GAAP) (without giving effect to any expense attributable to the accrual or payment of any amount of profit allocation or any amount arising under the supplemental put agreement to the extent included in the calculation of the company’s operating expenses), including any management fees actually paid by the company to our manager, with respect to such fiscal quarter that are not attributable to any of the businesses owned by the company (i.e., operating expenses that do not correspond to operating expenses of such businesses with respect to such fiscal quarter), plus (ii) the company’s accrued interest expense (as determined in accordance with GAAP) on any outstanding third party indebtedness of the company with respect to such fiscal quarter, minus (iii) revenue, interest income and other income reflected in the company’s unconsolidated financial statements as prepared in accordance with GAAP.

•	A “qualifying trigger event” will mean, with respect to any business, a trigger event that gave rise to a calculation of total profit allocation with respect to such business as of any calculation date and (ii) where the amount of total profit allocation so calculated as of such calculation date exceeded such business’ level 2 hurdle amount as of such calculation date.

•	A business’ “quarterly allocated share of our consolidated equity” will be equal to, with respect to any fiscal quarter, the product of (i) the company’s consolidated net equity as of the last day of such fiscal quarter, multiplied by (ii) a fraction, the numerator of which is such business’ adjusted net assets as of the last day of such fiscal quarter and the denominator of which is the sum of (x) the company’s adjusted net assets as of the last day of such fiscal quarter, minus (y) the aggregate amount of any cash and cash equivalents as such amount is reflected on the company’s consolidated balance sheet as prepared in accordance with GAAP that is not taken into account in the calculation of any business’ adjusted net assets as of the last day of such fiscal quarter.

•	A business’ “quarterly share of the company’s overhead” will be equal to, with respect to any fiscal quarter, the product of (i) the absolute amount of the company’s overhead with respect to such fiscal quarter, multiplied by (ii) a fraction, the numerator of which is such business’ adjusted net assets as of the last day of such fiscal quarter and the denominator of which is the company’s adjusted net assets as of the last day of such fiscal quarter.

•	An entity’s “third party indebtedness” means any indebtedness of such entity owed to any third party lenders that are not affiliated with such entity.

Supplemental Put Provision

In addition to the provisions discussed above, in consideration of our manager’s acquisition of the allocation shares, our operating agreement contains a supplemental put provision pursuant to which our manager will have the right to cause our company to purchase the allocation shares then owned by our manager upon termination of the management services agreement.

If the management services agreement is terminated at any time or our manager resigns, then our manager will have the right, but not the obligation, for one year from the date of such termination or resignation, as the case may be, to elect to cause our company to purchase all of the allocation shares then owned by our manager for the put price as of the put exercise date.

For purposes of this provision, the “put price” is equal to, as of any exercise date, (i) if we terminate the management services agreement, the sum of two separate, independently made calculations of the aggregate amount of manager’s profit allocation as of such exercise date or (ii) if our manager resigns, the average of two separate, independently made calculations of the aggregate amount of manager’s profit allocation as of such exercise date, in each case, calculated assuming that (x) all of the businesses are sold in an orderly fashion for fair market value as of such exercise date in the order in which the controlling interest in each business was acquired or otherwise obtained by our company, (y) the last day of the fiscal quarter ending immediately prior to such exercise date is the relevant calculation date for purposes of calculating manager’s profit allocation as of such exercise date. Each of the two separate, independently made calculations of the manager’s profit allocation for purposes of calculating the put price will be performed by a different investment bank that is engaged by our company at its cost and expense. The put price will be adjusted to account for a final “true-up” of the manager’s profit allocation.

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

Our company’s obligations under the put provision of our operating agreement are absolute and unconditional. In addition, our company will be subject to certain obligations and restrictions upon exercise of our manager’s put right until such time as our company’s obligations under the put provision of our operating agreement, including any related note, have been satisfied in full, including:

•	subject to our company’s right to issue a note in the circumstances described above, our company must use commercially reasonable efforts to raise sufficient debt or equity financing to permit our company to pay the put price or note when due and obtain approvals, waivers and consents or otherwise remove any restrictions imposed under contractual obligations or applicable law or regulations that have the effect of limiting or prohibiting our company from satisfying its obligations under the supplemental put agreement or note;

•	our manager will have the right to have a representative observe meetings of our company’s board of directors and have the right to receive copies of all documents and other information furnished to the board of directors;

•	our company and its businesses will be restricted in their ability to sell or otherwise dispose of their property or assets or any businesses they own and in their ability to incur indebtedness (other than in the ordinary course of business) without granting a lien on the proceeds therefrom to the manager, which lien will secure our company’s obligations under the put provision of our operating agreement or note; and

•	our company will be restricted in its ability to (i) engage in certain mergers or consolidations, (ii) sell, transfer or otherwise dispose of all or a substantial part of its business, property or assets or all or a substantial portion of the stock or beneficial ownership of its businesses or a portion thereof, (iii) liquidate, wind-up or dissolve, (iv) acquire or purchase the property, assets, stock or beneficial ownership or another person, or (v) declare and pay monthly distributions.

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

Termination of the management services agreement, by any means, will not affect our manager’s rights with respect to the allocation shares that it owns. In this regard, our manager will retain its put right and its allocation shares after ceasing to serve as our manager. As a result, if we terminate our manager, regardless of the reason for such termination, it would retain the right to exercise the put right and demand payment of the put price.

OUR LAND APPLICATION BUSINESS

Overview

Headquartered in Grand Junction, Iowa and founded in 1991, Neese is an established business specializing in providing a wide range of land application services and selling equipment and parts, primarily to the agricultural industry, but also to the construction and lawn and garden industries. Neese’s revenue mix is composed of waste disposal and a variety of agricultural services, wholesaling of agricultural equipment and parts, local trucking services, various shop services, and other products and services. Services to the local agricultural and farming communities include manure spreading, land rolling, bin whipping, cleaning of bulk storage bins and silos, equipment rental, trucking, vacuuming, building erection, and others.

Neese carries high-quality farm and ranch equipment from prominent manufacturers, including Buhler Versatile Tractors, Harvest International, Nuhn Industries Ltd., Twinstar, Fantini, Loftness, Roto-Grind, Sage Oil Vac, Dixie Chopper, and many others.

Products and Services

Waste Disposal and Land Application Services

Neese’s largest revenue source is providing waste disposal and land application services, primarily for the agricultural industry, and to a lesser extent, industrial and municipal customers. Services to the local agricultural and farming communities include manure spreading and land rolling. Neese also has a fleet of trucks that haul products for a variety of customers. Such services accounted for approximately 57.8% of Neese’s total revenues for the year ended December 31, 2017, as compared to approximately 59.5% for the year ended December 31, 2016.

Equipment and Parts Sales

Neese sells a wide range of farm and agricultural equipment. Some of the major brands offered include, but are not limited to, the following:

•	Versatile Tractors, which have a heavy frame and powerful Cummins QSX 15-liter engine that are hard working with the lugging power to pull pans and clear land;

•	Harvest International, which is a leading manufacturer of grain augers and grain handling equipment;

•	Nuhn Industries Ltd., which is a leading manufacturer of liquid manure spreaders, liquid manure agitators, liquid manure pumps, and manure hauling equipment;

•	Twinstar Basket rakes, which are designed to produce the highest quality hay;

•	Fantini, which is a leading company in the production of corn and sunflower headers;

•	Loftness crop shredders and grain baggers;

•	Roto-Grind grain handling and storage equipment;

•	Dixie Chopper, marketed as the world’s fastest lawnmower; and

•	Sage Oil Vac’s innovative, alternative fluid handling systems.

Such sales accounted for approximately 40.5% of Neese’s total revenues for the year ended December 31, 2017, as compared to approximately 36.2% for the year ended December 31, 2016.

Other Products and Services

Neese provides a variety of services to the local agricultural and farming communities, including bin whipping, cleaning all types of bulk storage bins and silos, equipment rental, trucking, vacuuming, building erection, and other services.

Pricing

Neese prices its products and services at what the market will bear. Pricing is generally determined by product and service mix, supply and demand, wholesale prices on equipment/parts, competitive forces, and other factors.

Supplier Relationships

Neese employs a variety of suppliers with two suppliers representing 10% or more of our total purchases. Neese maintains close relationships with its suppliers. Neese’s key vendors and suppliers are listed in the table below.

Supplier	Relationship Established (Year)	Product or Service Supplied	Total Purchases (2017)	Total Purchases (2016)	Percent of 2017 Purchases
Nuhn Industries	2002	Agricultural Equipment	$955,775	$864,423	23%
Quick Oil Co.	1993	Fuel	684,106	458,513	16%
Dixie Chopper	2000	Mowers	170,765	195,101	4%
Buhler Versatile	2008	Tractors	155,080	-	5%
Meyer Mfg	1993	Agricultural Equipment	133,336	166,280	3%

Products are purchased from these suppliers on an at-will basis. Such manufacturers could discontinue sales to Neese at any time or upon short notice. If any of these suppliers discontinued selling or were unable to continue selling to Neese, there could be a material adverse effect on our business and results of operations.

Relationships with suppliers are subject to change from time to time. Changes in Neese’s relationships with suppliers occur periodically, and could positively or negatively impact our net sales and operating profits. Please see “Item 1A. Risk Factors—Risks Related to Our Land Application Business—We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us.” However, we believe that we can be successful in mitigating negative effects resulting from unfavorable changes in the relationships between Neese and its suppliers through, among other things, the development of new or expanded supplier relationships.

Sales and Marketing

Neese relies primarily on the following methods to generate new business:

•	one inside salesperson;

•	the founders’ business development efforts;

•	a corporate website: www.neeseinc.com;

•	advertising in local/regional trade publications and newspapers;

•	a high rate (historically, about 90%) of repeat business; and

•	customer referrals.

We believe that Neese’s growth to date is also the result of the creation and maintenance of an excellent reputation with numerous farms and other players throughout the agricultural community of central Iowa. In addition, we believe that the founders have been instrumental in building the account base through extensive industry experience and product knowledge. Neese has a firm commitment to product quality and timely delivery, and customer satisfaction.

Customers and Markets

Neese currently serves approximately 375 active accounts. The end user market is the agricultural industry (livestock and crop production markets). Neese also performs work for and sells to industrial and municipal customers. The general service area is within a 60-mile radius of Neese’s headquarters in Grand Junction, Iowa.

We believe that Neese’s established customer base is a strong asset that contributes to its stability and presents opportunities for sales growth. Neese has a diversified customer base without reliance on several large customers. For the year ended December 31, 2017, one customer accounted for more than 12% of sales, and no other customers accounted for more than5% of total sales.

Competition

According to the Farm & Garden Equipment Wholesalers Industry Profile published by First Research, Inc. (June 2017), the U.S. farm and garden equipment wholesalers industry includes about 7,800 establishments (single-location companies and units of multi-location companies) with combined annual revenue of about $90 billion. This industry includes manufacturers’ wholesale sales branches as well as retail dealers in farm equipment, which are grouped with wholesalers because their products are sold primarily for business use rather than personal or household use. Large distributors have few economies of scale but can offer customers a wider range of products. Small distributors can compete successfully by holding exclusive territory rights to popular products. According to the Farm & Garden Equipment Wholesalers Industry Profile, the U.S. industry is fragmented, with the 50 largest companies generating about 40% of revenue, and no major companies dominate.

Neese competes with numerous companies that offer similar products and/or services. We believe that Neese’s primary competitive advantage is its decades-long, superior reputation for high quality products, service, reliability and stability, and safety record. Additionally, Neese is located in central Iowa, a strategic location due to its proximity to the State’s agricultural industry and its easy access to Interstate 35.

Competitive Strengths

Based on our management’s belief and experience in the industry, we believe that the following competitive strengths enable Neese to compete effectively.

•	Name and reputation: We believe that Neese enjoys a long-standing (25-year) reputation for its focus on offering a full line of new and used farm equipment and parts, and providing superior waste hauling, land application, and other services with competitive pricing and superior customer service.

•	Strong customer relationships: We believe that Neese has strong ties to hundreds of agricultural, industrial, and municipal organizations throughout its marketplace.

•	Highly trained and professional staff: We believe that Neese’s personnel are its most important asset. Neese employs dedicated and highly skilled professionals who have extensive industry experience. In order to ensure customers receive the most efficient and cost-effective service, Neese provides continuous safety and management training to its dedicated team of professionals.

•	Repeat business: We believe that Neese’s established and growing customer account base and an estimated 90% retention rate from year to year help ensure continuity of Neese’s operations.

Growth Strategies

We will strive to grow Neese’s business by pursuing the following growth strategies.

•	Expansion of product and service lines. Neese plans to continue expanding its product and service lines based on management’s assessment of customer needs.

•	Expansion of trucking services. Neese has increased its trucking business with a fleet of 14 trucks that it owns. The trucking business increases revenue during times when waste hauling is not as busy.

•	Increased sales and marketing. Neese also plans to continue spending additional resources on sales and marketing personnel and strategies in order to secure new client accounts.

•	Projected industry growth. Neese also plans to capitalize on projected industry growth. According to the Farm & Garden Equipment Wholesalers Industry Profile published by First Research, Inc. (March 2016), domestic demand for U.S. farm machinery and equipment, an indicator for wholesalers, is forecast to grow at an annual compounded rate of 5% between 2016 and 2020.

Intellectual Property

We do not own or license any material intellectual property in connection with the operation of Neese.

Employees

As of December 31, 2017, Neese employed 31 full-time workers and 2 part-time workers, as depicted in the table below.

Department/Function	Full-time Employees	Part-time Employees
Management	2	-
Office Employees	3	-
Truck Drivers	13	-
Mechanics	3	-
General Labor	10	2
TOTALS	31	2

None of Neese’s employees are represented by labor unions, and Neese believes that it has an excellent relationship with its employees.

Regulation

Neese is subject to a wide variety of laws and regulations, which historically have not had a material effect on our business. For example, most of the products sold and service provided are regulated by a host of state and federal agencies, including, one or more of the following: the Environmental Protection Agency, the Iowa Department of Natural Resources and the Consumer Products Safety Commission. Since we are a wholesaler (and not a manufacturer) of these products, responsibility for compliance generally falls upon the manufacturer. Neese is required to hold a commercial manure handler license which requires an annual training program.

PROPOSED ACQUISITION OF FITNESS CF

On July 7, 2017, our wholly-owned subsidiary 1847 Fitness entered into a membership interest purchase agreement with the following four Florida health clubs: (1) Central Florida Health Clubs, LLC d/b/a Fitness CF Orlando, a Florida limited liability company; (2) CLFL, LLC d/b/a Fitness CF Clermont, a Florida limited liability company; (3) MTDR LLC d/b/a Fitness CF Mt. Dora, a Florida limited liability company; and (4) SCFL, LLC d/b/a Fitness CF St. Cloud, a Florida limited liability company, collectively referred to as Fitness CF. On November 7, 2017 and December 18, 2017, the parties entered into amendments to the membership interest purchase agreement.

Fitness CF consists of four fitness centers in and around Orlando, Florida. Each gym offers fitness equipment and training, a wide variety of nutrition and wellness programs, and amenities including a juice bar, tanning rooms, a pro shop, self-defense classes and childcare facilities. Fitness CF serves nearly 27,000 members across central Florida with its flagship facility - a 56,000-square foot fitness center in Orlando - located just two miles from Universal Orlando Resort and seven miles from Disney World. Fitness CF’s other locations include a 47,800-square foot gym in Clermont, 30 miles west of Orlando; a 45,300-square foot gym in Mount Dora, 40 miles northwest of Orlando; and a 42,100-square foot gym in St. Cloud, 37 miles south of Orlando.

Pursuant to the membership interest purchase agreement, as amended, 1847 Fitness will acquire all of the issued and outstanding equity interests in Fitness CF for an aggregate purchase price of $15,908,000 (assuming full payment of the Gross-Up Amount described below), consisting of: (i) $14,500,000 in cash (subject to adjustment), which includes a non-refundable deposit in the amount of $50,000 that has been paid; (ii) the Gross-Up Amount (as described below); (iii) 135 shares of the common stock of 1847 Fitness, valued by the parties at $170,000, constituting 13.5% of the capital stock of 1847 Fitness; and (iv) the issuance of promissory notes in the aggregate principal amount of $1,000,000, in the form and upon such terms as are mutually agreed upon by the parties before the closing date. The “Gross-Up Amount” means the amount the cash portion of the purchase price will be increased, up to a maximum of $238,000, if, subsequent to the date of the membership interest purchase agreement and prior to the closing date, any seller who receives shares of 1847 Fitness determines that he, she or it will incur a federal tax liability resulting from the receipt of shares as a portion of the purchase price.

The cash portion of the purchase price is subject to several pre-closing adjustments. If Fitness CF’s working capital is less than -$40,000, then the cash portion of the purchase price will be reduced by an amount equal to such difference. In addition, the cash portion will be decreased by the amount of any outstanding indebtedness of Fitness CF existing as of the closing date. If Fitness CF completes the acquisition of an additional fitness club located in Clermont, Florida, then the cash portion will be increased by an amount equal to 125% of the capitalized costs associated with the new club. Finally, the cash portion will be increased by an amount equal to the aggregate amounts actually paid by MTDR LLC and CLFL, LLC to third parties on or prior to the closing date for locker room renovations; provided, however that the amount of such increase shall not exceed $100,000 in the aggregate; and provided, further, that the amount of such increase shall be reduced, on a dollar for dollar basis, to the extent that the sellers directly receive the benefit of any of the annual fee billings due from MTDR LLC’s and CLFL, LLC’s members in January 2018.

The cash portion of the purchase price is also subject to a post-closing working capital adjustment provision. Under this provision, the cash portion of the purchase price will be adjusted upward if the working capital reflected in the final certified balance sheet of Fitness CF as of a date on or about the closing date exceeds the working capital reflected in the preliminary balance sheet of Fitness CF. The cash portion of the purchase price will be adjusted downward if the working capital reflected in the final certified balance sheet of Fitness CF as of a date on or about the closing date is less than the working capital reflected in the preliminary balance sheet of Fitness CF. In each case, the working capital adjustment will be calculated in accordance with the working capital details specified in the membership interest purchase agreement.

The membership interest purchase agreement contains customary representations, warranties and covenants, including a covenant that the sellers will not compete with the business of Fitness CF for a period of three years following closing. The membership interest purchase agreement also contains mutual indemnification for breaches of representations or warranties and failure to perform covenants or obligations contained in the membership interest purchase agreement. In the case of the indemnification provided by the sellers with respect to breaches of certain non-fundamental representations and warranties, the sellers will only become liable for indemnified losses if the amount exceeds $150,000. Furthermore, the liability of the sellers for breaches of certain non-fundamental representations and warranties shall not exceed the purchase price payable under the membership interest purchase agreement.

The closing of the membership interest purchase agreement is subject to customary closing conditions, including, without limitation: (1) the completion of business, accounting and legal due diligence investigations; the receipt of all authorizations, consents and approvals of all governmental authorities or agencies; (2) the receipt of any required consents of any third parties; the release of any security interests; and (3) delivery of all documents required for the transfer of shares of Fitness CF to 1847 Fitness.

Under the membership interest purchase agreement, the closing of the Fitness CF transaction was to occur during February 2018 and the agreement would automatically terminate if the closing did not occur by February 28, 2018. The parties are currently negotiating an amendment to extend the termination date.

OUR HISTORIC MANAGEMENT CONSULTING BUSINESS

Through 1847 Management, we previously operated a consulting and advisory services business focused on providing management consulting, finance, marketing, operational and strategic planning, relationship access, corporate development and merger and acquisition analysis services.

On September 15, 2013, our subsidiary, 1847 Management, acquired a 50% interest in each of PPI Management and Christals Management from our Chief Executive Officer and controlling shareholder, Ellery W. Roberts. Each of PPI Management and Christals Management were management consulting and advisory firms. PPI Management acted as an advisor to PPI Acquisition Holdings, LLC, or PPI Acquisition, and its subsidiary, Pawn Plus, Inc., or Pawn Plus, and Christals Management acted as an advisor to Peekay Acquisition, LLC, or Peekay Acquisition, and its subsidiary Peekay Boutiques, Inc., or Peekay.

On December 31, 2012, PPI Management entered into an advisory agreement with PPI Acquisition. Under the advisory agreement, PPI Management was retained as a consultant to render management and consulting services to PPI Acquisition and its subsidiary, Pawn Plus. As compensation for the services provided by PPI Management, PPI Acquisition was required to pay PPI Management a fee equal to 5.75% of PPI Acquisition’s EBITDA, payable as follows: (i) 3.75% of EBITDA for any fiscal quarter is payable quarterly in advance and (ii) the difference between 5.75% of EBITDA for any fiscal year and the aggregate quarterly payments previously paid with respect to fiscal quarters in such fiscal year, payable yearly in arrears.

On March 1, 2016, PPI Acquisition entered into a strict foreclosure agreement with its secured lender, HD Special-Situations III, LP, or HD, pursuant to which HD foreclosed upon certain stock of Pawn Plus that was pledged to HD and HD thereby became the sole owner of Pawn Plus. On the same date, PPI Management entered into an assumption agreement with Pawn Plus pursuant to which Pawn Plus agreed to assume PPI Acquisition’s obligations under the advisory agreement with PPI Management to pay accrued management fees owed to PPI Management up to a cap of $120,000. PPI Management agreed that the accrued management fees in excess of $120,000 are forgiven and that no further fees were to accrue under the advisory agreement. In addition, PPI Management agreed that the payment of accrued management fees were subordinate to the payment by Pawn Plus of all of its obligations to HD.

On December 31, 2012, Christals Management and CP IV SPV, LLC, or CP IV, entered into an advisory agreement with Peekay Acquisition, pursuant to which each of Christals Management and CP IV, an entity that is not affiliated with Christals Management, our company, or Mr. Roberts, were retained to provide advisory services to Peekay Acquisition, Peekay, and its subsidiaries and affiliates. As compensation for the services provided by Christals Management, Peekay Acquisition paid Christals Management a one-time payment of $250,000 at the time the advisory agreement was entered into and was required to pay Christals Management an additional $250,000 for each fiscal year during the term.

On November 19, 2015, Christals Management entered into a termination agreement with Peekay Acquisition and CP IV, which terminates the advisory agreement effective as of the closing of Peekay’s public offering, which was later abandoned. After entering into the termination agreement with Peekay Acquisition, in order to accommodate Peekay Acquisition so that it could satisfy the requirements of its senior lender, Christals Management agreed that it would further postpone receipt of any remaining accrued fees or unreimbursed expenses through the date that Peekay Acquisition repays amounts owed to its senior lenders under its senior credit facility. During the year ending December 31, 2016, our company wrote off accrued fees in the amount of $100,000 due from Peekay Acquisition and Christals Management.

On October 3, 2017, our board decided to discontinue our management consulting operations in order to devote more time and resources to Neese and the proposed acquisition of Fitness CF.

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

Our ability to realize the anticipated benefits of the Neese acquisition or any future acquisitions will depend on our ability to integrate those businesses with our own. The combination of two independent businesses is a complex, costly and time-consuming process and there can be no assurance that we will be able to successfully integrate the Neese business or additional businesses into our business, or if such integration is successfully accomplished, that such integration will not be costlier or take longer than presently contemplated. Integration of the Neese acquisition or future acquisitions may include various risks and uncertainties, including the factors discussed in the paragraph below. If we cannot successfully integrate and manage the Neese business or additional businesses within a reasonable time, we may not be able to realize the potential and anticipated benefits of the such acquisitions, which could have a material adverse effect on our share price, business, cash flows, results of operations and financial position.

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

We were formed on January 22, 2013 and operated our management consulting business from inception through October 3, 2017. On March 3, 2017, we acquired Neese, which is a business that provides a wide range of products and services for the agriculture, construction, lawn and garden industries. We plan to acquire additional operating businesses in the future. Our manager will manage the day-to-day operations and affairs of our company and oversee the management and operations of our future businesses, subject to the oversight of our board of directors. If we do not develop effective systems and procedures, including accounting and financial reporting systems, to manage our operations as a consolidated public company, we may not be able to manage the combined enterprise on a profitable basis, which could adversely affect our ability to pay distributions to our shareholders.

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

The future success of Neese and our future businesses also depends on the respective management teams of those businesses because we intend to operate our businesses on a stand-alone basis, primarily relying on their existing management teams for day-to-day operations. Consequently, their operational success, as well as the success of any organic growth strategy, will be dependent on the continuing efforts of the management teams of our future businesses. We will seek to provide these individuals with equity incentives in our company and to have employment agreements with certain persons we have identified as key to their businesses. However, these measures may not prevent these individuals from leaving their employment. The loss of services of one or more of these individuals may materially adversely affect our financial condition, business and results of operations.

We may experience difficulty as we evaluate, acquire and integrate Neese and future businesses that we may acquire, which could result in drains on our resources, including the attention of our management, and disruptions of our on-going business.

A component of our strategy is to acquire a platform operating business in a particular industry and then acquire other businesses in the same industry. We will focus on small businesses in various industries. Generally, because such businesses are privately held, we may experience difficulty in evaluating potential target businesses as much of the information concerning these businesses is not publicly available. Therefore, our estimates and assumptions used to evaluate the operations, management and market risks with respect to potential target businesses may be subject to various risks and uncertainties. Further, the time and costs associated with identifying and evaluating potential target businesses and their industries may cause a substantial drain on our resources and may divert our management team’s attention away from the operations of our businesses for significant periods of time.

In addition, we may have difficulty effectively integrating and managing Neese and future acquisitions. The management or improvement of businesses we acquire may be hindered by a number of factors, including limitations in the standards, controls, procedures and policies implemented in connection with such acquisitions. Further, the management of an acquired business may involve a substantial reorganization of the business’ operations resulting in the loss of employees and customers or the disruption of our ongoing businesses. We may experience greater than expected costs or difficulties relating to an acquisition, in which case, we might not achieve the anticipated returns from any particular acquisition.

We face competition for businesses that fit our acquisition strategy and, therefore, we may have to acquire targets at sub-optimal prices or, alternatively, forego certain acquisition opportunities.

We have been formed to acquire and manage small businesses. In pursuing such acquisitions, we expect to face strong competition from a wide range of other potential purchasers. Although the pool of potential purchasers for such businesses is typically smaller than for larger businesses, those potential purchasers can be aggressive in their approach to acquiring such businesses. Furthermore, we expect that we may need to use third-party financing in order to fund some or all of these potential acquisitions, thereby increasing our acquisition costs. To the extent that other potential purchasers do not need to obtain third-party financing or are able to obtain such financing on more favorable terms, they may be in a position to be more aggressive with their acquisition proposals. As a result, in order to be competitive, our acquisition proposals may need to be aggressively priced, including at price levels that exceed what we originally determined to be fair or appropriate. Alternatively, we may determine that we cannot pursue on a cost-effective basis what would otherwise be an attractive acquisition opportunity.

We may not be able to successfully fund future acquisitions of new businesses due to the unavailability of debt or equity financing on acceptable terms, which could impede the implementation of our acquisition strategy.

In order to make future acquisitions, we intend to raise capital primarily through debt financing, primarily at our operating company level, additional equity offerings, the sale of equity or assets of our businesses, offering equity in our company or our businesses to the sellers of target businesses or by undertaking a combination of any of the above. Because the timing and size of acquisitions cannot be readily predicted, we may need to be able to obtain funding on short notice to benefit fully from attractive acquisition opportunities. Such funding may not be available on acceptable terms. In addition, the level of our indebtedness may impact our ability to borrow at our company level. The sale of additional common shares will also be subject to market conditions and investor demand for the common shares at prices that may not be in the best interest of our shareholders. These risks may materially adversely affect our ability to pursue our acquisition strategy.

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

We have identified material weaknesses in our internal control over financial reporting. If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately report our financial results and prevent fraud. As a result, current and potential shareholders could lose confidence in our financial statements, which would harm the trading price of our common shares.

Companies that file reports with the SEC, including us, are subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404. SOX 404 requires management to establish and maintain a system of internal control over financial reporting and annual reports on Form 10-K filed under the Exchange Act to contain a report from management assessing the effectiveness of a company's internal control over financial reporting. Separately, under SOX 404, as amended by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, public companies that are large accelerated filers or accelerated filers must include in their annual reports on Form 10-K an attestation report of their regular auditors attesting to and reporting on management's assessment of internal control over financial reporting. Non-accelerated filers and smaller reporting companies, like us, are not required to include an attestation report of their auditors in annual reports.

A report of our management is included under “Item 9A. Controls and Procedures.” We are a smaller reporting company and, consequently, are not required to include an attestation report of our auditor in our annual report. However, if and when we become subject to the auditor attestation requirements under SOX 404, we can provide no assurance that we will receive a positive attestation from our independent auditors.

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2017, management identified material weaknesses. These material weaknesses were associated with (i) our lack of appropriate policies and procedures to evaluate the proper accounting and disclosures of key documents and agreements and (ii) our lack of sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of GAAP commensurate with our financial reporting requirements. We are undertaking remedial measures, which measures will take time to implement and test, to address these material weaknesses. There can be no assurance that such measures will be sufficient to remedy the material weaknesses identified or that additional material weaknesses or other control or significant deficiencies will not be identified in the future. If we continue to experience material weaknesses in our internal controls or fail to maintain or implement required new or improved controls, such circumstances could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements, or adversely affect the results of periodic management evaluations and, if required, annual auditor attestation reports. Each of the foregoing results could cause investors to lose confidence in our reported financial information and lead to a decline in our stock price.

Because our Chief Executive Officer controls our manager and owns a controlling interest in our company, he is able to designate our directors and officers and control all major decisions and corporate actions and, so long as our Chief Executive Officer retains ownership of a majority of our outstanding common shares and control over our manager, you will not be able to elect any directors or have a meaningful say in any major decisions or corporate actions, which could decrease the price and marketability of our shares.

Our Chief Executive Officer owns 525,000 common shares constituting approximately 84.3% of our outstanding common shares. Our Chief Executive Officer also controls our manager. As a result, our Chief Executive Officer is able to elect all of our directors, appoint all of our officers, control the shareholder vote on any major decision or corporate action and control our operations. Our Chief Executive Officer can unilaterally decide major corporate actions such as mergers, acquisitions, future securities offerings, amendments to our operating agreement and other significant company events. Our Chief Executive Officer’s unilateral control over us could decrease the price and marketability of our common shares.

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

To date, we have not declared or paid any distributions, but our board of directors intends to declare and pay regular monthly cash distributions to our common shareholders following the acquisition by us of operating businesses with sufficient cash flow, to permit such distributions. Although we currently intend to pursue a policy of paying regular monthly distributions, our board of directors will have full authority and discretion to determine whether or not a distribution by our company should be declared and paid to our shareholders, as well as the amount and timing of any distribution. Our board of directors may, based on their review of our financial condition and results of operations and pending acquisitions, determine to reduce or not declare distributions, which may have a material adverse effect on the market price of our common shares.

In addition, the management fee, put price and profit allocation will be payment obligations of our company and, as a result, will be senior in right to the payment of any distributions to our shareholders. Further, we are required to make a profit allocation to our manager upon satisfaction of applicable conditions to payment.

If we are unable to generate sufficient cash flow from the anticipated future dividends and interest payments that we expect to receive from Neese or our future businesses, we may not be able to make distributions to our shareholders.

We expect that our company’s primary business will be the holding and managing of controlling interests in Neese and the other operating businesses that we expect to acquire in the future. Therefore, we will be dependent upon the ability of our businesses to generate cash flows and, in turn, distribute cash to us in the form of interest and principal payments on indebtedness and distributions on equity to enable us, first, to satisfy our financial obligations and, second, to make monthly distributions to our shareholders. The ability of our future businesses to make payments to us may also be subject to limitations under laws of the jurisdictions in which they are incorporated or organized. If, as a consequence of these various restrictions or otherwise, we are unable to generate sufficient cash flow from our businesses, we may not be able to declare, or may have to delay or cancel payment of, distributions to our shareholders. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend Policy” for a more detailed description of these restrictions.

Certain provisions of operating agreement of our company could make it difficult for third parties to acquire control of our company and could deprive you of the opportunity to obtain a takeover premium for your common shares.

Our operating agreement contains a number of provisions that could make it more difficult for a third-party to acquire, or may discourage a third-party from acquiring, control of our company. These provisions, among other things:

•	restrict our company’s ability to enter into certain transactions with our major shareholders, with the exception of our manager, modeled on the limitation contained in Section 203 of the General Corporation Law of the State of Delaware;

•	allow only our board of directors to fill newly created directorships, for those directors who are elected by our shareholders, and allow only our manager, as holder of the allocation shares, to fill vacancies with respect to the directors appointed by our manager;

•	require that directors elected by our shareholders be removed, with or without cause, only by an affirmative vote of the holders of two-thirds or more of the then outstanding common shares;

•	require advance notice for nominations of candidates for election to our board of directors or for proposing matters that can be acted upon by our shareholders at a meeting of our shareholders;

•	limit calling special meetings by our shareholders;

•	provide for a substantial number of additional authorized but unissued common shares that may be issued without action by our shareholders; and

•	provide our board of directors with certain authority to amend the operating agreement subject to certain voting and consent rights of the holders of common shares and allocation shares.

These provisions, as well as other provisions in the operating agreement, may delay, defer or prevent a transaction or a change in control that might otherwise result in you receiving a takeover premium for your common shares. See “Description of Securities—Anti-Takeover Provisions” included in the registration statement for more information about voting and consent rights and the anti-takeover provisions.

In the future, we will seek to enter into a credit facility to help fund our acquisition capital and working capital needs. This credit facility may expose us to additional risks associated with leverage and may inhibit our operating flexibility and reduce cash flow available for distributions to our shareholders.

Following the identification of future platform acquisitions, we will seek to enter into a credit facility with a third-party lender. Such credit facility will likely require us to pay a commitment fee on the undrawn amount and will likely contain a number of affirmative and restrictive covenants.

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

We expect that a future third-party credit facility will bear interest at floating rates. Such fluctuating interest rates could materially adversely affect our financial condition, including our ability to service our debt.

Following the identification and future acquisition of additional platform businesses, we will seek to enter into a third-party credit facility with a leading institution. We expect that such credit facility will bear interest at floating rates which will generally change as interest rates change. We bear the risk that the rates we are charged by our lender will increase faster than we can grow the cash flow of a platform business and any other businesses that we may acquire in the future, which could reduce profitability, materially adversely affect our ability to service our debt, cause us to breach covenants contained in our proposed third-party credit facility and reduce cash flow available for distribution.

Our existing master lease agreement contains certain terms that could limit our ability to operate and could materially adversely affect our financial condition.

The cash portion of the acquisition of Neese was financed under a capital lease transaction for Neese’s equipment with Utica Leaseco, LLC, or the Lessor, pursuant to a master lease agreement, as amended, under which we are obligated to repay the Lessor an aggregate of $3,878,337 as of December 31, 2017 for certain of Neese’s equipment that it leases to 1847 Neese and Neese. In connection with the master lease agreement, we granted the Lessor a security interest in and lien on all of Neese’s equipment, accounts receivable, general intangibles, inventory and certain other properties.

The master lease agreement contains customary events of default, including non-payment of rent or other payment within five (5) days of the due date, failure to maintain, use or operate the equipment in compliance with applicable law, or failure to perform any other terms, covenants or conditions under the master lease agreement. If an event of default were to occur, the Lessor may pursue all remedies available to it, including terminating our right to use the equipment and other rights but not our obligations under the master lease agreement, and recover liquidating damages. The loss of our ability to use the equipment could limit our ability to operate and could materially adversely affect our financial condition.

We may engage in a business transaction with one or more target businesses that have relationships with our executive officers, our directors, our manager, our manager’s employees or our manager’s operating partners, or any of their respective affiliates, which may create or present conflicts of interest.

We may decide to engage in a business transaction with one or more target businesses with which our executive officers, our directors, our manager, our manager’s employees, our manager’s operating partners, or any of their respective affiliates, have a relationship, which may create or present conflicts of interest. Regardless of whether we obtain a fairness opinion from an independent investment banking firm with respect to such a transaction, conflicts of interest may still exist with respect to a particular acquisition and, as a result, the terms of the acquisition of a target business may not be as advantageous to our shareholders as it would have been absent any conflicts of interest.

The operational objectives and business plans of our businesses may conflict with our operational and business objectives or with the plans and objective of another business we own and operate.

Our businesses will operate in different industries and face different risks and opportunities depending on market and economic conditions in their respective industries and regions. A business’ operational objectives and business plans may not be similar to our objectives and plans or the objectives and plans of another business that we own and operate. This could create competing demands for resources, such as management attention and funding needed for operations or acquisitions, in the future.

If, in the future, we cease to control and operate our land application business or other businesses that we acquire in the future or engage in certain other activities, we may be deemed to be an investment company under the Investment Company Act.

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

As an “Emerging Growth Company” under the Jumpstart Our Business Startups Act of 2012, we are permitted to rely on exemptions from certain disclosure requirements.

We qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

•	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.

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

Risks Related to Our Relationship with Our Manager

Termination of the management services agreement will not affect our manager’s rights to receive profit allocations and removal of our manager may cause us to incur significant fees.

Our manager owns all of the allocation shares of our company, which generally will entitle our manager to receive a profit allocation as a form of preferred distribution. In general, this profit allocation is designed to pay our manager 20% of the excess of the gains upon dispositions of our subsidiaries, plus an amount equal to the net income of such subsidiaries since their acquisition by the company, over an annualized hurdle rate. If our manager resigns or is removed, for any reason, it will remain the owner of our allocation shares. It will therefore remain entitled to all profit allocations while it holds our allocation shares regardless of whether it is terminated as our manager. If we terminate our manager, it may therefore be difficult or impossible for us to find a replacement to serve the function of our manager, because we would not be able to force our manager to transfer its allocation shares to a replacement manager so that the replacement manager could be entitled to a profit allocation. Therefore, as a practical matter, it may be difficult for us to replace our manager without its cooperation. If it becomes necessary to replace our manager and we are unable to replace our manager without its cooperation, we may be unable to continue to manage our operations effectively and our business may fail.

If we terminate the management services agreement with our manager, any fees, costs and expenses already earned or otherwise payable to the manager upon termination would become immediately due. Moreover, if our manager were to be removed and our management services agreement terminated by a vote of our board of directors and a majority of our common shares other than common shares beneficially owned by our manager, we would also owe a termination fee to our manager on top of the other fees, costs and expenses. In addition, the management services agreement is silent as to whether termination of our manager “for cause” would result in a termination fee; there is therefore a risk that the agreement may be interpreted to entitle our manager to a termination fee even if terminated “for cause”. The termination fee would equal twice the sum of the amount of the quarterly management fees calculated with respect to the four fiscal quarters immediately preceding the termination date of the management services agreement. As a result, we could incur significant management fees as a result of the termination of our manager, which may increase the risk that our business may be unable to meet its financial obligations or otherwise fail.

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

Although our Chief Executive Officer intends to devote substantially all of his time to the affairs of our company and our manager must present all opportunities that meet our company’s acquisition and disposition criteria to our board of directors, neither our manager nor our Chief Executive Officer is expressly prohibited from investing in or managing other entities. In this regard, the management services agreement and the obligation to provide management services will not create a mutually exclusive relationship between our manager and its affiliates, on the one hand, and our company, on the other. See “Item 1. Business—Our Manager” for more information about our relationship with our manager and our management team.

Our manager need not present an acquisition opportunity to us if our manager determines on its own that such acquisition opportunity does not meet our company’s acquisition criteria.

Our manager will review any acquisition opportunity to determine if it satisfies our company’s acquisition criteria, as established by our board of directors from time to time. If our manager determines, in its sole discretion, that an opportunity fits our criteria, our manager will refer the opportunity to our board of directors for its authorization and approval prior to signing a letter of intent, indication of interest or similar document or agreement. Opportunities that our manager determines do not fit our criteria do not need to be presented to our board of directors for consideration. In addition, upon a determination by our board of directors not to promptly pursue an opportunity presented to it by our manager, in whole or in part, our manager will be unrestricted in its ability to pursue such opportunity, or any part that we do not promptly pursue, on its own or refer such opportunity to other entities, including its affiliates. If such an opportunity is ultimately profitable, we will have not participated in such opportunity. See “Item 1. Business—Our Manager—Acquisition and Disposition Opportunities” for more information about our company’s current acquisition criteria.

Our Chief Executive Officer, Mr. Ellery W. Roberts, controls our manager and, as a result we may have difficulty severing ties with Mr. Roberts.

Under the terms of the management services agreement, our board of directors may, after due consultation with our manager, at any time request that our manager replace any individual seconded to our company, and our manager will, as promptly as practicable, replace any such individual. However, because Mr. Roberts controls our manager, we may have difficulty completely severing ties with Mr. Roberts absent terminating the management services agreement and our relationship with our manager. Further, termination of the management services agreement could give rise to a significant financial obligation of our company, which may have a material adverse effect on our business and financial condition. See “Our Manager” for more information about our relationship with our manager.

If the management services agreement is terminated, our manager, as holder of the allocation shares, has the right to cause our company to purchase its allocation shares, which may have a material adverse effect on our financial condition.

If: (i) the management services agreement is terminated at any time other than as a result of our manager’s resignation, subject to (ii); or (ii) our manager resigns, our manager will have the right, but not the obligation, for one year from the date of termination or resignation, as the case may be, to cause our company to purchase the allocation shares for the put price. The put price shall be equal to, as of any exercise date: (i) if we terminate the management services agreement, the sum of two separate, independently made calculations of the aggregate amount of the “base put price amount” as of such exercise date; or (ii) if our manager resigns, the average of two separate, independently made calculations of the aggregate amount of the “base put price amount” as of such exercise date. If our manager elects to cause our company to purchase its allocation shares, we are obligated to do so and, until we have done so, our ability to conduct our business, including our ability to incur debt, to sell or otherwise dispose of our property or assets, to engage in certain mergers or consolidations, to acquire or purchase the property, assets or stock of, or beneficial interests in, another business, or to declare and pay dividends, would be restricted. These financial and operational obligations of our company may have a material adverse effect on our financial condition, business and results of operations. See “Item 1. Business—Our Manager—Our Manager as an Equity Holder—Supplemental Put Provision” for more information about our manager’s put right and our obligations relating thereto, as well as the definition and calculation of the base put price amount.

If the management services agreement is terminated, we will need to change our name and cease our use of the term “1847”, which in turn could have a material adverse impact upon our business and results of operations as we would be required to expend funds to create and market a new name.

Our manager controls our rights to the term “1847” as it is used in the name of our company. Our company, 1847 Neese, and any future businesses that we may acquire must cease using the term “1847,” including any trademark based on the name of our company that may be licensed to them by our manager under the license provisions of our management services agreement, entirely in their businesses and operations within 180 days of our termination of the management services agreement. The sublicense provisions of the management services agreement would require our company and its businesses to change their names to remove any reference to the term “1847” or any reference to trademarks licensed to them by our manager. This also would require us to create and market a new name and expend funds to protect that name, which may have a material adverse effect on our business and results of operations.

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

Our company will record the allocation shares at the redemption value at each balance sheet date by recording any change in fair value through its income statement as a dividend between net income and net income available to common shareholders. The redemption value of the allocation shares is largely related to the value of the profit allocation that our manager, as holder of the allocation shares, will receive. The redemption value of the allocation shares may fluctuate on a period-to-period basis based on the monthly distributions we pay to our shareholders, the earnings of our businesses and the price of our common shares, which fluctuation may be significant, and could cause a material adverse effect on our company’s results of operations. See “Item 1. Business—Our Manager—Our Manager as an Equity Holder” for more information about the terms and calculation of the profit allocation and any payments under the supplemental put provisions of our operating agreement.

We cannot determine the amount of management fee that will be paid to our manager over time with certainty, which management fee may be a significant cash obligation of our company and may reduce the cash available for operations and monthly distributions to our shareholders.

Our manager’s management fee will be calculated by reference to our company’s adjusted net assets, which will be impacted by the following factors:

•	the acquisition or disposition of businesses by our company;

•	organic growth, add-on acquisitions and dispositions by our businesses; and

•	the performance of our businesses.

We cannot predict these factors, which may cause significant fluctuations in our adjusted net assets and, in turn, impact the management fee we pay to our manager. Accordingly, we cannot determine the amount of management fee that will be paid to our manager over time with any certainty, which management fee may represent a significant cash obligation of our company and may reduce the cash available for our operations and monthly distributions to our shareholders.

We must pay our manager the management fee regardless of our performance. Therefore, our manager may be induced to increase the amount of our assets rather than the performance of our businesses.

Our manager is entitled to receive a management fee that is based on our adjusted net assets, as defined in the management services agreement, regardless of the performance of our businesses. In this respect, the calculation of the management fee is unrelated to our company’s net income. As a result, the management fee may encourage our manager to increase the amount of our assets by, for example, recommending to our board of directors the acquisition of additional assets, rather than increase the performance of our businesses. In addition, payment of the management fee may reduce or eliminate the cash we have available for monthly distribution to our shareholders.

The management fee is based solely upon our adjusted net assets; therefore, if in a given year our performance declines, but our adjusted net assets remain the same or increase, the management fee we pay to our manager for such year will increase as a percentage of our net income and may reduce the cash available for monthly distribution to our shareholders.

The management fee we pay to our manager will be calculated solely by reference to our company’s adjusted net assets. If in a given year the performance of our company declines, but our adjusted net assets remains the same or increases, the management fee we pay to our manager for such year will increase as a percentage of our net income and may reduce the cash available for monthly distributions to our shareholders. See “Item 1. Business—Our Manager—Our Manager as a Service Provider—Management Fee” for more information about the terms and calculation of the management fee.

The amount of profit allocation to be paid to our manager could be substantial. However, we cannot determine the amount of profit allocation that will be paid over time or the put price with any certainty.

We cannot determine the amount of profit allocation that will be paid over time or the put price with any certainty. Such determination would be dependent on, among other things, the number, type and size of the acquisitions and dispositions that we make in the future, the distributions we pay to our shareholders, the earnings of our businesses and the market value of common shares from time to time, factors that cannot be predicted with any certainty at this time. Such factors will have a significant impact on the amount of any profit allocation to be paid to our manager, especially if our share price significantly increases. See “Item 1. Business—Our Manager—Our Manager as an Equity Holder —Manager’s Profit Allocation” for more information about the calculation and payment of profit allocation. Any amounts paid in respect of the profit allocation are unrelated to the management fee earned for performance of services under the management services agreement.

The management fee and profit allocation to be paid to our manager may significantly reduce the amount of cash available for monthly distribution to our shareholders and for operations.

Under the management services agreement, our company will be obligated to pay a management fee to and, subject to certain conditions, reimburse the costs and out-of-pocket expenses of our manager incurred on behalf of our company in connection with the provision of services to our company. Similarly, our businesses will be obligated to pay fees to and reimburse the costs and expenses of our manager pursuant to any offsetting management services agreements entered into between our manager and our businesses, or any transaction services agreements to which such businesses are a party. In addition, our manager, as holder of the allocation shares, will be entitled to receive a profit allocation upon satisfaction of applicable conditions to payment and may be entitled to receive the put price upon the occurrence of certain events. While we cannot quantify with any certainty the actual amount of any such payments in the future, we do expect that such amounts could be substantial. See “Our Manager” for more information about these payment obligations of our company. The management fee, put price and profit allocation will be payment obligations of our company and, as a result, will be senior in right to the payment of any distributions to our shareholders. Likewise, the profit allocation may also significantly reduce the cash available for operations.

Our manager’s influence on conducting our business and operations, including acquisitions, gives it the ability to increase its fees and compensation to our Chief Executive Officer, which may reduce the amount of cash available for monthly distribution to our shareholders.

Under the terms of the management services agreement, our manager is paid a management fee calculated as a percentage of our company’s adjusted net assets for certain items and is unrelated to net income or any other performance base or measure. See “Item 1. Business—Our Manager—Our Manager as a Service Provider—Management Fee” for more information about the calculation of the management fee. Our manager, which Ellery W. Roberts, our Chief Executive Officer, controls, may advise us to consummate transactions, incur third-party debt or conduct our operations in a manner that may increase the amount of fees paid to our manager which, in turn, may result in higher compensation to Mr. Roberts because his compensation is paid by our manager from the management fee it receives from our company.

Fees paid by our company and our businesses pursuant to transaction services agreements do not offset fees payable under the management services agreement and will be in addition to the management fee payable by our company under the management services agreement.

The management services agreement provides that businesses that we may acquire in the future may enter into transaction services agreements with our manager pursuant to which our businesses will pay fees to our manager. See “Item 1. Business—Our Manager—Our Manager as a Service Provider” for more information about these agreements. Unlike fees paid under the offsetting management services agreements, fees that are paid pursuant to such transaction services agreements will not reduce the management fee payable by our company. Therefore, such fees will be in addition to the management fee payable by our company or offsetting management fees paid by businesses that we may acquire in the future.

The fees to be paid to our manager pursuant to these transaction service agreements will be paid prior to any principal, interest or dividend payments to be paid to our company by our businesses, which will reduce the amount of cash available for monthly distributions to shareholders.

Our manager’s profit allocation may induce it to make decisions and recommend actions to our board of directors that are not optimal for our business and operations.

Our manager, as holder of all of the allocation shares in our company, will receive a profit allocation based on the extent to which gains from any sales of our subsidiaries plus their net income since the time they were acquired exceed a certain annualized hurdle rate. As a result, our manager may be encouraged to make decisions or to make recommendations to our board of directors regarding our business and operations, the business and operations of our businesses, acquisitions or dispositions by us or our businesses and monthly distributions to our shareholders, any of which factors could affect the calculation and payment of profit allocation, but which may otherwise be detrimental to our long-term financial condition and performance.

The obligations to pay the management fee and profit allocation, including the put price, may cause our company to liquidate assets or incur debt.

If we do not have sufficient liquid assets to pay the management fee and profit allocation, including the put price, when such payments are due and payable, we may be required to liquidate assets or incur debt in order to make such payments. This circumstance could materially adversely affect our liquidity and ability to make monthly distributions to our shareholders. See “Our Manager” for more information about these payment obligations of our company.

Risks Related to Taxation

Our shareholders will be subject to taxation on their share of our company’s taxable income, whether or not they receive cash distributions from our company.

Our company is a limited liability company and will be classified as a partnership for U.S. federal income tax purposes. Consequently, our shareholders will be subject to U.S. federal income taxation and, possibly, state, local and foreign income taxation on their share of our company’s taxable income, whether or not they receive cash distributions from our company. There is, accordingly, a risk that our shareholders may not receive cash distributions equal to their portion of our company’s taxable income or even in an amount sufficient to satisfy the tax liability that results from that income. This risk is attributable to a number of variables, such as results of operations, unknown liabilities, government regulations, financial covenants relating to the debt of our company, funds needed for future acquisitions and/or to satisfy short- and long-term working capital needs of our businesses, and the discretion and authority of our company’s board of directors to make distributions or modify our distribution policy.

As a partnership, our company itself will not be subject to U.S. federal income tax (except as may be imposed under certain recently enacted partnership audit rules), although it will file an annual partnership information return with the IRS. The information return will report the results of our company’s activities and will contain a Schedule K-1 for each company shareholder reflecting allocations of profits or losses (and items thereof) to members of our company, that is, to the shareholders. Each partner of a partnership is required to report on his or her income tax return his or her share of items of income, gain, loss, deduction, credit, and other items of the partnership (in each case, as reflected on such Schedule K-1) without regard to whether cash distributions are received. Each holder will be required to report on his or her tax return his or her allocable share of company income, gain, loss, deduction, credit and other items for our company’s taxable year that ends with or within the holder’s taxable year. Thus, holders of common shares will be required to report taxable income (and thus be subject to significant income tax liability) without a corresponding current receipt of cash if our company were to recognize taxable income and not make cash distributions to the shareholders.

Generally, the determination of a holder’s distributive share of any item of income, gain, loss, deduction, or credit of a partnership is governed by the operating agreement. The income tax laws governing the allocation of company income, gains, losses, deductions or credits set forth in a particular Schedule K-1 are complex and there can be no assurance that the IRS would not successfully challenge any allocation set forth in any such Schedule K-1. Whether an allocation set forth in any particular K-1 issued to a shareholder will be accepted by the IRS depends on a facts and circumstances analysis of the underlying economic arrangement of our company’s shareholders. If the IRS were to prevail in challenging the allocations provided by the operating agreement, the amount of income or loss allocated to holders for U.S. federal income tax purposes could be increased or reduced or the character of the income or loss could be modified. See “Material U.S. Federal Income Tax Considerations” included in the registration statement for more information.

All of our company’s income could be subject to an entity-level tax in the United States, which could result in a material reduction in cash flow available for distribution to holders of common shares and thus could result in a substantial reduction in the value of the common shares.

Based on the number of shareholders we have and because our shares are listed for trading on the Over-The-Counter market, we believe that our company will be regarded as a publicly-traded partnership. Under the federal tax laws, a publicly-traded partnership generally will be treated as a corporation for U.S. federal income tax purposes. A publicly-traded partnership will be treated as a partnership, however, and not as a corporation, for U.S. federal tax purposes, so long as 90% or more of its gross income for each taxable year in which it is publicly traded constitutes “qualifying income” within the meaning of section 7704(d) of the Internal Revenue Code of 1986, as amended, or the Code, and our company is not required to register under the Investment Company Act. Qualifying income generally includes dividends, interest (other than interest derived in the conduct of a lending or insurance business or interest the determination of which depends in whole or in part on the income or profits of any person), certain real property rents, certain gain from the sale or other disposition of real property, gains from the sale of stock or debt instruments which are held as capital assets, and certain other forms of “passive-type” income. Our company expects to realize sufficient qualifying income to satisfy the qualifying income exception. Our company also expects that we will not be required to register under the Investment Company Act.

In certain cases, income that would otherwise qualify for the qualifying income exception may not so qualify if it is considered to be derived from an active conduct of a business. For example, the IRS may assert that interest received by our company from its subsidiaries is not qualifying income because it is derived in the conduct of a lending business. If our company fails to satisfy the qualifying income exception or is required to register under the Investment Company Act, our company will be classified as a corporation for U.S. federal (and certain state and local) income tax purposes, and shareholders of our company would be treated as shareholders in a domestic corporation. Our company would be required to pay federal income tax at regular corporate rates on its income. In addition, our company would likely be liable for state and local income and/or franchise taxes on its income. Distributions to the shareholders would constitute ordinary dividend income (taxable at then existing ordinary income rates) or, in certain cases, qualified dividend income (which is generally subject to tax at reduced tax rates) to such holders to the extent of our company’s earnings and profits, and the payment of these dividends would not be deductible to our company. Taxation of our company as a corporation could result in a material reduction in distributions to our shareholders and after-tax return and, thus, would likely result in a substantial reduction in the value of, or materially adversely affect the market price of, the common shares.

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

In order for our company to be treated as a partnership for U.S. federal income tax purposes and not as a publicly traded partnership taxable as a corporation, our company must meet the qualifying income exception discussed above on a continuing basis and our company must not be required to register as an investment company under the Investment Company Act. In order to effect such treatment, our company may be required to invest through foreign or domestic corporations, forego attractive business or investment opportunities or enter into borrowings or financings our company (o any of our subsidiaries, as the case may be) may not have otherwise entered into. This may adversely affect our ability to operate solely to maximize our cash flow. In addition, our company may not be able to participate in certain corporate reorganization transactions that would be tax free to our shareholders if our company were a corporation.

Non-corporate investors who are U.S. taxpayers will not be able to deduct certain fees, costs or other expenses for U.S. federal income tax purposes.

Our company will pay a management fee (and possibly certain transaction fees) to our manager. Our company will also pay certain costs and expenses incurred in connection with activities of our manager. Our company intends to deduct such fees and expenses to the extent that they are reasonable in amount and are not capital in nature or otherwise nondeductible. It is expected that such fees and other expenses will generally constitute miscellaneous itemized deductions for non-corporate U.S. taxpayers who hold common shares. Under current law that is in effect for taxable years beginning after December 31, 2017 and before January 1, 2026, non-corporate U.S. taxpayers may not deduct any such miscellaneous itemized deductions for U.S. federal income tax purposes. A non-corporate U.S. taxpayer’s inability to deduct such items could result in such holder reporting as his or her share of company taxable income an amount that exceeds any cash actually distributed to such U.S. taxpayer for the year. Corporate U.S. holders of common shares generally will be able to deduct these fees, costs and expenses in accordance with applicable U.S. federal income tax law.

A portion of the income arising from an investment in our common shares may be treated as unrelated business taxable income and taxable to certain tax-exempt holders despite such holders’ tax-exempt status.

Our company expects to incur debt that would be treated as “acquisition indebtedness” under section 514 of the Code with respect to certain of its investments. To the extent our company recognizes income from any investment with respect to which there is “acquisition indebtedness” during a taxable year, or to the extent our company recognizes gain from the disposition of any investment with respect to which there is “acquisition indebtedness,” a portion of the income received will be treated as unrelated business taxable income and taxable to tax-exempt investors. In addition, if the IRS successfully asserts that we are engaged in a trade or business for U.S. federal income tax purposes (for example, if it determines we are engaged in a lending business), then tax-exempt and in certain cases non-U.S. holders would be subject to U.S. income tax on any income generated by such business. The foregoing only applies if the amount of such business income does not cause the company to fail to meet the qualifying income test (which would happen if such income exceeded 10% of our gross income, and in which case such failure would cause us to be taxable as a corporation).

A portion of the income arising from an investment in our common shares may be treated as income that is effectively connected with our conduct of a U.S. trade or business, which income would be taxable to holders who are not U.S. taxpayers.

If the IRS successfully asserts that we are engaged in a trade or business in the United States for U.S. federal income tax purposes (for example, if it determines we are engaged in a lending business), then in certain cases non-U.S. holders would be subject to U.S. income tax on any income that is effectively connected with such business. It could also cause the non-U.S. holder to be subject to U.S. federal income tax on a sale of his or her interest in the company under recently enacted tax law. The foregoing only applies if the amount of such business income does not cause the company to fail to meet the qualifying income test (which would happen if such income exceeded 10% of our gross income, and in which case such failure would cause us to be taxable as a corporation).

Risks related to recently enacted legislation.

The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. No assurance can be given as to whether, when or in what form the U.S. federal income tax laws applicable to us and our shareholders may be enacted. Changes to the U.S. federal income tax laws and interpretations of U.S. federal income tax laws could adversely affect an investment in our common shares.

We cannot predict whether, when or to what extent new U.S. federal tax laws, regulations, interpretations or rulings will be issued, nor is the long-term impact of recently enacted tax legislation clear. Prospective investors are urged to consult their tax advisors regarding the effect of potential changes to the U.S. federal income tax laws on an investment in our common shares.

Risks Related to Our Land Application Business

Adverse weather conditions, including as a result of future climate change, may adversely affect the availability, quality and price of agricultural commodities and agricultural commodity products, which may impact our land application business, as well as our operations and operating results.

Adverse weather conditions have historically caused volatility in the agricultural commodity industry by causing crop failures or significantly reduced harvests, which may affect the supply and pricing of agricultural commodities, and result in reduce demand for our products and services and negatively affect the creditworthiness of agricultural producers who do business with us.

Severe adverse weather conditions, such as hurricanes or severe storms, may also result in extensive property damage, extended business interruption, personal injuries and other loss and damage to agricultural producers who do business with us. Our operations also rely on dependable and efficient transportation services. A disruption in transportation services, as a result of weather conditions or otherwise, may also significantly adversely impact our operations.

Additionally, the potential physical impacts of climate change are uncertain and may vary by region. These potential effects could include changes in rainfall patterns, water shortages, changing sea levels, changing storm patterns and intensities, and changing temperature levels that could adversely impact our costs and business operations, the location and costs of global agricultural commodity production and the supply and demand for agricultural commodities. These effects could be material to our results of operations, liquidity or capital resources.

Government policies and regulations, particularly those affecting the agricultural sector and related industries, could adversely affect our operations and profitability.

Agricultural commodity production and trade flows are significantly affected by government policies and regulations. Governmental policies affecting the agricultural industry, such as taxes, tariffs, duties, subsidies, import and export restrictions on agricultural commodities and commodity products and energy policies (including biofuels mandates), can influence industry profitability, the planting of certain crops versus other uses of agricultural resources, the location and size of crop production, whether unprocessed or processed commodity products are traded and the volume and types of imports and exports. In addition, international trade disputes can adversely affect agricultural commodity trade flows by limiting or disrupting trade between countries or regions.

Increases in prices for, among other things, food, fuel and crop inputs, such as fertilizers, have become the subject of significant discussion by governmental bodies and the public throughout the world in recent years. In some countries, this has led to the imposition of policies such as price controls, tariffs and export restrictions on agricultural commodities. Future governmental policies, regulations or actions affecting our industries may adversely affect the supply of, demand for and prices of our products and services, restrict our ability to do business and cause our financial results to suffer.

We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us.

We do not manufacture any products we sell, and instead purchase our products from manufacturers. Since we purchase products from many manufacturers under at-will contracts and contracts which can be terminated without cause upon 90 days’ notice or less, or which expire without express rights of renewal, manufacturers could discontinue sales to us immediately or upon short notice. In lieu of termination, a manufacturer may also change the terms upon which it sells, for example, by raising prices or broadening distribution to third parties. For these and other reasons, we may not be able to acquire desired merchandise in sufficient quantities or on acceptable terms in the future.

Any significant interruption in the supply of products by manufacturers could disrupt our ability to deliver merchandise to our customers in a timely manner, which could have a material adverse effect on our business, financial condition and results of operations.

Manufacturers are subject to certain risks that could adversely impact their ability to provide us with their products on a timely basis, including industrial accidents, environmental events, strikes and other labor disputes, union organizing activity, disruptions in logistics or information systems, loss or impairment of key manufacturing sites, product quality control, safety, and licensing requirements and other regulatory issues, as well as natural disasters and other external factors over which neither they nor we have control. In addition, our operating results depend to some extent on the orderly operation of our receiving and distribution processes, which depend on manufacturers’ adherence to shipping schedules and our effective management of our distribution facilities and capacity.

If a material interruption of supply occurs, or a significant manufacturer ceases to supply us or materially decreases its supply to us, we may not be able to acquire products with similar quality as the products we currently sell or to acquire such products in sufficient quantities to meet our customers’ demands or on favorable terms to our business, any of which could adversely impact our business, financial condition and results of operations.

Competition in the land application business and agricultural equipment industry could adversely affect our business.

Neese sells products and services into a regional market. The principal competitive factors in our regional market includes product performance, innovation and quality, distribution, customer service and price. The competitive environment in the land application business and agricultural equipment industry includes global competitors and many regional and local competitors. These competitors have varying numbers of product lines competing with our products and services and each has varying degrees of regional focus. An important part of the competition within the agricultural equipment industry during the past decade has come from a variety of short-line and specialty manufacturers, as well as indigenous regional competitors, with differing manufacturing and marketing methods. Due to industry conditions, including the merger of certain large integrated competitors, we believe the agricultural equipment business continues to undergo change and is becoming more competitive. Our inability to successfully compete with respect to product performance, innovation and quality, distribution, customer service and price could adversely affect our results of operations and financial condition.

Risks Related to Ownership of Our Common Shares

Although we have filed a listing application with the Nasdaq Capital Market, we may be unable to list on that exchange. If we are unable to list on a national securities exchange, it will be difficult for you to sell your common shares.

We are currently eligible for quotation on the Pink Open Market operated by OTC Markets Group and not listed on a national securities exchange. We have filed an application to have our common shares listed on the Nasdaq Capital Market, but no assurance can be given that our application will be approved. If we are unable to list our shares on a national securities exchange, it may be difficult to sell your shares. If you sell your shares, it will likely be at a substantial discount.

Our common shares are eligible for quotation on the Pink Open Market but no quotations have been made and no trading has occurred in our common shares. Due to the lack of an active trading market for our securities, you may have difficulty selling any common shares you purchase, which could result in the loss of your investment.

There is presently no demand for our common shares and no active public market exists for our common shares. Our common shares are eligible for quotation on the Pink Open Market. The Pink Open Market is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter securities. The Pink Open Market is not an issuer listing service, market or exchange. The requirements for quotation on the Pink Open Market are considerably lower and less regulated than those of the OTC Bulletin Board or an exchange. Because of this, it is possible that fewer brokers or dealers will be interested in making a market in our common shares because the market for such securities is more limited, the stocks are more volatile, and the risk to investors is greater, which may impact the liquidity of our common shares. Even if a market begins to develop in our common shares, the quotation of our common shares on the Pink Open Market may result in a less liquid market available for existing and potential shareholders to trade common shares, could depress the trading price of our common shares and could have a long-term adverse impact on our ability to raise capital in the future. We have applied for listing of our common shares on the Nasdaq Capital Market, but an active trading market may not develop even if we are successful in arranging for our common shares to be listed on the Nasdaq Capital Market. If an active market is never developed for our common shares, it will be difficult or impossible for you to sell any common shares you purchase. In such case, you may find that you are unable to achieve any benefit from your investment or liquidate your shares without considerable delay, if at all.

If an active public market develops, the market price for our common shares may be volatile, and an investor may not be able to sell our common shares at a favorable price or at all.

If an active public market develops, the market price of our common shares is likely to fluctuate significantly from time to time in response to factors including:

•	differences between our actual financial and operating results and those expected by investors;

•	fluctuations in quarterly operating results;

•	our performance during peak seasons such as during the last quarter of the year;

•	market conditions in our industry and the economy as a whole;

•	changes in the estimates of our operating performance or changes in recommendations by any research analysts that may follow our stock in the future or any failure to meet the estimates made by research analysts that issue research reports on our company in the future;

•	investors’ perceptions of our prospects and the prospects of the consumer finance market;

•	introductions of new products or new pricing policies by us or by our competitors;

•	stock transactions by our principal shareholders;

•	recruitment or departure of key personnel; and

•	the level and quality of securities research analyst coverage for our common shares.

In addition, public announcements by our competitors concerning, among other things, their performance, strategy, or accounting practices could cause the market price of our common shares to decline regardless of our actual operating performance.

Future sales of common shares may affect the market price of our common shares.

We cannot predict what effect, if any, future sales of our common shares, or the availability of common shares for future sale, will have on the market price of our common shares. Sales of substantial amounts of our common shares in the public market following our public offering, or the perception that such sales could occur, could materially adversely affect the market price of our common shares and may make it more difficult for you to sell your common shares at a time and price which you deem appropriate.

Rule 144 sales in the future may have a depressive effect on our stock price.

All of the outstanding common shares held by the present officers, directors, and affiliate shareholders are “restricted securities” within the meaning of Rule 144 under the Securities Act. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who is an affiliate or officer or director who has held restricted securities for six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company’s outstanding common shares. There is no limitation on the amount of restricted securities that may be sold by a non-affiliate after the owner has held the restricted securities for a period of six months if the company is a current, reporting company under the Exchange Act. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of common shares of present shareholders, may have a depressive effect upon the price of the common shares in any market that may develop.

We may issue additional debt and equity securities, which are senior to our common shares as to distributions and in liquidation, which could materially adversely affect the market price of our common shares.

In the future, we may attempt to increase our capital resources by entering into additional debt or debt-like financing that is secured by all or up to all of our assets, or issuing debt or equity securities, which could include issuances of commercial paper, medium-term notes, senior notes, subordinated notes or shares. In the event of our liquidation, our lenders and holders of our debt securities would receive a distribution of our available assets before distributions to our shareholders. Any preferred securities, if issued by our company, may have a preference with respect to distributions and upon liquidation, which could further limit our ability to make distributions to our shareholders. Because our decision to incur debt and issue securities in our future offerings will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings and debt financing.

Further, market conditions could require us to accept less favorable terms for the issuance of our securities in the future. Thus, you will bear the risk of our future offerings reducing the value of your common shares and diluting your interest in us. In addition, we can change our leverage strategy from time to time without approval of holders of our common shares, which could materially adversely affect the market share price of our common shares.

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

Were our common shares to be considered penny stock, and therefore become subject to the penny stock rules, U.S. broker-dealers may be discouraged from effecting transactions in our common shares.

Our common shares may be subject to the penny stock rules under the Exchange Act. These rules regulate broker-dealer practices for transactions in “penny stocks.” Penny stocks are generally equity securities with a price of less than $5.00 per share. The penny stock rules require broker-dealers that derive more than 5% of their customer transaction revenues from transactions in penny stocks to deliver a standardized risk disclosure document that provides information about penny stocks, and the nature and level of risks in the penny stock market, to any non-institutional customer to whom the broker-dealer recommends a penny stock transaction. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction, the broker and/or dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. The transaction costs associated with penny stocks are high, reducing the number of broker-dealers who may be willing to engage in the trading of our shares. These additional penny stock disclosure requirements are burdensome and may reduce all the trading activity in the market for our common shares. As long as our common shares are subject to the penny stock rules, holders of our common shares may find it more difficult to sell their common shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Our principal office is located at 590 Madison Avenue, 21st Floor, New York, NY 10022. We entered into an office service agreement with Regus Management Group, LLC for use of office space at this location effective January 22, 2013. Under the agreement, in exchange for our right to use the office space at this location, we are required to pay a monthly fee of $479 (excluding taxes).

Neese is headquartered at 303 Division St. E., Grand Junction, Iowa 50107. Neese operates from one facility totaling 9,150-square feet on an eight-acre property. The layout consists of a 5,400-square foot wash bay and 3,750-square feet of shop and office space. Neese leases this facility pursuant to an agreement of lease entered into with K&A Holdings, LLC, which is owned by Neese’s founders, on March 3, 2017. The lease is for a term of ten (10) years and provides for a base rent of $8,333 per month. In the event of late payment, interest shall accrue on the unpaid amount at the rate of eighteen percent (18%) per annum.

We believe that all our properties have been adequately maintained, are generally in good condition, and are suitable and adequate for our businesses.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common shares are quoted on the Pink Open Market operated by OTC Markets Group under the symbol “EFSH,” however, no trading has occurred in our common shares. An active public market may never develop for our common shares, or, if a market develops, it may not be sustained. We have filed an application to have our common shares listed on the Nasdaq Capital Market under the symbol “SBIZ.” No assurance can be given that our application will be approved.

Approximate Number of Holders of Our Common Stock

As of April 16, 2018, there were approximately 34 holders of record of our common shares. This number excludes the shares owned by shareholders holding shares under nominee security position listings.

Dividend Policy

We will pursue a policy of making regular monthly distributions on our outstanding common shares. We plan to pay our first distribution on the first business day of the month following the month in which the initial closing of the public offering occurs; provided that if such first business day occurs less than twenty days following the initial closing, then we will pay our first distribution on the first business day of the following month and the amount of such distribution will include accrued distribution amount from the initial closing until the day before the distribution payment date. The declaration and payment of our first monthly distribution if declared, and the amount of any future distributions will be subject to the approval of our board of directors, and will be based on the results of operations of our operating subsidiaries and the desire to provide sustainable distributions to our shareholders.

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

We may use cash flow from our operating subsidiaries, capital resources of our company, including borrowings under any third-party credit facility that we establish, or reduction in equity to pay a distribution. See “Material U.S. Federal Income Tax Considerations” included in the registration statement for more information about the tax treatment of distributions to our shareholders.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance.

Recent Sales of Unregistered Securities

We have not sold any equity securities during the 2017 fiscal year that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2017 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2017.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report.

Overview

We are an acquisition holding company focused on acquiring and managing a group of small businesses, which we characterize as those that have an enterprise value of less than $50 million, in a variety of different industries headquartered in North America. Through our subsidiaries, we currently provide products and services to the agriculture, construction, lawn and garden industries, which we refer to as our land application business. We have also entered into an agreement for the acquisition of four Florida health clubs and have plans to acquire additional small businesses in a variety of different industries. Through our structure, we plan to offer investors an opportunity to participate in the ownership and growth of a portfolio of businesses that traditionally have been owned and managed by private equity firms, private individuals or families, financial institutions or large conglomerates. We believe that our management and acquisition strategies will allow us to achieve our goals to begin making and growing regular monthly distributions to our shareholders and increasing shareholder value over time.

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

Neese was acquired pursuant to a stock purchase agreement that our wholly-owned subsidiary 1847 Neese entered into with Neese and Alan Neese and Katherine Neese on March 3, 2017. Pursuant to the stock purchase agreement, 1847 Neese acquired all of the issued and outstanding capital stock of Neese for an aggregate purchase price of $6,655,000, consisting of: (i) $2,225,000 in cash (subject to certain adjustments); (ii) 450 shares of the common stock of 1847 Neese, valued by the parties at $1,530,000, constituting 45% of its capital stock; (iii) the issuance of a vesting promissory note in the principal amount of $1,875,000 (which was determined to have a fair value of $395,634) due June 30, 2020; and (iv) the issuance of a short-term promissory note in the principal amount of $1,025,000 due March 3, 2018. The short-term promissory note has not been repaid, so we are in default under this note.

Proposed Acquisition of Fitness CF

On July 7, 2017, our wholly-owned subsidiary 1847 Fitness entered into a membership interest purchase agreement with Fitness CF. On November 7, 2017 and December 18, 2017, the parties entered into amendments to the membership interest purchase agreement. Fitness CF consists of four fitness centers in and around Orlando, Florida.

Pursuant to the membership interest purchase agreement, as amended, 1847 Fitness will acquire all of the issued and outstanding equity interests in Fitness CF for an aggregate purchase price of $15,908,000 (assuming full payment of the Gross-Up Amount described below), consisting of: (i) $14,500,000 in cash (subject to adjustment), which includes a non-refundable deposit in the amount of $50,000 that has been paid; (ii) the Gross-Up Amount (as described below); (iii) 135 shares of the common stock of 1847 Fitness, valued by the parties at $170,000, constituting 13.5% of the capital stock of 1847 Fitness; and (iv) the issuance of promissory notes in the aggregate principal amount of $1,000,000, in the form and upon such terms as are mutually agreed upon by the parties before the closing date. The “Gross-Up Amount” means the amount the cash portion of the purchase price will be increased, up to a maximum of $238,000, if, subsequent to the date of the membership interest purchase agreement and prior to the closing date, any seller who receives shares of 1847 Fitness determines that he, she or it will incur a federal tax liability resulting from the receipt of shares as a portion of the purchase price.

Please see “Item 1. Business—Proposed Acquisition of Fitness CF” for more information about Fitness CF and the terms of the membership interest purchase agreement.

Our Historic Management Consulting Business

On September 15, 2013, our subsidiary 1847 Management acquired a 50% interest in each of PPI Management and Christals Management from our Chief Executive Officer and controlling shareholder, Ellery W. Roberts. Each of PPI Management and Christals Management were management consulting and advisory firms. On October 3, 2017, our board decided to discontinue our management consulting operations in order to devote more time and resources to Neese and our proposed acquisition of Fitness CF.

Recent Developments

On January 3, 2018, we issued a grid promissory note to our manager in the initial principal amount of $50,000. The note provides that we may from time to time request additional advances from our manager up to an aggregate additional amount of $100,000, which will be added to the note if our manager, in its sole discretion, so provides. Interest shall accrue on the unpaid portion of the principal amount and the unpaid portion of all advances outstanding at a fixed rate of 8% per annum, and along with the outstanding portion of the principal amount and the outstanding portion of all advances, shall be payable in one lump sum due on the maturity date, which is the first anniversary of the date of the note. If all or a portion of the principal amount or any advance under the note, or any interest payable thereon is not paid when due (whether at the stated maturity, by acceleration or otherwise), such overdue amount shall bear interest at a rate of 12% per annum. In the event we complete a financing involving at least $500,000, we must, contemporaneously with the closing of such financing transaction, repay the entire outstanding principal and accrued and unpaid interest on the note. The note is unsecured and contains customary events of default.

Emerging Growth Company

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

•	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.

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

Results of Operations

The following table sets forth key components of our results of operations during the years ended December 31, 2017 and 2016, both in dollars and as a percentage of our revenue.

	Year Ended December 31, 2017		Year Ended December 31, 2016
	Amount	% of Revenue	Amount	% of Revenue
Revenue
Services	$3,987,955	62.2	$-	-
Sales of parts and equipment	2,422,225	37.8
Other	440	-	-	-
Total Revenue	6,410,620	100.0	-	-
Operating expenses
Cost of sales	1,904,712	29.7	-	-
Personnel costs	2,061,932	32.2	-	-
Depreciation and amortization	1,125,667	17.6	-	-
Fuel	700,315	10.9	-	-
General and administrative expenses, other	2,006,092	31.3	269,844	-
Total operating expenses	7,798,718	121.7	269,844	-
Net loss from operations	(1,388,098)	(21.6)	(269,844)	-
Other income (loss)
Financing costs	(29,282)	(0.5)	-	-
Interest expense	(616,383)	(9.6)	-	-
Gain on sale of fixed assets	275,499	4.3	-	-
Total other income (loss)	(370,166)	(5.8)	-	-
Loss before income taxes	(1,758,264)	(27.4)	(269,844)	-
Provision for income taxes (benefit)	(1,090,088)	(17.0)	-	-
Net loss before non-controlling interests	(668,176)	(10.4)	(269,844)	-
Net loss attributable to non-controlling interests	(194,339)	(3.0)	-	-
Net loss attributable to company shareholders	$(473,837)	(7.4)	$(269,844)	-

Revenue. We did not generate revenue from our management consulting business for the years ended December 31, 2017 or December 31, 2016. Revenue from our land application business, which we acquired on March 3, 2017, were $6,410,620 for the period from March 3, 2017 through the year ended December 31, 2017. Our land application business generates revenues through the provision of waste disposal and a variety of land application services, wholesaling of agricultural equipment and parts, local trucking services, various shop services, and other products and services.

Cost of sales. Our cost of sales for our land application business consists of the direct costs of our equipment and parts it sells in its business. Our cost of sales, attributable to our land application business, was $1,904,712 for the period from March 3, 2017 through the year ended December 31, 2017, as compared to $0 for the year ended December 31, 2016.

Personnel costs. Personnel costs, attributable to our land application business, include employee salaries and bonuses plus related payroll taxes.  It also includes health insurance premiums, 401(k) contributions, and training costs. Personnel costs for the period from March 3, 2017 through the year ended December 31, 2017 amounted to 2,061,932, or 32.2% of revenue.

Fuel costs. Fuel costs, attributable to our land application business, include fuel for our on-road trucking and off-road manure spreading services. Fuel costs for the period from March 3, 2017 through the year ended December 31, 2017 amounted to 700,315, or 10.9% of revenue.

General and administrative expenses, other. Our general and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional advisor fees, bad debts reserve and other expenses incurred in connection with general operations. Our total general and administrative expenses increased by $1,736,248 to $2,006,092 for the year ended December 31, 2017, from $269,844 for the year ended December 31, 2016. As a percentage of revenue, general and administrative expenses was 31.3% for the year ended December 31, 2017.

General and administrative expenses for our land application business amounted to $1,769,781 for the period from March 3, 2017 through the year ended December 31, 2017. The primary components were professional fees of $296,190, primarily in conjunction with the sale to 1847 Neese, management fees of $219,986, insurance of $190,725, and other general and administrative of $1,062,880. As a percentage of revenue, general and administrative expenses for our land application business amounted to 27.6% for the year ended December 31, 2017.

General and administrative expenses for our holding company decreased by $33,533, or 12.4%, to $236,311 for the year ended December 31, 2017, from $269,844 for the year ended December 31, 2016. The decrease was due to the reduction of professional fees compared to the prior year.

Total other income (loss). We had $370,166 in total other loss for the year ended December 31, 2017, as compared to other income of $0 for the year ended December 31, 2016. Other loss in the year ended December 31, 2017 consisted of a gain on sale of fixed assets of $275,499, and interest expense and amortization of financing costs of $29,282 and $616,383, respectively, related to the Neese’s financings.

Net loss attributable to company shareholders. As a result of the cumulative effect of the factors described above, our net loss attributable to our shareholders increased to $473,837 for the year ended December 31, 2017, as compared to $269,844 for the year ended December 31, 2016.

Liquidity and Capital Resources

As of December 31, 2017, we had cash and cash equivalents of $501,422. To date, we have financed our operations primarily through cash flow from operations, augmented by cash proceeds from financing activities, short-term borrowings and equity contributions by our shareholders.

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

Our primary use of funds will be for future acquisitions, public company expenses including monthly distributions to our shareholders, investments in future acquisitions, payments to our manager pursuant to the management services agreement, potential payment of profit allocation to our manager and potential put price to our manager in respect of the allocation shares it owns. The management fee, expenses, potential profit allocation and potential put price are paid before monthly distributions to shareholders and may be significant and exceed the funds held by our company, which may require our company to dispose of assets or incur debt to fund such expenditures. See “Item 1. Business—Our Manager” for more information concerning the management fee, the profit allocation and put price.

The amount of management fee paid to our manager by our company is reduced by the aggregate amount of any offsetting management fees, if any, received by our manager from any of our businesses. As a result, the management fee paid to our manager may fluctuate from quarter to quarter. The amount of management fee paid to our manager may represent a significant cash obligation and will be senior in right to payments of distributions to our shareholders. In this respect, the payment of the management fee will reduce the amount of cash available for distribution to shareholders. See “Item 1. Business—Our Manager—Our Manager as a Service Provider—Management Fee” for more information on the calculation of the management fee.

Our manager, as holder of 100% of our allocation shares, is entitled to receive a twenty percent (20%) profit allocation as a form of preferred equity distribution, subject to an annual hurdle rate of eight percent (8%), as follows. Upon the sale of a company subsidiary, the manager will be paid a profit allocation if the sum of (i) the excess of the gain on the sale of such subsidiary over a high water mark plus (ii) the subsidiary’s net income since its acquisition by the company exceeds the 8% hurdle rate. The 8% hurdle rate is the product of (i) a 2% rate per quarter, multiplied by (ii) the number of quarters such subsidiary was held by the company, multiplied by (iii) the subsidiary’s average share (determined based on gross assets, generally) of our company’s consolidated net equity (determined according to GAAP with certain adjustments). In certain circumstances, after a subsidiary has been held for at least 5 years, the manager may also trigger a profit allocation with respect to such subsidiary (determined based solely on the subsidiary’s net income since its acquisition). The amount of profit allocation may represent a significant cash payment and is senior in right to payments of distributions to our shareholders. Therefore, the amount of profit allocation paid, when paid, will reduce the amount of cash available to our company for its operating and investing activities, including future acquisitions. See “Item 1. Business—Our Manager—Our Manager as an Equity Holder—Manager’s Profit Allocation” for more information on the calculation of the profit allocation.

Our operating agreement also contains a supplemental put provision, which gives our manager the right, subject to certain conditions, to cause our company to purchase the allocation shares then owned by our manager upon termination of the management services agreement. The amount of put price under the supplemental put provision is determined by assuming all of our subsidiaries are sold at that time for their fair market value and then calculating the amount of profit allocation would be payable in such a case. If the management services agreement is terminated for any reason other than the manager’s resignation, the payment to our manager could be as much as twice the amount of such hypothetical profit allocation. As is the case with profit allocation, the calculation of the put price is complex and based on many factors that cannot be predicted with any certainty at this time. See “Item 1. Business—Our Manager—Our Manager as an Equity Holder—Supplemental Put Provision” for more information on the calculation of the put price. The put price obligation, if the manager exercises its put right, will represent a significant cash payment and is senior in right to payments of distributions to our shareholders. Therefore, the amount of put price will reduce the amount of cash available to our company for its operating and investing activities, including future acquisitions.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report:

Cash Flow

	Year Ended December 31,
	2017	2016
Net cash used in operating activities	$(416,695)	$(11,158)
Net cash used in investing activities	(438,206)	-
Net cash provided by financing activities	1,356,323	-
Net increase (decrease) in cash and cash equivalents	501,422	(415)
Cash and cash equivalents at beginning of year	-	415
Cash and cash equivalent at end of year	$501,422	$-

Operating Activities

Net cash used in operating activities was $416,695 for the year ended December 31, 2017, as compared to $11,158 net cash used in operating activities for the year ended December 31, 2016. For the year ended December 31, 2017, the net loss of $606,576, offset by depreciation and amortization of $1,125,667 and amortization of financing costs of 29,282, and adjusted for a gain on sale of fixed assets of $275,499, an increase in current assets, net, of $20,384 and an increase in current liabilities, net, of $851,605 were the primary drivers of the cash provided by operating activities. For the year ended December 31, 2016, the net loss of $269,844, net of an increase in current liabilities of $169,429, were the primary drivers of the cash used in operating activities.

Investing Activities

Net cash used in investing activities was $438,206 for the year ended December 31, 2017, consisting of $338,411 from the acquisition of Neese and $369,272 from the proceeds of fixed assets from March 3, 2017 through December 31, 2017, offset by the purchase of $1,145,889 in equipment for Neese. There was no investing activity in the year ended December 31, 2016.

Financing Activities

Net cash provided by financing activities was $1,427,149 for the year ended December 31, 2017, as compared to $10,743 net cash provided by financing activities for the year ended December 31, 2016. For the year ended December 31, 2017, net cash provided by financing activities consisted of proceeds from a line of credit of $675,000 and proceeds from a note payable of $193,017, financing costs payments related to the acquisition of Neese of $214,629, principal payments on the capital lease of $702,935 and advances received from related party of $70,826. There were no financing activities in 2016.

Vesting Promissory Note

A portion of the purchase price for the acquisition of Neese was paid by the issuance of a vesting promissory note in the principal amount of $1,875,000 (which was determined to have a fair value of $395,634) by 1847 Neese and Neese to the sellers of Neese. Payment of the principal and accrued interest on the vesting promissory note is subject to vesting and a contingent consideration subject to fair market valuation adjustment at each reporting period. The vesting promissory note bears interest on the vested portion of the principal amount at the rate of eight percent (8%) per annum and is due and payable in full on June 30, 2020. The principal of the vesting promissory note vests in accordance with the following formula:

•	Fiscal Year 2017: If Adjusted EBITDA for the fiscal year ending December 31, 2017 exceeds an Adjusted EBITDA target of $1,300,000 (referred to as the Adjusted EBITDA Target), then a portion of the principal amount of the vesting promissory note that is equal to sixty percent (60%) of such excess shall vest. Interest shall be payable on such vested portion of principal from January 1, 2017 through the maturity date. For the year ended December 31, 2017, Adjusted EBITDA was $788,958, below the threshold amount of $1,300,000, therefore no portion of the note vested in fiscal year 2017.

•	Fiscal Year 2018: If Adjusted EBITDA for the fiscal year ending December 31, 2018 exceeds the Adjusted EBITDA Target, then a portion of the principal amount of the vesting promissory note that is equal to sixty percent (60%) of such excess shall vest. Interest shall be payable on such vested portion of principal from January 1, 2018 through the maturity date.

•	Fiscal Year 2019: If Adjusted EBITDA for the fiscal year ending December 31, 2019 exceeds the Adjusted EBITDA Target, then a portion of the principal amount of the vesting promissory note that is equal to sixty percent (60%) of such excess shall vest. Interest shall be payable on such vested portion of principal from January 1, 2019 through the maturity date.

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

Short-Term Promissory Note

A portion of the purchase price for the acquisition of Neese was paid by the issuance of a short-term promissory note in the principal amount of $1,025,000 by 1847 Neese and Neese to the sellers of Neese. The short-term promissory note bears interest on the outstanding principal amount at the rate of ten percent (10%) per annum and is due and payable in full on March 3, 2018; provided, however, that the unpaid principal, and all accrued, but unpaid, interest thereon shall be prepaid if at any time, and from time to time, the cash on hand of 1847 Neese and Neese exceeds $250,000 and, then, the prepayment shall be equal to the amount of cash in excess of $200,000 until the unpaid principal and accrued, but unpaid, interest thereon is fully prepaid. The short-term promissory note contains the same events of default as the vesting promissory note. The short-term promissory note has not been repaid, so we are in default under this note.

Line of Credit

On September 26, 2017, Neese entered into a promissory note and security agreement with Home State Bank, an Iowa state chartered bank, governing a new revolving credit facility in a principal amount not to exceed $1,000,000. This loan is available for working capital and other general business purposes. Availability of borrowings under this loan agreement from time to time is subject to discretionary advances approved by Home State Bank. The outstanding principal balance amounted to $675,000 as of December 31, 2017 and the loan bears interest at 4.85%. The loan is due September 1, 2018. The loan is secured by certain assets of Neese.

Notes Payable

On July 21, 2017, Neese entered into a promissory note with Home State Bank in the principal amount of $76,806, which is secured by a 2018 Kenworth T800 Semi Tractor, bears interest at 4.5%, amortized over 5 years, is payable in monthly installments of principal and interest of $1,434, and is due August 1, 2022.

On September 18, 2017, Neese entered into two promissory notes in the principal amount of $160,329 (totaling $320,658) with Home State Bank, which are secured by two 2017 Versatile 450 Tractors, bear interest at 4.5%, amortized over 5 years, are payable in monthly installments of principal and interest of $5,980, and are due September 20, 2022. This loan was repaid on October 31, 2017.

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

If any rent is not received by the Lessor within five (5) calendar days of the due date, the Lessee shall pay a late charge equal to ten (10%) percent of the amount. In addition, in the event that any payment is not processed or is returned on the basis of insufficient funds, upon demand, the Lessee shall pay the Lessor a charge equal to five percent (5%) of the amount of such payment. The Lessee is also required to pay an annual administration fee of $3,000. Upon the expiration of the term of the master lease agreement, the Lessee is required to pay, together with all other amounts then due and payable under the master lease agreement, in cash, an end of term buyout price equal to the lesser of: (a) five percent (5%) of the Total Invoice Cost (as defined in the master lease agreement); or (b) the fair market value of the equipment, as determined by the Lessor.

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

Pursuant to the management services agreement that we entered into with our manager, our manager will have the right to cause our company to purchase the allocation shares then owned by our manager upon termination of the management services agreement. The redemption value of the allocation shares will be recorded outside of permanent equity in the mezzanine section of the balance sheet. We will recognize any change in the redemption value of the allocation shares by recording a dividend between net income and net income available to common shareholders. The amount recorded for the allocation shares is largely related to the fair value of the profit allocation that our manager, as holder of the allocation shares, will receive. The carrying value of the allocation shares will represent an estimate of the amounts to ultimately be paid to our manager, whether as a result of the occurrence of one or more of the various trigger events or upon the exercise of the supplemental put provision contained in our operating agreement following the termination of the management services agreement. See “Item 1. Business—Our Manager—Our Manager as an Equity Holder—Supplemental Put Provision” for more information about this agreement.

We also expect that our manager will enter into offsetting management services agreements, transaction services agreements and other agreements, in each case, with some or all of the businesses that we acquire in the future. See “Item 1. Business—Our Manager” for more information about these and other agreements our company intends to enter into with our manager.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The following discussion relates to critical accounting policies for our consolidated company. The preparation of financial statements in conformity with GAAP requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements:

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

Reconciliation of Non-GAAP Financial Measures

From time to time we may publicly disclose certain “non-GAAP” financial measures, such as EBITDA and adjusted EBITDA, during our investor presentations, earnings releases, earnings conference calls or other venues. A non-GAAP financial measure is a numerical measure of historical or future performance, financial position or cash flow that excludes amounts, or is subject to adjustments that effectively exclude amounts, included in the most directly comparable measure calculated and presented in accordance with GAAP in our financial statements, and vice versa for measures that include amounts, or are subject to adjustments that effectively include amounts, that are excluded from the most directly comparable measure as calculated and presented.

Non-GAAP financial measures are provided as additional information to investors in order to provide them with an alternative method for assessing our financial condition and operating results. These measures are not meant to be a substitute for GAAP, and may be different from or otherwise inconsistent with non-GAAP financial measures used by other companies.

The tables below reconcile the most directly comparable GAAP financial measures to adjusted EBITDA and cash flow available for distribution and reinvestment.

Reconciliation of EBITDA and Adjusted EBITDA

To provide investors with additional information about our financial results, we disclose within this report EBITDA and adjusted EBITDA, which are non-GAAP financial measures, of Neese. These metrics are derived exclusively from the operations of Neese as reflected in the financial statements of Neese. We have provided below a reconciliation between EBITDA and adjusted EBITDA and net income (loss). Net income (loss) is the most directly comparable financial measure prepared in accordance with GAAP.

EBITDA, or earnings before interest, income taxes, depreciation and amortization, is calculated as net income (loss) before interest expense, income tax expense (benefit), depreciation expense and amortization expense. Amortization expenses consist of amortization of intangibles and debt charges, including debt issuance costs, discounts and the like.

Adjusted EBITDA is calculated utilizing the same calculation as described above in arriving at EBITDA further adjusted by: (i) non-controlling stockholder compensation, which generally consists of non-cash stock option expense; (ii) acquisition costs, which consist of transaction costs (legal, accounting, due diligence and the like) incurred in connection with the acquisition of a business expensed during the period; (iii) management fees, which reflect fees due quarterly to our manager in connection with our management services agreement; (iv) allocations of corporate overhead (including executive compensation) or other administrative costs that arise from the ownership of our operating subsidiaries (once acquired) by our acquisition subsidiary or by us as the ultimate holding company, including allocations of supervisory, centralized or other parent level expense items; (v) one-time extraordinary expenses or losses; (vi) impairment charges, which reflect write downs to goodwill or other intangible assets; (vii) gains or losses recorded in connection with the sale of fixed assets; and (vii) gains or losses recognized upon the sale of a business.

We have included EBITDA and adjusted EBITDA in this report because we believe it enhances investors’ understanding of the operating results of Neese. EBITDA and adjusted EBITDA is provided because management believes it is an important measure of financial performance commonly used to determine the value of companies, to define standards for borrowing from institutional lenders and because it is the primary measure used by management to evaluate our performance.

Some limitations of EBITDA and adjusted EBITDA are:

•	EBITDA and adjusted EBITDA do not reflect the interest expense of, or the cash requirements necessary to, service interest or principal payments on our debts;

•	EBITDA and adjusted EBITDA do not reflect income tax payments that may represent a reduction in cash available to us;

•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future; and

•	other companies may calculate EBITDA or adjusted EBITDA differently or not at all, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider EBITDA and adjusted EBITDA alongside other financial performance measures, including net income of Neese and audited historical financial results presented elsewhere in the report in accordance with GAAP.

The following table presents a reconciliation of net income to EBITDA and adjusted EBITDA for the year ended December 31, 2017:

	Year Ended December 31, 2017
	Corporate	Neese	Consolidated
Net income (loss)	$(238,528)	$(429,648)	$(668,176)
Adjusted for:
Provision (benefit) for income taxes	-	(1,090,088)	(1,090,088)
Interest expense, net
Depreciation and amortization	-	1,120,000	1,120,000
EBITDA	(238,528)	(399,736)	(638,264)
Pre-acquisition net income before taxes of Neese (January 1 to March 3, 2017)	-	136,116	136,116
Acquisition expenses
Adjusted EBITDA	(238,528)	(263,620)	(502,148)

Cash Available for Distribution

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

Year Ended December 31, 2017
Net income (loss)	$(668,176)
Adjustment to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	1,125,667
Gain on fixed assets	(275,499)
Pre-acquisition net income of Neese, excluding depreciation (January 1 to March 3, 2017)	136,116
Amortization of financing costs	29,282
Changes in operating assets and liabilities	(760,395)
Net cash used in operating activities	(413,005)
Estimated cash flow available for distribution and reinvestment	$-

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2017. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described below, our disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our principal executive officer and principal financial and accounting officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, and includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this evaluation, management used the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our evaluation, we determined that, as of December 31, 2017, our internal control over financial reporting was not effective due to the following material weaknesses.

•	We did not have appropriate policies and procedures in place to evaluate the proper accounting and disclosures of key documents and agreements.

•	We do not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States commensurate with our financial reporting requirements.

In order to cure the foregoing material weakness, we have taken or plan to take the following remediation measures:

•	Effective upon the closing of the public offering, Robert D. Barry, CPA will resign as a director of our company and will become our Chief Financial Officer. Mr. Barry has more than 10 years of experience acting as chief financial officer of various companies and has significant GAAP and SEC reporting experience.

•	We plan to make necessary changes by providing training to our financial team and our other relevant personnel on the GAAP accounting guidelines applicable to financial reporting requirements.

•	We have identified a financial controller for Neese and anticipate hiring such person by June 1, 2018. Mr. Barry is acting as interim controller for Neese until a permanent controller is hired.

•	We have engaged the outsourced accounting and financial reporting services of Carrollton Partners, LLC and will continue to use its services after Robert D. Barry assumes the role of Chief Financial Officer.

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

Except for the matters described above, there have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2017, but was not reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our directors and executive officers:

Name	Age	Position
Ellery W. Roberts	46	Chairman, Chief Executive Officer, President and Chief Financial Officer(1)
Robert D. Barry	73	Director/Chief Financial Officer(2)
Paul A. Froning	46	Director
Lubna Abu-Osba	46	Director(3)
Thomas C. Byrne	55	Director(3)
Clark R. Crosnoe	49	Director(3)
Glyn C. Milburn	46	Director(3)
Kevin E.R. Saleeby	47	Director(3)
Edward J. Tobin	60	Director(3)
Gordon D. Whitener	54	Director(3)

_____________

(1)	Mr. Roberts has resigned as our Chief Financial Officer effective as of the closing date of the public offering.

(2)	Mr. Barry has resigned from our board of directors and was appointed as our Chief Financial Officer, both effective as of the closing date of the public offering.

(3)	Appointed to our board of directors effective as of the closing date of the public offering.

Ellery W. Roberts. Mr. Roberts brings over 20 years of private equity investing experience to our company. Mr. Roberts has been the Chairman and Chief Executive Officer of our company since its inception on January 22, 2013. Mr. Roberts has also been a director of Western Capital Resources, Inc., a public company (WCRS), since May 2010 and of Peekay Boutiques, Inc. (PKAY) since December 31, 2014. In July 2011, Mr. Roberts formed The 1847 Companies LLC, a company that is no longer active, where he began investing his own personal capital and capital of high net worth individuals in select transactions. Through The 1847 Companies LLC, Mr. Roberts operated as a fundless sponsor, covering the costs associated with pursuing transactions and raising capital on the basis of his own personal investment. Prior to forming The 1847 Companies LLC, Mr. Roberts was the co-founder and was co-managing principal from October 2009 to June 2011 of RW Capital Partners LLC, the recipient of a “Green Light” letter from the U.S. Small Business Administration (SBA) permitting RW Capital Partners LLC to raise capital in pursuit of the SBA Small Business Investment Company license with the preliminary support of the SBA. Mr. Roberts was a founding member of Parallel Investment Partners, LP (formerly SKM Growth Investors, LP), or Parallel, a Dallas-based private equity fund focused on re-capitalizations, buyouts and growth capital investments in lower middle market companies throughout the United States. Mr. Roberts was responsible for approximately $400 million in invested capital across two funds. Also during his tenure with Parallel, Mr. Roberts sat on the boards of Environmental Lighting Concepts, Hat World Corporation, Senex Financial Corporation, Builders TradeSource Corporation, Action Sports, Weisman Discount Home Centers, Winnercom, Mealey’s Furniture, Regional Management Corporation, Marmalade Cafes, and Diesel Service and Supply (all of which are private companies). Prior to Parallel, Mr. Roberts was a Vice President with Lazard Group LLC (NYSE: LAZ), or Lazard, from July 1997 to December 2000. While at Lazard, he focused on and also gained experience in the home building, health care, retail, industrial and lodging sectors. Prior to joining Lazard in 1997, Mr. Roberts was a Senior Financial Analyst with Colony Capital, Inc. from July 1995 to June 1996, where he analyzed and executed transactions for Colony Investors II, L.P., a $625 million private equity fund. Prior to that, he was a Financial Analyst with the Corporate Finance Division of Smith Barney Inc. (now known as Morgan Stanley Smith Barney LLC) from January 1994 to June 1995 where he participated in a wide variety of investment banking activities. During his career Mr. Roberts has been directly involved with over $3 billion in direct private equity investments. Some of the more notable investments in which Mr. Roberts played a key role leading to returns driven by acquisitions in the small business market are (i) the recapitalization of Hat World Inc. in 2001, wherein the capital provided by SKM Growth Investors was utilized to acquire LIDS Inc. out of bankruptcy (after absorbing the LIDS stores, Hat World Inc. realized significant growth and ultimately was sold to Genesco Inc., a public entity (GCO), netting SKM a gross multiple of invested capital of 5.0x in 2004); (ii) the growth capital investment in Teavana Inc. in 2004, wherein the capital provided by SKM Growth Investors was utilized to facilitate the rapid expansion of Teavana Inc, ultimately leading to an IPO and ultimate sale subsequent to the IPO to Starbucks Inc., netting SKM Growth Investors a gross multiple of invested capital of 12.4x in 2013; and (iii) the recapitalization of Regional Management Corporation, or RMC, wherein the capital provided by Parallel was utilized to buy a majority of the equity interest in RMC and fund future growth. Subsequent to Parallel’s investment in RMC in 2007, the company realized significant growth in sales and EBITDA ultimately positioning RMC to execute a successful IPO and facilitated the eventual sale of Parallel’s interest in the company generating a gross multiple of invested capital of 4.6x in 2014. Mr. Roberts received his B.A. degree in English from Stanford University. Mr. Roberts was selected to serve on our board of directors due to his extensive senior management experience in the industry in which we operate, having served as founder or executive of various other management, investment and corporate advisory companies for over 15 years.

Robert D. Barry. Mr. Barry has been a director of our company since January 2014. Mr. Barry will resign from our board and will become our Chief Financial Officer on the closing date of the public offering. From April 2013 until August 2016, Mr. Barry was Chief Executive and Chief Financial Officer of Pawn Plus. Pawn Plus is a chain of five retail pawn stores in suburban Philadelphia and one pawn store in northeastern Ohio. Prior to joining Pawn Plus, from March 2007 to January 2013, Mr. Barry served as Executive Vice President and Chief Financial Officer of Regional Management Corp. (NYSE:RM), a consumer loan company based in Greenville, South Carolina. During February 2013 and March 2013, Mr. Barry worked as a project consultant for Regional Management. Prior to joining Regional Management, Mr. Barry was the Managing Member of AccessOne Mortgage Company, LLC in Raleigh, North Carolina from 1997 to 2007. During this time, he also served as part-time Chief Financial Officer for Patriot State Bank, in Fuquay-Varina, North Carolina, from March 2006 to March 2007 and Nuestro Banco, Raleigh, North Carolina, from July 2006 to March 2007. Prior to his time at AccessOne, Mr. Barry was Executive Vice President and Chief Financial Officer for Regional Acceptance Corporation (NASDAQ:REGA), a consumer finance company based in Greenville, North Carolina and prior to that he was a financial institutions partner in the Raleigh, North Carolina office of KPMG LLP. Mr. Barry is a Certified Public Accountant licensed in North Carolina and Georgia. Mr. Barry was selected to serve on our board of directors due to his years of relevant financial, industry and business expertise.

Paul A. Froning. Mr. Froning has been a director of our company since April 2013. In 2009 Mr. Froning co-founded Focus Healthcare Partners LLC, or Focus, a Chicago-based private equity investment, advisory and asset management firm targeting the senior housing and healthcare sectors. Since November 2009, Mr. Froning has acted as Principal of Focus. Prior to forming Focus, from February 2008 to October 2009, Mr. Froning was a Managing Director in the private equity department of Fortress Investment Group LLC (NYSE: FIG), or Fortress, a publicly-traded New York-based private investment firm with more than $50 billion in assets under management. Prior to joining Fortress, Mr. Froning was the Chief Investment Officer and Executive Vice President of Brookdale Senior Living Inc. (NYSE: BKD), or Brookdale, a publicly-traded affiliate of Fortress, from 2005 to 2008. Previously, Mr. Froning held senior investment positions at the private equity investment arms of Lazard Group LLC (NYSE: LAZ) and Security Capital Group, prior to its acquisition by GE Capital Corp., in addition to investment banking experience at Salomon Brothers, prior to its acquisition by Travelers Group, and the securities subsidiary of Principal Financial Group (NYSE: PSG). Mr. Froning has a B.A. degree from the University of Notre Dame. Mr. Froning was selected to serve on our board of directors due to his twenty years of private equity, investment and advisory experience.

Lubna Abu-Osba. Ms. Abu-Osba will become a director on the closing date of the public offering. In 2008, Ms. Abu-Osba founded Influence Bureau, a brand strategy and advertising consultancy based in Philadelphia, where she currently serves as Creative Director. Influence Bureau conceives and executes 360° branding campaigns within the healthcare, fashion, technology, hospitality, and financial sectors. From 2007 to 2008, she was the Creative Director of Garage Branding, an advertising agency with offices in New York City and Winston-Salem, NC, where she oversaw the Kayser-Roth account, rebranding Nonsense, a multi-line apparel business. Prior to Garage, Ms. Abu-Osba was the Associate Creative Director at Seiden, an advertising agency in New York City, from 2004 to 2007, where she oversaw all brand strategy and advertising for Weight Watchers, Visiting Nurse Service of NY, Bechton-Dickinson, Kitchen Aid, Vanity Fair Napkins, and Brawny paper towels. In 2001, Ms. Abu-Osba founded a fashion accessories brand which has since extended to apparel. Prior to that, she was a consulting Sr. Art Director at Seigel & Gale, a branding firm with offices in NYC and London, from 1999 to 2001, where she created advertising campaigns for Marriott and Renaissance Hotels. Ms. Abu-Osba worked at Anderson & Lembke, an advertising firm with offices in NYC, SF, London and Amsterdam, which merged with Angotti, Thomas, Hedge, from 1997 to 1999, where she created and executed campaigns for Fujifilm, Agfa, Tenneco, and Ingersoll Rand. Prior to that, she worked for Kirshenbaum, Bond and Senecal, from 1993 to 1997, as an Art Director conceiving and executing campaigns for Citi, Nueberger&Berman, Coach, Maidenform, Bali Lingerie, Rockport Shoes, Grand Marnier, Hennessy Cognac, and Moët & Chandon. Ms. Abu-Osba is a graduate of the School of Visual Arts, where she received her BFA. Ms. Abu-Osba was selected to serve on our board of directors due to her 25 years in brand strategy, advertising and design.

Thomas C. Byrne. Mr. Byrne will become a director on the closing date of the public offering. In 1997, Mr. Byrne co-founded New River Capital Partners, a private equity group, where he serves as General Partner and focuses on the health and wellness, retail and consumer lifestyle brand sectors. In 2014, Mr. Byrne founded RedZone Fitness Studios, a boutique fitness concept for which he serves as President. In 2004, Mr. Byrne co-founded Pivotal Fitness, a chain of full-service health clubs in Charleston, South Carolina, where he has held both positions of President and Director. He currently serves as a director and is responsible for marketing, strategy and new business development. From 2004 to 2014, Mr. Byrne has held several positions at Swisher International and Swisher Hygiene Inc., including CEO, President, EVP and Director. From 1988 to 1996, Mr. Byrne held several executive positions at Blockbuster Entertainment Group (a division of Viacom, Inc.), most recently as the company’s Vice Chairman, as well as President of the Viacom Retail Group. As Vice Chairman of Blockbuster, Mr. Byrne was responsible for the company’s international operations, new business development, merger and acquisitions and demographic development departments. From 1984 to 1988, Mr. Byrne served as a Certified Public Accountant at KPMG Peat Marwick. He previously served as a director of Jamba, Inc., where he was actively involved in the brand’s marketing and franchising programs. Mr. Bryne serves as a director at ITC Learning and Friends of Birch State Park, a non-profit organization. Mr. Byrne has also served on the boards of a number of e-learning companies, including Avaltus, Certilean and Hungry Minds. Mr. Byrne graduated from the University of Florida with a Bachelor of Science degree in accounting and a Master’s Degree in Tax. Mr. Byrne was selected to serve on our board of directors because he has served as a director of numerous public and private companies, completed hundreds of business acquisitions and brings valuable experience in public equity investment, operations and accounting.

Clark R. Crosnoe. Mr. Crosnoe will become a director on the closing date of the public offering. In 2009, Mr. Crosnoe founded CRC Capital LLC, a registered investment advisor and manager of the CRC Investment Fund LP, a private investment partnership focused on publicly-traded equity securities. As managing member of CRC Capital LLC, Mr. Crosnoe is responsible for strategy, oversight and the day-to-day investment decisions of the fund. The portfolio typically includes investments in the consumer, financial, healthcare, industrial and energy sectors. In 1999, Mr. Crosnoe was a founding employee of Parallel Investment Partners where he was named partner in 2003. As a partner, he was responsible for sourcing, evaluating, structuring, executing and monitoring investments, and also dedicated a substantial portion of his time to marketing activities for the firm. In total, Mr. Crosnoe led 5 private equity investments at Parallel while serving as a board member for 13 portfolio companies during his tenure. The investments where he served as a director comprised businesses in the consumer products, retail, business services, energy, energy services, education and training, consumer finance and media sectors. Mr. Crosnoe began his career in investment banking at Wasserstein Perella & Co. from 1992 to 1994 and also gained valuable experience at multi-billion dollar hedge fund HBK Investments from 1996 to 1999. Mr. Crosnoe holds undergraduate degrees from the University of Texas at Austin and earned an MBA from Harvard Business School in 1996. He was selected to serve on our board due to his approximately 22 years of private and public investment and advisory experience.

Glyn C. Milburn. Mr. Milburn will become a director on the closing date of the public offering. Since February 2016, Mr. Milburn has served as a Partner at Blackman & Associates, a full-service Government and Public Affairs firm based in Los Angeles, where he is responsible for strategic planning, communications and lobbying for a client portfolio comprised of large public safety labor unions, banking/finance companies, and hotel operators across the State of California. From April 2013 to January 2016, Mr. Milburn served as a Special Assistant in the City of Los Angeles where he held two positions in the City of Los Angeles, one in the Office of Los Angeles Mayor Eric Garcetti’s Office of Economic Development and another in the Office of Los Angeles Councilman Dennis Zine. From August 2012 to March 2013, Mr. Milburn co-Founded Provident Investment Advisors LLC, a special investment vehicle for energy, technology and healthcare ventures, where he served as Managing Member. Mr. Milburn holds a B.A. degree in Public Policy from Stanford University. Mr. Milburn was selected to serve on our board of directors due to his valuable background in policy development, regulatory and strategic planning experience.

Kevin E.R. Saleeby. Mr. Saleeby will become a director on the closing date of the public offering. Mr. Saleeby has been an institutional equity sales generalist for the past 14 years. He has served as a Senior Vice President of Institutional Equity Sales at Wedbush Securities in New York since July 2011. From January 2009 to July 2011, Mr. Saleeby served as an Executive Director of Institutional Equity Sales for MKM Partners LLC, based in Stamford CT. From October 2005 to January 2009, Mr. Saleeby was a member of the Institutional Equity Sales team at B. Riley & Co. in their Los Angeles and New York offices. From September 2003 to September 2005, Mr. Saleeby served as Vice President of Institutional Equity Sales with The Seidler Companies based in their Los Angeles offices. From October 1997 to October 1998, Mr. Saleeby worked at Santander Investment Securities Inc., New York within Emerging Markets Fixed Income Trading and began his professional career in 1994 with PricewaterhouseCoopers LLC., Ghana and New York as part of their Audit & Business Services team. Mr. Saleeby holds a B.A. degree in Government & Legal Studies from Bowdoin College. He was selected to serve on our board of directors due to his twenty-three years of experience in financial services and knowledge of equity capital markets.

Edward J. Tobin. Mr. Tobin will become a director on the closing date of the public offering. Mr. Tobin has served as Managing Director of our manager since January 2014. From 1997 until November 2014, Mr. Tobin was a Director of Global Emerging Markets North America, Inc., or GEM, where he managed Special Situations and Venture investing. In this role, he oversaw structured finance transactions in industries such as clean tech, media, telecommunications, manufacturing, real estate and life sciences. Prior to joining GEM, Mr. Tobin was Managing Director of Lincklaen Partners, a private family investment office. Previously, he had been a portfolio manager with Neuberger and Berman and prior to that Vice President of Nordberg Capital, Inc. Mr. Tobin received his MBA from the Wharton School, as well as a Master of Science in Engineering and a Bachelor of Science in Economics (cum laude) from the University of Pennsylvania. Mr. Tobin was selected to serve on our board of directors due to his extensive investment experience and knowledge of our manager.

Gordon D. Whitener. Mr. Whitener will become a director on the closing date of the public offering. Mr. Whitener helps executives and organizations structure talent and resources to drive consistent bottom-line improvements and maximize shareholder returns. Since 2009, Mr. Whitener has been a principal at Whitener Company, which provides experienced consulting services in the areas of marketing technology, event production and management, sponsorship sales and business portfolio management and acceleration. Mr. Whitener served as Chairman and Chief Executive Officer of SportsMyx Holdings, LLC from July 2005 to June 2009, and was former owner of Action Sports Media, a full service marketing company specializing in collegiate sports, until late 2009. Prior to his involvement with SportsMyx, Mr. Whitener served as President and Chief Executive Officer of Host Communications, Inc. (HOST), one of the nation’s leading organizations in providing affinity, multimedia, promotional and event management services to universities, athletic conferences, associations and corporations, from October 2002 to July 2004. HOST was a wholly owned subsidiary of Bull Run Corporation, of which Mr. Whitener also served on the Board of Directors. Prior to being promoted to CEO, he served as President and Chief Operating Officer of HOST for nine months. Mr. Whitener also founded the United States Cowboy Tour, a rodeo and sports marketing company that is still family owned by his family. Before his time with HOST, Mr. Whitener served as President and Chief Executive Officer of Interface Americas, which included three commercial carpet manufacturers, from December 1993to December 1999. Mr. Whitener additionally served as a Senior Vice President and participated on the Board of Directors for Interface, Inc., a global leader in commercial interior finishes, and the parent company of Interface Americas, from January 1995 to December 1999. In 1998, Mr. Whitener was named one of “Georgia’s Top 40 (Executives) Under 40” by Georgia Trend Magazine. Additional previous appointments include serving as a member of the Governor of Georgia’s Education Reform Study Commission and the University of Tennessee Development Council. Mr. Whitener earned a Bachelor’s degree from The University of Tennessee in 1985. Mr. Whitener was selected to serve on our board of directors due to his extensive experience as a founder, operator and investor in small businesses.

Our directors currently have terms which will end at our next annual meeting of the shareholders or until their successors are elected and qualify, subject to their prior death, resignation or removal. Officers serve at the discretion of the board of directors.

Pursuant to our operating agreement, as holder of the allocation shares, our manager has the right to appoint one director to our board of directors for every four members constituting the entire board of directors. Any such director will not be required to stand for election by the shareholders. See “Description of Securities—Appointed Directors” included in the registration statement for more information about our manager’s rights to appoint directors. Otherwise, there is no arrangement or understanding between any director or executive officer and any other person pursuant to which he was or is to be selected as a director, nominee or officer.

Family Relationships

Messrs. Roberts and Saleeby are cousins. Otherwise, there are no family relationships among any of our officers or directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, except as described below, none of our directors or executive officers has, during the past ten years:

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

Corporate Governance

Governance Structure

Currently, our Chief Executive Officer is also our Chairman. Our board believes that, at this time, having a combined Chief Executive Officer and Chairman is the appropriate leadership structure for our company. In making this determination, the board considered, among other matters, Mr. Robert’s experience and tenure of having founded our company in 2013, and believed that Mr. Roberts is highly qualified to act as both Chairman and Chief Executive Officer due to his experience, knowledge, and personality. Among the benefits of a combined Chief Executive Officer/Chairman considered by the board is that such structure promotes clearer leadership and direction for our company and allows for a single, focused chain of command to execute our strategic initiatives and business plans.

The Board’s Role in Risk Oversight

The board of directors oversees that the assets of our company are properly safeguarded, that the appropriate financial and other controls are maintained, and that our business is conducted wisely and in compliance with applicable laws and regulations and proper governance. Included in these responsibilities is the board’s oversight of the various risks facing our company. In this regard, our board seeks to understand and oversee critical business risks. Our board does not view risk in isolation. Risks are considered in virtually every business decision and as part of our business strategy. Our board recognizes that it is neither possible nor prudent to eliminate all risk. Indeed, purposeful and appropriate risk-taking is essential for our company to be competitive on a global basis and to achieve its objectives.

While the board oversees risk management, company management is charged with managing risk. Management communicates routinely with the board and individual directors on the significant risks identified and how they are being managed. Directors are free to, and indeed often do, communicate directly with senior management.

Our board administers its risk oversight function as a whole by making risk oversight a matter of collective consideration. Once the board establishes committees, it is anticipated that much of the work will be delegated to such committees, which will meet regularly and report back to the full board. It is anticipated that the audit committee will oversee risks related to our financial statements, the financial reporting process, accounting and legal matters, that the compensation committee will evaluate the risks and rewards associated with our compensation philosophy and programs, and that the nominating and corporate governance committee will evaluate risk associated with management decisions and strategic direction.

Independent Directors

Our board of directors is currently composed of three members: Ellery W. Roberts, Robert D. Barry and Paul A. Froning. Mr. Froning qualifies as an independent director in accordance with the published listing requirements of the Nasdaq Stock Market. On the closing date of the public offering, Mr. Barry will resign from our board and Lubna Abu-Osba, Thomas C. Byrne, Clark R. Crosnoe, Glyn C. Milburn, Kevin E.R. Saleeby, Edward J. Tobin and Gordon D. Whitener will be appointed as directors, with Messrs. Byrne, Crosnoe, Milburn, Saleeby, and Whitener and Ms. Abu-Osba qualifying as independent directors in accordance with the published listing requirements of the Nasdaq Stock Market.

Committees of the Board of Directors

Effective upon closing of the public offering, we expect that our board of directors will designate the following committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Until such date, our entire board of directors will undertake the functions that would otherwise be undertaken by the committees. Each committee will operate pursuant to a charter that has been approved by our board of directors. In addition, our board of directors may, from time to time, designate one or more additional committees, which shall have the duties and powers granted to it by our board of directors.

Audit Committee

The audit committee will be comprised entirely of independent directors who must meet all applicable independence and other requirements of the Nasdaq Stock Market and must include at least one “audit committee financial expert,” as defined by applicable SEC rules and regulations.

It is expected that the audit committee will be responsible for, among other things: (i) retaining and overseeing our independent accountants; (ii) assisting the board in its oversight of the integrity of our financial statements, the qualifications, independence and performance of our independent auditors and our compliance with legal and regulatory requirements; (iii) reviewing and approving the plan and scope of the internal and external audit; (iv) pre-approving any audit and non-audit services provided by our independent auditors; (v) approving the fees to be paid to our independent auditors; (vi) reviewing with our chief executive officer and chief financial officer and independent auditors the adequacy and effectiveness of our internal controls; (vii) reviewing and approving the calculation of the profit allocation payments made to our manager; (viii) reviewing hedging transactions; and (ix) reviewing and assessing annually the audit committee’s performance and the adequacy of its charter.

Compensation Committee

The compensation committee will be comprised entirely of independent directors who meet all applicable independence and other requirements of the Nasdaq Stock Market. The members of the compensation committee will also be “outside directors” as defined in Section 162(m) of the Internal Revenue Code of 1986, as amended, and “non-employee directors” within the meaning of Section 16 of the Exchange Act.

It is expected that the responsibilities of the compensation committee will include: (i) reviewing our manager’s performance of its obligations under the management services agreement; (ii) reviewing the remuneration of our manager and approving the remuneration paid to our manager as reimbursement for the compensation paid by our manager to our chief executive officer; (iii) reviewing and approving the remuneration of our executive officers that are employed directly by our company; (iv) determining the compensation of our independent directors; (v) granting rights to indemnification and reimbursement of expenses to our manager and any seconded individuals; (vi) making recommendations to the board regarding equity-based and incentive compensation plans, policies and programs; and (vii) reviewing and assessing annually the compensation committee’s performance and the adequacy of its charter.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee will be comprised entirely of independent directors who meet all applicable independence requirements of the Nasdaq Stock Market.

It is expected that the nominating and corporate governance committee will be responsible for, among other things: (i) recommending the number of directors to comprise our board; (ii) identifying and evaluating individuals qualified to become members of the board, other than our manager’s appointed director and his or her alternate, and soliciting recommendations for director nominees from the chairman and chief executive officer of our company; (iii) recommending to the board the director nominees for each annual shareholders’ meeting, other than our manager’s appointed director; (iv) recommending to the board the candidates for filling vacancies that may occur between annual shareholders’ meetings, other than our manager’s appointed director; (v) reviewing independent director compensation and board processes, self-evaluations and policies; (vi) reviewing and approving related party transactions, including transactions with our manager and its affiliates; (vii) overseeing compliance with our code of ethics; and (viii) monitoring developments in the law and practice of corporate governance.

The nominating and corporate governance committee’s methods for identifying candidates for election to our board of directors (other than those proposed by our stockholders, as discussed below) will include the solicitation of ideas for possible candidates from a number of sources - members of our board of directors, our executives, individuals personally known to the members of our board of directors, and other research. The nominating and corporate governance committee may also, from time-to-time, retain one or more third-party search firms to identify suitable candidates.

In making director recommendations, the nominating and corporate governance committee may consider some or all of the following factors: (i) the candidate’s judgment, skill, experience with other organizations of comparable purpose, complexity and size, and subject to similar legal restrictions and oversight; (ii) the interplay of the candidate’s experience with the experience of other board members; (iii) the extent to which the candidate would be a desirable addition to the board and any committee thereof; (iv) whether or not the person has any relationships that might impair his or her independence, including, but not limited to, business, financial or family relationships with our management or our management; and (v) the candidate’s ability to contribute to the effective management of our company, taking into account the needs of our company and such factors as the individual’s experience, perspective, skills and knowledge of the industries in which our subsidiaries operate.

A shareholder may nominate one or more persons for election as a director at an annual meeting of shareholders if the shareholder complies with the notice and information provisions contained in our operating agreement. Such notice must be in writing to our company not less than 120 days and not more than 150 days prior to the anniversary date of the preceding year’s annual meeting of shareholders or as otherwise required by requirements of the Exchange Act. In addition, the holders of common shares furnishing such notice must be a holder of record on both (i) the date of delivering such notice and (ii) the record date for the determination of shareholders entitled to vote at such meeting.

The operating agreement specifies certain requirements as to the form and content of a shareholder’s notice. As to each individual whom the shareholder proposes to nominate for election or reelection as a director, the notice shall include all information relating to such individual that is required to be disclosed in solicitations of proxies for election of directors in an election contest, or is otherwise required, pursuant to Regulation 14A under the Exchange Act, including such individual’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected. We may require any proposed nominee to furnish such other information as we may reasonably require to determine the eligibility of such proposed nominee to serve as a director or on any committee of the board. In addition, as to the shareholder giving the notice and the beneficial owner, if any, on whose behalf the nomination or proposal is made, such notice must include (i) the name and address of such shareholder as they appear on our books and of such beneficial owner, (ii) the number of, and evidence of such number of, shares which are owned beneficially and of record by such shareholder and such beneficial owner, (iii) a representation that the shareholder intends to appear in person or by proxy at the meeting to propose such nomination, and (iv) a representation whether the shareholder or the beneficial owner, if any, intends or is part of a group which intends to deliver a proxy statement and/or form of proxy to holders of at least the percentage of the shares required to elect the nominee and/or otherwise to solicit proxies from shareholders in support of such proposal or nomination.

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

ITEM 11. EXECUTIVE COMPENSATION.

Compensation of our Named Executive Officers

Our Chief Executive Officer and Chief Financial Officer, Mr. Ellery W. Roberts, is employed by our manager and is seconded to our company. Our manager, and not our company, pays all compensation to Mr. Roberts who is seconded to us under the management services agreement. We do not reimburse our manager for the compensation paid to Mr. Roberts in his capacity as our Chief Executive Officer and Chief Financial Officer. We pay our manager a quarterly management fee, and our manager will use the proceeds from the management fee, in part, to pay compensation to Mr. Roberts. Accordingly, other than the payment of our management fee, our company did not pay any compensation to any person during the fiscal years ended December 31, 2017 and 2016 for services as our Chief Executive Officer and Chief Financial Officer. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” for information about the fee paid to our manager for such years.

Robert D. Barry will become our Chief Financial Officer upon closing of the public offering. Mr. Barry will become our direct employee and will not be seconded to us by our manager. We have entered into an employment agreement with Mr. Barry with a term of three years that commences on the closing date of the public offering. Pursuant to the agreement, Mr. Barry is entitled to an annual base salary of $237,500 with increases of no less than 5% on each anniversary of his employment. Mr. Barry will also be entitled to an annual incentive bonus of up to $50,000 in the discretion of our board of directors. Mr. Barry is also entitled to a one time signing bonus in the amount of $25,000 and will be entitled to participate in future equity incentive plans that we may establish at a level that is consistent with his position as our Chief Financial Officer. If Mr. Barry is terminated without cause or resigns for good reason, then he would be entitled to continue to receive his base salary for the shorter of twelve months or the remainder of the term of his employment agreement. Mr. Barry’s employment agreement contains restrictive covenants prohibiting him from owning or operating a business that competes with our company or soliciting our customers or employees for one year following the termination of his employment.

Other Compensation

Our company does not provide any nonqualified deferred compensation arrangements or qualified or non-qualified pension plans to our named executive officers. As of the date of this report, the named executive officers have not been granted any stock options or other equity-based awards with respect to our common shares. As of December 31, 2017, the named executive officers did not hold any stock options or other equity-based awards with respect to our common shares.

Compensation of Directors

To date, we have not paid any compensation to our directors. We reimburse our directors for all reasonable out-of-pocket expenses incurred in connection with attending board meetings or otherwise in accordance with the policies of the company as in effect from time to time.

We have entered into independent director agreements with Paul A. Froning, Lubna Abu-Osba, Thomas C. Byrne, Clark R. Crosnoe, Glyn C. Milburn, Kevin E.R. Saleeby, and Gordon D. Whitener, pursuant to which they will be appointed to our board on the closing date of the public offering (with the exception of Mr. Froning, who currently serves on our board). Under the independent director agreements, we have agreed to pay the independent directors an annual fee of $35,000, paid quarterly, commencing in the first quarter following closing of the public offering. We also agreed to reimburse the independent directors for pre-approved reasonable business expenses incurred by them.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of April 16, 2018 (i) by each person who is known by us to beneficially own more than 5% of our common shares; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of our company, 590 Madison Avenue, 18th Floor, New York, NY 10022.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Ellery W. Roberts, Chairman, CEO, President and CFO	Common Shares	525,000	84.3%
Paul A. Froning, Director	Common Shares	0	*
Robert D. Barry, Director	Common Shares	0	*
All officers and directors as a group (3 persons named above)	Common Shares	525,000	84.3%
Louis A. Bevilacqua (3)	Common Shares	67,500	10.8%

__________

* Less than 1%

(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common shares.

(2)	A total of 623,125 common shares and 1,000 allocation shares are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of April 16, 2018. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(3)	On September 15, 2013, we entered into a restricted stock purchase agreement with Bevilacqua PLLC, our outside legal counsel, and its independent contractor consultant. Pursuant to this Agreement, Bevilacqua PLLC received 67,500 common shares, and its independent contractor consultant received 22,500 common shares, in consideration for services provided and to be provided to us. Bevilacqua PLLC has transferred these shares to its managing member, Louis A. Bevilacqua, who has voting and dispositive control over securities. The address of Bevilacqua PLLC is 1050 Connecticut Ave., NW, Suite 500, Washington, DC 20036.

Changes in Control

We do not currently have any arrangements which if consummated may result in a change of control of our company.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any compensation plans in effect under which our equity securities are authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of our 2016 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Item 11. Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

•	Our Chief Executive Officer, Ellery W. Roberts, controls our manager. Our relationship with our manager is governed principally by the following two agreements: (1) the management services agreement and offsetting management services agreements relating to the management services our manager will perform for us and the businesses we own and the management fee to be paid to our manager in respect thereof; and (2) our company’s operating agreement setting forth our manager’s rights with respect to the allocation shares it owns, including the right to receive payments of profit allocation from the company and our manager’s right to cause the company to purchase the allocation shares it owns. Our manager has also entered into an offsetting management services agreement with 1847 Neese and we expect that our manager will enter into offsetting management services agreements and transaction services agreements with our future businesses directly. See Our Manager” for detailed descriptions of these agreements.

•	For the years ended December 31, 2017 and 2016, the management fee paid to our manager amounted to $219,986 and $0, respectively.

•	Our manager owns certain intellectual property relating to the term “1847.” Our manager has granted our company a license to use the term “1847” in its business.

•	From time to time, we have received advances from certain of our officers and related parties to meet short-term working capital needs. As of December 31, 2017 and December 31, 2016, a total of $118,833 and $108,878 advances from related parties are outstanding. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

•	As of December 31, 2017 and December 31, 2016, our manager has funded our company $60,870 and $0, respectively, in related party advances. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

•	On January 3, 2018, we issued a grid promissory note to our manager in the initial principal amount of $50,000. The note provides that we may from time to time request additional advances from our manager up to an aggregate additional amount of $100,000, which will be added to the note if our manager, in its sole discretion, so provides. Interest shall accrue on the unpaid portion of the principal amount and the unpaid portion of all advances outstanding at a fixed rate of 8% per annum, and along with the outstanding portion of the principal amount and the outstanding portion of all advances, shall be payable in one lump sum due on the maturity date, which is the first anniversary of the date of the note. If all or a portion of the principal amount or any advance under the note, or any interest payable thereon is not paid when due (whether at the stated maturity, by acceleration or otherwise), such overdue amount shall bear interest at a rate of 12% per annum. In the event we complete a financing involving at least $500,000, we must, contemporaneously with the closing of such financing transaction, repay the entire outstanding principal and accrued and unpaid interest on the note. The note is unsecured and contains customary events of default.

•

On March 3, 2017, Neese entered into an agreement of lease with K&A Holdings, LLC, a limited liability company that is wholly-owned by the officers of Neese. The agreement of lease is for a term of ten (10) years and provides for a base rent of $8,333 per month. In the event of late payment, interest shall accrue on the unpaid amount at the rate of eighteen percent (18%) per annum. The agreement of lease contains customary events of default, including if Neese shall fail to pay rent within five (5) days after the due date, or if Neese shall fail to perform any other terms, covenants or conditions under the agreement of lease, and other customary representations, warranties and covenants.

Promoters and Certain Control Persons

Each of Mr. Ellery W. Roberts, our Chairman, Chief Executive Officer, President, and Chief Financial Officer, Mr. Paul A. Froning, one of our directors, and Mr. Robert D. Barry, one of our directors, may be deemed a “promoter” as defined by Rule 405 of the Securities Act. For information regarding compensation, including items of value, that have been provided or that may be provided to these individuals, please refer to “Item 11. Executive Compensation” above.

Director Independence

Our board of directors has determined that Mr. Froning is an independent director as that term is defined in the applicable rules of the Nasdaq Stock Market.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to the company for professional services rendered for the fiscal years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016
Audit Fees	$66,500	$6,500
Audit-Related Fees	35,101	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$101,601	$6,500

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit service performed by Sadler, Gibb & Associates, LLC for our financial statements as of and for the year ended December 31, 2017.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) List of Documents Filed as a Part of This Report:

(1) Index to Financial Statements:

Report of Independent Registered Public Accounting Firm for Year Ended December 31, 2017

Report of Independent Registered Public Accounting Firm for Year Ended December 31, 2016

Consolidated Balance Sheets as of December 31, 2017 and 2016

Consolidated Statements of Operations for the Years Ended December 31, 2017 and 2016

Consolidated Statement of Shareholders’ Deficit for the Years Ended December 31, 2017 and 2016

Consolidated Statements of Cash Flows for the Years Ended December 31, 2017

Notes to Consolidated Financial Statements

(2) Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the financial statements or the notes thereto, or because it is not required.

(3) Index to Exhibits:

See exhibits listed under Part (b) below.

(b) Exhibits:

Exhibit No.	Description
3.1	Certificate of Formation of 1847 Holdings LLC (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 filed on February 7, 2014)
3.2

Second Amended and Restated Operating Agreement of 1847 Holdings LLC, dated January 19, 2018 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on January 22, 2018)

4.1

Specimen certificate evidencing a common share of 1847 Holdings LLC (incorporated by reference to Exhibit 4.1 to the registrant’s Amendment No. 2 to Registration Statement on Form S-1/A filed on January 23, 2018)

10.3

Management Services Agreement by and between 1847 Holdings LLC and 1847 Partners LLC, dated April 15, 2013 (incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-1/A filed on March 14, 2014)

10.4	Amendment No. 1 to Management Services Agreement, dated September 15, 2013 (incorporated by reference to Exhibit 10.2 to the registrant’s Registration Statement on Form S-1 filed on February 7, 2014)
10.5

Management Services Agreement, dates March 3, 2017, between 1847 Neese Inc. and 1847 Partners LLC (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed March 9, 2017)

10.6

Securities Purchase Agreement, dated September 15, 2013, among 1847 Holdings LLC, Ellery W. Roberts and 1847 Management Services, Inc. (incorporated by reference to Exhibit 10.3 to the registrant’s Registration Statement on Form S-1 filed on February 7, 2014)

10.7

Restricted Common Share Grant Agreement, dated September 15, 2013, among 1847 Holdings LLC, Bevilacqua PLLC and Joseph J. Kaufman (incorporated by reference to Exhibit 10.4 to the registrant’s Registration Statement on Form S-1 filed on February 7, 2014)

10.8

Stock Purchase Agreement, dated March 3, 2017, by and among 1847 Neese Inc., Neese, Inc., Alan Neese and Katherine Neese (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on March 9, 2017)

10.9

Membership Interest Purchase Agreement, dated as of July 7, 2017, among 1847 Fitness, Inc., Central Florida Health Clubs, LLC, CLFL, LLC, MTDR LLC, SCFL, LLC, and the other parties set forth in Exhibit A thereto (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed August 21, 2017)

10.10

Amendment No. 1 to Membership Interest Purchase Agreement, dated as of November 7, 2017, among 1847 Fitness, Inc., Central Florida Health Clubs, LLC, CLFL, LLC, MTDR LLC, SCFL, LLC, and the other parties signatory thereto (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed November 9, 2017)

10.11

Amendment No. 2 to Membership Interest Purchase Agreement, dated as of December 18, 2017, among 1847 Fitness, Inc., Central Florida Health Clubs, LLC, CLFL, LLC, MTDR LLC, SCFL, LLC, and the other parties signatory thereto (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed December 19, 2017)

10.12

8% Vesting Promissory Note issued by 1847 Neese Inc. and Neese, Inc. to Alan Neese and Katherine Neese on March 3, 2017 (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed March 9, 2017)

10.13

10% Short Term Promissory Note issued by 1847 Neese Inc. and Neese, Inc. to Alan Neese and Katherine Neese on March 3, 2017 (incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed March 9, 2017)

79

10.14

Promissory Note issued by Neese Inc. in favor of Home State Bank on July 21, 2017 (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q/A filed November 21, 2017)

10.15

Promissory Note issued by Neese Inc. in favor of Home State Bank on September 18, 2017 (incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q/A filed November 21, 2017)

10.16

Promissory Note issued by Neese Inc. in favor of Home State Bank on September 18, 2017 (incorporated by reference to Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q/A filed November 21, 2017)

10.17

Promissory Note issued by Neese Inc. in favor of Home State Bank on September 26, 2017 (incorporated by reference to Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q/A filed November 21, 2017)

10.18

Commercial Security Agreement, dated September 26, 2017, between Neese Inc. and Home State Bank (incorporated by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q/A filed November 21, 2017)

10.19

Master Lease Agreement, dated March 3, 2017, between Utica Leaseco, LLC, 1847 Neese Inc. and Neese, Inc. (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed March 9, 2017)

10.20

First Amendment to Lease Documents, dated June 14, 2017, between Utica Leaseco, LLC, 1847 Neese Inc. and Neese, Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed June 15, 2017)

10.21

Equipment Schedule No. 2, dated October 31, 2017, between Utica Leaseco, LLC, 1847 Neese Inc. and Neese, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed November 6, 2017)

10.22

Grid Promissory Note, dated January 3, 2018, issued by 1847 Holdings LLC in favor of 1847 Partners LLC (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed January 4, 2018)

10.23	Agreement of Lease, dated March 3, 2017, between K&A Holdings, LLC and Neese, Inc. (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed March 9, 2017)
10.24†

Employment Agreement, dated November 7, 2017, between 1847 Holdings LLC and Robert D. Barry (incorporated by reference to Exhibit 10.22 to the registrant’s Amendment No. 1 to Registration Statement on Form S-1/A filed on January 10, 2018)

10.25†

Form of Independent Director Agreement between 1847 Holdings LLC and each independent director (incorporated by reference to Exhibit 10.23 to the registrant’s Amendment No. 1 to Registration Statement on Form S-1/A filed on January 10, 2018)

10.26

Form of Indemnification Agreement between 1847 Holdings LLC and each independent director (incorporated by reference to Exhibit 10.24 to the registrant’s Amendment No. 1 to Registration Statement on Form S-1/A filed on January 10, 2018)

14.1	Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14.1 to the registrant’s Annual Report on Form 10-K filed on April 15, 2015)
21.1*	List of subsidiaries of the registrant
31.1*	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS ++	XBRL Instance Document
101.SCH ++	XBRL Taxonomy Extension Schema Document
101.CAL ++	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF ++	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB ++	XBRL Taxonomy Extension Label Linkbase Document
101.PRE ++	XBRL Taxonomy Extension Presentation Linkbase Document
____________

* Filed herewith

† Executive Compensation Plan or Agreement

++XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a report for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

ITEM 16. FORM 10-K SUMMARY.

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of 1847 Holdings LLC:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of 1847 Holdings LLC (“the Company”) as of December 31, 2017, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the year ended December 31, 2017 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We also have audited the adjustments to the 2016 consolidated financial statements to retrospectively apply the effect of two reveres stock splits, as described in Note 14. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2016 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2016 consolidated financial statements taken as a whole.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2017.

Salt Lake City, UT

April 17, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of 1847 Holdings, LLC

We have audited the accompanying consolidated balance sheet of 1847 Holdings, LLC as of December 31, 2016, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2016. 1847 Holdings, LLC.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 1847 Holdings, LLC as of December 31, 2016 and the results of its operations and its cash flows for year ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

/s/ KLJ & Associates, LLP

KLJ & Associates, LLP

Edina, Minnesota

April 17, 2017

5201 Eden Ave

Suite 300

Edina, MN 55436

630.277.2330

1847 HOLDINGS LLC

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
ASSETS

Current Assets
Cash	$501,422	$-
Accounts receivable, net	310,363	-
Inventories, net	836,571	-
Prepaid expenses and other assets	174,877	369

TOTAL CURRENT ASSETS	1,823,233	369

Property and equipment, net	6,099,219	-
Goodwill	22,166
Intangible assets, net	28,333	-
Other assets	111,504	6

TOTAL ASSETS	$8,084,455	$375

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,229,106	$561,378
Line of credit	675,000	-
Advances, related party	179,704	108,878
Note payable – current portion	14,247	-
Promissory note payable	1,025,000	-
Uncertain tax liability	126,000	-
Current portion of capital lease obligation	615,349	-

TOTAL CURRENT LIABILITIES	3,864,406	670,256

Non-current note-payable	58,020	-
Vesting note payable	395,634	-
Non-current deferred tax liability	988,601
Capital lease obligation, net of current portion	3,262,988	-

TOTAL LIABILITIES	$8,569,649	$670,256

TOTAL 1847 HOLDINGS LLC AND SUBSIDIARIES SHAREHOLDERS’ DEFICIT
Allocation shares, 1,000 shares issued and outstanding	1,000	1,000
Common Shares, 500,000,000 shares authorized, 623,125 shares issued and outstanding as of December 31, 2017 and 2016	623	623
Additional paid-in capital	14,383	14,383
Accumulated Deficit	(1,159,724)	(685,887)

TOTAL SHAREHOLDERS’ DEFICIT	(1,143,718)	(669,881)

NONCONTROLLING INTERESTS	658,524	-

TOTAL SHAREHOLDERS’ DEFICIT	(485,194)	(669,881)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$8,084,455	$375

The accompanying notes are an integral part of these consolidated financial statements

1847 HOLDINGS LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2017	2016
REVENUE	$	$-
Services	3,987,955	-
Sales of parts and equipment	2,422,225	-
Other	440	-
TOTAL REVENUE	6,410,620	-

OPERATING EXPENSES		-
Cost of sales	1,904,712	-
Personnel costs	2,061,932	-
Depreciation and amortization	1,125,667	-
Fuel	700,315	-
General and administrative expenses, other	2,006,092	269,844
TOTAL OPERATING EXPENSES	7,798,718	269,844

NET LOSS FROM OPERATIONS	(1,388,098)	(269,844)

OTHER INCOME (LOSS)
Financing costs	(29,282)	-
Interest expense	(616,383)	-
Gain on sale of fixed assets	275,499	-
TOTAL OTHER INCOME (LOSS)	(370,166)	-

NET LOSS BEFORE INCOME TAXES	(1,758,264)	(269,844)

PROVISION FOR INCOME TAXES (BENEFIT)	(1,090,088)	-

NET LOSS BEFORE NON-CONTROLLING INTERESTS	(668,176)	(269,844)

Less net loss attributable to non-controlling interests	(194,339)	-

NET LOSS ATTRIBUTABLE TO 1847 HOLDINGS SHAREHOLDERS	$(473,837)	$(269,844)

Net Loss Per Share: Basic and diluted	$(0.76)	$(0.43)
Weighted-average number of common shares outstanding: Basic and diluted	623,125	623,125

The accompanying notes are an integral part of these consolidated financial statements

1847 HOLDINGS LLC

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

	Common Stock		Allocation	Additional Paid-In	Accumulated	Non- Controlling	Stockholders’
	Shares	Amount	Shares	Capital	Deficit	Interest	Deficit
BALANCE January 1, 2016	623,125	$623	$1,000	$14,383	$(416,043)	-	$(400,037)

Net loss for the year ended December 31, 2016	-	-	-	-	(269,844)	-	(269,844)

BALANCE – December 31, 2016	623,125	$623	$1,000	$14,383	$(685,887)	-	$(669,881)

Non-controlling interest granted in the acquisition of Neese, Inc.	-	-	-	-	-	852,863	852,863

Net loss for the year ended December 31, 2017	-	-	-	-	(473,837)	(194,339)	(668,176)

BALANCE – December 31, 2017	623,125	$623	$1,000	$14,383	$(1,159,724)	658,524	$(485,194)

The accompanying notes are an integral part of these consolidated financial statements

1847 HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016
OPERATING ACTIVITIES
Net income loss	$(668,176)	$(269,844)

Adjustments to reconcile net income to net cash provided by operating activities:
Write-off bad debts	-	100,000
Gain on sale of fixed assets	(275,499)	-
Depreciation expense and amortization	1,125,667	-
Amortization of financing costs	29,282	-

Changes in operating assets and liabilities:
Increase accounts receivable	(153,667)	-
Decrease in inventory	201,339	-
Increase in prepaid expenses and other assets	(27,288)	-
Increase in accounts payable and accrued expenses	452,026	158,686
Increase in uncertain tax position	(3,000)	-
Decrease in deferred tax liability and prepaid tax	(1,173,994)	-
Due to related parties	70,826	10,743
Increase in other liabilities	5,789	-
Net used in operating activities	(416,695)	(415)

INVESTING ACTIVITIES
Cash acquired in acquisition	338,411	-
Proceeds from the sale of fixed assets	369,272	-
Purchase of equipment	(1,145,889)	-
Net cash used in investing activities	(438,206)	-

FINANCING ACTIVITIES
Proceeds from line of credit	675,000	-
Proceeds from notes payable	397,464	-
Payments on notes payable	(325,197)	-
Proceeds from capital lease obligation	759,650	-
Principal payments on capital lease obligation	(150,594)	-
Net cash provided by financing activities	1,356,323	-

NET CHANGE IN CASH	501,422	(415)

CASH
Beginning of period	-	415
End of period	$501,422	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$366,491	$-
Income taxes paid	$78,600	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES
Acquisition of subsidiary	$5,513,498	$-
Grant of non-controlling interest	$852,864	$-

The accompanying notes are an integral part of these consolidated financial statements

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND NATURE OF BUSINESS

1847 Holdings LLC (“we,” “our” and the “Company”) was formed under the laws of the State of Delaware on January 22, 2013. We are in the business of acquiring small businesses in a variety of different industries. The Company is a limited liability company that has elected to be taxed as a partnership. The Company’s subsidiaries are corporations and are taxed as such.

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

On July 7, 2017, our wholly-owned subsidiary 1847 Fitness, Inc. (“1847 Fitness”) entered into a membership interest purchase agreement, which was amended on November 7, 2017 and December 18, 2017, with Central Florida Health Clubs, LLC d/b/a Gold’s Gym Orlando, a Florida limited liability company, CLFL, LLC d/b/a Gold’s Gym Clermont, a Florida limited liability company, MTDR LLC d/b/a Gold’s Gym Mt. Dora, a Florida limited liability company, SCFL, LLC d/b/a Gold’s Gym St. Cloud, a Florida limited liability company, and the sellers set forth in Exhibit A to the membership interest purchase agreement, for the purchase of all of the outstanding equity interests of such companies. This transaction has not yet been completed (see Note 15).

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and are presented in US dollars.

Consolidated Financial Statements

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, 1847 Management, 1847 Neese and 1847 Fitness. All significant intercompany balances and transactions have been eliminated in consolidation.

Accounting Basis

The Company uses the accrual basis of accounting and GAAP. The Company has adopted a calendar year end.

Stock Splits

On July 2, 2014, the Company amended its operating agreement to increase our authorized common shares from 50,000,000 to 500,000,000 shares. On the same date, we also completed a forward stock split of our issued and outstanding common shares at a ratio of 75 for 1. As a result of this stock split, our issued and outstanding common shares were increased from 1,038,050 to 77,853,750 shares.

On June 9, 2017, we completed a 1-for-25 reverse stock split of our outstanding common shares. As a result of this stock split, our issued and outstanding common shares decreased from 77,887,500 to 3,115,500 shares.

On January 22, 2018, we completed a 1-for-5 reverse split of our outstanding common shares. As a result of this stock split, our issued and outstanding common shares decreased from 3,115,500 to 623,125 shares.

Accordingly, all share and per share information has been restated to retroactively show the effect of these stock splits.

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

Reclassifications

Certain Statements of Operations reclassifications have been made in the presentation of our prior financial statements and accompanying notes to conform to the presentation as of and for the year ended December 31, 2017.

Revenue Recognition

We are a dealer for several manufacturers and earn revenue from the sale of parts and equipment purchased from these manufacturers. We also earn service revenue from trucking and manure hauling and spreading.

Revenue will be recognized when it is realized or realizable and earned. Specifically, revenue will be recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) a sale of equipment or parts has occurred or a service has been rendered and customer acceptance has been achieved; (3) our selling price to the buyer is fixed and determinable; and (4) collection is reasonably assured. The Company recognizes revenue when services have been provided and collection is reasonably assured.

Allowance for credit losses

Provisions for credit losses are charged to income as losses are estimated to have occurred and in amounts sufficient to maintain an allowance for credit losses at an adequate level to provide for future losses on the Company’s accounts receivable. The Company charges credit losses against the allowance and credits subsequent recoveries, if any, to the allowance. Historical loss experience and contractual delinquency of accounts receivables, and management’s judgment are factors used in assessing the overall adequacy of the allowance and the resulting provision for credit losses. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or portfolio performance. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revisions as more information becomes available.

The allowance for credit losses consists of general and specific components. The general component of the allowance estimates credit losses for groups of accounts receivable on a collective basis and relates to probable incurred losses of unimpaired accounts receivables. The Company records a general allowance for credit losses that includes forecasted future credit losses

Inventory

Inventory consists of machinery and equipment and parts acquired for resale and is valued at the lower-of-cost-or-market with cost determined on a specific item basis. The Company periodically evaluates the value of items in inventory and provides write-downs to inventory based on its estimate of market conditions. The Company estimated it needed an obsolescence allowance of $70,000 for the year ended December 31, 2017, which was charged to cost of goods sold.

Property and Equipment

Property and equipment is stated at cost. Depreciation of furniture, vehicles and equipment is calculated using the straight-line method over the estimated useful lives as follows:

Useful Life (Years)
Building and Improvements	4
Machinery & Equipment	3-7
Tractors	3-7
Trucks and vehicles	3-6

Goodwill and Intangibles

Goodwill and Other Intangible Assets — In applying the acquisition method of accounting, amounts assigned to identifiable assets and liabilities acquired were based on estimated fair values as of the date of acquisition, with the remainder recorded as goodwill. Identifiable intangible assets are initially valued at fair value using generally accepted valuation methods appropriate for the type of intangible asset. Identifiable intangible assets with definite lives are amortized over their estimated useful lives and are reviewed for impairment if indicators of impairment arise. Intangible assets with indefinite lives are tested for impairment within one year of acquisitions or annually as of December 1, and whenever indicators of impairment exist. The fair value of intangible assets are compared with their carrying values, and an impairment loss would be recognized for the amount by which a carrying amount exceeds its fair value.

Acquired identifiable intangible assets are amortized over the following periods:

Acquired intangible Asset	Amortization Basis	Expected Life (years)
Customer-Related	Straight-line basis	5

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing our net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing our net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common share equivalents outstanding as of December 31, 2017.

Comprehensive Income

The Company has established standards for reporting and displaying comprehensive income, its components and accumulated balances. When applicable, the Company would disclose this information on its Statement of Shareholders’ Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

Going Concern Assessment

Beginning with the year ended December 31, 2017 and all annual and interim periods thereafter, management will assess going concern uncertainty in the Company’s consolidated financial statements to determine whether there is sufficient cash on hand and working capital, including available borrowings on loans, to operate for a period of at least one year from the date the consolidated financial statements are issued or available to be issued, which is referred to as the “look-forward period”, as defined in GAAP. As part of this assessment, based on conditions that are known and reasonably knowable to management, management will consider various scenarios, forecasts, projections, estimates and will make certain key assumptions, including the timing and nature of projected cash expenditures or programs, its ability to delay or curtail expenditures or programs and its ability to raise additional capital, if necessary, among other factors. Based on this assessment, as necessary or applicable, management makes certain assumptions around implementing curtailments or delays in the nature and timing of programs and expenditures to the extent it deems probable those implementations can be achieved and management has the proper authority to execute them within the look-forward period.

The Company has generated losses since its inception and has relied on cash on hand, external bank lines of credit and the sale of a note to support cashflow from operations. The Company attributes the 2017 losses to public company corporate overhead and losses generated by some of our subsidiary operations. As of and for the year ended December 31, 2017, the Company had a net loss of $606,576 and negative working capital of approximately $2.0 million. Management believes that based on relevant conditions and events that are known and reasonably knowable that its forecasts, for one year from the date of the filing of the consolidated financial statements in this Annual Report on Form 10-K, indicate improved operations and the Company’s ability to continue operations as a going concern. The Company has contingency plans to reduce or defer expenses and cash outlays should operations not improve in the look forward period.

Recent Accounting Pronouncements

Not Yet Adopted

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the update requires only a single-step quantitative test to identify and measure impairment based on the excess of a reporting unit's carrying amount over its fair value. A qualitative assessment may still be completed first for an entity to determine if a quantitative impairment test is necessary. The update is effective for fiscal year 2021 and is to be adopted on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company will test goodwill for impairment within one year of the acquisition or annually as of December 1, and whenever indicators of impairment exist.

In February 2016, the FASB issued ASU 2016-02, Leases. This ASU is a comprehensive new leases standard that amends various aspects of existing guidance for leases and requires additional disclosures about leasing arrangements. It will require companies to recognize lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. The ASU is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years; earlier adoption is permitted. In the financial statements in which the ASU is first applied, leases shall be measured and recognized at the beginning of the earliest comparative period presented with an adjustment to equity. Practical expedients are available for election as a package and if applied consistently to all leases. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial condition, results of operations and cash flows.

In June 2016, the FASB issued ASU 2016-13 Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2019. We are currently in the process of evaluating the impact of the adoption of ASU 2016-13 on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as a new Topic, Accounting Standards Codification (“ASC”) Topic 606, which supersedes existing accounting standards for revenue recognition and creates a single framework. Additional updates to Topic 606 issued by the FASB in 2015 and 2016 include the following:

•	ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of the new guidance such that the new provisions will now be required for fiscal years, and interim periods within those years, beginning after December 15, 2017.

•	ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations (reporting revenue gross versus net).

•	ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies the implementation guidance on identifying performance obligations and classifying licensing arrangements.

•	ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which clarifies the implementation guidance in a number of other areas.

The underlying principle is to use a five-step analysis of transactions to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The standard permits the use of either a retrospective or modified retrospective application. ASU 2014-09 and ASU 2016-12 are effective for annual reporting periods beginning after December 15, 2017. The Company will adopt ASC 606 using the modified retrospective method for annual and interim reporting periods beginning January 1, 2018. The Company has aggregated and reviewed its contracts that are within the scope of ASC 606. Based on its evaluation, the Company does not anticipate the adoption of ASC 606 will have a material impact on its balance sheet or related consolidated statements of earnings, equity or cash flows. Accordingly, the Company will continue to recognize revenue at the time services are delivered and parts and equipment are sold.

Recently Adopted

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. The update requires that deferred debt issuance costs be reported as a reduction to long-term debt (previously reported in other noncurrent assets). The Company adopted ASU 2015-03 in 2016 and for all retrospective periods, as required, and the impact of the adoption was not material to the consolidated financial statements

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern, which requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. This accounting standard update applies to all entities and was effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter, with early adoption permitted. The Company adopted this standard during fiscal year 2016.

In January 2017, the FASB issued ASU 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 provides guidance to evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. If substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single asset or a group of similar assets, the assets acquired (or disposed of) are not considered a business. We adopted ASU 2017-01 as of January 1, 2017.

NOTE 3—INVENTORIES

At December 31, 2017 and December 31, 2016, the inventory balances are composed of:

	2017	2016
Machinery & Equipment	$715,483	$-
Parts	191,088	-
Subtotal	906,571
Allowance for inventory obsolescence	(70,000)
Inventory, net	$836,571	$-

NOTE 4—PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2017 and December 31, 2016:

Classification	2017	2016
Buildings and improvements	$5,338	$-
Equipment and machinery	2,908,154	-
Tractors	3,129,888	-
Trucks and other vehicles	1,169,805	-
Total	7,213,185	-
Less: Accumulated depreciation	(1,113,966)	-
Property and equipment, net	$6,099,219	$-

Depreciation expense for the years ended December 31, 2017 and 2016 was $1,120,000 and $0, respectively

All fixed assets are pledged to secure loans from Utica Leasco. At December 31, 2017, $168,137 of Machinery and Equipment inventory was pledged to secure floor plan loans and $205,628 of Machinery and Equipment inventory was pledged to secure a loan from Utica Leasco.

NOTE 5—INTANGIBLE ASSETS

The following provides a breakdown of identifiable intangible assets as of December 31, 2017:

Customer Relationships
Identifiable intangible assets, gross	$34,000
Accumulated amortization	(5,667)
Identifiable intangible assets, net	$28,333

In connection with the acquisition of Neese, the Company identified intangible assets of $34,000 representing customer relationships. These assets are being amortized on a straight-line basis over their weighted average estimated useful life of 5 years and amortization expense amounted to $5,667 for the year ended December 31, 2017.

As of December 31, 2017, the estimated annual amortization expense for each of the next five fiscal years is as follows:

2018	$6,800
2019	6,800
2020	6,800
2021	6,800
2022	1,133
Total	$28,333

NOTE 6—ACQUISITION

On March 3, 2017, our wholly-owned subsidiary 1847 Neese entered into a stock purchase agreement with Neese and Alan Neese and Katherine Neese, pursuant to which 1847 Neese acquired all of the issued and outstanding capital stock of Neese for an aggregate purchase price of: (i) $2,225,000 in cash (subject to certain adjustments); (ii) 450 shares of the common stock of 1847 Neese, constituting 45% of its capital stock; (iii) the issuance of a vesting promissory note in the principal amount of $1,875,000 (which was determined to have a fair value of $395,634); and (iv) the issuance of a short-term promissory note in the principal amount of $1,025,000.

The cash portion of the purchase price would have been adjusted upward if Neese’s final certified balance sheet, as of a date on or about the closing date, did not reflect a cash balance of at least $200,000. The cash balance on the closing date of March 3, 2017 amounted to approximately $676,056. The cash was paid by obtaining financing from Utica Leaseco (see Note 11).

The fair value of the purchase consideration issued to the sellers of Neese was allocated to the net tangible assets acquired. We accounted for the acquisition of Neese as the purchase of a business under GAAP under the acquisition method of accounting, the assets and liabilities acquired were recorded as of the acquisition date, at their respective fair values and consolidated with those of the Company. The fair value of the net assets acquired was approximately $8,269,000. The excess of the aggregate fair value of the net tangible assets has been allocated to an intangible asset, value of customer accounts and the remainder to goodwill.

Purchase Consideration

Cash Consideration (financed by a Capital Lease–Note 11)	$3,240,000
Add: Subsidiary stock issued as non-controlling interest (Note 14)	852,864
Add: 8% Vesting Promissory Note (Note 10)	395,634
Add: Buyer Short Term Note, at 10% (Note 10)	1,025,000
Total acquisition price	$5,513,498

Assets acquired and liabilities assumed at fair value
Cash	$676,056
Accounts receivable	156,655
Prepaid expenses	90,238
Inventories	1,037,910
Property and equipment	6,167,104
Other assets	85,322
Accounts payable and accrued expenses	(209,913)
Uncertain tax position	(129,000)
Cash payable to seller	(337,645)
Deferred tax liability	(2,079,395)
Other liabilities
Net tangible assets acquired	$5,457,332

Identifiable intangible assets and Goodwill
Intangible assets	$34,000
Goodwill	22,166
Total Identifiable Intangible Assets and Goodwill	$56,166

Total net assets acquired	$5,513,498

The following presents the pro-forma combined results of operations of the Company with Neese as if the entities were combined on January 1, 2016.

	For the Year Ended December 31,
	2017	2016
Revenues, net	$7,588,524	$8,024,603
Net income (loss) allocable to common shareholders	$(608,293)	$(143,353)
Net income (loss) per share	$(0.98)	$(0.23)
Weighted average number of shares outstanding	623,125	623,125

The pro-forma results of operations are presented for information purposes only. The pro-forma results of operations are not intended to present actual results that would have been attained had the acquisitions been completed as of January 1, 2016 or to project potential operating results as of any future date or for any future periods.

The estimated useful life remaining on the property and equipment acquired is 1 to 10 years.

NOTE 7—LINE OF CREDIT

The Company’s subsidiary, Neese, entered into a loan and security agreement with Home State Bank, an Iowa state chartered bank (“Home State Bank”), governing a new revolving credit facility in a principal amount not to exceed $1,000,000 (the “Credit Facility”). The Home State Bank Loan Agreement is available for working capital and other general business purposes. Availability of borrowings under the Credit Facility from time to time is subject to discretionary advances approved by Home State Bank. The outstanding principal balance was $675,000 at December 31, 2017. The Line of Credit bears interest at 4.85% (default rate 7.85%) and is due September 1, 2018.

NOTE 8—FLOOR PLAN LOANS PAYABLE

At December 31, 2017, $168,137 of Machinery and Equipment inventory was pledged to secure a floor plan loan from a commercial lender. The Company must remit proceeds from the sale of the secured inventory to the floor plan lender and pays a finance charge that can vary monthly at the option of the lender. This amount has been recorded in accounts payable and accrued expenses on the balance sheet as of December 31, 2017.

NOTE 9—NOTES PAYABLE

Notes payable at December 31, 2017 and December 31, 2016 are summarized as follows:

	December 31, 2017	December 31, 2016
Note payable - 2018 Kenworth Tractor	$72,267	$-
Current portion	(14,247)	-
Total Non-current portion	$58,020	$-

This Note from a commercial bank originated July 21, 2017 and is payable in 60 fixed monthly installments of $1,434 at a rate of 4.5% per annum.

On September 18, 2017, the Company and its subsidiary, 1847 Neese, Inc. originated two loans totaling $320,658 from a commercial bank secured by two tractors. The loans were payable in 60 fixed monthly installments totaling $5,980 at a rate of 4.5% per annum. The two notes were paid off October 31, 2017 with proceeds from an Amendment to the Utica Leaseco Master Lease Agreement.

At December 31, 2017, annual minimum future principal payments under the promissory notes are as follows:

Amount
For the year ending December 31,
2018	$14,247
2019	14,902
2020	15,581
2020	16,302
2022	11,235
Total payments	72,267
Less current portion of principal payments	14,247
Long-term portion of principal payments	$58,020

NOTE 10—PROMISSORY NOTES

8% Vesting Promissory Note

As noted above in Note 6, a portion of the purchase price for the acquisition of Neese was paid by the issuance of a vesting promissory note in the principal amount of $1,875,000 (which was determined to have a fair value of $395,634) by 1847 Neese and Neese to the sellers of Neese. Payment of the principal and accrued interest on the vesting promissory note is subject to vesting and a contingent consideration subject to fair market valuation adjustment at each reporting period. The vesting promissory note bears interest on the vested portion of the principal amount at the rate of eight percent (8%) per annum and is due and payable in full on June 30, 2020 (the “Maturity Date”). The principal of the vesting promissory note vests in accordance with the following formula:

•

Fiscal Year 2017: If Adjusted EBITDA for the fiscal year ending December 31, 2017, exceeds an Adjusted EBITDA target of $1,300,000 (the “Adjusted EBITDA Target”), then a portion of the principal amount of the vesting promissory note that is equal to sixty percent (60%) of such excess shall vest. Interest shall be payable on such vested portion of principal from January 1, 2017 through the Maturity Date. For the year ended December 31, 2017, Adjusted EBITDA was $788,958, below the threshold amount of $1,300,000, therefore no portion of the note vested in fiscal year 2017.

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

10% Short-Term Promissory Note

As noted above in Note 6, a portion of the purchase price for the acquisition of Neese was paid by the issuance of a short-term promissory note in the principal amount of $1,025,000 by 1847 Neese and Neese to the sellers of Neese. The short-term promissory note bears interest on the outstanding principal amount at the rate of ten percent (10%) per annum and is due and payable in full on March 3, 2018; provided, however, that the unpaid principal, and all accrued, but unpaid, interest thereon shall be prepaid if at any time, and from time to time, the cash on hand of 1847 Neese and Neese exceeds $250,000 and, then, the prepayment shall be equal to the amount of cash in excess of $200,000 until the unpaid principal and accrued, but unpaid, interest thereon is fully prepaid. The short-term promissory note contains the same events of default as the vesting promissory note. The short-term promissory note has not been repaid, so we are in default under this note.

NOTE 11—CAPITALIZED LEASES

Agreement dated March 3, 2017

The cash portion of the purchase price for the acquisition of Neese (Note 6) was financed under a capital lease transaction for Neese’s equipment with Utica Leas Eco, LLC (the “Lessor” or “Utica”), pursuant to a Master Lease Agreement, dated March 3, 2017, between Utica, as lessor, and 1847 Neese and Neese, as co-lessees (collectively, the “Lessee”). Under the Master Lease Agreement, the Lessor loaned an aggregate of $3,240,000 for certain of Neese’s equipment listed therein (the “Equipment”), which it leases to the Lessee. The initial term of the Master Lease Agreement was for 51 months. Under the Master Lease Agreement, the Lessee agreed to pay a monthly rent of $53,000 for the first three (3) months, with such amount increasing to $85,321.63 for the remaining forty-eight (48) months.

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

On February 1, 2018, Utica agreed to continue the $53,000 payments for three additional months and extend the maturity of the loan by three months. Additionally, Utica agreed to defer the February 3, 2018 payment to February 20, 2018. The Company paid one-half the normal late fee, $2,650 for the late payment. On March 2, 2018, Utica agreed to defer the March 3 payment to March 30, 2018. The Company will pay a late payment fee of $5,300 for the payment deferral.

Amendment dated October 31, 2017

As of October 31, 2017, the Company entered into an amendment of the March 3, 2017 Master Lease Agreement with Utica. The proceeds from the amendment were $980,000, which the Company used to purchase new equipment for use in its business and for one tractor for resale included in inventory. The term of the second master lease agreement was for 51 months with payments of $25,807.16 per month.

If any rent is not received by the Lessor within five (5) calendar days of the due date, the Lessee shall pay a late charge equal to ten (10%) percent of the amount. In addition, in the event that any payment is not processed or is returned on the basis of insufficient funds, upon demand, the Lessee shall pay the Lessor a charge equal to five percent (5%) of the amount of such payment. The Lessee is also required to pay an annual administration fee of $5,000. Upon the expiration of the term of the Master Lease Agreement, the Lessee is required to pay, together with all other amounts then due and payable under the Master Lease Agreement, in cash, an end of term buyout price equal to the lesser of: (a) $162,000 (five percent (5%) of the Total Invoice Cost (as defined in the Master Lease Agreement)); or (b) the fair market value of the Equipment, as determined by the Lessor. Upon the expiration of the Amendment to the Master Lease Agreement, the Lessee is required to pay, together with all other amounts then due and payable under the Master Lease Agreement, in cash, an end of term buyout price equal to the lesser of: (a) $49,000 (five percent (5%) of the Total Invoice Cost (as defined in the Master Lease Agreement)); or (b) the fair market value of the Equipment, as determined by the Lessor

Provided that no default under the Master Lease Agreement or the Amendment has occurred and is continuing beyond any applicable grace or cure period, the Lessee has an early buy-out option with respect to all but not less than all of the Equipment, upon the payment of any outstanding rental payments or other fees then due, plus an additional amount set forth in the Master Lease Agreement and the Amendment, which represents the anticipated fair market value of the Equipment as of the anticipated end date of the Master Lease Agreement. In addition, the Lessee shall pay to the Lessor an administrative charge to be determined by the Lessor to cover its time and expenses incurred in connection with the exercise of the option to purchase, including, but not limited to, reasonable attorney fees and costs. Furthermore, upon the exercise by the Lessee of this option to purchase the Equipment, the Lessee shall pay all sales and transfer taxes and all fees payable to any governmental authority as a result of the transfer of title of the Equipment to Lessee. The early buy-out option is not available on the Amendment to the Master Lease Agreement until after June 30, 2018.

In connection with the Master Lease Agreement and the Amendment thereto, the Lessee granted a security interest on all of its right, title and interest in and to: (i) the Equipment, together with all related software (embedded therein or otherwise) and general intangibles, all additions, attachments, accessories and accessions thereto whether or not furnished by the supplier; (ii) all accounts, chattel paper, deposit accounts, documents, other equipment, general intangibles, instruments, inventory, investment property, letter of credit rights and any supporting obligations related to any of the foregoing; (iii) all books and records pertaining to the foregoing; (iv) all property of such Lessee held by the Lessor, including all property of every description, in the custody of or in transit to the Lessor for any purpose, including safekeeping, collection or pledge, for the account of such Lessee or as to which such Lessee may have any right or power, including but not limited to cash; and (v) to the extent not otherwise included, all insurance, substitutions, replacements, exchanges, accessions, proceeds and products of the foregoing.

If the Company sells equipment, it must remit to Utica the amount loaned against the equipment. Such payments are accumulated and applied to the balance at the end of the lease term. During the period March 3, 2017 to December 31, 2017, $21,900 of payments were remitted to Utica.

The assets and liabilities under the master lease agreement are recorded at the fair value of the assets.

The Company adopted ASU 2015-03 by deducting $200,365 of net debt issuance costs from the long-term portion of the capital lease. Amortization of debt issuance costs totaled $37,282 for the period March 3, 2017 to December 31, 2017.

At December 31, 2017, annual minimum future lease payments under this Master Lease Agreement and Amendment are as follows:

Amount
For the year ending December 31,
2018	$1,204,259
2019	1,333,545
2020	1,333,545
2021	1,333,545
2022	196,451
Total minimum lease payments	5,401,345
Less amount representing interest	(1,556,043)
Present value of minimum lease payments	3,845,302
Less current portion of minimum lease	(615,349)
Less debt issuance costs, net	(156,065)
Less payments to Lessor for release of lien	(21,900)
End of lease buyout payments	211,000
Long-term present value of minimum lease payment	$3,262,988

The interest rate on the capitalized lease is approximately 15.4%.

NOTE 12—LEASE

The Company leases a piece of equipment on an operating lease. The lease originated in May 2014 for a five year term with annual payments of $11,830. Following is a summary of remaining lease payments:

Year Ending December 31
2018	$11,830
2019	11,830
Total remaining payments	$23,660

NOTE 13—RELATED PARTIES

Management Services Agreement

On April 15, 2013, the Company and 1847 Partners LLC (“our manager”), entered into a management services agreement, pursuant to which we are required to pay our manager a quarterly management fee equal to 0.5% (2.0% annualized) of our adjusted net assets for services performed.

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

Pursuant to the offsetting management services agreement, 1847 Neese appointed our manager to provide certain services to it for a quarterly management fee equal to $62,500 per quarter; provided, however, that: (i) pro rated payments shall be made in the first quarter and the last quarter of the term; (ii) if the aggregate amount of management fees paid or to be paid by 1847 Neese, together with all other management fees paid or to be paid by all other subsidiaries of the Company to our manager, in each case, with respect to any fiscal year exceeds, or is expected to exceed, 9.5% of our gross income with respect to such fiscal year, then the management fee to be paid by 1847 Neese for any remaining fiscal quarters in such fiscal year shall be reduced, on a pro rata basis determined by reference to the management fees to be paid to our manager by all of the subsidiaries of the Company, until the aggregate amount of the management fee paid or to be paid by 1847 Neese, together with all other management fees paid or to be paid by all other subsidiaries of the Company to our manager, in each case, with respect to such fiscal year, does not exceed 9.5% of our gross income with respect to such fiscal year; and (iii) if the aggregate amount of the management fee paid or to be paid by 1847 Neese, together with all other management fees paid or to be paid by all other subsidiaries of the Company to our manager, in each case, with respect to any fiscal quarter exceeds, or is expected to exceed, the aggregate amount of the management fee (before any adjustment thereto) calculated and payable under the management services agreement (the “Parent Management Fee”) with respect to such fiscal quarter, then the management fee to be paid by 1847 Neese for such fiscal quarter shall be reduced, on a pro rata basis, until the aggregate amount of the management fee paid or to be paid by 1847 Neese, together with all other management fees paid or to be paid by all other subsidiaries of the Company to our manager, in each case, with respect to such fiscal quarter, does not exceed the Parent Management Fee calculated and payable with respect to such fiscal quarter.

1847 Neese shall also reimburse our manager for all costs and expenses of 1847 Neese which are specifically approved by the board of directors of 1847 Neese, including all out-of-pocket costs and expenses, that are actually incurred by our manager or its affiliates on behalf of 1847 Neese in connection with performing services under the offsetting management services agreement.

The services provided by our manager include: conducting general and administrative supervision and oversight of 1847 Neese’s day-to-day business and operations, including, but not limited to, recruiting and hiring of personnel, administration of personnel and personnel benefits, development of administrative policies and procedures, establishment and management of banking services, managing and arranging for the maintaining of liability insurance, arranging for equipment rental, maintenance of all necessary permits and licenses, acquisition of any additional licenses and permits that become necessary, participation in risk management policies and procedures; and overseeing and consulting with respect to 1847 Neese’s business and operational strategies, the implementation of such strategies and the evaluation of such strategies, including, but not limited to, strategies with respect to capital expenditure and expansion programs, acquisitions or dispositions and product or service lines. The Company expensed $219,986 in management fee for the period of March 3, 2017 through December 31, 2017.

Advances

From time to time, the Company has received advances from certain of its officers to meet short-term working capital needs. As of December 31, 2017 and 2016, a total of $118,833 and $108,878 advances from related parties are outstanding. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

As of December 31, 2017, 1847 Partners, LLC has funded the Company $60,870 in related party advances. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

Building Lease

We lease a building from officers of Neese (See Note 15).

NOTE 14—SHAREHOLDERS’ DEFICIT

Allocation shares

As of December 31, 2017 and December 31, 2016, we had authorized and outstanding 1,000 allocation shares. These allocation shares do not entitle the holder thereof to vote on any matter relating to the Company other than in connection with amendments to our operating agreement and in connection with certain other corporate transactions as specified in our operating agreement.

Our manager owns 100% of the allocation shares of the Company, which are a separate class of limited liability company interests that, together with the common shares, will comprise all of the classes of equity interests of the Company. Our manager received the allocation shares with its initial capitalization of the Company. The allocation shares generally will entitle our manager to receive a twenty percent (20%) profit allocation as a form of incentive designed to align the interests of our manager with those of our shareholders. Profit allocation has two components: an equity-based component and a distribution-based component. The equity-based component will be paid when the market for our shares appreciates, subject to certain conditions and adjustments. The distribution-based component will be paid when the distributions we pay to our shareholders exceed an annual hurdle rate of eight percent (8.0%), subject to certain conditions and adjustments. While the equity-based component and distribution-based component are interrelated in certain respects, each component may independently result in a payment of profit allocation if the relevant conditions to payment are satisfied.

The 1,000 allocation shares are issued and outstanding and held by our manager, which is controlled by Mr. Roberts, our chief executive officer and controlling shareholder.

Common shares

We have authorized 500,000,000 common shares as of December 31, 2017 and December 31, 2016 and we had 3,115,500 common shares issued and outstanding. The common shares entitle the holder thereof to one vote per share on all matters coming before the shareholders of the Company for a vote.

On June 9, 2017, we completed a 1-for-25 reverse stock split of our outstanding common shares. As a result of this stock split, our issued and outstanding common shares decreased from 77,887,500 to 3,115,500 shares.

On January 22, 2018, we completed a 1-for-5 reverse split of our outstanding common shares. As a result of this stock split, our issued and outstanding common shares decreased from 3,115,500 to 623,125 shares. Accordingly, all share and per share information has been restated to retroactively show the effect of this stock split.

During the period ended December 31, 2017, we did not issue any equity securities.

Noncontrolling Interests

Our Company owns 55.0% of 1847 Neese.  For financial interests in which the Company owns a controlling financial interest, the Company applies the provisions of ASC 810, which are applicable to reporting the equity and net income or loss attributable to noncontrolling interests. The results of 1847 Neese are included in the consolidated statement of income. The net loss attributable to the 45% non-controlling interest of the subsidiary amount to $166,619 for the period March 3, 2017 through December 31, 2017.

NOTE 15—COMMITMENTS AND CONTINGENCIES

Proposed Acquisition of Fitness CF Clubs

On July 7, 2017, 1847 Fitness, a newly-formed subsidiary of the Company, entered into a membership interest purchase agreement with Central Florida Health Clubs, LLC d/b/a Gold’s Gym Orlando, a Florida limited liability company, CLFL, LLC d/b/a Gold’s Gym Clermont, a Florida limited liability company, MTDR LLC d/b/a Gold’s Gym Mt. Dora, a Florida limited liability company, SCFL, LLC d/b/a Gold’s Gym St. Cloud, a Florida limited liability company (collectively, the “Companies”), and the sellers set forth in Exhibit A to the membership interest purchase agreement. On November 7, 2017 and December 18, 2017, the parties entered into amendments to the membership interest purchase agreement.

Pursuant to the membership interest purchase agreement, as amended, 1847 Fitness will acquire all of the issued and outstanding equity interests in the Companies for an aggregate purchase price of $15,908,000 (assuming full payment of the Gross-Up Amount described below), consisting of: (i) $14,500,000 in cash (subject to adjustment), which includes a non-refundable deposit in the amount of $50,000 that has been paid; (ii) the Gross-Up Amount (as described below); (iii) 135 shares of the common stock of 1847 Fitness (the “Shares”), constituting 13.5% of the capital stock of 1847 Fitness; and (iv) the issuance of promissory notes in the aggregate principal amount of $1,000,000, in the form and upon such terms as are mutually agreed upon by the parties before the closing date. The “Gross-Up Amount” means the amount the cash portion of the purchase price will be increased, up to a maximum of $238,000, if, subsequent to the date of the membership interest purchase agreement and prior to the closing date, any seller who receives Shares determines that he, she or it will incur a federal tax liability resulting from the receipt of the Shares as a portion of the purchase price.

The cash portion of the purchase price is subject to several pre-closing adjustments. If the Companies’ working capital is less than -$40,000, then the cash portion of the purchase price will be reduced by an amount equal to such difference. In addition, the cash portion will be decreased by the amount of any outstanding indebtedness of the Companies existing as of the closing date. If the Companies complete the acquisition of an additional fitness club located in Clermont, Florida, then the cash portion will be increased by an amount equal to 125% of the capitalized costs associated with the new club. Finally, the cash portion will be increased by an amount equal to the aggregate amounts actually paid by MTDR LLC and CLFL, LLC to third parties on or prior to the closing date for locker room renovations; provided, however that the amount of such increase shall not exceed $100,000 in the aggregate; and provided, further, that the amount of such increase shall be reduced, on a dollar for dollar basis, to the extent that the sellers directly receive the benefit of any of the annual fee billings due from MTDR LLC’s and CLFL, LLC’s members in January 2018.

The cash portion of the purchase price is also subject to a post-closing working capital adjustment provision. Under this provision, the cash portion of the purchase price will be adjusted upward if the working capital reflected in the final certified balance sheet of the Companies as of a date on or about the closing date exceeds the working capital reflected in the preliminary balance sheet of the Companies. The cash portion of the purchase price will be adjusted downward if the working capital reflected in the final certified balance sheet of the Companies as of a date on or about the closing date is less than the working capital reflected in the preliminary balance sheet of the Companies. In each case, the working capital adjustment will be calculated in accordance with the working capital details specified in the membership interest purchase agreement.

The membership interest purchase agreement contains customary representations, warranties and covenants, including a covenant that the sellers will not compete with the business of the Companies for a period of three years following closing. The membership interest purchase agreement also contains mutual indemnification for breaches of representations or warranties and failure to perform covenants or obligations contained in the membership interest purchase agreement. In the case of the indemnification provided by the sellers with respect to breaches of certain non-fundamental representations and warranties, the sellers will only become liable for indemnified losses if the amount exceeds $150,000. Furthermore, the liability of the sellers for breaches of certain non-fundamental representations and warranties shall not exceed the purchase price payable under the membership interest purchase agreement.

The closing of the membership interest purchase agreement is subject to customary closing conditions, including, without limitation: (1) the completion of business, accounting and legal due diligence investigations; the receipt of all authorizations, consents and approvals of all governmental authorities or agencies; (2) the receipt of any required consents of any third parties; the release of any security interests; and (3) delivery of all documents required for the transfer of shares of the Companies to 1847 Fitness.

Under the membership interest purchase agreement, the closing of the transaction was to occur during February 2018 and the agreement would automatically terminate if the closing did not occur by February 28, 2018. The parties are currently negotiating an amendment to extend the termination date.

Agreement of Lease - Related Party

On March 3, 2017, Neese entered into an agreement of lease with K&A Holdings, LLC, a limited liability company that is wholly-owned by officers of Neese. The agreement of lease is for a term of ten (10) years and provides for a base rent of $8,333 per month. In the event of late payment, interest shall accrue on the unpaid amount at the rate of eighteen percent (18%) per annum. The agreement of lease contains customary events of default, including if Neese shall fail to pay rent within five (5) days after the due date, or if Neese shall fail to perform any other terms, covenants or conditions under the agreement of lease, and other customary representations, warranties and covenants.

Future minimum lease payments are approximately as follows:

Year Ending December 31,	Operating Leases
2018	$100,000
2019	100,000
2020	100,000
2021	100,000
2022	100,000
thereafter	416,467
Total minimum lease payments	$916,667

Corporate office

An office space has been leased on a month-by-month basis.

The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 16 – INCOME TAXES

As of December 31, 2017 and 2016, the Company had net operating loss carry forwards of approximately $592,000 and $0, respectively, that may be available to reduce future years’ taxable income in varying amounts through 2034. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The components for the provision of income taxes include:

	December 31, 2017	December 31, 2016
Current Federal and State	$-	$-
Deferred Federal and State	(1,091,000)	-
Total (benefit) provision for income taxes	$(1,091,000)	$-

A reconciliation of the statutory US Federal income tax rate to the Company’s effective income tax rate is as follows:

	December 31, 2017	December 31, 2016
Federal tax	34.0%	-
State tax	6.8%	-
Non-income based excises	(0.7)%	-
Permanent items	0.2%	-
Rate change from TCJA	31.8%	-
Effective income tax rate	72.1%	-

On December 22, 2017 the Tax Cuts and Jobs Act (“TCJA”) was signed into law. Pursuant to Staff Accounting Bulletin No 118, a reasonable estimate of the specific income tax effects for the TCJA can be determined and the Company is reporting these provisional amounts. Accordingly, the Company may revise these estimates in the upcoming year.

The TCJA reduces the corporate income tax rate from 34% to 21% effective January 1, 2018. All deferred income tax assets and liabilities, including NOL’s have been measured using the new rate under the TCJA and are reflected in the valuation of these assets as of December 31, 2017. The value of our deferred tax liabilities has decreased by $459,000 and the benefit has been reflected in our current tax rate.

Deferred income taxes reflect the net tax effect of temporary differences between amounts recorded for financial reporting purposes and amounts used for tax purposes. The major components of deferred tax assets and liabilities are as follows:

	December 31, 2017	December 31, 2016
Deferred tax assets
Receivables	$4,000	$-
Loss carryforward	217,000	-
Total deferred tax assets	$221,000	$-

Deferred tax liabilities
Fixed assets	$(1,209,000)	$-
IRC Sec 481 Change in Accounting Method	-	-
Total deferred tax liabilities	$(1,209,000)	$-
	-	-
Total net deferred income tax liabilities	$(988,000)	$-

During 2017, the Company recorded $(2,079,000) of deferred tax liabilities with the acquisition of Neese, Inc., recorded a net tax benefit of $459,000 from the TCJA, and a net tax benefit of $693,000 from current year operations. The net deferred income tax liability of $988,000 consists of a net current deferred tax asset of $4,000, and net long term deferred tax liability of $(992,000). At December 31, 2017 a net operating loss (“NOL”) carryforward for federal income tax purposes is $592,000. The Federal NOL’s will begin to expire in 2037.

The Company has recorded activity related to the gross unrecognized tax benefits (excluding interest and penalties) as follows:

	December 31, 2017	December 31, 2016
Gross unrecognized tax benefit at the beginning of the year	$130,000	$-
Increase in tax positions to the current year	-	-
Decreases due to lapses in applicable statutes of limitations	(4,000)	-
Total (benefit) provision for income taxes	$126,000	$-

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. At December 31, 2017 and 2016, accrued interest and penalties were $25,000 and $0, respectively. The tax years ended December 31, 2014 through December 31, 2017 are considered to be open under statute and therefore may be subject to examination by the Internal Revenue Service and various state jurisdictions.

NOTE 17—SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10), the Company has analyzed its operations subsequent to December 31, 2017 to the date these financial statements were issued, and has determined that, except as set forth below, it does not have any material subsequent events to disclose in these financial statements.

On January 22, 2018, we completed a 1-for-5 reverse split of our outstanding common shares. As a result of this stock split, our issued and outstanding common shares decreased from 3,115,500 to 623,125 shares. Accordingly, all share and per share information has been restated to retroactively show the effect of this stock split.

On January 3, 2018, we issued a grid promissory note to our manager in the initial principal amount of $50,000. The note provides that we may from time to time request additional advances from our manager up to an aggregate additional amount of $100,000, which will be added to the note if our manager, in its sole discretion, so provides. Interest shall accrue on the unpaid portion of the principal amount and the unpaid portion of all advances outstanding at a fixed rate of 8% per annum, and along with the outstanding portion of the principal amount and the outstanding portion of all advances, shall be payable in one lump sum due on the maturity date, which is the first anniversary of the date of the note. If all or a portion of the principal amount or any advance under the note, or any interest payable thereon is not paid when due (whether at the stated maturity, by acceleration or otherwise), such overdue amount shall bear interest at a rate of 12% per annum. In the event we complete a financing involving at least $500,000, we must, contemporaneously with the closing of such financing transaction, repay the entire outstanding principal and accrued and unpaid interest on the note. The note is unsecured and contains customary events of default.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1847 HOLDINGS LLC

Date: April 17, 2018	By:	/s/ Ellery W. Roberts
	Name:	Ellery W. Roberts
	Title:	Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ellery W. Roberts	Chairman, Chief Executive Officer, President and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)	April 17, 2018
Ellery W. Roberts

/s/ Paul A. Froning	Director	April 17, 2018
Paul Froning

/s/ Robert D. Barry	Director	April 17, 2018
Robert D. Barry

81