Form 10-Q
period 2018-03-31
1847 Holdings LLC
filed 2018-05-21
CIK 1599407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

As of May 21, 2018, there were 3,115,625 common shares of the registrant issued and outstanding.

1847 HOLDINGS LLC

Quarterly Report on Form 10-Q

 Period Ended March 31, 2018

2

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

1847 HOLDINGS LLC

CONSOLIDATED FINANCIAL STATEMENTS

1847 HOLDINGS LLC

CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS

Current Assets
Cash	$78,112	$501,422
Accounts receivable, net	94,066	310,363
Inventories, net	770,514	836,571
Prepaid expenses and other assets	180,844	174,877

TOTAL CURRENT ASSETS	1,123,536	1,823,233

Property and equipment, net	5,665,594	6,099,219
Goodwill	22,166	22,166
Intangible assets, net	26,633	28,333
Other assets	111,504	111,504

TOTAL ASSETS	$6,949,433	$8,084,455

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,396,868	$1,229,106
Line of credit	400,000	675,000
Advances, related party	181,786	179,704
Note payable – related party	72,000	-
Note payable – current portion	14,247	14,247
Promissory note payable	1,025,000	1,025,000
Uncertain tax liability	127,000	126,000
Current portion of capital lease obligation	737,876	615,349

TOTAL CURRENT LIABILITIES	3,954,777	3,864,406

Non-current note-payable	54,508	58,020
Vesting note payable	395,634	395,634
Non-current deferred tax liability	741,401	988,601
Capital lease obligation, net of current portion	3,081,499	3,262,988

TOTAL LIABILITIES	$8,227,819	$8,569,649

TOTAL 1847 HOLDINGS LLC AND SUBSIDIARIES SHAREHOLDERS’ DEFICIT
Allocation shares, 1,000 shares issued and outstanding	1,000	1,000
Common Shares, 500,000,000 shares authorized, 3,115,625 shares issued and outstanding as of March 31, 2018 and December 31, 2017	3,115	3,115
Additional paid-in capital	11,891	11,891
Accumulated Deficit	(1,688,869)	(1,159,724)

TOTAL SHAREHOLDERS’ DEFICIT	(1,672,863)	(1,143,718)

NONCONTROLLING INTERESTS	394,477	658,524

TOTAL SHAREHOLDERS’ DEFICIT	(1,278,386)	(485,194)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$6,949,433	$8,084,455

The accompanying notes are an integral part of these consolidated financial statements

1847 HOLDINGS LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2018		2017
			(Revised)
REVENUE	$		$
Services		654,074	350,428
Sales of parts and equipment		108,571	311,435
TOTAL REVENUE		762,645	661,863

OPERATING EXPENSES
Cost of sales		98,288	228,890
Personnel costs		434,964	166,978
Depreciation and amortization		359,700	200,567
Fuel		218,740	78,168
General and administrative		535,283	408,172
TOTAL OPERATING EXPENSES		1,646,975	1,082,775

LOSS FROM OPERATIONS		(884,330)	(420,912)

OTHER INCOME (EXPENSE)
Financing costs		(9,963)	(4,044)
Interest expense		(104,974)	(55,161)
Gain (loss) on sale of fixed assets		(40,125)	44,372
TOTAL OTHER INCOME (EXPENSE)		(155,062)	(14,833)

NET LOSS BEFORE INCOME TAXES		(1,039,392)	(435,745)

INCOME TAX PROVISION (BENEFIT)		(246,200)	47,510

NET LOSS BEFORE NON-CONTROLLING INTERESTS		(793,192)	(483,255)

Less net loss attributable to non-controlling interests		(264,047)	(111,125)

NET LOSS ATTRIBUTABLE TO 1847 HOLDINGS SHAREHOLDERS		$(529,145)	$(372,130)

Net Loss Per Common Share: Basic and diluted		$(0.17)	$(0.12)
Weighted-average number of common shares outstanding: Basic and diluted		3,115,625	3,115,625

The accompanying notes are an integral part of these consolidated financial statements

1847 HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
		(Revised)
OPERATING ACTIVITIES
Net loss	$(793,192)	$(483,255)

Adjustments to reconcile net loss to net cash provided by operating activities:

(Gain) loss on sale of fixed assets	40,125	(44,372)
Depreciation and amortization	359,700	200,567
Amortization of financing costs	9,963	4,044

Changes in operating assets and liabilities:
Accounts receivable	216,297	(158,229)
Inventory	66,057	142,189
Prepaid expenses and other assets	(5,967)	(240)
Accounts payable and accrued expenses	169,838	327,593
Uncertain tax position	1,000	52,847
Deferred tax liability and prepaid tax	(247,200)	-
Interest payable	8,712
Due to related parties	2,082	107,517
Other liabilities	(10,787)	(1,816)
Net cash provided by (used in) operating activities	(183,372)	146,845

INVESTING ACTIVITIES
Cash acquired in acquisition	-	338,411
Proceeds from the sale of fixed assets	35,500	48,794
Purchase of equipment	-	(93,077)
Net cash provided by investing activities	35,500	294,128

FINANCING ACTIVITIES
Repayment to line of credit	(275,000)	-
Note payable – related party	72,000	-
Payments on notes payable	(3,512)	-
Principal payments on capital lease obligation	(68,926)	(163,147)
Net cash used in financing activities	(275,438)	(163,147)

NET CHANGE IN CASH	(423,310)	277,826

CASH
Beginning of period	501,422	-
End of period	$78,112	$277,826

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$119,871	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 (UNAUDITED)

NOTE 1—ORGANIZATION AND NATURE OF BUSINESS

1847 Holdings LLC (“we,” “us,” “our” and the “Company”) was formed under the laws of the State of Delaware on January 22, 2013. We are in the business of acquiring small businesses in a variety of different industries. The Company is a limited liability company that has elected to be taxed as a partnership. The Company’s subsidiaries are corporations and are taxed as such.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

On May 10, 2018, we completed a 5-for-1 stock split of our outstanding common shares. As a result of this stock split, our issued and outstanding common shares increased from 623,125 to 3,115,625 shares.

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

Reclassifications

Certain Statements of Operations reclassifications have been made in the presentation of our prior financial statements and accompanying notes to conform to the presentation as of and for the three months ended March 31, 2018.

Revenue Recognition and Cost of Revenue

On January 1, 2018, we adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) Topic 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer purchase orders, including significant judgments. Our payment terms are net 30 days from acceptance of delivery. We do not incur incremental costs obtaining purchase orders from our customers, however, if we did, because all of our contracts are less than a year in duration, any contract costs incurred would be expensed rather than capitalized. Our adoption of this ASU, resulted in no change to our results of operations or our balance sheet.

The revenue that we recognize arises from purchase orders we receive from our customers. Our performance obligations under the purchase orders correspond to each service delivery or sale of equipment that we make to our customer under the purchase orders; as a result, each purchase order generally contains only one performance obligation based on the service or equipment sale to be completed. Control of the delivery transfers to our customers when the customer is able to direct the use of, and obtain substantially all of the benefits from, our products, which generally occurs at the later of when the customer obtains title to the equipment or when the customer assumes risk of loss. The transfer of control generally occurs at a point of delivery. Once this occurs, we have satisfied our performance obligation and we recognize revenue.

We also sell equipment by posting it on auction sites specializing in farm equipment. We post the equipment for sale on a “magazine” site for several weeks before the auction. When we decide to sell, we move the equipment to the auction site. The auctions are one day. If we accept a bid, the customer pays the bid price and arranges for pick-up of the equipment.

Transaction Price

We agree with our customers on the selling price of each transaction. This transaction price is generally based on the agreed upon service fee. In our contracts with customers, we allocate the entire transaction price to the service fee to the customer, which is the basis for the determination of the relative standalone selling price allocated to each performance obligation. Any sales tax, value added tax, and other tax we collect concurrently with our revenue-producing activities are excluded from revenue.

If we continued to apply legacy revenue recognition guidance for the first three months of 2018, our revenues, gross margin, and net loss would not have changed. See Note 1—Revenue Recognition for the impact of our adoption of ASU No. 2014-09.

Substantially all our sales are to businesses, including farmers or municipalities and very little to individuals.

Inventory

Inventory consists of machinery and equipment and parts acquired for resale and is valued at the lower-of-cost-or-market with cost determined on a specific item basis. The Company periodically evaluates the value of items in inventory and provides write-downs to inventory based on its estimate of market conditions. The Company estimates obsolescence allowance of $70,000 as of March 31, 2018 and December 31, 2017.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing our net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing our net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common share equivalents outstanding as of March 31, 2018.

Going Concern Assessment

Beginning with the three months ended March 31, 2018 and all annual and interim periods thereafter, management will assess going concern uncertainty in the Company’s consolidated financial statements to determine whether there is sufficient cash on hand and working capital, including available borrowings on loans, to operate for a period of at least one year from the date the consolidated financial statements are issued or available to be issued, which is referred to as the “look-forward period”, as defined in GAAP. As part of this assessment, based on conditions that are known and reasonably knowable to management, management will consider various scenarios, forecasts, projections, estimates and will make certain key assumptions, including the timing and nature of projected cash expenditures or programs, its ability to delay or curtail expenditures or programs and its ability to raise additional capital, if necessary, among other factors. Based on this assessment, as necessary or applicable, management makes certain assumptions around implementing curtailments or delays in the nature and timing of programs and expenditures to the extent it deems probable those implementations can be achieved and management has the proper authority to execute them within the look-forward period.

The Company has generated losses since its inception and has relied on cash on hand, external bank lines of credit and the sale of a note to support cashflow from operations. The Company attributes the 2017 losses to public company corporate overhead and losses generated by some of our subsidiary operations. As of and for the three months ended March 31, 2018, the Company had a net loss of $793,192 and negative working capital of approximately $2.8 million. Management believes that based on relevant conditions and events that are known and reasonably knowable that its forecasts, for one year from the date of the filing of the consolidated financial statements in this Quarterly Report on Form 10-Q, indicate improved operations and the Company’s ability to continue operations as a going concern. The Company has contingency plans to reduce or defer expenses and cash outlays should operations not improve in the look forward period.

Recent Accounting Pronouncements

Not Yet Adopted

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the update requires only a single-step quantitative test to identify and measure impairment based on the excess of a reporting unit’s carrying amount over its fair value. A qualitative assessment may still be completed first for an entity to determine if a quantitative impairment test is necessary. The update is effective for fiscal year 2021 and is to be adopted on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company will test goodwill for impairment within one year of the acquisition or annually as of December 1, and whenever indicators of impairment exist.

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

Recently Adopted

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

NOTE 3—INVENTORIES

At March 31, 2018 and December 31, 2017, the inventory balances are composed of:

	2018	2017
Machinery & Equipment	$658,370	$715,483
Parts	182,144	191,088
Subtotal	840,514	906,571
Allowance for inventory obsolescence	(70,000)	(70,000)
Inventory, net	$770,514	$836,571

NOTE 4—PROPERTY AND EQUIPMENT

Property and equipment consist of the following at March 31, 2018 and December 31, 2017:

Classification	2018	2017
Buildings and improvements	$5,338	$5,338
Equipment and machinery	2,845,654	2,908,154
Tractors	3,129,888	3,129,888
Trucks and other vehicles	1,147,305	1,169,805
Total	7,128,185	7,213,185
Less: Accumulated depreciation	(1,462,591)	(1,113,966)
Property and equipment, net	$5,665,594	$6,099,219

Depreciation expense for the years ended March 31, 2018 and 2017 was $358,000 and $200,567, respectively

All fixed assets are pledged to secure loans from Utica Leasco. At March 31, 2018, $168,137 of Machinery and Equipment inventory was pledged to secure floor plan loans and $205,628 of Machinery and Equipment inventory was pledged to secure a loan from Utica Leasco.

NOTE 5—INTANGIBLE ASSETS

The following provides a breakdown of identifiable intangible assets – Customer Relationships as of March 31, 2018 and December 31, 2017:

	2018	2017
Identifiable intangible assets, gross	$34,000	$34,000
Accumulated amortization	(7,367)	(5,667)
Identifiable intangible assets, net	$26,633	$28,333

In connection with the acquisition of Neese, the Company identified intangible assets of $34,000 representing customer relationships. These assets are being amortized on a straight-line basis over their weighted average estimated useful life of 5 years and amortization expense amounted to $1,700 for the three months ended March 31, 2018.

As of March 31, 2018, the estimated annual amortization expense for each of the next five fiscal years is as follows:

2018 (remainder)	$5,100
2019	6,800
2020	6,800
2021	6,800
2022	1,133
Total	$26,633

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

Purchase Consideration

Cash Consideration (financed by a Capital Lease–Note 11)	$3,240,000
Add: Subsidiary stock issued as non-controlling interest (Note 14)	852,864
Add: 8% Vesting Promissory Note (Note 10)	395,634
Add: Buyer Short Term Note, at 10% (Note 10)	1,025,000
Total acquisition price	$5,513,498

Assets acquired and liabilities assumed at fair value
Cash	$676,056
Accounts receivable	156,655
Prepaid expenses	90,238
Inventories	1,037,910
Property and equipment	6,167,104
Other assets	85,322
Accounts payable and accrued expenses	(209,913)
Uncertain tax position	(129,000)
Cash payable to seller	(337,645)
Deferred tax liability	(2,079,395)
Other liabilities
Net tangible assets acquired	$5,457,332

Identifiable intangible assets and Goodwill
Intangible assets	$34,000
Goodwill	22,166
Total Identifiable Intangible Assets and Goodwill	$56,166

Total net assets acquired	$5,513,498

The prior year balances have been revised to reflect the finalized purchase price allocation.

The following presents the pro-forma combined results of operations of the Company with Neese as if the entities were combined on January 1, 2017.

	For the Three months ended March 31,
	2018	2017
Revenues, net	$762,645	$1,874,571
Net income (loss) allocable to common shareholders	$(529,145)	$(311,025)
Net income (loss) per share	$(0.17)	$(0.10)
Weighted average number of shares outstanding	3,115,625	3,115,625

The pro-forma results of operations are presented for information purposes only. The pro-forma results of operations are not intended to present actual results that would have been attained had the acquisitions been completed as of January 1, 2017 or to project potential operating results as of any future date or for any future periods.

The estimated useful life remaining on the property and equipment acquired is 1 to 10 years.

NOTE 7—LINE OF CREDIT

The Company’s subsidiary, Neese, entered into a loan and security agreement with Home State Bank, an Iowa state chartered bank (“Home State Bank”), governing a new revolving credit facility in a principal amount not to exceed $1,000,000 (the “Credit Facility”). The Home State Bank Loan Agreement is available for working capital and other general business purposes. Availability of borrowings under the Credit Facility from time to time is subject to discretionary advances approved by Home State Bank. The outstanding principal balance was $400,000 and $675,000 at March 31, 2018 and December 31, 2017, respectively. The Line of Credit bears interest at 4.85% (default rate 7.85%) and is due September 1, 2018.

NOTE 8—FLOOR PLAN LOANS PAYABLE

At March 31, 2018, $168,137 of Machinery and Equipment inventory was pledged to secure a floor plan loan from a commercial lender. The Company must remit proceeds from the sale of the secured inventory to the floor plan lender and pays a finance charge that can vary monthly at the option of the lender. This amount has been recorded in accounts payable and accrued expenses on the balance sheet as of March 31, 2018.

NOTE 9—NOTES PAYABLE

Notes payable at March 31, 2018 and December 31, 2017 are summarized as follows:

	March 31, 2018	December 31, 2017
Note payable - 2018 Kenworth Tractor	$68,755	$72,267
Current portion	(14,247)	(14,247)
Total Non-current portion	$54,508	$58,020

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

At March 31, 2018, annual minimum future principal payments under the promissory notes are as follows:

Amount
For the year ending March 31,
2018	$10,735
2019	14,902
2020	15,581
2020	16,302
2022	11,235
Total payments	68,755
Less current portion of principal payments	(14,247)
Long-term portion of principal payments	$54,508

NOTE 10—PROMISSORY NOTES

8% Vesting Promissory Note

As noted above in Note 6, a portion of the purchase price for the acquisition of Neese was paid by the issuance of a vesting promissory note in the principal amount of $1,875,000 (which was determined to have a fair value of $395,634 as of March 31, 2018 and December 31, 2017) by 1847 Neese and Neese to the sellers of Neese. Payment of the principal and accrued interest on the vesting promissory note is subject to vesting and a contingent consideration subject to fair market valuation adjustment at each reporting period. The vesting promissory note bears interest on the vested portion of the principal amount at the rate of eight percent (8%) per annum and is due and payable in full on June 30, 2020 (the “Maturity Date”). The principal of the vesting promissory note vests in accordance with the following formula:

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

10% Short-Term Promissory Note

As noted above in Note 6, a portion of the purchase price for the acquisition of Neese was paid by the issuance of a short-term promissory note in the principal amount of $1,025,000 by 1847 Neese and Neese to the sellers of Neese. The short-term promissory note bears interest on the outstanding principal amount at the rate of ten percent (10%) per annum and is due and payable in full on March 3, 2018; provided, however, that the unpaid principal, and all accrued, but unpaid, interest thereon shall be prepaid if at any time, and from time to time, the cash on hand of 1847 Neese and Neese exceeds $250,000 and, then, the prepayment shall be equal to the amount of cash in excess of $200,000 until the unpaid principal and accrued, but unpaid, interest thereon is fully prepaid. The short-term promissory note contains the same events of default as the vesting promissory note. The short-term promissory note has not been repaid, so we are in default under this note and the Company believes it will begin making payments in 2019.

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

Forbearance Agreement

On April 18, 2018, the Lessor, the Lessee, and Ellery W. Roberts, as guarantor under the Master Lease Agreement (see Note 11), entered into a forbearance agreement relating to the non-payment of certain rent payments due under the Master Lease Agreement for the months of March 2018 and April 2018. See Note 17 for the terms of the forbearance agreement.

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

If the Company sells equipment, it must remit to Utica the amount loaned against the equipment. Such payments are accumulated and applied to the balance at the end of the lease term. During the three months ended March 31, 2018, $16,125 of payments were remitted to Utica.

The assets and liabilities under the master lease agreement are recorded at the fair value of the assets.

The Company adopted ASU 2015-03 by deducting $200,365 of net debt issuance costs from the long-term portion of the capital lease. Amortization of debt issuance costs totaled $9,967 for the three months ended March 31, 2018.

At March 31, 2018, annual minimum future lease payments under this Master Lease Agreement and Amendment are as follows:

Amount
For the period ending March 31,
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

2018 (remainder of year)	$8,873
2019	11,830
Total remaining payments	$20,703

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

The services provided by our manager include: conducting general and administrative supervision and oversight of 1847 Neese’s day-to-day business and operations, including, but not limited to, recruiting and hiring of personnel, administration of personnel and personnel benefits, development of administrative policies and procedures, establishment and management of banking services, managing and arranging for the maintaining of liability insurance, arranging for equipment rental, maintenance of all necessary permits and licenses, acquisition of any additional licenses and permits that become necessary, participation in risk management policies and procedures; and overseeing and consulting with respect to 1847 Neese’s business and operational strategies, the implementation of such strategies and the evaluation of such strategies, including, but not limited to, strategies with respect to capital expenditure and expansion programs, acquisitions or dispositions and product or service lines. The Company expensed $62,500 and $0 in management fee for the three months ended March 31, 2018 and for the period of March 3, 2017 through March 31, 2017, respectively.

Advances

From time to time, the Company has received advances from certain of its officers to meet short-term working capital needs. As of March 31, 2018 and December 31, 2017, a total of $118,833 advances from related parties are outstanding. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

As of March 31, 2018 and December 31, 2017, our manager has funded the Company $62,953 and $60,870 in related party advances, respectively. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

Promissory Note

On January 3, 2018, we issued a grid promissory note to our manager in the initial principal amount of $50,000. The note provides that we may from time to time request additional advances from our manager up to an aggregate additional amount of $100,000, which will be added to the note if our manager, in its sole discretion, so provides. Interest shall accrue on the unpaid portion of the principal amount and the unpaid portion of all advances outstanding at a fixed rate of 8% per annum, and along with the outstanding portion of the principal amount and the outstanding portion of all advances, shall be payable in one lump sum due on the maturity date, which is the first anniversary of the date of the note. If all or a portion of the principal amount or any advance under the note, or any interest payable thereon is not paid when due (whether at the stated maturity, by acceleration or otherwise), such overdue amount shall bear interest at a rate of 12% per annum. In the event we complete a financing involving at least $500,000, we must, contemporaneously with the closing of such financing transaction, repay the entire outstanding principal and accrued and unpaid interest on the note. The note is unsecured and contains customary events of default. As of March 31, 2018, our manager has been advanced $72,000 of the promissory note and accrued interest of $1,392.

1847 Management

On October 3, 2017, our board of directors determined to discontinue our management consulting business operated by 1847 Management in order to devote more time and resources to Neese and future acquisitions.

Building Lease

We lease a building from officers of Neese (See Note 15).

NOTE 14—SHAREHOLDERS’ DEFICIT

Allocation shares

As of March 31, 2018 and December 31, 2017, we had authorized and outstanding 1,000 allocation shares. These allocation shares do not entitle the holder thereof to vote on any matter relating to the Company other than in connection with amendments to our operating agreement and in connection with certain other corporate transactions as specified in our operating agreement.

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

Common shares

We have authorized 500,000,000 common shares as of March 31, 2018 and December 31, 2017 and we had 3,115,500 common shares issued and outstanding. The common shares entitle the holder thereof to one vote per share on all matters coming before the shareholders of the Company for a vote.

On January 22, 2018, we completed a 1-for-5 reverse split of our outstanding common shares. As a result of this stock split, our issued and outstanding common shares decreased from 3,115,500 to 623,125 shares. Accordingly, all share and per share information has been restated to retroactively show the effect of this stock split.

On May 10, 2018, we completed a 5-for-1 stock split of our outstanding common shares. As a result of this stock split, our issued and outstanding common shares increased from 623,125 to 3,115,625 shares.

During the period ended March 31, 2018, we did not issue any equity securities.

Noncontrolling Interests

Our Company owns 55.0% of 1847 Neese. For financial interests in which the Company owns a controlling financial interest, the Company applies the provisions of ASC 810, which are applicable to reporting the equity and net income or loss attributable to noncontrolling interests. The results of 1847 Neese are included in the consolidated statement of income. The net loss attributable to the 45% non-controlling interest of the subsidiary amount to $394,477 for the three months ended March 31, 2018 and $741,739 for the period March 3, 2017 through March 31, 2017.

NOTE 15—COMMITMENTS AND CONTINGENCIES

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

Future minimum lease payments are approximately as follows:

Period Ending March 31,	Operating Leases
2018 (remainder of the year)	$75,000
2019	100,000
2020	100,000
2021	100,000
2022	100,000
thereafter	441,667
Total minimum lease payments	$916,667

Corporate office

An office space has been leased on a month-by-month basis.

The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 16—SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10), the Company has analyzed its operations subsequent to March 31, 2018 to the date these financial statements were issued, and has determined that, except as set forth below, it does not have any material subsequent events to disclose in these financial statements.

On July 7, 2017, our wholly-owned subsidiary 1847 Fitness, Inc. entered into a membership interest purchase agreement, which was amended on November 7, 2017 and December 18, 2017, with Central Florida Health Clubs, LLC d/b/a Gold’s Gym Orlando, a Florida limited liability company, CLFL, LLC d/b/a Gold’s Gym Clermont, a Florida limited liability company, MTDR LLC d/b/a Gold’s Gym Mt. Dora, a Florida limited liability company, SCFL, LLC d/b/a Gold’s Gym St. Cloud, a Florida limited liability company, and the sellers set forth in Exhibit A to the membership interest purchase agreement, for the purchase of all of the outstanding equity interests of such companies. This transaction was not completed and the agreement terminated automatically in accordance with its terms on March 1, 2018.

The Company received an additional draw of $3,500 from the Note Payable – Related party in May 2018 (See Note 13).

On April 18, 2018, the Lessor, the Lessee, and Ellery W. Roberts, as guarantor under the Master Lease Agreement (see Note 11), entered into a forbearance agreement relating to the non-payment of certain rent payments due under the Master Lease Agreement for the months of March 2018 and April 2018 (the “Forbearance Agreement”). Pursuant to the Forbearance Agreement, Lessor shall forbear from demanding payment in full and exercising its remedies under the Master Lease Agreement until June 3, 2018 (the “Expiration Date”). In the event of the occurrence of any event of default or other material default under the Master Lease Agreement or any non-compliance by the Lessee with any of the conditions set forth in the Forbearance Agreement, Lessor’s forbearance will be subject to earlier termination whereupon Lessor may accelerate any of the due and unpaid liabilities and exercise any and all remedies available under the Master Lease Agreement in its sole and absolute discretion.

Pursuant to the Forbearance Agreement, Lessee shall, among other things, (i) make the payments set forth in the Forbearance Agreement on or before the dates specified therein, totaling $173,375.76, (ii) be current on all rent due under Schedule 1 of the Master Lease Agreement by June 3, 2018 and be current on all rent due under Schedule 2 of the Master Lease Agreement by May 30, 2018, (ii) reinstate or renew and continue in effect all insurance as required under the Master Lease Agreement at Lessee’s sole cost and expense, (iv) pay a forbearance fee to Lessor totaling $4,500, which shall not be due until termination of the Master Lease Agreement and (v) execute a surrender agreement with respect to the Lessee’s equipment, which will be held in escrow by Lessor and not deemed effective unless and until the earlier to occur of: (a) the Expiration Date, provided liabilities under Master Lease Agreement remain due but unpaid; (b) such time as Lessor accelerates due and unpaid liabilities pursuant to the term of the Forbearance Agreement and the Master Lease Agreement; or (c) a default occurs under the Forbearance Agreement or the Master Lease Agreement (each a “Triggering Event”).

Pursuant to the terms of the surrender agreement also entered into on April 18, 2018, upon the occurrence of a Triggering Event, Lessee will (i) immediately surrender possession, and will direct any third party in possession of any leased equipment to immediately surrender possession, of such leased equipment to the Lessor or, at Lessor’s direction, Lessor’s agent, in accordance with the terms of the Master Lease Agreement; and (ii) deliver to the Lessor or Lessor’s agent all accounting and other records pertaining to, and all writings evidencing the leased equipment or any portion thereof.

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

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. Actual results, performance, liquidity, financial condition, prospects and opportunities could differ materially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2017, and matters described in this report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will in fact occur.

Potential investors should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

The specific discussions herein about our company include financial projections and future estimates and expectations about our company’s business. The projections, estimates and expectations are presented in this report only as a guide about future possibilities and do not represent actual amounts or assured events. All the projections and estimates are based exclusively on our company management’s own assessment of our business, the industry in which we work and the economy at large and other operational factors, including capital resources and liquidity, financial condition, fulfillment of contracts and opportunities. The actual results may differ significantly from the projections.

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

Neese was acquired pursuant to a stock purchase agreement that our wholly-owned subsidiary 1847 Neese entered into with Neese and Alan Neese and Katherine Neese on March 3, 2017. Pursuant to the stock purchase agreement, 1847 Neese acquired all of the issued and outstanding capital stock of Neese for an aggregate purchase price of $6,655,000, consisting of: (i) $2,225,000 in cash (subject to certain adjustments); (ii) 450 shares of the common stock of 1847 Neese, valued by the parties at $1,530,000, constituting 45% of its capital stock; (iii) the issuance of a vesting promissory note in the principal amount of $1,875,000 (which was determined to have a fair value of $395,634) due June 30, 2020; and (iv) the issuance of a short-term promissory note in the principal amount of $1,025,000 due March 3, 2018. The short-term promissory note has not been repaid, so we are in default under this note and the Company believes it will begin making payments in 2019.

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

Results of Operations

The following table sets forth key components of our results of operations during the three months ended March 31, 2018 and 2017, both in dollars and as a percentage of our revenue.

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	Amount	% of Revenue	Amount	% of Revenue
Revenue
Services	$654,074	85.8	$350,428	52.9
Sales of parts and equipment	108,571	14.2	311,435	47.1
Total Revenue	762,645	100.0	661,863	100.0
Operating expenses
Cost of sales	98,288	12.9	228,890	34.6
Personnel costs	434,964	57.0	166,978	25.2
Depreciation and amortization	359,700	47.2	200,567	30.3
Fuel	218,740	28.9	78,168	11.8
General and administrative	535,283	70.1	408,172	61.7
Total operating expenses	1,646,975	216.0	1,082,775	163.6
Loss from operations	(884,330)	(116.0)	(420,912)	(63.6)
Other income (expense)
Financing costs	(9,963)	(1.3)	(4,044)	(0.6)
Interest expense	(104,974)	(13.8)	(55,161)	(8.3)
Gain (loss) on sale of fixed assets	(40,125)	(5.3)	44,372	6.7
Total other income (expense)	(155,062)	(20.3)	(14,833)	(2.2)
Net loss before income taxes	(1,039,392)	(136.3)	(435,745)	(65.8)
Income tax provision (benefit)	(246,200)	(32.3)	47,510	(16.0)
Net loss before non-controlling interests	(793,192)	(104.0)	(483,255)	(7.2)
Net loss attributable to non-controlling interests	(264,047)	(34.5)	(111,125)	(16.8)
Net loss attributable to company shareholders	$(529,145)	(69.4)	$(372,130)	(56.2)

Revenue. We did not generate revenue from our management consulting business for the three months ended March 31, 2018 or March 31, 2017. Revenue from our land application business, which we acquired on March 3, 2017, was $762,645 for the three months ended March 31, 2018 and $661,863 for the period from March 3, 2017 (date of acquisition) through March 31, 2017. Our land application business generates revenues through the provision of waste disposal and a variety of land application services, wholesaling of agricultural equipment and parts, local trucking services, various shop services, and other products and services. Sales of parts and equipment were $108,571 for the 2018 period compared to $311,435 for the 2017 period. In 2017, the Company had more emphasis on sales of equipment than in 2018. In the remainder of 2018, the Company intends to to put an emphasis on increasing sales of parts and equipment.

Cost of sales. Our cost of sales, attributable to our land application business, consists of the direct costs of our equipment and parts it sells in its business. Our cost of sales was $98,288 for the three months ended March 31, 2018 and $228,890 for the period from March 3, 2017 (date of acquisition) through March 31, 2017. The decline in cost of sales is attributable to the decline in sales and a decline in the gross profit margin on sales.

Personnel costs. Personnel costs, attributable to our land application business, include employee salaries and bonuses plus related payroll taxes. It also includes health insurance premiums, 401(k) contributions, and training costs. Our personnel costs were $434,964 for the three months ended March 31, 2018 and $166,978 for the period from March 3, 2017 (date of acquisition) through March 31, 2017. The company anticipates slightly lower personnel costs in 2018.

Fuel costs. Fuel costs, attributable to our land application business, include fuel for our on-road trucking and off-road manure spreading services. Our fuel costs were $218,740 for the three months ended March 31, 2018 and $78,168 for the period from March 3, 2017 (date of acquisition) through March 31, 2017. The current year fuel costs is anticipated to be consistent with the prior year.

General and administrative expenses. Our general and administrative expenses consist primarily of professional advisor fees, bad debts reserve and other expenses incurred in connection with general operations. Our total general and administrative expenses increased by $75,111 to $535,283 for the three months ended March 31, 2018, from $408,172 for the three months ended March 31, 2017. As a percentage of revenue, general and administrative expenses were 70.1% for the three months ended March 31, 2018.

General and administrative expenses for our land application business amounted to $330,253 for the three months ended March 31, 2018, and $171,861 for the period from March 3, 2017 (date of acquisition) through March 31, 2017. The primary components for the three months ended March 31, 2018 were professional fees of $90,640, attributable to audit and related fees and third party advisory fees, management fees of $62,500, and other general and administrative of $177,113. As a percentage of revenue, general and administrative expenses for our land application business amounted to 240.9% for the three months ended March 31, 2018.

General and administrative expenses for our holding company decreased by $29,680, or 12.6%, to $205,031 for the three months ended March 31, 2018, from $234,711 for the three months ended March 31, 2017. The decrease was due to the reduction of professional fees compared to the prior period.

Total other income (loss). We had $155,062 in total other loss for the three months ended March 31, 2018, as compared to other loss of $14,833 for the three months ended March 31, 2017. Other loss in the three months ended March 31, 2018 consisted of $104,974 interest expense, $9,963 of financing costs and loss on disposal of assets of $40,125, while other expense for the three months ended March 31, 2017 consisted of a gain on sale of fixed assets of $44,372, and interest expense and financing costs of $55,161 and $4,044, respectively, related to the Neese’s financings.

Net loss attributable to company shareholders. As a result of the cumulative effect of the factors described above, our net loss attributable to our shareholders increased to $529,145 for the three months ended March 31, 2018, as compared to $372,130 for the three months ended March 31, 2017.

Liquidity and Capital Resources

As of March 31, 2018, we had cash and cash equivalents of $78,112. To date, we have financed our operations primarily through cash flow from operations, augmented by cash proceeds from financing activities, short-term borrowings and equity contributions by our shareholders.

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

Our primary use of funds will be for future acquisitions, public company expenses including monthly distributions to our shareholders, investments in future acquisitions, payments to our manager pursuant to the management services agreement, potential payment of profit allocation to our manager and potential put price to our manager in respect of the allocation shares it owns. The management fee, expenses, potential profit allocation and potential put price are paid before monthly distributions to shareholders and may be significant and exceed the funds held by our company, which may require our company to dispose of assets or incur debt to fund such expenditures. See “Item 1. Business—Our Manager” included in our Annual Report on Form 10-K for the year ended December 31, 2017 for more information concerning the management fee, the profit allocation and put price.

The amount of management fee paid to our manager by our company is reduced by the aggregate amount of any offsetting management fees, if any, received by our manager from any of our businesses. As a result, the management fee paid to our manager may fluctuate from quarter to quarter. The amount of management fee paid to our manager may represent a significant cash obligation and will be senior in right to payments of distributions to our shareholders. In this respect, the payment of the management fee will reduce the amount of cash available for distribution to shareholders. See “Item 1. Business—Our Manager—Our Manager as a Service Provider—Management Fee” included in our Annual Report on Form 10-K for the year ended December 31, 2017 for more information on the calculation of the management fee.

Our manager, as holder of 100% of our allocation shares, is entitled to receive a twenty percent (20%) profit allocation as a form of preferred equity distribution, subject to an annual hurdle rate of eight percent (8%), as follows. Upon the sale of a company subsidiary, the manager will be paid a profit allocation if the sum of (i) the excess of the gain on the sale of such subsidiary over a high water mark plus (ii) the subsidiary’s net income since its acquisition by the company exceeds the 8% hurdle rate. The 8% hurdle rate is the product of (i) a 2% rate per quarter, multiplied by (ii) the number of quarters such subsidiary was held by the company, multiplied by (iii) the subsidiary’s average share (determined based on gross assets, generally) of our company’s consolidated net equity (determined according to GAAP with certain adjustments). In certain circumstances, after a subsidiary has been held for at least 5 years, the manager may also trigger a profit allocation with respect to such subsidiary (determined based solely on the subsidiary’s net income since its acquisition). The amount of profit allocation may represent a significant cash payment and is senior in right to payments of distributions to our shareholders. Therefore, the amount of profit allocation paid, when paid, will reduce the amount of cash available to our company for its operating and investing activities, including future acquisitions. See “Item 1. Business—Our Manager—Our Manager as an Equity Holder—Manager’s Profit Allocation” included in our Annual Report on Form 10-K for the year ended December 31, 2017 for more information on the calculation of the profit allocation.

Our operating agreement also contains a supplemental put provision, which gives our manager the right, subject to certain conditions, to cause our company to purchase the allocation shares then owned by our manager upon termination of the management services agreement. The amount of put price under the supplemental put provision is determined by assuming all of our subsidiaries are sold at that time for their fair market value and then calculating the amount of profit allocation would be payable in such a case. If the management services agreement is terminated for any reason other than the manager’s resignation, the payment to our manager could be as much as twice the amount of such hypothetical profit allocation. As is the case with profit allocation, the calculation of the put price is complex and based on many factors that cannot be predicted with any certainty at this time. See “Item 1. Business—Our Manager—Our Manager as an Equity Holder—Supplemental Put Provision” included in our Annual Report on Form 10-K for the year ended December 31, 2017 for more information on the calculation of the put price. The put price obligation, if the manager exercises its put right, will represent a significant cash payment and is senior in right to payments of distributions to our shareholders. Therefore, the amount of put price will reduce the amount of cash available to our company for its operating and investing activities, including future acquisitions.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report:

Cash Flow

	March 31,
	2018	2017
Net cash provided by (used in) operating activities	$(183,372)	$146,845
Net cash provided by investing activities	35,500	294,128
Net cash used in financing activities	(275,438)	(163,147)
Net increase (decrease) in cash and cash equivalents	(423,310)	277,826
Cash and cash equivalents at beginning of period	501,422	-
Cash and cash equivalent at end of period	$78,112	$277,826

Operating Activities

Net cash used in operating activities was $183,372 for the three months ended March 31, 2018, as compared to $146,845 net cash provided by operating activities for the three months ended March 31, 2017. For the three months ended March 31, 2018, the net loss of $793,182, offset by loss on disposal of assets of $40,125, amortization of financing costs of $9,963 and depreciation and amortization of $359,700, an increase of current assets of $276,387 and a decrease in current liabilities of $76,355 were the primary drivers of the used in by operating activities. For the three months ended March 31, 2017, the net loss of $483,255, offset by a gain on acquisition of $44,372 and depreciation and amortization of $200,567, a decrease in current assets, net, of $16,280 and an increase in current liabilities, net, of $486,141 were the primary drivers of the cash provided by operating activities.

Investing Activities

Net cash provided by investing activities was $35,500 for the three months ended March 31, 2018, consisting of $35,500 of proceeds from sale of fixed assets. Net cash provided by investing activities was $294,128 for the three months end March 31, 2017, consisting of $338,411 from the acquisition of Neese and proceeds from the sale of fixed assets of $48,794, offset by the purchase of $93,077 in property and equipment for Neese.

Financing Activities

Net cash used in financing activities was $275,438 for the three months ended March 31, 2018, as compared to $163,147 net cash used in financing activities for the three months ended March 31, 2017. For the three months ended March 31, 2018, net cash provided by financing activities consisted of $275,000 repayments of line of credit advances, proceeds from notes payable – related party of $72,000, principal payments on notes payable and lease obligations of $72,438. Net cash used in financing activities for the three months ended March 31, 2017 consisted of financing costs payments related to the Neese acquisition of $163,147.

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

Short-Term Promissory Note

A portion of the purchase price for the acquisition of Neese was paid by the issuance of a short-term promissory note in the principal amount of $1,025,000 by 1847 Neese and Neese to the sellers of Neese. The short-term promissory note bears interest on the outstanding principal amount at the rate of ten percent (10%) per annum and is due and payable in full on March 3, 2018; provided, however, that the unpaid principal, and all accrued, but unpaid, interest thereon shall be prepaid if at any time, and from time to time, the cash on hand of 1847 Neese and Neese exceeds $250,000 and, then, the prepayment shall be equal to the amount of cash in excess of $200,000 until the unpaid principal and accrued, but unpaid, interest thereon is fully prepaid. The short-term promissory note contains the same events of default as the vesting promissory note. The short-term promissory note has not been repaid, so we are in default under this note and the Company believes it will begin making payments in 2019.

Grid Promissory Note

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

Line of Credit

On September 26, 2017, Neese entered into a promissory note and security agreement with Home State Bank, an Iowa state chartered bank, governing a new revolving credit facility in a principal amount not to exceed $1,000,000. This loan is available for working capital and other general business purposes. Availability of borrowings under this loan agreement from time to time is subject to discretionary advances approved by Home State Bank. The outstanding principal balance amounted to $400,000 as of March 31, 2018 and the loan bears interest at 4.85%. The loan is due September 1, 2018. The loan is secured by certain assets of Neese.

Note Payable

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

On April 18, 2018, the Lessor, the Lessee, and Ellery W. Roberts, as guarantor under the master lease agreement, entered into a forbearance agreement relating to the non-payment of certain rent payments due under the Master Lease Agreement for the months of March 2018 and April 2018. Pursuant to the forbearance agreement, Lessor shall forbear from demanding payment in full and exercising its remedies under the master lease agreement until June 3, 2018. In the event of the occurrence of any event of default or other material default under the master lease agreement or any non-compliance by the Lessee with any of the conditions set forth in the forbearance agreement, Lessor’s forbearance will be subject to earlier termination whereupon Lessor may accelerate any of the due and unpaid liabilities and exercise any and all remedies available under the master lease agreement in its sole and absolute discretion.

Pursuant to the forbearance agreement, Lessee shall, among other things, (i) make the payments set forth in the forbearance agreement on or before the dates specified therein, totaling $173,375.76, (ii) be current on all rent due under Schedule 1 of the master lease agreement by June 3, 2018 and be current on all rent due under Schedule 2 of the master lease agreement by May 30, 2018, (ii) reinstate or renew and continue in effect all insurance as required under the master lease agreement at Lessee’s sole cost and expense, (iv) pay a forbearance fee to Lessor totaling $4,500, which shall not be due until termination of the master lease agreement and (v) execute a surrender agreement with respect to the Lessee’s equipment, which will be held in escrow by Lessor and not deemed effective unless and until the earlier to occur of: (a) June 3, 2018, provided liabilities under master lease agreement remain due but unpaid; (b) such time as Lessor accelerates due and unpaid liabilities pursuant to the term of the forbearance agreement and the master lease agreement; or (c) a default occurs under the forbearance agreement or the master lease agreement (each referred to as a Triggering Event).

Pursuant to the terms of the surrender agreement also entered into on April 18, 2018, upon the occurrence of a Triggering Event, Lessee will (i) immediately surrender possession, and will direct any third party in possession of any leased equipment to immediately surrender possession, of such leased equipment to the Lessor or, at Lessor’s direction, Lessor’s agent, in accordance with the terms of the master lease agreement; and (ii) deliver to the Lessor or Lessor’s agent all accounting and other records pertaining to, and all writings evidencing the leased equipment or any portion thereof.

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

Pursuant to the management services agreement that we entered into with our manager, our manager will have the right to cause our company to purchase the allocation shares then owned by our manager upon termination of the management services agreement. The redemption value of the allocation shares will be recorded outside of permanent equity in the mezzanine section of the balance sheet. We will recognize any change in the redemption value of the allocation shares by recording a dividend between net income and net income available to common shareholders. The amount recorded for the allocation shares is largely related to the fair value of the profit allocation that our manager, as holder of the allocation shares, will receive. The carrying value of the allocation shares will represent an estimate of the amounts to ultimately be paid to our manager, whether as a result of the occurrence of one or more of the various trigger events or upon the exercise of the supplemental put provision contained in our operating agreement following the termination of the management services agreement. See “Item 1. Business—Our Manager—Our Manager as an Equity Holder—Supplemental Put Provision” included in our Annual Report on Form 10-K for the year ended December 31, 2017 for more information about this agreement.

We also expect that our manager will enter into offsetting management services agreements, transaction services agreements and other agreements, in each case, with some or all of the businesses that we acquire in the future. See “Item 1. Business—Our Manager” included in our Annual Report on Form 10-K for the year ended December 31, 2017 for more information about these and other agreements our company intends to enter into with our manager.

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

Revenue Recognition and Cost of Revenue. On January 1, 2018, we adopted ASC No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) Topic 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASC also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer purchase orders, including significant judgments. Our payment terms are net 30 days from acceptance of delivery. We do not incur incremental costs obtaining purchase orders from our customers, however, if we did, because all of our contracts are less than a year in duration, any contract costs incurred would be expensed rather than capitalized. Our adoption of this ASC, resulted in no change to our results of operations or our balance sheet.

Allowance for credit losses. Provisions for credit losses are charged to income as losses are estimated to have occurred and in amounts sufficient to maintain an allowance for credit losses at an adequate level to provide for future losses on our accounts receivable. We charge credit losses against the allowance and credits subsequent recoveries, if any, to the allowance. Historical loss experience and contractual delinquency of accounts receivables, and management’s judgment are factors used in assessing the overall adequacy of the allowance and the resulting provision for credit losses. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or portfolio performance. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revisions as more information becomes available. The allowance for credit losses consists of general and specific components. The general component of the allowance estimates credit losses for groups of accounts receivable on a collective basis and relates to probable incurred losses of unimpaired accounts receivables. We record a general allowance for credit losses that includes forecasted future credit losses.

Inventory. Inventory consists of machinery and equipment and parts acquired for resale and is valued at the lower-of-cost-or-market with cost determined on a specific item basis. We periodically evaluate the value of items in inventory and provide write-downs to inventory based on its estimate of market conditions.

Property and Equipment. Property and equipment is stated at cost. Depreciation of furniture, vehicles and equipment is calculated using the straight-line method over the estimated useful lives as follows: building and improvements (4 years); machinery and equipment (3-7 years); tractors (3-7 years); and trucks and vehicles (3-6 years).

Long-Lived Assets. We review our property and equipment and any identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The test for impairment is required to be performed by management at least annually. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted operating cash flow expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Fair Value of Financial Instruments. Our financial instruments consist of cash and cash equivalents and amounts due to shareholders. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Recent Accounting Pronouncements

We have reviewed all other Financial Accounting Standards Board issued ASC accounting pronouncements and interpretations thereof that have effective dates during the period reported and in future periods. We have carefully considered the new pronouncements that alter the previous GAAP and do not believe that any new or modified principles will have a material impact on our reported financial position or operations in the near term.

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

The following table presents a reconciliation of net income to EBITDA and adjusted EBITDA for the three months ended March 31, 2018:

	Three Months Ended March 31, 2018
	Corporate	Neese	Consolidated
Net income (loss)	$(206,423)	$(586,769)	$(793,192)
Adjusted for:
Provision (benefit) for income taxes	-	(246,200)	(246,200)
Interest expense, net	1,392	103,582	104,974
Depreciation and amortization	-	359,700	359,700
EBITDA	(205,031)	(369,687)	(574,718)
Other	-	-	-
Adjusted EBITDA	(205,031)	(369,687)	(574,718)

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

Three Months Ended March 31, 2018
Net income (loss)	$(793,192)
Adjustment to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	359,700
Loss on fixed assets	40,125
Amortization of financing costs	9,963
Changes in operating assets and liabilities	200,012
Net cash used in operating activities
Estimated cash flow available for distribution and reinvestment	$(183,372)

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2018. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which we are still in the process of remediating as of March 31, 2018, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 for the description of these weaknesses.

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

During its evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2018, our management identified the following material weaknesses:

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

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, our management has identified the steps necessary to address the material weaknesses, and in the first quarter of fiscal 2018, we continued to implement the following remedial procedures:

•	Once we raise additional funds, Robert D. Barry, CPA intends to resign as a director of our company and will become our Chief Financial Officer. Mr. Barry has more than 10 years of experience acting as chief financial officer of various companies and has significant GAAP and SEC reporting experience.

•	We plan to make necessary changes by providing training to our financial team and our other relevant personnel on the GAAP accounting guidelines applicable to financial reporting requirements.

•	We have identified a financial controller for Neese and anticipate hiring such person by June 1, 2018. Mr. Barry is acting as interim controller for Neese until a permanent controller is hired.

•	We have engaged the outsourced accounting and financial reporting services of Carrollton Partners, LLC and will continue to use its services after Robert D. Barry assumes the role of Chief Financial Officer.

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

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during the first quarter of fiscal 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

Except as set forth below, there are no material changes to the risk factors included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.

We are in default under the terms of our short-term promissory note, which could adversely affect our financial condition and results of operations.

Neese was acquired pursuant to a stock purchase agreement that our wholly-owned subsidiary, 1847 Neese, entered into with Neese and Alan Neese and Katherine Neese on March 3, 2017. Pursuant to the stock purchase agreement, 1847 Neese acquired all of the issued and outstanding capital stock of Neese for an aggregate purchase price of $6,655,000, consisting of, among other things, the issuance of a short-term promissory note in the principal amount of $1,025,000 due March 3, 2018. The short-term promissory note accrues interest at a rate of 10% per annum until the unpaid principal is paid in full.

We failed to pay the outstanding principal and accrued interest on the short-term promissory note at the maturity date of March 3, 2018, and that note is now in default. As a result of the default, Alan Neese and Katherine Neese, as collective holder of the short-term promissory note, may demand by written notice to our company that all of our obligations under the note be immediately due and payable without presentment, demand, protest or any other action, and may exercise any other remedies the holder may have at law or in equity. If the holder of the short-term promissory note does not waive the default for non-payment or otherwise agree to revise the terms of the short-term promissory note in a manner favorable to our company, and instead exercises its remedies thereunder, it could materially and adversely affect our financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the first quarter of fiscal year 2018 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

During the three month period ended March 31, 2018, we did not repurchase any of our common shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the first quarter of fiscal year 2018 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS.

Exhibit No.	Description
3.1

Certificate of Formation of 1847 Holdings LLC (Incorporated herein by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on February 7, 2017)

3.2

Second Amended and Restated Operating Agreement of 1847 Holdings LLC, dated January 19, 2018 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on January 22, 2018)

4.1

Specimen certificate evidencing a common share of 1847 Holdings LLC (Incorporated herein by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on February 7, 2014)

10.1

Grid Promissory Note, dated January 3, 2018, issued by 1847 Holdings LLC in favor of 1847 Partners LLC (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed January 4, 2018)

31.1*	Certifications of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS ++	XBRL Instance Document
101.SCH ++	XBRL Taxonomy Extension Schema Document
101.CAL ++	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF ++	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB ++	XBRL Taxonomy Extension Label Linkbase Document
101.PRE ++	XBRL Taxonomy Extension Presentation Linkbase Document

______________

*Filed herewith.

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

1847 HOLDINGS LLC

Date: May 21, 2018	By	/s/ Ellery W. Roberts
	Name:	Ellery W. Roberts
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

