Form 10-Q
period 2018-06-30
1847 Holdings LLC
filed 2018-08-17
CIK 1599407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

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

As of August 14, 2018, there were 3,115,625 common shares of the registrant issued and outstanding.

1847 HOLDINGS LLC Quarterly Report on Form 10-Q Period Ended June 30, 2018

2

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

1847 HOLDINGS LLC

CONSOLIDATED FINANCIAL STATEMENTS

1847 HOLDINGS LLC

CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS

Current Assets
Cash	$98,418	$501,422
Accounts receivable, net	299,372	310,363
Inventories, net	746,762	836,571
Prepaid expenses and other assets	173,783	174,877

TOTAL CURRENT ASSETS	1,318,335	1,823,233

Property and equipment, net	5,190,686	6,099,219
Goodwill	22,166	22,166
Intangible assets, net	24,933	28,333
Other assets	39,182	111,504

TOTAL ASSETS	$6,595,302	$8,084,455

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,199,172	$1,060,969
Line of credit	-	675,000
Floor plan payable	168,242	168,137
Advances, related party	170,559	179,704
Note payable – related party	91,500	-
Current portion of note payable	150,716	14,247
Promissory note payable	-	1,025,000
Uncertain tax liability	127,000	126,000
Current portion of capital lease obligation	277,226	615,349

TOTAL CURRENT LIABILITIES	2,184,415	3,864,406

Note payable, net of current portion	3,503,358	58,020
Promissory note payable	1,025,000	-
Vesting note payable	-	395,634
Non-current deferred tax liability	396,101	988,601
Accrued expenses – long term	187,197	-
Capital lease obligation, net of current portion	1,002,387	3,262,988

TOTAL LIABILITIES	$8,298,458	$8,569,649

TOTAL 1847 HOLDINGS LLC AND SUBSIDIARIES SHAREHOLDERS’ DEFICIT
Allocation shares, 1,000 shares issued and outstanding	1,000	1,000
Common Shares, 500,000,000 shares authorized, 3,115,625 shares issued and outstanding as of June 30, 2018 and December 31, 2017	3,115	3,115
Additional paid-in capital	11,891	11,891
Accumulated deficit	(1,926,455)	(1,159,724)

TOTAL SHAREHOLDERS’ DEFICIT	(1,910,449)	(1,143,718)

NONCONTROLLING INTERESTS	207,293	658,524

TOTAL SHAREHOLDERS’ DEFICIT	(1,703,156)	(485,194)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$6,595,302	$8,084,455

The accompanying notes are an integral part of these consolidated financial statements

1847 HOLDINGS LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
		(Revised)		(Revised)
REVENUES
Services	$1,005,554	$955,410	$1,659,628	$1,305,838
Sales of parts and equipment	464,042	627,595	572,613	939,030
TOTAL REVENUE	1,469,596	1,583,005	2,232,241	2,244,868

OPERATING EXPENSES
Cost of sales	458,303	810,543	556,591	1,039,433
Personnel costs	550,047	572,394	985,011	739,372
Depreciation and amortization	348,200	249,433	707,900	450,000
Fuel	263,066	243,232	481,806	321,400
General and administrative	375,254	234,595	910,537	642,768
TOTAL OPERATING EXPENSES	1,994,870	2,110,197	3,641,845	3,192,973

NET LOSS FROM OPERATIONS	(525,274)	(527,192)	(1,409,604)	(948,105)

OTHER INCOME (EXPENSE)
Financing costs and loss on early extinguishment of debt	(509,992)	(10,430)	(519,955)	(14,474)
Write-off of contingent consideration	395,634	-	395,634	-
Interest expense	(166,555)	(172,518)	(271,529)	(227,679)
Gain (loss) on sale of fixed assets	36,117	205,100	(4,008)	249,472
TOTAL OTHER INCOME (EXPENSE)	(244,796)	22,152	(399,858)	7,319

NET LOSS BEFORE INCOME TAXES	(770,070)	(505,040)	(1,809,462)	(940,786)

INCOME TAX PROVISION (BENEFIT)	(345,300)	(306,833)	(591,500)	(259,323)

NET LOSS BEFORE NON-CONTROLLING INTERESTS	(424,770)	(198,207)	(1,217,962)	(681,463)

Less net loss attributable to non-controlling interests	(187,184)	(158,723)	(451,231)	(269,848)

NET LOSS ATTRIBUTABLE TO 1847 HOLDINGS SHAREHOLDERS	$(237,586)	$(39,484)	$(766,731)	$(411,615)

Net Loss Per Common Share: Basic and diluted	$(0.08)	$(0.01)	$(0.25)	$(0.13)
Weighted-average number of common shares outstanding: Basic and diluted	3,115,625	3,115,625	3,115,625	3,115,625

The accompanying notes are an integral part of these consolidated financial statements

1847 HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2018	2017
		(Revised)
OPERATING ACTIVITIES
Net loss	$(1,217,962)	$(681,463)
Adjustments to reconcile net loss to net cash provided by operating activities:
(Gain) loss on sale of fixed assets	4,008	(249,472)
Depreciation and amortization	707,900	450,000
Amortization of financing costs	91,431	14,474
Loan contingency write-down	(395,634)	-

Changes in operating assets and liabilities:
Accounts receivable	10,990	(143,626)
Inventory	89,809	475,809
Prepaid expenses and other assets	73,416	(10,986)
Accounts payable and accrued expenses	157,264	251,936
Uncertain tax position	-	(3,000)
Deferred tax liability and prepaid tax	(591,500)	(255,029)
Due to related parties	(9,145)	35,712
Other liabilities	-	(1,257)
Net cash provided by (used in) operating activities	(1,079,423)	(116,902)

INVESTING ACTIVITIES
Cash acquired in acquisition	-	338,411
Proceeds from the sale of fixed assets	202,025	348,858
Purchase of equipment	(2,000)	(188,463)
Net cash provided by investing activities	200,025	498,806

FINANCING ACTIVITIES
Proceeds from notes payables	3,822,316	-
Note payable – related party	91,500	-
Repayment to line of credit	(675,000)	-
Payments on notes payable	(72,267)	(168,421)
Principal payments on capital lease obligation	(2,690,155)	(44,242)
Net cash provided by (used in) financing activities	476,394	(212,663)

NET CHANGE IN CASH	(403,004)	169,241

CASH
Beginning of period	501,422	-
End of period	$98,418	$169,241

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$360,664	$109,483
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018 (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

Reclassifications

Certain Statements of Operations reclassifications have been made in the presentation of our prior financial statements and accompanying notes to conform to the presentation as of and for the three and six months ended June 30, 2018.

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

If we continued to apply legacy revenue recognition guidance for the first six months of 2018, our revenues, gross margin, and net loss would not have changed.

Substantially all our sales are to businesses, including farmers or municipalities and very little to individuals.

Inventory

Inventory consists of machinery and equipment and parts acquired for resale and is valued at the lower-of-cost-or-market with cost determined on a specific item basis. The Company periodically evaluates the value of items in inventory and provides write-downs to inventory based on its estimate of market conditions. The Company estimates obsolescence allowance of $70,000 as of June 30, 2018 and December 31, 2017.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing our net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing our net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common share equivalents outstanding as of June 30, 2018.

Going Concern Assessment

During the six months ended June 30, 2018 and all annual and interim periods thereafter, management will assess going concern uncertainty in the Company’s consolidated financial statements to determine whether there is sufficient cash on hand and working capital, including available borrowings on loans, to operate for a period of at least one year from the date the consolidated financial statements are issued or available to be issued, which is referred to as the “look-forward period”, as defined in GAAP. As part of this assessment, based on conditions that are known and reasonably knowable to management, management will consider various scenarios, forecasts, projections, estimates and will make certain key assumptions, including the timing and nature of projected cash expenditures or programs, its ability to delay or curtail expenditures or programs and its ability to raise additional capital, if necessary, among other factors. Based on this assessment, as necessary or applicable, management makes certain assumptions around implementing curtailments or delays in the nature and timing of programs and expenditures to the extent it deems probable those implementations can be achieved and management has the proper authority to execute them within the look-forward period.

The Company has generated losses since its inception and has relied on cash on hand, external bank lines of credit and the sale of a note to support cashflow from operations. The Company attributes the 2017 losses to public company corporate overhead and losses generated by some of our subsidiary operations. As of and for the six months ended June 30, 2018, the Company had a net loss of $766,731 and negative working capital of approximately $866,080. Management believes that based on relevant conditions and events that are known and reasonably knowable that its forecasts, for one year from the date of the filing of the consolidated financial statements in this Quarterly Report on Form 10-Q, indicate improved operations and the Company’s ability to continue operations as a going concern. The Company has contingency plans to reduce or defer expenses and cash outlays should operations not improve in the look forward period.

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

NOTE 3—INVENTORIES

At June 30, 2018 and December 31, 2017, the inventory balances are composed of:

	June 30, 2018	December 31, 2017
Machinery & Equipment	$651,962	$715,483
Parts	164,800	191,088
Subtotal	816,762	906,571
Allowance for inventory obsolescence	(70,000)	(70,000)
Inventory, net	$746,762	$836,571

At June 30, 2018, $168,137 of Machinery and Equipment inventory was pledged to secure floor plan loans and $205,628 of Machinery and Equipment inventory was pledged to secure a loan from Utica Leasco.

NOTE 4—PROPERTY AND EQUIPMENT

Property and equipment consist of the following at June 30, 2018 and December 31, 2017:

Classification	June 30, 2018	December 31, 2017
Buildings and improvements	$5,338	$5,338
Equipment and machinery	2,826,155	2,908,154
Tractors	2,974,888	3,129,888
Trucks and other vehicles	1,147,304	1,169,805
Total	6,953,685	7,213,185
Less: Accumulated depreciation	(1,762,999)	(1,113,966)
Property and equipment, net	$5,190,686	$6,099,219

Depreciation expense for the six months ended June 30, 2018 and 2017 was $704,500 and $450,000, respectively.

All fixed assets are pledged to secure loans from Utica Leasco.

NOTE 5—INTANGIBLE ASSETS

The following provides a breakdown of identifiable intangible assets – Customer Relationships as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Identifiable intangible assets, gross	$34,000	$34,000
Accumulated amortization	(9,067)	(5,667)
Identifiable intangible assets, net	$24,933	$28,333

In connection with the acquisition of Neese, the Company identified intangible assets of $34,000 representing customer relationships. These assets are being amortized on a straight-line basis over their weighted average estimated useful life of 5 years and amortization expense amounted to $3,400 for the three months ended June 30, 2018.

As of June 30, 2018, the estimated annual amortization expense for each of the next five fiscal years is as follows:

2018 (remainder)	$3,400
2019	6,800
2020	6,800
2021	6,800
2022	1,133
Total	$24,933

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

The following presents the pro-forma combined results of operations of the Company with Neese as if the entities were combined on January 1, 2017 (before non-controlling interest).

	For the Six Months Ended June 30,
	2018	2017
Revenues, net	$2,232,000	$3,476,000
Net income (loss) allocable to common shareholders	$(1,218,000)	$(621,000)
Net income (loss) per share	$(0.39)	$(0.20)
Weighted average number of shares outstanding	3,115,625	3,115,625

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

NOTE 7—LINE OF CREDIT

The Company’s subsidiary, Neese, entered into a loan and security agreement with Home State Bank governing a new revolving credit facility in a principal amount not to exceed $1,000,000 (the “Credit Facility”). The Credit Facility is available for working capital and other general business purposes. Availability of borrowings under the Credit Facility from time to time is subject to discretionary advances approved by Home State Bank. The outstanding principal balance was $675,000 at December 31, 2017. The Line of Credit bears interest at 4.85% (default rate 7.85%) and was due September 1, 2018. The line of credit was paid off with proceeds from a Home State Bank term loan closed on June 13, 2018.

NOTE 8—FLOOR PLAN LOANS PAYABLE

At June 30, 2018, $181,859 of Machinery and Equipment inventory was pledged to secure a floor plan loan from a commercial lender. The Company must remit proceeds from the sale of the secured inventory to the floor plan lender and pays a finance charge that can vary monthly at the option of the lender. The balance of the floor plan payable as of June 30, 2018 and December 31, 2017 amounted to $168,242 and $168,137, respectively.

NOTE 9—NOTES PAYABLE

The notes payable at December 31, 2017 are summarized as follows:

December 31, 2017
Note payable - 2018 Kenworth Tractor	$72,267
Current portion	(14,247)
Total Non-current portion	$58,020

This note from a commercial bank originated July 21, 2017 and is payable in 60 fixed monthly installments of $1,434 at a rate of 4.5% per annum. This note was paid off with proceeds of a term loan from Home State Bank that closed on June 13, 2018.

NOTE 10—TERM LOAN

On June 13, 2018, Neese entered into a term loan agreement with Home State Bank, pursuant to which Neese issued a promissory note to Home State Bank in the principal amount of $3,654,074 with an annual interest rate of 6.85%. Pursuant to the terms of the note, Neese will make semi-annual payments of $302,270 beginning on January 20, 2019 and continuing every six months thereafter until July 20, 2020, the maturity date; provided however, that Neese will pay the note in full immediately upon demand by Home State Bank. Proceeds of the loan were used to pay the Home State Bank line of credit (see Note 7), the Home State Bank note payable (see Note 9), and reduce the balance of the Utica capitalized lease (see Note 12). The amount applied to the principal amount of the lease and lease buyout amount was $2,780,052, which amount was net of lien release fees of $124,650 and lease deposit of $72,322. The remaining balance of the lease is $475,000. The transaction resulted in an early extinguishment of debt loss of $500,804 including a $95,130 write-off of unamortized debt issuance costs.

The loan agreement contains customary representations and warranties. Pursuant to the terms of the loan agreement and the note, an “Event of Default” includes: (i) if Neese fails to make any payment when due under the note; (ii) if Neese fails to comply with or to perform any other term, obligation, covenant or condition contained in the note or in any of the related documents or to comply with or to perform any term, obligation, covenant or condition contained in any other agreement between Home State Bank and Neese; (iii) if Neese defaults under any loan, extension of credit, security agreement, purchase or sales agreement, or any other agreement, in favor of any other creditor or person that may materially affect any of Home State Bank’s property or Neese’s ability to repay the note or perform Neese’s obligations under the note or any of the related documents; (iv) if any warranty, representation or statement made or furnished to Home State Bank by Neese or on Neese’s behalf under the note or the related documents is false or misleading in any material respect; (v) upon the dissolution or termination of Neese’s existence as a going business, the insolvency of Neese, the appointment of a receiver for any part of Neese’s property, any assignment for the benefit of creditors, any type of creditor workout, or the commencement of any proceeding under any bankruptcy or insolvency laws by or against Neese, (vi) upon commencement of foreclosure or forfeiture proceedings by any creditor of Neese or by any governmental agency against any collateral securing the loan; and (vii) if a material adverse change occurs in Neese’s financial condition, or Home State Bank believes the prospect of payment or performance of the note is impaired. If any Event of Default occurs, all commitments and obligations of Home State Bank immediately will terminate and, at Home State Bank’s option, all indebtedness immediately will become due and payable, all without notice of any kind to Neese. Additionally, upon an Event of Default, the interest rate on the note will be increased by 3 percentage points. However, in no event will the interest rate exceed the maximum interest rate limitations under applicable law.

The loan is secured by inventory, accounts receivable, and certain fixed assets of Neese. The loan agreement limited the payment of interest on the promissory notes (See Note 11) to $40,000 annually or fees to our manager. We continue to accrue interest and management fee at the contractual amounts. Such accruals (in excess of $40,000 in interest on the promissory notes) are shown as long-term accrued expenses in the accompanying balance sheet as of June 30, 2018.

Following is a summary of payments due on the loan for the succeeding five years:

Amount
2019	$333,982
2020	3,320,092
Total payments	3,654,074
Less current portion of principal payments	(333,982)
Long-term portion of principal payments	$3,320,092

NOTE 11—PROMISSORY NOTES

8% Vesting Promissory Note

As noted above in Note 6, a portion of the purchase price for the acquisition of Neese was paid by the issuance of a vesting promissory note in the principal amount of $1,875,000 (which was determined to have no fair value as of June 30, 2018 and a fair value of $395,634 as of December 31, 2017) by 1847 Neese and Neese to the sellers of Neese. Payment of the principal and accrued interest on the vesting promissory note is subject to vesting and a contingent consideration subject to fair market valuation adjustment at each reporting period. The vesting promissory note bears interest on the vested portion of the principal amount at the rate of eight percent (8%) per annum and is due and payable in full on June 30, 2020 (the “Maturity Date”). The principal of the vesting promissory note vests in accordance with the following formula:

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

At June 30, 2018, management made the determination that the vesting note payable had no value because it estimated that the EBITDA threshold of $1,300,000 for both 2018 and 2019 would be not attained, thus eliminating the requirement for a payment under terms of the note payable.

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

Under terms of the term loan described in Note 10, this note may not be paid until the term loan is paid in full.

10% Short-Term Promissory Note

As noted above in Note 6, a portion of the purchase price for the acquisition of Neese was paid by the issuance of a short-term promissory note in the principal amount of $1,025,000 by 1847 Neese and Neese to the sellers of Neese. The short-term promissory note bears interest on the outstanding principal amount at the rate of ten percent (10%) per annum and is due and payable in full on March 3, 2018; provided, however, that the unpaid principal, and all accrued, but unpaid, interest thereon shall be prepaid if at any time, and from time to time, the cash on hand of 1847 Neese and Neese exceeds $250,000 and, then, the prepayment shall be equal to the amount of cash in excess of $200,000 until the unpaid principal and accrued, but unpaid, interest thereon is fully prepaid. The short-term promissory note contains the same events of default as the vesting promissory note. The short-term promissory note has not been repaid, so we are in default under this note. Under terms of the term loan described in Note 10, this note may not be paid until the term loan is paid in full. Additionally, the payees on the note agreed to the modification of its terms by signing the loan agreement for the Home State Bank term loan. Accordingly, the loan is shown as a long-term liability as of June 30, 2018. Additionally, the term loan lender limits the payment of interest on this note to $40,000 annually. The Company continues to accrue interest at the contract rate; however, given the limitations of the term loan, all accrued interest in excess of $40,000 is included in long-term accrued expenses.

NOTE 12—CAPITALIZED LEASES

The cash portion of the purchase price for the acquisition of Neese (Note 6) was financed under a capital lease transaction for Neese’s equipment with Utica Leaseco, LLC (the “Lessor” or “Utica”), pursuant to a Master Lease Agreement, dated March 3, 2017, between Utica, as lessor, and 1847 Neese and Neese, as co-lessees (collectively, the “Lessee”). Under the Master Lease Agreement, the Lessor loaned an aggregate of $3,240,000 for certain of Neese’s equipment listed therein (the “Equipment”), which it leases to the Lessee. The initial term of the Master Lease Agreement was for 51 months. Under the Master Lease Agreement, the Lessee agreed to pay a monthly rent of $53,000 for the first three (3) months, with such amount increasing to $85,322 for the remaining forty-eight (48) months.

On June 14, 2017, the parties entered into a first amendment to lease documents, pursuant to which the parties agreed to, among other things, extend the term of the Master Lease Agreement from 51 months to 57 months and amend the payments due thereunder. Under the amendment, the Lessee agreed to pay a monthly rent of $53,000 for the first ten (10) months, with such amount increasing to $85,322 for the remaining forty-seven (47) months. In connection with the extension of the term of the Master Lease Agreement, the parties also amended the schedule of stipulated loss values and early termination payment schedule attached thereto. In connection with the amendment, the Lessee agreed to pay the Lessor an amendment fee of $2,500.

On October 31, 2017, the Company entered into an amendment of the March 3, 2017 Master Lease Agreement with Utica. The proceeds from the amendment were $980,000, which the Company used to purchase new equipment for use in its business and for one tractor for resale included in inventory. The term of the second master lease agreement was for 51 months with payments of $25,807 per month.

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

On April 18, 2018, the Lessor, the Lessee, and Ellery W. Roberts, as guarantor under the Master Lease Agreement, entered into a forbearance agreement relating to the non-payment of certain rent payments due under the Master Lease Agreement for the months of March 2018 and April 2018 (the “Forbearance Agreement”). Pursuant to the Forbearance Agreement, the Lessor agreed to forbear from demanding payment in full and exercising its remedies under the Master Lease Agreement until June 3, 2018. Pursuant to the Forbearance Agreement, the Lessee agreed to, among other things, (i) make the payments set forth in the Forbearance Agreement on or before the dates specified therein, totaling $173,376, (ii) be current on all rent due under Schedule 1 of the Master Lease Agreement by June 3, 2018 and be current on all rent due under Schedule 2 of the Master Lease Agreement by May 30, 2018, (ii) reinstate or renew and continue in effect all insurance as required under the Master Lease Agreement at Lessee’s sole cost and expense, (iv) pay a forbearance fee to Lessor totaling $4,500, which shall not be due until termination of the Master Lease Agreement and (v) execute a surrender agreement with respect to the Lessee’s equipment, which will be held in escrow by Lessor and not deemed effective unless and until the earlier to occur of: (a) the June 3, 2018, provided liabilities under Master Lease Agreement remain due but unpaid; (b) such time as Lessor accelerates due and unpaid liabilities pursuant to the term of the Forbearance Agreement and the Master Lease Agreement; or (c) a default occurs under the Forbearance Agreement or the Master Lease Agreement.

A portion of the proceeds from the term loan (Note 10) were applied to reduce the balance of this lease to $475,000. The lease is payable in 46 payments of $12,882 beginning July 3, 2018 and an end-of-term buyout of $38,000. As a result, the parties to the Forbearance Agreement agreed that the Forbearance Agreement is terminated and is no longer in effect. In completing the early payout, the Company incurred a loss of $405,674 plus an additional loss of $95,130 from the write-off of unamortized debt issuance costs. The loss on early extinguishment of debt arose from the buyout provisions in the lease and because the Company had delayed making the regular payment of $85,322 until May 3, 2018, rather than July 3, 2017 as contemplated in the original lease agreement. Management chose to close the term loan because of the much lower interest rate and the loan allows the Company to make payments that match its operating cycle rather than monthly payments.

If the Company sells equipment, it must remit to Utica the amount loaned against the equipment. Such payments are accumulated and applied to the balance at the end of the lease term. During the three months ended June 30, 2018, $86,625 of payments were remitted to Utica.

The assets and liabilities under the master lease agreement are recorded at the fair value of the assets at the time of acquisition.

The Company adopted ASU 2015-03 by deducting $200,365 of net debt issuance costs from the long-term portion of the capital lease. Amortization of debt issuance costs totaled $9,967 for the three months ended June 30, 2018.

At June 30, 2018, annual minimum future lease payments under this Master Lease Agreement and Amendment are as follows:

Amount
2018 (remainder of year)	$257,942
2019	464,269
2020	464,269
2021	464,269
2022	77,336
Total minimum lease payments	1,728,085
Less amount representing interest	(454,270)
Present value of minimum lease payments	1,273,815
Less current portion of minimum lease	(277,226)
Less debt issuance costs, net	(81,213)
Less payments to Lessor for release of lien
End of lease buyout payments	87,011
Long-term present value of minimum lease payment	$1,002,387

The interest rate on the capitalized lease is approximately 15.3%.

NOTE 13—LEASE

The Company leases a piece of equipment on an operating lease. The lease originated in May 2014 for a five year term with annual payments of $11,830. Following is a summary of remaining lease payments:

Amount
2018 (remainder of year)	$5,915
2019	11,830
Total remaining payments	$17,745

NOTE 14—RELATED PARTIES

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

The services provided by our manager include: conducting general and administrative supervision and oversight of 1847 Neese’s day-to-day business and operations, including, but not limited to, recruiting and hiring of personnel, administration of personnel and personnel benefits, development of administrative policies and procedures, establishment and management of banking services, managing and arranging for the maintaining of liability insurance, arranging for equipment rental, maintenance of all necessary permits and licenses, acquisition of any additional licenses and permits that become necessary, participation in risk management policies and procedures; and overseeing and consulting with respect to 1847 Neese’s business and operational strategies, the implementation of such strategies and the evaluation of such strategies, including, but not limited to, strategies with respect to capital expenditure and expansion programs, acquisitions or dispositions and product or service lines. The Company expensed $125,000 and $81,944 in management fee for the six months ended June 30, 2018 and 2017, respectively.

Under terms of the term loan from Home State Bank, no fees may be paid to our manager without permission of the bank, which the manager does not expect to be granted within the forthcoming year. Accordingly, $75,808 due the manager is classified as a long-term accrued liability.

Advances

From time to time, the Company has received advances from certain of its officers to meet short-term working capital needs. As of June 30, 2018 and December 31, 2017, a total of $118,833 advances from related parties are outstanding, respectively. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

As of June 30, 2018 and December 31, 2017, our manager has funded the Company $51,726 and $60,870 in related party advances, respectively. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

Promissory Note

On January 3, 2018, we issued a grid promissory note to our manager in the initial principal amount of $50,000. The note provides that we may from time to time request additional advances from our manager up to an aggregate additional amount of $100,000, which will be added to the note if our manager, in its sole discretion, so provides. Interest shall accrue on the unpaid portion of the principal amount and the unpaid portion of all advances outstanding at a fixed rate of 8% per annum, and along with the outstanding portion of the principal amount and the outstanding portion of all advances, shall be payable in one lump sum due on the maturity date, which is the first anniversary of the date of the note. If all or a portion of the principal amount or any advance under the note, or any interest payable thereon is not paid when due (whether at the stated maturity, by acceleration or otherwise), such overdue amount shall bear interest at a rate of 12% per annum. In the event we complete a financing involving at least $500,000, we must, contemporaneously with the closing of such financing transaction, repay the entire outstanding principal and accrued and unpaid interest on the note. The note is unsecured and contains customary events of default. As of June 30, 2018, our manager has advanced $91,500 of the promissory note and we have accrued interest of $2,946.

1847 Management

On October 3, 2017, our board of directors determined to discontinue our management consulting business operated by 1847 Management in order to devote more time and resources to Neese and future acquisitions.

Building Lease

We lease a building from officers of Neese (See Note 16).

NOTE 15—SHAREHOLDERS’ DEFICIT

Allocation Shares

As of June 30, 2018 and December 31, 2017, we had authorized and outstanding 1,000 allocation shares. These allocation shares do not entitle the holder thereof to vote on any matter relating to the Company other than in connection with amendments to our operating agreement and in connection with certain other corporate transactions as specified in our operating agreement.

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

Common Shares

We have authorized 500,000,000 common shares as of June 30, 2018 and December 31, 2017 and we had 3,115,625 common shares issued and outstanding. The common shares entitle the holder thereof to one vote per share on all matters coming before the shareholders of the Company for a vote.

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

During the period ended June 30, 2018, we did not issue any equity securities.

Noncontrolling Interests

Our Company owns 55.0% of 1847 Neese. For financial interests in which the Company owns a controlling financial interest, the Company applies the provisions of ASC 810, which are applicable to reporting the equity and net income or loss attributable to noncontrolling interests. The results of 1847 Neese are included in the consolidated statement of income. The net loss attributable to the 45% non-controlling interest of the subsidiary amount to $451,231 for the six months ended June 30, 2018 and $269,848 for the period March 3, 2017 through June 30, 2017.

NOTE 16—COMMITMENTS AND CONTINGENCIES

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

Future minimum lease payments are approximately as follows:

Operating Leases
2018 (remainder of the year)	$50,000
2019	100,000
2020	100,000
2021	100,000
2022	100,000
thereafter	441,667
Total minimum lease payments	$891,667

Under terms of the term loan agreement (Note 10), the Company may not pay salary or rent to such officers of Neese in excess of $100.000 per year beginning on the date of the term loan agreement, June 13. 2018. The Company is accruing monthly rent, but because of the limitation in the term loan, $12,786 of accrued rent is classified as a long-term accrued liability.

Corporate office

An office space has been leased on a month-by-month basis.

The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 17 – REVISION OF FINANCIAL STATEMENTS

The Company has revised the 2017 financial statements as originally presented in its Form 10-Q/A filed on October 6, 2017.

The changes and explanation of such are as follows:

As of June 30, 2017:

	Originally Reported	Adjustment		As Revised
Balance sheet:
Prepaids	$321,634	$(220,452)	(a)	$101,182
Fixed assets	6,539,012	(732,831)	(b)	5,806,181
Financing costs	191,773	(191,773)	(c)	-
Intangibles	-	34,000	(d)	34,000
Goodwill	-	22,166	(d)	22,166
Accrued expense	966,627	55,342	(e)	1,021,969
Related party payable	112,646	31,944	(f)	144,590
Uncertain tax liability	130,000	(4,000)	(a)	126,000
Deferred income taxes payable	1,875,323	(50,957)	(a)	1,824,366
Note payable long term	1,875,000	(1,479,366)	(g)	395,634
Capital lease – long term portion	2,809,915	(148,673)	(c)	2,661,242
Non-controlling interest	(273,696)	856,712	(h)	583,016
Retained earnings	$(747,609)	$(349,908)	(i)	$(1,097,517)

For the Six Months Ended June 30, 2017:

	Originally			As
	Adjustment	Revised		Reported
Statements of operations:
Revenues	$2,449,969	$(205,100)	(j)	$2,244,869
Cost of operations	3,076,822	116,151	(j)	3,192,973
Gain on acquisition	274,281	(274,281)	(k)	-
Gain on sale of assets	-	249,472	(j)	249,472
Non-controlling interest	(273,696)	3,848	(h)	(269,848)
Net income (loss) attributable to 1847 Holdings Shareholders	$(61,706)	$(349,908)	(f)	$(411,615)

For the Three Months Ended June 30, 2017:

	Originally			As
	Adjustment	Revised		Reported
Statements of operations:
Revenues	$1,788,106	$(205,100)	(j)	$1,583,006
Cost of operations	2,214,011	(103,813)	(f)(j)	2,110,198
Gain on sale of assets	-	205,100	(j)	205,100
Tax expense (benefit)	(240,233)	(66,600)	(a)	(306,833)
Non-controlling interest	(208,280)	49,557	(h)	(158,723)
Net income (loss) attributable to 1847 Holdings Shareholders	$(160,340)	$120,856	(f)	$(39,484)

Notes:

The primarily revisions relate to the revisions to the beginning purchase price accounting of the acquisition of Neese on March 3, 2017 (“Neese Acquisition Revision”).

(a)	Reflects tax effect of the impact an adjustment of the Neese Acquisition Revision.

(b)	Fixed assets were revised based upon the Neese Acquisition Revision.

(c)	Financing costs were adjusted based on the Neese Acquisition Revision and the remaining balance was netted against the Capital Lease balance outstanding.

(d)	Goodwill and Intangible was established in the Net Acquisition Revision.

(e)	Certain accrued expenses adjusted upon the Net Acquisition Revision.

(f)	Reflects adjusted to the related party payable for $81,944 of management fees to our manager, net of $50,000 of accrued costs.

(g)	Modification of the vesting note payables in conjunction with the Neese Acquisition Revision.
(h)	Represents the establishment of non-controlling interest based upon the Net Acquisition Revision and the effect of above changes to non-controlling interest in the statements of operations.
(i)	Reflects revision from original presentation to reflect equity effects related to noted balance sheet and statement of operations restatements.

(j)	Reflects a reclassification of sale proceeds and costs of sales related to fixed asset sales recorded in other income (expense).

(k)	Reflects the elimination of the gain of purchase option upon the Neese Acquisition Revision.

NOTE 18—SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10), the Company has analyzed its operations subsequent to June 30, 2018 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Neese was acquired pursuant to a stock purchase agreement that our wholly-owned subsidiary 1847 Neese entered into with Neese and Alan Neese and Katherine Neese on March 3, 2017. Pursuant to the stock purchase agreement, 1847 Neese acquired all of the issued and outstanding capital stock of Neese for an aggregate purchase price of $6,655,000, consisting of: (i) $2,225,000 in cash (subject to certain adjustments); (ii) 450 shares of the common stock of 1847 Neese, valued by the parties at $1,530,000, constituting 45% of its capital stock; (iii) the issuance of a vesting promissory note in the principal amount of $1,875,000 (which was determined to have a fair value of $395,634) due June 30, 2020; and (iv) the issuance of a short-term promissory note in the principal amount of $1,025,000 due March 3, 2018. The short-term promissory note has not been repaid, so we are in default under this note. We believe that we will begin making payments in 2019.

Our Historic Management Consulting Business

On September 15, 2013, our subsidiary 1847 Management Services Inc. acquired a 50% interest in each of PPI Management Group, LLC and Christals Management, LLC from our Chief Executive Officer and controlling shareholder, Ellery W. Roberts. Each of PPI Management Group, LLC and Christals Management, LLC were management consulting and advisory firms. On October 3, 2017, our board decided to discontinue our management consulting operations in order to devote more time and resources to Neese and future acquisitions.

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

Results of Operations

Comparison of Three Months Ended June 30, 2018 and June 30, 2017

The following table sets forth key components of our results of operations during the three months ended June 30, 2018 and 2017, both in dollars and as a percentage of our revenue.

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017
	Amount	% of Revenue	Amount	% of Revenue
Revenue
Services	$1,005,554	68.4	$955,410	60.4
Sales of parts and equipment	464,042	31.6	627,595	39.6
Total Revenue	1,469,596	100.0	1,583,005	100.0
Operating expenses
Cost of sales	458,303	31.2	810,543	51.2
Personnel costs	550,047	37.4	572,394	36.2
Depreciation and amortization	348,200	23.7	249,433	15.8
Fuel	263,066	17.9	243,232	15.4
General and administrative	375,254	25.5	234,596	14.8
Total operating expenses	1,994,870	135.7	2,110,198	133.4
Loss from operations	(525,274)	(35.7)	(527,193)	(33.4)
Other income (expense)
Financing costs	(509,992)	(34.7)	(10,430)	(0.7)
Write-off of contingent consideration	395,634	26.9	-	-
Interest expense	(166,555)	(11.3)	(172,518)	(10.9)
Gain (loss) on sale of fixed assets	36,117	2.5	205,100	13.0
Total other income (expense)	(244,796)	(16.6)	22,152	1.4
Net loss before income taxes	(770,070)	(52.3)	(505,041)	(32.0)
Income tax provision (benefit)	(345,300)	(23.5)	(306,833)	(19.4)
Net loss before non-controlling interests	(424,770)	(28.8)	(198,208)	(12.6)
Less net loss attributable to non-controlling interests	(187,184)	(12.7)	(158,723)	(10.0)
Net loss attributable to company shareholders	$(237,586)	(16.1)	$(39,485)	(2.6)

Revenue. We did not generate revenue from our management consulting business for the three months ended June 30, 2018 or June 30, 2017. Our land application business generates revenues through the provision of waste disposal and a variety of land application services, wholesaling of agricultural equipment and parts, local trucking services, various shop services, and other products and services. Revenue from our land application business decreased by $113,409, or 7.2%, to $1,469,596 for the three months ended June 30, 2018 from $1,583,005 for the three months ended June 30, 2017. Management believes that the decline in sales of equipment resulted from customer concerns about purchasing equipment because of the proposed tariffs and the effect they might have on the price they would receive for their crops.

Cost of sales. Our cost of sales, attributable to our land application business, consists of the direct costs of our equipment and parts it sells in its business. Our cost of sales decreased by $350,640, or 43.3%, to $458,303 for the three months ended June 30, 2018 from $810,543 for the three months ended June 30, 2017. The decline in cost of sales is attributable to the decline in sales in parts and equipment and a decrease in cost of services.

Personnel costs. Personnel costs, attributable to our land application business, include employee salaries and bonuses plus related payroll taxes. It also includes health insurance premiums, 401(k) contributions, and training costs. Our personnel costs decreased by $22,347, or 3.9%, to $550,047 for the three months ended June 30, 2018 from $572,394 for the three months ended June 30, 2017. Such decrease was primarily due to a reduction in the number of employees.

Fuel costs. Fuel costs, attributable to our land application business, include fuel for our on-road trucking and off-road manure spreading services. Our fuel costs increased by $19,834, or 8.2%, to $263,066 for the three months ended June 30, 2018 from $243,232 for the three months ended June 30, 2017. Such increase was primarily due to the increase in fuel prices compared to the prior year period.

General and administrative expenses. Our general and administrative expenses consist primarily of professional advisor fees, bad debts reserve and other expenses incurred in connection with general operations. Our total general and administrative expenses increased by $140,658, or 60.0%, to $375,254 for the three months ended June 30, 2018 from $234,596 for the three months ended June 30, 2017. As a percentage of revenue, general and administrative expenses were 25.5% for the three months ended June 30, 2018 as compared to 27.4% for the three months ended June 30, 2017.

General and administrative expenses for our land application business increased by $175,693, or 91.4%, to $368,004 for the three months ended June 30, 2018 from $192,311 for the three months ended June 30, 2017. As a percentage of revenue, general and administrative expenses for our land application business were 25.0% for the three months ended June 30, 2018 as compared to 12.1% for the three months ended June 30, 2017. The increase in general and administrative costs relate to professional fees associated with the refinance of our debt in the current period.

General and administrative expenses for our holding company decreased by $35,035, or 82.9%, to $7,250 for the three months ended June 30, 2018, from $42,285 for the three months ended June 30, 2017. The decrease was due to the reduction of professional fees compared to the prior period.

Total other income (expense). We had $244,796 in total other expense, net, for the three months ended June 30, 2018, as compared to other income, net, of $22,152 for the three months ended June 30, 2017. Other expense in the three months ended June 30, 2018 consisted of financing costs of $509,992 related to our debt restructuring, interest expense of $166,555, gain on disposal of assets of $36,117, and an increase by $395,634 resulting from the write off of the contingent consideration, while other expense for the three months ended June 30, 2017 consisted of financing costs of $10,430 and interest expense of $172,518 related to Neese’s financings and gain on the sale of assets of $205,100.

Net loss attributable to company shareholders. As a result of the cumulative effect of the factors described above, our net loss attributable to our shareholders increased to $237,586 for the three months ended June 30, 2018, as compared to $39,485 for the three months ended June 30, 2017.

Comparison of Six Months Ended June 30, 2018 and June 30, 2017

The following table sets forth key components of our results of operations during the six months ended June 30, 2018 and 2017, both in dollars and as a percentage of our revenue.

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
	Amount	% of Revenue	Amount	% of Revenue
Revenue
Services	$1,659,628	74.3	$1,305,838	58.2
Sales of parts and equipment	572,613	25.7	939,030	41.8
Total Revenue	2,232,241	100.0	2,244,868	100.0
Operating expenses
Cost of sales	556,591	24.9	1,039,433	46.3
Personnel costs	985,011	44.1	739,372	32.9
Depreciation and amortization	707,900	31.7	450,000	20.0
Fuel	481,806	21.6	321,400	14.3
General and administrative	910,537	40.8	642,768	28.6
Total operating expenses	3,641,845	163.1	3,192,973	142.1
Loss from operations	(1,409,604)	(63.1)	(948,105)	(42.1)
Other income (expense)
Financing costs	(519,955)	(23.3)	(14,474)	(0.6)
Write-off of contingent consideration	395,634	17.7	-	-
Interest expense	(271,529)	(12.2)	(227,679)	(10.1)
Gain (loss) on sale of fixed assets	(4,008)	(0.2)	249,472	11.1
Total other income (expense)	(399,858)	(18.0)	7,319	0.4
Net loss before income taxes	(1,809,462)	(81.1)	(940,786)	(41.7)
Income tax provision (benefit)	(591,500)	(26.5)	(259,323)	(11.6)
Net loss before non-controlling interests	(1,217,962)	(54.6)	(681,463)	(30.1)
Less net loss attributable to non-controlling interests	(451,231)	(20.2)	(269,848)	(12.0)
Net loss attributable to company shareholders	$(766,731)	(34.4)	$(411,615)	(18.1)

Revenue. We did not generate revenue from our management consulting business for the six months ended June 30, 2018 or June 30, 2017. Revenue from our land application business, which we acquired on March 3, 2017, was $2,232,241 for the six months ended June 30, 2018 and $2,244,868 for the period from March 3, 2017 (date of acquisition) through June 30, 2017.

Cost of sales. Our cost of sales, attributable to our land application business, was $556,591 for the six months ended June 30, 2018 and $1,039,433 for the period from March 3, 2017 (date of acquisition) through June 30, 2017. The decline in cost of sales is attributable to the decline in sales in parts and equipment and a decrease in cost of services.

Personnel costs. Our personnel costs, attributable to our land application business, were $985,011 for the six months ended June 30, 2018 and $739,372 for the period from March 3, 2017 (date of acquisition) through June 30, 2017.

Fuel costs. Fuel costs, attributable to our land application business, were $481,806 for the six months ended June 30, 2018 and $321,400 for the period from March 3, 2017 (date of acquisition) through June 30, 2017.

General and administrative expenses. Our total general and administrative expenses increased by $267,769, or 41.7% to $910,537 for the six months ended June 30, 2018, from $642,768 for the six months ended June 30, 2017. As a percentage of revenue, general and administrative expenses were 40.8% for the six months ended June 30, 2018.

General and administrative expenses for our land application business amounted to $698,256 for the six months ended June 30, 2018 and $560,968 for the period from March 3, 2017 (date of acquisition) through June 30, 2017. The primary components for the six months ended June 30, 2018 were professional fees of $175,825, attributable to audit and related fees and third party advisory fees, management fees of $125,000, and other general and administrative of $397,431. As a percentage of revenue, general and administrative expenses for our land application business amounted to 31.32% for the six months ended June 30, 2018.

General and administrative expenses for our holding company increased by $130,481, or 159.5%, to $212,281 for the six months ended June 30, 2018, from $81,800 for the six months ended June 30, 2017. The increase was due to professional fees and non-refundable acquisition related costs compared to the prior period.

Total other income (expense). We had $399,858 in total other expense for the six months ended June 30, 2018, as compared to other income of $7,319 for the six months ended June 30, 2017. Other expense in the six months ended June 30, 2018 consisted of financing costs of $519,955, primarily related to the debt restructuring, interest expense of $271,529, loss on disposal of assets of $4,008, offset by $395,634 upon the write-off of the contingent consideration in the vesting note payable to $0, while other income for the six months ended June 30, 2017 consisted of a $249,472 gain from the sale of assets and interest expense and amortization of financing costs of $227,679 and $14,474, respectively, related to Neese’s financings.

Net loss attributable to company shareholders. As a result of the cumulative effect of the factors described above, our net loss attributable to our shareholders increased to $766,731 for the six months ended June 30, 2018, as compared to $411,615 for the six months ended June 30, 2017.

Liquidity and Capital Resources

As of June 30, 2018, we had cash and cash equivalents of $98,418. To date, we have financed our operations primarily through cash flow from operations, augmented by cash proceeds from financing activities, short-term borrowings and equity contributions by our shareholders.

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

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the period indicated:

Cash Flow

	Six Months Ended June 30,
	2018	2017
Net cash provided by (used in) operating activities	$(1,079,423)	$(116,902)
Net cash provided by investing activities	200,025	498,807
Net cash provided by (used in) financing activities	476,394	(212,663)
Net increase (decrease) in cash and cash equivalents	(403,004)	169,241
Cash and cash equivalents at beginning of period	501,422	-
Cash and cash equivalent at end of period	$98,148	$169,241

Operating Activities

Net cash used in operating activities was $1,079,423 for the six months ended June 30, 2018, as compared to $116,902 net cash used in operating activities for the six months ended June 30, 2017. For the six months ended June 30, 2018, the net loss of $1,217,962 and a loan contingency write-down of $395,634, offset by loss on disposal of assets of $4,008, amortization of financing costs of $91,431 and depreciation and amortization of $707,900, a decrease of current assets of $174,215 and a decrease in current liabilities of $443,380 were the primary drivers of the used in by operating activities. For the six months ended June 30, 2017, the net loss of $681,463, and by a gain on acquisition of $249,472, offset by amortization of financing costs of $14,474, depreciation of $450,000, an increase in current assets, net, of $321,197 and an increase in current liabilities, net, of $28,362 were the primary drivers of the cash provided by operating activities.

Investing Activities

Net cash provided by investing activities was $200,025 for the six months ended June 30, 2018, consisting of $202,025 of proceeds from sale of fixed assets, offset by purchase of equipment in the amount of $2,000. Net cash provided by investing activities was $498,806 for the six months end June 30, 2017, consisting of $338,441 from the acquisition of Neese and $348,858 of proceeds of sale of fixed assets offset by the purchase of $188,463 in equipment for Neese.

Financing Activities

Net cash provided by financing activities was $476,394 for the six months ended June 30, 2018, as compared to $212,663 net cash used in financing activities for the six months ended June 30, 2017. For the six months ended June 30, 2018, net cash provided by financing activities consisted of proceeds from notes payable in the amount of $3,822,316 and proceeds from related party notes payable in the amount of $91,500, offset by repayment to line of credit in the amount of $675,000, principal payments on the capital lease of $2,690,156 and repayments of notes payable of $72,267. For the six months ended June 30, 2017, net cash used in financing activities consisted of financing cost payments related to the acquisition of Neese of $168,421 and principal payments on the capital lease of $44,242

Grid Promissory Note

On January 3, 2018, we issued a grid promissory note to our manager in the initial principal amount of $50,000. The note provides that we may from time to time request additional advances from our manager up to an aggregate additional amount of $100,000, which will be added to the note if our manager, in its sole discretion, so provides. Interest shall accrue on the unpaid portion of the principal amount and the unpaid portion of all advances outstanding at a fixed rate of 8% per annum, and along with the outstanding portion of the principal amount and the outstanding portion of all advances, shall be payable in one lump sum due on the maturity date, which is the first anniversary of the date of the note. If all or a portion of the principal amount or any advance under the note, or any interest payable thereon is not paid when due (whether at the stated maturity, by acceleration or otherwise), such overdue amount shall bear interest at a rate of 12% per annum. In the event we complete a financing involving at least $500,000, we must, contemporaneously with the closing of such financing transaction, repay the entire outstanding principal and accrued and unpaid interest on the note. The note is unsecured and contains customary events of default. As of June 30, 2018, our manager has advanced $91,500 of the promissory note and we have accrued interest of $2,946.

Vesting Promissory Note

A portion of the purchase price for the acquisition of Neese was paid by the issuance of a vesting promissory note in the principal amount of $1,875,000 (which was determined to have no fair value as of June 30, 2018 and a fair value of $395,634 as of December 31, 2017) by 1847 Neese and Neese to the sellers of Neese. Payment of the principal and accrued interest on the vesting promissory note is subject to vesting and a contingent consideration subject to fair market valuation adjustment at each reporting period. The vesting promissory note bears interest on the vested portion of the principal amount at the rate of eight percent (8%) per annum and is due and payable in full on June 30, 2020. The principal of the vesting promissory note vests in accordance with the following formula:

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

At June 30, 2018, management made the determination that the vesting note payable had no value because it estimated that the EBITDA threshold of $1,300,000 for both 2018 and 2019 would be not attained, thus eliminating the requirement for a payment under terms of the note payable.

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

Under terms of the term loan described below, the vesting promissory note may not be paid until the term loan is paid in full.

Short-Term Promissory Note

A portion of the purchase price for the acquisition of Neese was paid by the issuance of a short-term promissory note in the principal amount of $1,025,000 by 1847 Neese and Neese to the sellers of Neese. The short-term promissory note bears interest on the outstanding principal amount at the rate of ten percent (10%) per annum and is due and payable in full on March 3, 2018; provided, however, that the unpaid principal, and all accrued, but unpaid, interest thereon shall be prepaid if at any time, and from time to time, the cash on hand of 1847 Neese and Neese exceeds $250,000 and, then, the prepayment shall be equal to the amount of cash in excess of $200,000 until the unpaid principal and accrued, but unpaid, interest thereon is fully prepaid. The short-term promissory note contains the same events of default as the vesting promissory note. The short-term promissory note has not been repaid, so we are in default under this note. We believe that we will begin making payments in 2019. Under terms of the term loan described below, this note may not be paid until the term loan is paid in full. Accordingly, the loan is shown as a long-term liability. Additionally, the term loan lender limits the payment of interest on this note to $40,000 annually. The Company continues to accrue interest at the contract rate; however, given the limitations of the term loan, all accrued interest in excess of $40,000 is included in long-term accrued expenses.

Line of Credit

On September 26, 2017, Neese entered into a promissory note and security agreement with Home State Bank governing a new revolving credit facility in a principal amount not to exceed $1,000,000. Availability of borrowings under this loan agreement from time to time was subject to discretionary advances approved by Home State Bank. The outstanding principal balance amounted to $675,000 as of December 31, 2017 and the loan bears interest at 4.85%. The loan was due September 1, 2018. This line of credit was paid off with proceeds from the Home State Bank term loan described below.

Note Payable

On July 21, 2017, Neese entered into a promissory note with Home State Bank in the principal amount of $76,806, which is secured by a 2018 Kenworth T800 Semi Tractor, bears interest at 4.5%, amortized over 5 years, is payable in monthly installments of principal and interest of $1,434, and is due August 1, 2022. This note was paid off with proceeds from the Home State Bank term loan described below.

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

On April 18, 2018, the Lessor, the Lessee, and Ellery W. Roberts, as guarantor under the master lease agreement, entered into a forbearance agreement relating to the non-payment of certain rent payments due under the Master Lease Agreement for the months of March 2018 and April 2018. Pursuant to the forbearance agreement, the Lessor agreed to forbear from demanding payment in full and exercising its remedies under the master lease agreement until June 3, 2018. Pursuant to the forbearance agreement, the Lessee agreed to, among other things, (i) make the payments set forth in the forbearance agreement on or before the dates specified therein, totaling $173,375.76, (ii) be current on all rent due under Schedule 1 of the master lease agreement by June 3, 2018 and be current on all rent due under Schedule 2 of the master lease agreement by May 30, 2018, (ii) reinstate or renew and continue in effect all insurance as required under the master lease agreement at Lessee’s sole cost and expense, (iv) pay a forbearance fee to Lessor totaling $4,500, which shall not be due until termination of the master lease agreement and (v) execute a surrender agreement with respect to the Lessee’s equipment, which will be held in escrow by Lessor and not deemed effective unless and until the earlier to occur of: (a) June 3, 2018, provided liabilities under master lease agreement remain due but unpaid; (b) such time as Lessor accelerates due and unpaid liabilities pursuant to the term of the forbearance agreement and the master lease agreement; or (c) a default occurs under the forbearance agreement or the master lease agreement.

A portion of the proceeds from the term loan described below were applied to reduce the balance of this lease to $475,000. The lease is payable in 46 payments of $12,881.96 beginning July 3, 2018 and an end-of-term buyout of $38,000. As a result, the parties to the forbearance agreement agreed that the forbearance agreement is terminated and is no longer in effect.

Term Loan

On June 13, 2018, Neese entered into a term loan agreement with Home State Bank, pursuant to which Neese issued a promissory note to Home State Bank in the principal amount of $3,654,074 with an annual interest rate of 6.85%. Pursuant to the terms of the note, Neese will make semi-annual payments of $302,270 beginning on January 20, 2019 and continuing every six months thereafter until July 20, 2020, the maturity date; provided however, that Neese will pay the note in full immediately upon demand by Home State Bank. Proceeds of the loan were used to pay the line of credit and the note payable described above, and reduce the balance of the Utica lease.

The loan agreement contains customary representations and warranties. Pursuant to the terms of the loan agreement and the note, an “Event of Default” includes: (i) if Neese fails to make any payment when due under the note; (ii) if Neese fails to comply with or to perform any other term, obligation, covenant or condition contained in the note or in any of the related documents or to comply with or to perform any term, obligation, covenant or condition contained in any other agreement between Home State Bank and Neese; (iii) if Neese defaults under any loan, extension of credit, security agreement, purchase or sales agreement, or any other agreement, in favor of any other creditor or person that may materially affect any of Home State Bank’s property or Neese’s ability to repay the note or perform Neese’s obligations under the note or any of the related documents; (iv) if any warranty, representation or statement made or furnished to Home State Bank by Neese or on Neese’s behalf under the note or the related documents is false or misleading in any material respect; (v) upon the dissolution or termination of Neese’s existence as a going business, the insolvency of Neese, the appointment of a receiver for any part of Neese’s property, any assignment for the benefit of creditors, any type of creditor workout, or the commencement of any proceeding under any bankruptcy or insolvency laws by or against Neese, (vi) upon commencement of foreclosure or forfeiture proceedings by any creditor of Neese or by any governmental agency against any collateral securing the loan; and (vii) if a material adverse change occurs in Neese’s financial condition, or Home State Bank believes the prospect of payment or performance of the note is impaired. If any Event of Default occurs, all commitments and obligations of Home State Bank immediately will terminate and, at Home State Bank’s option, all indebtedness immediately will become due and payable, all without notice of any kind to Neese. Additionally, upon an Event of Default, the interest rate on the note will be increased by 3 percentage points. However, in no event will the interest rate exceed the maximum interest rate limitations under applicable law.

The loan is secured by inventory, accounts receivable, and certain fixed assets of Neese. The loan agreement limited the payment of interest on the vesting promissory note and short-term promissory note to $40,000 annually or fees to our manager.

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

Transaction Price. We agree with our customers on the selling price of each transaction. This transaction price is generally based on the agreed upon service fee. In our contracts with customers, we allocate the entire transaction price to the service fee to the customer, which is the basis for the determination of the relative standalone selling price allocated to each performance obligation. Any sales tax, value added tax, and other tax we collect concurrently with our revenue-producing activities are excluded from revenue. If we continued to apply legacy revenue recognition guidance for the first six months of 2018, our revenues, gross margin, and net loss would not have changed. See above for the impact of our adoption of ASU No. 2014-09. Substantially all our sales are to businesses, including farmers or municipalities and very little to individuals.

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

The following table presents a reconciliation of net income to EBITDA and adjusted EBITDA for the six months ended June 30, 2018:

	Six Months Ended June 30, 2018
	Corporate	Neese	Consolidated
Net income (loss)	$(215,226)	$(1,002,736)	$(1,217,962)
Adjusted for:
Provision (benefit) for income taxes	-	(591,500)	(591,500)
Interest expense, net	-	271,529	271,529
Depreciation and amortization	-	707,900	707,900
EBITDA	(215,226)	(614,807)	(830,033)
Early extinguishment of debt	-	519,955	519,955
Write-off of contingent consideration	-	(395,634)	(395,634)
Adjusted EBITDA	(215,226)	(490,486)	(705,712)

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

Six Months Ended June 30, 2018
Net income (loss)	$(1,217,962)
Adjustment to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	707,900
Loss on fixed assets	4,008
Amortization of financing costs	91,431
Write-off of contingent consideration	(395,634)
Changes in operating assets and liabilities	(269,166)
Net cash used in operating activities	(1,079,423)
Estimated cash flow available for distribution and reinvestment	$-

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2018. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which we are still in the process of remediating as of June 30, 2018, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 for the description of these weaknesses.

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

During its evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2018, our management identified the following material weaknesses:

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

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, our management has identified the steps necessary to address the material weaknesses, and in the second quarter of fiscal 2018, we continued to implement the following remedial procedures:

•	Once we raise additional funds, Robert D. Barry, CPA intends to resign as a director of our company and will become our Chief Financial Officer. Mr. Barry has more than 10 years of experience acting as chief financial officer of various companies and has significant GAAP and SEC reporting experience.

•	We plan to make necessary changes by providing training to our financial team and our other relevant personnel on the GAAP accounting guidelines applicable to financial reporting requirements.

•	We have plan to hire a financial controller for Neese. Mr. Barry is acting as interim controller for Neese until a permanent controller is hired.

•	We have engaged the outsourced accounting and financial reporting services of Carrollton Partners, LLC and will continue to use its services after Robert D. Barry assumes the role of Chief Financial Officer.

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

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during the second quarter of fiscal 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the second quarter of fiscal year 2018 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

During the three month period ended June 30, 2018, we did not repurchase any of our common shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the second quarter of fiscal year 2018 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS.

Exhibit No.	Description
3.1

Certificate of Formation of 1847 Holdings LLC (Incorporated herein by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on February 7, 2014)

3.2

Second Amended and Restated Operating Agreement of 1847 Holdings LLC, dated January 19, 2018 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on January 22, 2018)

4.1

Specimen certificate evidencing a common share of 1847 Holdings LLC (Incorporated herein by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on February 7, 2014)

10.1

Forbearance Agreement, dated April 18, 2018, between Utica Leaseco, LLC, 1847 Neese Inc., Neese, Inc. and Ellery W. Roberts (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 24, 2018)

10.2

Surrender Agreement, dated April 18, 2018 by and between Utica Leaseco, LLC, 1847 Neese Inc. and Neese, Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on April 24, 2018)

10.3	Business Loan Agreement, dated June 13, 2018, between Neese, Inc. and Home State Bank (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on June 15, 2018)
10.4

Promissory Note, dated June 13, 2018, issued by Neese, Inc. in favor of Home State Bank in the principal amount of $3,654,074 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on June 15, 2018)

10.5

Commercial Security Agreement, dated June 13, 2018 between Neese, Inc. and Home State Bank (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on June 15, 2018)

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

1847 HOLDINGS LLC

Date: August 17, 2018	/s/ Ellery W. Roberts
Name: Ellery W. Roberts
Title: Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

