Form 10-Q
period 2018-09-30
1847 Holdings LLC
filed 2018-11-19
CIK 1599407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 19, 2018, there were 3,115,625 common shares of the registrant issued and outstanding.

1847 HOLDINGS LLC Quarterly Report on Form 10-Q Period Ended September 30, 2018

2

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

1847 HOLDINGS LLC

CONSOLIDATED FINANCIAL STATEMENTS

1847 HOLDINGS LLC

CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current Assets
Cash	$8,983	$501,422
Accounts receivable, net	244,915	310,363
Inventories, net	857,881	836,571
Prepaid expenses and other assets	312,932	174,877

TOTAL CURRENT ASSETS	1,424,711	1,823,233

Property and equipment, net	4,846,053	6,099,219
Goodwill	22,166	22,166
Intangible assets, net	23,233	28,333
Other assets	39,182	111,504

TOTAL ASSETS	$6,355,345	$8,084,455

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,483,411	$1,060,969
Line of credit	-	675,000
Floor plan payable	127,834	168,137
Advances, related party	172,416	179,704
Note payable – related party	117,000	-
Current portion of note payable	335,635	14,247
Promissory note payable	-	1,025,000
Uncertain tax liability	128,000	126,000
Current portion of capital lease obligation	302,718	615,349

TOTAL CURRENT LIABILITIES	2,667,014	3,864,406

Note payable, net of current portion	3,296,939	58,020
Promissory note payable	1,025,000	-
Vesting note payable	-	395,634
Non-current deferred tax liability	240,501	988,601
Accrued expenses – long term	338,048	-
Capital lease obligation, net of current portion, net of discount	917,378	3,262,988

TOTAL LIABILITIES	$8,484,880	$8,569,649

TOTAL 1847 HOLDINGS LLC AND SUBSIDIARIES SHAREHOLDERS’ DEFICIT
Allocation shares, 1,000 shares issued and outstanding	1,000	1,000
Common Shares, 500,000,000 shares authorized, 3,115,625 shares issued and outstanding as of September 30, 2018 and December 31, 2017	3,115	3,115
Additional paid-in capital	11,891	11,891
Accumulated deficit	(2,179,617)	(1,159,724)

TOTAL SHAREHOLDERS’ DEFICIT	(2,163,611)	(1,143,718)

NONCONTROLLING INTERESTS	(34,076)	658,524

TOTAL SHAREHOLDERS’ DEFICIT	(2,129,535)	(485,194)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$6,355,345	$8,084,455

The accompanying notes are an integral part of these consolidated financial statements

1847 HOLDINGS LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
		(Revised)		(Revised)
REVENUES
Services	$883,460	$716,331	$2,543,087	$2,022,169
Sales of parts and equipment	583,054	488,791	1,155,668	1,427,821
TOTAL REVENUE	1,466,514	1,205,122	3,698,755	3,449,990

OPERATING EXPENSES
Cost of sales	478,195	460,847	1,034,786	1,500,280
Personnel costs	513,912	494,220	1,498,923	1,233,591
Depreciation and amortization	346,333	471,492	1,054,233	921,492
Fuel	279,755	322,253	761,561	643,654
General and administrative	280,679	383,821	1,191,216	1,026,588
TOTAL OPERATING EXPENSES	1,898,874	2,132,633	5,540,719	5,325,605

NET LOSS FROM OPERATIONS	(432,360)	(927,511)	(1,841,964)	(1,875,615)

OTHER INCOME (EXPENSE)
Financing costs and loss on early extinguishment of debt	(8,268)	(12,132)	(528,223)	(26,606)
Write-off of contingent consideration	-	-	395,634	-
Interest expense	(140,351)	(174,868)	(411,880)	(402,547)
Gain (loss) on sale of fixed assets	-	23,271	(4,008)	272,743
TOTAL OTHER INCOME (EXPENSE)	(148,619)	(163,729)	(548,477)	(156,410)

NET LOSS BEFORE INCOME TAXES	(580,979)	(1,091,240)	(2,390,441)	(2,032,025)

INCOME TAX PROVISION (BENEFIT)	(154,600)	(407,465)	(746,100)	(666,788)

NET LOSS BEFORE NON-CONTROLLING INTERESTS	(426,379)	(683,775)	(1,644,341)	(1,365,237)

Less net loss attributable to non-controlling interests	(173,217)	(282,952)	(624,448)	(552,799)

NET LOSS ATTRIBUTABLE TO 1847 HOLDINGS SHAREHOLDERS	$(253,162)	$(400,823)	$(1,019,893)	$(812,438)

Net Loss Per Common Share: Basic and diluted	$(0.08)	$(0.13)	$(0.33)	$(0.26)
Weighted-average number of common shares outstanding: Basic and diluted	3,115,625	3,115,625	3,115,625	3,115,625

The accompanying notes are an integral part of these consolidated financial statements

1847 HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2018	2017
		(Revised)
OPERATING ACTIVITIES
Net loss	$(1,644,341)	$(1,365,239)
Adjustments to reconcile net loss to net cash provided by operating activities:
(Gain) loss on sale of fixed assets	4,008	(272,743)
Depreciation and amortization	1,054,233	921,492
Amortization of financing costs	88,481	26,606
Write-off of contingent consideration	(395,634)	-

Changes in operating assets and liabilities:
Accounts receivable	65,448	(74,315)
Inventory	(21,310)	471,972
Prepaid expenses and other assets	72,322	(21,649)
Accounts payable and accrued expenses	454,299	676,151
Uncertain tax position	(746,100)	(3,000)
Deferred tax liability and prepaid tax	-	(729,894)
Due to related parties	(7,288)	-
Other liabilities	-	(5,348)
Net cash used in operating activities	(1,075,882)	(375,967)

INVESTING ACTIVITIES
Cash acquired in acquisition	-	338,411
Proceeds from the sale of fixed assets	202,025	550,514
Purchase of equipment	(2,000)	(741,638)
Net cash provided by investing activities	200,025	147,287

FINANCING ACTIVITIES
Proceeds from notes payables	3,781,908	496,178
Notes payable – related party	117,000	40,003
Repayment to line of credit, net of proceeds received	(675,000)	350,000
Payments on notes payable	(93,767)	(180,553)
Principal payments on capital lease obligation	(2,218,500)	(190,123)
Financing costs and early extinguishment of debt	(528,223)	-
Net cash provided by financing activities	383,418	515,505

NET CHANGE IN CASH	(492,439)	286,825

CASH
Beginning of period	501,422	-
End of period	$8,983	$286,825

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$413,018	$223,453
Income taxes paid	$-	$67,400

The accompanying notes are an integral part of these consolidated financial statements

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

Consolidated Financial Statements

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, 1847 Management, 1847 Neese and 1847 Fitness Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Reclassifications

Certain Statements of Operations reclassifications have been made in the presentation of our prior financial statements and accompanying notes to conform to the presentation as of and for the three and nine months ended September 30, 2018.

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

Transaction Price: We agree with our customers on the selling price of each transaction. This transaction price is generally based on the agreed upon service fee. In our contracts with customers, we allocate the entire transaction price to the service fee to the customer, which is the basis for the determination of the relative standalone selling price allocated to each performance obligation. Any sales tax, value added tax, and other tax we collect concurrently with our revenue-producing activities are excluded from revenue.

If we continued to apply legacy revenue recognition guidance for the first nine months of 2018, our revenues, gross margin, and net loss would not have changed.

Substantially all our sales are to businesses, including farmers or municipalities and very little to individuals.

Inventory

Inventory consists of machinery and equipment and parts acquired for resale and is valued at the lower-of-cost-or-market with cost determined on a specific item basis. The Company periodically evaluates the value of items in inventory and provides write-downs to inventory based on its estimate of market conditions. The Company estimates obsolescence allowance of $70,000 as of September 30, 2018 and December 31, 2017.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing our net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing our net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common share equivalents outstanding as of September 30, 2018.

Going Concern Assessment

During the nine months ended September 30, 2018 and all annual and interim periods thereafter, management will assess going concern uncertainty in the Company’s consolidated financial statements to determine whether there is sufficient cash on hand and working capital, including available borrowings on loans, to operate for a period of at least one year from the date the consolidated financial statements are issued or available to be issued, which is referred to as the “look-forward period”, as defined in GAAP. As part of this assessment, based on conditions that are known and reasonably knowable to management, management will consider various scenarios, forecasts, projections, estimates and will make certain key assumptions, including the timing and nature of projected cash expenditures or programs, its ability to delay or curtail expenditures or programs and its ability to raise additional capital, if necessary, among other factors. Based on this assessment, as necessary or applicable, management makes certain assumptions around implementing curtailments or delays in the nature and timing of programs and expenditures to the extent it deems probable those implementations can be achieved and management has the proper authority to execute them within the look-forward period.

The Company has generated losses since its inception and has relied on cash on hand, external bank lines of credit and the sale of a note to support cashflow from operations. The Company attributes the 2017 losses to public company corporate overhead and losses generated by some of our subsidiary operations. As of and for the nine months ended September 30, 2018, the Company had a net loss of $1,019,893 and negative working capital of $1,242,303. Management believes that based on relevant conditions and events that are known and reasonably knowable that its forecasts, for one year from the date of the filing of the consolidated financial statements in this Quarterly Report on Form 10-Q, indicate improved operations and the Company’s ability to continue operations as a going concern. The Company has contingency plans to reduce or defer expenses and cash outlays should operations not improve in the look forward period.

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

NOTE 3—INVENTORIES

At September 30, 2018 and December 31, 2017, the inventory balances are composed of:

	September 30, 2018	December 31, 2017
Machinery & Equipment	$743,793	$715,483
Parts	184,088	191,088
Subtotal	927,881	906,571
Allowance for inventory obsolescence	(70,000)	(70,000)
Inventory, net	$857,881	$836,571

At September 30, 2018, $126,261 of Machinery and Equipment inventory was pledged to secure floor plan loans and $205,628 of Machinery and Equipment inventory was pledged to secure a loan from Utica Leasco.

NOTE 4—PROPERTY AND EQUIPMENT

Property and equipment consist of the following at September 30, 2018 and December 31, 2017:

Classification	September 30, 2018	December 31, 2017
Buildings and improvements	$5,338	$5,338
Equipment and machinery	2,826,155	2,908,154
Tractors	2,974,888	3,129,888
Trucks and other vehicles	1,147,304	1,169,805
Total	6,953,685	7,213,185
Less: Accumulated depreciation	(2,107,632)	(1,113,966)
Property and equipment, net	$4,846,053	$6,099,219

Depreciation expense for the nine months ended September 30, 2018 and 2017 was $1,054,233 and $921,492, respectively.

All fixed assets are pledged to secure loans from Utica Leasco.

NOTE 5—INTANGIBLE ASSETS

The following provides a breakdown of identifiable intangible assets – Customer Relationships as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Identifiable intangible assets, gross	$34,000	$34,000
Accumulated amortization	(10,767)	(5,667)
Identifiable intangible assets, net	$23,233	$28,333

In connection with the acquisition of Neese, the Company identified intangible assets of $34,000 representing customer relationships. These assets are being amortized on a straight-line basis over their weighted average estimated useful life of 5 years and amortization expense amounted to $5,100 for the nine months ended September 30, 2018.

As of September 30, 2018, the estimated annual amortization expense for each of the next five fiscal years is as follows:

2018 (remainder)	$1,700
2019	6,800
2020	6,800
2021	6,800
2022	1,133
Total	$23,233

NOTE 6—ACQUISITION

On March 3, 2017, our wholly-owned subsidiary 1847 Neese entered into a stock purchase agreement with Neese and Alan Neese and Katherine Neese, pursuant to which 1847 Neese acquired all of the issued and outstanding capital stock of Neese for an aggregate purchase price of: (i) $2,225,000 in cash (subject to certain adjustments); (ii) 450 shares of the common stock of 1847 Neese, constituting 45% of its capital stock; (iii) the issuance of a vesting promissory note in the principal amount of $1,875,000 (which was determined to have a fair value of $395,634; and (iv) the issuance of a short-term promissory note in the principal amount of $1,025,000.

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

Purchase Consideration

Cash Consideration (financed by a Capital Lease–Note 12)	$3,240,000
Add: Subsidiary stock issued as non-controlling interest (Note 15)	852,864
Add: 8% Vesting Promissory Note (Note 11)	395,634
Add: Buyer Short Term Note, at 10% (Note 10)	1,025,000
Total acquisition price	$5,513,498

Assets acquired and liabilities assumed at fair value
Cash	$676,056
Accounts receivable	156,655
Prepaid expenses	90,238
Inventories	1,037,910
Property and equipment	6,167,104
Other assets	85,322
Accounts payable and accrued expenses	(209,913)
Uncertain tax position	(129,000)
Cash payable to seller	(337,645)
Deferred tax liability	(2,079,395)
Other liabilities
Net tangible assets acquired	$5,457,332

Identifiable intangible assets and Goodwill
Intangible assets	$34,000
Goodwill	22,166
Total Identifiable Intangible Assets and Goodwill	$56,166

Total net assets acquired	$5,513,498

The prior year balances have been revised to reflect the finalized purchase price allocation.

The following presents the pro-forma combined results of operations of the Company with Neese as if the entities were combined on January 1, 2017 (before non-controlling interest).

	For the Nine Months Ended September 30,
	2018	2017
Revenues, net	$3,698,755	$4,876,658
Net income (loss) allocable to common shareholders	$(1,019,823)	$(746,566)
Net income (loss) per share	$(0.33)	$(0.24)
Weighted average number of shares outstanding	3,115,625	3,115,625

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

NOTE 8—FLOOR PLAN LOANS PAYABLE

At September 30, 2018, $126,261 of Machinery and Equipment inventory was pledged to secure a floor plan loan from a commercial lender. The Company must remit proceeds from the sale of the secured inventory to the floor plan lender and pays a finance charge that can vary monthly at the option of the lender. The balance of the floor plan payable as of September 30, 2018 and December 31, 2017 amounted to $127,834 and $168,137, respectively.

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

NOTE 10—TERM LOAN

On June 13, 2018, Neese entered into a term loan agreement with Home State Bank, pursuant to which Neese issued a promissory note to Home State Bank in the principal amount of $3,654,074 with an annual interest rate of 6.85%. Pursuant to the terms of the note, Neese will make semi-annual payments of $302,270 beginning on January 20, 2019 and continuing every six months thereafter until July 20, 2020, the maturity date; provided however, that Neese will pay the note in full immediately upon demand by Home State Bank. Proceeds of the loan were used to pay the Home State Bank line of credit (see Note 7), the Home State Bank note payable (see Note 9), and reduce the balance of the Utica capitalized lease (see Note 12). The amount applied to the principal amount of the lease and lease buyout amount was $2,780,052, which amount was net of lien release fees of $124,650 and lease deposit of $72,322. The remaining balance of the lease at September 30, 2018 is $453,235. The transaction resulted in an early extinguishment of debt loss of $500,804 including a $95,130 write-off of unamortized debt issuance costs.

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

The loan is secured by inventory, accounts receivable, and certain fixed assets of Neese. The loan agreement limited the payment of interest on the promissory notes (See Note 11) to $40,000 annually or fees to our manager. We continue to accrue interest and management fee at the contractual amounts. Such accruals (in excess of $40,000 in interest on the promissory notes) are shown as long-term accrued expenses in the accompanying balance sheet as of September 30, 2018.

Following is a summary of payments due on the loan for the succeeding five years:

Amount
2019	$335,635
2020	3,296,939
Total payments	3,632,574
Less current portion of principal payments	(335,635)
Long-term portion of principal payments	$3,296,939

NOTE 11—PROMISSORY NOTES

8% Vesting Promissory Note

As noted above in Note 6, a portion of the purchase price for the acquisition of Neese was paid by the issuance of a vesting promissory note in the principal amount of $1,875,000 (which was determined to have no fair value as of September 30, 2018 and a fair value of $395,634 as of December 31, 2017) by 1847 Neese and Neese to the sellers of Neese. Payment of the principal and accrued interest on the vesting promissory note is subject to vesting and a contingent consideration subject to fair market valuation adjustment at each reporting period. The vesting promissory note bears interest on the vested portion of the principal amount at the rate of eight percent (8%) per annum and is due and payable in full on June 30, 2020 (the “Maturity Date”). The principal of the vesting promissory note vests in accordance with the following formula:

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

10% Promissory Note

As noted above in Note 6, a portion of the purchase price for the acquisition of Neese was paid by the issuance of a promissory note in the principal amount of $1,025,000 by 1847 Neese and Neese to the sellers of Neese. The promissory note bears interest on the outstanding principal amount at the rate of ten percent (10%) per annum and was due and payable in full on March 3, 2018; provided, however, that the unpaid principal, and all accrued, but unpaid, interest thereon shall be prepaid if at any time, and from time to time, the cash on hand of 1847 Neese and Neese exceeds $250,000 and, then, the prepayment shall be equal to the amount of cash in excess of $200,000 until the unpaid principal and accrued, but unpaid, interest thereon is fully prepaid. The promissory note contains the same events of default as the vesting promissory note. The promissory note has not been repaid, thus we are in default under this note. Under terms of the term loan described in Note 10, this note may not be paid until the term loan is paid in full. The payees on the note agreed to the modification of its terms by signing the loan agreement for the Home State Bank term loan. Accordingly, the loan is shown as a long-term liability as of September 30, 2018. Additionally, the term loan lender limits the payment of interest on this note to $40,000 annually. The Company continues to accrue interest at the contract rate; however, given the limitations of the term loan, all accrued interest in excess of $40,000 is included in long-term accrued expenses.

NOTE 12—CAPITALIZED LEASES

The cash portion of the purchase price for the acquisition of Neese (Note 6) was financed under a capital lease transaction for Neese’s equipment with Utica Leaseco, LLC (“Utica”), pursuant to a Master Lease Agreement, dated March 3, 2017, between Utica, as lessor, and 1847 Neese and Neese, as co-lessees (collectively, the “Lessee”). Under the Master Lease Agreement, Utica loaned an aggregate of $3,240,000 for certain of Neese’s equipment listed therein (the “Equipment”), which it leases to the Lessee. The initial term of the Master Lease Agreement was for 51 months. Under the Master Lease Agreement, the Lessee agreed to pay a monthly rent of $53,000 for the first three (3) months, with such amount increasing to $85,322 for the remaining forty-eight (48) months.

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

If any rent is not received by Utica within five (5) calendar days of the due date, the Lessee shall pay a late charge equal to ten (10%) percent of the amount. In addition, in the event that any payment is not processed or is returned on the basis of insufficient funds, upon demand, the Lessee shall pay Utica a charge equal to five percent (5%) of the amount of such payment. The Lessee is also required to pay an annual administration fee of $5,000. Upon the expiration of the term of the Master Lease Agreement, the Lessee is required to pay, together with all other amounts then due and payable under the Master Lease Agreement, in cash, an end of term buyout price equal to the lesser of: (a) $162,000 (five percent (5%) of the Total Invoice Cost (as defined in the Master Lease Agreement)); or (b) the fair market value of the Equipment, as determined by Utica. Upon the expiration of the Amendment to the Master Lease Agreement, the Lessee is required to pay, together with all other amounts then due and payable under the Master Lease Agreement, in cash, an end of term buyout price equal to the lesser of: (a) $49,000 (five percent (5%) of the Total Invoice Cost (as defined in the Master Lease Agreement)); or (b) the fair market value of the Equipment, as determined by Utica.

Provided that no default under the Master Lease Agreement or the Amendment has occurred and is continuing beyond any applicable grace or cure period, the Lessee has an early buy-out option with respect to all but not less than all of the Equipment, upon the payment of any outstanding rental payments or other fees then due, plus an additional amount set forth in the Master Lease Agreement and the Amendment, which represents the anticipated fair market value of the Equipment as of the anticipated end date of the Master Lease Agreement. In addition, the Lessee shall pay to Utica an administrative charge to be determined by Utica to cover its time and expenses incurred in connection with the exercise of the option to purchase, including, but not limited to, reasonable attorney fees and costs. Furthermore, upon the exercise by the Lessee of this option to purchase the Equipment, the Lessee shall pay all sales and transfer taxes and all fees payable to any governmental authority as a result of the transfer of title of the Equipment to Lessee. The early buy-out option is not available on the Amendment to the Master Lease Agreement until after September 30, 2018.

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

On April 18, 2018, Utica, the Lessee, and Ellery W. Roberts, as guarantor under the Master Lease Agreement, entered into a forbearance agreement relating to the non-payment of certain rent payments due under the Master Lease Agreement for the months of March 2018 and April 2018 (the “Forbearance Agreement”). Pursuant to the Forbearance Agreement, Utica agreed to forbear from demanding payment in full and exercising its remedies under the Master Lease Agreement until June 3, 2018. Pursuant to the Forbearance Agreement, the Lessee agreed to, among other things, (i) make the payments set forth in the Forbearance Agreement on or before the dates specified therein, totaling $173,376, (ii) be current on all rent due under Schedule 1 of the Master Lease Agreement by June 3, 2018 and be current on all rent due under Schedule 2 of the Master Lease Agreement by May 30, 2018, (ii) reinstate or renew and continue in effect all insurance as required under the Master Lease Agreement at Lessee’s sole cost and expense, (iv) pay a forbearance fee to Utica totaling $4,500, which shall not be due until termination of the Master Lease Agreement and (v) execute a surrender agreement with respect to the Lessee’s equipment, which will be held in escrow by Utica and not deemed effective unless and until the earlier to occur of: (a) the June 3, 2018, provided liabilities under Master Lease Agreement remain due but unpaid; (b) such time as Utica accelerates due and unpaid liabilities pursuant to the term of the Forbearance Agreement and the Master Lease Agreement; or (c) a default occurs under the Forbearance Agreement or the Master Lease Agreement.

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

If the Company sells equipment, it must remit to Utica the amount loaned against the equipment. Such payments are accumulated and applied to the balance at the end of the lease term. During the nine months ended September 30, 2018, $569,368 of payments, net of $91,500 lien release payments were remitted to Utica.

The assets and liabilities under the master lease agreement are recorded at the fair value of the assets at the time of acquisition.

The Company adopted ASU 2015-03 by deducting $75,895 of net debt issuance costs from the long-term portion of the capital lease. Amortization of debt issuance costs totaled $27,419 for the nine months ended September 30, 2018.

At September 30, 2018, annual minimum future lease payments under this Master Lease Agreement and Amendment are as follows:

Amount
2018 (remainder of year)	$141,875
2019	464,269
2020	464,269
2021	464,269
2022	77,336
Total minimum lease payments	1,612,018
Less amount representing interest	(403,038)
Present value of minimum lease payments	1,208,980
Less current portion of minimum lease	(302,718)
Less debt issuance costs, net	(75,895)
Less payments to Utica for release of lien	-
End of lease buyout payments	87,011
Long-term present value of minimum lease payment	$917,378

The interest rate on the capitalized lease is approximately 15.3%.

NOTE 13—LEASE

The Company leases a piece of equipment on an operating lease. The lease originated in May 2014 for a five year term with annual payments of $11,830. Following is a summary of remaining lease payments:

Amount
2018 (remainder of year)	$2,958
2019	11,830
Total remaining payments	$14,788

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

The services provided by our manager include: conducting general and administrative supervision and oversight of 1847 Neese’s day-to-day business and operations, including, but not limited to, recruiting and hiring of personnel, administration of personnel and personnel benefits, development of administrative policies and procedures, establishment and management of banking services, managing and arranging for the maintaining of liability insurance, arranging for equipment rental, maintenance of all necessary permits and licenses, acquisition of any additional licenses and permits that become necessary, participation in risk management policies and procedures; and overseeing and consulting with respect to 1847 Neese’s business and operational strategies, the implementation of such strategies and the evaluation of such strategies, including, but not limited to, strategies with respect to capital expenditure and expansion programs, acquisitions or dispositions and product or service lines. The Company expensed $187,500 and $145,833 in management fee for the nine months ended September 30, 2018 and 2017, respectively.

Under terms of the term loan from Home State Bank, no fees may be paid to our manager without permission of the bank, which the manager does not expect to be granted within the forthcoming year. Accordingly, $138,308 due the manager is classified as a long-term accrued liability.

Advances

From time to time, the Company has received advances from certain of its officers to meet short-term working capital needs. As of September 30, 2018 and December 31, 2017, a total of $118,833 advances from related parties are outstanding, respectively. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

As of September 30, 2018 and December 31, 2017, our manager has funded the Company $53,808 and $60,870 in related party advances, respectively. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

Promissory Note

On January 3, 2018, we issued a grid promissory note to our manager in the initial principal amount of $50,000. The note provides that we may from time to time request additional advances from our manager up to an aggregate additional amount of $100,000, which will be added to the note if our manager, in its sole discretion, so provides. Interest shall accrue on the unpaid portion of the principal amount and the unpaid portion of all advances outstanding at a fixed rate of 8% per annum, and along with the outstanding portion of the principal amount and the outstanding portion of all advances, shall be payable in one lump sum due on the maturity date, which is the first anniversary of the date of the note. If all or a portion of the principal amount or any advance under the note, or any interest payable thereon is not paid when due (whether at the stated maturity, by acceleration or otherwise), such overdue amount shall bear interest at a rate of 12% per annum. In the event we complete a financing involving at least $500,000, we must, contemporaneously with the closing of such financing transaction, repay the entire outstanding principal and accrued and unpaid interest on the note. The note is unsecured and contains customary events of default. As of September 30, 2018, our manager has advanced $117,000 of the promissory note and we have accrued interest of $4,817.

1847 Management

On October 3, 2017, our board of directors determined to discontinue our management consulting business operated by 1847 Management in order to devote more time and resources to Neese and future acquisitions.

Building Lease

We lease a building from officers of Neese (See Note 16).

NOTE 15—SHAREHOLDERS’ DEFICIT

Allocation Shares

As of September 30, 2018 and December 31, 2017, we had authorized and outstanding 1,000 allocation shares. These allocation shares do not entitle the holder thereof to vote on any matter relating to the Company other than in connection with amendments to our operating agreement and in connection with certain other corporate transactions as specified in our operating agreement.

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

Common Shares

We have authorized 500,000,000 common shares as of September 30, 2018 and December 31, 2017 and we had 3,115,625 common shares issued and outstanding. The common shares entitle the holder thereof to one vote per share on all matters coming before the shareholders of the Company for a vote.

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

During the period ended September 30, 2018, we did not issue any equity securities.

Noncontrolling Interests

Our Company owns 55.0% of 1847 Neese. For financial interests in which the Company owns a controlling financial interest, the Company applies the provisions of ASC 810, which are applicable to reporting the equity and net income or loss attributable to noncontrolling interests. The results of 1847 Neese are included in the consolidated statement of income. The net loss attributable to the 45% non-controlling interest of the subsidiary amount to $624,448 for the nine months ended September 30, 2018 and $552,799 for the period March 3, 2017 through September 30, 2017.

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

Future minimum lease payments are approximately as follows:

Operating Leases
2018 (remainder of the year)	$25,000
2019	100,000
2020	100,000
2021	100,000
2022	100,000
thereafter	441,667
Total minimum lease payments	$886,667

Under terms of the term loan agreement (Note 10), the Company may not pay salary or rent to such officers of Neese in excess of $100,000 per year beginning on the date of the term loan agreement, June 13. 2018. The Company is accruing monthly rent, but because of the limitation in the term loan, $75,000 of accrued rent is classified as a long-term accrued liability.

Corporate office

An office space has been leased on a month-by-month basis.

The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 17—SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10), the Company has analyzed its operations subsequent to September 30, 2018 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements, except as set forth below.

On November 12, 2018, 1847 CB, Inc., a new wholly-owned subsidiary of the Company established in the State of Delaware on November 9, 2018 (“1847 CB”), entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Cornerstone Builders of SW Florida, Inc., a Florida corporation (“Cornerstone”), and Anthony Leopardi (the “Seller”), pursuant to which 1847 CB agreed to acquire all of the issued and outstanding capital stock of Cornerstone for an aggregate purchase price of $18 million in cash, subject to adjustment as described below.

The purchase price is subject to a post-closing working capital adjustment provision. Under this provision, on or before the 75th day following the closing of the acquisition, the purchase price will be adjusted upward if the audited balance sheet of Cornerstone as of the closing date (the “Final Balance Sheet”) indicates working capital that is higher than that shown on the unaudited preliminary balance sheet as of the same date that was prepared by Cornerstone (the “Preliminary Balance Sheet”). The amount of the adjustment would be equal to the difference in working capital amounts. Similarly, if the working capital as shown on the Final Balance Sheet is less than that shown on the Preliminary Balance Sheet, a downward adjustment to the purchase price will be made in the amount of the difference.

In addition to the post-closing working capital adjustment described above, there is a minimum working capital adjustment. “Minimum Working Capital” is defined in the agreement as $300,000. At the closing, if the Minimum Working Capital of Cornerstone exceeds the working capital indicated on the Preliminary Balance Sheet (the “Preliminary Working Capital”), then the purchase price will be reduced at the closing by the amount of such difference. Similarly, if the Preliminary Working Capital exceeds the Minimum Working Capital, then the purchase price will be increased by the difference and all cash or cash equivalents shall be disbursed to the Seller that are in excess of the Minimum Working Capital Amount.

The purchase price will also be reduced by the amount of outstanding indebtedness of Cornerstone existing as of the closing date and the deducted amount will be used to pay off any such indebtedness.

The Purchase Agreement contains customary representations, warranties and covenants, including a covenant that the Seller will not compete with the business of Cornerstone for a period of three (3) years following closing. The Purchase Agreement also contains mutual indemnification for breaches of representations or warranties and failure to perform covenants or obligations contained in the Purchase Agreement. In the case of the indemnification provided by the Seller with respect to breaches of certain non-fundamental representations and warranties, the Seller will only become liable for indemnified losses if the amount exceeds $100,000. Furthermore, the liability of the Seller for breaches of certain non-fundamental representations and warranties shall not exceed the cash portion of the purchase price payable under the Purchase Agreement.

The closing of the Purchase Agreement is subject to customary closing conditions, including, without limitation, the completion of accounting and legal due diligence investigations; the receipt of all authorizations, consents and approvals of all governmental authorities or agencies; the receipt of any required consents of any third parties; the release of any security interests; 1847 CB obtaining the requisite acquisition financing; and delivery of all opinions and documents required for the transfer of shares of Cornerstone to 1847 CB. In addition, the closing is conditioned on affiliates of the Seller transferring title to all real estate that is used in the Cornerstone business to 1847 CB without additional cost.

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

Recent Developments

On November 12, 2018, 1847 CB, Inc., a new wholly-owned subsidiary of our company established in the State of Delaware on November 9, 2018 (which we refer to as 1847 CB, entered into a Stock Purchase Agreement, or the Purchase Agreement, with Cornerstone Builders of SW Florida, Inc., a Florida corporation, or Cornerstone, and Anthony Leopardi, or the Seller, pursuant to which 1847 CB agreed to acquire all of the issued and outstanding capital stock of Cornerstone for an aggregate purchase price of $18 million in cash, subject to adjustment as described below.

The purchase price is subject to a post-closing working capital adjustment provision. Under this provision, on or before the 75th day following the closing of the acquisition, the purchase price will be adjusted upward if the audited balance sheet of Cornerstone as of the closing date, or the Final Balance Sheet, indicates working capital that is higher than that shown on the unaudited preliminary balance sheet as of the same date that was prepared by Cornerstone, or the Preliminary Balance Sheet. The amount of the adjustment would be equal to the difference in working capital amounts. Similarly, if the working capital as shown on the Final Balance Sheet is less than that shown on the Preliminary Balance Sheet, a downward adjustment to the purchase price will be made in the amount of the difference.

In addition to the post-closing working capital adjustment described above, there is a minimum working capital adjustment. “Minimum Working Capital” is defined in the agreement as $300,000. At the closing, if the Minimum Working Capital of Cornerstone exceeds the working capital indicated on the Preliminary Balance Sheet, or the Preliminary Working Capital, then the purchase price will be reduced at the closing by the amount of such difference. Similarly, if the Preliminary Working Capital exceeds the Minimum Working Capital, then the purchase price will be increased by the difference and all cash or cash equivalents shall be disbursed to the Seller that are in excess of the Minimum Working Capital Amount.

The purchase price will also be reduced by the amount of outstanding indebtedness of Cornerstone existing as of the closing date and the deducted amount will be used to pay off any such indebtedness.

The Purchase Agreement contains customary representations, warranties and covenants, including a covenant that the Seller will not compete with the business of Cornerstone for a period of three (3) years following closing. The Purchase Agreement also contains mutual indemnification for breaches of representations or warranties and failure to perform covenants or obligations contained in the Purchase Agreement. In the case of the indemnification provided by the Seller with respect to breaches of certain non-fundamental representations and warranties, the Seller will only become liable for indemnified losses if the amount exceeds $100,000. Furthermore, the liability of the Seller for breaches of certain non-fundamental representations and warranties shall not exceed the cash portion of the purchase price payable under the Purchase Agreement.

The closing of the Purchase Agreement is subject to customary closing conditions, including, without limitation, the completion of accounting and legal due diligence investigations; the receipt of all authorizations, consents and approvals of all governmental authorities or agencies; the receipt of any required consents of any third parties; the release of any security interests; 1847 CB obtaining the requisite acquisition financing; and delivery of all opinions and documents required for the transfer of shares of Cornerstone to 1847 CB. In addition, the closing is conditioned on affiliates of the Seller transferring title to all real estate that is used in the Cornerstone business to 1847 CB without additional cost.

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

Results of Operations

Comparison of Three Months Ended September 30, 2018 and 2017

The following table sets forth key components of our results of operations during the three months ended September 30, 2018 and 2017, both in dollars and as a percentage of our revenue.

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
	Amount	% of Revenue	Amount	% of Revenue
Revenue
Services	$883,460	60.2	$716,331	59.4
Sales of parts and equipment	583,054	39.8	488,791	40.6
Total Revenue	1,466,514	100.0	1,205,122	100.0
Operating expenses
Cost of sales	478,195	32.6	460,847	38.2
Personnel costs	513,912	35.0	494,220	41.0
Depreciation and amortization	346,333	23.6	471,492	39.1
Fuel	279,755	19.1	322,253	26.7
General and administrative	280,679	19.1	383,821	31.9
Total operating expenses	1,898,874	129.4	2,132,632	176.9
Loss from operations	(432,360)	(29.4)	(927,511)	(76.9)
Other income (expense)	-
Financing costs	(8,268)	(0.6)	(12,132)	(1.0)
Write-off of contingent consideration	-	0		0.0
Interest expense	(140,351)	(9.6)	(174,868)	(14.5)
Gain (loss) on sale of fixed assets	-	0	23,271	1.9
Total other income (expense)	(148,619)	(10.2)	(163,729)	(13.6)
Net loss before income taxes	(580,979)	(39.6)	(1,091,240)	(90.5)
Income tax provision (benefit)	(154,600)	(10.5)	(407,465)	(33.8)
Net loss before non-controlling interests	(426,379)	(29.2)	(683,775)	(56.7)
Less net loss attributable to non-controlling interests	(173,217)	(11.8)	(282,952)	(23.5)
Net loss attributable to company shareholders	$(253,162)	(17.4)	$(400,823)	(33.2)

Revenue. We did not generate revenue from our management consulting business for the three months ended September 30, 2018 or September 30, 2017. Our land application business generates revenues through the provision of waste disposal and a variety of land application services, wholesaling of agricultural equipment and parts, local trucking services, various shop services, and other products and services. Revenue from our land application business increased by $261,392, or 21.7%, to $1,466,514 for the three months ended September 30, 2018 from $1,205,122 for the three months ended September 30, 2017. The increase in services revenue results primarily from a $120,000 increase in repair revenue offset by a $27,000 decrease in trucking revenue.

Cost of sales. Our cost of sales, attributable to our land application business, consists of the direct costs of our equipment and parts it sells in its business. Our cost of sales increased by $17,348, or 3.8%, to $478,195 for the three months ended September 30, 2018 from $460,847 for the three months ended September 30, 2017. The increase in cost of sales is attributable to an increase in sales of parts and equipment.

Personnel costs. Personnel costs, attributable to our land application business, include employee salaries and bonuses plus related payroll taxes. It also includes health insurance premiums, 401(k) contributions, and training costs. Our personnel costs increased by $19,692, or 4.0%, to $513,912 for the three months ended September 30, 2018 from $494,220 for the three months ended September 30, 2017. The increase in personnel costs is attributable to increased salaries to the former majority stockholders and a part-time controller beginning in August 2017.

Fuel costs. Fuel costs, attributable to our land application business, include fuel for our on-road trucking and off-road manure spreading services. Our fuel costs decreased by $42,498, or 13.2%, to $279,755 for the three months ended September 30, 2018 from $322,253 for the three months ended September 30, 2017. The decline in fuel is attributable to the decline in trucking revenue and the timing of fuel purchases stored in company tanks.

General and administrative expenses. Our general and administrative expenses consist primarily of professional advisor fees, bad debts reserve and other expenses incurred in connection with general operations. Our total general and administrative expenses decreased by $103,142, or 26.9%, to $280,679 for the three months ended September 30, 2018 from $383,821 for the three months ended September 30, 2017. As a percentage of revenue, general and administrative expenses were 19.1% for the three months ended September 30, 2018 as compared to 31.9% for the three months ended September 30, 2017.

General and administrative expenses for our land application business decreased by $103,142, or 26.9%, to $280,679 for the three months ended September 30, 2018 from $383,821 for the three months ended September 30, 2017. As a percentage of revenue, general and administrative expenses for our land application business were 16.4% for the three months ended September 30, 2018 as compared to 27.4% for the three months ended September 30, 2017. The decrease in general and administrative costs relate a reduction in acquisition related professional fees as compared to the 2017 period. Additionally, repairs to company owned vehicles was less in 2018 as compared to 2017.

General and administrative expenses for our holding company decreased by $13,797, or 25.8%, to $39,582 for the three months ended September 30, 2018, from $53,379 for the three months ended September 30, 2017. The decrease was due to the reduction of professional fees compared to the prior period.

Total other income (expense). We had $148,619 in total other expense, net, for the three months ended September 30, 2018, as compared to other expense, net, of $163,729 for the three months ended September 30, 2017. Other expense in the three months ended September 30, 2018 consisted of financing costs of $8,268 related to our debt restructuring and interest expense of $140,351, while other expense for the three months ended September 30, 2017 consisted of interest expense and amortization of financing costs of $174,868 and $12,132, respectively, related to the Neese financings and a gain on sale of fixed assets of $174,868.

Net loss attributable to company shareholders. As a result of the cumulative effect of the factors described above, our net loss attributable to our shareholders increased to $253,162 for the three months ended September 30, 2018, as compared to $400,823 for the three months ended September 30, 2017.

Comparison of Nine Months Ended September 30, 2018 and 2017

The following table sets forth key components of our results of operations during the nine months ended September 30, 2018 and 2017, both in dollars and as a percentage of our revenue.

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
	Amount	% of Revenue	Amount	% of Revenue
Revenue
Services	$2,543,087	68.8	$2,022,169	58.6
Sales of parts and equipment	1,155,668	31.2	1,427,821	41.4
Total Revenue	3,698,755	100.0	3,449,990	100.0
Operating expenses
Cost of sales	1,034,786	28.0	1,500,280	43.5
Personnel costs	1,498,923	40.5	1,233,591	35.8
Depreciation and amortization	1,054,233	28.5	921,492	26.7
Fuel	761,561	20.6	643,654	18.7
General and administrative	1,191,216	32.3	1,026,588	29.7
Total operating expenses	5,540,719	149.8	5,325,605	154.4
Loss from operations	(1,841,964)	(49.8)	(1,875,615)	(54.4)
Other income (expense)
Financing costs	(528,223)	14.3	(26,606)	(0.8)
Write-off of contingent consideration	395,634	(10.7)	-
Interest expense	(411,880)	11.1	(402,547)	(11.7)
Gain (loss) on sale of fixed assets	(4,008)	0.1	272,743	7.9
Total other income (expense)	(548,477)	14.8	(156,410)	(4.6)
Net loss before income taxes	(2,390,441)	(64.6)	(2,032,025)	(59.1)
Income tax provision (benefit)	(746,100)	(20.2)	(666,788)	(19.3)
Net loss before non-controlling interests	(1,644,341)	(44.4)	(1,365,237)	(39.8)
Less net loss attributable to non-controlling interests	(624,448)	(16.9)	(552,799)	(16.0)
Net loss attributable to company shareholders	$(1,019,893)	(27.5)	$(812,438)	(23.8)

Revenue. We did not generate revenue from our management consulting business for the nine months ended September 30, 2018 or September 30, 2017. Revenue from our land application business, which we acquired on March 3, 2017, was $3,698,755 for the nine months ended September 30, 2018 and $3,449,990 for the period from March 3, 2017 (date of acquisition) through September 30, 2017. Sales of parts and equipment declined $272,000 in the nine-month 2018 period compared to the seven-month 2017 period. In these same periods, service revenue increased $521,000. The increase in service revenue was in trucking, repairs, and various other categories of $271,000 and $351,000, respectively, while waste hauling and other miscellaneous categories in 2018 were $84,000 and $17,000, respectively, below that in 2017.

Cost of sales. Our cost of sales, attributable to our land application business, was $1,034,786 for the nine months ended September 30, 2018 and $1,500,280 for the period from March 3, 2017 (date of acquisition) through September 30, 2017. The decline in cost of sales is attributable to the decline in sales in parts and equipment.

Personnel costs. Our personnel costs, attributable to our land application business, were $1,498,923 for the nine months ended September 30, 2018 and $1,233,591 for the period from March 3, 2017 (date of acquisition) through September 30, 2017. While personnel costs increased $265,000 from the 2017 period to the nine-months ended September 30, 2018, and as a percentage of service revenue, personnel costs decreased from 61% to 59%, respectively.

Fuel costs. Fuel costs, attributable to our land application business, were $761,561 for the nine months ended September 30, 2018 and $643,654 for the period from March 3, 2017 (date of acquisition) through September 30, 2017, an increase of $118,000. The increase in attributable to an increase in trucking revenue and an increase in the market price for fuel.

General and administrative expenses. Our total general and administrative expenses increased by $161,628, or 15.7% to $1,188,216 for the nine months ended September 30, 2018, from $1,026,588 for the nine months ended September 30, 2017. As a percentage of revenue, general and administrative expenses were 32.3% for the nine months ended September 30, 2018.

General and administrative expenses for our land application business amounted to $939,354 for the nine months ended September 30, 2018 and $889,794 for the period from March 3, 2017 (date of acquisition) through September 30, 2017. The primary components for the nine months ended September 30, 2018 were professional fees of $192,333, attributable to audit and related fees and third party advisory fees, management fees of $187,500, and other general and administrative of $559,520. As a percentage of revenue, general and administrative expenses for our land application business amounted to 25.4% for the nine months ended September 30, 2018.

General and administrative expenses for our holding company increased by $115,068, or 84.1%, to $251,862 for the nine months ended September 30, 2018, from $136,794 for the nine months ended September 30, 2017. The increase was due to an increase in professional fees and non-refundable acquisition related costs compared to the prior period.

Total other income (expense). We had $548,477 in total other expense, net, for the nine months ended September 30, 2018, as compared to other expense, net, of $156,410 for the nine months ended September 30, 2017. Other expense in the nine months ended September 30, 2018 consisted of financing costs of $528,223, primarily related to the debt restructuring, interest expense of $411,880, loss on disposal of assets of $4,008, offset by $395,634 upon the write-off of the contingent consideration in the vesting note payable to $0, while other expense for the nine months ended September 30, 2017 consisted of a gain on sale of fixed assets of $272,743, and interest expense and amortization of financing costs of $402,547 and $26,606, respectively, related to the Neese financings.

Net loss attributable to company shareholders. As a result of the cumulative effect of the factors described above, our net loss attributable to our shareholders increased to $1,019,893 for the nine months ended September 30, 2018, as compared to $812,438 for the nine months ended September 30, 2017.

Liquidity and Capital Resources

As of September 30, 2018, we had cash and cash equivalents of $8,983. To date, we have financed our operations primarily through cash flow from operations, augmented by cash proceeds from financing activities, short-term borrowings and equity contributions by our shareholders.

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

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the period indicated:

Cash Flow

	Nine Months Ended September 30,
	2018	2017
Net cash used in operating activities	$(1,075,882)	$(375,967)
Net cash provided by investing activities	200,025	147,287
Net cash provided by financing activities	383,418	515,505
Net increase (decrease) in cash and cash equivalents	(492,439)	286,825
Cash and cash equivalents at beginning of period	501,422	-
Cash and cash equivalent at end of period	$8,983	$286,825

Operating Activities

Net cash used in operating activities was $1,075,882 for the nine months ended September 30, 2018, as compared to $375,967 net cash used in operating activities for the nine months ended September 30, 2017. For the nine months ended September 30, 2018, the net loss of $1,644,341 and a loan contingency write-down of $395,634, offset by loss on disposal of assets of $4,008, amortization of financing costs of $88,481 and depreciation and amortization of $1,054,233, a decrease of current assets of $31,860 and a decrease in current liabilities of $214,489 were the primary drivers of the used in by operating activities. For the nine months ended September 30, 2017, the net loss of $375,967, offset by depreciation of $921,492 and amortization of financing costs of $26,606, and adjusted for a gain on sale of fixed assets of $272,743, an increase in current assets, net, of $376,008 and a decrease in current liabilities, net, of $62,091 were the primary drivers of the cash provided by operating activities.

Investing Activities

Net cash provided by investing activities was $200,025 for the nine months ended September 30, 2018, consisting of $202,025 of proceeds from sale of fixed assets, offset by purchase of equipment in the amount of $2,000. Net cash provided by investing activities was $147,287 for the nine months ended September 30, 2017, consisting of $338,411 from the acquisition of Neese and $550,514 from the proceeds of fixed assets from March 3, 2017 through September 30, 2017, offset by the purchase of $741,638 in equipment for Neese.

Financing Activities

Net cash provided by financing activities was $383,418 for the nine months ended September 30, 2018, as compared to $515,505 net cash provided by financing activities for the nine months ended September 30, 2017. For the nine months ended September 30, 2018, net cash provided by financing activities consisted of proceeds from notes payable in the amount of $3,781,908 and proceeds from related party notes payable in the amount of $117,000, offset by repayment to line of credit in the amount of $675,000, principal payments on the capital lease of $2,746,723 and repayments of notes payable of $93,767. For the nine months ended September 30, 2017, net cash provided by financing activities consisted of proceeds from a line of credit of $350,000 and proceeds from a note payable of $496,178 and payments on notes payable of $180,553, principal payments on the capital lease of $190,123 and advances received from related party of $40,003.

Grid Promissory Note

On January 3, 2018, we issued a grid promissory note to our manager in the initial principal amount of $50,000. The note provides that we may from time to time request additional advances from our manager up to an aggregate additional amount of $100,000, which will be added to the note if our manager, in its sole discretion, so provides. Interest shall accrue on the unpaid portion of the principal amount and the unpaid portion of all advances outstanding at a fixed rate of 8% per annum, and along with the outstanding portion of the principal amount and the outstanding portion of all advances, shall be payable in one lump sum due on the maturity date, which is the first anniversary of the date of the note. If all or a portion of the principal amount or any advance under the note, or any interest payable thereon is not paid when due (whether at the stated maturity, by acceleration or otherwise), such overdue amount shall bear interest at a rate of 12% per annum. In the event we complete a financing involving at least $500,000, we must, contemporaneously with the closing of such financing transaction, repay the entire outstanding principal and accrued and unpaid interest on the note. The note is unsecured and contains customary events of default. As of September 30, 2018, our manager has advanced $117,000 of the promissory note and we have accrued interest of $4,817.

Vesting Promissory Note

A portion of the purchase price for the acquisition of Neese was paid by the issuance of a vesting promissory note in the principal amount of $1,875,000 (which was determined to have no fair value as of September 30, 2018 and a fair value of $395,634 as of December 31, 2017) by 1847 Neese and Neese to the sellers of Neese. Payment of the principal and accrued interest on the vesting promissory note is subject to vesting and a contingent consideration subject to fair market valuation adjustment at each reporting period. The vesting promissory note bears interest on the vested portion of the principal amount at the rate of eight percent (8%) per annum and is due and payable in full on June 30, 2020. The principal of the vesting promissory note vests in accordance with the following formula:

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

10% Promissory Note

A portion of the purchase price for the acquisition of Neese was paid by the issuance of a promissory note in the principal amount of $1,025,000 by 1847 Neese and Neese to the sellers of Neese. The promissory note bears interest on the outstanding principal amount at the rate of ten percent (10%) per annum and was due and payable in full on March 3, 2018; provided, however, that the unpaid principal, and all accrued, but unpaid, interest thereon shall be prepaid if at any time, and from time to time, the cash on hand of 1847 Neese and Neese exceeds $250,000 and, then, the prepayment shall be equal to the amount of cash in excess of $200,000 until the unpaid principal and accrued, but unpaid, interest thereon is fully prepaid. The promissory note contains the same events of default as the vesting promissory note. The promissory note has not been repaid, thus we are in default under this note. Under terms of the term loan described below, this note may not be paid until the term loan is paid in full. The payees on the note agreed to the modification of its terms by signing the loan agreement. Accordingly, the loan is shown as a long-term liability as of September 30, 2018. Additionally, the term loan lender limits the payment of interest on this note to $40,000 annually. The Company continues to accrue interest at the contract rate; however, given the limitations of the term loan, all accrued interest in excess of $40,000 is included in long-term accrued expenses.

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

Master Lease Agreement

The cash portion of the purchase price for the acquisition of Neese was financed under a capital lease transaction for Neese’s equipment with Utica Leaseco, LLC, or Utica, pursuant to a master lease agreement, dated March 3, 2017, between Utica and 1847 Neese and Neese, as co-lessees (collectively, referred to as the Lessee). Under the master lease agreement, Utica loaned an aggregate of $3,240,000 for certain of Neese’s equipment listed therein, which it leases to the Lessee. The initial term of the master lease agreement was for 51 months. Under the master lease agreement, the Lessee agreed to pay a monthly rent of $53,000 for the first three (3) months, with such amount increasing to $85,321.63 for the remaining forty-eight (48) months.

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

On October 31, 2017, the Lessee and Utica entered into a second equipment schedule to the master lease agreement, pursuant to which Utica loaned an aggregate of $980,000 for certain of Neese’s equipment listed therein. The term of the second equipment schedule is 51 months and agreed monthly payments are $25,807.

If any rent is not received by Utica within five (5) calendar days of the due date, the Lessee shall pay a late charge equal to ten (10%) percent of the amount. In addition, in the event that any payment is not processed or is returned on the basis of insufficient funds, upon demand, the Lessee shall pay Utica a charge equal to five percent (5%) of the amount of such payment. The Lessee is also required to pay an annual administration fee of $3,000. Upon the expiration of the term of the master lease agreement, the Lessee is required to pay, together with all other amounts then due and payable under the master lease agreement, in cash, an end of term buyout price equal to the lesser of: (a) five percent (5%) of the Total Invoice Cost (as defined in the master lease agreement); or (b) the fair market value of the equipment, as determined by Utica.

Provided that no default under the master lease agreement has occurred and is continuing beyond any applicable grace or cure period, the Lessee has an early buy-out option with respect to all but not less than all of the equipment, upon the payment of any outstanding rental payments or other fees then due, plus an additional amount set forth in the master lease agreement, which represents the anticipated fair market value of the equipment as of the anticipated end date of the master lease agreement. In addition, the Lessee shall pay to Utica an administrative charge to be determined by Utica to cover its time and expenses incurred in connection with the exercise of the option to purchase, including, but not limited to, reasonable attorney fees and costs. Furthermore, upon the exercise by the Lessee of this option to purchase the equipment, the Lessee shall pay all sales and transfer taxes and all fees payable to any governmental authority as a result of the transfer of title of the equipment to Lessee.

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

On April 18, 2018, Utica, the Lessee, and Ellery W. Roberts, as guarantor under the master lease agreement, entered into a forbearance agreement relating to the non-payment of certain rent payments due under the Master Lease Agreement for the months of March 2018 and April 2018. Pursuant to the forbearance agreement, Utica agreed to forbear from demanding payment in full and exercising its remedies under the master lease agreement until June 3, 2018. Pursuant to the forbearance agreement, the Lessee agreed to, among other things, (i) make the payments set forth in the forbearance agreement on or before the dates specified therein, totaling $173,375.76, (ii) be current on all rent due under Schedule 1 of the master lease agreement by June 3, 2018 and be current on all rent due under Schedule 2 of the master lease agreement by May 30, 2018, (ii) reinstate or renew and continue in effect all insurance as required under the master lease agreement at Lessee’s sole cost and expense, (iv) pay a forbearance fee to Utica totaling $4,500, which shall not be due until termination of the master lease agreement and (v) execute a surrender agreement with respect to the Lessee’s equipment, which will be held in escrow by Utica and not deemed effective unless and until the earlier to occur of: (a) June 3, 2018, provided liabilities under master lease agreement remain due but unpaid; (b) such time as Utica accelerates due and unpaid liabilities pursuant to the term of the forbearance agreement and the master lease agreement; or (c) a default occurs under the forbearance agreement or the master lease agreement.

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

Transaction Price: We agree with our customers on the selling price of each transaction. This transaction price is generally based on the agreed upon service fee. In our contracts with customers, we allocate the entire transaction price to the service fee to the customer, which is the basis for the determination of the relative standalone selling price allocated to each performance obligation. Any sales tax, value added tax, and other tax we collect concurrently with our revenue-producing activities are excluded from revenue. If we continued to apply legacy revenue recognition guidance for the first nine months of 2018, our revenues, gross margin, and net loss would not have changed. See above for the impact of our adoption of ASU No. 2014-09. Substantially all our sales are to businesses, including farmers or municipalities and very little to individuals.

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

The following table presents a reconciliation of net income to EBITDA and adjusted EBITDA for the nine months ended September 30, 2018:

	Nine months Ended September 30, 2018
	Corporate	Neese	Consolidated
Net income (loss)	$(256,679)	$(1,387,662)	$(1,644,341)
Adjusted for:
Provision (benefit) for income taxes	-	(746,100)	(746,100)
Interest expense, net	4,817	407,063	411,880
Depreciation and amortization	-	1,054,233	1,054,233
EBITDA	(251,862)	(672,466)	(924,328)
Early extinguishment of debt	-	528,233	528,223
Write-off of contingent consideration	-	(395,634)	(395,634)
Adjusted EBITDA	(251,862)	(539,867)	(791,729)

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

Nine months Ended September 30, 2018
Net income (loss)	$(1,644,341)
Adjustment to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	1,054,233
Loss on fixed assets	4,008
Amortization of financing costs	88,481
Write-off of contingent consideration	(395,634)
Changes in operating assets and liabilities	(182,629)
Net cash used in operating activities	(1,075,882)
Estimated cash flow available for distribution and reinvestment	$-

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2018. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which we are still in the process of remediating as of September 30, 2018, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 for the description of these weaknesses.

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

During its evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2018, our management identified the following material weaknesses:

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

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, our management has identified the steps necessary to address the material weaknesses, and in the third quarter of fiscal 2018, we continued to implement the following remedial procedures:

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

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during the third quarter of fiscal 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the third quarter of fiscal year 2018 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

During the three month period ended September 30, 2018, we did not repurchase any of our common shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the third quarter of fiscal year 2018 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

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

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1847 HOLDINGS LLC

Date: November 19, 2018	/s/ Ellery W. Roberts
Name: Ellery W. Roberts
Title: Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

