Form 10-K
period 2018-12-31
1847 Holdings LLC
filed 2019-04-15
CIK 1599407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 333-193821

1847 HOLDINGS LLC
(Exact name of registrant as specified in its charter)

Delaware	38-3922937
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

590 Madison Avenue, 21st Floor, New York, NY	10022
(Address of principal executive offices)	(Zip Code)

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 29, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter), there were 3,115,625 shares of the registrant’s common stock issued and outstanding, 2,962,500 of which were held by affiliates of the registrant. The aggregate market value could not be determined because the registrant only had nominal trading volume as of June 30, 2018.

As of April 11, 2019, there were a total of 3,165,625 common shares of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

1847 Holdings LLC

Annual Report on Form 10-K

Year Ended December 31, 2018

INTRODUCTORY NOTES

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

•	“1847 Holdings,” “we,” “our” and “our company” refer to 1847 Holdings LLC, a Delaware limited liability company, and its consolidated subsidiaries;

•	“1847 Neese” refer to our majority-owned subsidiary 1847 Neese Inc., a Delaware corporation;

•	“Neese” refer to 1847 Neese’s wholly-owned subsidiary Neese, Inc., an Iowa corporation;

•	“our manager” refer to 1847 Partners LLC, a Delaware limited liability company;

•	“our shareholders” refer to holders of our common shares;

•	“SEC” refer to the Securities and Exchange Commission;

•	“registration statement” refer to our registration statement on Form S-1 filed with the SEC on October 6, 2017, as amended;

•	“Securities Act” refer to the Securities Act of 1933, as amended; and

•	“Exchange Act” refer to the Securities Exchange Act of 1934, as amended.

Special Note Regarding Forward Looking Statements

Certain information contained in this report includes forward-looking statements. The statements herein which are not historical reflect our current expectations and projections about our company’s future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to our company and our management and our interpretation of what is believed to be significant factors affecting the businesses, including many assumptions regarding future events. The following factors, among others, may affect our forward-looking statements:

•	our ability to successfully identify and acquire additional businesses, and to operate such businesses that we may acquire in the future and to effectively integrate and improve such businesses;

•	our organizational structure, which may limit our ability to meet our dividend and distribution policy;

•	our ability to service and comply with the terms of indebtedness that we expect to incur in the future;

•	our cash flow available for distribution and our ability to make monthly distributions in the future to our shareholders;

•	our ability to pay the management fee, profit allocation and put price to our manager when due;

•	labor disputes, strikes or other employee disputes or grievances;

•	our ability to implement our acquisition and management strategies;

•	the regulatory environment in which our businesses may operate under;

•	trends in the industries in which our businesses may operate;

•	operational costs and expenses, including, energy and labor costs;

•	the competitive environment in which our businesses will operate;

•	changes in general economic or business conditions or economic or demographic trends in the United States including changes in interest rates and inflation;

•	our and our manager’s ability to retain or replace qualified employees of our future businesses and our manager;

•	casualties, condemnation or catastrophic failures with respect to any of our business’ or future business’ facilities;

•	costs and effects of legal and administrative proceedings, settlements, investigations and claims; and

•	extraordinary or force majeure events affecting the business or operations of our future businesses.

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

Stock Splits

On June 9, 2017, we completed a 1-for-25 reverse stock split of our outstanding common shares. As a result of this stock split, our issued and outstanding common shares decreased from 77,887,500 to 3,115,500 shares. On January 22, 2018, we completed a 1-for-5 reverse stock split of our outstanding common shares. As a result of this stock split, our issued and outstanding common shares decreased from 3,115,500 to shares 623,125 shares. On May 10, 2018, we completed a 5-for-1 forward stock split of our outstanding common shares. As a result of this stock split, our issued and outstanding common shares increased from 623,125 to shares 3,115,625 shares. Accordingly, all share and per share information contained in this report has been restated to retroactively show the effect of these stock splits.

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

We will seek to acquire and manage small businesses. We believe that the merger and acquisition market for small businesses is highly fragmented and provides opportunities to purchase businesses at attractive prices. We believe we will be able to acquire small businesses for multiples ranging from three to six times EBITDA. We also believe, and our manager has historically found, that significant opportunities exist to improve the performance of these businesses upon their acquisition.

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

•	we may experience difficulty as we evaluate, acquire and integrate future businesses that we may acquire, which could result in drains on our resources, including the attention of our management, and disruptions of our on-going business;

•	we face competition for businesses that fit our acquisition strategy and, therefore, we may have to acquire targets at sub-optimal prices or, alternatively, forego certain acquisition opportunities; and

•	we may change our management and acquisition strategies without the consent of our shareholders, which may result in a determination by us to pursue riskier business activities.

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

Value Proposition for Business Owners. We employ a creative, flexible approach by tailoring each acquisition structure to meet the specific liquidity needs and certain qualitative objectives of the target’s owners and management team. In addition to serving as an exit pathway for sellers, we seek to align our interests with the sellers by enabling them to retain and/or earn (through incentive compensation) a substantial economic interest in their businesses following the acquisition and by typically allowing the incumbent management team to retain operating control of the acquired operating subsidiary on a day-to-day basis. We believe that our company is an appealing buyer for small business owners and managers due to our track record of capitalizing portfolio companies conservatively, enhancing our ability to execute on its strategic initiatives and adding equity value. As a result, we believe business owners and managers will find in our company to be a dynamic, value-added buyer that brings considerable resources to achieve their strategic, capital and operating needs, resulting in substantial value creation for the operating subsidiary.

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

RECENT DEVEOPMENTS

Goedeker Transaction and Related Financing

Closing of Goedeker Acquisition

On January 18, 2019, our newly formed wholly-owned subsidiary 1847 Goedeker Inc., or 1847 Goedeker, entered into an Asset Purchase Agreement with Goedeker Television Co., Inc., a Missouri corporation, or Goedeker, and Steve Goedeker and Mike Goedeker (referred to herein as the Stockholders), pursuant to which 1847 Goedeker agreed to acquire substantially all of the assets of Goedeker used in its retail appliance and furniture business (referred to herein as the Goedeker Business) for the purchase price described below (we refer to such acquisition as the Goedeker Acquisition).

On March 20, 2019, we formed 1847 Goedeker Holdco Inc., or 1847 Holdco, as a wholly-owned subsidiary in the State of Delaware and then we transferred all of our shares in 1847 Goedeker to 1847 Holdco, such that 1847 Goedeker became a wholly-owned subsidiary of 1847 Holdco.

On April 5, 2019, 1847 Goedeker, 1847 Holdco, Goedeker and the Stockholders entered into an amendment to the Asset Purchase Agreement (we refer to such agreement as amended as the Goedeker Purchase Agreement) and closing of the Acquisition was completed.

Goedeker (www.goedekers.com), headquartered in St. Louis, Missouri, is a one-stop e-commerce destination for home furnishings, including appliances, furniture, bath and kitchen fixtures, décor, lighting and home goods. Founded in 1951, Goedeker has evolved from a local brick and mortar operation serving the St. Louis metro area to a large nationwide omnichannel retailer. While Goedeker still maintains its St. Louis showroom, over 90% of sales are placed through its website. Goedeker offers over 500,000 SKUs organized by category and product features, providing visitors to the site an easy to navigate shopping experience. In 2017, total sales reached approximately $59 million (unaudited) comprised of appliances (73%), furniture (21%) and other product lines.

The aggregate purchase price is $6,200,000 consisting of: (i) $1,500,000 in cash, subject to adjustment; (ii) the issuance of a promissory note in the principal amount of $4,100,000; and (iii) up to $600,000 in Earn Out Payments (as defined below). As additional consideration, 1847 Holdco agreed to issue to each of the Stockholders a number of shares of its common stock equal to a 11.25% non-dilutable interest in all of the issued and outstanding stock of 1847 Holdco as of the closing date.

The cash portion was decreased by the amount of outstanding indebtedness of Goedeker for borrowed money existing as of the closing. As a result, the cash portion was adjusted to $478,000. In addition, the cash portion of the purchase price is subject to a customary post-closing working capital adjustment provision with a target working capital of -$1,802,000 (negative amount).

As noted above, a portion of the purchase price was paid by the issuance by 1847 Goedeker of a 9% Subordinated Promissory Note in the principal amount of $4,100,000, or the Goedeker Note. The Goedeker Note will accrue interest at 9% per annum, amortized on a five-year straight-line basis and payable quarterly in accordance with the amortization schedule attached thereto, and mature on the fifth (5th) anniversary of the closing date. 1847 Goedeker has the right to redeem all or any portion of the Goedeker Note at any time prior to the maturity date without premium or penalty of any kind. The Goedeker Note contains customary events of default, including in the event of (i) non-payment, (ii) a default by 1847 Goedeker of any of its covenants under the Goedeker Purchase Agreement or any other agreement entered into in connection with the Goedeker Purchase Agreement, or a breach of any of representations or warranties under such documents, or (iii) the bankruptcy of 1847 Goedeker. The Goedeker Note also contains a cross default provision, whereby a default under the Revolving Loan or Term Loan (each as described below), will also constitute an event of default under the Goedeker Note.

Goedeker is also entitled to receive the following payments (referred to as the Earn Out Payments) to the extent the Goedeker Business achieves the applicable EBITDA (as defined in the Goedeker Purchase Agreement) targets:

1.	An Earn Out Payment of $200,000 if the EBITDA of the Goedeker Business for the trailing twelve (12) month period from the closing date is $2,500,000 or greater;

2.	An Earn Out Payment of $200,000 if the EBITDA of the Goedeker Business for the trailing twelve (12) month period from the first anniversary of closing date is $2,500,000 or greater; and

3.	An Earn Out Payment of $200,000 if the EBITDA of the Goedeker Business for the trailing twelve (12) month period from the second anniversary of the closing date is $2,500,000 or greater.

To the extent the EBITDA of the Goedeker Business for any applicable period is less than $2,500,000 but greater than $1,500,000, 1847 Goedeker must pay a partial Earn Out Payment to Goedeker in an amount equal to the product determined by multiplying (i) the EBITDA Achievement Percentage by (ii) the applicable Earn Out Payment for such period, where the “Achievement Percentage” is the percentage determined by dividing (A) the amount of (i) the EBITDA of the Goedeker Business for the applicable period less (ii) $1,500,000, by (B) $1,000,000. For avoidance of doubt, no partial Earn Out Payments shall be earned or paid to the extent the EBITDA of the Goedeker Business for any applicable period is equal or less than $1,500,000.

To the extent Goedeker is entitled to all or a portion of an Earn Out Payment, the applicable Earn Out Payment(s) (or portion thereof) shall be paid on the date that is three (3) years from the closing date, and shall accrue interest from the date on which it is determined Goedeker is entitled to such Earn Out Payment (or portion thereof) at a rate equal to five percent (5%) per annum, computed on the basis of a 360 day year for the actual number of days elapsed.

During the earn out periods stated above, 1847 Goedeker agreed to (i) operate the Goedeker Business in the ordinary course of business substantially consistent with past practices, (ii) operate the Goedeker Business as a distinct business entity or division so that its results can be verified for purposes of calculating the Earn Out Payment, and (iii) adequately fund the Goedeker Business during the periods. Furthermore, 1847 Goedeker agreed that it would not, directly or indirectly, take any actions in bad faith that would have the purpose of avoiding the Earn Out Payment.

The rights of Goedeker to receive payments under the Goedeker Note and any Earn Out Payments are subordinate to the rights of Burnley Capital LLC and Small Business Community Capital II, L.P. under separate Subordination Agreements that Goedeker entered into with them on April 5, 2019 in connection with the Acquisition.

The Goedeker Purchase Agreement contains customary representations, warranties and covenants, including a covenant that Goedeker and the Stockholders will not compete with the Goedeker Business for a period of three (3) years following closing. In addition, 1847 Goedeker provided the Stockholders with certain rights to participate in future stock issuances of 1847 Goedeker.

The Goedeker Purchase Agreement also contains mutual indemnification for breaches of representations or warranties and failure to perform covenants or obligations contained in the Goedeker Purchase Agreement. Goedeker and the Stockholders also indemnified 1847 Goedeker for (i) any Excluded Liability (as defined in the Goedeker Purchase Agreement) and (ii) any liability of Goedeker which is not an Assumed Liability (as defined in the Goedeker Purchase Agreement) and which is imposed upon 1847 Goedeker under any bulk transfer law of any jurisdiction or under any common law doctrine of de facto merger or successor liability so long as such liability arises out of the ownership, use or operation of the assets of Goedeker, or the operation or conduct of the Goedeker Business prior to the closing. 1847 Goedeker also indemnified Goedeker and the Stockholders for (i) any Assumed Liability and (ii) any liability (other than any Excluded Liability) asserted by a third party against any of Goedeker or the Stockholders which arises out of the ownership of the Purchased Assets (as defined in the Goedeker Purchase Agreement) after the closing or the operation by 1847 Goedeker of the business conducted with the Purchased Assets after the closing.

In the case of the indemnification provided with respect to breaches of certain non-fundamental representations and warranties, the party will only become liable for indemnified losses if the amount exceeds an aggregate of $50,000, whereupon such party will be liable for all losses relating back to the first dollar. Notwithstanding the foregoing, this threshold limitation shall not apply to claims by 1847 Goedeker for breaches by Goedeker or the Stockholders of certain fundamental representations. Furthermore, 1847 Goedeker’s aggregate remedy with respect to any and all claims for breaches of representations, warranties and covenants by Goedeker or the Stockholders shall not exceed $2,000,000. 1847 Goedeker’s only recourse for indemnification is to set-off the amount of any claims against the amounts due to Goedeker under the note or that would otherwise be owed to Goedeker under the Earn Out Payments.

Pursuant to the Goedeker Purchase Agreement, on April 5, 2019, 1847 Goedeker entered into a Lease Agreement, or the Lease, with S.H.J., L.L.C., a Missouri limited liability company and affiliate of Goedeker. The Lease is for a term five (5) years and provides for a base rent of $45,000 per month. In addition, 1847 Goedeker is responsible for all taxes and insurance premiums during the lease term. In the event of late payment, interest shall accrue on the unpaid amount at the rate of eighteen percent (18%) per annum. The Lease contains customary events of default, including if: (i) 1847 Goedeker shall fail to pay rent within five (5) days after the due date; (ii) any insurance required to be maintained by 1847 Goedeker pursuant to the Lease shall be canceled, terminated, expire, reduced, or materially changed; (iii) 1847 Goedeker shall fail to comply with any term, provision, or covenant of the Lease and shall not begin and pursue with reasonable diligence the cure of such failure within fifteen (15) days after written notice thereof to 1847 Goedeker; (iv) 1847 Goedeker shall become insolvent, make an assignment for the benefit of creditors, or file a petition under any section or chapter of the Bankruptcy Code, or under any similar law or statute of the United States of America or any State thereof; or (v) a receiver or trustee shall be appointed for the leased premises or for all or substantially all of the assets of 1847 Goedeker.

Revolving Loan

On April 5, 2019, 1847 Goedeker, as borrower, and 1847 Holdco entered into a Loan and Security Agreement, or the Revolving Loan Agreement, with Burnley Capital LLC, or Burnley, for revolving loans in an aggregate principal amount that will not exceed the lesser of (i) the Borrowing Base or (ii) $1,500,000 (provided that such amount may be increased to $3,000,000 in Burnley’s sole discretion) (which we refer to as the Revolving Loan Amount) minus reserves established Burnley at any time, or the Reserves, in accordance with the Revolving Loan Agreement (which we refer to as the Revolving Loan). The Borrowing Base means an amount equal to the sum of the following: (i) the product of 85% multiplied by the liquidation value of 1847 Goedeker’s inventory (net of all liquidation costs) identified in the most recent inventory appraisal by an appraiser acceptable to Burnley (ii) multiplied by 1847 Goedeker’s Eligible Inventory (as defined in the Revolving Loan Agreement), valued at the lower of cost or market value, determined on a first-in-first-out basis. In connection with the closing of the Acquisition on April 5, 2019, 1847 Goedeker borrowed $744,000 under the Revolving Loan Agreement and issued a Revolving Note to Burnley in the principal amount of up to $1,500,000.

The Revolving Note matures on April 5, 2022, provided that at Burnley’s sole and absolute discretion, it may agree to extend the maturity date for two successive terms of one year each. The Revolving Note bears interest at a per annum rate equal to the greater of (i) the LIBOR Rate (as defined in the Revolving Loan Agreement) plus 6.00% or (ii) 8.50%; provided that upon an Event of Default (as defined below) all loans, all past due interest and all fees shall bear interest at a per annum rate equal to the foregoing rate plus 3.00%. 1847 Goedeker shall pay interest accrued on the Revolving Note in arrears on the last day of each month commencing on April 30, 2019.

1847 Goedeker may at any time and from time to time prepay the Revolving Note in whole or in part. If at any time the outstanding principal balance on the Revolving Note exceeds the lesser of (i) the difference of the Revolving Facility Amount minus any Reserves and (ii) the Borrowing Base, then 1847 Goedeker shall immediately prepay the Revolving Note in an aggregate amount equal to such excess. In addition, in the event and on each occasion that any Net Proceeds (as defined in the Revolving Loan Agreement) are received by or on behalf of 1847 Goedeker or 1847 Holdco in respect of any Prepayment Event following the occurrence and during the continuance of an Event of Default, 1847 Goedeker shall, immediately after such Net Proceeds are received, prepay the Revolving Note in an aggregate amount equal to 100% of such Net Proceeds. A Prepayment Event means (i) any sale, transfer, merger, liquidation or other disposition (including pursuant to a sale and leaseback transaction) of any property of 1847 Goedeker or 1847 Holdco; (ii) a Change of Control (as defined in the Revolving Loan Agreement); (iii) any casualty or other insured damage to, or any taking under power of eminent domain or by condemnation or similar proceeding of, any property of 1847 Goedeker or 1847 Holdco with a fair value immediately prior to such event equal to or greater than $25,000; (iv) the issuance by 1847 Goedeker of any capital stock or the receipt by 1847 Goedeker of any capital contribution; or (v) the incurrence by 1847 Goedeker or 1847 Holdco of any Indebtedness (as defined in the Revolving Loan Agreement), other than Indebtedness permitted under the Revolving Loan Agreement.

Under the Revolving Loan Agreement, 1847 Goedeker is required to pay a number of fees to Burnley, including the following:

•	an origination fee of $15,000, which was paid at closing on April 5, 2019;

•	a commitment fee during the period from closing to the earlier of the maturity date or termination of Burnley’s commitment to make loans under the Revolving Loan Agreement, which shall accrue at the rate of 0.50% per annum on the average daily difference of the Revolving Facility Amount then in effect minus the sum of the outstanding principal balance of the Burney Note, which such accrued commitment fees are due and payable in arrears on the first day of each calendar month and on the date on which Burnley’s commitment to make loans under the Revolving Loan Agreement terminates, commencing on the first such date to occur after the closing date;

•	an annual loan facility fee equal to 0.75% of the Revolving Commitment (i.e., the maximum amount that 1847 Goedeker may borrow under the Revolving Loan), which is fully earned on the closing date for the term of the loan (including any extension) but shall be due and payable on each anniversary of the closing date;

•	a monthly collateral management fee for monitoring and servicing the Revolving Loan equal to $1,700 per month for the term of Revolving Note, which is fully earned and non-refundable as of the date of the Revolving Loan Agreement, but shall be payable monthly in arrears on the first day of each calendar month; provided that payment of the collateral management fee may be made, at the discretion of Burnley, by application of advances under the Revolving Loan or directly by 1847 Goedeker; and

•	if the Revolving Loan is terminated for any reason, including by Burnley following an Event of Default, then 1847 Goedeker shall pay, as liquidated damages and compensation for the costs of being prepared to make funds available, an amount equal to the Applicable Percentage multiplied by the Revolving Commitment (i.e., the maximum amount that 1847 Goedeker may borrow under the Revolving Loan), wherein the term Applicable Percentage means (i) 3%, in the case of a termination on or prior to the first anniversary of the closing date, (ii) 2%, in the case of a termination after the first anniversary of the closing date but on or prior to the second anniversary thereof, and (iii) 0.5%, in the case of a termination after the second anniversary of the closing date but on or prior to the maturity date.

In addition to the foregoing, 1847 Goedeker was required under the Revolving Loan Agreement and the Term Loan Agreement described below to pay a consulting fee of $150,000 to GVC Financial Services, LLC at closing.

The Revolving Loan Agreement contains customary events of default, including, among others (each of which is referred to as an Event of Default): (i) for failure to pay principal and interest on the Revolving Note when due, or to pay any fees due under the Revolving Loan Agreement; (ii) if any representation, warranty or certification in the Revolving Loan Agreement or any document delivered in connection therewith is incorrect in any material respect; (iii) for failure to perform any covenant or agreement contained in the Revolving Loan Agreement or any document delivered in connection therewith; (iv) for the occurrence of any default in respect of any other Indebtedness of more than $100,000; (v) for any voluntary or involuntary bankruptcy, insolvency or dissolution; (vi) for the occurrence of one or more judgments, non-interlocutory orders, decrees or arbitration awards involving in the aggregate a liability of $25,000 or more; (vii) if 1847 Goedeker or 1847 Holdco, or officer thereof, is charged by a governmental authority, criminally indicted or convicted of a felony under any law that would reasonably be expected to lead to forfeiture of any material portion of collateral, or such entity is subject to an injunction restraining it from conducting its business; (viii) if Burnley determines that a Material Adverse Effect (as defined in the Revolving Loan Agreement) has occurred; (ix) if a Change of Control (as defined in the Revolving Loan Agreement) occurs; (x) if there is any material damage to, loss, theft or destruction of property which causes, for more than thirty consecutive days beyond the coverage period of any applicable business interruption insurance, the cessation or substantial curtailment of revenue producing activities; (xi) if there is a loss, suspension or revocation of, or failure to renew any permit if it could reasonably be expected to have a Material Adverse Effect; and (xii) for the occurrence of any default or event of default under the Term Loan (as defined below), the Goedeker Note, the Leonite Note (as defined below) or any other debt that is subordinated to the Revolving Loan.

The Revolving Loan Agreement contains customary representations, warranties and affirmative and negative financial and other covenants for a loan of this type. The Revolving Note is secured by a first priority security interest in all of the assets of 1847 Goedeker and 1847 Holdco. In connection with such security interest, on April 5, 2019, (i) 1847 Holdco entered into a Pledge Agreement with Burnley, pursuant to which 1847 Holdco pledged the shares of 1847 Goedeker held by it to Burnley, and (ii) 1847 Goedeker entered into a Deposit Account Control Agreement with Burnley, Small Business Community Capital II, L.P. and Montgomery Bank relating to the security interest in 1847 Goedeker’s bank accounts.

In addition, on April 5, 2019, our company entered into a Guaranty with Burnley to guaranty the obligations under the Revolving Loan Agreement upon the occurrence of certain prohibited acts described in the Guaranty.

Term Loan

On April 5, 2019, 1847 Goedeker, as borrower, and 1847 Holdco entered into a Loan and Security Agreement, or the Term Loan Agreement, with Small Business Community Capital II, L.P., or SBCC, for a term loan in the principal amount of $1,500,000 (which we refer to as the Term Loan), pursuant to which 1847 Goedeker issued to SBCC a Term Note in the principal amount of up to $1,500,000 and a ten-year warrant, or the SBCC Warrant, to purchase shares of the most senior capital stock of 1847 Goedeker equal to 5.0% of the outstanding equity securities of 1847 Goedeker on a fully-diluted basis for an aggregate price equal to $100.

The Term Note matures on April 5, 2023 and bears interest at the sum of the Cash Interest Rate (defined as 11% per annum) plus the PIK Interest Rate (defined as 2% per annum); provided that upon an Event of Default all principal, past due interest and all fees shall bear interest at a per annum rate equal to the Cash Interest Rate and the PIK Interest Rate, in each case plus 3.00%. Interest accrued at the Cash Interest Rate shall be due and payable in arrears on the last day of each month commencing May 31, 2019. Interest accrued at the PIK Interest Rate shall be automatically capitalized, compounded and added to the principal amount of the Term Note on each last day of each quarter unless paid in cash on or prior to the last day of each quarter; provided that (i) interest accrued pursuant to an Event of Default shall be payable on demand, and (ii) in the event of any repayment or prepayment, accrued interest on the principal amount repaid or prepaid (including interest accrued at the PIK Interest Rate and not yet added to the principal amount of Term Note) shall be payable on the date of such repayment or prepayment. Notwithstanding the foregoing, all interest on Term Note, whether accrued at the Cash Interest Rate or the PIK Interest Rate, shall be due and payable in cash on the maturity date unless payment is sooner required by the Term Loan Agreement.

1847 Goedeker must repay to SBCC on the last business day of each March, June, September and December, commencing with the last business day of June 2019, an aggregate principal amount of the Term Note equal to $93,750, regardless of any prepayments made, and must pay the unpaid principal on the maturity date unless payment is sooner required by the Term Loan Agreement.

1847 Goedeker may prepay the Term Note in whole or in part from time to time; provided that if such prepayment occurs (i) prior to the first anniversary of the closing date, 1847 Goedeker shall pay SBCC an amount equal to 5.0% of such prepayment, (ii) prior to the second anniversary of the closing date and on or after the first anniversary of the closing date, 1847 Goedeker shall pay SBCC an amount equal to 3.0% of such prepayment, or (iii) prior to the third anniversary of the closing date and on or after the second anniversary of the closing date, 1847 Goedeker shall pay SBCC an amount equal to 1.0% of such prepayment, in each case as liquidated damages for damages for loss of bargain to SBCC. In addition, in the event and on each occasion that any Net Proceeds (as defined in the Term Loan Agreement) are received by or on behalf of 1847 Goedeker or 1847 Holdco in respect of any Prepayment Event (as defined above) following the occurrence and during the continuance of an Event of Default, 1847 Goedeker shall, immediately after such Net Proceeds are received, prepay the Term Note below in an aggregate amount equal to 100% of such Net Proceeds.

Under the Term Loan Agreement, 1847 Goedeker was required at closing to pay an origination fee of $30,000 to SBCC. Also, as described above, GVC Financial Services, LLC was paid a fee of $150,000 in connection with services it provided in connection with the Term Loan and the Revolving Loan.

The Term Loan Agreement contains the same Events of Default as the Revolving Loan Agreement, provided that the reference to the Term Loan in the cross-default provision refers instead to the Revolving Loan.

The Term Loan Agreement contains customary representations, warranties and affirmative and negative financial and other covenants for a loan of this type. The Term Note is secured by a second priority security interest (subordinate to the Revolving Loan) in all of the assets of 1847 Goedeker and 1847 Holdco. In connection with such security interest, on April 5, 2019, (i) 1847 Holdco entered into a Pledge Agreement with SBCC, pursuant to which 1847 Holdco pledged the shares of 1847 Goedeker held by it to SBCC, and (ii) 1847 Goedeker entered Deposit Account Control Agreement with Burnley, SBCC and Montgomery Bank relating to the security interest in 1847 Goedeker’s bank accounts.

In addition, on April 5, 2019, our company entered into a Guaranty with SBCC to guaranty the obligations under the Term Loan Agreement upon the occurrence of certain prohibited acts described in the Guaranty.

Equity-Linked Financing

On April 5, 2019, our company, 1847 Holdco and 1847 Goedeker (collectively referred to for purposes of this section as 1847) entered into a Securities Purchase Agreement, or the Leonite Purchase Agreement, with Leonite Capital LLC, a Delaware limited liability company, or Leonite, pursuant to which 1847 issued to Leonite a secured convertible promissory note in the aggregate principal amount of $714,285.71, or the Leonite Note. As additional consideration for the purchase of the Leonite Note, (i) we issued to Leonite 50,000 common shares, (ii) we issued to Leonite a five-year warrant to purchase 200,000 common shares at an exercise price of $1.25 per share (subject to adjustment), which may be exercised on a cashless basis, or the Leonite Warrant, and (iii) 1847 Holdco issued to Leonite shares of common stock equal to a 7.5% non-dilutable interest in 1847 Holdco.

The Leonite Note carries an original issue discount of $64,285.71 to cover Leonite’s legal fees, accounting fees, due diligence fees and/or other transactional costs incurred in connection with the purchase of the Leonite Note. Therefore, the purchase price of the Leonite Note was $650,000.

The Leonite Note bears interest at the rate of the greater of (i) 12% per annum and (ii) the prime rate as set forth in the Wall Street Journal on April 5, 2019 plus 6.5% guaranteed over the holding period on the unconverted principal amount, on the terms set forth in the Leonite Note (referred to as the Stated Rate). Any amount of principal or interest on the Leonite Note, which is not paid by the maturity date, shall bear interest at the rate at the lesser of 24% per annum or the maximum legal amount permitted by law (referred to as the Default Interest).

Beginning on May 5, 2019 and on the same day of each and every calendar month thereafter throughout the term of the Leonite Note, 1847 shall make monthly payments of interest only due under the Leonite Note to Leonite at the Stated Rate as set forth above. 1847 shall pay to Leonite on an accelerated basis any outstanding principal amount of the Leonite Note, along with accrued, but unpaid interest, from: (i) net proceeds of any future financings by our company, but not its subsidiaries, whether debt or equity, or any other financing proceeds, except any transaction having a specific use of proceeds requirement that such proceeds are to be used exclusively to purchase the assets or equity of an unaffiliated business and the proceeds are used accordingly; (ii) net proceeds from any sale of assets of 1847 or any of its subsidiaries other than sales of assets in the ordinary course of business or receipt by 1847 or any of its subsidiaries of any tax credits, subject to rights of Goedeker, or other financing sources of 1847 (including its subsidiaries) existing prior to the date of the Leonite Note; and (iii) net proceeds from the sale of any assets outside of the ordinary course of business or securities in any subsidiary.

The Leonite Note will mature 12 months from the issue date, or April 5, 2020, at which time the principal amount and all accrued and unpaid interest, if any, and other fees relating to the Leonite Note, will be due and payable. Unless an event of default as set forth in the Leonite Note has occurred, 1847 has the right to prepay principal amount of, and any accrued and unpaid interest on, the Leonite Note at any time prior to the maturity date at 115% of the principal amount, or the Premium, provided, however, that if the prepayment is the result of any of the occurrence of any of the transactions described in subparagraphs (i), (ii) or (iii) above then such prepayment shall be the unpaid principal amount, plus accrued and unpaid interest and other amounts due but without the Premium.

The Leonite Note contains customary events of default, including in the event of (i) non-payment, (ii) a breach by 1847 of its covenants under the Leonite Purchase Agreement or any other agreement entered into in connection with the Leonite Purchase Agreement, or a breach of any of representations or warranties under the Leonite Note, or (iii) the bankruptcy of 1847. The Leonite Note also contains a cross default provision, whereby a default by 1847 of any covenant or other term or condition contained in any of the other financial instrument issued by 1847 to Leonite or any other third party after the passage of all applicable notice and cure or grace periods that results in a material adverse effect shall, at Leonite’s option, be considered a default under the Leonite Note, in which event Leonite shall be entitled to apply all rights and remedies under the terms of the Leonite Note.

Under the Leonite Note, Leonite has the right at any time at its option to convert all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest of the Leonite Note into fully paid and non-assessable common shares or any shares of capital stock or other securities of our company into which such common shares may be changed or reclassified. The number of common shares to be issued upon each conversion of the Leonite Note shall be determined by dividing the Conversion Amount by the applicable conversion price then in effect. The term Conversion Amount means, with respect to any conversion of the Leonite Note, the sum of: (i) the principal amount of the Leonite Note to be converted plus (ii) at Leonite’s option, accrued and unpaid interest, plus (iii) at Leonite’s option, Default Interest, if any, plus (iv) Leonite’s expenses relating to a conversion, plus (v) at Leonite’s option, any amounts owed to Leonite. The conversion price shall be $1.00 per share (referred to as the Fixed Conversion Price) (subject to adjustment as further described in the Leonite Note for common share distributions and splits, certain fundamental transactions, and anti-dilution adjustments), provided that at any time after any event of default under the Leonite Note, the conversion price shall immediately be equal to the lesser of (i) the Fixed Conversion Price less 40%; and (ii) the lowest weighted average price of the common shares during the 21 consecutive trading day period immediately preceding the trading day that 1847 receives a notice of conversion or (iii) the discount to market based on subsequent financings with other investors.

Notwithstanding the foregoing, in no event shall Leonite be entitled to convert any portion of the Leonite Note in excess of that portion of the Leonite Note upon conversion of which the sum of (1) the number of common shares beneficially owned by Leonite and its affiliates (other than common shares which may be deemed beneficially owned through the ownership of the unconverted portion of the Leonite Note or the unexercised or unconverted portion of any other security of our company subject to a limitation on conversion or exercise analogous to the limitations contained in the Leonite Note, and, if applicable, net of any shares that may be deemed to be owned by any person not affiliated with Leonite who has purchased a portion of the Leonite Note from Leonite) and (2) the number of common shares issuable upon the conversion of the portion of the Leonite Note with respect to which the determination of this proviso is being made, would result in beneficial ownership by Leonite and its affiliates of more than 4.99% of the outstanding common shares of our company. Such limitations on conversion may be waived (up to a maximum of 9.99%) by Leonite upon, at its election, not less than 61 days’ prior notice to us, and the provisions of the conversion limitation shall continue to apply until such 61st day (or such later date, as determined by Leonite, as may be specified in such notice of waiver).

The Leonite Warrant also contains an ownership limitation. We shall not effect any exercise of the Leonite Warrant, and Leonite shall not have the right to exercise any portion of the Leonite Warrant, to the extent that after giving effect to issuance of common shares upon exercise the Leonite Warrant, Leonite, together with its affiliates, and any other persons acting as a group together with Leonite or any of its affiliates, would beneficially own in excess of 4.99% of the number of common shares outstanding immediately after giving effect to the issuance of common shares issuable upon exercise of the Leonite Warrant. Upon no fewer than 61 days’ prior notice to us, Leonite may increase or decrease such beneficial ownership limitation provisions and any such increase or decrease will not be effective until the 61st day after such notice is delivered to us.

The Leonite Purchase Agreement contains customary representations, warranties and covenants. In addition, pursuant to the Leonite Purchase Agreement, Leonite was granted piggy-back registration rights with respect to the common shares, the Leonite Warrant and the shares issuable upon exercise of the Leonite Warrant. Also, in the event that we propose to offer and sell our securities in an Equity Financing (as defined in the Leonite Purchase Agreement), Leonite shall have the right, but not the obligation, to participate in the purchase of the securities being offered in such Equity Financing up to an amount equal to the principal amount of the Leonite Note until the earliest of (i) the maturity date, (ii) the date that the Leonite Note and all accrued but unpaid interest shall have been repaid in full, and (iii) the closing date of an Equity Financing in which all, or any remaining portion, of the outstanding principal amount of the Leonite Note along with accrued but unpaid interest thereon shall have been converted, in full, into, and on the same terms as, the securities being offered in such Equity Financing.

In addition, as long as Leonite owns at least five percent (5%) of the securities originally purchased under the Leonite Purchase Agreement, we must timely file (or obtain extensions in respect thereof and file within the applicable grace period) all reports required to be filed us pursuant to the Exchange Act or make publicly available in accordance with Rule 144(c) such information as is required for Leonite to sell the securities under Rule 144. If we fail to remain current in our reporting obligations or to provide currently publicly available information in accordance with Rule 144(c) and such failure extends for a period of more than fifteen trading days (the date which such five trading day-period is exceeded, being referred to as the Event Date), then in addition to any other rights Leonite may have under the Leonite Purchase Agreement or under applicable law, on each such Event Date and on each monthly anniversary of each such Event Date until the information failure is cured, we shall pay to Leonite an amount in cash, as partial liquidated damages and not as a penalty, equal to 0.75% of purchase price paid for the securities held by Leonite at the Event Date with a maximum amount of liquidated damages payable being capped at $150,000.

Concurrently with 1847 and Leonite entering into the Leonite Purchase Agreement and as security for 1847’s obligations thereunder, on April 5, 2019, our company, 1847 Holdco and 1847 Goedeker entered into a Security and Pledge Agreement with Leonite, or the Security Agreement. Pursuant to the Security Agreement, and in order to secure 1847’s timely payment of the Leonite Note and related obligations and the timely performance of each and all of its covenants and obligations under the Leonite Purchase Agreement and related documents, 1847 unconditionally and irrevocably granted, pledged and hypothecated to Leonite a continuing security interest in and to, a lien upon, assignment of, and right of set-off against, all presently existing and hereafter acquired or arising assets. Such security interest is a first priority security interest with respect to the securities that we own in 1847 Holdco and in 1847 Neese, and a third priority security interest with respect to all other assets.

The rights of Leonite to receive payments under the Leonite Note are subordinate to the rights of Burnley and SBCC under separate Subordination Agreements that Leonite entered into with them on April 5, 2019.

Signing of Cornerstone Transaction

On November 12, 2018, our newly formed wholly-owned subsidiary 1847 CB, Inc., or 1847 CB, entered into a Stock Purchase Agreement with Cornerstone Builders of SW Florida, Inc., a Florida corporation, or Cornerstone, and Anthony Leopardi, or the Seller, pursuant to which 1847 CB agreed to acquire all of the issued and outstanding capital stock of Cornerstone. The original purchase price was $18 million in cash, subject to adjustment. On March 13, 2019, the parties amended the Stock Purchase Agreement to, among other things, revise the purchase price.

Cornerstone has been in business since 1988. It has earned a reputation as one of the leading builders of custom kitchen cabinets, bathroom cabinets, countertops, bathroom remodeling and full home remodeling. Cornerstone’s commitment of excellence has allowed it to service more than 20,000 satisfied customers. With over 200 employees, Cornerstone is a one-stop-shop. In addition to laborers and installers, it employs its own licensed contractors for electric, plumbing, cabinet & countertop installers, shower door installers, carpenters, drywall installers, painters, tile and more. Cornerstone has (3) showrooms located in Ft Myers, Naples and Marco Island.

Pursuant to the Stock Purchase Agreement, as amended (referred to as the Cornerstone Purchase Agreement), the purchase is $15,000,000 consisting of: (i) $7,425,000 in cash, subject to adjustment; (ii) a subordinated promissory note in the aggregate principal amount of $3,338,359; and (iii) a subordinated contingent promissory note in the aggregate amount of $4,236,641. The purchase price assumes that 1847 CB will be able to verify through its accounting due diligence that Cornerstone is trending to achieve at least $3,673,000 of EBITDA on an adjusted basis as mutually agreed upon between the 1847 CB and the Seller.

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

As noted above, a portion of the purchase price will be paid by the issuance by 1847 CB to the Seller of a subordinated promissory note in the principal amount of $3,338,359. This note will accrue interest at 8% per annum and will mature on the third anniversary of the closing date, at which time the principal along with any accrued but unpaid interest will be paid in one lump sum. This note will contain customary events of default. The rights of the Seller to receive payments under this note will be subordinate in right to the senior indebtedness of 1847 CB up to a maximum of $7,500,000.

As noted above, a portion of the purchase price will be paid by the issuance by 1847 CB to the Seller of a contingent subordinated promissory note in the principal amount of $4,236,641. This note will accrue interest at 8% per annum. This note will be payable only if Cornerstone achieves a minimum average of $3,673,000 of adjusted EBITDA for the fiscal years ended December 31, 2019, 2020 and 2021, at which time $1,467,731 of the principal, plus accrued but unpaid interest will become immediately due and payable, provided however, that if the actual average adjusted EBITDA for this period exceeds the minimum average adjusted EBITDA, up to a maximum average adjusted EBITDA of $5,509,500, then the amount due and payable under this note will be increased proportionately, up to the full principal, plus accrued but unpaid interest. This note will contain customary events of default. The rights of the Seller to receive payments under this note will be subordinate in right to the senior indebtedness of 1847 CB up to a maximum of $7,500,000.

The Cornerstone Purchase Agreement contains customary representations, warranties and covenants, including a covenant that the Seller will not complete with the business of Cornerstone for a period of three (3) years following closing.

The Cornerstone Purchase Agreement also contains mutual indemnification for breaches of representations or warranties and failure to perform covenants or obligations contained in the Cornerstone Purchase Agreement. In the case of the indemnification provided by the Seller with respect to breaches of certain non-fundamental representations and warranties, the Seller will only become liable for indemnified losses if the amount exceeds $100,000. Furthermore, the liability of the Seller for breaches of certain non-fundamental representations and warranties shall not exceed the cash portion of the purchase price payable under the Cornerstone Purchase Agreement.

The closing of the Cornerstone Purchase Agreement is subject to customary closing conditions, including, without limitation, the completion of accounting and legal due diligence investigations; the receipt of all authorizations, consents and approvals of all governmental authorities or agencies; the receipt of any required consents of any third parties; the release of any security interests; 1847 CB obtaining the requisite acquisition financing; and delivery of all opinions and documents required for the transfer of shares of Cornerstone to 1847 CB.

In addition, the closing is conditioned on affiliates of the Seller transferring title to all real estate that is used in the Cornerstone business to 1847 CB without additional cost.

The Cornerstone Purchase Agreement may be terminated at any time prior to closing by (i) mutual agreement of the parties; (ii) by either 1847 CB or the Seller if any governmental entity has issued an order or taken any other action permanently enjoining, restraining or otherwise prohibiting the transactions contemplated by the Cornerstone Purchase Agreement; (iii) by either 1847 CB or the Seller if the closing does not occur on or before April 15, 2019; provided that the right to terminate will not be available to any party whose breach of any provision of the Cornerstone Purchase Agreement results in the failure of the closing to occur by such time; (iv) by 1847 CB if the Seller or Cornerstone has breached their respective representations and warranties or any covenant or other agreement to be performed by it in a manner such that the closing conditions to be performed by it would not be satisfied; or (v) by the Seller if 1847 CB has breached its representations and warranties or any covenant or other agreement to be performed by it in a manner such that the closing conditions to be performed by it would not be satisfied.

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

On March 3, 2017, our newly formed wholly-owned subsidiary 1847 Neese acquired all of the issued and outstanding capital stock of Neese for an aggregate purchase price of $6,655,000, consisting of: (i) $2,225,000 in cash (subject to certain adjustments); (ii) 450 shares of the common stock of 1847 Neese, valued by the parties at $1,530,000, constituting 45% of its capital stock; (iii) the issuance of a vesting promissory note in the principal amount of $1,875,000 (which was determined to have a fair value of $395,634) due June 30, 2020; and (iv) the issuance of a short-term promissory note in the principal amount of $1,025,000 due March 3, 2018. 1847 Neese was formed in the State of Delaware on October 11, 2016 and Neese was formed in the State of Iowa in January 1993.

On January 10, 2019, in anticipation of signing of the Goedeker Purchase Agreement, we formed 1847 Goedeker as a wholly-owned subsidiary in the State of Delaware. On March 20, 2019, we formed 1847 Holdco as a wholly-owned subsidiary in the State of Delaware. On March 22, 2019, we transferred all of our shares in 1847 Goedeker to 1847 Holdco.

On November 9, 2018, in anticipation of signing of the Cornerstone Purchase Agreement, we formed 1847 CB as a wholly-owned subsidiary in the State of Delaware.

The following chart depicts our current organizational structure.

See “—Our Manager” for more details regarding the ownership of our manager.

OUR MANAGER

Overview of Our Manager

Our manager, 1847 Partners LLC, is a Delaware limited liability company. It has two classes of limited liability interests known as Class A interests and Class B interests. The Class A interests, which give the holder the right to the profit allocation received by our manager as a result of holding our allocation shares, are owned in their entirety by 1847 Partners Class A Member LLC; and the Class B interests, which give the holder the right to all other profits or losses of our manager, including the management fee payable to our manager by us, are owned in their entirety by 1847 Partners Class B Member LLC. 1847 Partners Class A Member LLC is owned 52% by Ellery W. Roberts, our Chief Executive Officer, and 38% by 1847 Founders Capital LLC, which is owned by Edward J. Tobin. 1847 Partners Class B Member LLC is owned 54% by Ellery W. Roberts and 36% by 1847 Founders Capital LLC. Mr. Roberts is also the sole manager of both entities. In the future, Mr. Roberts may cause 1847 Partners Class A Member LLC or 1847 Partners Class B Member LLC to issue units to employees of our manager to incentivize those employees by providing them with the ability to participate in our manager’s incentive allocation and management fee.

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

These relationships with our manager are governed principally by the following agreements:

•	· the management services agreements relating to the services our manager will perform for us and our businesses; and

•	· our company’s operating agreement relating to our manager’s rights with respect to the allocation shares it owns and which contains the supplemental put provision relating to our manager’s right to cause our company to purchase the allocation shares it owns.

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

Our manager entered into offsetting management services agreements with 1847 Neese and 1847 Goedeker and may enter into offsetting management services agreements with our future subsidiaries, which agreements would be in the form prescribed by our management services agreement.

The services that our manager will provide to future subsidiaries under the offsetting management services agreements will include: conducting general and administrative supervision and oversight of the subsidiary’s day-to-day business and operations, including, but not limited to, recruiting and hiring of personnel, administration of personnel and personnel benefits, development of administrative policies and procedures, establishment and management of banking services, managing and arranging for the maintaining of liability insurance, arranging for equipment rental, maintenance of all necessary permits and licenses, acquisition of any additional licenses and permits that become necessary, participation in risk management policies and procedures; and overseeing and consulting with respect to our business and operational strategies, the implementation of such strategies and the evaluation of such strategies, including, but not limited to, strategies with respect to capital expenditure and expansion programs, acquisitions or dispositions and product or service lines. If our manager and the subsidiary do not enter into an offsetting management services agreement, our manager will provide these services for our subsidiaries under our management services agreement.

The offsetting management fee paid to our manager for providing management services to a future subsidiary will vary.

On March 3, 2017, 1847 Neese entered into an offsetting management services agreement with our manager and on April 5, 2019, 1847 Goedeker entered into an offsetting management services agreement with our manager. Pursuant to the offsetting management services agreements, each of 1847 Neese and 1847 Goedeker appointed our manager to provide certain services to it for a quarterly management fee equal to $62,500 per quarter (in the case of 1847 Goedeker, such fee is equal to the greater of $62,500 or 2% of Adjusted Net Assets (as defined in the management services agreement)); provided, however, that (i) pro rated payments shall be made in the first quarter and the last quarter of the term, (ii) if the aggregate amount of management fees paid or to be paid by 1847 Neese or 1847 Goedeker, together with all other management fees paid or to be paid by all other subsidiaries of our company to our manager, in each case, with respect to any fiscal year exceeds, or is expected to exceed, 9.5% of our gross income with respect to such fiscal year, then the management fee to be paid by 1847 Neese or 1847 Goedeker for any remaining fiscal quarters in such fiscal year shall be reduced, on a pro rata basis determined by reference to the management fees to be paid to our manager by all of the subsidiaries of our company, until the aggregate amount of the management fee paid or to be paid by 1847 Neese or 1847 Goedeker, together with all other management fees paid or to be paid by all other subsidiaries of our company to our manager, in each case, with respect to such fiscal year, does not exceed 9.5% of our gross income with respect to such fiscal year, and (iii) if the aggregate amount the management fee paid or to be paid by 1847 Neese or 1847 Goedeker, together with all other management fees paid or to be paid by all other subsidiaries of our company to our manager, in each case, with respect to any fiscal quarter exceeds, or is expected to exceed, the aggregate amount of the management fee (before any adjustment thereto) calculated and payable under the management services agreement, which we refer to as the parent management fee, with respect to such fiscal quarter, then the management fee to be paid by 1847 Neese or 1847 Goedeker for such fiscal quarter shall be reduced, on a pro rata basis, until the aggregate amount of the management fee paid or to be paid by 1847 Neese 1847 Goedeker, together with all other management fees paid or to be paid by all other subsidiaries of our company to our manager, in each case, with respect to such fiscal quarter, does not exceed the parent management fee calculated and payable with respect to such fiscal quarter.

Notwithstanding the foregoing, payment of the management fee to 1847 Goedeker is subordinated to the payment of interest on the Goedeker Note, such that no payment of the management fee may be made if 1847 Goedeker is in default under the Goedeker Note with regard to interest payments and, for the avoidance of doubt, such payment of the management fee will be contingent on 1847 Goedeker being in good standing on all associated loan covenants. In addition, during the period that that any amounts are owed under the Goedeker Note or the Earn Out Payments, the annual management fee shall be capped at $250,000.

In addition, the rights of our manager to receive payments under the 1847 Goedeker offsetting management services agreement are subordinate to the rights of Burnley and SBCC under separate subordination agreements that our entered into with them on April 5, 2019.

Each of 1847 Neese and 1847 Goedeker shall also reimburse our manager for all of its costs and expenses which are specifically approved by its board of directors, including all out-of-pocket costs and expenses, which are actually incurred by our manager or its affiliates on behalf of 1847 Neese or 1847 Goedeker in connection with performing services under the offsetting management services agreements.

The services provided by our manager include: conducting general and administrative supervision and oversight of day-to-day business and operations, including, but not limited to, recruiting and hiring of personnel, administration of personnel and personnel benefits, development of administrative policies and procedures, establishment and management of banking services, managing and arranging for the maintaining of liability insurance, arranging for equipment rental, maintenance of all necessary permits and licenses, acquisition of any additional licenses and permits that become necessary, participation in risk management policies and procedures; and overseeing and consulting with respect to business and operational strategies, the implementation of such strategies and the evaluation of such strategies, including, but not limited to, strategies with respect to capital expenditure and expansion programs, acquisitions or dispositions and product or service lines.

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

The services that our manager will provide to our subsidiaries and future subsidiaries under the transaction services agreements will include the following services that would be provided in connection with a specific transaction identified at the time that the transaction services agreement is entered into: reviewing, evaluating and otherwise familiarizing itself and its affiliates with the business, operations, properties, financial condition and prospects of the future subsidiary and its target acquisition and preparing documentation describing the future subsidiary’s operations, management, historical financial results, projected financial results and any other relevant matters and presenting such documentation and making recommendations with respect thereto to certain of our manager’s affiliates.

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

Our Manager as an Equity Holder

Manager’s Profit Allocation

Our manager owns 100% of the allocation shares of our company, which generally will entitle our manager to receive a 20% profit allocation as a form of preferred distribution. Upon the sale of a company subsidiary, our manager will be paid a profit allocation if the sum of (i) the excess of the gain on the sale of such subsidiary over a high water mark plus (ii) the subsidiary’s net income since its acquisition by our company exceeds the 8% hurdle rate. The 8% hurdle rate is the product of (i) a 2% rate per quarter, multiplied by (ii) the number of quarters such subsidiary was held by our company, multiplied by (iii) the subsidiary’s average share (determined based on gross assets, generally) of our consolidated net equity (determined according to GAAP with certain adjustments). In certain circumstances, after a subsidiary has been held for at least 5 years, our manager may also trigger a profit allocation with respect to such subsidiary (determined based solely on the subsidiary’s net income since its acquisition). The calculation of the profit allocation and the rights of our manager, as the holder of the allocation shares, are governed by the operating agreement.

Our board will have the opportunity to review and approve the calculation of manager’s profit allocation when it becomes due and payable. Our manager will not receive a profit allocation on an annual basis. Instead, our manager will be paid a profit allocation only upon the occurrence of one of the following events, which we refer to collectively as the trigger events:

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

The amount of our manager’s profit allocation will be based on the extent to which the “total profit allocation amount” (as defined below) with respect to any business, as of the last day of any fiscal quarter in which a trigger event occurs, which date we refer to as the “calculation date”, exceeds the relevant hurdle amounts (as described below) with respect to such business, as of such calculation date. Our manager’s profit allocation will be calculated by an administrator, which will be our manager so long as the management services agreement is in effect, and such calculation will be subject to a review and approval process by our company’s board of directors. For this purpose, “total profit allocation amount” will be equal to, with respect to any business as of any calculation date, the sum of:

•	the contribution-based profit (as described below) of such business as of such calculation date, which will be calculated upon the occurrence of any trigger event with respect to such business; plus

•	the excess of the cumulative gains and losses of our company (as described below) over the high water mark (as described below) as of such calculation date, which will only be calculated upon the occurrence of a sale event with respect to such business, and not on a holding event (we generally expect this component to be the most significant component in calculating total profit allocation amount).

Specifically, manager’s profit allocation will be calculated and paid as follows:

•	manager’s profit allocation will not be paid with respect to a trigger event relating to any business if the total profit allocation amount, as of any calculation date, with respect to such business does not exceed such business’ level 1 hurdle amount (based on an 8% annualized hurdle rate, as described below), as of such calculation date; and

•	manager’s profit allocation will be paid with respect to a trigger event relating to any business if the total profit allocation amount, as of any calculation date, with respect to such business exceeds such business’ level 1 hurdle amount, as of such calculation date. Our manager’s profit allocation to be paid with respect to such calculation date will be equal to the sum of the following:

o	100% of such business’ total profit allocation amount, as of such calculation date, with respect to that portion of the total profit allocation amount that exceeds such business’ level 1 hurdle amount (\but is less than or equal to such business’ level 2 hurdle amount (which is based on a 10% annualized hurdle rate, as described below), in each case, as of such calculation date. We refer to this portion of the total profit allocation amount as the “catch-up.” The “catch-up” is intended to provide our manager with an overall profit allocation of 20% of the business’ total profit allocation amount until such business’ level 2 hurdle amount has been reached; plus

o	20% of the total profit allocation amount, as of such calculation date, that exceeds such business’ level 2 hurdle amount as of such calculation date; minus

o	the high water mark allocation, if any, as of such calculation date. The effect of deducting the high water mark allocation is to take into account profit allocations our manager has already received in respect of past gains attributable to previous sale events.

The administrator will calculate our manager’s profit allocation on or promptly following the relevant calculation date, subject to a “true-up” calculation upon availability of audited or unaudited consolidated financial statements, as the case may be, of our company to the extent not available on such calculation date. Any adjustment necessitated by the true-up calculation will be made in connection with the next calculation of manager’s profit allocation. Because of the length of time that may pass between trigger events, there may be a significant delay in our company’s ability to realize the benefit, if any, of a true-up of our manager’s profit allocation.

Once calculated, the administrator will submit the calculation of our manager’s profit allocation, as adjusted pursuant to any true-up, to our company’s board of directors for its review and approval. The board of directors will have ten business days to review and approve the calculation, which approval shall be automatic absent disapproval by the board of directors. Our manager’s profit allocation will be paid ten business days after such approval.

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

For any fiscal quarter in which a trigger event occurs with respect to more than one business, the calculation of our manager’s profit allocation, including the components thereof, will be made with respect to each business in the order in which controlling interests in such businesses were acquired or obtained by our company and the resulting amounts shall be aggregated to determine the total amount of manager’s profit allocation. If controlling interests in two or more businesses were acquired at the same time and such businesses give rise to a calculation of manager’s profit allocation during the same fiscal quarter, then manager’s profit allocation will be further calculated separately for each such business in the order in which such businesses were sold.

As obligations of our company, profit allocations and tax distributions will be paid prior to the payment of distributions to our shareholders. If we do not have sufficient liquid assets to pay the profit allocations or tax distributions when due, we may be required to liquidate assets or incur debt in order to pay such profit allocation. Our manager will have the right to elect to defer the payment of our manager’s profit allocation due on any payment date. Once deferred, our manager may demand payment thereof upon 20 business days’ prior written notice.

Termination of the management services agreement, by any means, will not affect our manager’s rights with respect to the allocation shares that it owns, including its right to receive profit allocations, unless our manager exercises its put right to sell such allocation shares to our company.

Example of Calculation of Manager’s Profit Allocation

Our manager will receive a profit allocation at the end of the fiscal quarter in which a trigger event occurs, as follows (all dollar amounts are in millions):

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

Company A’s contribution-based profit since acquisition is $5

Year 6:

Company B’s contribution-based profit since acquisition is $7

Company B’s average allocated share of our consolidated net equity over its ownership is $25

Company B’s holding period in quarters is 20

Company B’s cumulative gains and losses are $20

Manager elects to have holding period measured for purposes of profit allocation for Company B

Quarterly management fee:		Year 4 A, due to sale	Year 6 B, due to 5 year hold
1	Contribution-based profit since acquisition for respective subsidiary	$5	$7
2	Gain/ Loss on sale of company	25	0
3	Cumulative gains and losses	25	20
4	High water mark prior to transaction	0	20
5	Total Profit Allocation Amount (Line 1 + Line 3)	30	27
6	Business’ holding period in quarters since ownership or last measurement due to holding event	12	20
7	Business’ average allocated share of consolidated net equity	50	25
8	Business’ level 1 hurdle amount (2.00% * Line 6 * Line 7)	12	10
9	Business’ excess over level 1 hurdle amount (Line 5 – Line 8)	18	17
10	Business’ level 2 hurdle amount (125% * Line 8)	15	12.5
11	Allocated to manager as “catch-up” (Line 10 – Line 8)	3	2.5
12	Excess over level 2 hurdle amount (Line 9 – Line 11)	15	14.5
13	Allocated to manager from excess over level 2 hurdle amount (20% * Line 12)	3	2.9
14	Cumulative allocation to manager (Line 11 + Line 13)	6	5.4
15	High water mark allocation (20% * Line 4)	0	4
16	Manager’s Profit Allocation for Current Period (Line 14 – Line 15,> 0)	$6	$1.4

For purposes of calculating profit allocation:

•	An entity’s “adjusted net assets” will be equal to, as of any date, the sum of (i) such entity’s consolidated total assets (as determined in accordance with GAAP) as of such date, plus (ii) the absolute amount of such entity’s consolidated accumulated amortization of intangibles (as determined in accordance with GAAP) as of such date, minus (iii) the absolute amount of such entity’s adjusted total liabilities as of such date.

•	An entity’s “adjusted total liabilities” will be equal to, as of any date, such entity’s consolidated total liabilities (as determined in accordance with GAAP) as of such date after excluding the effect of any outstanding third party indebtedness of such entity.

•	A business’ “allocated share of our company’s overhead” will be equal to, with respect to any measurement period as of any calculation date, the aggregate amount of such business’ quarterly share of our company’s overhead for each fiscal quarter ending during such measurement period.

•	A business’ “average allocated share of our consolidated equity” will be equal to, with respect to any measurement period as of any calculation date, the average (i.e., arithmetic mean) of a business’ quarterly allocated share of our consolidated equity for each fiscal quarter ending during such measurement period.

•	“Capital gains” (i) means, with respect to any entity, capital gains (as determined in accordance with GAAP) that are calculated with respect to the sale of capital stock or assets of such entity and which sale gave rise to a sale event and the calculation of profit allocation and (ii) will be equal to the amount, adjusted for minority interests, by which (x) the net sales price of such capital stock or assets, as the case may be, exceeded (y) the net book value (as determined in accordance with GAAP) of such capital stock or assets, as the case may be, at the time of such sale, as reflected on our company’s consolidated balance sheet prepared in accordance with GAAP; provided, that such amount shall not be less than zero.

•	“Capital losses” (i) means, with respect to any entity, capital losses (as determined in accordance with GAAP) that are calculated with respect to the sale of capital stock or assets of such entity and which sale gave rise to a sale event and the calculation of profit allocation and (ii) will be equal to the amount, adjusted for minority interests, by which (x) the net book value (as determined in accordance with GAAP) of such capital stock or assets, as the case may be, at the time of such sale, as reflected on our consolidated balance sheet prepared in accordance with GAAP, exceeded (y) the net sales price of such capital stock or assets, as the case may be; provided, that such absolute amount thereof shall not be less than zero.

•	Our “consolidated net equity” will be equal to, as of any date, the sum of (i) our consolidated total assets (as determined in accordance with GAAP) as of such date, plus (ii) the aggregate amount of asset impairments (as determined in accordance with GAAP) that were taken relating to any businesses owned by us as of such date, plus (iii) our consolidated accumulated amortization of intangibles (as determined in accordance with GAAP), as of such date minus (iv) our consolidated total liabilities (as determined in accordance with GAAP) as of such date.

•	A business’ “contribution-based profits” will be equal to, for any measurement period as of any calculation date, the sum of (i) the aggregate amount of such business’ net income (loss) (as determined in accordance with GAAP and as adjusted for minority interests) with respect to such measurement period (without giving effect to (x) any capital gains or capital losses realized by such business that arise with respect to the sale of capital stock or assets held by such business and which sale gave rise to a sale event and the calculation of profit allocation or (y) any expense attributable to the accrual or payment of any amount of profit allocation or any amount arising under the supplemental put agreement, in each case, to the extent included in the calculation of such business’ net income (loss)), plus (ii) the absolute aggregate amount of such business’ loan expense with respect to such measurement period, minus (iii) the absolute aggregate amount of such business’ allocated share of our company’s overhead with respect to such measurement period.

•	Our “cumulative capital gains” will be equal to, as of any calculation date, the aggregate amount of capital gains realized by our company as of such calculation date, after giving effect to any capital gains realized by our company on such calculation date, since its inception.

•	Our “cumulative capital losses” will be equal to, as of any calculation date, the aggregate amount of capital losses realized by our company as of such calculation date, after giving effect to any capital losses realized by our company on such calculation date, since its inception.

•	Our “cumulative gains and losses” will be equal to, as of any calculation date, the sum of (i) the amount of cumulative capital gains as of such calculation date, minus (ii) the absolute amount of cumulative capital losses as of such calculation date.

•	The “high water mark” will be equal to, as of any calculation date, the highest positive amount of capital gains and losses as of such calculation date that were calculated in connection with a qualifying trigger event that occurred prior to such calculation date.

•	The “high water mark allocation” will be equal to, as of any calculation date, the product of (i) the amount of the high water mark as of such calculation date, multiplied by (ii) 20%.

•	A business’ “level 1 hurdle amount” will be equal to, as of any calculation date, the product of (i) (x) the quarterly hurdle rate of 2.00% (8% annualized), multiplied by (y) the number of fiscal quarters ending during such business’ measurement period as of such calculation date, multiplied by (ii) a business’ average allocated share of our consolidated equity for each fiscal quarter ending during such measurement period.

•	A business’ “level 2 hurdle amount” will be equal to, as of any calculation date, the product of (i) (x) the quarterly hurdle rate of 2.5% (10% annualized, which is 125% of the 8% annualized hurdle rate), multiplied by (y) the number of fiscal quarters ending during such business’ measurement period as of such calculation date, multiplied by (ii) a business’ average allocated share of our consolidated equity for each fiscal quarter ending during such measurement period.

•	A business’ “loan expense” will be equal to, with respect to any measurement period as of any calculation date, the aggregate amount of all interest or other expenses paid by such business with respect to indebtedness of such business to either our company or other company businesses with respect to such measurement period.

•	The “measurement period” will mean, with respect to any business as of any calculation date, the period from and including the later of (i) the date upon which we acquired a controlling interest in such business and (ii) the immediately preceding calculation date as of which contribution-based profits were calculated with respect to such business and with respect to which profit allocation were paid (or, at the election of the allocation member, deferred) by our company up to and including such calculation date.

•	Our company’s “overhead” will be equal to, with respect to any fiscal quarter, the sum of (i) that portion of our operating expenses (as determined in accordance with GAAP) (without giving effect to any expense attributable to the accrual or payment of any amount of profit allocation or any amount arising under the supplemental put agreement to the extent included in the calculation of our operating expenses), including any management fees actually paid by our company to our manager, with respect to such fiscal quarter that are not attributable to any of the businesses owned by our company (i.e., operating expenses that do not correspond to operating expenses of such businesses with respect to such fiscal quarter), plus (ii) our accrued interest expense (as determined in accordance with GAAP) on any outstanding third party indebtedness of our company with respect to such fiscal quarter, minus (iii) revenue, interest income and other income reflected in our unconsolidated financial statements as prepared in accordance with GAAP.

•	A “qualifying trigger event” will mean, with respect to any business, a trigger event that gave rise to a calculation of total profit allocation with respect to such business as of any calculation date and (ii) where the amount of total profit allocation so calculated as of such calculation date exceeded such business’ level 2 hurdle amount as of such calculation date.

•	A business’ “quarterly allocated share of our consolidated equity” will be equal to, with respect to any fiscal quarter, the product of (i) our consolidated net equity as of the last day of such fiscal quarter, multiplied by (ii) a fraction, the numerator of which is such business’ adjusted net assets as of the last day of such fiscal quarter and the denominator of which is the sum of (x) our adjusted net assets as of the last day of such fiscal quarter, minus (y) the aggregate amount of any cash and cash equivalents as such amount is reflected on our consolidated balance sheet as prepared in accordance with GAAP that is not taken into account in the calculation of any business’ adjusted net assets as of the last day of such fiscal quarter.

•	A business’ “quarterly share of our company’s overhead” will be equal to, with respect to any fiscal quarter, the product of (i) the absolute amount of our company’s overhead with respect to such fiscal quarter, multiplied by (ii) a fraction, the numerator of which is such business’ adjusted net assets as of the last day of such fiscal quarter and the denominator of which is our adjusted net assets as of the last day of such fiscal quarter.

•	An entity’s “third party indebtedness” means any indebtedness of such entity owed to any third party lenders that are not affiliated with such entity.

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

For purposes of this provision, the “put price” is equal to, as of any exercise date, (i) if we terminate the management services agreement, the sum of two separate, independently made calculations of the aggregate amount of manager’s profit allocation as of such exercise date or (ii) if our manager resigns, the average of two separate, independently made calculations of the aggregate amount of manager’s profit allocation as of such exercise date, in each case, calculated assuming that (x) all of the businesses are sold in an orderly fashion for fair market value as of such exercise date in the order in which the controlling interest in each business was acquired or otherwise obtained by our company, (y) the last day of the fiscal quarter ending immediately prior to such exercise date is the relevant calculation date for purposes of calculating manager’s profit allocation as of such exercise date. Each of the two separate, independently made calculations of our manager’s profit allocation for purposes of calculating the put price will be performed by a different investment bank that is engaged by our company at its cost and expense. The put price will be adjusted to account for a final “true-up” of our manager’s profit allocation.

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

Our company’s obligations under the put provision of our operating agreement are absolute and unconditional. In addition, our company will be subject to certain obligations and restrictions upon exercise of our manager’s put right until such time as our company’s obligations under the put provision of our operating agreement, including any related note, have been satisfied in full, including:

•	subject to our company’s right to issue a note in the circumstances described above, our company must use commercially reasonable efforts to raise sufficient debt or equity financing to permit our company to pay the put price or note when due and obtain approvals, waivers and consents or otherwise remove any restrictions imposed under contractual obligations or applicable law or regulations that have the effect of limiting or prohibiting our company from satisfying its obligations under the supplemental put agreement or note;

•	our manager will have the right to have a representative observe meetings of our company’s board of directors and have the right to receive copies of all documents and other information furnished to the board of directors;

•	our company and its businesses will be restricted in their ability to sell or otherwise dispose of their property or assets or any businesses they own and in their ability to incur indebtedness (other than in the ordinary course of business) without granting a lien on the proceeds therefrom to our manager, which lien will secure our company’s obligations under the put provision of our operating agreement or note; and

•	our company will be restricted in its ability to (i) engage in certain mergers or consolidations, (ii) sell, transfer or otherwise dispose of all or a substantial part of its business, property or assets or all or a substantial portion of the stock or beneficial ownership of its businesses or a portion thereof, (iii) liquidate, wind-up or dissolve, (iv) acquire or purchase the property, assets, stock or beneficial ownership or another person, or (v) declare and pay monthly distributions.

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

Products and Services

Waste Disposal and Land Application Services

Neese’s largest revenue source is providing waste disposal and land application services, primarily for the agricultural industry, and to a lesser extent, industrial and municipal customers. Services to the local agricultural and farming communities include manure spreading and land rolling. Neese also has a fleet of trucks that haul products for a variety of customers. Such services accounted for approximately 28.1% of Neese’s total revenues for the year ended December 31, 2018, as compared to approximately 57.8% for the year ended December 31, 2017.

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

Such sales accounted for approximately 36.8% of Neese’s total revenues for the year ended December 31, 2018, as compared to approximately 40.5% for the year ended December 31, 2017.

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

Supplier	Relationship Established (Year)	Product or Service Supplied	Total Purchases (2018)	Total Purchases (2017)	Percent of 2018 Purchases
Nuhn Industries	2002	Agricultural Equipment	$942,611	$955,775	21.4%
Quick Oil Co.	1993	Fuel	662,001	684,106	15.3%
Wellmark	2004	Health insurance	239,700	228,471	5.5%
ComData	2009	Fuel purchases	160,876	137,278	3.7%
Auto owners ins.	1993	Company insurance	154,282	190,702	1.5%
Meyer Mfg	1993	Agricultural Equipment	128,706	133,336	3.0%
Dixie Chopper	2000	Mowers	86,359	170,765	2.0%
Buhler Versatile	2008	Tractors	42,578	155,080	1.0%

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

Sales and Marketing

Neese relies primarily on the following methods to generate new business:

•	one inside salesperson;

•	the founders’ business development efforts;

•	a corporate website: www.neeseinc.com;

•	advertising in local/regional trade publications and newspapers;

•	attending agricultural trade shows; and

•	customer referrals.

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

Customers and Markets

Neese currently serves approximately 700 active accounts. The end user market is the agricultural industry (livestock and crop production markets). Neese also performs work for and sells to industrial and municipal customers. The general service area is within a 60-mile radius of Neese’s headquarters in Grand Junction, Iowa.

We believe that Neese’s established customer base is a strong asset that contributes to its stability and presents opportunities for sales growth. Neese has a diversified customer base without reliance on several large customers. For the year ended December 31, 2018, one customer accounted for more than 10% of sales, and the next largest customer accounted for 4.3% of sales.

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

Intellectual Property

We do not own or license any material intellectual property in connection with the operation of Neese.

Employees

As of December 31, 2018, Neese employed 27 full-time workers and 1 part-time worker, as depicted in the table below.

Department/Function	Full-time Employees	Part-time Employees
Management	2	-
Office Employees	3	-
Truck Drivers	11	-
Mechanics	5	-
General Labor	6	1
TOTALS	27	1

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

Risks Related to Our Business and Structure

We may not be able to effectively integrate the businesses that we may acquire.

Our ability to realize the anticipated benefits of acquisitions will depend on our ability to integrate those businesses with our own. The combination of multiple independent businesses is a complex, costly and time-consuming process and there can be no assurance that we will be able to successfully integrate businesses into our business, or if such integration is successfully accomplished, that such integration will not be costlier or take longer than presently contemplated. Integration of future acquisitions may include various risks and uncertainties, including the factors discussed in the paragraph below. If we cannot successfully integrate and manage the businesses within a reasonable time, we may not be able to realize the potential and anticipated benefits of the such acquisitions, which could have a material adverse effect on our share price, business, cash flows, results of operations and financial position.

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

Our future success depends, to a significant extent, on the continued services of the employees of our manager. The loss of their services may materially adversely affect our ability to manage the operations of our businesses. The employees of our manager may leave our manager and go to companies that compete with us in the future. In addition, we will depend on the assistance provided by our manager’s operating partners in evaluating, performing diligence on and managing our businesses. The loss of any employees of our manager or any of our manager’s operating partners may materially adversely affect our ability to implement or maintain our management strategy or our acquisition strategy.

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

We may experience difficulty as we evaluate, acquire and integrate businesses that we may acquire, which could result in drains on our resources, including the attention of our management, and disruptions of our on-going business.

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

In addition, we may have difficulty effectively integrating and managing acquisitions. The management or improvement of businesses we acquire may be hindered by a number of factors, including limitations in the standards, controls, procedures and policies implemented in connection with such acquisitions. Further, the management of an acquired business may involve a substantial reorganization of the business’ operations resulting in the loss of employees and customers or the disruption of our ongoing businesses. We may experience greater than expected costs or difficulties relating to an acquisition, in which case, we might not achieve the anticipated returns from any particular acquisition.

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

Companies that file reports with the SEC, including us, are subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404. SOX 404 requires management to establish and maintain a system of internal control over financial reporting and annual reports on Form 10-K filed under the Exchange Act to contain a report from management assessing the effectiveness of a company’s internal control over financial reporting. Separately, under SOX 404, as amended by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, public companies that are large accelerated filers or accelerated filers must include in their annual reports on Form 10-K an attestation report of their regular auditors attesting to and reporting on management’s assessment of internal control over financial reporting. Non-accelerated filers and smaller reporting companies, like us, are not required to include an attestation report of their auditors in annual reports.

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

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2018, management identified material weaknesses. These material weaknesses were associated with (i) our lack of appropriate policies and procedures to evaluate the proper accounting and disclosures of key documents and agreements and (ii) our lack of sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of GAAP commensurate with our financial reporting requirements. We are undertaking remedial measures, which measures will take time to implement and test, to address these material weaknesses. There can be no assurance that such measures will be sufficient to remedy the material weaknesses identified or that additional material weaknesses or other control or significant deficiencies will not be identified in the future. If we continue to experience material weaknesses in our internal controls or fail to maintain or implement required new or improved controls, such circumstances could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements, or adversely affect the results of periodic management evaluations and, if required, annual auditor attestation reports. Each of the foregoing results could cause investors to lose confidence in our reported financial information and lead to a decline in our stock price.

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

Our Chief Executive Officer owns 2,625,000 common shares, or approximately 82.9% of our outstanding common shares. Our Chief Executive Officer also controls our manager. As a result, our Chief Executive Officer is able to elect all of our directors, appoint all of our officers, control the shareholder vote on any major decision or corporate action and control our operations. Our Chief Executive Officer can unilaterally decide major corporate actions such as mergers, acquisitions, future securities offerings, amendments to our operating agreement and other significant company events. Our Chief Executive Officer’s unilateral control over us could decrease the price and marketability of our common shares.

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

The cash portion of the acquisition of Neese was financed under a capital lease transaction for Neese’s equipment with Utica Leaseco, LLC, pursuant to a master lease agreement, as amended in October 2017 for the purchase of equipment used in our business, under which we are obligated to repay an aggregate of $1,099,510 as of December 31, 2018 for certain of Neese’s equipment that it leases to 1847 Neese and Neese. In connection with the master lease agreement, we granted Utica Leaseco, LLC a security interest in and lien on all of Neese’s equipment, accounts receivable, general intangibles, inventory and certain other properties.

The master lease agreement contains customary events of default, including non-payment of rent or other payment within five (5) days of the due date, failure to maintain, use or operate the equipment in compliance with applicable law, or failure to perform any other terms, covenants or conditions under the master lease agreement. If an event of default were to occur, Utica Leaseco, LLC may pursue all remedies available to it, including terminating our right to use the equipment and other rights but not our obligations under the master lease agreement, and recover liquidating damages. The loss of our ability to use the equipment could limit our ability to operate and could materially adversely affect our financial condition.

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

Our manager owns all of the allocation shares of our company, which generally will entitle our manager to receive a profit allocation as a form of preferred distribution. In general, this profit allocation is designed to pay our manager 20% of the excess of the gains upon dispositions of our subsidiaries, plus an amount equal to the net income of such subsidiaries since their acquisition by our company, over an annualized hurdle rate. If our manager resigns or is removed, for any reason, it will remain the owner of our allocation shares. It will therefore remain entitled to all profit allocations while it holds our allocation shares regardless of whether it is terminated as our manager. If we terminate our manager, it may therefore be difficult or impossible for us to find a replacement to serve the function of our manager, because we would not be able to force our manager to transfer its allocation shares to a replacement manager so that the replacement manager could be entitled to a profit allocation. Therefore, as a practical matter, it may be difficult for us to replace our manager without its cooperation. If it becomes necessary to replace our manager and we are unable to replace our manager without its cooperation, we may be unable to continue to manage our operations effectively and our business may fail.

If we terminate the management services agreement with our manager, any fees, costs and expenses already earned or otherwise payable to our manager upon termination would become immediately due. Moreover, if our manager were to be removed and our management services agreement terminated by a vote of our board of directors and a majority of our common shares other than common shares beneficially owned by our manager, we would also owe a termination fee to our manager on top of the other fees, costs and expenses. In addition, the management services agreement is silent as to whether termination of our manager “for cause” would result in a termination fee; there is therefore a risk that the agreement may be interpreted to entitle our manager to a termination fee even if terminated “for cause”. The termination fee would equal twice the sum of the amount of the quarterly management fees calculated with respect to the four fiscal quarters immediately preceding the termination date of the management services agreement. As a result, we could incur significant management fees as a result of the termination of our manager, which may increase the risk that our business may be unable to meet its financial obligations or otherwise fail.

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

Under the terms of the management services agreement, our board of directors may, after due consultation with our manager, at any time request that our manager replace any individual seconded to our company, and our manager will, as promptly as practicable, replace any such individual. However, because Mr. Roberts controls our manager, we may have difficulty completely severing ties with Mr. Roberts absent terminating the management services agreement and our relationship with our manager. Further, termination of the management services agreement could give rise to a significant financial obligation of our company, which may have a material adverse effect on our business and financial condition. See “Item 1. Business—Our Manager” for more information about our relationship with our manager.

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

If we do not have sufficient liquid assets to pay the management fee and profit allocation, including the put price, when such payments are due and payable, we may be required to liquidate assets or incur debt in order to make such payments. This circumstance could materially adversely affect our liquidity and ability to make monthly distributions to our shareholders. See “Item 1. Business—Our Manager” for more information about these payment obligations of our company.

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

Our company expects to incur debt that would be treated as “acquisition indebtedness” under section 514 of the Code with respect to certain of its investments. To the extent our company recognizes income from any investment with respect to which there is “acquisition indebtedness” during a taxable year, or to the extent our company recognizes gain from the disposition of any investment with respect to which there is “acquisition indebtedness,” a portion of the income received will be treated as unrelated business taxable income and taxable to tax-exempt investors. In addition, if the IRS successfully asserts that we are engaged in a trade or business for U.S. federal income tax purposes (for example, if it determines we are engaged in a lending business), then tax-exempt and in certain cases non-U.S. holders would be subject to U.S. income tax on any income generated by such business. The foregoing only applies if the amount of such business income does not cause our company to fail to meet the qualifying income test (which would happen if such income exceeded 10% of our gross income, and in which case such failure would cause us to be taxable as a corporation).

A portion of the income arising from an investment in our common shares may be treated as income that is effectively connected with our conduct of a U.S. trade or business, which income would be taxable to holders who are not U.S. taxpayers.

If the IRS successfully asserts that we are engaged in a trade or business in the United States for U.S. federal income tax purposes (for example, if it determines we are engaged in a lending business), then in certain cases non-U.S. holders would be subject to U.S. income tax on any income that is effectively connected with such business. It could also cause the non-U.S. holder to be subject to U.S. federal income tax on a sale of his or her interest in our company under recently enacted tax law. The foregoing only applies if the amount of such business income does not cause our company to fail to meet the qualifying income test (which would happen if such income exceeded 10% of our gross income, and in which case such failure would cause us to be taxable as a corporation).

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

There is presently no demand for our common shares and no active public market exists for our common shares. Our common shares are eligible for quotation on the Pink Open Market operated by OTC Markets Group. The Pink Open Market is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter securities. The Pink Open Market is not an issuer listing service, market or exchange. The requirements for quotation on the Pink Open Market are considerably lower and less regulated than those of an exchange. Because of this, it is possible that fewer brokers or dealers will be interested in making a market in our common shares because the market for such securities is more limited, the stocks are more volatile, and the risk to investors is greater, which may impact the liquidity of our common shares. Even if a market begins to develop in our common shares, the quotation of our common shares on the Pink Open Market may result in a less liquid market available for existing and potential shareholders to trade common shares, could depress the trading price of our common shares and could have a long-term adverse impact on our ability to raise capital in the future. If an active market is never developed for our common shares, it will be difficult or impossible for you to sell any common shares you purchase. In such case, you may find that you are unable to achieve any benefit from your investment or liquidate your shares without considerable delay, if at all.

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

All of the outstanding common shares held by the present officers, directors, and affiliate shareholders are “restricted securities” within the meaning of Rule 144 under the Securities Act. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who is an affiliate or officer or director who has held restricted securities for six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company’s outstanding common shares. There is no limitation on the amount of restricted securities that may be sold by a non-affiliate after the owner has held the restricted securities for a period of six months if our company is a current, reporting company under the Exchange Act. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of common shares of present shareholders, may have a depressive effect upon the price of the common shares in any market that may develop.

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

Approximate Number of Holders of Our Common Stock

As of April 11, 2019, there were approximately 35 holders of record of our common shares. This number excludes the shares owned by shareholders holding shares under nominee security position listings.

Dividend Policy

We intend to pursue a policy of making regular monthly distributions on our outstanding common shares, subject to our operating subsidiaries generating sufficient cash flow to support such regular cash distributions.

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

The declaration and payment of any monthly distribution will be subject to the approval of our board of directors. Our board of directors will take into account such matters as general business conditions, our financial condition, results of operations, capital requirements and any contractual, legal and regulatory restrictions on the payment of distributions by us to our shareholders or by our subsidiaries to us, and any other factors that the board of directors deems relevant. However, even if our board of directors were to decide to declare and pay distributions, our ability to pay such distributions may be adversely impacted due to unknown liabilities, government regulations, financial covenants of the debt of our company, funds needed for acquisitions and to satisfy short- and long-term working capital needs of our businesses, or if our operating subsidiaries do not generate sufficient earnings and cash flow to support the payment of such distributions. In particular, we may incur debt in the future to acquire new businesses, which debt will have substantial debt commitments, which must be satisfied before we can make distributions. These factors could affect our ability to continue to make monthly distributions.

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

Recent Sales of Unregistered Securities

We have not sold any equity securities during the 2018 fiscal year that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2018 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2018.

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

Recent Developments

On April 5, 2019, our newly formed wholly-owned subsidiary 1847 Goedeker acquired all of the assets of Goedeker pursuant to the Goedeker Purchase Agreement and we entered into a number of financing arrangements in connection therewith.

On November 12, 2018, our newly formed wholly-owned subsidiary 1847 CB entered into the Cornerstone Purchase Agreement, which was amended on March 13, 2019, for the purchase of Cornerstone.

See “Item 1. Business—Recent Developments” for a complete description of these agreements.

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

Results of Operations

The following table sets forth key components of our results of operations during the years ended December 31, 2018 and 2017, both in dollars and as a percentage of our revenue.

	Year Ended December 31, 2018		Year Ended December 31, 2017
	Amount	% of Revenue	Amount	% of Revenue
Revenue
Services	$4,631,507	63.2	$3,987,955	62.2
Sales of parts and equipment	2,702,340	36.8	2,422,225	37.8
Other	-	-	440	-
Total revenue	7,333,847	100.0	6,410,620	100.0
Operating expenses
Cost of sales	2,370,757	32.3	1,904,712	29.7
Personnel costs	2,269,059	30.9	2,061,932	32.2
Depreciation and amortization	1,441,898	19.7	1,125,667	17.6
Fuel	1,117,045	15.2	700,315	10.9
General and administrative	1,653,683	22.6	2,006,092	31.3
Total operating expenses	8,852,442	120.7	7,798,718	121.7
Loss from operations	(1,518,595)	(20.7)	(1,388,098)	(21.6)
Other income (loss)
Financing costs	(536,491)	(7.3)	(29,282)	(0.5)
Write-down of assets	(129,400)	(1.8)	-	-
Write-off of contingent consideration	395,634	5.4	-	-
Interest expense	(562,629)	(7.7)	(616,383)	(9.6)
Gain (loss) on sale of fixed assets	28,408	0.4	275,499	4.3
Total other income (loss)	(804,478)	(11.0)	(370,166)	(5.8)
Net loss before income taxes	(2,323,073)	(31.7)	(1,758,264)	(27.4)
Income tax provision (benefit)	(781,200)	(10.7)	(1,090,088)	(17.0)
Net loss before non-controlling interests	(1,541,873)	(21.0)	(668,176)	(10.4)
Less net loss attributable to non-controlling interests	(546,513)	(7.5)	(194,339)	(3.0)
Net loss attributable to company shareholders	$(995,360)	(13.5)	$(473,837)	(7.4)

Revenue. We did not generate revenue from our management consulting business for the years ended December 31, 2018 or 2017. Our land application business generates revenues through the provision of waste disposal and a variety of land application services, wholesaling of agricultural equipment and parts, local trucking services, various shop services, and other products and services. Revenue from our land application business, which we acquired on March 3, 2017, was $7,333,847 for the year ended December 31, 2018 and $6,410,620 for the period from March 3, 2017 (date of acquisition) through December 31, 2017. Services revenue increased by $643,552 in the year ended December 31, 2018 compared to the ten-month 2017 period. In these same periods, sales of parts and equipment increased by $280,115 in the year ended December 31, 2018 compared to the ten-month 2017 period. The increase in service revenue was in trucking of $303,000, repairs of $221,000, and various other categories. In addition, there was a net increase of $75,000 in the other categories of service revenue.

Cost of sales. Our cost of sales, attributable to our land application business, consists of the direct costs of our equipment and parts it sells in its business. Our cost of sales was $2,370,757 for the year ended December 31, 2018 and $1,904,712 for the period from March 3, 2017 (date of acquisition) through December 31, 2017. The increase in cost of sales is attributable to the increase in sales in parts and equipment and a decline in profit margin that is a result of pricing pressure in the farm equipment market.

Personnel costs. Personnel costs, attributable to our land application business, include employee salaries and bonuses plus related payroll taxes. It also includes health insurance premiums, 401(k) contributions, and training costs. Our personnel costs were $2,269,059 for the year ended December 31, 2018 and $2,061,932 for the period from March 3, 2017 (date of acquisition) through December 31, 2017. While personnel costs increased by $207,127 from the 2017 period to the year ended December 31, 2018, as a percentage of service revenue, personnel costs decreased from 52% to 49%, respectively.

Fuel costs. Fuel costs, attributable to our land application business, include fuel for our on-road trucking and off-road manure spreading services. Fuel costs were $1,117,045 for the year ended December 31, 2018 and $700,315 for the period from March 3, 2017 (date of acquisition) through December 31, 2017, an increase of $416,730. The increase in attributable to an increase in trucking revenue and an increase in the market price for fuel.

General and administrative expenses. Our general and administrative expenses consist primarily of professional advisor fees, bad debts reserve and other expenses incurred in connection with general operations. Our total general and administrative expenses decreased by $352,409 to $1,653,683 for the year ended December 31, 2018, from $2,006,092 for the year ended December 31, 2017. As a percentage of revenue, general and administrative expenses was 22.6% and 31.3% for the years ended December 31, 2018 and 2017, respectively.

General and administrative expenses for our land application business amounted to $1,333,833 for the year ended December 31, 2018 and $1,769,781 for the period from March 3, 2017 (date of acquisition) through December 31, 2017. The primary components for the year ended December 31, 2018 were professional fees of $235,000, attributable to audit and related fees and third party advisory fees, management fees of $250,000, employee health and general insurance of $469,000, and other general and administrative of $380,000. As a percentage of revenue, general and administrative expenses for our land application business amounted to 18.2% and 27.6% for the year ended December 31, 2018 and period from March 3, 2017 (date of acquisition) through December 31, 2017, respectively.

General and administrative expenses for our holding company increased by $83,539, or 35.4%, to $319,850 for the year ended December 31, 2018, from $236,311 for the year ended December 31, 2017. The increase was due to an increase in professional fees and non-refundable acquisition related costs compared to the prior year.

Total other income (loss). We had $804,478 in total other loss, net, for the year ended December 31, 2018, as compared to other loss, net, of $370,166 for the year ended December 31, 2017. Other loss in the year ended December 31, 2018 consisted of financing costs of $536,491, primarily related to the debt restructuring, interest expense of $562,629, and loss on asset write-down of $129,400 offset by $395,634 upon the write-off of the contingent consideration in the vesting note payable to $0 and gain on sale of fixed assets of $28,408, while other loss for the year ended December 31, 2017 consisted of a gain on sale of fixed assets of $275,499 and interest expense and amortization of financing costs of $29,282 and $616,383, respectively, related to the Neese’s financings.

Net loss attributable to company shareholders. As a result of the cumulative effect of the factors described above, our net loss attributable to our shareholders increased to $995,360 for the year ended December 31, 2018, as compared to $473,837 for the year ended December 31, 2017.

Liquidity and Capital Resources

As of December 31, 2018, we had cash and cash equivalents of $333,880. To date, we have financed our operations primarily through cash flow from operations, augmented by cash proceeds from financing activities, short-term borrowings and equity contributions by our shareholders.

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

Our manager, as holder of 100% of our allocation shares, is entitled to receive a twenty percent (20%) profit allocation as a form of preferred equity distribution, subject to an annual hurdle rate of eight percent (8%), as follows. Upon the sale of a company subsidiary, our manager will be paid a profit allocation if the sum of (i) the excess of the gain on the sale of such subsidiary over a high water mark plus (ii) the subsidiary’s net income since its acquisition by our company exceeds the 8% hurdle rate. The 8% hurdle rate is the product of (i) a 2% rate per quarter, multiplied by (ii) the number of quarters such subsidiary was held by our company, multiplied by (iii) the subsidiary’s average share (determined based on gross assets, generally) of our company’s consolidated net equity (determined according to GAAP with certain adjustments). In certain circumstances, after a subsidiary has been held for at least 5 years, our manager may also trigger a profit allocation with respect to such subsidiary (determined based solely on the subsidiary’s net income since its acquisition). The amount of profit allocation may represent a significant cash payment and is senior in right to payments of distributions to our shareholders. Therefore, the amount of profit allocation paid, when paid, will reduce the amount of cash available to our company for its operating and investing activities, including future acquisitions. See “Item 1. Business—Our Manager—Our Manager as an Equity Holder—Manager’s Profit Allocation” for more information on the calculation of the profit allocation.

Our operating agreement also contains a supplemental put provision, which gives our manager the right, subject to certain conditions, to cause our company to purchase the allocation shares then owned by our manager upon termination of the management services agreement. The amount of put price under the supplemental put provision is determined by assuming all of our subsidiaries are sold at that time for their fair market value and then calculating the amount of profit allocation would be payable in such a case. If the management services agreement is terminated for any reason other than our manager’s resignation, the payment to our manager could be as much as twice the amount of such hypothetical profit allocation. As is the case with profit allocation, the calculation of the put price is complex and based on many factors that cannot be predicted with any certainty at this time. See “Item 1. Business—Our Manager—Our Manager as an Equity Holder—Supplemental Put Provision” for more information on the calculation of the put price. The put price obligation, if our manager exercises its put right, will represent a significant cash payment and is senior in right to payments of distributions to our shareholders. Therefore, the amount of put price will reduce the amount of cash available to our company for its operating and investing activities, including future acquisitions.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report:

Cash Flow

	Year Ended December 31,
	2018	2017
Net cash used in operating activities	$(127,005)	$(416,695)
Net cash provided by (used in) investing activities	309,968	(438,206)
Net cash provided by (used in) financing activities	(350,505)	1,356,323
Net increase (decrease) in cash and cash equivalents	(167,542)	501,422
Cash and cash equivalents at beginning of year	501,422	-
Cash and cash equivalent at end of year	$333,880	$501,422

Net cash used in operating activities was $127,005 for the year ended December 31, 2018, as compared to $416,695 for the year ended December 31, 2017. For the year ended December 31, 2018, the net loss of $1,541,873, a decrease in deferred tax liability and prepaid tax of $742,000, a loan contingency write-down of $395,634, a gain on sale of fixed assets of $28,408, and an increase in accounts receivable of $239,205, offset by depreciation and amortization of $1,441,898, loss of extinguishment of debt of $536,534, a loss on write-off of assets of $129,400, amortization of financing costs of $29,239, an increase in accounts payable and accrued expenses of $433,736, and a decrease of inventory of $240,353, were the primary drivers of the used in by operating activities. For the year ended December 31, 2017, the net loss of $668,176, a decrease in deferred tax liability and prepaid tax of $1,173,994, a gain on sale of fixed assets of $275,499, and an increase in accounts receivable of $153,667, offset by depreciation and amortization of $1,125,667, an increase in accounts payable and accrued expenses of $452,026, and a decrease in inventory of $201,339 were the primary drivers of the cash provided by operating activities.

Net cash provided by investing activities was $309,968 for the year ended December 31, 2018, consisting of $320,775 of proceeds from sale of fixed assets, offset by purchase of equipment in the amount of $10,807. Net cash used in investing activities was $438,206 for the year ended December 31, 2017, consisting of $338,411 from the acquisition of Neese and $369,272 from the proceeds of fixed assets from March 3, 2017 through December 31, 2017, offset by the purchase of $1,145,889 in equipment for Neese.

Net cash used in financing activities was $350,505 for the year ended December 31, 2018, as compared to net cash provided by financing activities of $1,356,323 for the year ended December 31, 2017. For the year ended December 31, 2018, net cash used in financing activities consisted of proceeds from notes payable in the amount of $16,297 and proceeds from related party notes payable in the amount of $117,000, offset by principal payments on the capital lease of $596,405, repayment to line of credit in the amount of $275,000, and repayments of notes payable of $75,534. For the year ended December 31, 2017, net cash provided by financing activities consisted of proceeds from a line of credit of $675,000, proceeds from a capital lease obligation of $759,650, and proceeds from a note payable of $397,464, offset by principal payments on the capital lease of $150,594 and repayments of notes payable $325,197.

Grid Promissory Note

On January 3, 2018, we issued a grid promissory note to our manager in the initial principal amount of $50,000. The note provides that we may from time to time request additional advances from our manager up to an aggregate additional amount of $100,000, which will be added to the note if our manager, in its sole discretion, so provides. Interest shall accrue on the unpaid portion of the principal amount and the unpaid portion of all advances outstanding at a fixed rate of 8% per annum, and along with the outstanding portion of the principal amount and the outstanding portion of all advances, shall be payable in one lump sum due on the maturity date, which was the first anniversary of the date of the note. The maturity date of the grid promissory note was extended until January 3, 2021. If all or a portion of the principal amount or any advance under the note, or any interest payable thereon is not paid when due (whether at the stated maturity, by acceleration or otherwise), such overdue amount shall bear interest at a rate of 12% per annum. In the event we complete a financing involving at least $500,000, we must, contemporaneously with the closing of such financing transaction, repay the entire outstanding principal and accrued and unpaid interest on the note. The note is unsecured and contains customary events of default. As of December 31, 2018, our manager has advanced $117,000 of the promissory note and we have accrued interest of $7,549.

Vesting Promissory Note

A portion of the purchase price for the acquisition of Neese was paid by the issuance of a vesting promissory note in the principal amount of $1,875,000 (which was determined to have no fair value as of December 31, 2018 and a fair value of $395,634 as of December 31, 2017) by 1847 Neese and Neese to the sellers of Neese. Payment of the principal and accrued interest on the vesting promissory note is subject to vesting and a contingent consideration subject to fair market valuation adjustment at each reporting period. The vesting promissory note bears interest on the vested portion of the principal amount at the rate of eight percent (8%) per annum and is due and payable in full on June 30, 2020. The principal of the vesting promissory note vests in accordance with the following formula:

•	Fiscal Year 2017: If Adjusted EBITDA for the fiscal year ending December 31, 2017 exceeds an Adjusted EBITDA target of $1,300,000 (referred to as the Adjusted EBITDA Target), then a portion of the principal amount of the vesting promissory note that is equal to sixty percent (60%) of such excess shall vest. Interest shall be payable on such vested portion of principal from January 1, 2017 through the maturity date. For the year ended December 31, 2017, Adjusted EBITDA was $788,958, below the threshold amount of $1,300,000, therefore no portion of the note vested in fiscal year 2017.

•	Fiscal Year 2018: If Adjusted EBITDA for the fiscal year ending December 31, 2018 exceeds the Adjusted EBITDA Target, then a portion of the principal amount of the vesting promissory note that is equal to sixty percent (60%) of such excess shall vest. Interest shall be payable on such vested portion of principal from January 1, 2018 through the maturity date. For the year ended December 31, 2018, Adjusted EBITDA was approximately $320,000, below the threshold amount of $1,300,000, therefore no portion of the note vested in fiscal year 2018.

•	Fiscal Year 2019: If Adjusted EBITDA for the fiscal year ending December 31, 2019 exceeds the Adjusted EBITDA Target, then a portion of the principal amount of the vesting promissory note that is equal to sixty percent (60%) of such excess shall vest. Interest shall be payable on such vested portion of principal from January 1, 2019 through the maturity date.

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

10% Promissory Note

A portion of the purchase price for the acquisition of Neese was paid by the issuance of a promissory note in the principal amount of $1,025,000 by 1847 Neese and Neese to the sellers of Neese. The promissory note bears interest on the outstanding principal amount at the rate of ten percent (10%) per annum and was due and payable in full on March 3, 2018; provided, however, that the unpaid principal, and all accrued, but unpaid, interest thereon shall be prepaid if at any time, and from time to time, the cash on hand of 1847 Neese and Neese exceeds $250,000 and, then, the prepayment shall be equal to the amount of cash in excess of $200,000 until the unpaid principal and accrued, but unpaid, interest thereon is fully prepaid. The promissory note contains the same events of default as the vesting promissory note. The promissory note has not been repaid, thus we are in default under this note. Under terms of the term loan described below, this note may not be paid until the term loan is paid in full. The payees on the note agreed to the modification of its terms by signing the loan agreement. Accordingly, the loan is shown as a long-term liability as of December 31, 2018. Additionally, the term loan lender limits the payment of interest on this note to $40,000 annually. We continue to accrue interest at the contract rate; however, given the limitations of the term loan, all accrued interest in excess of $40,000 is included in long-term accrued expenses.

Line of Credit

On September 26, 2017, Neese entered into a promissory note and security agreement with Home State Bank governing a new revolving credit facility in a principal amount not to exceed $1,000,000. Availability of borrowings under this loan agreement from time to time was subject to discretionary advances approved by Home State Bank. The outstanding principal balance amounted to $675,000 as of December 31, 2017 and the loan bore interest at 4.85%. The loan was due September 1, 2018. This line of credit was paid off with proceeds from the Home State Bank term loan described below.

Notes Payable

On July 21, 2017, Neese entered into a promissory note with Home State Bank in the principal amount of $76,806, which was secured by a 2018 Kenworth T800 Semi Tractor, bore interest at 4.5%, amortized over 5 years, payable in monthly installments of principal and interest of $1,434, and was due August 1, 2022. This note was paid off with proceeds from the Home State Bank term loan described below.

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

On February 1, 2018, Utica agreed to continue the $53,000 payments for three additional months and extend the maturity of the loan by three months. Additionally, Utica agreed to defer the February 3, 2018 payment to February 20, 2018. We paid one-half the normal late fee, $2,650 for the late payment. On March 2, 2018, Utica agreed to defer the March 3 payment to March 30, 2018. We paid a late payment fee of $5,300 for the payment deferral.

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

Revenue Recognition and Cost of Revenue

On January 1, 2018, we adopted Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification, or ASC, Topic 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer purchase orders, including significant judgments. Our payment terms are due on demand from acceptance of delivery. We do not incur incremental costs obtaining purchase orders from customers, however, if we did, because all of our contracts are less than a year in duration, any contract costs incurred would be expensed rather than capitalized. Our adoption of this ASU resulted in no change to our results of operations or balance sheet.

The revenue that we recognize arises from orders we receive from customers, the majority of which are not in writing. Our performance obligations under the customer orders correspond to each service delivery or sale of equipment that we make to customers under the purchase orders; as a result, each purchase order generally contains only one performance obligation based on the service or equipment sale to be completed. Control of the delivery transfers to customers when the customer is able to direct the use of, and obtain substantially all of the benefits from, our products, which generally occurs at the later of when the customer obtains title to the equipment or when the customer assumes risk of loss. The transfer of control generally occurs at a point of delivery. Once this occurs, we have satisfied our performance obligation and we recognize revenue.

We also sell equipment by posting it on auction sites specializing in farm equipment. We post the equipment for sale on a “magazine” site for several weeks before the auction. When we decide to sell, we move the equipment to the auction site. The auctions are one day. If we accept a bid, the customer pays the bid price and arranges for pick-up of the equipment.

Transaction Price: We agree with customers on the selling price of each transaction. This transaction price is generally based on the agreed upon service fee. In our contracts with customers, we allocate the entire transaction price to the service fee to the customer, which is the basis for the determination of the relative standalone selling price allocated to each performance obligation. Any sales tax, value added tax, and other tax we collect concurrently with revenue-producing activities are excluded from revenue.

If we continued to apply legacy revenue recognition guidance for the year ended December 31, 2018, revenues, gross margin, and net loss would not have changed.

Substantially all of our sales are to businesses, including farmers or municipalities and very little to individuals.

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

Inventory

Inventory consists of finished product acquired for resale and is valued at the lower-of-cost-or-market with cost determined on a specific item basis. We periodically evaluate the value of items in inventory and provides write-downs to inventory based on its estimate of market conditions. We estimated that we needed an obsolescence allowance of $99,546 and $70,000 at December 31, 2018 and 2017, respectively. For the periods ended December 31, 2018 and 2017, we charged $48,000 and $70,000, respectively, to operating expenses.

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

Recent Accounting Pronouncements

Not Yet Adopted

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the update requires only a single-step quantitative test to identify and measure impairment based on the excess of a reporting unit’s carrying amount over its fair value. A qualitative assessment may still be completed first for an entity to determine if a quantitative impairment test is necessary. The update is effective for fiscal year 2021 and is to be adopted on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We will test goodwill for impairment within one year of the acquisition or annually as of December 1, and whenever indicators of impairment exist.

In February 2016, the FASB issued ASU 2016-02, Leases. This ASU is a comprehensive new leases standard that amends various aspects of existing guidance for leases and requires additional disclosures about leasing arrangements. It will require companies to recognize lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. The ASU is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years; and earlier adoption is permitted. In the financial statements in which the ASU is first applied, leases shall be measured and recognized at the beginning of the earliest comparative period presented with an adjustment to equity. Practical expedients are available for election as a package and if applied consistently to all leases. While we continue to evaluate the effect of adopting this guidance on our consolidated financial statements and related disclosures, it is expected that at a minimum, the obligations under existing operating leases will be reported in the consolidated balance sheet upon adoption.

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

Recently Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as a new Topic, ASC Topic 606, which supersedes existing accounting standards for revenue recognition and creates a single framework. Additional updates to Topic 606 issued by the FASB in 2015 and 2016 include the following:

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

The underlying principle is to use a five-step analysis of transactions to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The standard permits the use of either a retrospective or modified retrospective application. ASU 2014-09 and ASU 2016-12 are effective for annual reporting periods beginning after December 15, 2017. We adopted ASC 606 using the modified retrospective method for annual and interim reporting periods beginning January 1, 2018. We have aggregated and reviewed our contracts that are within the scope of ASC 606. Based on our evaluation, we do not anticipate the adoption of ASC 606 will have a material impact on our balance sheet or related consolidated statements of earnings, equity or cash flows. Accordingly, we will continue to recognize revenue at the time services are delivered and parts and equipment are sold.

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

The following table presents a reconciliation of net income to EBITDA and adjusted EBITDA for the year ended December 31, 2018:

	Year Ended December 31, 2018
	Corporate	Neese	Consolidated
Net income (loss)	$(327,400)	$(1,214,473)	$(1,541,873)
Adjusted for:
Provision (benefit) for income taxes	-	(781,200)	(781,200)
Interest expense, net	7,549	555,080	562,629
Depreciation and amortization	-	1,441,898	1,441,898
EBITDA	(319,851)	1,305	(318,546)
Financing costs	-	536,491	536,491
Write-down of assets		129,400	129,400
Write-off of contingent consideration	-	(395,634)	(395,634)
Adjusted EBITDA	(319,851)	271,562	(48,289)

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

Year Ended December 31, 2018
Net income (loss)	$(1,541,873)
Adjustment to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	1,441,898
Gain on sale of fixed assets	(28,408)
Amortization of financing costs	29,239
Write-off of contingent consideration	(395,634)
Write-down of assets	129,400
Loss on extinguishment of debt	536,534
Financing costs	42,506
Changes in operating assets and liabilities	(340,667)
Net cash used in operating activities	(127,005)
Estimated cash flow available for distribution and reinvestment	$-

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2018. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described below, our disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our principal executive officer and principal financial and accounting officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, and includes those policies and procedures that:

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this evaluation, management used the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our evaluation, we determined that, as of December 31, 2018, our internal control over financial reporting was not effective due to the following material weaknesses.

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

Except for the matters described above, there have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2018, but was not reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our directors and executive officers:

Name	Age	Position
Ellery W. Roberts	47	Chairman, Chief Executive Officer, President and Chief Financial Officer
Robert D. Barry	74	Director
Paul A. Froning	47	Director

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

Our board administers its risk oversight function as a whole by making risk oversight a matter of collective consideration. Once the board establishes committees, it is anticipated that much of the work will be delegated to such committees, which will meet regularly and report back to the full board. It is anticipated that an audit committee will oversee risks related to our financial statements, the financial reporting process, accounting and legal matters, that a compensation committee will evaluate the risks and rewards associated with our compensation philosophy and programs, and that a nominating and corporate governance committee will evaluate risk associated with management decisions and strategic direction.

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

ITEM 11. EXECUTIVE COMPENSATION.

Compensation of our Named Executive Officers

Our Chief Executive Officer and Chief Financial Officer, Mr. Ellery W. Roberts, is employed by our manager and is seconded to our company. Our manager, and not our company, pays all compensation to Mr. Roberts who is seconded to us under the management services agreement. We do not reimburse our manager for the compensation paid to Mr. Roberts in his capacity as our Chief Executive Officer and Chief Financial Officer. We pay our manager a quarterly management fee, and our manager will use the proceeds from the management fee, in part, to pay compensation to Mr. Roberts. Accordingly, other than the payment of our management fee, our company did not pay any compensation to any person during the fiscal years ended December 31, 2018 and 2017 for services as our Chief Executive Officer and Chief Financial Officer. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” for information about the fee paid to our manager for such years.

Other Compensation

Our company does not provide any nonqualified deferred compensation arrangements or qualified or non-qualified pension plans to our named executive officers. As of the date of this report, the named executive officers have not been granted any stock options or other equity-based awards with respect to our common shares. As of December 31, 2018, the named executive officers did not hold any stock options or other equity-based awards with respect to our common shares.

Compensation of Directors

To date, we have not paid any compensation to our directors. We reimburse our directors for all reasonable out-of-pocket expenses incurred in connection with attending board meetings or otherwise in accordance with the policies of our company as in effect from time to time.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of April 11, 2019 (i) by each person who is known by us to beneficially own more than 5% of our common shares; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of our company, 590 Madison Avenue, 18th Floor, New York, NY 10022.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Ellery W. Roberts, Chairman, CEO, President and CFO	Common Shares	2,625,000	82.9%
Paul A. Froning, Director	Common Shares	0	*
Robert D. Barry, Director	Common Shares	0	*
All officers and directors as a group (3 persons named above)	Common Shares	2,625,000	82.9%
Louis A. Bevilacqua (3)	Common Shares	337,500	10.7%

_____________

*	Less than 1%

(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common shares.

(2)	A total of 3,165,625 common shares and 1,000 allocation shares are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of April 11, 2019. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(3)	On September 15, 2013, we entered into a restricted stock purchase agreement with Bevilacqua PLLC, our outside legal counsel, and its independent contractor consultant. Pursuant to this Agreement, Bevilacqua PLLC received 337,500 common shares, and its independent contractor consultant received 22,500 common shares, in consideration for services provided and to be provided to us. Bevilacqua PLLC has transferred these shares to its managing member, Louis A. Bevilacqua, who has voting and dispositive control over securities. The address of Bevilacqua PLLC is 1050 Connecticut Ave., NW, Suite 500, Washington, DC 20036.

Changes in Control

We do not currently have any arrangements which if consummated may result in a change of control of our company.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any compensation plans in effect under which our equity securities are authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of our 2017 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Item 11. Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

•	Our Chief Executive Officer, Ellery W. Roberts, controls our manager. Our relationship with our manager is governed principally by the following two agreements: (1) the management services agreement and offsetting management services agreements relating to the management services our manager will perform for us and the businesses we own and the management fee to be paid to our manager in respect thereof; and (2) our company’s operating agreement setting forth our manager’s rights with respect to the allocation shares it owns, including the right to receive payments of profit allocation from our company and our manager’s right to cause our company to purchase the allocation shares it owns. Our manager has also entered into an offsetting management services agreement with 1847 Neese and we expect that our manager will enter into offsetting management services agreements and transaction services agreements with our future businesses directly. See Our Manager” for detailed descriptions of these agreements.

•	For the years ended December 31, 2018 and 2017, the management fee expense for our manager amounted to $250,000 and $219,986, respectively. Of the amounts expensed, $62,500 and $206,678 was paid in cash during the years ended December 31, 2018 and 2017, respectively.

•	Our manager owns certain intellectual property relating to the term “1847.” Our manager has granted our company a license to use the term “1847” in its business.

•	From time to time, we have received advances from certain of our officers and related parties to meet short-term working capital needs. As of December 31, 2018 and 2017, a total of $118,833 and $108,878 advances from related parties are outstanding. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

•	As of December 31, 2018 and December 31, 2017, our manager has funded our company $55,500 and $60,870, respectively, in related party advances. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

•	On January 3, 2018, we issued a grid promissory note to our manager in the initial principal amount of $50,000. The note provides that we may from time to time request additional advances from our manager up to an aggregate additional amount of $100,000, which will be added to the note if our manager, in its sole discretion, so provides. Interest shall accrue on the unpaid portion of the principal amount and the unpaid portion of all advances outstanding at a fixed rate of 8% per annum, and along with the outstanding portion of the principal amount and the outstanding portion of all advances, shall be payable in one lump sum due on the maturity date, which was the first anniversary of the date of the note. The maturity date of the grid promissory note was extended until January 3, 2021. If all or a portion of the principal amount or any advance under the note, or any interest payable thereon is not paid when due (whether at the stated maturity, by acceleration or otherwise), such overdue amount shall bear interest at a rate of 12% per annum. In the event we complete a financing involving at least $500,000, we must, contemporaneously with the closing of such financing transaction, repay the entire outstanding principal and accrued and unpaid interest on the note. The note is unsecured and contains customary events of default. As of December 31, 2018, our manager has advanced $117,000 of the promissory note and we have accrued interest of $7,549.

•	On March 3, 2017, Neese entered into an agreement of lease with K&A Holdings, LLC, a limited liability company that is wholly-owned by the officers of Neese. The agreement of lease is for a term of ten (10) years and provides for a base rent of $8,333 per month. In the event of late payment, interest shall accrue on the unpaid amount at the rate of eighteen percent (18%) per annum. The agreement of lease contains customary events of default, including if Neese shall fail to pay rent within five (5) days after the due date, or if Neese shall fail to perform any other terms, covenants or conditions under the agreement of lease, and other customary representations, warranties and covenants.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to us for professional services rendered for the fiscal years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
Audit Fees	$55,000	$66,500
Audit-Related Fees	4,000	35,101
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$59,000	$101,601

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit service performed by Sadler, Gibb & Associates, LLC for our financial statements as of and for the year ended December 31, 2018.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) List of Documents Filed as a Part of This Report:

(1) Index to Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2018 and 2017

Consolidated Statements of Operations for the Years Ended December 31, 2018 and 2017

Consolidated Statement of Shareholders’ Deficit for the Years Ended December 31, 2018 and 2017

Consolidated Statements of Cash Flows for the Years Ended December 31, 2018 and 2017

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
3.2

Second Amended and Restated Operating Agreement of 1847 Holdings LLC, dated January 19, 2018 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on January 22, 2018)

4.1

Specimen certificate evidencing a common share of 1847 Holdings LLC (incorporated by reference to Exhibit 4.1 to the registrant’s Amendment No. 2 to Registration Statement on Form S-1/A filed on January 23, 2018)

4.2

Common Share Purchase Warrant issued by 1847 Holdings LLC to Leonite Capital LLC on April 5, 2019 (incorporated by reference to Exhibit 10.22 to the registrant’s Current Report on Form 8-K filed April 8, 2019)

10.1

Management Services Agreement, dated April 15, 2013, between 1847 Holdings LLC and 1847 Partners LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-1/A filed on March 14, 2014)

10.2

Amendment No. 1 to Management Services Agreement, dated September 15, 2013, between 1847 Holdings LLC and 1847 Partners LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Registration Statement on Form S-1 filed on February 7, 2014)

10.3

Management Services Agreement, dated March 3, 2017, between 1847 Neese Inc. and 1847 Partners LLC (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed March 9, 2017)

10.4

Management Services Agreement, dated April 5, 2019, between 1847 Goedeker Inc. and 1847 Partners LLC (incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed April 8, 2019)

83

10.5

Management Fee Subordination Agreement, dated April 5, 2019, between Burnley Capital LLC and 1847 Partners LLC and Acknowledged by 1847 Goedeker Inc. (incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K filed April 8, 2019)

10.6

Management Fee Subordination Agreement, dated April 5, 2019, between Small Business Community Capital II, L.P. and 1847 Partners LLC and Acknowledged by 1847 Goedeker Inc. (incorporated by reference to Exhibit 10.9 to the registrant’s Current Report on Form 8-K filed April 8, 2019)

10.7

Stock Purchase Agreement, dated March 3, 2017, among 1847 Neese Inc., Neese, Inc., Alan Neese and Katherine Neese (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on March 9, 2017)

10.8

8% Vesting Promissory Note issued by 1847 Neese Inc. and Neese, Inc. to Alan Neese and Katherine Neese on March 3, 2017 (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed March 9, 2017)

10.9

10% Short Term Promissory Note issued by 1847 Neese Inc. and Neese, Inc. to Alan Neese and Katherine Neese on March 3, 2017 (incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed March 9, 2017)

10.10*	Stock Purchase Agreement, dated November 12, 2018, among 1847 CB, Inc., Cornerstone Builders of SW Florida, Inc. and Anthony Leopardi
10.11

Amendment No. 1 to Stock Purchase Agreement, dated March 13, 2019, among 1847 CB, Inc., Cornerstone Builders of SW Florida, Inc. and Anthony Leopardi (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed March 19, 2019)

10.12

Asset Purchase Agreement, dated January 18, 2019, among 1847 Goedeker Inc., Goedeker Television Co., Inc., Steve Goedeker and Mike Goedeker (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed April 8, 2019)

10.13

Amendment No. 1 to Asset Purchase Agreement, dated April 5, 2019, among 1847 Goedeker Inc., 1847 Goedeker Holdco Inc., Goedeker Television Co., Inc. and Steve Goedeker and Mike Goedeker (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed April 8, 2019)

10.14

9% Subordinated Promissory Note issued by 1847 Goedeker Inc. to Steve Goedeker, in his capacity as the Seller’s Representative, on April 5, 2019 (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed April 8, 2019)

10.15

Subordination Agreement, dated April 5, 2019, between Goedeker Television Co., Inc. and Burnley Capital LLC and Acknowledged by 1847 Goedeker Inc. and 1847 Goedeker Holdco Inc. (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed April 8, 2019)

10.16

Subordination Agreement, dated April 5, 2019, between Goedeker Television Co., Inc. and Small Business Community Capital II, L.P. and Acknowledged by 1847 Goedeker Inc. and 1847 Goedeker Holdco Inc. (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed April 8, 2019)

10.17

Master Lease Agreement, dated March 3, 2017, among Utica Leaseco, LLC, 1847 Neese Inc. and Neese, Inc. (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed March 9, 2017)

10.18

First Amendment to Lease Documents, dated June 14, 2017, among Utica Leaseco, LLC, 1847 Neese Inc. and Neese, Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed June 15, 2017)

10.19

Equipment Schedule No. 2, dated October 31, 2017, among Utica Leaseco, LLC, 1847 Neese Inc. and Neese, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed November 6, 2017)

10.20

Forbearance Agreement, dated April 18, 2018, among Utica Leaseco, LLC, 1847 Neese Inc., Neese, Inc. and Ellery W. Roberts (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed April 24, 2018)

10.21

Surrender Agreement, dated April 18, 2018, among Utica Leaseco, LLC, 1847 Neese Inc. and Neese, Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed April 24, 2018)

10.22

Promissory Note issued by Neese, Inc. in favor of Home State Bank on July 21, 2017 (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q/A filed November 21, 2017)

10.23

Promissory Note issued by Neese, Inc. in favor of Home State Bank on September 18, 2017 (incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q/A filed November 21, 2017)

10.24

Promissory Note issued by Neese, Inc. in favor of Home State Bank on September 18, 2017 (incorporated by reference to Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q/A filed November 21, 2017)

10.25

Promissory Note issued by Neese, Inc. in favor of Home State Bank on September 26, 2017 (incorporated by reference to Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q/A filed November 21, 2017)

10.26

Commercial Security Agreement, dated September 26, 2017, between Neese, Inc. and Home State Bank (incorporated by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q/A filed November 21, 2017)

10.27

Business Loan Agreement, dated June 13, 2018, between Neese, Inc. and Home State Bank (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K/A filed on July 12, 2018)

10.28	Promissory Note issued by Neese, Inc. in favor of Home State Bank on dated June 13, 2018 (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K/A filed on July 12, 2018)
10.29

Commercial Security Agreement, dated June 13, 2018, between Neese, Inc. and Home State Bank (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K/A filed on July 12, 2018)

10.30

Grid Promissory Note issued by 1847 Holdings LLC in favor of 1847 Partners LLC on dated January 3, 2018 (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed January 4, 2018)

10.31

Loan and Security Agreement, dated April 5, 2019, among 1847 Goedeker Inc., 1847 Goedeker Holdco Inc. and Burnley Capital LLC (incorporated by reference to Exhibit 10.10 to the registrant’s Current Report on Form 8-K filed April 8, 2019)

10.32	Revolving Note issued by 1847 Goedeker Inc. to Burnley Capital LLC on April 5, 2019 (incorporated by reference to Exhibit 10.11 to the registrant’s Current Report on Form 8-K filed April 8, 2019)
10.33

Pledge Agreement, dated April 5, 2019, by 1847 Goedeker Holdco Inc. in favor of Burnley Capital LLC (incorporated by reference to Exhibit 10.12 to the registrant’s Current Report on Form 8-K filed April 8, 2019)

10.34	Guaranty, dated April 5, 2019, by 1847 Holdings LLC in favor of Burnley Capital LLC (incorporated by reference to Exhibit 10.14 to the registrant’s Current Report on Form 8-K filed April 8, 2019)
10.35

Loan and Security Agreement, dated April 5, 2019, among 1847 Goedeker Inc., 1847 Goedeker Holdco Inc. and Small Business Community Capital II, L.P. (incorporated by reference to Exhibit 10.15 to the registrant’s Current Report on Form 8-K filed April 8, 2019)

10.36

Term Loan Note issued by 1847 Goedeker Inc. to Small Business Community Capital II, L.P. on April 5, 2019 (incorporated by reference to Exhibit 10.16 to the registrant’s Current Report on Form 8-K filed April 8, 2019)

10.37

Warrant to Purchase Company Shares issued by 1847 Goedeker Inc. to Small Business Community Capital II, L.P. on April 5, 2019 (incorporated by reference to Exhibit 10.17 to the registrant’s Current Report on Form 8-K filed April 8, 2019)

10.38

Pledge Agreement, dated April 5, 2019, by 1847 Goedeker Holdco Inc. in favor of Small Business Community Capital II, L.P. (incorporated by reference to Exhibit 10.18 to the registrant’s Current Report on Form 8-K filed April 8, 2019)

10.39

Guaranty, dated April 5, 2019, by 1847 Holdings LLC in favor of Small Business Community Capital II, L.P. (incorporated by reference to Exhibit 10.19 to the registrant’s Current Report on Form 8-K filed April 8, 2019)

10.40

Deposit Account Control Agreement, dated April 5, 2019, among 1847 Goedeker Inc., Burnley Capital LLC, Small Business Community Capital II, L.P. and Montgomery Bank (incorporated by reference to Exhibit 10.13 to the registrant’s Current Report on Form 8-K filed April 8, 2019)

10.41

Securities Purchase Agreement, dated April 5, 2019, among 1847 Holdings LLC, 1847 Goedeker Holdco Inc., 1847 Goedeker Inc. and Leonite Capital LLC (incorporated by reference to Exhibit 10.20 to the registrant’s Current Report on Form 8-K filed April 8, 2019)

10.42

Secured Convertible Promissory Note issued by 1847 Holdings LLC, 1847 Goedeker Holdco Inc. and 1847 Goedeker Inc. to Leonite Capital LLC on April 5, 2019 (incorporated by reference to Exhibit 10.21 to the registrant’s Current Report on Form 8-K filed April 8, 2019)

10.43

Security and Pledge Agreement, dated April 5, 2019, among 1847 Holdings LLC, 1847 Goedeker Holdco Inc., 1847 Goedeker Inc. and Leonite Capital LLC (incorporated by reference to Exhibit 10.23 to the registrant’s Current Report on Form 8-K filed April 8, 2019)

10.44

Subordination Agreement, dated April 5, 2019, by Leonite Capital LLC in favor of Burnley Capital LLC and Acknowledged by 1847 Goedeker Inc. and 1847 Goedeker Holdco Inc. (incorporated by reference to Exhibit 10.24 to the registrant’s Current Report on Form 8-K filed April 8, 2019)

10.45

Subordination Agreement, dated April 5, 2019, by Leonite Capital LLC in favor of Small Business Community Capital II, L.P. and Acknowledged by 1847 Goedeker Inc. and 1847 Goedeker Holdco Inc. (incorporated by reference to Exhibit 10.25 to the registrant’s Current Report on Form 8-K filed April 8, 2019)

10.46	Agreement of Lease, dated March 3, 2017, between K&A Holdings, LLC and Neese, Inc. (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed March 9, 2017)
10.47	Lease Agreement, dated April 5, 2019, between S.H.J., L.L.C. and 1847 Goedeker Inc. (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed April 8, 2019)
14.1	Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14.1 to the registrant’s Annual Report on Form 10-K filed on April 15, 2015)
21.1*	List of subsidiaries of the registrant
31.1*	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

____________

* Filed herewith

ITEM 16. FORM 10-K SUMMARY.

None.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of 1847 Holdings LLC:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of 1847 Holdings LLC (“the Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2018 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2017.

Salt Lake City, UT

April 12, 2019

1847 HOLDINGS LLC

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
ASSETS
Current Assets
Cash	$333,880	$501,422
Accounts receivable, net	549,568	310,363
Inventories, net	487,690	836,571
Prepaid expenses and other current assets	145,978	174,877

TOTAL CURRENT ASSETS	1,517,116	1,823,233

Property and equipment, net	4,491,089	6,099,219
Goodwill	22,166	22,166
Intangible assets, net	21,533	28,333
Other assets	375	6

TOTAL ASSETS	$6,052,279	$7,972,957

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,203,435	$1,060,969
Line of credit	-	675,000
Floor plan payable	109,100	168,137
Advances, related party	174,333	179,704
Note payable – related party, including accrued interest of $7,549 as of December 31, 2018	124,549	-
Notes payable – current portion	293,641	14,247
Promissory note payable	-	1,025,000
Uncertain tax liability	8,000	126,000
Current portion of capital lease obligation	299,157	615,349

TOTAL CURRENT LIABILITIES	2,212,215	3,864,406

Non-current notes-payable	3,262,434	58,020
Promissory note payable	1,025,000	-
Vesting note payable	-	395,634
Non-current deferred tax liability	364,601	988,601
Accrued expenses – long term	451,857	-
Capital lease obligation, net of current portion	763,239	3,151,491

TOTAL LIABILITIES	$8,079,346	$8,458,151

SHAREHOLDERS’ DEFICIT
Allocation shares, 1,000 shares issued and outstanding	1,000	1,000
Common Shares, 500,000,000 shares authorized, 3,115,625 shares issued and outstanding as of December 31, 2018 and 2017	3,115	3,115
Additional paid-in capital	11,891	11,891
Accumulated deficit	(2,155,084)	(1,159,724)

TOTAL SHAREHOLDERS’ DEFICIT	(2,139,078)	(1,143,718)
NONCONTROLLING INTERESTS	112,011	658,524
TOTAL SHAREHOLDERS’ DEFICIT	(2,027,067)	(485,194)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$6,052,279	$7,972,957

The accompanying notes are an integral part of these consolidated financial statements

1847 HOLDINGS LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2018	2017
REVENUES
Services	$4,631,507	$3,987,955
Sales and other	2,702,340	2,422,665
TOTAL REVENUE	7,333,847	6,410,620

OPERATING EXPENSES
Cost of sales	2,370,757	1,904,712
Personnel costs	2,269,059	2,061,932
Depreciation and amortization	1,441,898	1,125,667
Fuel	1,117,045	700,315
General and administrative	1,653,683	2,006,092
TOTAL OPERATING EXPENSES	8,852,442	7,798,718

NET LOSS FROM OPERATIONS	(1,518,595)	(1,388,098)

OTHER INCOME (LOSS)
Financing costs and loss on early extinguishment of debt	(536,491)	-
Write-down of assets	(129,400)	-
Write-off of contingent consideration	395,634	-
Interest expense	(562,629)	(616,383)
Gain (loss) on sale of fixed assets	28,408	275,499
TOTAL OTHER INCOME (LOSS)	(804,478)	(370,166)

NET LOSS BEFORE INCOME TAXES AND NON-CONTROLLING INTERESTS	(2,323,073)	(1,758,264)

PROVISION FOR INCOME TAXES (BENEFIT)	(781,200)	(1,090,088)

NET LOSS	(1,541,873)	(668,176)

Less net loss attributable to non-controlling interests	(546,513)	(194,339)

NET LOSS ATTRIBUTABLE TO 1847 HOLDINGS SHAREHOLDERS	$(995,360)	$(473,837)

Net Loss Per Common Share: Basic and diluted	$(0.50)	$(0.21)
Weighted-average number of common shares outstanding: Basic and diluted	3,115,625	3,115,625

The accompanying notes are an integral part of these consolidated financial statements

1847 HOLDINGS LLC

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

	Common Shares		Allocation	Additional Paid-	Accumulated	Non- Controlling	Shareholders’
	Shares	Amount	Shares	InCapital	Deficit	Interest	Deficit
BALANCE – January 1, 2017	3,115,625	$3,115	$1,000	$11,891	$(685,887)	$-	$(669,881)
Non-controlling interest granted in the acquisition of Neese, Inc.	-	-	-	-	-	852,863	852,863
Net loss for the year ended December 31, 2017	-	-	-	-	(473,837)	(194,339)	(668,176)
BALANCE – December 31, 2017	3,115,625	$3,115	$1,000	$11,891	$(1,159,724)	$658,524	$(485,194)
Net loss for the year ended December 31, 2018	-	-	-	-	(995,360)	(546,513)	(1,541,873)
BALANCE – December 31, 2018	3,115,625	$3,115	$1,000	$11,891	$(2,155,084)	$112,011	$(2,027,067)

The accompanying notes are an integral part of these consolidated financial statements

1847 HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2018	2017
OPERATING ACTIVITIES
Net loss	$(1,541,873)	$(668,176)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of fixed assets	(28,408)	(275,499)
Depreciation and amortization	1,441,898	1,125,667
Amortization of financing costs	29,239	29,282
Write-off of contingent consideration	(395,634)	-
Write-down of assets	129,400	-
Loss on extinguishment of debt	536,534	-
Financing costs	42,506	-

Changes in operating assets and liabilities:
Increase in accounts receivable	(239,205)	(153,667)
Decrease in inventory	240,353	201,339
Decrease (increase) in prepaid expenses and other assets	(28,184)	(27,288)
Increase in accounts payable and accrued expenses	433,739	452,026
Increase in uncertain tax position	-	(3,000)
Decrease in deferred tax liability and prepaid tax	(742,000)	(1,173,994)
Due to related parties	(5,370)	70,826
Increase in other liabilities		5,789
Net cash used in operating activities	(127,005)	(416,695)

INVESTING ACTIVITIES
Cash acquired in acquisition	-	338,411
Proceeds from the sale of fixed assets	320,775	369,272
Purchase of equipment	(10,807)	(1,145,889)
Net cash provided by (used in) investing activities	309,968	(438,206)

FINANCING ACTIVITIES
Proceeds from short-term borrowings	463,137	675,000
Note Payable – related party	117,000	-
Repayment of line of credit	(275,000)	(325,197)
Proceeds from notes payable	16,297	397,464
Repayments of notes payable	(75,534)	-
Principal payments on capital lease obligation	(596,405)	(150,594)
Loans from (repayments to) related party	-	759,650
Net cash provided by financing activities	(350,505)	1,356,323

NET CHANGE IN CASH	(167,542)	501,422

CASH
Beginning of period	501,422	-
End of period	$333,880	$501,422

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$811,854	$366,491
Income taxes paid	$-	$78,600

NON-CASH FINANCING AND INVESTING ACTIVITIES
Acquisition of subsidiary	$-	$5,513,498
Grant of non-controlling interest	$-	$852,864
Inventory converted to fixed assets	$108,528	$-
Refinancing of capital lease	$2,780,052	$-
Refinancing of Kenworth loan	$65,259	$-
Refinancing of line of credit	$753,037	$-

The accompanying notes are an integral part of these consolidated financial statements

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND NATURE OF BUSINESS

1847 Holdings LLC (the “Company”) was formed under the laws of the State of Delaware on January 22, 2013. The Company is in the business of acquiring small businesses in a variety of different industries.

As of December 31, 2018, the Company has consummated three acquisitions. In September 2013, the Company’s wholly-owned subsidiary 1847 Management Services Inc. (“1847 Management”) acquired a 50% interest in each of two consulting firms previously controlled by the Company’s Chief Executive Officer, PPI Management Group, LLC and Christals Management, LLC. On October 3, 2017, the Company’s board of directors decided to discontinue 1847 Management’s operations in order to devote more time and resources to Neese, Inc. and future acquisitions.

On March 3, 2017, the Company’s wholly-owned subsidiary 1847 Neese Inc., a Delaware corporation (“1847 Neese”), entered into a stock purchase agreement with Neese, Inc., an Iowa corporation (“Neese”), and Alan Neese and Katherine Neese, pursuant to which 1847 Neese acquired all of the issued and outstanding capital stock of Neese.

On November 9, 2018, the Company established 1847 CB, Inc. (“1847 CB”) as a wholly-owned subsidiary in the State of Delaware in connection with the proposed acquisition of Cornerstone Builders of SW Florida, Inc. (see Note 17).

On January 10, 2019, the Company formed 1847 Goedeker Inc. as a wholly-owned subsidiary in the State of Delaware in connection with the proposed acquisition of assets from Goedeker Television Co., Inc. (see Note 19). On March 20, 2019, the Company formed 1847 Goedeker Holdco Inc. as a wholly-owned subsidiary in the State of Delaware. On March 22, 2019, the Company transferred all of its shares in 1847 Goedeker Inc. to 1847 Goedeker Holdco Inc.

The consolidated financial statements include the accounts of the Company and its subsidiaries, 1847 Neese, Neese and 1847 CB. All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and are presented in US dollars.

Accounting Basis

The Company uses the accrual basis of accounting and GAAP. The Company has adopted a calendar year end.

Stock Splits

On June 9, 2017, the Company completed a 1-for-25 reverse stock split of its outstanding common shares. As a result of this stock split, the Company’s issued and outstanding common shares decreased from 77,887,500 to 3,115,500 shares.

On January 22, 2018, the Company completed a 1-for-5 reverse split of its outstanding common shares. As a result of this stock split, the Company’s issued and outstanding common shares decreased from 3,115,500 to 623,125 shares.

On May 10, 2018, the Company completed a 5-for-1 forward stock split of its outstanding common shares. As a result of this stock split, the Company’s issued and outstanding common shares increased from 623,125 to 3,115,625 shares.

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

Reclassifications

Certain Statements of Operations reclassifications have been made in the presentation of the Company’s prior financial statements and accompanying notes to conform to the presentation as of and for the year ended December 31, 2018.

Revenue Recognition and Cost of Revenue

On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer purchase orders, including significant judgments. The Company’s payment terms are due on demand from acceptance of delivery. The Company does not incur incremental costs obtaining purchase orders from customers, however, if the Company did, because all of the Company’s contracts are less than a year in duration, any contract costs incurred would be expensed rather than capitalized. The Company’s adoption of this ASU resulted in no change to the Company’s results of operations or balance sheet.

The revenue that the Company recognizes arises from orders the Company receives from customers. The Company’s performance obligations under the customer orders correspond to each service delivery or sale of equipment that the Company makes to customer under the purchase orders; as a result, each purchase order generally contains only one performance obligation based on the service or equipment sale to be completed. Control of the delivery transfers to customers when the customer is able to direct the use of, and obtain substantially all of the benefits from, the Company’s products, which generally occurs at the later of when the customer obtains title to the equipment or when the customer assumes risk of loss. The transfer of control generally occurs at a point of delivery. Once this occurs, the Company has satisfied its performance obligation and the Company recognizes revenue.

The Company also sells equipment by posting it on auction sites specializing in farm equipment. The Company posts the equipment for sale on a “magazine” site for several weeks before the auction. When the Company decides to sell, it moves the equipment to the auction site. The auctions are one day. If the Company accepts a bid, the customer pays the bid price and arranges for pick-up of the equipment.

Transaction Price: The Company agrees with customers on the selling price of each transaction. This transaction price is generally based on the agreed upon service fee. In the Company’s contracts with customers, it allocates the entire transaction price to the service fee to the customer, which is the basis for the determination of the relative standalone selling price allocated to each performance obligation. Any sales tax, value added tax, and other tax the Company collects concurrently with revenue-producing activities are excluded from revenue.

If the Company continued to apply legacy revenue recognition guidance for the year ended December 31, 2018, revenues, gross margin, and net loss would not have changed.

Substantially all of the Company’s sales are to businesses, including farmers or municipalities and very little to individuals.

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

Inventory consists of finished product acquired for resale and is valued at the lower-of-cost-or-market with cost determined on a specific item basis. The Company periodically evaluates the value of items in inventory and provides write-downs to inventory based on its estimate of market conditions. The Company estimated it needed an obsolescence allowance of $99,546 and $70,000 at December 31, 2018 and 2017, respectively. For the periods ended December 31, 2018 and 2017 the Company charged $48,000 and $70,000, respectively, to operating expenses.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common share equivalents outstanding as of December 31, 2018 and 2017.

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

Going Concern Assessment

Beginning with the year ended December 31, 2018 and all annual and interim periods thereafter, management will assess going concern uncertainty in the Company’s consolidated financial statements to determine whether there is sufficient cash on hand and working capital, including available borrowings on loans, to operate for a period of at least one year from the date the consolidated financial statements are issued or available to be issued, which is referred to as the “look-forward period”, as defined in GAAP. As part of this assessment, based on conditions that are known and reasonably knowable to management, management will consider various scenarios, forecasts, projections, estimates and will make certain key assumptions, including the timing and nature of projected cash expenditures or programs, its ability to delay or curtail expenditures or programs and its ability to raise additional capital, if necessary, among other factors. Based on this assessment, as necessary or applicable, management makes certain assumptions around implementing curtailments or delays in the nature and timing of programs and expenditures to the extent it deems probable those implementations can be achieved and management has the proper authority to execute them within the look-forward period.

The Company has generated losses since its inception in August 2018 and has relied on cash on hand, external bank lines of credit and the sale of a note to support cashflow from operations. The Company attributes the 2017 losses to public company corporate overhead and losses generated by some of its subsidiary operations. As of and for the year ended December 31, 2018, the Company had a net loss of $1,541,873 and negative working capital of $695,099. Management believes that based on relevant conditions and events that are known and reasonably knowable that its forecasts, for one year from the date of the filing of the consolidated financial statements in this Annual Report on Form 10-K, indicate improved operations and the Company’s ability to continue operations as a going concern. The Company has contingency plans to reduce or defer expenses and cash outlays should operations not improve in the look forward period.

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

In February 2016, the FASB issued ASU 2016-02, Leases. This ASU is a comprehensive new leases standard that amends various aspects of existing guidance for leases and requires additional disclosures about leasing arrangements. It will require companies to recognize lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. The ASU is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years; and earlier adoption is permitted. In the financial statements in which the ASU is first applied, leases shall be measured and recognized at the beginning of the earliest comparative period presented with an adjustment to equity. Practical expedients are available for election as a package and if applied consistently to all leases. While the Company continues to evaluate the effect of adopting this guidance on its consolidated financial statements and related disclosures, it is expected that at a minimum, the obligations under existing operating leases, as disclosed in Note 13, will be reported in the consolidated balance sheet upon adoption.

In June 2016, the FASB issued ASU 2016-13 Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2019. The Company is currently in the process of evaluating the impact of the adoption of ASU 2016-13 on its consolidated financial statements.

Recently Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as a new Topic, ASC Topic 606, which supersedes existing accounting standards for revenue recognition and creates a single framework. Additional updates to Topic 606 issued by the FASB in 2015 and 2016 include the following:

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

The underlying principle is to use a five-step analysis of transactions to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The standard permits the use of either a retrospective or modified retrospective application. ASU 2014-09 and ASU 2016-12 are effective for annual reporting periods beginning after December 15, 2017. The Company adopted ASC 606 using the modified retrospective method for annual and interim reporting periods beginning January 1, 2018. The Company has aggregated and reviewed its contracts that are within the scope of ASC 606. Based on its evaluation, the Company does not anticipate the adoption of ASC 606 will have a material impact on its balance sheet or related consolidated statements of earnings, equity or cash flows. Accordingly, the Company will continue to recognize revenue at the time services are delivered and parts and equipment are sold.

Disaggregated Revenue ‒ The Company disaggregates revenue from contracts with customers by contract type, as it believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The Company’s revenue by contract type is as follows:

	For the Years Ended December 31,
	2018	2017
Revenues
Services
Trucking	$2,060,992	$1,757,777
Waste hauling	1,844,053	1,799,327
Repairs	413,210	192,639
Other	313,252	238,212
Total services	4,631,057	3,987,955

Sales of parts and equipment	2,702,340	2,422,665
Total revenue	$7,333,847	$6,410,620

Performance Obligations ‒ Performance obligations for two different types of services are discussed below:

•	Trucking ‒ Revenues for time and material contracts are recognized when the merchandise or commodity is delivered to the destination specified in the agreement with the customer.

•	Waste Hauling ‒ Revenues for waste hauling is recognized when the hauling and spreading is complete.

•	Repairs ‒ Revenues for repairs are recognized upon completion of equipment serviced.

•	Sales of parts and equipment ‒ Revenues for the sale of parts and equipment are recognized upon the transfer and acceptance by the customer

Accounts Receivable, Net ‒ Accounts receivable, net, are amounts due from customers where there is an unconditional right to consideration. Unbilled receivables of $139,766 and $0 are included in this balance at December 31, 2018 and 2017, respectively. The payment of consideration related to these unbilled receivables is subject only to the passage of time.

The Company reviews accounts receivable on a periodic basis to determine if any receivables will potentially be uncollectible. Estimates are used to determine the amount of the allowance for doubtful accounts necessary to reduce accounts receivable to its estimated net realizable value. The estimates are based on an analysis of past due receivables, historical bad debt trends, current economic conditions, and customer specific information. After the Company has exhausted all collection efforts, the outstanding receivable balance relating to services provided is written off against the allowance. Additions to the provision for bad debt are charged to expense.

The Company determined that an allowance for loss of $29,001 and $14,001 was required at December 31, 2018 and 2017, respectively.

NOTE 3—ALLOWANCE FOR DOUBTFUL ACCOUNTS

Following is a summary of activity in the allowance for doubtful accounts:

	2018	2017
Balance at beginning of period	$14,001	$-
Provisions for losses	15,000	30,000
Accounts charged-off	-	(15,999)
Balance at end of period	$29,001	$14,001

NOTE 4—INVENTORIES

At December 31, 2018 and 2017, the inventory balances are composed of:

	2018	2017
Machinery & Equipment	$427,551	$715,483
Parts	159,685	191,088
Subtotal	587,236	906,571
Allowance for inventory obsolescence	(99,546)	(70,000)
Inventory, net	$487,690	$836,571

Following is a summary of transactions in the allowance for inventory obsolescence for the years-ended December 31, 2018 and 2017:

	2018	2017
Balance at beginning of period	$70,000	$-
Provisions for obsolescence	48,000	70,000
Write-down in inventory value	(18,454)	-
Balance at end of period	$99,546	$70,000

At December 31, 2018, $108,124 of Machinery and Equipment inventory was pledged to secure floor plan loans. The remaining inventory is pledged to secure a loan from Home State Bank and a capital lease from Utica.

NOTE 5—PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2018 and 2017:

Classification	2018	2017
Buildings and improvements	$5,338	$5,338
Equipment and machinery	2,943,490	2,908,154
Tractors	2,834,888	3,129,888
Trucks and other vehicles	1,147,304	1,169,805
Total	6,931,020	7,213,185
Less: Accumulated depreciation	(2,439,931)	(1,113,966)
Property and equipment, net	$4,491,089	$6,099,219

Depreciation expense for the years ended December 31, 2018 and 2017 was $1,435,098 and $1,120,000, respectively.

All property and equipment are pledged to secure loans from Home State Bank and Utica.

NOTE 6—INTANGIBLE ASSETS

The following provides a breakdown of identifiable intangible assets as of:

Customer Relationships	2018	2017
Identifiable intangible assets, gross	$34,000	$34,000
Accumulated amortization	(12,467)	(5,667)
Identifiable intangible assets, net	$21,533	$28,333

In connection with the acquisition of Neese, the Company identified intangible assets of $34,000 representing customer relationships. These assets are being amortized on a straight-line basis over their weighted average estimated useful life of 5 years and amortization expense amounted to $6,800 and $5,667 for the year ended December 31, 2018 and 2017, respectively.

As of December 31, 2018, the estimated annual amortization expense for each of the next four fiscal years is as follows:

2019	$6,800
2020	6,800
2021	6,800
2022	1,133
Total	$21,533

NOTE 7—ACQUISITION OF NEESE, INC.

On March 3, 2017, the Company’s wholly-owned subsidiary 1847 Neese entered into a stock purchase agreement with Neese and Alan Neese and Katherine Neese, pursuant to which 1847 Neese acquired all of the issued and outstanding capital stock of Neese for an aggregate purchase price of: (i) $2,225,000 in cash (subject to certain adjustments); (ii) 450 shares of the common stock of 1847 Neese, constituting 45% of its capital stock; (iii) the issuance of a vesting promissory note in the principal amount of $1,875,000; and (iv) the issuance of a short-term promissory note in the principal amount of $1,025,000.

The cash portion of the purchase price would have been adjusted upward if Neese’s final certified balance sheet, as of a date on or about the closing date, did not reflect a cash balance of at least $200,000. The cash balance on the closing date of March 3, 2017 amounted to approximately $676,056.

The fair value of the purchase consideration issued to the sellers of Neese was allocated to the net tangible assets acquired. The Company accounted for the acquisition of Neese as the purchase of a business under GAAP under the acquisition method of accounting, the assets and liabilities acquired were recorded as of the acquisition date, at their respective fair values and consolidated with those of the Company. The fair value of the net assets acquired was approximately $5,513,498. The excess of the aggregate fair value of the net tangible assets has been treated as a gain on bargain purchase in accordance with ASC 805. The purchase price allocation was based, in part, on management’s knowledge of Neese’s business.

Purchase Consideration
Cash Consideration	$3,240,000
Add: Stock Paid, Minority Interest	852,864
Add: 8% Vesting Promissory Note	395,634
Add: 10% Promissory Note	1,025,000
Total acquisition price	$5,513,498

Assets acquired and liabilities assumed at fair value
Cash	$676,056
Accounts receivable	156,655
Prepaid expenses	90,238
Inventories	1,037,910
Property and equipment	6,167,104
Other assets	85,322
Accounts payable and accrued expenses	(209,913)
Uncertain tax position	(129,000)
Cash payable to seller	(337,645)
Deferred tax liability	(2,079,395)
Other liabilities
Net tangible assets acquired	$5,457,332

Identifiable intangible assets and Goodwill
Intangible assets	$34,000
Goodwill	22,166
Total Identifiable Intangible Assets and Goodwill	$56,166

Total net assets acquired	$5,513,498

The following presents the pro-forma combined results of operations of the Company with Neese as if the entities were combined on January 1, 2017.

	For the Year Ended December 31,
	2018	2017
Revenues, net	$7,333,847	$7,588,524
Net income (loss) allocable to common shareholders	$(1,541,873)	$(608,293)
Net income (loss) per share	$(0.50)	$(0.20)
Weighted average number of shares outstanding	3,115,625	3,115,625

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

NOTE 8—LINE OF CREDIT

The Company’s subsidiary, Neese, entered into a loan and security agreement with Home State Bank, an Iowa state chartered bank (“Home State Bank”), governing a new revolving credit facility in a principal amount not to exceed $1,000,000. This line of credit was available for working capital and other general business purposes. Availability of borrowings under this line of credit from time to time was subject to discretionary advances approved by Home State Bank. The outstanding principal balance was $675,000 at December 31, 2017. This line of credit bore interest at 4.85% and was due September 1, 2018. The line of credit was paid off with proceeds from a Home State Bank term loan closed on June 13, 2018.

NOTE 9—FLOOR PLAN LOANS PAYABLE

At December 31, 2018 and 2017, $108,124 and $168,137 of Machinery and Equipment inventory was pledged to secure floor plan loans from two commercial lenders. The Company must remit proceeds from the sale of the secured inventory to the floor plan lender and pays a finance charge that can vary monthly at the option of the lender. The balance of the floor plan payable as of December 31, 2018 and December 31, 2017 amounted to $109,100 and $168,137, respectively.

NOTE 10—NOTES PAYABLE

Notes payable at December 31, 2017 are summarized as follows:

December 31, 2017
Note payable - 2018 Kenworth Tractor	$72,267
Current portion	(14,247)
Total Non-current portion	$58,020

This note from Home State Bank originated July 21, 2017 and is payable in 60 fixed monthly installments of $1,434 at a rate of 4.5% per annum. This note was paid off with proceeds of a term loan from Home State Bank that closed on June 13, 2018.

On September 18, 2017, the Company and its subsidiary, 1847 Neese, originated two loans totaling $320,658 from a commercial bank secured by two tractors. The loans were payable in 60 fixed monthly installments totaling $5,980 at a rate of 4.5% per annum. The two notes were paid off October 31, 2017 with proceeds from an amendment to the Utica Master Lease Agreement.

NOTE 11—NOTES PAYABLE (TERM LOAN)

On June 13, 2018, Neese entered into a term loan agreement with Home State Bank, pursuant to which Neese issued a promissory note to Home State Bank in the principal amount of $3,654,074 with an annual interest rate of 6.85%. Pursuant to the terms of the note, Neese will make semi-annual payments of $302,270 beginning on January 20, 2019 and continuing every six months thereafter until July 20, 2020, the maturity date; provided however, that Neese will pay the note in full immediately upon demand by Home State Bank. Proceeds of the loan were used to pay the Home State Bank line of credit (see Note 8), the Home State Bank note payable (see Note 10), and reduce the balance of the Utica capitalized lease (see Note 13). The amount applied to the principal amount of the lease and lease buyout amount was $2,780,052, which amount was net of lien release fees of $124,650 and lease deposit of $72,322. The remaining balance of the lease at December 31, 2018 is $453,235. The transaction resulted in an early extinguishment of debt loss of $500,804 including a $95,130 write-off of unamortized debt issuance costs.

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

The loan is secured by inventory, accounts receivable, and certain fixed assets of Neese. The loan agreement limited the payment of interest on the promissory notes (See Note 12) to $40,000 annually or fees to the Company’s manager. The Company continues to accrue interest and management fee at the contractual amounts. Such accruals (in excess of $40,000 in interest on the promissory notes) are shown as long-term accrued expenses in the accompanying balance sheet as of December 31, 2018.

If the Company sells property, plant, and equipment securing the loan, it must remit the appraised value of the equipment to Home State Bank. During the year ended December 31, 2018, $21.500 was remitted to Home State Bank pursuant to this requirement.

The Company adopted ASU 2015-03 by deducting $30,513 of net debt issuance costs from the long-term portion of the term loan. Amortization of debt issuance costs totaled $11,866 for the year ended December 31, 2018.

Following is a summary of payments due on the loan for the succeeding five years:

Amount
2019	$293,642
2020	3,292,947
Total payments	3,586,589
Less current portion of principal payments	293,642
Debt issuance costs, net	30,513
Long-term portion of principal payments	$3,262,434

NOTE 12—PROMISSORY NOTES

8% Vesting Promissory Note

As noted above in Note 7, a portion of the purchase price for the acquisition of Neese was paid by the issuance of a vesting promissory note in the principal amount of $1,875,000 (which was determined to have no fair value as of December 31, 2018 and a fair value of $395,634 as of December 31, 2017) by 1847 Neese and Neese to the sellers of Neese. Payment of the principal and accrued interest on the vesting promissory note is subject to vesting and a contingent consideration subject to fair market valuation adjustment at each reporting period. The vesting promissory note bears interest on the vested portion of the principal amount at the rate of eight percent (8%) per annum and is due and payable in full on June 30, 2020 (the “Maturity Date”). The principal of the vesting promissory note vests in accordance with the following formula:

•	Fiscal Year 2017: If Adjusted EBITDA for the fiscal year ending December 31, 2017, exceeds an Adjusted EBITDA target of $1,300,000 (the “Adjusted EBITDA Target”), then a portion of the principal amount of the vesting promissory note that is equal to sixty percent (60%) of such excess shall vest. Interest shall be payable on such vested portion of principal from January 1, 2017 through the Maturity Date. For the year ended December 31, 2017, Adjusted EBITDA was $788,958, below the threshold amount of $1,300,000, therefore no portion of the note vested in fiscal year 2017.

•	Fiscal Year 2018: If Adjusted EBITDA for the fiscal year ending December 31, 2018, exceeds the Adjusted EBITDA Target, then a portion of the principal amount of the vesting promissory note that is equal to sixty percent (60%) of such excess shall vest. Interest shall be payable on such vested portion of principal from January 1, 2018 through the Maturity Date. For the year ended December 31, 2018, Adjusted EBITDA was approximately $320,000, below the threshold amount of $1,300,000, therefore no portion of the note vested in fiscal year 2018.

•	Fiscal Year 2019: If Adjusted EBITDA for the fiscal year ending December 31, 2019, exceeds the Adjusted EBITDA Target, then a portion of the principal amount of the vesting promissory note that is equal to sixty percent (60%) of such excess shall vest. Interest shall be payable on such vested portion of principal from January 1, 2019 through the Maturity Date.

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

Under terms of the term loan described in Note 11, this note may not be paid until the term loan is paid in full.

10% Promissory Note

As noted above in Note 7, a portion of the purchase price for the acquisition of Neese was paid by the issuance of a promissory note in the principal amount of $1,025,000 by 1847 Neese and Neese to the sellers of Neese. The promissory note bears interest on the outstanding principal amount at the rate of ten percent (10%) per annum and was due and payable in full on March 3, 2018; provided, however, that the unpaid principal, and all accrued, but unpaid, interest thereon shall be prepaid if at any time, and from time to time, the cash on hand of 1847 Neese and Neese exceeds $250,000 and, then, the prepayment shall be equal to the amount of cash in excess of $200,000 until the unpaid principal and accrued, but unpaid, interest thereon is fully prepaid. The promissory note contains the same events of default as the vesting promissory note. The promissory note has not been repaid, thus the Company is in default under this note. Under terms of the term loan described in Note 11, this note may not be paid until the term loan is paid in full. The payees on the note agreed to the modification of its terms by signing the loan agreement for the Home State Bank term loan. Accordingly, the loan is shown as a long-term liability as of December 31, 2018. Additionally, the term loan lender limits the payment of interest on this note to $40,000 annually. The Company continues to accrue interest at the contract rate; however, given the limitations of the term loan, all accrued interest in excess of $40,000 is included in long-term accrued expenses.

NOTE 13—CAPITALIZED LEASES

The cash portion of the purchase price for the acquisition of Neese (Note 7) was financed under a capital lease transaction for Neese’s equipment with Utica Leaseco, LLC (“Utica”), pursuant to a Master Lease Agreement, dated March 3, 2017 (as amended and supplemented, the “Master Lease Agreement”), between Utica, as lessor, and 1847 Neese and Neese, as co-lessees (collectively, the “Lessee”). Under the Master Lease Agreement, Utica loaned an aggregate of $3,240,000 for certain of Neese’s equipment listed therein (the “Equipment”), which it leases to the Lessee. The initial term of the Master Lease Agreement was for 51 months. Under the Master Lease Agreement, the Lessee agreed to pay a monthly rent of $53,000 for the first three (3) months, with such amount increasing to $85,322 for the remaining forty-eight (48) months.

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

On October 31, 2017, the parties entered into a second equipment schedule to the Master Lease Agreement, pursuant to which Utica loaned an aggregate of $980,000 for certain of Neese’s equipment listed therein. The term of the second equipment schedule is 51 months and agreed monthly payments are $25,807.

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

Provided that no default under the Master Lease Agreement has occurred and is continuing beyond any applicable grace or cure period, the Lessee has an early buy-out option with respect to all but not less than all of the Equipment, upon the payment of any outstanding rental payments or other fees then due, plus an additional amount set forth in the Master Lease Agreement, which represents the anticipated fair market value of the Equipment as of the anticipated end date of the Master Lease Agreement. In addition, the Lessee shall pay to Utica an administrative charge to be determined by Utica to cover its time and expenses incurred in connection with the exercise of the option to purchase, including, but not limited to, reasonable attorney fees and costs. Furthermore, upon the exercise by the Lessee of this option to purchase the Equipment, the Lessee shall pay all sales and transfer taxes and all fees payable to any governmental authority as a result of the transfer of title of the Equipment to Lessee. The early buy-out option is not available on the second equipment schedule to the Master Lease Agreement until after December 31, 2018.

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

A portion of the proceeds from the term loan (Note 11) were applied to reduce the balance of this lease to $475,000. The lease is payable in 46 payments of $12,882 beginning July 3, 2018 and an end-of-term buyout of $38,000. As a result, the parties to the Forbearance Agreement agreed that the Forbearance Agreement is terminated and is no longer in effect. In completing the early payout, the Company incurred a loss of $405,674 plus an additional loss of $95,130 from the write-off of unamortized debt issuance costs. The loss on early extinguishment of debt arose from the buyout provisions in the lease and because the Company had delayed making the regular payment of $85,322 until May 3, 2018, rather than July 3, 2017 as contemplated in the original Master Lease Agreement. Management chose to close the term loan because of the much lower interest rate and the loan allows the Company to make payments that match its operating cycle rather than monthly payments.

If the Company sells equipment, it must remit to Utica the amount loaned against the equipment. Such payments are accumulated and applied to the balance at the end of the lease term. During the year ended December 31, 2018, 704,993 of payments, net of $177,750 lien release payments were remitted to Utica.

The assets and liabilities under the Master Lease Agreement are recorded at the fair value of the assets at the time of acquisition.

The Company adopted ASU 2015-03 by deducting $37,114 of net debt issuance costs from the long-term portion of the capital lease. Amortization of debt issuance costs totaled $23,821 for the year ended December 31, 2018.

At December 31, 2018, annual minimum future lease payments under this Master Lease Agreement are as follows:

Amount
2019	$464,269
2020	464,269
2021	464,269
2022	77,336
Total minimum lease payments	1,470,143
Less amount representing interest	(343,837)
Present value of minimum lease payments	1,126,306
Less current portion of minimum lease	(299,157)
Less debt issuance costs, net	(37,114)
Less payments to Utica for release of lien	(75,000)
Less lease deposits	(38,807)
End of lease buyout payments	87,011
Long-term present value of minimum lease payment	$763,239

The interest rate on the capitalized lease is approximately 15.3%.

NOTE 14—LEASE

The Company leases a piece of equipment on an operating lease. The lease originated in May 2014 for a five year term with annual payments of $11,830 in 2019.

NOTE 15—RELATED PARTIES

Management Services Agreement

On April 15, 2013, the Company and 1847 Partners LLC (the “Manager”), entered into a management services agreement, pursuant to which the Company is required to pay the Manager a quarterly management fee equal to 0.5% (2.0% annualized) of its adjusted net assets for services performed.

On September 15, 2013, the parties entered into an amendment to the management services agreement that provides that in lieu of paying a quarterly management fee under the management services agreement based upon the adjusted net assets of the Company’s management consulting business, the Company will pay the Manager a flat quarterly fee equal to $43,750. This amendment only applies to the Company’s management consulting business and does not apply to Neese or any businesses that the Company acquires in the future.

As of October 1, 2015, the Manager agreed to suspend the flat quarterly management fee in the management consulting business due to the uncertainty of the underlying management services.

Offsetting Management Services Agreement - 1847 Neese

On March 3, 2017, 1847 Neese entered into an offsetting management services agreement with the Manager.

Pursuant to the offsetting management services agreement, 1847 Neese appointed the Manager to provide certain services to it for a quarterly management fee equal to $62,500 per quarter; provided, however, that: (i) pro rated payments shall be made in the first quarter and the last quarter of the term; (ii) if the aggregate amount of management fees paid or to be paid by 1847 Neese, together with all other management fees paid or to be paid by all other subsidiaries of the Company to the Manager, in each case, with respect to any fiscal year exceeds, or is expected to exceed, 9.5% of the Company’s gross income with respect to such fiscal year, then the management fee to be paid by 1847 Neese for any remaining fiscal quarters in such fiscal year shall be reduced, on a pro rata basis determined by reference to the management fees to be paid to the Manager by all of the subsidiaries of the Company, until the aggregate amount of the management fee paid or to be paid by 1847 Neese, together with all other management fees paid or to be paid by all other subsidiaries of the Company to the Manager, in each case, with respect to such fiscal year, does not exceed 9.5% of the Company’s gross income with respect to such fiscal year; and (iii) if the aggregate amount of the management fee paid or to be paid by 1847 Neese, together with all other management fees paid or to be paid by all other subsidiaries of the Company to the Manager, in each case, with respect to any fiscal quarter exceeds, or is expected to exceed, the aggregate amount of the management fee (before any adjustment thereto) calculated and payable under the management services agreement (the “Parent Management Fee”) with respect to such fiscal quarter, then the management fee to be paid by 1847 Neese for such fiscal quarter shall be reduced, on a pro rata basis, until the aggregate amount of the management fee paid or to be paid by 1847 Neese, together with all other management fees paid or to be paid by all other subsidiaries of the Company to the Manager, in each case, with respect to such fiscal quarter, does not exceed the Parent Management Fee calculated and payable with respect to such fiscal quarter.

1847 Neese shall also reimburse the Manager for all costs and expenses of 1847 Neese which are specifically approved by the board of directors of 1847 Neese, including all out-of-pocket costs and expenses, that are actually incurred by the Manager or its affiliates on behalf of 1847 Neese in connection with performing services under the offsetting management services agreement.

The services provided by the Manager include: conducting general and administrative supervision and oversight of 1847 Neese’s day-to-day business and operations, including, but not limited to, recruiting and hiring of personnel, administration of personnel and personnel benefits, development of administrative policies and procedures, establishment and management of banking services, managing and arranging for the maintaining of liability insurance, arranging for equipment rental, maintenance of all necessary permits and licenses, acquisition of any additional licenses and permits that become necessary, participation in risk management policies and procedures; and overseeing and consulting with respect to 1847 Neese’s business and operational strategies, the implementation of such strategies and the evaluation of such strategies, including, but not limited to, strategies with respect to capital expenditure and expansion programs, acquisitions or dispositions and product or service lines. The Company expensed $250,000 and $219,986 in management fees for the years ended December 31, 2018 and 2017, respectively.

Under terms of the term loan from Home State Bank, no fees may be paid to the Manager without permission of the bank, which the Manager does not expect to be granted within the forthcoming year. Accordingly, $200,808 due the Manager is classified as a long-term accrued liability.

Advances

From time to time, the Company has received advances from certain of its officers and related parties to meet short-term working capital needs. As of December 31, 2018 and 2017, a total of $118,833 and $108,878 advances from related parties are outstanding, respectively. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

As of December 31, 2018 and 2017, the Manager has funded the Company $55,500 and $60,870 in related party advances, respectively. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

Promissory Note

On January 3, 2018, the Company issued a grid promissory note to the Manager in the initial principal amount of $50,000. The note provides that the Company may from time to time request additional advances from the Manager up to an aggregate additional amount of $100,000, which will be added to the note if the Manager, in its sole discretion, so provides. Interest shall accrue on the unpaid portion of the principal amount and the unpaid portion of all advances outstanding at a fixed rate of 8% per annum, and along with the outstanding portion of the principal amount and the outstanding portion of all advances, shall be payable in one lump sum due on the maturity date, which is the first anniversary of the date of the note. The maturity date of the grid promissory note was extended until January 3, 2021. If all or a portion of the principal amount or any advance under the note, or any interest payable thereon is not paid when due (whether at the stated maturity, by acceleration or otherwise), such overdue amount shall bear interest at a rate of 12% per annum. In the event the Company completes a financing involving at least $500,000, the Company must, contemporaneously with the closing of such financing transaction, repay the entire outstanding principal and accrued and unpaid interest on the note. The note is unsecured and contains customary events of default. As of December 31, 2018, the Manager has advanced $117,000 of the promissory note and the Company has accrued interest of $7,549.

Building Lease

The Company leases a building from officers of Neese (See Note 17).

NOTE 16—SHAREHOLDERS’ DEFICIT

Allocation Shares

As of December 31, 2018 and 2017, the Company had authorized and outstanding 1,000 allocation shares. These allocation shares do not entitle the holder thereof to vote on any matter relating to the Company other than in connection with amendments to the Company’s operating agreement and in connection with certain other corporate transactions as specified in the operating agreement.

The Manager owns 100% of the allocation shares of the Company, which are a separate class of limited liability company interests that, together with the common shares, will comprise all of the classes of equity interests of the Company. The Manager received the allocation shares with its initial capitalization of the Company. The allocation shares generally will entitle the Manager to receive a twenty percent (20%) profit allocation as a form of incentive designed to align the interests of the Manager with those of the Company’s shareholders. Profit allocation has two components: an equity-based component and a distribution-based component. The equity-based component will be paid when the market for the Company’s shares appreciates, subject to certain conditions and adjustments. The distribution-based component will be paid when the distributions the Company pays to shareholders exceed an annual hurdle rate of eight percent (8.0%), subject to certain conditions and adjustments. While the equity-based component and distribution-based component are interrelated in certain respects, each component may independently result in a payment of profit allocation if the relevant conditions to payment are satisfied.

The 1,000 allocation shares are issued and outstanding and held by the Manager, which is controlled by Mr. Roberts, the Company’s chief executive officer and controlling shareholder.

Common Shares

The Company is authorized to issue 500,000,000 common shares as of December 31, 2018 and December 31, 2017 and the Company had 3,115,625 common shares issued and outstanding as of December 31, 2018 and 2017. The common shares entitle the holder thereof to one vote per share on all matters coming before the shareholders of the Company for a vote.

On January 22, 2018, the Company completed a 1-for-5 reverse split of its outstanding common shares. As a result of this stock split, the issued and outstanding common shares decreased from 3,115,500 to 623,125 shares.

On May 10, 2018, the Company completed a 5-for-1 forward stock split of its outstanding common shares by way of a share dividend. As a result of this stock split, the issued and outstanding common shares increased from 623,125 to 3,115,625 shares.

All share and per share information has been restated to retroactively show the effect of these stock splits.

Except in connection with the share dividend on May 10, 2018, the Company did not issue any equity securities in the years ended December 31, 2018 and 2017.

Noncontrolling Interests

Our Company owns 55.0% of 1847 Neese. For financial interests in which the Company owns a controlling financial interest, the Company applies the provisions of ASC 810, which are applicable to reporting the equity and net income or loss attributable to noncontrolling interests. The results of 1847 Neese are included in the consolidated statement of income. The net loss attributable to the 45% non-controlling interest of the subsidiary amount to $546,513 for the year ended December 31, 2018 and $194,339 for the period March 3, 2017 through December 31, 2018.

NOTE 17—COMMITMENTS AND CONTINGENCIES

Proposed Acquisition of Cornerstone Builders

On November 12, 2018, 1847 CB, a wholly-owned subsidiary of the Company, entered into a stock purchase agreement (the “Purchase Agreement”) with Cornerstone Builders of SW Florida, Inc., a Florida corporation (“Cornerstone”), and Anthony Leopardi (the “Seller”), pursuant to which 1847 CB agreed to acquire all of the issued and outstanding capital stock of Cornerstone for an aggregate purchase price of $18 million in cash, subject to adjustment as described below.

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

The Purchase Agreement contains customary representations, warranties and covenants, including a covenant that the Seller will not complete with the business of Cornerstone for a period of three (3) years following closing. The Purchase Agreement also contains mutual indemnification for breaches of representations or warranties and failure to perform covenants or obligations contained in the Purchase Agreement. In the case of the indemnification provided by the Seller with respect to breaches of certain non-fundamental representations and warranties, the Seller will only become liable for indemnified losses if the amount exceeds $100,000. Furthermore, the liability of the Seller for breaches of certain non-fundamental representations and warranties shall not exceed the cash portion of the purchase price payable under the Purchase Agreement.

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

The Purchase Agreement may be terminated at any time prior to closing by (i) mutual agreement of the parties; (ii) by either 1847 CB or the Seller if any governmental entity has issued an order or taken any other action permanently enjoining, restraining or otherwise prohibiting the transactions contemplated by the Purchase Agreement; (iii) by either 1847 CB or the Seller if the closing does not occur on or before the date that is the ninetieth (90th) day following the date that the Seller delivers to 1847 CB the Disclosure Schedule as required by Section 6.11 of the Purchase Agreement; provided that the right to terminate will not be available to any party whose breach of any provision of the Purchase Agreement results in the failure of the closing to occur by such time; (iv) by 1847 CB if the Seller or Cornerstone has breached their respective representations and warranties or any covenant or other agreement to be performed by it in a manner such that the closing conditions to be performed by it would not be satisfied; or (v) by the Seller if 1847 CB has breached its representations and warranties or any covenant or other agreement to be performed by it in a manner such that the closing conditions to be performed by it would not be satisfied.

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

Future minimum lease payments are approximately as follows:

Operating Leases
2019	$100,000
2020	100,000
2021	100,000
2022	100,000
thereafter	441,667
Total minimum lease payments	$841,667

Under terms of the term loan agreement (Note 11), the Company may not pay salary or rent to such officers of Neese in excess of $100,000 per year beginning on the date of the term loan agreement, June 13, 2018. The Company is accruing monthly rent, but because of the limitation in the term loan, $100,000 of accrued rent is classified as a long-term accrued liability.

Corporate Office

An office space has been leased on a month-by-month basis.

The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 18—INCOME TAXES

As of December 31, 2018 and 2017, the Company had net operating loss carry forwards of approximately $1,135,000 and $592,000, respectively, that may be available to reduce future years’ taxable income in varying amounts through 2034. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

The cumulative tax effect at the expected rate of 41.9% and 34% of significant items comprising the Company’s net deferred tax amount is as follows:

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

The components for the provision of income taxes include:

	December 31, 2018	December 31, 2017
Current Federal and State	$(85,000)	$-
Deferred Federal and State	(697,000)	(1,091,000)
Total (benefit) provision for income taxes	$(782,000)	$(1,091,000)

A reconciliation of the statutory US Federal income tax rate to the Company’s effective income tax rate is as follows:

	December 31, 2018	December 31, 2017
Federal tax	21.0%	34.0%
State tax	8.1%	6.8%
Gain on bargain purchase	5.8%	34.0%
Permanent items	(2.2)%	(0.2)%
Rate change from TCJA	4.3%	31.8%
Other	(2.3)%	34.0%
Effective income tax rate	34.7%	72.1%

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

Deferred income taxes reflect the net tax effect of temporary differences between amounts recorded for financial reporting purposes and amounts used for tax purposes. The major components of deferred tax assets and liabilities are as follows:

	December 31, 2018	December 31, 2017
Deferred tax assets
Receivables	$8,000	$4,000
Accrued management fee	58,000	-
Inventory obsolesce	29,000	-
Other	7,000	-
Loss carryforward	473,000	217,000
Total deferred tax assets	$575,000	$221,000

Deferred tax liabilities
Fixed assets	$(940,000)	$(1,209,000)
IRC Sec 481 Change in Accounting Method	-	-
Total deferred tax liabilities	$(940,000)	$(1,209,000)
	-	-
Total net deferred income tax liabilities	$(365,000)	$(988,000)

The net deferred income tax liability of $(365,000) consists of a net current deferred tax asset of $96,000, and net long term deferred tax liability of $(866,000). At December 31, 2018 a net operating loss (“NOL”) carryforward for federal income tax purposes is $1,135,000. The Federal NOL’s will begin to expire in 2037.

The Company has recorded activity related to the gross unrecognized tax benefits (excluding interest and penalties) as follows:

	December 31, 2018	December 31, 2017
Gross unrecognized tax benefit at the beginning of the year	$126,000	$130,000
Increase in tax positions to the current year	-	-
Adjustment to acquisition purchase price	(120,000)	-
Decreases due to lapses in applicable statutes of limitations	(6,000)	(4,000)
Total (benefit) provision for income taxes	$-	$126,000

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. At December 31, 2018 and 2017, accrued interest and penalties were $25,000 and $0, respectively. The tax years ended December 31, 2014 through December 31, 2018 are considered to be open under statute and therefore may be subject to examination by the Internal Revenue Service and various state jurisdictions.

The Company’s 2016 federal and state income tax returns were filed showing a refund due of $129,000. The sellers received and retained the refunds related to a year prior to the acquisition on Neese by 1847 Neese. In preparation of the 2017 return, the Company learned that the 2016 return was in error and no refund should have been paid to the sellers. Thus, the funds received by the sellers should have been remitted to the Company. The Company in discussion with the sellers agreed to treat the amount of the tax refund as additional consideration for the purchase of Neese. Accordingly, the Company charged $129,000 to extinguishment of debt for the year ended December 31, 2018.

NOTE 19—SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10), the Company has analyzed its operations subsequent to December 31, 2018 to the date these financial statements were issued, and has determined that, except as set forth below, it does not have any material subsequent events to disclose in these financial statements.

Grid Promissory Note

The maturity date of the grid promissory note was extended until January 3, 2021.

Amendment to Cornerstone Purchase Agreement

On March 13, 2019, 1847 CB, Cornerstone and the Seller entered into Amendment No. 1 to the Stock Purchase Agreement (the “Amendment”). Pursuant to the Amendment, the purchase price was revised to $15,000,000 consisting of: (i) $7,425,000 in cash; (ii) a subordinated promissory note in the aggregate principal amount of $3,338,359; and (iii) a subordinated contingent promissory note in the aggregate amount of $4,236,641. The purchase price assumes that the 1847 CB will be able to verify through its accounting due diligence that Cornerstone is trending to achieve at least $3,673,000 of EBITDA on an adjusted basis as mutually agreed upon between the 1847 CB and the Seller.

As noted above, a portion of the purchase price will be paid by the issuance by 1847 CB to the Seller of a subordinated promissory note in the principal amount of $3,338,359. This note will accrue interest at 8% per annum and will mature on the third anniversary of the closing date, at which time the principal along with any accrued but unpaid interest will be paid in one lump sum. This note will contain customary events of default. The rights of the Seller to receive payments under this note will be subordinate in right to the senior indebtedness of 1847 CB up to a maximum of $7,500,000.

As noted above, a portion of the purchase price will be paid by the issuance by 1847 CB to the Seller of a contingent subordinated promissory note in the principal amount of $4,236,641. This note will accrue interest at 8% per annum. This note will be payable only if Cornerstone achieves a minimum average of $3,673,000 of adjusted EBITDA for the fiscal years ended December 31, 2019, 2020 and 2021, at which time $1,467,731 of the principal, plus accrued but unpaid interest will become immediately due and payable, provided however, that if the actual average adjusted EBITDA for this period exceeds the minimum average adjusted EBITDA, up to a maximum average adjusted EBITDA of $5,509,500, then the amount due and payable under this note will be increased proportionately, up to the full principal, plus accrued but unpaid interest. This note will contain customary events of default. The rights of the Seller to receive payments under this note will be subordinate in right to the senior indebtedness of 1847 CB up to a maximum of $7,500,000.

The Amendment also extended the termination date, such that instead of either party’s right to terminate on or before 90 days following the date that the Seller delivers the Disclosure Schedule to 1847 CB, either party may now terminate if the closing does not occur on or before April 15, 2019; provided that the right to terminate will not be available to any party whose breach of any provision of the Purchase Agreement results in the failure of the closing to occur by such time.

Closing Goedeker Transaction and Related Financing

Closing of Goedeker Acquisition

On January 18, 2019, the Company’s formed wholly-owned subsidiary 1847 Goedeker Inc. (“1847 Goedeker”) entered into an Asset Purchase Agreement with Goedeker Television Co., Inc., a Missouri corporation (“Goedeker”) and Steve Goedeker and Mike Goedeker (the “Stockholders”), pursuant to which 1847 Goedeker agreed to acquire substantially all of the assets of Goedeker used in its retail appliance and furniture business (the “Goedeker Business”) for the purchase price described below (the “Goedeker Acquisition”).

On March 20, 2019, the Company formed 1847 Goedeker Holdco Inc. (“1847 Holdco”) as a wholly-owned subsidiary in the State of Delaware and then the Company transferred all of its shares in 1847 Goedeker to 1847 Holdco, such that 1847 Goedeker became a wholly-owned subsidiary of 1847 Holdco.

On April 5, 2019, 1847 Goedeker, 1847 Holdco, Goedeker and the Stockholders entered into an amendment to the Asset Purchase Agreement (as amended, the “Goedeker Purchase Agreement”) and closing of the Acquisition was completed.

The aggregate purchase price is $6,200,000 consisting of: (i) $1,500,000 in cash, subject to adjustment; (ii) the issuance of a promissory note in the principal amount of $4,100,000; and (iii) up to $600,000 in Earn Out Payments (as defined below). As additional consideration, 1847 Holdco agreed to issue to each of the Stockholders a number of shares of its common stock equal to a 11.25% non-dilutable interest in all of the issued and outstanding stock of 1847 Holdco as of the closing date.

The cash portion was decreased by the amount of outstanding indebtedness of Goedeker for borrowed money existing as of the closing. As a result, the cash portion was adjusted to $478,000. In addition, the cash portion of the purchase price is subject to a customary post-closing working capital adjustment provision with a target working capital of -$1,802,000 (negative amount).

As noted above, a portion of the purchase price was paid by the issuance by 1847 Goedeker of a 9% Subordinated Promissory Note in the principal amount of $4,100,000 (the “Goedeker Note”). The Goedeker Note will accrue interest at 9% per annum, amortized on a five-year straight-line basis and payable quarterly in accordance with the amortization schedule attached thereto, and mature on the fifth (5th) anniversary of the closing date. 1847 Goedeker has the right to redeem all or any portion of the Goedeker Note at any time prior to the maturity date without premium or penalty of any kind. The Goedeker Note contains customary events of default, including in the event of (i) non-payment, (ii) a default by 1847 Goedeker of any of its covenants under the Goedeker Purchase Agreement or any other agreement entered into in connection with the Goedeker Purchase Agreement, or a breach of any of representations or warranties under such documents, or (iii) the bankruptcy of 1847 Goedeker. The Goedeker Note also contains a cross default provision, whereby a default under the Revolving Loan or Term Loan (each as defined below), will also constitute an event of default under the Goedeker Note.

Goedeker is also entitled to receive the following payments (the “Earn Out Payments”) to the extent the Goedeker Business achieves the applicable EBITDA (as defined in the Goedeker Purchase Agreement) targets:

4.	An Earn Out Payment of $200,000 if the EBITDA of the Goedeker Business for the trailing twelve (12) month period from the closing date is $2,500,000 or greater;

5.	An Earn Out Payment of $200,000 if the EBITDA of the Goedeker Business for the trailing twelve (12) month period from the first anniversary of closing date is $2,500,000 or greater; and

6.	An Earn Out Payment of $200,000 if the EBITDA of the Goedeker Business for the trailing twelve (12) month period from the second anniversary of the closing date is $2,500,000 or greater.

To the extent the EBITDA of the Goedeker Business for any applicable period is less than $2,500,000 but greater than $1,500,000, 1847 Goedeker must pay a partial Earn Out Payment to Goedeker in an amount equal to the product determined by multiplying (i) the EBITDA Achievement Percentage by (ii) the applicable Earn Out Payment for such period, where the “Achievement Percentage” is the percentage determined by dividing (A) the amount of (i) the EBITDA of the Goedeker Business for the applicable period less (ii) $1,500,000, by (B) $1,000,000. For avoidance of doubt, no partial Earn Out Payments shall be earned or paid to the extent the EBITDA of the Goedeker Business for any applicable period is equal or less than $1,500,000.

To the extent Goedeker is entitled to all or a portion of an Earn Out Payment, the applicable Earn Out Payment(s) (or portion thereof) shall be paid on the date that is three (3) years from the closing date, and shall accrue interest from the date on which it is determined Goedeker is entitled to such Earn Out Payment (or portion thereof) at a rate equal to five percent (5%) per annum, computed on the basis of a 360 day year for the actual number of days elapsed.

During the earn out periods stated above, 1847 Goedeker agreed to (i) operate the Goedeker Business in the ordinary course of business substantially consistent with past practices, (ii) operate the Goedeker Business as a distinct business entity or division so that its results can be verified for purposes of calculating the Earn Out Payment, and (iii) adequately fund the Goedeker Business during the periods. Furthermore, 1847 Goedeker agreed that it would not, directly or indirectly, take any actions in bad faith that would have the purpose of avoiding the Earn Out Payment.

The rights of Goedeker to receive payments under the Goedeker Note and any Earn Out Payments are subordinate to the rights of Burnley Capital LLC and Small Business Community Capital II, L.P. under separate Subordination Agreements that Goedeker entered into with them on April 5, 2019 in connection with the Acquisition.

The Goedeker Purchase Agreement contains customary representations, warranties and covenants, including a covenant that Goedeker and the Stockholders will not compete with the Goedeker Business for a period of three (3) years following closing. In addition, 1847 Goedeker provided the Stockholders with certain rights to participate in future stock issuances of 1847 Goedeker.

The Goedeker Purchase Agreement also contains mutual indemnification for breaches of representations or warranties and failure to perform covenants or obligations contained in the Goedeker Purchase Agreement. Goedeker and the Stockholders also indemnified 1847 Goedeker for (i) any Excluded Liability (as defined in the Goedeker Purchase Agreement) and (ii) any liability of Goedeker which is not an Assumed Liability (as defined in the Goedeker Purchase Agreement) and which is imposed upon 1847 Goedeker under any bulk transfer law of any jurisdiction or under any common law doctrine of de facto merger or successor liability so long as such liability arises out of the ownership, use or operation of the assets of Goedeker, or the operation or conduct of the Goedeker Business prior to the closing. 1847 Goedeker also indemnified Goedeker and the Stockholders for (i) any Assumed Liability and (ii) any liability (other than any Excluded Liability) asserted by a third party against any of Goedeker or the Stockholders which arises out of the ownership of the Purchased Assets (as defined in the Goedeker Purchase Agreement) after the closing or the operation by 1847 Goedeker of the business conducted with the Purchased Assets after the closing.

In the case of the indemnification provided with respect to breaches of certain non-fundamental representations and warranties, the party will only become liable for indemnified losses if the amount exceeds an aggregate of $50,000, whereupon such party will be liable for all losses relating back to the first dollar. Notwithstanding the foregoing, this threshold limitation shall not apply to claims by 1847 Goedeker for breaches by Goedeker or the Stockholders of certain fundamental representations. Furthermore, 1847 Goedeker’s aggregate remedy with respect to any and all claims for breaches of representations, warranties and covenants by Goedeker or the Stockholders shall not exceed $2,000,000. 1847 Goedeker’s only recourse for indemnification is to set-off the amount of any claims against the amounts due to Goedeker under the note or that would otherwise be owed to Goedeker under the Earn Out Payments.

Pursuant to the Goedeker Purchase Agreement, on April 5, 2019, 1847 Goedeker entered into a Lease Agreement (the “Lease”) with S.H.J., L.L.C., a Missouri limited liability company and affiliate of Goedeker. The Lease is for a term five (5) years and provides for a base rent of $45,000 per month. In addition, 1847 Goedeker is responsible for all taxes and insurance premiums during the lease term. In the event of late payment, interest shall accrue on the unpaid amount at the rate of eighteen percent (18%) per annum. The Lease contains customary events of default, including if: (i) 1847 Goedeker shall fail to pay rent within five (5) days after the due date; (ii) any insurance required to be maintained by 1847 Goedeker pursuant to the Lease shall be canceled, terminated, expire, reduced, or materially changed; (iii) 1847 Goedeker shall fail to comply with any term, provision, or covenant of the Lease and shall not begin and pursue with reasonable diligence the cure of such failure within fifteen (15) days after written notice thereof to 1847 Goedeker; (iv) 1847 Goedeker shall become insolvent, make an assignment for the benefit of creditors, or file a petition under any section or chapter of the Bankruptcy Code, or under any similar law or statute of the United States of America or any State thereof; or (v) a receiver or trustee shall be appointed for the leased premises or for all or substantially all of the assets of 1847 Goedeker.

Management Services Agreement

On April 5, 2019, 1847 Goedeker entered into a Management Services Agreement (the “Offsetting MSA”) with the Manager. The Offsetting MSA is an offsetting management services agreement as defined in the management services agreement.

Pursuant to the Offsetting MSA, 1847 Goedeker appointed the Manager to provide certain services to it for a quarterly management fee equal to the greater of $62,500 or 2% of Adjusted Net Assets (as defined in the management services agreement) (the “Management Fee”); provided, however, that (i) pro rated payments shall be made in the first quarter and the last quarter of the term, (ii) if the aggregate amount of management fees paid or to be paid by 1847 Goedeker, together with all other management fees paid or to be paid by all other subsidiaries of the Company to the Manager, in each case, with respect to any fiscal year exceeds, or is expected to exceed, 9.5% of the Company’s gross income with respect to such fiscal year, then the Management Fee to be paid by 1847 Goedeker for any remaining fiscal quarters in such fiscal year shall be reduced, on a pro rata basis determined by reference to the management fees to be paid to the Manager by all of the subsidiaries of the Company, until the aggregate amount of the Management Fee paid or to be paid by 1847 Goedeker, together with all other management fees paid or to be paid by all other subsidiaries of the Company to the Manager, in each case, with respect to such fiscal year, does not exceed 9.5% of the Company’s gross income with respect to such fiscal year, and (iii) if the aggregate amount the Management Fee paid or to be paid by 1847 Goedeker, together with all other management fees paid or to be paid by all other subsidiaries of the Company to the Manager, in each case, with respect to any fiscal quarter exceeds, or is expected to exceed, the aggregate amount of the Parent Management Fee with respect to such fiscal quarter, then the Management Fee to be paid by 1847 Goedeker for such fiscal quarter shall be reduced, on a pro rata basis, until the aggregate amount of the Management Fee paid or to be paid by 1847 Goedeker, together with all other management fees paid or to be paid by all other subsidiaries of the Company to the Manager, in each case, with respect to such fiscal quarter, does not exceed the Parent Management Fee calculated and payable with respect to such fiscal quarter.

Notwithstanding the foregoing, payment of the Management Fee is subordinated to the payment of interest on the Goedeker Note, such that no payment of the Management Fee may be made if 1847 Goedeker is in default under the Goedeker Note with regard to interest payments and, for the avoidance of doubt, such payment of the Management Fee will be contingent on 1847 Goedeker being in good standing on all associated loan covenants. In addition, during the period that that any amounts are owed under the Goedeker Note or the Earn Out Payments, the annual Management Fee shall be capped at $250,000.

In addition, the rights of the Manager to receive payments under the Offsetting MSA are subordinate to the rights of Burnley and SBCC (each as defined below) under separate Subordination Agreements that the Manager entered into with Burnley and SBCC on April 5, 2019.

1847 Goedeker shall also reimburse the Manager for all costs and expenses of 1847 Goedeker which are specifically approved by the board of directors of 1847 Goedeker, including all out-of-pocket costs and expenses, that are actually incurred by the Manager or its affiliates on behalf of 1847 Goedeker in connection with performing services under the Offsetting MSA.

The services provided by the Manager include: conducting general and administrative supervision and oversight of 1847 Goedeker’s day-to-day business and operations, including, but not limited to, recruiting and hiring of personnel, administration of personnel and personnel benefits, development of administrative policies and procedures, establishment and management of banking services, managing and arranging for the maintaining of liability insurance, arranging for equipment rental, maintenance of all necessary permits and licenses, acquisition of any additional licenses and permits that become necessary, participation in risk management policies and procedures; and overseeing and consulting with respect to 1847 Goedeker’s business and operational strategies, the implementation of such strategies and the evaluation of such strategies, including, but not limited to, strategies with respect to capital expenditure and expansion programs, acquisitions or dispositions and product or service lines.

Revolving Loan

On April 5, 2019, 1847 Goedeker, as borrower, and 1847 Holdco entered into a Loan and Security Agreement (the “Revolving Loan Agreement”) with Burnley Capital LLC (“Burnley”) for revolving loans in an aggregate principal amount that will not exceed the lesser of (i) the Borrowing Base or (ii) $1,500,000 (provided that such amount may be increased to $3,000,000 in Burnley’s sole discretion) (the “Revolving Loan Amount”) minus reserves established Burnley at any time (the “Reserves”) in accordance with the Revolving Loan Agreement (the “Revolving Loan”). The “Borrowing Base” means an amount equal to the sum of the following: (i) the product of 85% multiplied by the liquidation value of 1847 Goedeker’s inventory (net of all liquidation costs) identified in the most recent inventory appraisal by an appraiser acceptable to Burnley (ii) multiplied by 1847 Goedeker’s Eligible Inventory (as defined in the Revolving Loan Agreement), valued at the lower of cost or market value, determined on a first-in-first-out basis. In connection with the closing of the Acquisition on April 5, 2019, 1847 Goedeker borrowed $744,000 under the Revolving Loan Agreement and issued a Revolving Note to Burnley in the principal amount of up to $1,500,000.

The Revolving Note matures on April 5, 2022, provided that at Burnley’s sole and absolute discretion, it may agree to extend the maturity date for two successive terms of one year each. The Revolving Note bears interest at a per annum rate equal to the greater of (i) the LIBOR Rate (as defined in the Revolving Loan Agreement) plus 6.00% or (ii) 8.50%; provided that upon an Event of Default (as defined below) all loans, all past due interest and all fees shall bear interest at a per annum rate equal to the foregoing rate plus 3.00%. 1847 Goedeker shall pay interest accrued on the Revolving Note in arrears on the last day of each month commencing on April 30, 2019.

1847 Goedeker may at any time and from time to time prepay the Revolving Note in whole or in part. If at any time the outstanding principal balance on the Revolving Note exceeds the lesser of (i) the difference of the Revolving Facility Amount minus any Reserves and (ii) the Borrowing Base, then 1847 Goedeker shall immediately prepay the Revolving Note in an aggregate amount equal to such excess. In addition, in the event and on each occasion that any Net Proceeds (as defined in the Revolving Loan Agreement) are received by or on behalf of 1847 Goedeker or 1847 Holdco in respect of any Prepayment Event following the occurrence and during the continuance of an Event of Default, 1847 Goedeker shall, immediately after such Net Proceeds are received, prepay the Revolving Note in an aggregate amount equal to 100% of such Net Proceeds. A “Prepayment Event” means (i) any sale, transfer, merger, liquidation or other disposition (including pursuant to a sale and leaseback transaction) of any property of 1847 Goedeker or 1847 Holdco; (ii) a Change of Control (as defined in the Revolving Loan Agreement); (iii) any casualty or other insured damage to, or any taking under power of eminent domain or by condemnation or similar proceeding of, any property of 1847 Goedeker or 1847 Holdco with a fair value immediately prior to such event equal to or greater than $25,000; (iv) the issuance by 1847 Goedeker of any capital stock or the receipt by 1847 Goedeker of any capital contribution; or (v) the incurrence by 1847 Goedeker or 1847 Holdco of any Indebtedness (as defined in the Revolving Loan Agreement), other than Indebtedness permitted under the Revolving Loan Agreement.

Under the Revolving Loan Agreement, 1847 Goedeker is required to pay a number of fees to Burnley, including the following:

•	an origination fee of $15,000, which was paid at closing on April 5, 2019;

•	a commitment fee during the period from closing to the earlier of the maturity date or termination of Burnley’s commitment to make loans under the Revolving Loan Agreement, which shall accrue at the rate of 0.50% per annum on the average daily difference of the Revolving Facility Amount then in effect minus the sum of the outstanding principal balance of the Burney Note, which such accrued commitment fees are due and payable in arrears on the first day of each calendar month and on the date on which Burnley’s commitment to make loans under the Revolving Loan Agreement terminates, commencing on the first such date to occur after the closing date;

•	an annual loan facility fee equal to 0.75% of the Revolving Commitment (i.e., the maximum amount that 1847 Goedeker may borrow under the Revolving Loan), which is fully earned on the closing date for the term of the loan (including any extension) but shall be due and payable on each anniversary of the closing date;

•	a monthly collateral management fee for monitoring and servicing the Revolving Loan equal to $1,700 per month for the term of Revolving Note, which is fully earned and non-refundable as of the date of the Revolving Loan Agreement, but shall be payable monthly in arrears on the first day of each calendar month; provided that payment of the collateral management fee may be made, at the discretion of Burnley, by application of advances under the Revolving Loan or directly by 1847 Goedeker; and

•	if the Revolving Loan is terminated for any reason, including by Burnley following an Event of Default, then 1847 Goedeker shall pay, as liquidated damages and compensation for the costs of being prepared to make funds available, an amount equal to the Applicable Percentage multiplied by the Revolving Commitment (i.e., the maximum amount that 1847 Goedeker may borrow under the Revolving Loan), wherein the term Applicable Percentage means (i) 3%, in the case of a termination on or prior to the first anniversary of the closing date, (ii) 2%, in the case of a termination after the first anniversary of the closing date but on or prior to the second anniversary thereof, and (iii) 0.5%, in the case of a termination after the second anniversary of the closing date but on or prior to the maturity date.

In addition to the foregoing, 1847 Goedeker was required under the Revolving Loan Agreement and the Term Loan Agreement described below to pay a consulting fee of $150,000 to GVC Financial Services, LLC at closing.

The Revolving Loan Agreement contains customary events of default, including, among others (each, an “Event of Default”): (i) for failure to pay principal and interest on the Revolving Note when due, or to pay any fees due under the Revolving Loan Agreement; (ii) if any representation, warranty or certification in the Revolving Loan Agreement or any document delivered in connection therewith is incorrect in any material respect; (iii) for failure to perform any covenant or agreement contained in the Revolving Loan Agreement or any document delivered in connection therewith; (iv) for the occurrence of any default in respect of any other Indebtedness of more than $100,000; (v) for any voluntary or involuntary bankruptcy, insolvency or dissolution; (vi) for the occurrence of one or more judgments, non-interlocutory orders, decrees or arbitration awards involving in the aggregate a liability of $25,000 or more; (vii) if 1847 Goedeker or 1847 Holdco, or officer thereof, is charged by a governmental authority, criminally indicted or convicted of a felony under any law that would reasonably be expected to lead to forfeiture of any material portion of collateral, or such entity is subject to an injunction restraining it from conducting its business; (viii) if Burnley determines that a Material Adverse Effect (as defined in the Revolving Loan Agreement) has occurred; (ix) if a Change of Control (as defined in the Revolving Loan Agreement) occurs; (x) if there is any material damage to, loss, theft or destruction of property which causes, for more than thirty consecutive days beyond the coverage period of any applicable business interruption insurance, the cessation or substantial curtailment of revenue producing activities; (xi) if there is a loss, suspension or revocation of, or failure to renew any permit if it could reasonably be expected to have a Material Adverse Effect; and (xii) for the occurrence of any default or event of default under the Term Loan (as defined below), the Goedeker Note, the Leonite Note (as defined below) or any other debt that is subordinated to the Revolving Loan.

The Revolving Loan Agreement contains customary representations, warranties and affirmative and negative financial and other covenants for a loan of this type. The Revolving Note is secured by a first priority security interest in all of the assets of 1847 Goedeker and 1847 Holdco. In connection with such security interest, on April 5, 2019, (i) 1847 Holdco entered into a Pledge Agreement with Burnley, pursuant to which 1847 Holdco pledged the shares of 1847 Goedeker held by it to Burnley, and (ii) 1847 Goedeker entered into a Deposit Account Control Agreement with Burnley, Small Business Community Capital II, L.P. and Montgomery Bank relating to the security interest in 1847 Goedeker’s bank accounts.

In addition, on April 5, 2019, the Company entered into a Guaranty with Burnley to guaranty the obligations under the Revolving Loan Agreement upon the occurrence of certain prohibited acts described in the Guaranty.

Term Loan

On April 5, 2019, 1847 Goedeker, as borrower, and 1847 Holdco entered into a Loan and Security Agreement (the “Term Loan Agreement”) with Small Business Community Capital II, L.P. (“SBCC”) for a term loan in the principal amount of $1,500,000 (the “Term Loan”), pursuant to which 1847 Goedeker issued to SBCC a Term Note in the principal amount of up to $1,500,000 and a ten-year warrant (the “SBCC Warrant”) to purchase shares of the most senior capital stock of 1847 Goedeker equal to 5.0% of the outstanding equity securities of 1847 Goedeker on a fully-diluted basis for an aggregate price equal to $100.

The Term Note matures on April 5, 2023 and bears interest at the sum of the Cash Interest Rate (defined as 11% per annum) plus the PIK Interest Rate (defined as 2% per annum); provided that upon an Event of Default all principal, past due interest and all fees shall bear interest at a per annum rate equal to the Cash Interest Rate and the PIK Interest Rate, in each case plus 3.00%. Interest accrued at the Cash Interest Rate shall be due and payable in arrears on the last day of each month commencing May 31, 2019. Interest accrued at the PIK Interest Rate shall be automatically capitalized, compounded and added to the principal amount of the Term Note on each last day of each quarter unless paid in cash on or prior to the last day of each quarter; provided that (i) interest accrued pursuant to an Event of Default shall be payable on demand, and (ii) in the event of any repayment or prepayment, accrued interest on the principal amount repaid or prepaid (including interest accrued at the PIK Interest Rate and not yet added to the principal amount of Term Note) shall be payable on the date of such repayment or prepayment. Notwithstanding the foregoing, all interest on Term Note, whether accrued at the Cash Interest Rate or the PIK Interest Rate, shall be due and payable in cash on the maturity date unless payment is sooner required by the Term Loan Agreement.

1847 Goedeker must repay to SBCC on the last business day of each March, June, September and December, commencing with the last business day of June 2019, an aggregate principal amount of the Term Note equal to $93,750, regardless of any prepayments made, and must pay the unpaid principal on the maturity date unless payment is sooner required by the Term Loan Agreement.

1847 Goedeker may prepay the Term Note in whole or in part from time to time; provided that if such prepayment occurs (i) prior to the first anniversary of the closing date, 1847 Goedeker shall pay SBCC an amount equal to 5.0% of such prepayment, (ii) prior to the second anniversary of the closing date and on or after the first anniversary of the closing date, 1847 Goedeker shall pay SBCC an amount equal to 3.0% of such prepayment, or (iii) prior to the third anniversary of the closing date and on or after the second anniversary of the closing date, 1847 Goedeker shall pay SBCC an amount equal to 1.0% of such prepayment, in each case as liquidated damages for damages for loss of bargain to SBCC. In addition, in the event and on each occasion that any Net Proceeds (as defined in the Term Loan Agreement) are received by or on behalf of 1847 Goedeker or 1847 Holdco in respect of any Prepayment Event (as defined above) following the occurrence and during the continuance of an Event of Default, 1847 Goedeker shall, immediately after such Net Proceeds are received, prepay the Term Note below in an aggregate amount equal to 100% of such Net Proceeds.

Under the Term Loan Agreement, 1847 Goedeker was required at closing to pay an origination fee of $30,000 to SBCC. Also, as described above, GVC Financial Services, LLC was paid a fee of $150,000 in connection with services it provided in connection with the Term Loan and the Revolving Loan.

The Term Loan Agreement contains the same Events of Default as the Revolving Loan Agreement, provided that the reference to the Term Loan in the cross-default provision refers instead to the Revolving Loan.

The Term Loan Agreement contains customary representations, warranties and affirmative and negative financial and other covenants for a loan of this type. The Term Note is secured by a second priority security interest (subordinate to the Revolving Loan) in all of the assets of 1847 Goedeker and 1847 Holdco. In connection with such security interest, on April 5, 2019, (i) 1847 Holdco entered into a Pledge Agreement with SBCC, pursuant to which 1847 Holdco pledged the shares of 1847 Goedeker held by it to SBCC, and (ii) 1847 Goedeker entered Deposit Account Control Agreement with Burnley, SBCC and Montgomery Bank relating to the security interest in 1847 Goedeker’s bank accounts.

In addition, on April 5, 2019, the Company entered into a Guaranty with SBCC to guaranty the obligations under the Term Loan Agreement upon the occurrence of certain prohibited acts described in the Guaranty.

Equity-Linked Financing

On April 5, 2019, the Company, 1847 Holdco and 1847 Goedeker (collectively, “1847”) entered into a Securities Purchase Agreement (the “Leonite Purchase Agreement”) with Leonite Capital LLC, a Delaware limited liability company (“Leonite”), pursuant to which 1847 issued to Leonite a secured convertible promissory note in the aggregate principal amount of $714,285.71 (the “Leonite Note”). As additional consideration for the purchase of the Leonite Note, (i) the Company issued to Leonite 50,000 common shares, (ii) the Company issued to Leonite a five-year warrant to purchase 200,000 common shares at an exercise price of $1.25 per share (subject to adjustment), which may be exercised on a cashless basis (the “Leonite Warrant”), and (iii) 1847 Holdco issued to Leonite shares of common stock equal to a 7.5% non-dilutable interest in 1847 Holdco.

The Leonite Note carries an original issue discount of $64,285.71 to cover Leonite’s legal fees, accounting fees, due diligence fees and/or other transactional costs incurred in connection with the purchase of the Leonite Note. Therefore, the purchase price of the Leonite Note was $650,000.

The Leonite Note bears interest at the rate of the greater of (i) 12% per annum and (ii) the prime rate as set forth in the Wall Street Journal on April 5, 2019 plus 6.5% guaranteed over the holding period on the unconverted principal amount, on the terms set forth in the Leonite Note (the “Stated Rate”). Any amount of principal or interest on the Leonite Note, which is not paid by the maturity date, shall bear interest at the rate at the lesser of 24% per annum or the maximum legal amount permitted by law (the “Default Interest”).

Beginning on May 5, 2019 and on the same day of each and every calendar month thereafter throughout the term of the Leonite Note, 1847 shall make monthly payments of interest only due under the Leonite Note to Leonite at the Stated Rate as set forth above. 1847 shall pay to Leonite on an accelerated basis any outstanding principal amount of the Leonite Note, along with accrued, but unpaid interest, from: (i) net proceeds of any future financings by the Company, but not its subsidiaries, whether debt or equity, or any other financing proceeds, except any transaction having a specific use of proceeds requirement that such proceeds are to be used exclusively to purchase the assets or equity of an unaffiliated business and the proceeds are used accordingly; (ii) net proceeds from any sale of assets of 1847 or any of its subsidiaries other than sales of assets in the ordinary course of business or receipt by 1847 or any of its subsidiaries of any tax credits, subject to rights of Goedeker, or other financing sources of 1847 (including its subsidiaries) existing prior to the date of the Leonite Note; and (iii) net proceeds from the sale of any assets outside of the ordinary course of business or securities in any subsidiary.

The Leonite Note will mature 12 months from the issue date, or April 5, 2020, at which time the principal amount and all accrued and unpaid interest, if any, and other fees relating to the Leonite Note, will be due and payable. Unless an event of default as set forth in the Leonite Note has occurred, 1847 has the right to prepay principal amount of, and any accrued and unpaid interest on, the Leonite Note at any time prior to the maturity date at 115% of the principal amount (the “Premium”), provided, however, that if the prepayment is the result of any of the occurrence of any of the transactions described in subparagraphs (i), (ii) or (iii) above then such prepayment shall be the unpaid principal amount, plus accrued and unpaid interest and other amounts due but without the Premium.

The Leonite Note contains customary events of default, including in the event of (i) non-payment, (ii) a breach by 1847 of its covenants under the Leonite Purchase Agreement or any other agreement entered into in connection with the Leonite Purchase Agreement, or a breach of any of representations or warranties under the Leonite Note, or (iii) the bankruptcy of 1847. The Leonite Note also contains a cross default provision, whereby a default by 1847 of any covenant or other term or condition contained in any of the other financial instrument issued by of 1847 to Leonite or any other third party after the passage all applicable notice and cure or grace periods that results in a material adverse effect shall, at Leonite’s option, be considered a default under the Leonite Note, in which event Leonite shall be entitled to apply all rights and remedies under the terms of the Leonite Note.

Under the Leonite Note, Leonite has the right at any time at its option to convert all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest of the Leonite Note into fully paid and non-assessable common shares or any shares of capital stock or other securities of the Company into which such common shares may be changed or reclassified. The number of common shares to be issued upon each conversion of the Leonite Note shall be determined by dividing the Conversion Amount by the applicable conversion price then in effect. The term “Conversion Amount” means, with respect to any conversion of the Leonite Note, the sum of: (i) the principal amount of the Leonite Note to be converted plus (ii) at Leonite’s option, accrued and unpaid interest, plus (iii) at Leonite’s option, Default Interest, if any, plus (iv) Leonite’s expenses relating to a conversion, plus (v) at Leonite’s option, any amounts owed to Leonite. The conversion price shall be $1.00 per share (the “Fixed Conversion Price”) (subject to adjustment as further described in the Leonite Note for common share distributions and splits, certain fundamental transactions, and anti-dilution adjustments), provided that at any time after any event of default under the Leonite Note, the conversion price shall immediately be equal to the lesser of (i) the Fixed Conversion Price less 40%; and (ii) the lowest weighted average price of the common shares during the 21 consecutive trading day period immediately preceding the trading day that 1847 receives a notice of conversion or (iii) the discount to market based on subsequent financings with other investors.

Notwithstanding the foregoing, in no event shall Leonite be entitled to convert any portion of the Leonite Note in excess of that portion of the Leonite Note upon conversion of which the sum of (1) the number of common shares beneficially owned by Leonite and its affiliates (other than common shares which may be deemed beneficially owned through the ownership of the unconverted portion of the Leonite Note or the unexercised or unconverted portion of any other security of the Company subject to a limitation on conversion or exercise analogous to the limitations contained in the Leonite Note, and, if applicable, net of any shares that may be deemed to be owned by any person not affiliated with Leonite who has purchased a portion of the Leonite Note from Leonite) and (2) the number of common shares issuable upon the conversion of the portion of the Leonite Note with respect to which the determination of this proviso is being made, would result in beneficial ownership by Leonite and its affiliates of more than 4.99% of the outstanding common shares of the Company. Such limitations on conversion may be waived (up to a maximum of 9.99%) by Leonite upon, at its election, not less than 61 days’ prior notice to the Company, and the provisions of the conversion limitation shall continue to apply until such 61st day (or such later date, as determined by Leonite, as may be specified in such notice of waiver).

The Leonite Warrant also contains an ownership limitation. The Company shall not effect any exercise of the Leonite Warrant, and Leonite shall not have the right to exercise any portion of the Leonite Warrant, to the extent that after giving effect to issuance of common shares upon exercise the Leonite Warrant, Leonite, together with its affiliates, and any other persons acting as a group together with Leonite or any of its affiliates, would beneficially own in excess of 4.99% of the number of common shares outstanding immediately after giving effect to the issuance of common shares issuable upon exercise of the Leonite Warrant. Upon no fewer than 61 days’ prior notice to the Company, Leonite may increase or decrease such beneficial ownership limitation provisions and any such increase or decrease will not be effective until the 61st day after such notice is delivered to the Company.

The Leonite Purchase Agreement contains customary representations, warranties and covenants. In addition, pursuant to the Leonite Purchase Agreement, Leonite was granted piggy-back registration rights with respect to the common shares, the Leonite Warrant and the shares issuable upon exercise of the Leonite Warrant. Also, in the event that the Company proposes to offer and sell its securities in an Equity Financing (as defined in the Leonite Purchase Agreement), Leonite shall have the right, but not the obligation, to participate in the purchase of the securities being offered in such Equity Financing up to an amount equal to the principal amount of the Leonite Note until the earliest of (i) the maturity date, (ii) the date that the Leonite Note and all accrued but unpaid interest shall have been repaid in full, and (iii) the closing date of an Equity Financing in which all, or any remaining portion, of the outstanding principal amount of the Leonite Note along with accrued but unpaid interest thereon shall have been converted, in full, into, and on the same terms as, the securities being offered in such Equity Financing.

In addition, as long as Leonite owns at least five percent (5%) of the securities originally purchased under the Leonite Purchase Agreement, the Company must timely file (or obtain extensions in respect thereof and file within the applicable grace period) all reports required to be filed it pursuant to the Securities Exchange Act of 1934, as amended, or make publicly available in accordance with Rule 144(c) such information as is required for Leonite to sell the securities under Rule 144. If the Company fails to remain current in its reporting obligations or to provide currently publicly available information in accordance with Rule 144(c) and such failure extends for a period of more than fifteen trading days (the date which such five trading day-period is exceeded, the “Event Date”), then in addition to any other rights Leonite may have under the Leonite Purchase Agreement or under applicable law, on each such Event Date and on each monthly anniversary of each such Event Date until the information failure is cured, the Company shall pay to Leonite an amount in cash, as partial liquidated damages and not as a penalty, equal to 0.75% of purchase price paid for the securities held by Leonite at the Event Date with a maximum amount of liquidated damages payable being capped at $150,000.

Concurrently with 1847 and Leonite entering into the Leonite Purchase Agreement and as security for 1847’s obligations thereunder, on April 5, 2019, the Company, 1847 Holdco and 1847 Goedeker entered into a Security and Pledge Agreement with Leonite (the “Security Agreement”). Pursuant to the Security Agreement, and in order to secure 1847’s timely payment of the Leonite Note and related obligations and the timely performance of each and all of its covenants and obligations under the Leonite Purchase Agreement and related documents, 1847 unconditionally and irrevocably granted, pledged and hypothecated to Leonite a continuing security interest in and to, a lien upon, assignment of, and right of set-off against, all presently existing and hereafter acquired or arising assets. Such security interest is a first priority security interest with respect to the securities that the Company owns in 1847 Holdco and in 1847 Neese, and a third priority security interest with respect to all other assets.

The rights of Leonite to receive payments under the Leonite Note are subordinate to the rights of Burnley and SBCC under separate Subordination Agreements that Leonite entered into with them on April 5, 2019.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1847 HOLDINGS LLC

Date: April 15, 2019	By:	/s/ Ellery W. Roberts
	Name:	Ellery W. Roberts
	Title:	Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ellery W. Roberts	Chairman, Chief Executive Officer, President and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)	April 15, 2019
Ellery W. Roberts

/s/ Paul A. Froning	Director	April 15, 2019
Paul Froning

/s/ Robert D. Barry	Director	April 15, 2019
Robert D. Barry

86