Form 10-K/A
period 2018-12-31
1847 Holdings LLC
filed 2019-04-29
CIK 1599407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

1847 Holdings LLC (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment”) to amend its Annual Report on Form 10-K for the year ended December 31, 2018, which was originally filed with the Securities and Exchange Commission on April 15, 2019 (the “Form 10-K”).

This Amendment is being filed solely to restate the reconciliation of certain Non-GAAP financial measures contained in Item 7 of the Form 10-K, including the reconciliation of EBITDA and adjusted EBITDA and cash available for distribution. These are being restated in order to conform to the Company’s definition of “adjusted EBITDA” and to present cash available for distribution on a fully-equitized basis .

Except for the foregoing, no other changes are made to the Form 10-K. The Form 10-K, as amended by this Amendment, continues to be as of April 15, 2019 and does not reflect events occurring after April 15, 2019.

2

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

The following table presents a reconciliation of net income to EBITDA and adjusted EBITDA for the year ended December 31, 2018:

	Year Ended December 31, 2018
	Corporate	Neese	Consolidated
Net income (loss)	$(327,400)	$(1,214,473)	$(1,541,873)
Adjusted for:
Provision (benefit) for income taxes	-	(781,200)	(781,200)
Interest expense, net	7,549	555,080	562,629
Depreciation and amortization	-	1,441,898	1,441,898
EBITDA	(319,851)	1,305	(318,546)
Financing costs	-	536,491	536,491
Write-down of assets	-	129,400	129,400
Write-off of contingent consideration	-	250,000	250,000
Adjusted EBITDA	(319,851)	917,196	597,345

Cash Available for Distribution

The table below details cash receipts and payments as if we had no debt, had purchased the non-controlling interests, and owned 100% of the subsidiary. This schedule provides management’s estimate of cash available for distribution, or CAD. CAD is a non-GAAP measure that we believe provides additional, useful information to our shareholders in order to enable them to evaluate our ability to make anticipated monthly distributions. CAD is not meant to be a substitute for GAAP, and may be different from or otherwise inconsistent with non-GAAP financial measures used by other companies.

The following table reconciles CAD to net loss and cash flows provided by (used in) operating activities, which we consider to be the most directly comparable financial measure calculated and presented in accordance with GAAP.

Year Ended December 31, 2018
Net income (loss)	$(1,541,873)
Adjustment to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	1,441,898
Gain on sale of fixed assets	(28,408)
Amortization of financing costs	29,239
Write-off of contingent consideration	(395,634)
Write-down of assets	129,400
Loss on extinguishment of debt	536,534
Financing costs	42,506
Changes in operating assets and liabilities	(340,667)
Net cash used in operating activities	(127,005)
Adjustments
Interest expense, net	555,080
Estimated maintenance capital expenditures	(15,000)
Estimated cash flow available for distribution and reinvestment	$413,075

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

84

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

10.10	Stock Purchase Agreement, dated November 12, 2018, among 1847 CB, Inc., Cornerstone Builders of SW Florida, Inc. and Anthony Leopardi (incorporated by reference to Exhibit 10.10 to the registrant’s Annual Report on Form 10-K filed April 15, 2019)
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

10.46	Agreement of Lease, dated March 3, 2017, between K&A Holdings, LLC and Neese, Inc. (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed March 9, 2017)
10.47	Lease Agreement, dated April 5, 2019, between S.H.J., L.L.C. and 1847 Goedeker Inc. (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed April 8, 2019)
14.1	Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14.1 to the registrant’s Annual Report on Form 10-K filed on April 15, 2015)
21.1	List of subsidiaries of the registrant (incorporated by reference to Exhibit 10.10 to the registrant’s Annual Report on Form 10-K filed April 15, 2019)
31.1*	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

1847 HOLDINGS LLC

Date: April 29 , 2019	By:	/s/ Ellery W. Roberts
	Name:	Ellery W. Roberts
	Title:	Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ellery W. Roberts	Chairman, Chief Executive Officer, President and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)	April 29 , 2019
Ellery W. Roberts

/s/ Paul A. Froning	Director	April 29 , 2019
Paul Froning

/s/ Robert D. Barry	Director	April 29 , 2019
Robert D. Barry

87