Form 10-Q
period 2019-03-31
1847 Holdings LLC
filed 2019-05-15
CIK 1599407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

or

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

Securities registered pursuant to Section 12(b) of the Act: None

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for comply with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
NONE

As of May 15, 2019, there were 3,165,625 common shares of the registrant issued and outstanding.

1847 HOLDINGS LLC

Quarterly Report on Form 10-Q

 Period Ended March 31, 2019

2

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

1847 HOLDINGS LLC

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1847 HOLDINGS LLC

CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Current Assets
Cash	$96,224	$333,880
Accounts receivable, net	218,236	549,568
Inventories, net	535,694	487,690
Prepaid expenses and other current assets	53,829	145,978

TOTAL CURRENT ASSETS	903,983	1,517,116

Property and equipment, net	4,148,737	4,491,089
Operating lease right of use assets	605,050	-
Goodwill	22,166	22,166
Intangible assets, net	19,833	21,533
Other assets	375	375

TOTAL ASSETS	$5,700,144	$6,052,279

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,268,762	$1,203,435
Floor plan payable	137,493	109,100
Current portion of operating lease liability	60,095	-
Advances, related party	176,296	174,333
Note payable – related party, including accrued interest of $9,889 and $7,549 as of March 31, 2019 and December 31, 2018, respectively	126,889	124,549
Notes payable – current portion	224,798	293,641
Uncertain tax liability	-	8,000
Current portion of financing lease liability	310,767	299,157

TOTAL CURRENT LIABILITIES	2,305,101	2,212,215

Non-current notes-payable	3,099,531	3,262,434
Operating lease liability – long term	549,293	-
Promissory note payable	1,025,000	1,025,000
Non-current deferred tax liability	118,201	364,601
Accrued expenses – long term	565,338	451,857
Financing lease liability, net of current portion	700,006	763,239

TOTAL LIABILITIES	$8,362,470	$8,079,346

SHAREHOLDERS’ DEFICIT
Allocation shares, 1,000 shares issued and outstanding	1,000	1,000
Common Shares, 500,000,000 shares authorized, 3,115,625 shares issued and outstanding as of March 31, 2019 and December 31, 2018	3,115	3,115
Additional paid-in capital	11,891	11,891
Accumulated deficit	(2,523,663)	(2,155,084)

TOTAL SHAREHOLDERS’ DEFICIT	(2,507,657)	(2,139,078)
NONCONTROLLING INTERESTS	(154,669)	112,011
TOTAL SHAREHOLDERS’ DEFICIT	(2,662,326)	(2,027,067)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$5,700,144	$6,052,279

The accompanying notes are an integral part of these consolidated financial statements

1847 HOLDINGS LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
REVENUES
Services	$575,397	$654,074
Sales and other	236,974	108,571
TOTAL REVENUE	812,371	762,645

OPERATING EXPENSES
Cost of sales	213,750	98,288
Personnel costs	457,197	434,964
Depreciation and amortization	338,822	359,700
Fuel	188,377	166,772
General and administrative	375,735	587,251
TOTAL OPERATING EXPENSES	1,573,881	1,646,975

NET LOSS FROM OPERATIONS	(761,510)	(884,330)

OTHER INCOME (EXPENSE)
Financing costs and loss on early extinguishment of debt	(8,100)	(9,963)
Interest expense, net	(144,292)	(104,974)
Gain (loss) on sale of property and equipment	24,224	(40,125)
TOTAL OTHER INCOME (EXPENSE)	(128,168)	(155,062)

NET LOSS BEFORE INCOME TAXES AND NON-CONTROLLING INTERESTS	(889,678)	(1,039,392)

PROVISION FOR INCOME TAXES (BENEFIT)	(254,419)	(246,200)

NET LOSS	(635,259)	(793,192)

Less net loss attributable to non-controlling interests	(266,680)	(264,047)

NET LOSS ATTRIBUTABLE TO 1847 HOLDINGS SHAREHOLDERS	$(368,579)	$(529,145)

Net Loss Per Common Share: Basic and diluted	$(0.12)	$(0.17)
Weighted-average number of common shares outstanding: Basic and diluted	3,115,625	3,115,625

The accompanying notes are an integral part of these consolidated financial statements

1847 HOLDINGS LLC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

For the Three Months Ended March 31, 2019

	Common Shares		Allocation	Additional Paid-In	Accumulated	Non- Controlling	Shareholders’
	Shares	Amount	Shares	Capital	Deficit	Interest	Deficit

BALANCE – January 1, 2019	3,115,625	$3,115	$1,000	$11,891	$(2,155,084)	$112,011	$(2,027,067)

Net loss for the quarter ended March 31, 2019	-	-	-	-	(368,579)	(266,680)	(635,259)

BALANCE – March 31, 2019	3,115,625	$3,115	$1,000	$11,891	$(2,523,663)	$(154,669)	$(2,662,326)

For the Three Months Ended March 31, 2018

	Common Shares		Allocation	Additional Paid-In	Accumulated	Non- Controlling	Shareholders’
	Shares	Amount	Shares	Capital	Deficit	Interest	Deficit

BALANCE – January 1, 2018	3,115,625	$3,115	$1,000	$11,891	$(1,159,724)	$658,524	$(485,194)

Net loss for the quarter ended March 31, 2018	-	-	-	-	(529,145)	(264,047)	(793,192)

BALANCE – March 31, 2018	3,115,625	$3,115	$1,000	$11,891	$(1,688,869)	$394,477	$(1,278,386)

The accompanying notes are an integral part of these consolidated financial statements

1847 HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
OPERATING ACTIVITIES
Net loss	$(635,259)	$(793,192)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain (loss) on sale of property and equipment	(24,224)	40,125
Depreciation and amortization	338,822	359,700
Amortization of financing costs	8,100	9,963
Amortization of operating lease right of use assets	19,107
Changes in operating assets and liabilities:
Accounts receivable	331,332	216,297
Inventory	(48,004)	66,057
Prepaid expenses and other assets	92,149	(5,967)
Accounts payable and accrued expenses	181,150	169,838
Uncertain tax position	-	1,000
Operating lease liability	(14,769)	-
Deferred tax liability and prepaid tax	(254,400)	(247,200)
Interest payable	-	8,712
Due to related parties	1,963	2,082
Other liabilities	-	(10,787)
Net cash used in operating activities	(4,033)	(183,372)

INVESTING ACTIVITIES
Proceeds from the sale of property and equipment	39,750	35,500
Purchase of equipment	(10,296)	-
Net cash provided by investing activities	29,454	35,500

FINANCING ACTIVITIES
Note Payable – related party	28,393	72,000
Repayment of line of credit	-	(275,000)
Repayments of notes payable	(236,832)	(3,512)
Principal payments on financing lease liability	(54,638)	(68,926)
Net cash used in financing activities	(263,077)	(275,438)

NET CHANGE IN CASH	(237,656)	(423,310)

CASH
Beginning of period	333,880	501,422
End of period	$96,224	$78,112

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$160,763	$119,871
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 (UNAUDITED)

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

On January 10, 2019, the Company formed 1847 Goedeker Inc. (“1847 Goedeker”) as a wholly-owned subsidiary in the State of Delaware in connection with the proposed acquisition of assets from Goedeker Television Co., Inc. (see Note 17). On March 20, 2019, the Company formed 1847 Goedeker Holdco Inc. (“1847 Holdco”) as a wholly-owned subsidiary in the State of Delaware. On March 22, 2019, the Company transferred all of its shares in 1847 Goedeker to 1847 Holdco Inc.

The consolidated financial statements include the accounts of the Company and its subsidiaries, 1847 Neese, Neese, 1847 CB, 1847 Holdco and 1847 Goedeker. All significant intercompany balances and transactions have been eliminated in consolidation.

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 (UNAUDITED)

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

Reclassifications

Certain Statements of Operations reclassifications have been made in the presentation of the Company’s prior financial statements and accompanying notes to conform to the presentation as of and for the three months ended March 31, 2019. The Company reclassified certain operating expense accounts in the Consolidated State of Operations.

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

If the Company continued to apply legacy revenue recognition guidance for the three months ended March 31, 2019, revenues, gross margin, and net loss would not have changed.

Substantially all of the Company’s sales are to businesses, including farmers or municipalities and very little to individuals.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 (UNAUDITED)

Disaggregated Revenue - The Company disaggregates revenue from contracts with customers by contract type, as it believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The Company s revenue by contract type is as follows:

	For the Three Months Ended March 31,
	2019	2018
Revenues
Services
Trucking	$372,472	$501,605
Waste hauling	104,329	34,981
Repairs	52,928	98,868
Other	45,668	18,620
Total services	575,397	654,074

Sales of parts and equipment	236,974	108,571
Total revenue	$812,371	$762,645

Performance Obligations ‒ Performance obligations for two different types of services are discussed below:

•	Trucking ‒ Revenues for time and material contracts are recognized when the merchandise or commodity is delivered to the destination specified in the agreement with the customer.

•	Waste Hauling ‒ Revenues for waste hauling is recognized when the hauling and spreading is complete.

•	Repairs ‒ Revenues for repairs are recognized upon completion of equipment serviced.

•	Sales of parts and equipment ‒ Revenues for the sale of parts and equipment are recognized upon the transfer and acceptance by the customer.

Accounts Receivable, Net ‒ Accounts receivable, net, are amounts due from customers where there is an unconditional right to consideration. Unbilled receivables of $0 and $139,766 are included in this balance at March 31, 2019 and December 31, 2018, respectively. The payment of consideration related to these unbilled receivables is subject only to the passage of time.

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

The Company determined that an allowance for loss of $29,001 was required at March 31, 2019 and December 31, 2018.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 (UNAUDITED)

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

The allowance for credit losses consists of general and specific components. The general component of the allowance estimates credit losses for groups of accounts receivable on a collective basis and relates to probable incurred losses of unimpaired accounts receivables. The Company records a general allowance for credit losses that includes forecasted future credit losses.

Inventory

Inventory consists of finished product acquired for resale and is valued at the lower-of-cost-or-market with cost determined on a specific item basis. The Company periodically evaluates the value of items in inventory and provides write-downs to inventory based on its estimate of market conditions. The Company estimated an obsolescence allowance of $99,546 at March 31, 2019 and December 31, 2018.

Property and Equipment

Property and equipment is stated at cost. Depreciation of furniture, vehicles and equipment is calculated using the straight-line method over the estimated useful lives as follows:

Useful Life (Years)
Building and Improvements	4
Machinery and Equipment	3-7
Tractors	3-7
Trucks and vehicles	3-6

Goodwill and Intangible Assets

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 (UNAUDITED)

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common share equivalents outstanding as of March 31, 2019 and 2018.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 (UNAUDITED)

Going Concern Assessment

Management assesses going concern uncertainty in the Company’s consolidated financial statements to determine whether there is sufficient cash on hand and working capital, including available borrowings on loans, to operate for a period of at least one year from the date the consolidated financial statements are issued or available to be issued, which is referred to as the “look-forward period”, as defined in GAAP. As part of this assessment, based on conditions that are known and reasonably knowable to management, management will consider various scenarios, forecasts, projections, estimates and will make certain key assumptions, including the timing and nature of projected cash expenditures or programs, its ability to delay or curtail expenditures or programs and its ability to raise additional capital, if necessary, among other factors. Based on this assessment, as necessary or applicable, management makes certain assumptions around implementing curtailments or delays in the nature and timing of programs and expenditures to the extent it deems probable those implementations can be achieved and management has the proper authority to execute them within the look-forward period.

The Company has generated losses since its inception in August 2018 and has relied on cash on hand, external bank lines of credit and the sale of a note to support cashflow from operations. The Company attributes the 2018 losses to public company corporate overhead and losses generated by some of its subsidiary operations. As of and for the three months ended March 31, 2019, the Company had a net loss of $635,259 and negative working capital of $1,401,118. Management believes that based on relevant conditions and events that are known and reasonably knowable that its forecasts, for one year from the date of the filing of the consolidated financial statements in this Quarterly Report on Form 10-Q, indicate improved operations and the Company’s ability to continue operations as a going concern. The Company has contingency plans to reduce or defer expenses and cash outlays should operations not improve in the look forward period.

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 (UNAUDITED)

Recently Adopted

In February 2016, the FASB issued ASU 2016-02, Leases. This ASU is a comprehensive new leases standard that amends various aspects of existing guidance for leases and requires additional disclosures about leasing arrangements. It will require companies to recognize lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. The ASU is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years; and earlier adoption is permitted. In the financial statements in which the ASU is first applied, leases shall be measured and recognized at the beginning of the earliest comparative period presented with an adjustment to equity. Practical expedients are available for election as a package and if applied consistently to all leases. On January 1, 2019, the Company recognized $624,157 of ROU financing lease assets and $624,157 of financing lease liabilities, including noncurrent financing lease liabilities of $559,972, as a result of adopting this standard. As part of its adoption, the Company elected the following practical expedients: the Company has not reassessed whether any expired or existing contracts are or contain leases, the Company has not reassessed lease classification for any expired or existing leases; the Company has not reassessed initial direct costs for any existing leases; and the Company has not separated lease and non-lease components. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements and related disclosures. The comparative periods have not been restated for the adoption of ASU 2016-02.

NOTE 3—ALLOWANCE FOR DOUBTFUL ACCOUNTS

Following is a summary of activity in the allowance for doubtful accounts:

	March 31, 2019	December 31, 2018
Balance at beginning of period	$29,001	$14,001
Provisions for losses	-	15,000
Accounts charged-off	-	-
Balance at end of period	$29,001	$29,001

NOTE 4—INVENTORIES

At March 31, 2019 and December 31, 2018, the inventory balances are composed of:

	March 31, 2019	December 31, 2018
Machinery & Equipment	$473,218	$427,551
Parts	162,022	159,685
Subtotal	635,240	587,236
Allowance for inventory obsolescence	(99,546)	(99,546)
Inventory, net	$535,694	$487,690

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 (UNAUDITED)

Following is a summary of transactions in the allowance for inventory obsolescence for the three months ended March 31, 2019 and 2018:

	March 31, 2019	December 31, 2018
Balance at beginning of period	$99,546	$70,000
Provisions for obsolescence	-	48,000
Write-down in inventory value	-	(18,454)
Balance at end of period	$99,546	$99,546

At March 31, 2019, $61,305 of Machinery and Equipment and $2,976 of parts inventory were pledged to secure floor plan loans. The remaining inventory is pledged to secure a loan from Home State Bank and a capital lease from Utica.

NOTE 5—PROPERTY AND EQUIPMENT

Property and equipment consist of the following at March 31, 2019 and December 31, 2018:

Classification	March 31, 2019	December 31, 2018
Buildings and improvements	$5,338	$5,338
Equipment and machinery	2,921,102	2,943,490
Tractors	2,834,888	2,834,888
Trucks and other vehicles	1,147,303	1,147,304
Total	6,908,631	6,931,020
Less: Accumulated depreciation	(2,759,894)	(2,439,931)
Property and equipment, net	$4,148,737	$4,491,089

Depreciation expense for the three months ended March 31, 2019 and 2018 was $337,122 and $358,000, respectively.

All property and equipment are pledged to secure loans from Home State Bank and Utica.

NOTE 6—INTANGIBLE ASSETS

The following provides a breakdown of identifiable intangible assets as of March 31, 2019 and December 31, 2018:

Customer Relationships	March 31, 2019	December 31, 2018
Identifiable intangible assets, gross	$34,000	$34,000
Accumulated amortization	(14,167)	(12,467)
Identifiable intangible assets, net	$19,833	$21,533

In connection with the acquisition of Neese, the Company identified intangible assets of $34,000 representing customer relationships. These assets are being amortized on a straight-line basis over their weighted average estimated useful life of 5 years and amortization expense amounted to $1,700 for the three months ended March 31, 2019 and 2018.

As of March 31, 2019, the estimated annual amortization expense for each of the next four fiscal years is as follows:

2019 (remainder)	$5,100
2020	6,800
2021	6,800
2022	1,133
Total	$19,833

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 (UNAUDITED)

NOTE 7—LINE OF CREDIT

The Company’s subsidiary, Neese, entered into a loan and security agreement with Home State Bank, an Iowa state chartered bank (“Home State Bank”), governing a new revolving credit facility in a principal amount not to exceed $1,000,000. This line of credit was available for working capital and other general business purposes. Availability of borrowings under this line of credit from time to time was subject to discretionary advances approved by Home State Bank. The outstanding principal balance was $400,000 at March 31, 2018. This line of credit bore interest at 4.85% and was due September 1, 2018. The line of credit was closed and paid off with proceeds from a Home State Bank term loan on June 13, 2018.

NOTE 8—FLOOR PLAN LOANS PAYABLE

At March 31, 2019 and December 31, 2018, $61,305 of Machinery and Equipment and $2,976 of parts inventory and $108,124 of Machinery and Equipment inventory was pledged to secure floor plan loans from two commercial lenders. The Company must remit proceeds from the sale of the secured inventory to the floor plan lender and pays a finance charge that can vary monthly at the option of the lender. The balance of the floor plan payable as of March 31, 2019 and December 31, 2018 amounted to $137,493 and $109,100, respectively.

NOTE 9—NOTES PAYABLE (TERM LOAN)

On June 13, 2018, Neese entered into a term loan agreement with Home State Bank, pursuant to which Neese issued a promissory note to Home State Bank in the principal amount of $3,654,074 with an annual interest rate of 6.85% with covenants to maintain a minimum debt coverage ratio of 1.00 to 1.25. Pursuant to the terms of the note, Neese will make semi-annual payments of $302,270 beginning on January 20, 2019 and continuing every six months thereafter until July 20, 2020, the maturity date; provided however, that Neese will pay the note in full immediately upon demand by Home State Bank. Proceeds of the loan were used to pay the Home State Bank line of credit (see Note 7), the Home State Bank note payable (see Note 10), and reduce the balance of the Utica financing lease (see Note 11). The amount applied to the principal amount of the lease and lease buyout amount was $2,780,052, which amount was net of lien release fees of $124,650 and lease deposit of $72,322.  The remaining balance of the lease at March 31, 2019 is $407,290.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 (UNAUDITED)

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

The loan is secured by inventory, accounts receivable, and certain fixed assets of Neese. The loan agreement limited the payment of interest on the promissory notes (See Note 12) to $40,000 annually or fees to the Company’s manager. The Company continues to accrue interest and management fee at the contractual amounts. Such accruals (in excess of $40,000 in interest on the promissory notes) are shown as long-term accrued expenses in the accompanying balance sheet as of March 31, 2019.

If the Company sells property, plant, and equipment securing the loan, it must remit the appraised value of the equipment to Home State Bank. During the three months ended March 31, 2019, $21,500 was remitted to Home State Bank pursuant to this requirement.

The Company adopted ASU 2015-03 by deducting $25,428 of net debt issuance costs from the long-term portion of the term loan. Amortization of debt issuance costs totaled $5,085 for the three months ended March 31, 2019.

Following is a summary of payments due on the loan for the succeeding five years:

Amount
2019 (remainder)	$38,771
2020	3,310,986
Total payments	3,349,757
Less current portion of principal payments	224,798
Debt issuance costs, net	25,428
Long-term portion of principal payments	$3,099,531

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 (UNAUDITED)

NOTE 10—PROMISSORY NOTES

8% Vesting Promissory Note

As noted above in Note 7, a portion of the purchase price for the acquisition of Neese was paid by the issuance of a vesting promissory note in the principal amount of $1,875,000 (which was determined to have no fair value as of March 31, 2019 and December 31, 2018) by 1847 Neese and Neese to the sellers of Neese. Payment of the principal and accrued interest on the vesting promissory note is subject to vesting and a contingent consideration subject to fair market valuation adjustment at each reporting period. The vesting promissory note bears interest on the vested portion of the principal amount at the rate of eight percent (8%) per annum and is due and payable in full on June 30, 2020 (the “Maturity Date”). The principal of the vesting promissory note vests in accordance with the following formula:

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

Under terms of the term loan described in Note 9, this note may not be paid until the term loan is paid in full.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 (UNAUDITED)

10% Promissory Note

As noted above in Note 7, a portion of the purchase price for the acquisition of Neese was paid by the issuance of a promissory note in the principal amount of $1,025,000 by 1847 Neese and Neese to the sellers of Neese. The promissory note bears interest on the outstanding principal amount at the rate of ten percent (10%) per annum and was due and payable in full on March 3, 2018; provided, however, that the unpaid principal, and all accrued, but unpaid, interest thereon shall be prepaid if at any time, and from time to time, the cash on hand of 1847 Neese and Neese exceeds $250,000 and, then, the prepayment shall be equal to the amount of cash in excess of $200,000 until the unpaid principal and accrued, but unpaid, interest thereon is fully prepaid. The promissory note contains the same events of default as the vesting promissory note. The promissory note has not been repaid, thus the Company is in default under this note. Under terms of the term loan described in Note 9, this note may not be paid until the term loan is paid in full. The payees on the note agreed to the modification of its terms by signing the loan agreement for the Home State Bank term loan. Accordingly, the loan is shown as a long-term liability as of March 31, 2019. Additionally, the term loan lender limits the payment of interest on this note to $40,000 annually. The Company continues to accrue interest at the contract rate; however, given the limitations of the term loan, all accrued interest in excess of $40,000 is included in long-term accrued expenses.

NOTE 11—FINANCING LEASES

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 (UNAUDITED)

Provided that no default under the Master Lease Agreement has occurred and is continuing beyond any applicable grace or cure period, the Lessee has an early buy-out option with respect to all but not less than all of the Equipment, upon the payment of any outstanding rental payments or other fees then due, plus an additional amount set forth in the Master Lease Agreement, which represents the anticipated fair market value of the Equipment as of the anticipated end date of the Master Lease Agreement. In addition, the Lessee shall pay to Utica an administrative charge to be determined by Utica to cover its time and expenses incurred in connection with the exercise of the option to purchase, including, but not limited to, reasonable attorney fees and costs. Furthermore, upon the exercise by the Lessee of this option to purchase the Equipment, the Lessee shall pay all sales and transfer taxes and all fees payable to any governmental authority as a result of the transfer of title of the Equipment to Lessee. The early buy-out option was not available on the second equipment schedule to the Master Lease Agreement until after December 31, 2018.

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

On February 1, 2018, Utica agreed to continue the $53,000 payments for three additional months and extend the maturity of the loan by three months. Additionally, Utica agreed to defer the February 3, 2018 payment to February 20, 2018. The Company paid one-half the normal late fee, $2,650 for the late payment. On March 2, 2018, Utica agreed to defer the March 3 payment to March 30, 2018. The Company paid a late payment fee of $5,300 for the payment deferral.

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

A portion of the proceeds from the term loan (Note 9) were applied to reduce the balance of this lease to $475,000. The lease is payable in 46 payments of $12,882 beginning July 3, 2018 and an end-of-term buyout of $38,000. As a result, the parties to the Forbearance Agreement agreed that the Forbearance Agreement is terminated and is no longer in effect. In completing the early payout, the Company incurred a loss of $405,674 plus an additional loss of $95,130 from the write-off of unamortized debt issuance costs. The loss on early extinguishment of debt arose from the buyout provisions in the lease and because the Company had delayed making the regular payment of $85,322 until May 3, 2018, rather than July 3, 2017 as contemplated in the original Master Lease Agreement. Management chose to close the term loan because of the much lower interest rate and the loan allows the Company to make payments that match its operating cycle rather than monthly payments.

If the Company sells equipment, it must remit to Utica the amount loaned against the equipment. Such payments are accumulated and applied to the balance at the end of the lease term. During the three months ended March 31, 2019, $90,260 of payments, and no lien release payments, were remitted to Utica.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 (UNAUDITED)

The assets and liabilities under the Master Lease Agreement are recorded at the fair value of the assets at the time of acquisition.

The Company adopted ASU 2015-03 by deducting $34,100 of net debt issuance costs from the long-term portion of the financing lease. Amortization of debt issuance costs totaled $3,015 for the three months ended March 31, 2019.

At March 31, 2019, annual minimum future lease payments under this Master Lease Agreement are as follows:

Amount
2019(remainderofyear)	$374,009
2020	464,269
2021	464,269
2022	77,338
Total minimum lease payments	1,379,885
Less amount representing interest	308,216
Present value of minimum lease payments	1,071,669
Less current portion of minimum lease	310,767
Less debt issuance costs, net	34,100
Less payments to Utica for release of lien	75,000
Less lease deposits	38,807
End of lease buyout payments	87,011
Long-term present value of minimum lease payment	$700,006

The interest rate on the capitalized lease is approximately 15.3%.

NOTE 12—OPERATING LEASE

The Company leases a facility which has a remaining lease term of 7.9 years, which under ASU 2016-02 the Company has classified as a finance lease.

The amount accrued for amounts included in the measurement of finance lease liabilities was $325,000 for the three months ended March 31, 2019. Under terms of the term loan agreement (Note 9), the Company is limited by the amount of salary and rent it can pay to the former stockholders of Neese, Inc.

Supplemental balance sheet information related to leases was as follows:

March 31, 2019
Operating lease right-of-use lease asset	$605,250

Lease liability, current portion	60,095
Lease liability, long term	549,669
Total operating lease liabilities	$609,764

Weighted Average Remaining Lease Term - operating leases	7.9

Weighted Average Discount Rate - operating leases	6.85%

Maturities of the lease liability are as follows:

For the Years Ended
2019 (April to December)	$75,000
2020	100,000
2021	100,000
2022	100,000
2023	100,000
2024	100,000
Thereafter	216,667
Total lease payments	791,667
Less imputed interest	181,902
Maturities of lease liabilities	$609,765

The Company leases a piece of equipment on an operating lease. The lease originated in May 2014 for a five year term with annual payments of $11,830 with a final payment in July 2019.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 (UNAUDITED)

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

The services provided by the Manager include: conducting general and administrative supervision and oversight of 1847 Neese’s day-to-day business and operations, including, but not limited to, recruiting and hiring of personnel, administration of personnel and personnel benefits, development of administrative policies and procedures, establishment and management of banking services, managing and arranging for the maintaining of liability insurance, arranging for equipment rental, maintenance of all necessary permits and licenses, acquisition of any additional licenses and permits that become necessary, participation in risk management policies and procedures; and overseeing and consulting with respect to 1847 Neese’s business and operational strategies, the implementation of such strategies and the evaluation of such strategies, including, but not limited to, strategies with respect to capital expenditure and expansion programs, acquisitions or dispositions and product or service lines. The Company expensed $62,500 in management fees for the three months ended March 31, 2019 and 2018, respectively.

Under terms of the term loan from Home State Bank, no fees may be paid to the Manager without permission of the bank, which the Manager does not expect to be granted within the forthcoming year. Accordingly, $*263,308 due the Manager is classified as a long-term accrued liability.

Advances

From time to time, the Company has received advances from certain of its officers and related parties to meet short-term working capital needs. As of March 31, 2019 and December 31, 2018, a total of $118,833 advances from related parties are outstanding. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

As of March 31, 2019 and December 31, 2018, the Manager has funded the Company $57,463 and $55,500 in related party advances, respectively. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 (UNAUDITED)

Promissory Note

On January 3, 2018, the Company issued a grid promissory note to the Manager in the initial principal amount of $50,000. The note provides that the Company may from time to time request additional advances from the Manager up to an aggregate additional amount of $100,000, which will be added to the note if the Manager, in its sole discretion, so provides. Interest shall accrue on the unpaid portion of the principal amount and the unpaid portion of all advances outstanding at a fixed rate of 8% per annum, and along with the outstanding portion of the principal amount and the outstanding portion of all advances, shall be payable in one lump sum due on the maturity date, which is the first anniversary of the date of the note. The maturity date of the grid promissory note was extended until January 3, 2021. If all or a portion of the principal amount or any advance under the note, or any interest payable thereon is not paid when due (whether at the stated maturity, by acceleration or otherwise), such overdue amount shall bear interest at a rate of 12% per annum. In the event the Company completes a financing involving at least $500,000, the Company must, contemporaneously with the closing of such financing transaction, repay the entire outstanding principal and accrued and unpaid interest on the note. The note is unsecured and contains customary events of default. As of March 31, 2019 and December 31, 2018, the Manager has advanced $117,000 and $117,000, respectively, of the promissory note and the Company has accrued interest of $9,889 and $7,549, respectively.

Building Lease

On March 3, 2017, Neese entered into an agreement of lease with K&A Holdings, LLC, a limited liability company that is wholly-owned by officers of Neese. The agreement of lease is for a term of ten (10) years and provides for a base rent of $8,333 per month. In the event of late payment, interest shall accrue on the unpaid amount at the rate of eighteen percent (18%) per annum. The agreement of lease contains customary events of default, including if Neese shall fail to pay rent within five (5) days after the due date, or if Neese shall fail to perform any other terms, covenants or conditions under the agreement of lease, and other customary representations, warranties and covenants. See Note 12 for future lease payments.

Under terms of the term loan agreement (Note 9), the Company may not pay salary or rent to such officers of Neese in excess of $100,000 per year beginning on the date of the term loan agreement, June 13, 2018. The Company is accruing monthly rent, but because of the limitation in the term loan, $125,000 of accrued rent is classified as a long-term accrued liability.

NOTE 14—SHAREHOLDERS’ DEFICIT

Allocation Shares

As of March 31, 2019 and December 31, 2018, the Company had authorized and outstanding 1,000 allocation shares. These allocation shares do not entitle the holder thereof to vote on any matter relating to the Company other than in connection with amendments to the Company’s operating agreement and in connection with certain other corporate transactions as specified in the operating agreement.

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 (UNAUDITED)

Common Shares

The Company is authorized to issue 500,000,000 common shares as of March 31, 2019 and December 31, 2018 and the Company had 3,115,625 common shares issued and outstanding as of March 31, 2019 and December 31, 2018. The common shares entitle the holder thereof to one vote per share on all matters coming before the shareholders of the Company for a vote.

All share and per share information has been restated to retroactively show the effect of these stock splits.

The Company did not issue any equity securities in the three months ended March 31, 2019.

Noncontrolling Interests

The Company owns 55.0% of 1847 Neese. For financial interests in which the Company owns a controlling financial interest, the Company applies the provisions of ASC 810, which are applicable to reporting the equity and net income or loss attributable to noncontrolling interests. The results of 1847 Neese are included in the consolidated statement of income. The net loss attributable to the 45% non-controlling interest of the subsidiary amount to $381,676 and $394,477 for the three months ended March 31, 2019 and 2018, respectively.

NOTE 15—COMMITMENTS AND CONTINGENCIES

Proposed Acquisition of Cornerstone Builders

On November 12, 2018, 1847 CB, a wholly-owned subsidiary of the Company, entered into a stock purchase agreement, which was amended on March 13, 2019 (as amended, the “Purchase Agreement”), with Cornerstone Builders of SW Florida, Inc., a Florida corporation (“Cornerstone”), and Anthony Leopardi (the “Seller”), pursuant to which 1847 CB agreed to acquire all of the issued and outstanding capital stock of Cornerstone for an aggregate purchase price of $15,000,000 consisting of: (i) $7,425,000 in cash; (ii) a subordinated promissory note in the aggregate principal amount of $3,338,359; and (iii) a subordinated contingent promissory note in the aggregate amount of $4,236,641. The purchase price assumes that the 1847 CB will be able to verify through its accounting due diligence that Cornerstone is trending to achieve at least $3,673,000 of EBITDA on an adjusted basis as mutually agreed upon between the 1847 CB and the Seller.

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 (UNAUDITED)

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

Signing of Goedeker Asset Purchase Agreement

On January 18, 2019, 1847 Goedeker entered into an Asset Purchase Agreement with Goedeker Television Co., Inc., a Missouri corporation (“Goedeker”) and Steve Goedeker and Mike Goedeker (the “Stockholders”), pursuant to which 1847 Goedeker agreed to acquire substantially all of the assets of Goedeker used in its retail appliance and furniture business (the “Goedeker Business”).  See Note 16 below for a description of this agreement.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 (UNAUDITED)

Corporate Office

An office space has been leased on a month-by-month basis.

The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 16—SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10), the Company has analyzed its operations subsequent to March 31, 2019 to the date these financial statements were issued, and has determined that, except as set forth below, it does not have any material subsequent events to disclose in these financial statements.

Closing of Goedeker Acquisition

On April 5, 2019, 1847 Goedeker, 1847 Holdco, Goedeker and the Stockholders entered into an amendment to the Asset Purchase Agreement (as amended, the “Goedeker Purchase Agreement”) and closing of the acquisition of substantially all of the assets of Goedeker used in the Goedeker Business was completed (the “Acquisition”).

The aggregate purchase price was $6,200,000 consisting of: (i) $1,500,000 in cash, subject to adjustment; (ii) the issuance of a promissory note in the principal amount of $4,100,000; and (iii) up to $600,000 in Earn Out Payments (as defined below). As additional consideration, 1847 Holdco agreed to issue to each of the Stockholders a number of shares of its common stock equal to a 11.25% non-dilutable interest in all of the issued and outstanding stock of 1847 Holdco as of the closing date.

The cash portion was decreased by the amount of outstanding indebtedness of Goedeker for borrowed money existing as of the closing. As a result, the cash portion was adjusted to $478,000. In addition, the cash portion of the purchase price is subject to a customary post-closing working capital adjustment provision with a target working capital of ($1,802,000) (negative amount).

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 (UNAUDITED)

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 (UNAUDITED)

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 (UNAUDITED)

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 (UNAUDITED)

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 (UNAUDITED)

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 (UNAUDITED)

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 (UNAUDITED)

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 (UNAUDITED)

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 (UNAUDITED)

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

The rights of Leonite to receive payments under the Leonite Note are subordinate to the rights of Burnley and SBCC under separate Subordination Agreements that Leonite entered into with them on April 5, 2019

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to “1847 Holdings,” “we,” “our” and “our company” refer to 1847 Holdings LLC, a Delaware limited liability company, and its consolidated subsidiaries.

Special Note Regarding Forward Looking Statements

Certain information contained in this report includes forward-looking statements. The statements herein which are not historical reflect our current expectations and projections about our company’s future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to our company and our management and our interpretation of what is believed to be significant factors affecting the businesses, including many assumptions regarding future events. The following factors, among others, may affect our forward-looking statements:

•	our ability to successfully identify and acquire additional businesses, and to operate such businesses that we may acquire in the future and to effectively integrate and improve such businesses;
•	our organizational structure, which may limit our ability to meet our dividend and distribution policy;
•	our ability to service and comply with the terms of indebtedness that we expect to incur in the future;
•	our cash flow available for distribution and our ability to make monthly distributions in the future to our shareholders;
•	our ability to pay the management fee, profit allocation and put price to 1847 Partners LLC (which we refer to as our manager) when due;
•	labor disputes, strikes or other employee disputes or grievances;
•	our ability to implement our acquisition and management strategies;
•	the regulatory environment in which our businesses may operate under;
•	trends in the industries in which our businesses may operate;
•	operational costs and expenses, including, energy and labor costs;
•	the competitive environment in which our businesses will operate;
•	changes in general economic or business conditions or economic or demographic trends in the United States including changes in interest rates and inflation;
•	our and our manager’s ability to retain or replace qualified employees of our future businesses and our manager;
•	casualties, condemnation or catastrophic failures with respect to any of our business’ or future business’ facilities;
•	costs and effects of legal and administrative proceedings, settlements, investigations and claims; and
•	extraordinary or force majeure events affecting the business or operations of our future businesses.

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. Actual results, performance, liquidity, financial condition, prospects and opportunities could differ materially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2018, and matters described in this report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will in fact occur.

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

Management Services Agreement

We entered into a management services agreement with our manager on April 15, 2013, pursuant to which we are required to pay our manager a quarterly management fee equal to 0.5% (2.0% annualized) of our company’s adjusted net assets for services performed.

On March 3, 2017, in connection with the acquisition of Neese, Inc., our subsidiary 1847 Neese Inc., or 1847 Neese, entered into an offsetting management services agreement with our manager. Pursuant to the offsetting management services agreement, 1847 Neese appointed our manager to provide certain services to it for a quarterly management fee equal to $62,500 per quarter; provided, however, that (i) pro rated payments shall be made in the first quarter and the last quarter of the term, (ii) if the aggregate amount of management fees paid or to be paid by 1847 Neese, together with all other management fees paid or to be paid by all other subsidiaries of our company to our manager, in each case, with respect to any fiscal year exceeds, or is expected to exceed, 9.5% of our gross income with respect to such fiscal year, then the management fee to be paid by 1847 Neese for any remaining fiscal quarters in such fiscal year shall be reduced, on a pro rata basis determined by reference to the management fees to be paid to our manager by all of the subsidiaries of our company, until the aggregate amount of the management fee paid or to be paid by 1847 Neese, together with all other management fees paid or to be paid by all other subsidiaries of our company to our manager, in each case, with respect to such fiscal year, does not exceed 9.5% of our gross income with respect to such fiscal year, and (iii) if the aggregate amount the management fee paid or to be paid by 1847 Neese, together with all other management fees paid or to be paid by all other subsidiaries of our company to our manager, in each case, with respect to any fiscal quarter exceeds, or is expected to exceed, the aggregate amount of the management fee (before any adjustment thereto) calculated and payable under the management services agreement, which we refer to as the parent management fee, with respect to such fiscal quarter, then the management fee to be paid by 1847 Neese for such fiscal quarter shall be reduced, on a pro rata basis, until the aggregate amount of the management fee paid or to be paid by 1847 Neese, together with all other management fees paid or to be paid by all other subsidiaries of our company to our manager, in each case, with respect to such fiscal quarter, does not exceed the parent management fee calculated and payable with respect to such fiscal quarter.

Our Land Application Business

Through our subsidiary Neese, Inc., or Neese, which we acquired on March 3, 2017, we provide a wide range of products and services for the agriculture, construction, lawn and garden industries. Neese’s revenue mix is composed of waste disposal and a variety of agricultural services, wholesaling of agricultural equipment and parts, local trucking services, various shop services, and other products and services. Services to the local agricultural and farming communities include manure spreading, land rolling, bin whipping, cleaning of bulk storage bins and silos, equipment rental, trucking, vacuuming, building erection, and others.

Recent Developments

On April 5, 2019, our newly formed subsidiary 1847 Goedeker Inc. acquired substantially all of the assets of Goedeker Television Co., Inc., a Missouri corporation, used in its retail appliance and furniture business and we entered into a number of financing arrangements in connection therewith. Please see Note 19 to our unaudited consolidated financial statements for a description of these transactions.

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

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act of 1934, as amended, or the Exchange Act, which would occur if the market value of our common shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Results of Operations

The following table sets forth key components of our results of operations during the three months ended March 31, 2019 and 2018, both in dollars and as a percentage of our revenue.

	March 31, 2019		March 31, 2018
	Amount	% of Revenue	Amount	% of Revenue
Revenue
Services	$575,397	70.8	$654,074	85.8
Sales and other	236,974	29.2	108,571	14.2
Total revenue	812,371	100.0	762,645	100.0
Operating expenses
Cost of sales	213,750	26.3	98,288	12.9
Personnel costs	457,197	56.3	434,964	57.0
Depreciation and amortization	338,822	41.7	359,700	47.2
Fuel	188,377	23.2	166,772	21.9
General and administrative	375,735	46.3	587,251	77.0
Total operating expenses	1,573,881	193.7	1,646,975	216.0
Net loss from operations	(761,510)	(93.7)	(884,330)	(116.0)
Other income (loss)
Financing costs and loss on early extinguishment of debt	(8,100)	(1.0)	(9,963)	(1.3)
Interest expense, net	(144,292)	(17.9)	(104,974)	(13.8)
Gain (loss) on sale of property and equipment	24,224	3.0	40,125	(5.3)
Total other income (loss)	(128,168)	(15.9)	(155,062)	(20.3)
Net loss before income taxes and non-controlling interests	(889,678)	(109.6)	(1,039,392)	(136.3)
Provision for income taxes (benefit)	(254,419)	(31.3)	(246,200)	(32.3)
Net loss	(635,259)	(78.3)	(793,192)	(104.0)
Less net loss attributable to non-controlling interests	(266,680)	(32.8)	(264,047)	(34.5)
Net loss attributable to company shareholders	$(368,579)	(45.3)	$(529,145)	(69.4)

Revenue. Our land application business generates revenue through the provision of waste disposal and a variety of land application services, wholesaling of agricultural equipment and parts, local trucking services, various shop services, and other products and services. Our total revenue increased by $49,726, or 6.5%, to $812,371 for the three months ended March 31, 2019 from $762,645 for the three months ended March 31, 2018. Services revenue decreased by $78,677 and sales of parts and equipment increased by $128,403. Parts sales for the three months ended March 31, 2019 and 2018 were approximately the same; however equipment sales increased $118,000 in the 2019 period compared to the 2018

Cost of sales. Our cost of sales consists of the direct costs of our equipment and parts it sells in its business. Our cost of sales increased by $115,462, or 117.5%, to $213,750 for the three months ended March 31, 2019 from $98,288 for the three months ended March 31, 2018. The increase in cost of sales is attributable to the increase in sales of parts and equipment and offset by a very minor increase in the gross profit percentage

Personnel costs. Personnel costs include employee salaries and bonuses plus related payroll taxes. It also includes health insurance premiums, 401(k) contributions, and training costs. Our personnel costs increased by $22,233, or 5.1%, to $457,197 for the three months ended March 31, 2019 from $434,964 for the three months ended March 31, 2018. While personnel costs increased, as a percentage of revenue, personnel costs decreased from 57% to 56%, respectively.

Fuel costs. Fuel costs include fuel for our on-road trucking and off-road manure spreading services. Fuel costs increased by $21,605, or 13.0%, to $188,377 for the three months ended March 31, 2019 from $166,772 for the three months ended March 31, 2018. Trucking revenue declined in the 2019 period compared to the 2018 period, waste hauling which requires more fuel increased combined with an increase in the market price for fuel

General and administrative expenses. Our general and administrative expenses consist primarily of professional advisor fees, bad debts reserve and other expenses incurred in connection with general operations. Our total general and administrative expenses decreased by $211,516, or 36.0%, to $375,735 for the three months ended March 31, 2019 from $587,251 for the three months ended March 31, 2018. As a percentage of revenue, general and administrative expenses were 46% and 77% for the three months ended March 31, 2019 and 2018, respectively.

General and administrative expenses for our land application business decreased by $222,131 or 39.8%, to $335,440 for the three months ended March 31, 2019 from $557,571 for the three months ended March 31, 2018. The primary changes were a decline in professional fees of $62,000 and $24,500 for rent on a temporary rent on a storage building offset by a $25,700 increase in equipment repairs. As a percentage of revenue, general and administrative expenses for our land application business amounted to 41.3% and 73.1% for the three months ended March 31, 2019 and 2018, respectively.

General and administrative expenses for our holding company increased by $10,615 or 35.8%, to $40,295 for the three months ended March 31, 2019, from $29,680 for the three months ended March 31, 2018. The increase was due to an increase in professional fees and non-refundable acquisition related costs compared to the prior year period.

Total other income (loss). We had $128,168 in total other loss, net, for the three months ended March 31, 2019, as compared to other loss, net, of $155,062 for the three months ended March 31, 2018. Other loss in the three months ended March 31, 2019 consisted of $145,418 interest expense, $8,100 financing costs and gain on disposal of assets of $24,224, while other loss in the three months ended March 31, 2018 consisted of $104,974 interest expense, $9,963 of financing costs and loss on disposal of assets of $40,125.

Net loss attributable to company shareholders. As a result of the cumulative effect of the factors described above, our net loss attributable to our shareholders decreased by $2,633, or 1.0%, to $266,680 for the three months ended March 31, 2019 from $264,047 for the three months ended March 31, 2018.

Liquidity and Capital Resources

As of March 31, 2019, we had cash and cash equivalents of $96,224. To date, we have financed our operations primarily through cash flow from operations, augmented by cash proceeds from financing activities, borrowings and equity contributions by our shareholders.

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

Our primary use of funds will be for future acquisitions, public company expenses including monthly distributions to our shareholders, investments in future acquisitions, payments to our manager pursuant to the management services agreement, potential payment of profit allocation to our manager and potential put price to our manager in respect of the allocation shares it owns. The management fee, expenses, potential profit allocation and potential put price are paid before monthly distributions to shareholders and may be significant and exceed the funds held by our company, which may require our company to dispose of assets or incur debt to fund such expenditures. See “Item 1. Business—Our Manager” included in our Annual Report on Form 10-K for the year ended December 31, 2018 for more information concerning the management fee, the profit allocation and put price.

The amount of management fee paid to our manager by our company is reduced by the aggregate amount of any offsetting management fees, if any, received by our manager from any of our businesses. As a result, the management fee paid to our manager may fluctuate from quarter to quarter. The amount of management fee paid to our manager may represent a significant cash obligation and will be senior in right to payments of distributions to our shareholders. In this respect, the payment of the management fee will reduce the amount of cash available for distribution to shareholders. See “Item 1. Business—Our Manager—Our Manager as a Service Provider—Management Fee” included in our Annual Report on Form 10-K for the year ended December 31, 2018 for more information on the calculation of the management fee.

Our manager, as holder of 100% of our allocation shares, is entitled to receive a twenty percent (20%) profit allocation as a form of preferred equity distribution, subject to an annual hurdle rate of eight percent (8%), as follows. Upon the sale of a company subsidiary, the manager will be paid a profit allocation if the sum of (i) the excess of the gain on the sale of such subsidiary over a high water mark plus (ii) the subsidiary’s net income since its acquisition by the company exceeds the 8% hurdle rate. The 8% hurdle rate is the product of (i) a 2% rate per quarter, multiplied by (ii) the number of quarters such subsidiary was held by the company, multiplied by (iii) the subsidiary’s average share (determined based on gross assets, generally) of our company’s consolidated net equity (determined according to U.S. generally accepted accounting principals, or GAAP. with certain adjustments). In certain circumstances, after a subsidiary has been held for at least 5 years, the manager may also trigger a profit allocation with respect to such subsidiary (determined based solely on the subsidiary’s net income since its acquisition). The amount of profit allocation may represent a significant cash payment and is senior in right to payments of distributions to our shareholders. Therefore, the amount of profit allocation paid, when paid, will reduce the amount of cash available to our company for its operating and investing activities, including future acquisitions. See “Item 1. Business—Our Manager—Our Manager as an Equity Holder—Manager’s Profit Allocation” included in our Annual Report on Form 10-K for the year ended December 31, 2018 for more information on the calculation of the profit allocation.

Our operating agreement also contains a supplemental put provision, which gives our manager the right, subject to certain conditions, to cause our company to purchase the allocation shares then owned by our manager upon termination of the management services agreement. The amount of put price under the supplemental put provision is determined by assuming all of our subsidiaries are sold at that time for their fair market value and then calculating the amount of profit allocation would be payable in such a case. If the management services agreement is terminated for any reason other than the manager’s resignation, the payment to our manager could be as much as twice the amount of such hypothetical profit allocation. As is the case with profit allocation, the calculation of the put price is complex and based on many factors that cannot be predicted with any certainty at this time. See “Item 1. Business—Our Manager—Our Manager as an Equity Holder—Supplemental Put Provision” included in our Annual Report on Form 10-K for the year ended December 31, 2018 for more information on the calculation of the put price. The put price obligation, if the manager exercises its put right, will represent a significant cash payment and is senior in right to payments of distributions to our shareholders. Therefore, the amount of put price will reduce the amount of cash available to our company for its operating and investing activities, including future acquisitions.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the period indicated:

Cash Flow

	Three Months Ended March 31,
	2019	2018
Net cash used in operating activities	$(4,033)	$(183,372)
Net cash provided by investing activities	29,454	35,500
Net cash used in financing activities	(263,077)	(275,438)
Net increase (decrease) in cash and cash equivalents	(237,656)	(423,310)
Cash and cash equivalents at beginning of year	333,880	501,422
Cash and cash equivalent at end of period	$96,224	$78,112

Net cash used in operating activities was $4,033 for the three months ended March 31, 2019, as compared to $183,372 for the three months ended March 31, 2018. For the three months ended March 31, 2019, the net loss of $635,259, and gain on sale of equipment of $24,224 offset by the amortization of financing costs of $8,100 and depreciation and amortization of $338,822, amortization of operating lease right of use asset of $19,107, an decrease in current assets of $375,477 and an increase in current liabilities of $86,056 were the primary drivers of the net cash used in operating activities. For the three months ended March 31, 2018, the net loss of $793,182, offset by loss on disposal of assets of $40,125, amortization of financing costs of $9,963 and depreciation and amortization of $359,700, an increase of current assets of $276,387, and a decrease in current liabilities of $76,355 were the primary drivers of the net cash used in operating activities.

Net cash provided by investing activities was $29,454 for the three months ended March 31, 2019, consisting of 29,454 from proceeds from sale of fixed assets. Net cash provided by investing activities was $35,500 for the three months ended March 31, 2018, consisting of $35,500 of proceeds from sale of fixed assets.

Net cash used in financing activities was $263,077 for the three months ended March 31, 2019, as compared to net cash used in financing activities of $275,438 for the three months ended March 31, 2018. For the three months ended March 31, 2019, net cash used in financing activities consisted of $28,393 advances on line of credit, $263,832 repayments of notes payable and principal payments on capital lease obligations of $54,638. For the three months ended March 31, 2018, net cash used in financing activities consisted of $275,000 repayments of line of credit, principal payments on capital lease obligation of $68,926 and repayments of notes payable of $3,512, offset by notes payable – related party of $72,000.

Grid Promissory Note

On January 3, 2018, we issued a grid promissory note to our manager in the initial principal amount of $50,000. The note provides that we may from time to time request additional advances from our manager up to an aggregate additional amount of $100,000, which will be added to the note if our manager, in its sole discretion, so provides. Interest shall accrue on the unpaid portion of the principal amount and the unpaid portion of all advances outstanding at a fixed rate of 8% per annum, and along with the outstanding portion of the principal amount and the outstanding portion of all advances, shall be payable in one lump sum due on the maturity date, which was the first anniversary of the date of the note. The maturity date of the grid promissory note was extended until January 3, 2021. If all or a portion of the principal amount or any advance under the note, or any interest payable thereon is not paid when due (whether at the stated maturity, by acceleration or otherwise), such overdue amount shall bear interest at a rate of 12% per annum. In the event we complete a financing involving at least $500,000, we must, contemporaneously with the closing of such financing transaction, repay the entire outstanding principal and accrued and unpaid interest on the note. The note is unsecured and contains customary events of default. As of March 31, 2019, our manager has advanced $117,000 of the promissory note and we have accrued interest of $9,889.

Vesting Promissory Note

A portion of the purchase price for the acquisition of Neese was paid by the issuance of a vesting promissory note in the principal amount of $1,875,000 (which was determined to have no fair value as of March 31, 2019 and December 31, 2018) by 1847 Neese and Neese to the sellers of Neese. Payment of the principal and accrued interest on the vesting promissory note is subject to vesting and a contingent consideration subject to fair market valuation adjustment at each reporting period. The vesting promissory note bears interest on the vested portion of the principal amount at the rate of eight percent (8%) per annum and is due and payable in full on June 30, 2020. The principal of the vesting promissory note vests in accordance with the following formula:

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

10% Promissory Note

A portion of the purchase price for the acquisition of Neese was paid by the issuance of a promissory note in the principal amount of $1,025,000 by 1847 Neese and Neese to the sellers of Neese. The promissory note bears interest on the outstanding principal amount at the rate of ten percent (10%) per annum and was due and payable in full on March 3, 2018; provided, however, that the unpaid principal, and all accrued, but unpaid, interest thereon shall be prepaid if at any time, and from time to time, the cash on hand of 1847 Neese and Neese exceeds $250,000 and, then, the prepayment shall be equal to the amount of cash in excess of $200,000 until the unpaid principal and accrued, but unpaid, interest thereon is fully prepaid. The promissory note contains the same events of default as the vesting promissory note. The promissory note has not been repaid, thus we are in default under this note. Under terms of the term loan described below, this note may not be paid until the term loan is paid in full. The payees on the note agreed to the modification of its terms by signing the loan agreement. Accordingly, the loan is shown as a long-term liability as of March 31, 2019. Additionally, the term loan lender limits the payment of interest on this note to $40,000 annually. We continue to accrue interest at the contract rate; however, given the limitations of the term loan, all accrued interest in excess of $40,000 is included in long-term accrued expenses.

Line of Credit

On September 26, 2017, Neese entered into a promissory note and security agreement with Home State Bank governing a new revolving credit facility in a principal amount not to exceed $1,000,000. Availability of borrowings under this loan agreement from time to time was subject to discretionary advances approved by Home State Bank. The outstanding principal balance was $400,000 at March 31, 2018 and the loan bore interest at 4.85%. The loan was due September 1, 2018. This line of credit was paid off with proceeds from the Home State Bank term loan described below.

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

Floor Plan Loans Payable

At March 31, 2019, $132,137 of Machinery and Equipment and parts inventory was pledged to secure floor plan loans from two commercial lenders. We must remit proceeds from the sale of the secured inventory to the floor plan lender and pay a finance charge that can vary monthly at the option of the lender. The balance of the floor plan payable as of March 31, 2019 amounted to $137,493.

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

Pursuant to the management services agreement that we entered into with our manager, our manager will have the right to cause our company to purchase the allocation shares then owned by our manager upon termination of the management services agreement. The redemption value of the allocation shares will be recorded outside of permanent equity in the mezzanine section of the balance sheet. We will recognize any change in the redemption value of the allocation shares by recording a dividend between net income and net income available to common shareholders. The amount recorded for the allocation shares is largely related to the fair value of the profit allocation that our manager, as holder of the allocation shares, will receive. The carrying value of the allocation shares will represent an estimate of the amounts to ultimately be paid to our manager, whether as a result of the occurrence of one or more of the various trigger events or upon the exercise of the supplemental put provision contained in our operating agreement following the termination of the management services agreement. See “Item 1. Business—Our Manager—Our Manager as an Equity Holder—Supplemental Put Provision” included in our Annual Report on Form 10-K for the year ended December 31, 2018 for more information about this agreement.

We also expect that our manager will enter into offsetting management services agreements, transaction services agreements and other agreements, in each case, with some or all of the businesses that we acquire in the future. See “Item 1. Business—Our Manager” included in our Annual Report on Form 10-K for the year ended December 31, 2018 for more information about these and other agreements our company intends to enter into with our manager.

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

Inventory

Inventory consists of finished product acquired for resale and is valued at the lower-of-cost-or-market with cost determined on a specific item basis. We periodically evaluate the value of items in inventory and provides write-downs to inventory based on its estimate of market conditions. We estimated that we needed an obsolescence allowance of $99,546 and $70,000 at March 31, 2019 and December 31, 2018, respectively. For the periods ended March 31, 2019 and 2018, we had no charges for inventory obsolescence to operating expenses.

Property and Equipment

Property and equipment is stated at cost. Depreciation of furniture, vehicles and equipment is calculated using the straight-line method over the estimated useful lives as follows:

Useful Life (Years)
Building and Improvements	4
Machinery & Equipment	3-7
Tractors	3-7
Trucks and vehicles	3-6

Goodwill and Intangible Assets

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

In February 2016, the FASB issued ASU 2016-02, Leases. This ASU is a comprehensive new leases standard that amends various aspects of existing guidance for leases and requires additional disclosures about leasing arrangements. It will require companies to recognize lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. The ASU is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years; and earlier adoption is permitted. In the financial statements in which the ASU is first applied, leases shall be measured and recognized at the beginning of the earliest comparative period presented with an adjustment to equity. Practical expedients are available for election as a package and if applied consistently to all leases. On January 1, 2019, the Company recognized $624,157 of ROU financing lease assets and $624,157 of financing lease liabilities, including noncurrent financing lease liabilities of $559,972, as a result of adopting this standard. As part of its adoption, the Company elected the following practical expedients: the Company has not reassessed whether any expired or existing contracts are or contain leases, the Company has not reassessed lease classification for any expired or existing leases; the Company has not reassessed initial direct costs for any existing leases; and the Company has not separated lease and non-lease components. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements and related disclosures. The comparative periods have not been restated for the adoption of ASU 2016-02.

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

The following table presents a reconciliation of net income to EBITDA and adjusted EBITDA for the three months ended March 31, 2019:

	Three Months Ended March 31, 2019
	Corporate	Neese	Consolidated
Net income (loss)	$(42,637)	$(592,622)	$(635,259)
Adjusted for:
Provision (benefit) for income taxes	-	(254,419)	(254,419)
Interest expense, net	2,340	141,952	144,292
Depreciation and amortization	-	338,822	338,822
EBITDA	(40,297)	(366,267)	(406,564)
Financing costs	-	8,100	8,100
Management fee	-	62,500	62,500
Adjusted EBITDA	(40,297)	(295,667)	(335,964)

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

Three Months Ended March 31, 2019
Net income (loss)	$(635,259)
Adjustment to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	338,822
Loss on fixed assets	(24,224)
Amortization of financing costs	8,100
Loss on extinguishment of debt
Loan contingency adjustment
Changes in operating assets and liabilities	308,528
Net cash used in operating activities	(4,033)
Adjustments
Interest expense, net	144,292
Estimated maintenance capital expenditures	15,000
Estimated cash flow available for distribution and reinvestment	$159,292

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2019. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which we are still in the process of remediating as of March 31, 2019, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 for the description of these weaknesses.

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

During its evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2019, our management identified the following material weaknesses:

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

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, our management has identified the steps necessary to address the material weaknesses, and in the first quarter of fiscal 2019, we continued to implement the following remedial procedures:

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

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during the first quarter of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the first quarter of fiscal year 2019 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

During the three month period ended March 31, 2019, we did not repurchase any of our common shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the first quarter of fiscal year 2019 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

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

10.2

Asset Purchase Agreement, dated January 18, 2019, among 1847 Goedeker Inc., Goedeker Television Co., Inc., Steve Goedeker and Mike Goedeker (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed April 8, 2019)

31.1*	Certifications of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Temporary Hardship Exemption
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

_______

*Filed herewith.

** To be furnished by amendment pursuant to the temporary hardship exemption provided by Rule 201 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1847 HOLDINGS LLC

Date: May 15, 2019	By:	/s/ Ellery W. Roberts
Name: Ellery W. Roberts
Title: Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

