Form 10-Q
period 2019-06-30
1847 Holdings LLC
filed 2019-08-19
CIK 1599407

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2019

or

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

Securities registered pursuant to Section 12(b) of the Act: None.

As of August 19, 2019, there were 3,165,625 common shares of the registrant issued and outstanding.

1847 HOLDINGS LLC

Quarterly Report on Form 10-Q

Period Ended June 30, 2019

1

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

1847 HOLDINGS LLC

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1847 HOLDINGS LLC

CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current Assets
Cash	$317,836	$333,880
Accounts receivable, net	2,587,894	549,568
Inventories, net	2,688,428	487,690
Prepaid expenses and other current assets	597,898	145,978

TOTAL CURRENT ASSETS	6,192,056	1,517,116

Property and equipment, net	4,012,365	4,491,089
Operating lease right of use assets	2,796,957	-
Goodwill	6,403,881	22,166
Intangible assets, net	18,133	21,533
Other assets	45,375	375

TOTAL ASSETS	$19,468,767	$6,052,279

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,051,714	$1,203,435
Floor plan payable	21,071	109,100
Current portion of operating lease liability	434,990	-
Advances, related party	177,483	174,333
Line of credit	483,148	-
Note payable – related party, including accrued interest of $ 12,255 and $7,549 as of June 30, 2019 and December 31, 2018, respectively	129,255	124,549
Loan payable, related party – current portion	680,884	-
Notes payable – current portion	1,248,423	293,641
Uncertain tax liability	-	8,000
Warrant liability	226,644	-
Promissory notes – current portion	327,927	-
Customer deposits	3,304,048	-
Current portion of financing lease liability	322,827	299,157

TOTAL CURRENT LIABILITIES	11,408,414	2,212,215

Non-current notes-payable	3,104,616	3,262,434
Operating lease liability – long term	2,361,967	-
Promissory note payable – long term	1,025,000	1,025,000
Non-current deferred tax liability	112,770	364,601
Accrued expenses – long term	678,819	451,857
Loan payable, related party – long term	3,821,574	-
Financing lease liability, net of current portion	443,500	763,239

TOTAL LIABILITIES	$22,956,660	$8,079,346

SHAREHOLDERS’ DEFICIT
Allocation shares, 1,000 shares issued and outstanding	$1,000	1,000
Common Shares, 500,000,000 shares authorized, 3,165,625 and 3,115,625 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	3,165	3,115
Additional paid-in capital	442,014	11,891
Accumulated deficit	(3,348,614)	(2,155,084)

TOTAL SHAREHOLDERS’ DEFICIT	(2,902,435)	(2,139,078)
NONCONTROLLING INTERESTS	(585,458)	112,011
TOTAL SHAREHOLDERS’ DEFICIT	(3,487,893)	(2,027,067)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$19,468,767	$6,052,279

The accompanying notes are an integral part of these consolidated financial statements

1847 HOLDINGS LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
REVENUES
Services	$976,327	$1,005,554	$1,551,724	$1,659,628
Sales of parts and equipment	615,836	464,042	852,810	572,613
Furniture and appliances revenue	10,616,050	-	10,616,050	-
TOTAL REVENUE	12,208,213	1,469,596	13,020,584	2,232,241

EXPENSES
Cost of sales	9,331,976	458,303	9,545,726	556,591
Personnel costs	1,439,036	550,047	1,896,233	985,011
Depreciation and amortization	349,264	348,200	688,086	707,900
Fuel	171,888	212,071	360,265	378,843
General and administrative	1,710,935	426,249	2,086,670	1,013,500
TOTAL EXPENSES	13,003,099	1,994,870	14,576,980	3,641,845

NET LOSS FROM OPERATIONS	(794,886)	(525,274)	(1,556,396)	(1,409,604)

OTHER INCOME (EXPENSE)
Financing costs and loss on early extinguishment of debt	(167,406)	(509,992)	(175,506)	(519,955)
Write-off of contingent consideration	-	395,634	-	395,634
Interest expense	(306,568)	(166,555)	(450,860)	(271,529)
Change in warrant liability	2,600	-	2,600	-
Other income(expense)	5,089	-	5,089	-
Gain (loss) on sale of fixed assets	-	36,117	24,224	(4,008)
TOTAL OTHER INCOME (EXPENSE)	(466,285)	(244,796)	(594,453)	(399,858)

NET LOSS BEFORE INCOME TAXES	(1,261,171)	(770,070)	(2,150,849)	(1,809,462)

INCOME TAX PROVISION (BENEFIT)	(5,431)	(345,300)	(259,850)	(591,500)

NET LOSS BEFORE NON-CONTROLLING INTERESTS	(1,255,740)	(424,770)	(1,890,999)	(1,217,962)
NON-CONTROLLING INTEREST	(430,789)	(187,184)	(697,469)	(451,231)
NET LOSS ATTRIBUTABLE TO 1847 HOLDINGS SHAREHOLDERS	$(824,951)	$(237,586)	$(1,193,530)	$(766,731)

Net Loss Per Common Share: Basic and diluted	$(0.26)	$(0.08)	$(0.38)	$(0.25)
Weighted-average number of common shares outstanding: Basic and diluted	3,162,322	3,115,625	3,138,981	3,115,625

The accompanying notes are an integral part of these consolidated financial statements

1847 HOLDINGS LLC CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT (UNAUDITED)

For the Six Months Ended June 30, 2019
	Common Shares		Allocation Shares	Additional Paid-In Capital	Accumulated Deficit	Non- Controlling Interest	Shareholders’ Deficit
	Shares	Amount
BALANCE – January 1, 2019	3,115,625	$3,115	$1,000	$11,891	$(2,155,084)	$112,011	$(2,027,067)

Net loss	-	-	-	-	(368,579)	(266,680)	(635,259)

BALANCE – March 31, 2019	3,115,625	3,115	1,000	11,891	(2,523,663)	(154,669)	(2,662,326)

Common shares and warrants issued in connection with convertible note payable	50,000	50	-	430,123	-	-	430,173

Net loss	-	-	-	-	(824,951)	(430,789)	(1,255,740)

BALANCE – June 30, 2019	3,165,625	$3,165	$1,000	$442,014	$(3,348,614)	$(585,458)	$(3,487,893)

For the Six Months Ended June 30, 2018

	Common Shares		Allocation Shares	Additional Paid-In Capital	Accumulated Deficit	Non- Controlling Interest	Shareholders’ Deficit
	Shares	Amount
BALANCE – January 1, 2018	3,115,625	$3,115	$1,000	$11,891	$(1,159,724)	$658,524	$(485,194)

Net loss	-	-	-	-	(529,145)	(264,047)	(793,192)

BALANCE – March 31, 2018	3,115,625	3,115	1,000	11,891	(1,688,869)	394,477	(1,278,386)

Net loss	-	-	-	-	(237,586)	(187,184)	(424,770)

BALANCE – June 30, 2018	3,115,625	$3,115	$1,000	$11,891	$(1,926,455)	$207,293	$(1,703,156)

The accompanying notes are an integral part of these consolidated financial statements

1847 HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2019	2018
OPERATING ACTIVITIES
Net loss	$(1,890,999)	$(1,217,962)
Adjustments to reconcile net loss to net cash used in by operating activities:
Gain (loss) on sale of property and equipment	(24,224)	4,008
Depreciation and amortization	688,086	707,900
Amortization of financing costs	106,736	91,431
Loan contingency write-down	-	(395,634)
Amortization of warrant feature of note payable	68,770	-
Amortization of OID interest	16,205	-
Amortization of operating lease right of use assets	19,107	-
Changes in operating assets and liabilities:
Accounts receivable	(1,246,154)	10,990
Inventory	315,390	89,809
Prepaid expenses and other assets	57,716	73,416
Accounts payable and accrued expenses	607,378	157,264
Impact on lease liability	(19,107)	-
Customer deposits	1,107,639	-
Deferred tax liability and prepaid tax	-	(591,500)
Warrant liability	(2,600)	-
Uncertain tax position	(259,831)	-
Due to related parties	3,150	(9,145)
Net cash used in operating activities	(452,738)	(1,079,423)

INVESTING ACTIVITIES
Cash acquired in acquisition of Goedeker	1,285,214	-
Proceeds from the sale of property and equipment	39,750	202,025
Purchase of equipment	(14,876)	(2,000)
Net cash provided by investing activities	1,310,088	200,025

FINANCING ACTIVITIES
Repayments of short-term borrowings	(88,029)	-
Proceeds from notes payable	-	3,822,316
Repayment of notes payable	(483,266)	(72,267)
Note Payable – related party	-	91,500
Repayment of line of credit	-	(675,000)
Repayment of capital lease	(302,099)	(2,690,155)
Net cash provided by (used in) financing activities	(873,394)	476,394

NET CHANGE IN CASH	(16,044)	(403,004)

CASH
Beginning of period	333,880	501,422
End of period	$317,836	$98,418

The accompanying notes are an integral part of these consolidated financial statements

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

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

On January 10, 2019, the Company established 1847 Goedeker Inc. (“Goedeker”) as a wholly-owned subsidiary in the State of Delaware in connection with the proposed acquisition of assets from Goedeker Television Co., Inc., a Missouri corporation (“Goedeker Television”), described below. On March 20, 2019, the Company established 1847 Goedeker Holdco Inc. (“1847 Holdco”) as a wholly-owned subsidiary in the State of Delaware and subsequently transferred all of its shares in Goedeker to 1847 Holdco, such that Goedeker became a wholly-owned subsidiary of 1847 Holdco.

On January 18, 2019, Goedeker entered into an asset purchase agreement with Goedeker Television and Steve Goedeker and Mike Goedeker, pursuant to which, on April 5, 2019, Goedeker acquired substantially all of the assets of Goedeker Television used in its retail appliance and furniture business (see Note 10). As a result, the Company owns 70% of 1847 Holdco, with the remaining 30% held by third-parties in connection with such acquisition.

On June 19, 2019, the Company established 1847 PT Inc. (“1847 PT”) as a wholly-owned subsidiary in the State of Delaware in connection with the proposed acquisition of Patriot Transport Inc., Expeditor Systems, Inc., Expeditors, Inc., Top Gear Inc., Leasing Truck Solution Inc., Expeditors Companies Inc., and Patriot Training Facility Inc. (see Note 20).

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, 1847 Neese, Neese, 1847 Holdco, Goedeker, 1847 CB and 1847 PT. All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared without audit in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and are presented in US dollars.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2018.

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

Segment Reporting

The Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 280, Segment Reporting, requires that an enterprise report selected information about reportable segments in its financial reports issued to its stockholders. Beginning with the second quarter of 2019, the Company changed its operating and reportable segments from one segment to two segments: the Land Management Segment and the Retail and Appliances Segment.

The Land Management Segment will be responsible for the activities that provide professional services on waste disposal and land application services based in Grand Junction, Iowa.

The Retail and Applicances Segment will be responsible for the activities in e-commerce destination for home furnishings, including appliances, furniture, bath and kitchen fixtures, décor, lighting and home goods based in St. Louis, Missouri. In connection with this effort in April 2019, the Company acquired Goedeker (See Note 4).

The Company provides general corporate services to its segments; however, these services are not considered when making operating decisions and assessing segment performance. These services are reported under “Holding Company” below and these include costs associated with executive management, financing activities and public company compliance.

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

Reclassifications

Certain Statements of Operations reclassifications have been made in the presentation of the Company’s prior financial statements and accompanying notes to conform to the presentation as of and for the three and six months ended June 30, 2019. The Company reclassified certain operating expense accounts in the Consolidated Statement of Operations. The reclassification had no impact on financial position, net income, or shareholder’s equity.

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

Neese

Neese’s payment terms are due on demand from acceptance of delivery. Neese does not incur incremental costs obtaining purchase orders from customers, however, if Neese did, because all of Neese’s contracts are less than a year in duration, any contract costs incurred would be expensed rather than capitalized.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

The revenue that Neese recognizes arises from orders it receives from customers. Neese’s performance obligations under the customer orders correspond to each service delivery or sale of equipment that Neese makes to customers under the purchase orders; as a result, each purchase order generally contains only one performance obligation based on the service or equipment sale to be completed. Control of the delivery transfers to customers when the customer is able to direct the use of, and obtain substantially all of the benefits from, Neese’s products, which generally occurs at the later of when the customer obtains title to the equipment or when the customer assumes risk of loss. The transfer of control generally occurs at a point of delivery. Once this occurs, Neese has satisfied its performance obligation and Neese recognizes revenue.

Neese also sells equipment by posting it on auction sites specializing in farm equipment. Neese posts the equipment for sale on a “magazine” site for several weeks before the auction. When Neese decides to sell, it moves the equipment to the auction site. The auctions are one day. If Neese accepts a bid, the customer pays the bid price and arranges for pick-up of the equipment.

Transaction Price ‒ Neese agrees with customers on the selling price of each transaction. This transaction price is generally based on the agreed upon service fee. In Neese’s contracts with customers, it allocates the entire transaction price to the service fee to the customer, which is the basis for the determination of the relative standalone selling price allocated to each performance obligation. Any sales tax, value added tax, and other tax Neese collects concurrently with revenue-producing activities are excluded from revenue.

If Neese continued to apply legacy revenue recognition guidance for the three and six months ended June 30, 2019, revenues, gross margin, and net loss would not have changed.

Substantially all of Neese’s sales are to businesses, including farmers or municipalities and very little to individuals.

Disaggregated Revenue ‒ Neese disaggregates revenue from contracts with customers by contract type, as it believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Neese’s revenue by contract type is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues

Trucking	$511,369	$510,422	$883,841	$1,012,028
Waste hauling	272,028	221,259	376,357	256,030
Repairs	84,679	158,218	137,607	257,297
Other	108,250	115,655	153,919	134,273
Total services	976,326	1,005,554	1,551,724	1,659,628
Sales of parts and equipment	615,836	464,042	852,810	572,613
Total revenue	$1,592,192	$1,469,596	$2,404,534	$2,232,241

Performance Obligations ‒ Performance obligations for the different types of services are discussed below:

•	Trucking ‒ Revenues for time and material contracts are recognized when the merchandise or commodity is delivered to the destination specified in the agreement with the customer.

•	Waste Hauling ‒ Revenues for waste hauling is recognized when the hauling and spreading is complete.

•	Repairs ‒ Revenues for repairs are recognized upon completion of equipment serviced.

•	Sales of parts and equipment ‒ Revenues for the sale of parts and equipment are recognized upon the transfer and acceptance by the customer.

Accounts Receivable, Net ‒ Accounts receivable, net, are amounts due from customers where there is an unconditional right to consideration. Unbilled receivables of $0 and $139,766 are included in this balance at June 30, 2019 and December 31, 2018, respectively. The payment of consideration related to these unbilled receivables is subject only to the passage of time.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

Neese reviews accounts receivable on a periodic basis to determine if any receivables will potentially be uncollectible. Estimates are used to determine the amount of the allowance for doubtful accounts necessary to reduce accounts receivable to its estimated net realizable value. The estimates are based on an analysis of past due receivables, historical bad debt trends, current economic conditions, and customer specific information. After Neese has exhausted all collection efforts, the outstanding receivable balance relating to services provided is written off against the allowance. Additions to the provision for bad debt are charged to expense.

Neese determined that an allowance for loss of $29,001 was required at June 30, 2019 and December 31, 2018.

Goedeker

Goedeker collects the full sales price from the customer at the time the order is placed. Goedeker does not incur incremental costs obtaining purchase orders from customers, however, if Goedeker did, because all Goedeker’s contracts are less than a year in duration, any contract costs incurred would be expensed rather than capitalized.

The revenue that Goedeker recognizes arises from orders it receives from customers. Goedeker’s performance obligations under the customer orders correspond to each sale of merchandise that it makes to customers under the purchase orders; as a result, each purchase order generally contains only one performance obligation based on the merchandise sale to be completed. Control of the delivery transfers to customers when the customer can direct the use of, and obtain substantially all the benefits from, Goedeker’s products, which generally occurs when the customer assumes the risk of loss. The transfer of control generally occurs at the point of shipment. Once this occurs, Goedeker has satisfied its performance obligation and Goedeker recognizes revenue. Revenue from the sale of long-term service warranties are recognized net of costs to sell the contracts to the third-party warranty service company.

Transaction Price ‒ Goedeker agrees with customers on the selling price of each transaction. This transaction price is generally based on the agreed upon sales price. In Goedeker’s contracts with customers, it allocates the entire transaction price to the sales price, which is the basis for the determination of the relative standalone selling price allocated to each performance obligation. Any sales tax, value added tax, and other tax Goedeker collects concurrently with revenue-producing activities are excluded from revenue.

If Goedeker continued to apply legacy revenue recognition guidance for the three and six months ended June 30, 2019, revenues, gross margin, and net loss would not have changed.

Cost of revenue includes the cost of purchased merchandise plus the cost of delivering merchandise and where applicable installation, net of promotional rebates and other incentives received from vendors.

Substantially all Goedeker’s sales are to individual retail consumers.

Disaggregated Revenue ‒ Goedeker disaggregates revenue from contracts with customers by contract type, as it believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Goedeker’s revenue by sales type is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Appliance sales	$8,759,916	$-	$8,759,916	$-
Furniture sales	1,702,284	-	1,702,284	-
Other sales	153,850	-	153,850	-
Total revenue	$10,616,050	$-	$10,616,050	$-

Performance Obligations – Goedeker’s performance obligations include delivery of products and, in some instances, performance of services such as installation. Revenue for the sale of merchandise is recognized upon shipment to the customer; or in some instances, upon delivery and installation of the product which typically occur simultaneously.

1847 HOLDINGS LLC NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2019 (UNAUDITED)

Receivables

Receivables consist of credit card transactions in the process of settlement. Vendor rebates receivable represent amounts due from manufactures from whom the Company purchases products. Rebates receivable are stated at the amount that management expects to collect from manufacturers, net of accounts payable amounts due the vendor. Rebates are calculated on product and model sales programs from specific vendors. The rebates are paid at intermittent periods either in cash or through issuance of vendor credit memos, which can be applied against vendor accounts payable. Based on the Company’s assessment of the credit history with its manufacturers, it has concluded that there should be no allowance for uncollectible accounts. The Company historically collects substantially all of its outstanding rebates receivables. Uncollectible balances are expensed in the period it is determined to be uncollectible.

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

Inventory

Inventory consists of finished products acquired for resale and is valued at the lower-of-cost-or-market with cost determined on a specific item basis for the Neese and of finished products acquired for resale and is valued at the low-of-cost-or-market with cost determined on a average item basis for Goedeker. The Company periodically evaluates the value of items in inventory and provides write-downs to inventory based on its estimate of market conditions. The Company estimated an obsolescence allowance of $99,546 at June 30, 2019 and December 31, 2018.

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

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

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, Derivatives and Hedging, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts, and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At June 30, 2019, the Company classified a warrant issued in conjunction with a term loan as a derivative instrument. (see Note 11).

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. As the Company had a net loss for the three and six months ended June 30, 2019, the following 919,451 potentially dilutive securities were excluded from diluted loss per share: 200,000 for outstanding warrants and 719,451 related to the convertible note payable and accrued interest. There are no such common share equivalents outstanding as of June 30, 2018.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

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

The Company has generated losses since its inception and has relied on cash on hand, external bank lines of credit and the sale of a note to support cashflow from operations. As of and for the six months ended June 30, 2019, the Company had a net loss attributable to 1847 Holdings shareholders of $1,193,530, negative working capital of $5,216,358 and net cash used in operations of $452,738. Management believes that based on relevant conditions and events that are known and reasonably knowable that its forecasts, for one year from the date of the filing of the consolidated financial statements in this Quarterly Report on Form 10-Q, indicate improved operations and the Company’s ability to continue operations as a going concern. The Company has contingency plans to reduce or defer expenses and cash outlays should operations not improve in the look forward period.

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

NOTE 3 – BUSINESS SEGMENTS

Summarized financial information concerning the Company’s reportable segments is presented below:

	For the Six Months ended June 30, 2019				For the Six Months ended June 30, 2018
	Land Management Services	Retail & Appliances	Corporate Services	Total	Land Management Services	Retail & Appliances	Corporate Services	Total
Revenue
Services	$1,551,724	$-	$-	$1,551,724	$1,659,628	$-	$-	$1,659,628
Sales of parts and equipment	852,810	-	-	852,810	572,613	-	-	572,613
Furniture and appliances revenue	-	10,616,050	-	10,616,050	-	-	-	-
Total Revenue	2,404,534	10,616,050	-	13,020,584	2,232,241	-	-	2,232,241

Total cost of sales	773,154	8,772,572	-	9,545,726	556,591	-	-	556,591
Total operating expenses	2,757,491	2,193,887	79,877	5,031,254	2,872,973		212,281	3,085,254
Loss from operations	$(1,126,110)	$(350,409)	$(79,877)	$(1,556,396)	$(1,197,323)	$-	$(212,281)	$(1,409,604)

	For the Three Months ended June 30, 2019				For Three Months ended June 30, 2018
	Land Management Services	Retail & Appliances	Corporate Services	Total	Land Management Services	Retail & Appliances	Corporate Services	Total
Revenue
Services	$976,327	$-	$-	$976,327	$1,005,554	$-	-	$1,005,554
Sales of parts and equipment	615,836	-	-	615,836	464,042	-	-	464,042
Furniture and appliance revenue	-	10,616,050	-	10,616,050	-	-	-	-
Total Revenue	1,592,163	10,616,050	-	12,208,213	1,469,596	-	-	1,469,596

Total cost of sales	559,404	8,772,572	-	9,331,976	458,303	-	-	458,303
Total operating expenses	1,437,654	2,193,887	39,582	3,671,122	1,529,316	-	7,251	1,536,567
Loss from operations	$(404,895)	$(350,409)	$(39,582)	$(794,886)	$(518,023)	$-	$(7,251)	$(525,274)

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

NOTE 4—RECEIVABLES

At June 30, 2019 and December 31, 2018, receivables consisted of the following:

	June 30, 2019	December 31, 2018
Credit card payments in process of settlement	$699,463	$-
Vendor rebates receivable	1,433,491	-
Trade receivables from customers	348,228	578,569
Other	135,713	-
Total receivables	2,616,895	578,569
Allowance for doubtful accounts	(29,001)	(29,001)
Accounts receivable, net	$2,587,894	$549,568

Following is a summary of activity in the allowance for doubtful accounts:

	June 30, 2019	December 31, 2018
Balance at beginning of period	$29,001	$14,001
Provisions for losses	-	15,000
Accounts charged-off	-	-
Balance at end of period	$29,001	$29,001

NOTE 5—INVENTORIES

At June 30, 2019 and December 31, 2018, the inventory balances are composed of:

	June 30, 2019	December 31, 2018
Machinery and Equipment	$166,411	$427,551
Parts	162,240	159,685
Appliances	2,092,121	-
Furniture	326,633	-
Other	40,569	-
Subtotal	2,787,974	587,236
Allowance for inventory obsolescence	(99,546)	(99,546)
Inventories, net	$2,688,428	$487,690

Following is a summary of transactions in the allowance for inventory obsolescence:

	June 30, 2019	December 31, 2018
Balance at beginning of period	$99,546	$70,000
Provisions for obsolescence	-	48,000
Write-down in inventory value	-	(18,454)
Balance at end of period	$99,546	$99,546

Inventory and accounts receivable are pledged to secure a loan from Home State Bank, SBCC and Burnley Capital described and defined in the notes below.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

NOTE 6—DEPOSITS WITH VENDORS

Deposits with vendors represent cash on deposit with one vendor arising from accumulated rebates paid by the vendor. The deposits are used by the vendor to seek to secure the Company’s purchases. The deposit can be withdrawn at any time up to the amount of the Company’s credit line with the vendor. Alternatively, the Company could secure their credit line with a floor plan line from a lender and withdraw all its deposits. The Company has elected to leave the deposits with the vendor on which it earns interest income. In the acquisition of Goedeker Television Co., the Seller retained the vendor deposits.

NOTE 7—PROPERTY AND EQUIPMENT

Property and equipment consist of the following at June 30, 2019 and December 31, 2018:

Classification	June 30, 2019	December 31, 2018
Buildings and improvements	$5,338	$5,338
Equipment and machinery	3,024,341	2,943,490
Tractors	2,834,888	2,834,888
Trucks and other vehicles	1,147,304	1,147,304
Leasehold improvements	117,626	-
Total	7,129,497	6,931,020
Less: Accumulated depreciation	(3,117,132)	(2,439,931)
Property and equipment, net	$4,012,365	$4,491,089

Depreciation expense for the six months ended June 30, 2019 and 2018 was $684,686 and $704,500, respectively.

All property and equipment are pledged to secure loans from Home State Bank, SBCC and Burnley Capital as described and defined in the notes below.

NOTE 8—INTANGIBLE ASSETS

The following provides a breakdown of identifiable intangible assets as of June 30, 2019 and December 31, 2018:

Customer Relationships	June 30, 2019	December 31, 2018
Identifiable intangible assets, gross	$34,000	$34,000
Accumulated amortization	(15,867)	(12,467)
Identifiable intangible assets, net	$18,133	$21,533

In connection with the acquisition of Neese, the Company identified intangible assets of $34,000 representing customer relationships. These assets are being amortized on a straight-line basis over their weighted average estimated useful life of 5 years and amortization expense amounted to $3,400 for the six months ended June 30, 2019 and 2018.

As of June 30, 2019, the estimated annual amortization expense for each of the next four fiscal years is as follows:

2019 (remainder)	$3,400
2020	6,800
2021	6,800
2022	1,133
Total	$18,133

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

NOTE 9—ACQUISITION

On January 18, 2019, Goedeker entered into an asset purchase agreement with Goedeker Television and Steve Goedeker and Mike Goedeker (the “Stockholders”), pursuant to which Goedeker agreed to acquire substantially all of the assets of Goedeker Television used in its retail appliance and furniture business (the “Goedeker Business”).

On April 5, 2019, Goedeker, 1847 Holdco, Goedeker and the Stockholders entered into an amendment to the asset purchase agreement (as amended, the “Goedeker Purchase Agreement”) and closing of the acquisition of substantially all of the assets of Goedeker used in the Goedeker Business was completed (the “Acquisition”).

The aggregate purchase price was $6,200,000 consisting of: (i) $1,500,000 in cash, subject to adjustment; (ii) the issuance of a promissory note in the principal amount of $4,100,000; and (iii) up to $600,000 in Earn Out Payments (as defined below). As additional consideration, 1847 Holdco agreed to issue to each of the Stockholders a number of shares of its common stock equal to a 11.25% non-dilutable interest (22.5% total) in all of the issued and outstanding stock of 1847 Holdco as of the closing date.

The cash portion was decreased by the amount of outstanding indebtedness of Goedeker Television for borrowed money existing as of the closing. As a result, the cash portion was adjusted to $478,000. In addition, the cash portion of the purchase price is subject to a customary post-closing working capital adjustment provision with a target working capital of $(1,802,000) (negative amount).

Pursuant to the Goedeker Purchase Agreement, the parties agreed to cooperate in determining a reasonable arrangement designed to provide Goedeker with the benefits under the Digital Marketing Agreement between Goedeker Television and Power Digital Marketing. In consideration for Goedeker Television so cooperating, Goedeker agreed to pay to Goedeker Television a total of $20,000, which amount Goedeker Television will use to pay Power Digital Marketing for amounts due under the Digital Marketing Agreement for services to be rendered during the months of April 2019 and May 2019. Goedeker Television also agreed to cause the Digital Marketing Agreement to be terminated as of May 30, 2019 to ensure that Goedeker Television no longer has any obligations under the Digital Marketing Agreement.

Goedeker Television is also entitled to receive the following payments (the “Earn Out Payments”) to the extent the Goedeker Business achieves the applicable EBITDA (as defined in the Goedeker Purchase Agreement) targets:

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

To the extent the EBITDA of the Goedeker Business for any applicable period is less than $2,500,000 but greater than $1,500,000, Goedeker must pay a partial Earn Out Payment to Goedeker Television in an amount equal to the product determined by multiplying (i) the EBITDA Achievement Percentage by (ii) the applicable Earn Out Payment for such period, where the “Achievement Percentage” is the percentage determined by dividing (A) the amount of (i) the EBITDA of the Goedeker Business for the applicable period less (ii) $1,500,000, by (B) $1,000,000. For avoidance of doubt, no partial Earn Out Payments shall be earned or paid to the extent the EBITDA of the Goedeker Business for any applicable period is equal or less than $1,500,000.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

To the extent Goedeker Television is entitled to all or a portion of an Earn Out Payment, the applicable Earn Out Payment(s) (or portion thereof) shall be paid on the date that is three (3) years from the closing date, and shall accrue interest from the date on which it is determined Goedeker Television is entitled to such Earn Out Payment (or portion thereof) at a rate equal to five percent (5%) per annum, computed on the basis of a 360 day year for the actual number of days elapsed.

The rights of Goedeker Television to receive any Earn Out Payments are subordinate to the rights of Burnley Capital LLC and Small Business Community Capital II, L.P. under separate subordination agreements that Goedeker Television entered into with them on April 5, 2019 in connection with the Acquisition (see Note 10).

The provisional fair value of the purchase consideration issued to Goedeker Television was allocated to the net tangible assets acquired. The Company accounted for the Acquisition as the purchase of a business under GAAP under the acquisition method of accounting, and the assets and liabilities acquired were recorded as of the acquisition date, at their respective fair values and consolidated with those of the Company. The fair value of the net assets acquired was approximately $685,785. The excess of the aggregate fair value of the net tangible assets has been allocated to goodwill.

The Company is currently in the process of completing the preliminary purchase price allocation as an acquisition of certain assets. The final purchase price allocation for Goedeker will be included in the Company’s financial statements in future periods. The table below shows preliminary analysis for the Goedeker asset purchase:

Provisional Purchase Consideration at preliminary fair value:
Note payable, net of $215,500 of capitalized financing costs	$4,484,500
Proceeds from notes payable	2,583,000
Amount of consideration	$7,067,500

Assets acquired and liabilities assumed at preliminary fair value
Cash	$1,285,213
Accounts receivable	792,173
Inventories	2,516,128
Working capital adjustment receivable and other assets	554,636
Property and equipment	206,612
Accounts payable and accrued expenses	(2,472,568)
Customer deposits	(2,196,409)
Other liabilities	-
Net tangible assets acquired	$685,785

Total net assets acquired	$685,785
Consideration paid	7,067,500
Preliminary goodwill	$6,381,715

The following presents the pro-forma combined results of operations of the Company as if the Acquisition was completed on January 1, 2018 (before non-controlling interest).

	For the Six Months Ended June 30,
	2019	2018
Revenues, net	$25,967,483	$31,159,223
Net loss allocable to common shareholders	$(2,309,445)	$(8,607)
Net loss per share	$(0.73)	$(0.00)
Weighted average number of shares outstanding	3,165,625	3,165,625

The unaudited pro-forma results of operations are presented for information purposes only. The unaudited pro-forma results of operations are not intended to present actual results that would have been attained had the Acquisition been completed as of January 1, 2018 or to project potential operating results as of any future date or for any future periods. The revenue and net loss before non-controlling interest of Goedeker since April 6, 2019 acquisition date through June 30, 2019 included in the consolidated income statement amounted to $10,616,050 and $691,645, respectively.

The estimated useful life remaining on the property and equipment acquired is 4 to 5 years.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

NOTE 10—LINE OF CREDIT

On April 5, 2019, Goedeker, as borrower, and 1847 Holdco entered into a loan and security agreement with Burnley Capital LLC (“Burnley”) for revolving loans in an aggregate principal amount that will not exceed the lesser of (i) the borrowing base or (ii) $1,500,000 (provided that such amount may be increased to $3,000,000 in Burnley’s sole discretion) minus reserves established Burnley at any time in accordance with the loan and security agreement. The “borrowing base” means an amount equal to the sum of the following: (i) the product of 85% multiplied by the liquidation value of Goedeker’s inventory (net of all liquidation costs) identified in the most recent inventory appraisal by an appraiser acceptable to Burnley (ii) multiplied by Goedeker’s eligible inventory (as defined in the loan and security agreement), valued at the lower of cost or market value, determined on a first-in-first-out basis. In connection with the closing of the Acquisition on April 5, 2019, Goedeker borrowed $744,000 under the loan and security agreement and issued a revolving note to Burnley in the principal amount of up to $1,500,000. The balance of the line of credit amounts to $483,448 as of June 30, 2019, comprised of principal of $591,315 and net of $108,167 of unamortized debt discount.

The revolving note matures on April 5, 2022, provided that at Burnley’s sole and absolute discretion, it may agree to extend the maturity date for two successive terms of one year each. The revolving note bears interest at a per annum rate equal to the greater of (i) the LIBOR Rate (as defined in the loan and security agreement) plus 6.00% or (ii) 8.50%; provided that upon an event of default (as defined below) all loans, all past due interest and all fees shall bear interest at a per annum rate equal to the foregoing rate plus 3.00%. Goedeker shall pay interest accrued on the revolving note in arrears on the last day of each month commencing on April 30, 2019.

Goedeker may at any time and from time to time prepay the revolving note in whole or in part. If at any time the outstanding principal balance on the revolving note exceeds the lesser of (i) the difference of the total loan amount minus any reserves and (ii) the borrowing base, then Goedeker shall immediately prepay the revolving note in an aggregate amount equal to such excess. In addition, in the event and on each occasion that any net proceeds (as defined in the loan and security agreement) are received by or on behalf of Goedeker or 1847 Holdco in respect of any prepayment event following the occurrence and during the continuance of an event of default, Goedeker shall, immediately after such net proceeds are received, prepay the revolving note in an aggregate amount equal to 100% of such net proceeds. A “prepayment event” means (i) any sale, transfer, merger, liquidation or other disposition (including pursuant to a sale and leaseback transaction) of any property of Goedeker or 1847 Holdco; (ii) a change of control (as defined in the loan and security agreement); (iii) any casualty or other insured damage to, or any taking under power of eminent domain or by condemnation or similar proceeding of, any property of Goedeker or 1847 Holdco with a fair value immediately prior to such event equal to or greater than $25,000; (iv) the issuance by Goedeker of any capital stock or the receipt by Goedeker of any capital contribution; or (v) the incurrence by Goedeker or 1847 Holdco of any indebtedness (as defined in the loan and security agreement), other than indebtedness permitted under the loan and security agreement.

Under the loan and security agreement, Goedeker is required to pay a number of fees to Burnley, including the following:

•	a commitment fee during the period from closing to the earlier of the maturity date or termination of Burnley’s commitment to make loans under the loan and security agreement, which shall accrue at the rate of 0.50% per annum on the average daily difference of the total loan amount then in effect minus the sum of the outstanding principal balance of the revolving note, which such accrued commitment fees are due and payable in arrears on the first day of each calendar month and on the date on which Burnley’s commitment to make loans under the loan and security agreement terminates, commencing on the first such date to occur after the closing date;

•	an annual loan facility fee equal to 0.75% of the revolving commitment (i.e., the maximum amount that Goedeker may borrow under the revolving loan), which is fully earned on the closing date for the term of the loan (including any extension) but shall be due and payable on each anniversary of the closing date;

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

•	a monthly collateral management fee for monitoring and servicing the revolving loan equal to $1,700 per month for the term of revolving note, which is fully earned and non-refundable as of the date of the loan and security agreement, but shall be payable monthly in arrears on the first day of each calendar month; provided that payment of the collateral management fee may be made, at the discretion of Burnley, by application of advances under the revolving loan or directly by Goedeker; and

•	if the revolving loan is terminated for any reason, including by Burnley following an event of default, then Goedeker shall pay, as liquidated damages and compensation for the costs of being prepared to make funds available, an amount equal to the applicable percentage multiplied by the revolving commitment (i.e., the maximum amount that Goedeker may borrow under the revolving loan), wherein the term applicable percentage means (i) 3%, in the case of a termination on or prior to the first anniversary of the closing date, (ii) 2%, in the case of a termination after the first anniversary of the closing date but on or prior to the second anniversary thereof, and (iii) 0.5%, in the case of a termination after the second anniversary of the closing date but on or prior to the maturity date.

The loan and security agreement contains customary events of default, including, among others: (i) for failure to pay principal and interest on the revolving note when due, or to pay any fees due under the loan and security agreement; (ii) if any representation, warranty or certification in the loan and security agreement or any document delivered in connection therewith is incorrect in any material respect; (iii) for failure to perform any covenant or agreement contained in the loan and security agreement or any document delivered in connection therewith; (iv) for the occurrence of any default in respect of any other indebtedness of more than $100,000; (v) for any voluntary or involuntary bankruptcy, insolvency or dissolution; (vi) for the occurrence of one or more judgments, non-interlocutory orders, decrees or arbitration awards involving in the aggregate a liability of $25,000 or more; (vii) if Goedeker or 1847 Holdco, or officer thereof, is charged by a governmental authority, criminally indicted or convicted of a felony under any law that would reasonably be expected to lead to forfeiture of any material portion of collateral, or such entity is subject to an injunction restraining it from conducting its business; (viii) if Burnley determines that a material adverse effect (as defined in the loan and security agreement) has occurred; (ix) if a change of control (as defined in the loan and security agreement) occurs; (x) if there is any material damage to, loss, theft or destruction of property which causes, for more than thirty consecutive days beyond the coverage period of any applicable business interruption insurance, the cessation or substantial curtailment of revenue producing activities; (xi) if there is a loss, suspension or revocation of, or failure to renew any permit if it could reasonably be expected to have a material adverse effect; and (xii) for the occurrence of any default or event of default under the term loan with SBCC (as defined below), the 9% subordinated promissory note issued to Goedeker Television, the secured convertible promissory note issued to Leonite (as defined below) or any other debt that is subordinated to the revolving loan.

The loan and security agreement contains customary representations, warranties and affirmative and negative financial and other covenants for a loan of this type. The revolving note is secured by a first priority security interest in all of the assets of Goedeker and 1847 Holdco. In connection with such security interest, on April 5, 2019, (i) 1847 Holdco entered into a pledge agreement with Burnley, pursuant to which 1847 Holdco pledged the shares of Goedeker held by it to Burnley, and (ii) Goedeker entered into a deposit account control agreement with Burnley, SBCC and Montgomery Bank relating to the security interest in Goedeker’s bank accounts.

In addition, on April 5, 2019, the Company entered into a guaranty with Burnley to guaranty the obligations under the loan and security agreement upon the occurrence of certain prohibited acts described in the guaranty.

NOTE 11—TERM LOANS

SBCC

On April 5, 2019, Goedeker, as borrower, and 1847 Holdco entered into a loan and security agreement with Small Business Community Capital II, L.P. (“SBCC”) for a term loan in the principal amount of $1,500,000, pursuant to which Goedeker issued to SBCC a term note in the principal amount of up to $1,500,000 and a ten-year warrant to purchase shares of the most senior capital stock of Goedeker equal to 5.0% of the outstanding equity securities of Goedeker on a fully-diluted basis for an aggregate price equal to $100.

The term note matures on April 5, 2023 and bears interest at the sum of the cash interest rate (defined as 11% per annum) plus the PIK interest rate (defined as 2% per annum); provided that upon an event of default all principal, past due interest and all fees shall bear interest at a per annum rate equal to the cash interest rate and the PIK interest rate, in each case plus 3.00%. Interest accrued at the cash interest rate shall be due and payable in arrears on the last day of each month commencing May 31, 2019. Interest accrued at the PIK interest rate shall be automatically capitalized, compounded and added to the principal amount of the term note on each last day of each quarter unless paid in cash on or prior to the last day of each quarter; provided that (i) interest accrued pursuant to an event of default shall be payable on demand, and (ii) in the event of any repayment or prepayment, accrued interest on the principal amount repaid or prepaid (including interest accrued at the PIK interest rate and not yet added to the principal amount of term note) shall be payable on the date of such repayment or prepayment. Notwithstanding the foregoing, all interest on term note, whether accrued at the cash interest rate or the PIK interest rate, shall be due and payable in cash on the maturity date unless payment is sooner required by the loan and security agreement.

Goedeker must repay to SBCC on the last business day of each March, June, September and December, commencing with the last business day of June 2019, an aggregate principal amount of the term note equal to $93,750, regardless of any prepayments made, and must pay the unpaid principal on the maturity date unless payment is sooner required by the loan and security agreement.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

Goedeker may prepay the term note in whole or in part from time to time; provided that if such prepayment occurs (i) prior to the first anniversary of the closing date, Goedeker shall pay SBCC an amount equal to 5.0% of such prepayment, (ii) prior to the second anniversary of the closing date and on or after the first anniversary of the closing date, Goedeker shall pay SBCC an amount equal to 3.0% of such prepayment, or (iii) prior to the third anniversary of the closing date and on or after the second anniversary of the closing date, Goedeker shall pay SBCC an amount equal to 1.0% of such prepayment, in each case as liquidated damages for damages for loss of bargain to SBCC. In addition, in the event and on each occasion that any net proceeds (as defined in the loan and security agreement) are received by or on behalf of Goedeker or 1847 Holdco in respect of any prepayment event following the occurrence and during the continuance of an event of default, Goedeker shall, immediately after such net proceeds are received, prepay the term note in an aggregate amount equal to 100% of such net proceeds. A “prepayment event” means (i) any sale, transfer, merger, liquidation or other disposition (including pursuant to a sale and leaseback transaction) of any property of Goedeker or 1847 Holdco; (ii) a change of control (as defined in the loan and security agreement); (iii) any casualty or other insured damage to, or any taking under power of eminent domain or by condemnation or similar proceeding of, any property of Goedeker or 1847 Holdco with a fair value immediately prior to such event equal to or greater than $25,000; (iv) the issuance by Goedeker of any capital stock or the receipt by Goedeker of any capital contribution; or (v) the incurrence by Goedeker or 1847 Holdco of any indebtedness (as defined in the loan and security agreement), other than indebtedness permitted under the loan and security agreement.

The loan and security agreement with SBCC contains the same events of default as the loan and security agreement with Burnley, provided that the reference to the term loan in the cross-default provision refers instead to the revolving loan.

The loan and security agreement contains customary representations, warranties and affirmative and negative financial and other covenants for a loan of this type. The term note is secured by a second priority security interest (subordinate to the revolving loan) in all of the assets of Goedeker and 1847 Holdco. In connection with such security interest, on April 5, 2019, (i) 1847 Holdco entered into a pledge agreement with SBCC, pursuant to which 1847 Holdco pledged the shares of Goedeker held by it to SBCC, and (ii) Goedeker entered deposit account control agreement with Burnley, SBCC and Montgomery Bank relating to the security interest in Goedeker’s bank accounts.

In addition, on April 5, 2019, the Company entered into a guaranty with SBCC to guaranty the obligations under the loan and security agreement upon the occurrence of certain prohibited acts described in the guaranty.

Home State Bank

On June 13, 2018, Neese entered into a term loan agreement with Home State Bank, pursuant to which Neese issued a promissory note to Home State Bank in the principal amount of $3,654,074 with an annual interest rate of 6.85% with covenants to maintain a minimum debt coverage ratio of 1.00 to 1.25 measured at December 31, 2019. Pursuant to the terms of the note, Neese will make semi-annual payments of $302,270 beginning on January 20, 2019 and continuing every six months thereafter until July 20, 2020, the maturity date; provided however, that Neese will pay the note in full immediately upon demand by Home State Bank. The amount applied to the principal amount of the lease and lease buyout amount was $2,780,052, which amount was net of lien release fees of $124,650 and lease deposit of $72,322. The remaining balance of the lease at June 30, 2019 is $383,052.

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

The loan is secured by inventory, accounts receivable, and certain fixed assets of Neese. The loan agreement limited the payment of interest on certain promissory notes (See Note 14) to $40,000 annually or fees to the Company’s manager. The Company continues to accrue interest and management fee at the contractual amounts. Such accruals (in excess of $40,000 in interest on the promissory notes) are shown as long-term accrued expenses in the accompanying balance sheet as of June 30, 2019.

If the Company sells property, plant, and equipment securing the loan, it must remit the appraised value of the equipment to Home State Bank. During the six months ended June 30, 2019, $21,500 was remitted to Home State Bank pursuant to this requirement.

The Company adopted ASU 2015-03 by deducting $51,427 of net debt issuance costs from the long-term portion of the term loan. Amortization of debt issuance costs totaled $16,200 for the three months ended June 30, 2019.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

At June 30, 2019, 1847 Goedeker did not meet loan covenants for its third-party debt. Accordingly, the Company is in technical, not payment default on its loan agreements and has classified such debt as a current liability. The Company had developed plans that will return it to full compliance including a recently received proposal from a new asset-based lender.

Following is a summary of payments due on the SBCC and Home State Bank terms loan for the succeeding five years:

Amount
2019 (remainder)	$187,500
2020	3,724,757
2021	375,000
2022	375,000
2023	93,750
Total payments	4,756,007
Less current portion of principal payments	599,798
Debt issuance costs, net	(402,968)
Long-term portion of principal payments	$3,753,241

NOTE 12—FLOOR PLAN LOANS PAYABLE

At June 30, 2019, $21,071 of Machinery and Equipment inventory was pledged to secure a floor plan loan from a commercial lender. The Company must remit proceeds from the sale of the secured inventory to the floor plan lender and pays a finance charge that can vary monthly at the option of the lender. The balance of the floor plan payable as of June 30, 2019 and December 31, 2018 amounted to $21,071 and $109,100, respectively.

NOTE 13—PROMISSORY NOTES

Secured Convertible Promissory Note

On April 5, 2019, the Company, 1847 Holdco and Goedeker (collectively, “1847”) entered into a securities purchase agreement with Leonite Capital LLC, a Delaware limited liability company (“Leonite”), pursuant to which 1847 issued to Leonite a secured convertible promissory note in the aggregate principal amount of $714,286. As additional consideration for the purchase of the note, (i) the Company issued to Leonite 50,000 common shares, (ii) the Company issued to Leonite a five-year warrant to purchase 200,000 common shares at an exercise price of $1.25 per share (subject to adjustment), which may be exercised on a cashless basis, and (iii) 1847 Holdco issued to Leonite shares of common stock equal to a 7.5% non-dilutable interest in 1847 Holdco.

The note carries an original issue discount of $64,286 to cover Leonite’s legal fees, accounting fees, due diligence fees and/or other transactional costs incurred in connection with the purchase of the note. Therefore, the purchase price of the note was $650,000. Furthermore, the Company issued 50,000 shares of common stock valued at $137,500 and a debt-discount related to the warrants valued at $292,673. The company amortized $103,145 of financing costs related to the shares and warrants in the six months ended June 30, 2019. The remaining net balance of the note at June 30, 2019 is $327,927 comprised of principal of $599,911 and net of unamortized debt discount of $271,984.

The note bears interest at the rate of the greater of (i) 12% per annum and (ii) the prime rate as set forth in the Wall Street Journal on April 5, 2019 plus 6.5% guaranteed over the holding period on the unconverted principal amount, on the terms set forth in the note (the “Stated Rate”). Any amount of principal or interest on the note which is not paid by the maturity date shall bear interest at the rate at the lesser of 24% per annum or the maximum legal amount permitted by law (the “Default Interest”).

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

Beginning on May 5, 2019 and on the same day of each and every calendar month thereafter throughout the term of the note, 1847 shall make monthly payments of interest only due under the note to Leonite at the Stated Rate as set forth above. 1847 shall pay to Leonite on an accelerated basis any outstanding principal amount of the note, along with accrued, but unpaid interest, from: (i) net proceeds of any future financings by the Company, but not its subsidiaries, whether debt or equity, or any other financing proceeds, except any transaction having a specific use of proceeds requirement that such proceeds are to be used exclusively to purchase the assets or equity of an unaffiliated business and the proceeds are used accordingly; (ii) net proceeds from any sale of assets of 1847 or any of its subsidiaries other than sales of assets in the ordinary course of business or receipt by 1847 or any of its subsidiaries of any tax credits, subject to rights of Goedeker, or other financing sources of 1847 (including its subsidiaries) existing prior to the date of the note; and (iii) net proceeds from the sale of any assets outside of the ordinary course of business or securities in any subsidiary.

The note will mature 12 months from the issue date, or April 5, 2020, at which time the principal amount and all accrued and unpaid interest, if any, and other fees relating to the note, will be due and payable. Unless an event of default as set forth in the note has occurred, 1847 has the right to prepay principal amount of, and any accrued and unpaid interest on, the note at any time prior to the maturity date at 115% of the principal amount (the “Premium”), provided, however, that if the prepayment is the result of any of the occurrence of any of the transactions described in subparagraphs (i), (ii) or (iii) above then such prepayment shall be the unpaid principal amount, plus accrued and unpaid interest and other amounts due but without the Premium.

The note contains customary events of default, including in the event of (i) non-payment, (ii) a breach by 1847 of its covenants under the securities purchase agreement or any other agreement entered into in connection with the securities purchase agreement, or a breach of any of representations or warranties under the note, or (iii) the bankruptcy of 1847. The note also contains a cross default provision, whereby a default by 1847 of any covenant or other term or condition contained in any of the other financial instrument issued by of 1847 to Leonite or any other third party after the passage all applicable notice and cure or grace periods that results in a material adverse effect shall, at Leonite’s option, be considered a default under the note, in which event Leonite shall be entitled to apply all rights and remedies under the terms of the note.

Under the note, Leonite has the right at any time at its option to convert all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest of the note into fully paid and non-assessable common shares or any shares of capital stock or other securities of the Company into which such common shares may be changed or reclassified. The number of common shares to be issued upon each conversion of the note shall be determined by dividing the conversion amount by the applicable conversion price then in effect. The conversion amount is the sum of: (i) the principal amount of the note to be converted plus (ii) at Leonite’s option, accrued and unpaid interest, plus (iii) at Leonite’s option, Default Interest, if any, plus (iv) Leonite’s expenses relating to a conversion, plus (v) at Leonite’s option, any amounts owed to Leonite. The conversion price shall be $1.00 per share (subject to adjustment as further described in the note for common share distributions and splits, certain fundamental transactions, and anti-dilution adjustments), provided that at any time after any event of default under the note, the conversion price shall immediately be equal to the lesser of (i) such conversion price less 40%; and (ii) the lowest weighted average price of the common shares during the 21 consecutive trading day period immediately preceding the trading day that 1847 receives a notice of conversion or (iii) the discount to market based on subsequent financings with other investors.

Notwithstanding the foregoing, in no event shall Leonite be entitled to convert any portion of the note in excess of that portion of the note upon conversion of which the sum of (1) the number of common shares beneficially owned by Leonite and its affiliates (other than common shares which may be deemed beneficially owned through the ownership of the unconverted portion of the note or the unexercised or unconverted portion of any other security of the Company subject to a limitation on conversion or exercise analogous to the limitations contained in the note, and, if applicable, net of any shares that may be deemed to be owned by any person not affiliated with Leonite who has purchased a portion of the note from Leonite) and (2) the number of common shares issuable upon the conversion of the portion of the note with respect to which the determination of this proviso is being made, would result in beneficial ownership by Leonite and its affiliates of more than 4.99% of the outstanding common shares of the Company. Such limitations on conversion may be waived (up to a maximum of 9.99%) by Leonite upon, at its election, not less than 61 days’ prior notice to the Company, and the provisions of the conversion limitation shall continue to apply until such 61st day (or such later date, as determined by Leonite, as may be specified in such notice of waiver).

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

Concurrently with 1847 and Leonite entering into the securities purchase agreement and as security for 1847’s obligations thereunder, on April 5, 2019, the Company, 1847 Holdco and Goedeker entered into a security and pledge agreement with Leonite, pursuant to which, in order to secure 1847’s timely payment of the note and related obligations and the timely performance of each and all of its covenants and obligations under the securities purchase agreement and related documents, 1847 unconditionally and irrevocably granted, pledged and hypothecated to Leonite a continuing security interest in and to, a lien upon, assignment of, and right of set-off against, all presently existing and hereafter acquired or arising assets. Such security interest is a first priority security interest with respect to the securities that the Company owns in 1847 Holdco and in 1847 Neese, and a third priority security interest with respect to all other assets.

The rights of Leonite to receive payments under the note are subordinate to the rights of Burnley and SBCC under separate subordination agreements that Leonite entered into with them on April 5, 2019.

9% Subordinated Promissory Note

As noted above, a portion of the purchase price for the Acquisition was paid by the issuance by Goedeker of a 9% subordinated promissory note in the principal amount of $4,100,000 and an additional $600,000 in accrued earn out payments. The note will accrue interest at 9% per annum, amortized on a five-year straight-line basis and payable quarterly in accordance with the amortization schedule attached thereto, and mature on April 5, 2023. Goedeker has the right to redeem all or any portion of the note at any time prior to the maturity date without premium or penalty of any kind. The note contains customary events of default, including in the event of (i) non-payment, (ii) a default by Goedeker of any of its covenants under the Goedeker Purchase Agreement or any other agreement entered into in connection with the Goedeker Purchase Agreement, or a breach of any of representations or warranties under such documents, or (iii) the bankruptcy of Goedeker. The note also contains a cross default provision, whereby a default under the revolving loan with Burnley or term loan with SBCC will also constitute an event of default under the note.

The rights of Goedeker to receive payments under the note are subordinate to the rights of Burnley and SBCC under separate subordination agreements that Goedeker entered into with them on April 5, 2019 in connection with the Acquisition.

The remaining balance of the note at June 30, 2019 is $4,502,458 comprised of principal of $4,700,000 and net of unamortized debt discount of $197,542.

8% Vesting Promissory Note

A portion of the purchase price for the acquisition of Neese was paid by the issuance of a vesting promissory note in the principal amount of $1,875,000 (which was determined to have no fair value as of June 30, 2019 and December 31, 2018) by 1847 Neese and Neese to the sellers of Neese. Payment of the principal and accrued interest on the vesting promissory note is subject to vesting and a contingent consideration subject to fair market valuation adjustment at each reporting period. The vesting promissory note bears interest on the vested portion of the principal amount at the rate of eight percent (8%) per annum and is due and payable in full on June 30, 2020 (the “Maturity Date”). The principal of the vesting promissory note vests in accordance with the following formula:

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

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

Under terms of the term loan with Home State Bank described in Note 11, this note may not be paid until the term loan is paid in full.

10% Promissory Note

A portion of the purchase price for the acquisition of Neese was paid by the issuance of a promissory note in the principal amount of $1,025,000 by 1847 Neese and Neese to the sellers of Neese. The promissory note bears interest on the outstanding principal amount at the rate of ten percent (10%) per annum and was due and payable in full on March 3, 2018; provided, however, that the unpaid principal, and all accrued, but unpaid, interest thereon shall be prepaid if at any time, and from time to time, the cash on hand of 1847 Neese and Neese exceeds $250,000 and, then, the prepayment shall be equal to the amount of cash in excess of $200,000 until the unpaid principal and accrued, but unpaid, interest thereon is fully prepaid. The promissory note contains the same events of default as the vesting promissory note. The promissory note has not been repaid, thus the Company is in default under this note. Under terms of the term loan with Home State Bank described in Note 11, this note may not be paid until the term loan is paid in full. The payees on the note agreed to the modification of its terms by signing the loan agreement for the Home State Bank term loan. Accordingly, the loan is shown as a long-term liability as of June 30, 2019. Additionally, the term loan lender limits the payment of interest on this note to $40,000 annually. The Company continues to accrue interest at the contract rate; however, given the limitations of the term loan, all accrued interest in excess of $40,000 is included in long-term accrued expenses.

NOTE 14—FINANCING LEASES

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

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

If any rent is not received by Utica within five (5) calendar days of the due date, the Lessee shall pay a late charge equal to ten (10%) percent of the amount. In addition, in the event that any payment is not processed or is returned on the basis of insufficient funds, upon demand, the Lessee shall pay Utica a charge equal to five percent (5%) of the amount of such payment. The Lessee is also required to pay an annual administration fee of $5,000. Upon the expiration of the term of the master lease agreement, the Lessee is required to pay, together with all other amounts then due and payable under the master lease agreement, in cash, an end of term buyout price equal to the lesser of: (a) $162,000 (five percent (5%) of the total invoice cost (as defined in the master lease agreement)); or (b) the fair market value of the equipment, as determined by Utica. Upon the expiration of the master lease agreement, the Lessee is required to pay, together with all other amounts then due and payable under the master lease agreement, in cash, an end of term buyout price equal to the lesser of: (a) $49,000 (five percent (5%) of the total invoice cost); or (b) the fair market value of the equipment, as determined by Utica.

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

A portion of the proceeds from the term loan from Home State Bank (Note 11) were applied to reduce the balance of this lease to $475,000. The lease is payable in 46 payments of $12,882 beginning July 3, 2018 and an end-of-term buyout of $38,000. As a result, the parties to the forbearance agreement agreed that the forbearance agreement is terminated and is no longer in effect. In completing the early payout, the Company incurred a loss of $405,674 plus an additional loss of $95,130 from the write-off of unamortized debt issuance costs. The loss on early extinguishment of debt arose from the buyout provisions in the lease and because the Company had delayed making the regular payment of $85,322 until May 3, 2018, rather than July 3, 2017 as contemplated in the original master lease agreement. Management chose to close the term loan because of the much lower interest rate and the loan allows the Company to make payments that match its operating cycle rather than monthly payments.

If the Company sells equipment or inventory, it must remit to Utica the amount loaned against the equipment. Such payments are accumulated and applied to the balance at the end of the lease term. During the three months ended June 30, 2019, $116,067 of payments, and $174,784 of lien release payments, were remitted to Utica.

The assets and liabilities under the master lease agreement are recorded at the fair value of the assets at the time of acquisition.

The Company adopted ASU 2015-03 by deducting $31,083 of net debt issuance costs from the long-term portion of the financing lease. Amortization of debt issuance costs totaled $8,100 for the three months ended June 30, 2019.

At June 30, 2019, annual minimum future lease payments under this Master Lease Agreement are as follows:

Amount
2019 (remainder of year)	$ 257,942
2020	464,269
2021	464,269
2022	77,335
Total minimum lease payments	1,263,815
Less amount representing interest	264,825
Present value of minimum lease payments	998,990
Less current portion of minimum lease	(322,827)
Less debt issuance costs, net	(31,083)
Less payments to Utica for release of lien	(249,784)
Less lease deposits	(38,807)
End of lease buyout payments	87,011
Long-term present value of minimum lease payment	$ 443,500

The interest rate on the capitalized lease is approximately 15.3%.

NOTE 15—OPERATING LEASE

On March 3, 2017, Neese entered into an agreement of lease with K&A Holdings, LLC, a limited liability company that is wholly-owned by officers of Neese. The agreement of lease is for a term of ten (10) years and provides for a base rent of $8,333 per month. In the event of late payment, interest shall accrue on the unpaid amount at the rate of eighteen percent (18%) per annum. The agreement of lease contains customary events of default, including if Neese shall fail to pay rent within five (5) days after the due date, or if Neese shall fail to perform any other terms, covenants or conditions under the agreement of lease, and other customary representations, warranties and covenants. Under terms of the term loan agreement with Home State Bank (Note 11), the Company may not pay salary or rent to such officers of Neese in excess of $100,000 per year beginning on the date of the term loan agreement, June 13, 2018. The Company is accruing monthly rent, but because of the limitation in the term loan, $158,333 of accrued rent is classified as a long-term accrued liability.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

The amount accrued for amounts included in the measurement of operating lease liabilities was $25,000 for the three months ended June 30, 2019.

Supplemental balance sheet information related to leases was as follows:

June 30, 2019
Operating lease right-of-use lease asset	$624,157
Accumulated amortization	(29,034)
Net balance	$595,123

Lease liability, current portion	61,130
Lease liability, long term	533,993
Total operating lease liabilities	$595,123

Weighted Average Remaining Lease Term - operating leases	92 Months

Weighted Average Discount Rate - operating leases	6.85%

Maturities of the lease liability are as follows:

For the Years Ended
2019 (July to December)	$50,000
2020	100,000
2021	100,000
2022	100,000
2023	100,000
2024	100,000
Thereafter	225,000
Total lease payments	775,000
Less imputed interest	179,877
Maturities of lease liabilities	$595,123

On April 5, 2019, Goedeker entered into a lease agreement with S.H.J., L.L.C., a Missouri limited liability company and affiliate of Goedeker. The lease is for a term five (5) years and provides for a base rent of $45,000 per month. In addition, Goedeker is responsible for all taxes and insurance premiums during the lease term. In the event of late payment, interest shall accrue on the unpaid amount at the rate of eighteen percent (18%) per annum. The lease contains customary events of default, including if: (i) Goedeker shall fail to pay rent within five (5) days after the due date; (ii) any insurance required to be maintained by Goedeker pursuant to the lease shall be canceled, terminated, expire, reduced, or materially changed; (iii) Goedeker shall fail to comply with any term, provision, or covenant of the lease and shall not begin and pursue with reasonable diligence the cure of such failure within fifteen (15) days after written notice thereof to Goedeker; (iv) Goedeker shall become insolvent, make an assignment for the benefit of creditors, or file a petition under any section or chapter of the Bankruptcy Code, or under any similar law or statute of the United States of America or any State thereof; or (v) a receiver or trustee shall be appointed for the leased premises or for all or substantially all of the assets of Goedeker.

Neese, Inc.leases a piece of equipment on an operating lease. The lease originated in May 2014 for a five year term with annual payments of $11,830 with a final payment in July 2019.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

Supplemental balance sheet information related to leases was as follows:

June 30, 2019
Operating lease right-of-use lease asset	$2,300,000
Accumulated amortization	(98,166)
Net balance	$2,201,834

Lease liability, current portion	373,860
Lease liability, long term	1,827,974
Total operating lease liabilities	$2,201,834

Weighted Average Remaining Lease Term - operating leases	57 Months

Weighted Average Discount Rate - operating leases	6.50%

Maturities of the lease liability are as follows:

For the Years Ended
2019 (July to December)	$270,000
2020	540,000
2021	540,000
2022	540,000
2023	540,000
2024	135,000
Total lease payments	2,565,000
Less imputed interest	363,166
Maturities of lease liabilities	$2,201,834

NOTE 16—RELATED PARTIES

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

1847 Neese shall also reimburse the Manager for all costs and expenses of 1847 Neese which are specifically approved by the board of directors of 1847 Neese, including all out-of-pocket costs and expenses, that are actually incurred by the Manager or its affiliates on behalf of 1847 Neese in connection with performing services under the offsetting management services agreement.

The services provided by the Manager include: conducting general and administrative supervision and oversight of 1847 Neese’s day-to-day business and operations, including, but not limited to, recruiting and hiring of personnel, administration of personnel and personnel benefits, development of administrative policies and procedures, establishment and management of banking services, managing and arranging for the maintaining of liability insurance, arranging for equipment rental, maintenance of all necessary permits and licenses, acquisition of any additional licenses and permits that become necessary, participation in risk management policies and procedures; and overseeing and consulting with respect to 1847 Neese’s business and operational strategies, the implementation of such strategies and the evaluation of such strategies, including, but not limited to, strategies with respect to capital expenditure and expansion programs, acquisitions or dispositions and product or service lines. The Company expensed $125,000 in management fees for the six months ended June 30, 2019 and 2018, respectively.

Under terms of the term loan from Home State Bank, no fees may be paid to the Manager without permission of the bank, which the Manager does not expect to be granted within the forthcoming year. Accordingly, $346,642 due the Manager is classified as a long-term accrued liability.

Offsetting Management Services Agreement - Goedeker

On April 5, 2019, Goedeker entered into an offsetting management services agreement with the Manager.

Pursuant to the offsetting management services agreement, Goedeker appointed the Manager to provide certain services to it for a quarterly management fee equal to the greater of $62,500 or 2% of adjusted net assets (as defined in the management services agreement); provided, however, that (i) pro rated payments shall be made in the first quarter and the last quarter of the term, (ii) if the aggregate amount of management fees paid or to be paid by Goedeker, together with all other management fees paid or to be paid by all other subsidiaries of the Company to the Manager, in each case, with respect to any fiscal year exceeds, or is expected to exceed, 9.5% of the Company’s gross income with respect to such fiscal year, then the management fee to be paid by Goedeker for any remaining fiscal quarters in such fiscal year shall be reduced, on a pro rata basis determined by reference to the management fees to be paid to the Manager by all of the subsidiaries of the Company, until the aggregate amount of the management fee paid or to be paid by Goedeker, together with all other management fees paid or to be paid by all other subsidiaries of the Company to the Manager, in each case, with respect to such fiscal year, does not exceed 9.5% of the Company’s gross income with respect to such fiscal year, and (iii) if the aggregate amount the management fee paid or to be paid by Goedeker, together with all other management fees paid or to be paid by all other subsidiaries of the Company to the Manager, in each case, with respect to any fiscal quarter exceeds, or is expected to exceed, the aggregate amount of the Parent Management Fee with respect to such fiscal quarter, then the management fee to be paid by Goedeker for such fiscal quarter shall be reduced, on a pro rata basis, until the aggregate amount of the management fee paid or to be paid by Goedeker, together with all other management fees paid or to be paid by all other subsidiaries of the Company to the Manager, in each case, with respect to such fiscal quarter, does not exceed the Parent Management Fee calculated and payable with respect to such fiscal quarter.

Notwithstanding the foregoing, payment of the management fee is subordinated to the payment of interest on the 9% subordinated promissory note issued to Goedeker (see Note 14), such that no payment of the management fee may be made if Goedeker is in default under the note with regard to interest payments and, for the avoidance of doubt, such payment of the management fee will be contingent on Goedeker being in good standing on all associated loan covenants. In addition, during the period that that any amounts are owed under the 9% subordinated promissory note issued to Goedeker or the Earn Out Payments, the annual management fee shall be capped at $250,000.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

In addition, the rights of the Manager to receive payments under the offsetting management services agreement are subordinate to the rights of Burnley and SBCC under separate subordination agreements that the Manager entered into with Burnley and SBCC on April 5, 2019.

Goedeker shall also reimburse the Manager for all costs and expenses of Goedeker which are specifically approved by the board of directors of Goedeker, including all out-of-pocket costs and expenses, that are actually incurred by the Manager or its affiliates on behalf of Goedeker in connection with performing services under the offsetting management services agreement.

The services provided by the Manager include: conducting general and administrative supervision and oversight of Goedeker’s day-to-day business and operations, including, but not limited to, recruiting and hiring of personnel, administration of personnel and personnel benefits, development of administrative policies and procedures, establishment and management of banking services, managing and arranging for the maintaining of liability insurance, arranging for equipment rental, maintenance of all necessary permits and licenses, acquisition of any additional licenses and permits that become necessary, participation in risk management policies and procedures; and overseeing and consulting with respect to Goedeker’s business and operational strategies, the implementation of such strategies and the evaluation of such strategies, including, but not limited to, strategies with respect to capital expenditure and expansion programs, acquisitions or dispositions and product or service lines.

Advances

From time to time, the Company has received advances from certain of its officers and related parties to meet short-term working capital needs. As of June 30, 2019 and December 31, 2018, a total of $118,833 advances from related parties are outstanding. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

As of June 30, 2019 and December 31, 2018, the Manager has funded the Company $58,650 and $55,500 in related party advances, respectively. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

Grid Promissory Note

On January 3, 2018, the Company issued a grid promissory note to the Manager in the initial principal amount of $50,000. The note provides that the Company may from time to time request additional advances from the Manager up to an aggregate additional amount of $100,000, which will be added to the note if the Manager, in its sole discretion, so provides. Interest shall accrue on the unpaid portion of the principal amount and the unpaid portion of all advances outstanding at a fixed rate of 8% per annum, and along with the outstanding portion of the principal amount and the outstanding portion of all advances, shall be payable in one lump sum due on the maturity date, which is the first anniversary of the date of the note. The maturity date of the grid promissory note was extended until January 3, 2021. If all or a portion of the principal amount or any advance under the note, or any interest payable thereon is not paid when due (whether at the stated maturity, by acceleration or otherwise), such overdue amount shall bear interest at a rate of 12% per annum. In the event the Company completes a financing involving at least $500,000, the Company must, contemporaneously with the closing of such financing transaction, repay the entire outstanding principal and accrued and unpaid interest on the note. The note is unsecured and contains customary events of default. As of June 30, 2019 and December 31, 2018, the Manager has advanced $117,000 of the promissory note and the Company has accrued interest of $12,255 and $7,549, respectively.

Building Lease

On March 3, 2017, Neese entered into an agreement of lease with K&A Holdings, LLC, a limited liability company that is wholly-owned by officers of Neese. See Note 16 for details regarding this lease.

1847 HOLDINGS LLC NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2019 (UNAUDITED)

NOTE 17—SHAREHOLDERS’ DEFICIT

Allocation Shares

As of June 30, 2019 and December 31, 2018, the Company had authorized and outstanding 1,000 allocation shares. These allocation shares do not entitle the holder thereof to vote on any matter relating to the Company other than in connection with amendments to the Company’s operating agreement and in connection with certain other corporate transactions as specified in the operating agreement.

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

Common Shares

The Company is authorized to issue 500,000,000 common shares as of June 30, 2019 and December 31, 2018. As of June 30, 2019 and December 31, 2018, the Company had 3,165,625 and 3,115,625 common shares issued and outstanding, respectively. The common shares entitle the holder thereof to one vote per share on all matters coming before the shareholders of the Company for a vote.

On April 5, 2019, the Company, issued 50,000 common shares to Leonite pursuant to the securities purchase agreement (see Note 14).

The Company did not issue any shares in the six months ended June 30, 2018.

Warrants

Leonite warrants

On April 5, 2019, the Company issued a warrant to purchase 200,000 common shares to Leonite pursuant to the securities purchase agreement (see Note 14). The warrant has a term of five years, an exercise price of $1.25 per share (subject to adjustment), and may be exercised on a cashless basis.

Accordingly, a portion of the proceeds was allocated to the warrant based on its relative fair value using the Black Scholes option-pricing model. The assumptions used in the Black-Scholes model are as follows: (i) dividend yield of 0%; (ii) expected volatility of 140.3%, (iii) weighted average risk-free interest rate of 2.31%, (iv) expected life of five years, and (v) estimated fair value of the Common Stock of $2.75 per share.

The warrant also contains an ownership limitation. The Company shall not effect any exercise of the warrant, and Leonite shall not have the right to exercise any portion of the warrant, to the extent that after giving effect to issuance of common shares upon exercise the warrant, Leonite, together with its affiliates, and any other persons acting as a group together with Leonite or any of its affiliates, would beneficially own in excess of 4.99% of the number of common shares outstanding immediately after giving effect to the issuance of common shares issuable upon exercise of the warrant. Upon no fewer than 61 days’ prior notice to the Company, Leonite may increase or decrease such beneficial ownership limitation provisions and any such increase or decrease will not be effective until the 61st day after such notice is delivered to the Company.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

SBCC warrant

On April 5, 2019, the Company issued SBCC a ten-year Warrant (the “SBCC Warrant”) to purchase shares of the most senior capital stock of 1847 Goedeker equal to 5.0% of the outstanding equity securities of 1847 Goedeker on a fully-diluted basis for an aggregate price equal to $100.

The Exercise Price is subject to anti-dilution adjustments that allow for its reduction in the event the Company subsequently issues equity securities, including shares of Common Stock or any security convertible or exchangeable for shares of Common Stock. The Company accounted for the conversion option of the Warrant in accordance with ASC Topic 815. The derivative liability associated with the Warrant has been measured at fair value at issuance on April 5, 2019 at $270,600 based upon a percentage allocation of the Goedeker acquisition purchase price and subsequently remeasured at June 30, 2019 at $268,000 resulting in a change in warrant liability of $2,600 for the period ending June 30, 2019.

Noncontrolling Interests

The Company owns 55.0% of 1847 Neese and 70% of 1847 Holdco. For financial interests in which the Company owns a controlling financial interest, the Company applies the provisions of ASC 810, which are applicable to reporting the equity and net income or loss attributable to noncontrolling interests. The results of 1847 Neese and 1847 Holdco are included in the consolidated statement of income. The net loss attributable to the 45% non-controlling interest of 1847 Neese amounted to $501,647 and $451,231 for the six months ended June 30, 2019 and 2018, respectively. The net loss attributable to the 30% non-controlling interest of 1847 Holdco amounted to $195,822 for the period from April 5, 2019 (acquisition) to June 30, 2019.

NOTE 18—COMMITMENTS AND CONTINGENCIES

Corporate Office

An office space has been leased on a month-by-month basis.

The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 19 – SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the six months ended June 30, 2019 and 2018 were as follows:

	For the Six Months Ended June 30,
	2019	2018
Interest paid	$423,539	$360,664
Income tax paid	$-	$-

Business Combinations:
Current Assets	$3,308,301	$-
Property and equipment	$207,604	$-
Working capital adjustment receivable	$553,643	$-
Assumed liabilities	$(4,668,977)	$-
Goodwill	$6,381,715	$-
Cash acquired in acquisition of Goedeker	$1,285,214	$-
Financing:
Term Loan	$1,500,000	$-
Debt discount financing costs	(178,000)	-
Warrant feature upon issuance of term loan	(229,244)	-
Term loan, net	$1,092,756	$-

Line of Credit	$754,682	$-
Debt discount on line of credit	(128,682)	-
Issuance of common shares on promissory note	(137,500)	-
Line of Credit, net	$488,500	$-

Promissory Note	$714,286	$-
Promissory Note original issue and debt discount	(79,286)	-
Warrants issued in conjunction with notes payable	(292,673)	-
Promissory Note, net	$342,327	$-

9% Subordinated Promissory Note	$4,700,000	$-
Debt discount financing costs	(215,500)	-
9% Subordinated Promissory Note, net	$4,484,500	$-

Warrant liability	$229,244	$-
Additional Paid in Capital	$430,173	$-

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

NOTE 20—SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10), the Company has analyzed its operations subsequent to June 30, 2019 to the date these financial statements were issued, and has determined that, except as set forth below, it does not have any material subsequent events to disclose in these financial statements.

Signing of Patriot Purchase Agreement

On July 12, 2019, 1847 PT entered into a securities purchase agreement with Patriot Transport Inc., an Illinois corporation, Expeditor Systems, Inc., an Illinois corporation, Expeditors, Inc., an Illinois corporation, Top Gear Inc., an Illinois corporation, Leasing Truck Solution Inc., an Illinois corporation, Expeditors Companies Inc., an Illinois corporation, Patriot Training Facility Inc., an Illinois corporation f/k/a Top Gear Driving Academy Inc. (collectively, the “Companies”), and Igor Terletsky, as seller.

Pursuant to the terms and conditions of the securities purchase agreement, 1847 PT agreed to acquire all of the capital stock and other equity securities of the Companies for an aggregate purchase price of $35 million, consisting of: (i) $21 million in cash and (ii) an 8% subordinated promissory note in the principal amount of $14 million.

The purchase price is subject to a post-closing working capital adjustment provision. Under this provision, if the audited combined balance sheet of the Companies as of the closing date prepared by 1847 PT indicates working capital that is higher than the minimum working capital, which is defined in the securities purchase agreement as $225,000, the principal amount of the note will be adjusted upward by the amount of such difference, on or before the 75th day following the closing of the acquisition. Similarly, if the working capital is less than the minimum working capital, the principal amount of the note will be adjusted downward by the amount of the difference.

The purchase price is also subject to a post-closing adjustment for Adjusted EBITDA. As soon as practicable following the year ended 2019, but no later than March 31, 2020, 1847 PT will prepare and deliver to the seller an audited income statement for the Companies. If the Companies earnings before interest, taxes, depreciation and amortization expenses for the twelve month period ending December 31, 2019 adjusted in a manner mutually agreed upon by the parties (the “Adjusted EBITDA”) as shown on such income statement is greater than $7,000,000, then (i) the cash portion of the purchase price will be increased by an amount equal to two and one-half times (2 1/2x) the difference between $7,000,000 and such Adjusted EBITDA, and (ii) the note will be increased by an aggregate amount equal to two and one-half times (2 1/2x) the difference between $7,000,000 and such Adjusted EBITDA.

The cash portion of the purchase price will be reduced by the amount of outstanding indebtedness of the Companies existing as of the closing date and the deducted amount will be used to pay off any such indebtedness.

The securities purchase agreement contains customary representations, warranties and covenants, including a covenant that the seller will not complete with the business of the Company for a period of three (3) years following closing. The securities purchase agreement also contains mutual indemnification for breaches of representations or warranties and failure to perform covenants or obligations contained in the securities purchase agreement. In the case of the indemnification provided by the seller with respect to breaches of certain non-fundamental representations and warranties, the seller will only become liable for indemnified losses to the extent they exceed, in the aggregate, $150,000, up to an aggregate maximum amount of $2.9 million.

The closing of the securities purchase agreement is subject to customary closing conditions, including, without limitation, the completion of accounting and legal due diligence investigations; the receipt of all authorizations, consents and approvals of all governmental authorities or agencies; the receipt of any required consents of any third parties; the release of any security interests; 1847 PT obtaining the requisite acquisition financing; and delivery of all documents required for the transfer of the securities of the Companies to 1847 PT.

The securities purchase agreement may be terminated at any time prior to closing by (i) mutual agreement of 1847 PT and the seller; (ii) by either 1847 PT or the seller if any governmental entity has issued an order or taken any other action permanently enjoining, restraining or otherwise prohibiting the transactions contemplated by the stock purchase agreement; (iii) by either 1847 PT or the seller if the closing does not occur on or before 60 calendar days after the date of the securities purchase agreement; provided that the right to terminate will not be available to any party whose breach of any provision of the securities purchase agreement results in the failure of the closing to occur by such time; (iv) by 1847 PT if the seller or any of the Companies has breached its respective representations and warranties or any covenant or other agreement to be performed by it in a manner such that the closing conditions to be performed by it would not be satisfied; or (v) by the seller if 1847 PT has breached its representations and warranties or any covenant or other agreement to be performed by it in a manner such that the closing conditions to be performed by it would not be satisfied.

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

Overview

We are an acquisition holding company focused on acquiring and managing a group of small businesses, which we characterize as those that have an enterprise value of less than $50 million, in a variety of different industries headquartered in North America. To date, we have completed two acquisitions.

In March 2017, our subsidiary 1847 Neese Inc., or 1847 Neese, acquired Neese, Inc., or Neese. Headquartered in Grand Junction, Iowa and founded in 1991, Neese is an established business specializing in providing a wide range of land application services and selling equipment and parts, primarily to the agricultural industry, but also to the construction and lawn and garden industries. Neese’s revenue mix is composed of waste disposal and a variety of agricultural services, wholesaling of agricultural equipment and parts, local trucking services, various shop services, and other products and services. Services to the local agricultural and farming communities include manure spreading, land rolling, bin whipping, cleaning of bulk storage bins and silos, equipment rental, trucking, vacuuming, building erection, and others.

In April 2019, our subsidiary 1847 Goedeker Inc., or Goedeker, acquired substantially all of the assets of Goedeker Television Co., Inc., or Goedeker Television, which was founded in 1951. Headquartered in St. Louis, Missouri, Goedeker is a one-stop e-commerce destination for home furnishings, including appliances, furniture, bath and kitchen fixtures, décor, lighting and home goods. Goedeker has evolved from a local brick and mortar operation serving the St. Louis metro area to a large nationwide omnichannel retailer. While Goedeker still maintains its St. Louis showroom, over 90% of sales are placed through its website.

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

Management Fees

We entered into a management services agreement with our manager on April 15, 2013, pursuant to which we are required to pay our manager a quarterly management fee equal to 0.5% (2.0% annualized) of our company’s adjusted net assets for services performed.

In addition, 1847 Neese entered into an offsetting management services agreement with our manager on March 3, 2017 and Goedeker entered into an offsetting management services agreement with our manager on April 5, 2019. Pursuant to the offsetting management services agreements, 1847 Neese appointed our manager to provide certain services to it for a quarterly management fee equal to $62,500 per quarter and Goedeker appointed our manager to provide certain services to it for a quarterly management fee equal to the greater of $62,500 or 2% of adjusted net assets (as defined in the management services agreement); provided, however, that (i) pro rated payments shall be made in the first quarter and the last quarter of the term, (ii) if the aggregate amount of management fees paid or to be paid by 1847 Neese or Goedeker, together with all other management fees paid or to be paid by all other subsidiaries of our company to our manager, in each case, with respect to any fiscal year exceeds, or is expected to exceed, 9.5% of our gross income with respect to such fiscal year, then the management fee to be paid by 1847 Neese or Goedeker for any remaining fiscal quarters in such fiscal year shall be reduced, on a pro rata basis determined by reference to the management fees to be paid to our manager by all of the subsidiaries of our company, until the aggregate amount of the management fee paid or to be paid by 1847 Neese or Goedeker, together with all other management fees paid or to be paid by all other subsidiaries of our company to our manager, in each case, with respect to such fiscal year, does not exceed 9.5% of our gross income with respect to such fiscal year, and (iii) if the aggregate amount the management fee paid or to be paid by 1847 Neese or Goedeker, together with all other management fees paid or to be paid by all other subsidiaries of our company to our manager, in each case, with respect to any fiscal quarter exceeds, or is expected to exceed, the aggregate amount of the management fee (before any adjustment thereto) calculated and payable under the management services agreement, which we refer to as the parent management fee, with respect to such fiscal quarter, then the management fee to be paid by 1847 Neese or Goedeker for such fiscal quarter shall be reduced, on a pro rata basis, until the aggregate amount of the management fee paid or to be paid by 1847 Neese or Goedeker, together with all other management fees paid or to be paid by all other subsidiaries of our company to our manager, in each case, with respect to such fiscal quarter, does not exceed the parent management fee calculated and payable with respect to such fiscal quarter.

Notwithstanding the foregoing, under terms of the term loan from Home State Bank described below, no fees may be paid to our manager without permission of the bank, which our manager does not expect to be granted within the forthcoming year. Accordingly, $346,642 due our manager is classified as a long-term accrued liability.

In addition, payment of the management fee to Goedeker is subordinated to the payment of interest on the 9% subordinated promissory note issued to Goedeker Television described below, such that no payment of the management fee may be made if Goedeker is in default under the note with regard to interest payments and, for the avoidance of doubt, such payment of the management fee will be contingent on Goedeker being in good standing on all associated loan covenants. In addition, during the period that that any amounts are owed under the 9% subordinated promissory note issued to Goedeker Television or the Earn Out Payments to Goedeker Television described below, the annual management fee shall be capped at $250,000.

The rights of our manager to receive payments are also subordinate to the rights of Burnley (as defined below) and SBCC (as defined below) under separate subordination agreements that our manager entered into with Burnley and SBCC on April 5, 2019.

Segments

We have two reportable segments: Land Management Services and Retail and Appliances. Additionally, unallocated shared-service costs, which include various corporate level expenses and other governance functions, are presented as “Corporate Services”.

Land Management Services Segment

The Land Management Services Segment is comprised of an established business specializing in providing a wide range of land application services and selling equipment and parts, primarily to the agricultural industry in Iowa, but also to the construction and lawn and garden industries. Land Management Services is composed of waste disposal and a variety of agricultural services, wholesaling of agricultural equipment and parts, local trucking services, various shop services, and other products and services.

Retail and Appliances Segment

The Retail and Appliances Segment is comprised of retail store and an e-commerce destination for home furnishings, including appliances, furniture, bath and kitchen fixtures, décor, lighting and home goods based in St. Louis, Missouri.

Corporate Services represent unallocated shared-service costs which include corporate level expenses and other governance functions, including executive functions, such as corporate governance, professional fees and holding company related costs.

Recent Developments

Signing and Termination of Trendz

On May 31, 2019, our subsidiary 1847 Trendz Inc., or 1847 Trendz, entered into a membership interest and stock purchase agreement with Reema Khan, as the seller, pursuant to which 1847 Trendz agreed to acquire all of the membership interests of: 999TRENDZ LLC, a Delaware limited liability company, Trendz Beauty Brands AZ Inc., Trendz Beauty Atlanta Inc., Trendz Beauty Houston Inc., Trendz Beauty Dallas Inc., Trendz Beauty of NJ Inc., Trendz Beauty West., Trendz Beauty East., Trendz Beauty Midwest., Trendz Beauty Springol Inc., Chique Cosmetics International, D&D Beauty Care Company, Eclatant Beaute, Inc., Floraison Beaute Inc., and Kreative Beaute Inc. (which are collectively referred to as the Companies), for an aggregate purchase price of $24.4 million, consisting of: (i) $11 million in cash , (ii) a 6% subordinated promissory note in the principal amount of $4.3 million (which is referred to as the Seller Note); (iii) a 6% amortizing subordinated promissory note in the principal amount of $4.3 million; and (iv) 6% a contingent subordinated promissory note in the principal amount of $4.8 million.

On July 10, 2019, we terminated the membership interest and stock purchase agreement pursuant to the terms therein.

Signing of Patriot Purchase Agreement

On July 12, 2019, our subsidiary 1847 PT Inc., or 1847 PT, entered into a securities purchase agreement with Patriot Transport Inc., an Illinois corporation, Expeditor Systems, Inc., an Illinois corporation, Expeditors, Inc., an Illinois corporation, Top Gear Inc., an Illinois corporation, Leasing Truck Solution Inc., an Illinois corporation, Expeditors Companies Inc., an Illinois corporation, Patriot Training Facility Inc., an Illinois corporation f/k/a Top Gear Driving Academy Inc. (which are collectively referred to as the Companies), and Igor Terletsky, as seller.

Pursuant to the terms and conditions of the securities purchase agreement, 1847 PT agreed to acquire all of the capital stock and other equity securities of the Companies for an aggregate purchase price of $35 million, consisting of: (i) $21 million in cash and (ii) an 8% subordinated promissory note in the principal amount of $14 million.

The purchase price is subject to a post-closing working capital adjustment provision. Under this provision, if the audited combined balance sheet of the Companies as of the closing date prepared by 1847 PT indicates working capital that is higher than the minimum working capital, which is defined in the securities purchase agreement as $225,000, the principal amount of the note will be adjusted upward by the amount of such difference, on or before the 75th day following the closing of the acquisition. Similarly, if such working capital is less than the minimum working capital, the principal amount of the note will be adjusted downward by the amount of the difference.

The purchase price is also subject to a post-closing adjustment for Adjusted EBITDA. As soon as practicable following the year ended 2019, but no later than March 31, 2020, 1847 PT will prepare and deliver to the seller an audited income statement for the Companies. If the Companies earnings before interest, taxes, depreciation and amortization expenses for the twelve month period ending December 31, 2019 adjusted in a manner mutually agreed upon by the parties (which is referred to as the Adjusted EBITDA) as shown on such income statement is greater than $7,000,000, then (i) the cash portion of the purchase price will be increased by an amount equal to two and one-half times (2 1/2x) the difference between $7,000,000 and such Adjusted EBITDA, and (ii) the note will be increased by an aggregate amount equal to two and one-half times (2 1/2x) the difference between $7,000,000 and such Adjusted EBITDA.

The cash portion of the purchase price will be reduced by the amount of outstanding indebtedness of the Companies existing as of the closing date and the deducted amount will be used to pay off any such indebtedness.

The securities purchase agreement contains customary representations, warranties and covenants, including a covenant that the seller will not complete with the business of the Company for a period of three (3) years following closing. The securities purchase agreement also contains mutual indemnification for breaches of representations or warranties and failure to perform covenants or obligations contained in the securities purchase agreement. In the case of the indemnification provided by the seller with respect to breaches of certain non-fundamental representations and warranties, the seller will only become liable for indemnified losses to the extent they exceed, in the aggregate, $150,000, up to an aggregate maximum amount of $2.9 million.

The closing of the securities purchase agreement is subject to customary closing conditions, including, without limitation, the completion of accounting and legal due diligence investigations; the receipt of all authorizations, consents and approvals of all governmental authorities or agencies; the receipt of any required consents of any third parties; the release of any security interests; 1847 PT obtaining the requisite acquisition financing; and delivery of all documents required for the transfer of the securities of the Companies to 1847 PT.

The securities purchase agreement may be terminated at any time prior to closing by (i) mutual agreement of 1847 PT and the seller; (ii) by either 1847 PT or the seller if any governmental entity has issued an order or taken any other action permanently enjoining, restraining or otherwise prohibiting the transactions contemplated by the stock purchase agreement; (iii) by either 1847 PT or the seller if the closing does not occur on or before 60 calendar days after the date of the securities purchase agreement; provided that the right to terminate will not be available to any party whose breach of any provision of the securities purchase agreement results in the failure of the closing to occur by such time; (iv) by 1847 PT if the seller or any of the Companies has breached its respective representations and warranties or any covenant or other agreement to be performed by it in a manner such that the closing conditions to be performed by it would not be satisfied; or (v) by the seller if 1847 PT has breached its representations and warranties or any covenant or other agreement to be performed by it in a manner such that the closing conditions to be performed by it would not be satisfied.

Termination of Cornerstone Stock Purchase Agreement

On November 12, 2018, our subsidiary 1847 CB, Inc., or 1847 CB, entered into a stock purchase agreement with Cornerstone Builders of SW Florida, Inc., a Florida corporation and Anthony Leopardi, as seller, which was amended on March 13, 2019. Pursuant to the stock purchase agreement, as amended, 1847 CB agreed to acquire all of the issued and outstanding capital stock of Cornerstone for an aggregate purchase price of $15,000,000 consisting of: (i) $7,425,000 in cash; (ii) a subordinated promissory note in the aggregate principal amount of $3,338,359; and (iii) a subordinated contingent promissory note in the aggregate amount of $4,236,641, subject to certain price adjustments as described below.

Effective August 16, 2019, the stock purchase agreement was terminated pursuant to the terms therein, which provide that the stock purchase agreement may be terminated by either party if the closing does not occur within the time frame set forth in the stock purchase agreement.

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

Results of Operations

Comparison of Three Months Ended June 30, 2019 and June 30, 2018

The following table sets forth key components of our results of operations during the three months ended June 30, 2019 and 2018, both in dollars and as a percentage of our revenue.

	June 30 2019		June 30, 2018
	Amount	% of Revenue	Amount	% of Revenue
Revenue
Services	$976,327	8.0	$1,005,554	68.4
Sales and other	615,836	5.0	464,042	31.6
Furniture and appliances	10,616,050	87.0	-	-
Total revenue	12,208,213	100.0	1,469,596	100.0
Operating expenses
Cost of sales	9,331,976	76.4	458,303	31.2
Personnel costs	1,439,036	11.8	550,047	37.4
Depreciation and amortization	349,264	2.9	348,200	23.7
Fuel	171,888	1.4	212,071	14.4
General and administrative	1,710,935	14.0	426,249	29.0
Total operating expenses	13,003,099	106.5	1,994,870	135.7
Net loss from operations	(794,886)	(6.5)	(525,274)	(35.7)
Other income (loss)
Financing costs and loss on early extinguishment of debt	(167,406)	(1.4)	(509,992)	(34.7)
Write-off of contingent consideration	-	-	395,634	26.9
Interest expense, net	(306,568)	(2.5)	(166,555)	(11.3)
Other income (expense)	5,089	-	-	-
Warrant liability	2,600	-	-	-
Gain (loss) on sale of property and equipment	-	-	36,117	2.5
Total other income (loss)	(466,285)	(3.9)	(244,796)	(16.6)
Net loss before income taxes and non-controlling interests	(1,261,171)	(10.3)	(770,070)	(52.3)
Provision for income taxes (benefit)	(5,431)	-	(345,300)	(23.5)
Net loss	(1,255,740)	(10.3)	(424,770)	(28.8)
Less net loss attributable to non-controlling interests	(430,789)	(3.5)	(187,184)	(12.7)
Net loss attributable to company shareholders	$(824,951)	(6.8)	$(237,586)	(16.1)

Total revenue. Our total revenue was $12,208,213 for the three months ended June 30, 2019, as compared to $1,469,596 for the three months ended June 30, 2018.

Land Management Services Segment generates revenue through the provision of waste disposal and a variety of land application services, wholesaling of agricultural equipment and parts, local trucking services, various shop services, and other products and services. Land Management Services revenue decreased by $29,227 or 2.9%, to $976,327 for the three months ended June 30, 2019 from $1,005,554 for the three months ended June 30, 2018. Sales of parts and equipment increased by $151,794 primarily based upon an equipment sale of approximately $200,000 in the quarter.

Retail and Appliances Segment generates revenue through the sales of home furnishings, including appliances, furniture, bath and kitchen fixtures, décor, lighting and home goods. Revenue generated by Goedeker from our acquisition date on April 5, 2019 through June 30, 2019 was $10,616,050.

Cost of sales. Our cost of sales for the Land Management Services segment consist of the direct costs of our equipment and parts and the Retail and Appliances consist of the cost of purchased merchandise plus the cost of delivering merchandise and where applicable installation, net of promotional rebates and other incentives received from vendors. Our total cost of sales was $9,331,976 for the three months ended June 30, 2019, including $8,772,572 of Retail and Appliances costs of sales for the period April 6, 2018 through June 30, 2019 upon our acquisition of Goedeker, as compared to $458,303 for the three months ended June 30, 2018.

Land Management Services cost of sales increased by $101,101, or 22.1%, to $559,406 for the three months ended June 30, 2019 from $458,303 for the three months ended June 30, 2018. The increase in cost of sales is attributable to the increase in sales of parts and equipment and an increase in the gross profit percentage.

Personnel costs. Personnel costs include employee salaries and bonuses plus related payroll taxes. It also includes health insurance premiums, 401(k) contributions, and training costs. Our personnel costs were $1,439,036 for the three months ended June 30, 2019, including $893,008 of Retail and Appliances personnel costs for the period April 6, 2018 through June 30, 2019 upon our acquisition of Goedeker, as compared to $550,047 for the three months ended June 30, 2018.

Land Management Services personnel costs decreased by $4,018, or 0.7%, to $546,029 for the three months ended June 30, 2019 from $550,047 for the three months ended June 30, 2018. While personnel costs decreased, as a percentage of revenue, personnel costs decreased from 37.4% to 34.3% of Land Management Services for the three months ended June 30, 2019 and 2018, respectively.

Fuel costs. Fuel costs include fuel for our on-road trucking and off-road manure spreading services. Our fuel costs were $171,888 for the three months ended June 30, 2019, as compared to 212,071 for the three months ended June 30, 2018.

Land Management Services fuel costs decreased by $40,183, or 18.9%, to $171,888 for the three months ended June 30, 2019 from $212,071 for the three months ended June 30, 2018. The decrease in fuel is the result of a slight decline in market prices for fuel and the timing of fuel purchases

General and administrative expenses. Our general and administrative expenses consist primarily of professional advisor fees, bad debts reserve, rent expense, advertising, bank fees, and other expenses incurred in connection with general operations. Our total general and administrative expenses increased by $1,284,686, or 301.4%, to $1,710,935 for the three months ended June 30, 2019, including $1,289,833 of Retail and Appliances general administrative costs for the period April 6, 2018 through June 30, 2019 upon our acquisition of Goedeker, from $426,249 for the three months ended June 30, 2018. As a percentage of revenue, general and administrative expenses were 14.0% and 29.0% for the three months ended June 30, 2019 and 2018, respectively.

General and administrative expenses for Land Management Services declined by $44,729, or 10.5%, for the three months ended June 30, 2019 to $381,520 from $426,249 for the three months ended June 30, 2018. The primary changes were a decline in professional fees of $69,988 and general and administrative of $28,564, offset by a $53,823 increase in equipment repairs. As a percentage of Land Management Services revenue, general and administrative expenses for Neese amounted to 39.1% and 42.4% for the three months ended June 30, 2019 and 2018, respectively.

General and administrative expenses for our holding company increased by $32,331 or 445.9%, to $39,582 for the three months ended June 30, 2019, from $7,251 for the three months ended June 30, 2018. The increase was due to an increase in professional fees compared to the prior year period.

Total other income (loss). We had $466,285 in total other loss, net, for the three months ended June 30, 2019, as compared to other loss, net, of $244,796 for the three months ended June 30, 2018. Other loss in the three months ended June 30, 2019 consisted of financing costs of $167,406 and interest expense, net, of $306,568, offset by a change in warrant liability and other income of $7,689 while other loss, net, of $244,796 for the three months ended June 30, 2018 consisted of financing costs of $509,992 and interest expense, net, of $166,555, offset by write-off of contingent consideration of $395,634 and gain on sale of property and equipment of $36,117.

Net loss attributable to company shareholders. As a result of the cumulative effect of the factors described above, our net loss attributable to our shareholders increased by $587,365, or 247.2%, to $824,951 for the three months ended June 30, 2019 from $237,586 for the three months ended June 30, 2018.

Comparison of Six Months Ended June 30, 2019 and June 30, 2018

The following table sets forth key components of our results of operations during the six months ended June 30, 2019 and 2018, both in dollars and as a percentage of our revenue.

	June 30 2019		June 30, 2018
	Amount	% of Revenue	Amount	% of Revenue
Revenue
Services	$1,551,724	11.9	$1,659,628	74.3
Sales and other	852,810	6.5	572,613	25.7
Furniture and appliances	10,616,050	81.5	-	-
Total revenue	13,020,584	100.0	2,232,241	100.0
Operating expenses
Cost of sales	9,545,726	73.3	556,591	24.9
Personnel costs	1,896,233	14.6	985,011	44.1
Depreciation and amortization	688,086	5.3	707,900	31.7
Fuel	360,265	2.8	378,843	17.0
General and administrative	2,086,670	16.0	1,013,500	45.4
Total operating expenses	14,576,980	112.0	3,641,845	163.1
Net loss from operations	(1,556,396)	(12.0)	(1,409,604)	(63.1)
Other income (loss)
Financing costs and loss on early extinguishment of debt	(175,506)	(1.3)	(519,955)	(23.3)
Write-off of contingent consideration	-	-	395,634	17.7
Interest expense, net	(450,860)	(3.5)	(271,529)	(12.2)
Warrant liability	2,600	-	-	-
Other income (expense)	5,089	-	-	-
Gain (loss) on sale of property and equipment	24,224	0.2	(4,008)	(0.2)
Total other income (loss)	(594,453)	(4.6)	(399,858)	(18.0)
Net loss before income taxes and non-controlling interests	(2,150,849)	(16.5)	(1,809,462)	(81.1)
Provision for income taxes (benefit)	(259,850)	(2.0)	(591,500)	(26.5)
Net loss	(1,890,999)	(14.5)	(1,217,962)	(54.6)
Less net loss attributable to non-controlling interests	(697,469)	(5.2)	(451,231)	(20.2)
Net loss attributable to company shareholders	$(1,193,530)	(9.2)	$(766,731)	(34.4)

Total revenue. Our total revenue was $13,020,584 for the six months ended June 30, 2019, as compared to $2,232,241 for the six months ended June 30, 2018.

Land Management Services revenue increased by $172,293, or 7.7%, to 2,404,534 for the six months ended June 30, 2019 from $2,232,241 for the six months ended June 30, 2018. Services revenue decreased by $107,904 and Sales and other revenue increased by $280,197. Parts sales for the six months ended June 30, 2019 and 2018 declined $13,322; however, equipment sales increased $293,519 in the 2019 period compared to the 2018 primarily based upon an equipment sale of approximately $200,000 in the six months ended June 30, 2019.

Retail and Appliances Segment generates revenue through the sales of home furnishings, including appliances, furniture, bath and kitchen fixtures, décor, lighting and home goods. Revenue generated by Goedeker from our acquisition date on April 5, 2019 through June 30, 2019 was $10,616,050.

Cost of sales. Our total cost of sales was $9,545,726 for the six months ended June 30, 2019, including $8,772,572 of Retail and Appliances costs of sales for the period April 6, 2018 through June 30, 2019 upon our acquisition of Goedeker, as compared to $556,591 for the six months ended June 30, 2018.

Land Management Services cost of sales increased by $216,563, or 38.9%, to $773,154 for the six months ended June 30, 2019 from $556,591 for the six months ended June 30, 2018. The increase in cost of sales is attributable to the increase in sales of parts and equipment and an increase in the gross profit percentage.

Personnel costs. Our personnel costs were $1,896,233 for the six months ended June 30, 2019, including $893,008 of Retail and Appliances personnel costs for the period April 6, 2018 through June 30, 2019 upon our acquisition of Goedeker, as compared to $985,011 for the six months ended June 30, 2018.

Land Management Services personnel costs increased by $18,215, or 1.8%, to $1,003,226 for the six months ended June 30, 2019 from $985,011 for the six months ended June 30, 2018. While personnel costs increased, as a percentage of Land Management Services revenue, personnel costs decreased from 44.1% to 41.7%, respectively.

Land Management Services personnel costs increased by $18,215, or 1.8%, to $1,003,226 for the six months ended June 30, 2019 from $985,011 for the six months ended June 30, 2018. While personnel costs increased, as a percentage of revenue, personnel costs decreased from 44.1% to 41.7%, respectively.

Fuel costs. Our fuel costs were $360,265 for the six months ended June 30, 2019, as compared to $378,843 for the six months ended June 30, 2018.

Land Management Services fuel costs decreased by $18,578, or 4.9%, to $360,265 for the six months ended June 30, 2019 from $378,843 for the six months ended June 30, 2018.The decrease in fuel is the result of a slight decline in market prices for fuel and the timing of fuel purchases

General and administrative expenses. Our general and administrative expenses consist primarily of professional advisor fees, bad debts reserve and other expenses incurred in connection with general operations. Our total general and administrative expenses increased by $1,073,170 or 105.9%, to $2,086,670 for the six months ended June 30, 2019, including $1,289,833 of Retail and Appliances segment general administrative costs for the period April 6, 2018 through June 30, 2019 upon our acquisition of Goedeker, from $1,013,500 for the six months ended June 30, 2018. As a percentage of revenue, general and administrative expenses were 16.0% and 45.4% for the six months ended June 30, 2019 and 2018, respectively.

General and administrative expenses for Land Management Services decreased by $84,258 or 10.5%, to $716,961 for the six months ended June 30, 2019 from $801,219 for the six months ended June 30, 2018. The primary changes were a decline in professional fees of $125,819 and general and administrative of $37,436, offset by a $78,999 increase in equipment repairs. As a percentage of revenue, general and administrative expenses for Neese amounted to 46.2%and 48.3% for the six months ended June 30, 2019 and 2018, respectively.

General and administrative expenses for our holding company decreased by $132,404 or 62.4%, to $79,877 for the six months ended June 30, 2019, from $212,281 for the six months ended June 30, 2018. The increase was due to an increase in professional fees compared to the prior year period.

Total other income (loss). We had $594,453 in total other loss, net, for the six months ended June 30, 2019, as compared to other loss, net, of $399,898 for the six months ended June 30, 2018. Other loss in the six months ended June 30, 2019 consisted of financing costs of $175,506 and interest expense, net, of $450,860, offset by gain on sale of property and equipment of $24,224 and a change in warrant liability and other income of $7,689, while other loss, net, of $399,858 for the six months ended June 30, 2018 consisted of financing costs of $519,955, interest expense, net, of $271,529, and loss on sale of property and equipment of $4,008, offset by write-off of contingent consideration of $395,634.

Net loss attributable to company shareholders. As a result of the cumulative effect of the factors described above, our net loss attributable to our shareholders increased by $426,799, or 55.7%, to $1,193,530 for the six months ended June 30, 2019 from $766,731 for the six months ended June 30, 2018.

Liquidity and Capital Resources

As of June 30, 2019, we had cash and cash equivalents of $317,836. To date, we have financed our operations primarily through cash flow from operations, augmented by cash proceeds from financing activities, borrowings and equity contributions by our shareholders.

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

At June 30, 1847 Goedeker did not meet loan covenants for its third-party debt. Accordingly, the Company is in technical, not payment default on its loan agreements and has classified such debt as a current liability. The Company had developed plans that will return it to full compliance including a recently received proposal from a new asset-based lender.

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

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the period indicated:

Cash Flow

	Six Months Ended June 30,
	2019	2018
Net cash used in operating activities	$(452,738)	$(1,079,423)
Net cash provided by investing activities	1,310,088	200,025
Net cash provided by (used in) financing activities	(873,394)	476,394
Net increase (decrease) in cash and cash equivalents	(16,044)	(403,004)
Cash and cash equivalents at beginning of period	333,880	501,422
Cash and cash equivalent at end of period	$317,836	$98,148

Net cash used in operating activities was $452,738 for the six months ended June 30, 2019, as compared to $1,079,423 for the six months ended June 30, 2018. For the six months ended June 30, 2019, the net loss of $1,890,999, and gain on sale of equipment of $24,224, offset by the amortization of financing costs of $106,736, amortization of warrant feature of note payable $68,770, depreciation and amortization of $688,086, and amortization of operating lease right of use asset of $19,107, an increase in current assets of $873,048 and an increase in current liabilities of $1,436,628, were the primary drivers of the net cash used in operating activities. For the six months ended June 30, 2018, the net loss of $1,217,962 and a loan contingency write-down of $395,634, offset by loss on disposal of assets of $4,008, amortization of financing costs of $91,431 and depreciation and amortization of $707,900, a decrease of current assets of $174,215 and a decrease in current liabilities of $443,380 were the primary drivers of the used in by operating activities.

Net cash provided by investing activities was $1,310,088 for the six months ended June 30, 2019, consisting of net cash acquired in the acquisition of Goedeker of $1,285,214, proceeds from sale of fixed assets of $39,750 offset by purchase of equipment in the amount of $14,876. Net cash provided by investing activities was $200,025 for the six months ended June 30, 2018, consisting of $202,025 of proceeds from sale of fixed assets, offset by purchase of equipment in the amount of $2,000.

Net cash used in financing activities was $873,394 for the six months ended June 30, 2019, as compared to net cash provided by financing activities of $476,394 for the six months ended June 30, 2018. For the six months ended June 30, 2019, net cash used in financing activities consisted of repayments of short-term borrowing $88,029, repayments of notes payable of $483,266 and principal payments on capital lease obligations of $302,099. For the six months ended June 30, 2018, net cash provided by financing activities consisted of proceeds from notes payable in the amount of $3,822,316 and proceeds from related party notes payable in the amount of $91,500, offset by repayment to line of credit in the amount of $675,000, principal payments on the capital lease of $2,690,156 and repayments of notes payable of $72,267.

Grid Promissory Note

On January 3, 2018, we issued a grid promissory note to our manager in the initial principal amount of $50,000. The note provides that we may from time to time request additional advances from our manager up to an aggregate additional amount of $100,000, which will be added to the note if our manager, in its sole discretion, so provides. Interest shall accrue on the unpaid portion of the principal amount and the unpaid portion of all advances outstanding at a fixed rate of 8% per annum, and along with the outstanding portion of the principal amount and the outstanding portion of all advances, shall be payable in one lump sum due on the maturity date, which was the first anniversary of the date of the note. The maturity date of the grid promissory note was extended until January 3, 2021. If all or a portion of the principal amount or any advance under the note, or any interest payable thereon is not paid when due (whether at the stated maturity, by acceleration or otherwise), such overdue amount shall bear interest at a rate of 12% per annum. In the event we complete a financing involving at least $500,000, we must, contemporaneously with the closing of such financing transaction, repay the entire outstanding principal and accrued and unpaid interest on the note. The note is unsecured and contains customary events of default. As of June 30, 2019, our manager has advanced $117,000 of the promissory note and we have accrued interest of $12,255.

Revolving Loan

On April 5, 2019, Goedeker, as borrower, and 1847 Holdco Inc., or 1847 Holdco, entered into a loan and security agreement with Burnley Capital LLC, or Burnley, for revolving loans in an aggregate principal amount that will not exceed the lesser of (i) the borrowing base or (ii) $1,500,000 (provided that such amount may be increased to $3,000,000 in Burnley’s sole discretion) minus reserves established Burnley at any time in accordance with the loan and security agreement. The “borrowing base” means an amount equal to the sum of the following: (i) the product of 85% multiplied by the liquidation value of Goedeker’s inventory (net of all liquidation costs) identified in the most recent inventory appraisal by an appraiser acceptable to Burnley (ii) multiplied by Goedeker’s eligible inventory (as defined in the loan and security agreement), valued at the lower of cost or market value, determined on a first-in-first-out basis. In connection with the closing of the Acquisition on April 5, 2019, Goedeker borrowed $744,000 under the loan and security agreement and issued a revolving note to Burnley in the principal amount of up to $1,500,000. The balance of the line of credit amounts to $483,448 as of June 30, 2019, comprised of principal of $591,315 and net of $108,167 of unamortized debt discount.

The revolving note matures on April 5, 2022, provided that at Burnley’s sole and absolute discretion, it may agree to extend the maturity date for two successive terms of one year each. The revolving note bears interest at a per annum rate equal to the greater of (i) the LIBOR Rate (as defined in the loan and security agreement) plus 6.00% or (ii) 8.50%; provided that upon an event of default (as defined below) all loans, all past due interest and all fees shall bear interest at a per annum rate equal to the foregoing rate plus 3.00%. Goedeker shall pay interest accrued on the revolving note in arrears on the last day of each month commencing on April 30, 2019.

Goedeker may at any time and from time to time prepay the revolving note in whole or in part. If at any time the outstanding principal balance on the revolving note exceeds the lesser of (i) the difference of the total loan amount minus any reserves and (ii) the borrowing base, then Goedeker shall immediately prepay the revolving note in an aggregate amount equal to such excess. In addition, in the event and on each occasion that any net proceeds (as defined in the loan and security agreement) are received by or on behalf of Goedeker or 1847 Holdco in respect of any prepayment event following the occurrence and during the continuance of an event of default, Goedeker shall, immediately after such net proceeds are received, prepay the revolving note in an aggregate amount equal to 100% of such net proceeds. A “prepayment event” means (i) any sale, transfer, merger, liquidation or other disposition (including pursuant to a sale and leaseback transaction) of any property of Goedeker or 1847 Holdco; (ii) a change of control (as defined in the loan and security agreement); (iii) any casualty or other insured damage to, or any taking under power of eminent domain or by condemnation or similar proceeding of, any property of Goedeker or 1847 Holdco with a fair value immediately prior to such event equal to or greater than $25,000; (iv) the issuance by Goedeker of any capital stock or the receipt by Goedeker of any capital contribution; or (v) the incurrence by Goedeker or 1847 Holdco of any indebtedness (as defined in the loan and security agreement), other than indebtedness permitted under the loan and security agreement.

Under the loan and security agreement, Goedeker is required to pay a number of fees to Burnley, including the following:

•	a commitment fee during the period from closing to the earlier of the maturity date or termination of Burnley’s commitment to make loans under the loan and security agreement, which shall accrue at the rate of 0.50% per annum on the average daily difference of the total loan amount then in effect minus the sum of the outstanding principal balance of the revolving note, which such accrued commitment fees are due and payable in arrears on the first day of each calendar month and on the date on which Burnley’s commitment to make loans under the loan and security agreement terminates, commencing on the first such date to occur after the closing date;

•	an annual loan facility fee equal to 0.75% of the revolving commitment (i.e., the maximum amount that Goedeker may borrow under the revolving loan), which is fully earned on the closing date for the term of the loan (including any extension) but shall be due and payable on each anniversary of the closing date;

•	a monthly collateral management fee for monitoring and servicing the revolving loan equal to $1,700 per month for the term of revolving note, which is fully earned and non-refundable as of the date of the loan and security agreement, but shall be payable monthly in arrears on the first day of each calendar month; provided that payment of the collateral management fee may be made, at the discretion of Burnley, by application of advances under the revolving loan or directly by Goedeker; and

•	if the revolving loan is terminated for any reason, including by Burnley following an event of default, then Goedeker shall pay, as liquidated damages and compensation for the costs of being prepared to make funds available, an amount equal to the applicable percentage multiplied by the revolving commitment (i.e., the maximum amount that Goedeker may borrow under the revolving loan), wherein the term applicable percentage means (i) 3%, in the case of a termination on or prior to the first anniversary of the closing date, (ii) 2%, in the case of a termination after the first anniversary of the closing date but on or prior to the second anniversary thereof, and (iii) 0.5%, in the case of a termination after the second anniversary of the closing date but on or prior to the maturity date.

The loan and security agreement contains customary events of default, including, among others: (i) for failure to pay principal and interest on the revolving note when due, or to pay any fees due under the loan and security agreement; (ii) if any representation, warranty or certification in the loan and security agreement or any document delivered in connection therewith is incorrect in any material respect; (iii) for failure to perform any covenant or agreement contained in the loan and security agreement or any document delivered in connection therewith; (iv) for the occurrence of any default in respect of any other indebtedness of more than $100,000; (v) for any voluntary or involuntary bankruptcy, insolvency or dissolution; (vi) for the occurrence of one or more judgments, non-interlocutory orders, decrees or arbitration awards involving in the aggregate a liability of $25,000 or more; (vii) if Goedeker or 1847 Holdco, or officer thereof, is charged by a governmental authority, criminally indicted or convicted of a felony under any law that would reasonably be expected to lead to forfeiture of any material portion of collateral, or such entity is subject to an injunction restraining it from conducting its business; (viii) if Burnley determines that a material adverse effect (as defined in the loan and security agreement) has occurred; (ix) if a change of control (as defined in the loan and security agreement) occurs; (x) if there is any material damage to, loss, theft or destruction of property which causes, for more than thirty consecutive days beyond the coverage period of any applicable business interruption insurance, the cessation or substantial curtailment of revenue producing activities; (xi) if there is a loss, suspension or revocation of, or failure to renew any permit if it could reasonably be expected to have a material adverse effect; and (xii) for the occurrence of any default or event of default under the term loan with SBCC (as defined below), the 9% subordinated promissory note issued to Goedeker Television, the secured convertible promissory note issued to Leonite (as defined below) or any other debt that is subordinated to the revolving loan.

The loan and security agreement contains customary representations, warranties and affirmative and negative financial and other covenants for a loan of this type. The revolving note is secured by a first priority security interest in all of the assets of 1847 and 1847 Holdco. In connection with such security interest, on April 5, 2019, (i) 1847 Holdco entered into a pledge agreement with Burnley, pursuant to which 1847 Holdco pledged the shares of Goedeker held by it to Burnley, and (ii) Goedeker entered into a deposit account control agreement with Burnley, SBCC and Montgomery Bank relating to the security interest in Goedeker’s bank accounts.

In addition, on April 5, 2019, we entered into a guaranty with Burnley to guaranty the obligations under the loan and security agreement upon the occurrence of certain prohibited acts described in the guaranty.

Term Loan - SBCC

On April 5, 2019, Goedeker, as borrower, and 1847 Holdco entered into a loan and security agreement with Small Business Community Capital II, L.P., or SBCC, for a term loan in the principal amount of $1,500,000, pursuant to which Goedeker issued to SBCC a term note in the principal amount of up to $1,500,000 and a ten-year warrant to purchase shares of the most senior capital stock of Goedeker equal to 5.0% of the outstanding equity securities of Goedeker on a fully-diluted basis for an aggregate price equal to $100.

The term note matures on April 5, 2023 and bears interest at the sum of the cash interest rate (defined as 11% per annum) plus the PIK interest rate (defined as 2% per annum); provided that upon an event of default all principal, past due interest and all fees shall bear interest at a per annum rate equal to the cash interest rate and the PIK interest rate, in each case plus 3.00%. Interest accrued at the cash interest rate shall be due and payable in arrears on the last day of each month commencing May 31, 2019. Interest accrued at the PIK interest rate shall be automatically capitalized, compounded and added to the principal amount of the term note on each last day of each quarter unless paid in cash on or prior to the last day of each quarter; provided that (i) interest accrued pursuant to an event of default shall be payable on demand, and (ii) in the event of any repayment or prepayment, accrued interest on the principal amount repaid or prepaid (including interest accrued at the PIK interest rate and not yet added to the principal amount of term note) shall be payable on the date of such repayment or prepayment. Notwithstanding the foregoing, all interest on term note, whether accrued at the cash interest rate or the PIK interest rate, shall be due and payable in cash on the maturity date unless payment is sooner required by the loan and security agreement.

Goedeker must repay to SBCC on the last business day of each March, June, September and December, commencing with the last business day of June 2019, an aggregate principal amount of the term note equal to $93,750, regardless of any prepayments made, and must pay the unpaid principal on the maturity date unless payment is sooner required by the loan and security agreement.

Goedeker may prepay the term note in whole or in part from time to time; provided that if such prepayment occurs (i) prior to the first anniversary of the closing date, Goedeker shall pay SBCC an amount equal to 5.0% of such prepayment, (ii) prior to the second anniversary of the closing date and on or after the first anniversary of the closing date, Goedeker shall pay SBCC an amount equal to 3.0% of such prepayment, or (iii) prior to the third anniversary of the closing date and on or after the second anniversary of the closing date, Goedeker shall pay SBCC an amount equal to 1.0% of such prepayment, in each case as liquidated damages for damages for loss of bargain to SBCC. In addition, in the event and on each occasion that any net proceeds (as defined in the loan and security agreement) are received by or on behalf of Goedeker or 1847 Holdco in respect of any prepayment event following the occurrence and during the continuance of an event of default, Goedeker shall, immediately after such net proceeds are received, prepay the term note in an aggregate amount equal to 100% of such net proceeds. A “prepayment event” means (i) any sale, transfer, merger, liquidation or other disposition (including pursuant to a sale and leaseback transaction) of any property of Goedeker or 1847 Holdco; (ii) a change of control (as defined in the loan and security agreement); (iii) any casualty or other insured damage to, or any taking under power of eminent domain or by condemnation or similar proceeding of, any property of Goedeker or 1847 Holdco with a fair value immediately prior to such event equal to or greater than $25,000; (iv) the issuance by Goedeker of any capital stock or the receipt by Goedeker of any capital contribution; or (v) the incurrence by Goedeker or 1847 Holdco of any indebtedness (as defined in the loan and security agreement), other than indebtedness permitted under the loan and security agreement.

The loan and security agreement with SBCC contains the same events of default as the loan and security agreement with Burnley, provided that the reference to the term loan in the cross-default provision refers instead to the revolving loan.

The loan and security agreement contains customary representations, warranties and affirmative and negative financial and other covenants for a loan of this type. The term note is secured by a second priority security interest (subordinate to the revolving loan) in all of the assets of Goedeker and 1847 Holdco. In connection with such security interest, on April 5, 2019, (i) 1847 Holdco entered into a pledge agreement with SBCC, pursuant to which 1847 Holdco pledged the shares of Goedeker held by it to SBCC, and (ii) Goedeker entered deposit account control agreement with Burnley, SBCC and Montgomery Bank relating to the security interest in Goedeker’s bank accounts.

In addition, on April 5, 2019, we entered into a guaranty with SBCC to guaranty the obligations under the loan and security agreement upon the occurrence of certain prohibited acts described in the guaranty.

Term Loan - Home State Bank

On June 13, 2018, Neese entered into a term loan agreement with Home State Bank, pursuant to which Neese issued a promissory note to Home State Bank in the principal amount of $3,654,074 with an annual interest rate of 6.85% with covenants to maintain a minimum debt coverage ratio of 1.00 to 1.25. Pursuant to the terms of the note, Neese will make semi-annual payments of $302,270 beginning on January 20, 2019 and continuing every six months thereafter until July 20, 2020, the maturity date; provided however, that Neese will pay the note in full immediately upon demand by Home State Bank. The amount applied to the principal amount of the lease and lease buyout amount was $2,780,052, which amount was net of lien release fees of $124,650 and lease deposit of $72,322. The remaining balance of the lease at June 30, 2019 is $383,052.

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

The loan is secured by inventory, accounts receivable, and certain fixed assets of Neese. The loan agreement limited the payment of interest on the 8% vesting promissory note and 10% promissory note described below to $40,000 annually or fees to our manager. We continue to accrue interest and management fees at the contractual amounts. Such accruals (in excess of $40,000 in interest on the promissory notes) are shown as long-term accrued expenses in the accompanying balance sheet as of June 30, 2019.

Secured Convertible Promissory Note

On April 5, 2019, our company, 1847 Holdco and Goedeker (which are collectively referred to herein as 1847) entered into a securities purchase agreement with Leonite Capital LLC, or Leonite, pursuant to which 1847 issued to Leonite a secured convertible promissory note in the aggregate principal amount of $714,286. As additional consideration for the purchase of the note, (i) our company issued to Leonite 50,000 common shares, (ii) our company issued to Leonite a five-year warrant to purchase 200,000 common shares at an exercise price of $1.25 per share (subject to adjustment), which may be exercised on a cashless basis, and (iii) 1847 Holdco issued to Leonite shares of common stock equal to a 7.5% non-dilutable interest in 1847 Holdco.

The note carries an original issue discount of $64,286 to cover Leonite’s legal fees, accounting fees, due diligence fees and/or other transactional costs incurred in connection with the purchase of the note. Therefore, the purchase price of the note was $650,000. Furthermore, the Company issued 50,000 shares of common stock valued at $137,500 and a debt-discount related to the warrants valued at $292,673. The company amortized $103,145 of financing costs related to the shares and warrants in the six months ended June 30, 2019. The remaining net balance of the note at June 30, 2019 is $327,927 comprised of principal of $599,911 and net of unamortized debt discount of $271,984.

The note bears interest at the rate of the greater of (i) 12% per annum and (ii) the prime rate as set forth in the Wall Street Journal on April 5, 2019 plus 6.5% guaranteed over the holding period on the unconverted principal amount, on the terms set forth in the note (which is referred to as the Stated Rate). Any amount of principal or interest on the note which is not paid by the maturity date shall bear interest at the rate at the lesser of 24% per annum or the maximum legal amount permitted by law (which is referred to as the Default Interest).

Beginning on May 5, 2019 and on the same day of each and every calendar month thereafter throughout the term of the note, 1847 shall make monthly payments of interest only due under the note to Leonite at the Stated Rate as set forth above. 1847 shall pay to Leonite on an accelerated basis any outstanding principal amount of the note, along with accrued, but unpaid interest, from: (i) net proceeds of any future financings by our company, but not its subsidiaries, whether debt or equity, or any other financing proceeds, except any transaction having a specific use of proceeds requirement that such proceeds are to be used exclusively to purchase the assets or equity of an unaffiliated business and the proceeds are used accordingly; (ii) net proceeds from any sale of assets of 1847 or any of its subsidiaries other than sales of assets in the ordinary course of business or receipt by 1847 or any of its subsidiaries of any tax credits, subject to rights of Goedeker, or other financing sources of 1847 (including its subsidiaries) existing prior to the date of the note; and (iii) net proceeds from the sale of any assets outside of the ordinary course of business or securities in any subsidiary.

The note will mature 12 months from the issue date, or April 5, 2020, at which time the principal amount and all accrued and unpaid interest, if any, and other fees relating to the note, will be due and payable. Unless an event of default as set forth in the note has occurred, 1847 has the right to prepay principal amount of, and any accrued and unpaid interest on, the note at any time prior to the maturity date at 115% of the principal amount, or the Premium, provided, however, that if the prepayment is the result of any of the occurrence of any of the transactions described in subparagraphs (i), (ii) or (iii) above then such prepayment shall be the unpaid principal amount, plus accrued and unpaid interest and other amounts due but without the Premium.

The note contains customary events of default, including in the event of (i) non-payment, (ii) a breach by 1847 of its covenants under the securities purchase agreement or any other agreement entered into in connection with the securities purchase agreement, or a breach of any of representations or warranties under the note, or (iii) the bankruptcy of 1847. The note also contains a cross default provision, whereby a default by 1847 of any covenant or other term or condition contained in any of the other financial instrument issued by of 1847 to Leonite or any other third party after the passage all applicable notice and cure or grace periods that results in a material adverse effect shall, at Leonite’s option, be considered a default under the note, in which event Leonite shall be entitled to apply all rights and remedies under the terms of the note.

Under the note, Leonite has the right at any time at its option to convert all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest of the note into fully paid and non-assessable common shares or any shares of capital stock or other securities of our company into which such common shares may be changed or reclassified. The number of common shares to be issued upon each conversion of the note shall be determined by dividing the conversion amount by the applicable conversion price then in effect. The conversion amount is the sum of: (i) the principal amount of the note to be converted plus (ii) at Leonite’s option, accrued and unpaid interest, plus (iii) at Leonite’s option, Default Interest, if any, plus (iv) Leonite’s expenses relating to a conversion, plus (v) at Leonite’s option, any amounts owed to Leonite. The conversion price shall be $1.00 per share (subject to adjustment as further described in the note for common share distributions and splits, certain fundamental transactions, and anti-dilution adjustments), provided that at any time after any event of default under the note, the conversion price shall immediately be equal to the lesser of (i) such conversion price less 40%; and (ii) the lowest weighted average price of the common shares during the 21 consecutive trading day period immediately preceding the trading day that 1847 receives a notice of conversion or (iii) the discount to market based on subsequent financings with other investors.

Notwithstanding the foregoing, in no event shall Leonite be entitled to convert any portion of the note in excess of that portion of the note upon conversion of which the sum of (1) the number of common shares beneficially owned by Leonite and its affiliates (other than common shares which may be deemed beneficially owned through the ownership of the unconverted portion of the note or the unexercised or unconverted portion of any other security of our company subject to a limitation on conversion or exercise analogous to the limitations contained in the note, and, if applicable, net of any shares that may be deemed to be owned by any person not affiliated with Leonite who has purchased a portion of the note from Leonite) and (2) the number of common shares issuable upon the conversion of the portion of the note with respect to which the determination of this proviso is being made, would result in beneficial ownership by Leonite and its affiliates of more than 4.99% of the outstanding common shares of our company. Such limitations on conversion may be waived (up to a maximum of 9.99%) by Leonite upon, at its election, not less than 61 days’ prior notice to us, and the provisions of the conversion limitation shall continue to apply until such 61st day (or such later date, as determined by Leonite, as may be specified in such notice of waiver).

Concurrently with 1847 and Leonite entering into the securities purchase agreement and as security for 1847’s obligations thereunder, on April 5, 2019, our company, 1847 Holdco and Goedeker entered into a security and pledge agreement with Leonite, pursuant to which, in order to secure 1847’s timely payment of the note and related obligations and the timely performance of each and all of its covenants and obligations under the securities purchase agreement and related documents, 1847 unconditionally and irrevocably granted, pledged and hypothecated to Leonite a continuing security interest in and to, a lien upon, assignment of, and right of set-off against, all presently existing and hereafter acquired or arising assets. Such security interest is a first priority security interest with respect to the securities that our company owns in 1847 Holdco and in 1847 Neese, and a third priority security interest with respect to all other assets.

The rights of Leonite to receive payments under the note are subordinate to the rights of Burnley and SBCC under separate subordination agreements that Leonite entered into with them on April 5, 2019.

9% Subordinated Promissory Note

A portion of the purchase price for the acquisition of assets from Goedeker Television was paid by the issuance by Goedeker of a 9% subordinated promissory note in the principal amount of $4,100,000 and an additional $600,000 in accrued earn out payments. The note will accrue interest at 9% per annum, amortized on a five-year straight-line basis and payable quarterly in accordance with the amortization schedule attached thereto, and mature on April 5, 2023. Goedeker has the right to redeem all or any portion of the note at any time prior to the maturity date without premium or penalty of any kind. The note contains customary events of default, including in the event of (i) non-payment, (ii) a default by Goedeker of any of its covenants under the asset purchase agreement or any other agreement entered into in connection with the asset purchase agreement, or a breach of any of representations or warranties under such documents, or (iii) the bankruptcy of Goedeker. The note also contains a cross default provision, whereby a default under the revolving loan with Burnley or term loan with SBCC will also constitute an event of default under the note.

The rights of Goedeker to receive payments under the note are subordinate to the rights of Burnley and SBCC under separate subordination agreements that Goedeker entered into with them on April 5, 2019 in connection with the Acquisition.

The remaining balance of the note at June 30, 2019 is $4,502,458 comprised of principal of $4,700,000 and net of unamortized debt discount of $197,542.

8% Vesting Promissory Note

A portion of the purchase price for the acquisition of Neese was paid by the issuance of an 8% vesting promissory note in the principal amount of $1,875,000 (which was determined to have no fair value as of June 30, 2019 and December 31, 2018) by 1847 Neese and Neese to the sellers of Neese. Payment of the principal and accrued interest on the note is subject to vesting and a contingent consideration subject to fair market valuation adjustment at each reporting period. The note bears interest on the vested portion of the principal amount at the rate of eight percent (8%) per annum and is due and payable in full on June 30, 2020. The principal of the note vests in accordance with the following formula:

•	Fiscal Year 2017: If Adjusted EBITDA for the fiscal year ending December 31, 2017 exceeds an Adjusted EBITDA target of $1,300,000 (referred to as the Adjusted EBITDA Target), then a portion of the principal amount of the note that is equal to sixty percent (60%) of such excess shall vest. Interest shall be payable on such vested portion of principal from January 1, 2017 through the maturity date. For the year ended December 31, 2017, Adjusted EBITDA was $788,958, below the threshold amount of $1,300,000, therefore no portion of the note vested in fiscal year 2017.

•	Fiscal Year 2018: If Adjusted EBITDA for the fiscal year ending December 31, 2018 exceeds the Adjusted EBITDA Target, then a portion of the principal amount of the note that is equal to sixty percent (60%) of such excess shall vest. Interest shall be payable on such vested portion of principal from January 1, 2018 through the maturity date. For the year ended December 31, 2018, Adjusted EBITDA was approximately $320,000, below the threshold amount of $1,300,000, therefore no portion of the note vested in fiscal year 2018.

•	Fiscal Year 2019: If Adjusted EBITDA for the fiscal year ending December 31, 2019 exceeds the Adjusted EBITDA Target, then a portion of the principal amount of the note that is equal to sixty percent (60%) of such excess shall vest. Interest shall be payable on such vested portion of principal from January 1, 2019 through the maturity date.

For purposes of the note, “Adjusted EBITDA” means the earnings before interest, taxes, depreciation and amortization expenses, in accordance with GAAP applied on a basis consistent with the accounting policies, practices and procedures used to prepare the financial statements of Neese as of the closing date, plus to the extent deducted in calculating such net income: (i) all expenses related to the transactions contemplated hereby and/or potential or completed future financings or acquisitions, including legal, accounting, due diligence and investment banking fees and expenses; (ii) all management fees, allocations or corporate overhead (including executive compensation) or other administrative costs that arise from the ownership of Neese by 1847 Neese including allocations of supervisory, centralized or other parent-level expense items; (iii) one-time extraordinary expenses or losses; and (iv) any reserves or adjustments to reserves which are not consistent with GAAP. Additionally, for purposes of calculating Adjusted EBITDA, the purchase and sales prices of goods and services sold by or purchased by Neese to or from 1847 Neese, its subsidiaries or affiliates shall be adjusted to reflect the amounts that Neese would have realized or paid if dealing with an independent third-party in an arm’s-length commercial transaction, and inventory items shall be properly categorized as such and shall not be expenses until such inventory is sold or consumed.

At June 30, 2018, management made the determination that the vesting note payable had no value because it estimated that the EBITDA threshold of $1,300,000 for both 2018 and 2019 would be not attained, thus eliminating the requirement for a payment under terms of the note payable.

The note contains customary events of default, including in the event of: (i) non-payment; (ii) a default by 1847 Neese or Neese of any of their covenants under the stock purchase agreement, the note, or any other agreement entered into in connection with the acquisition of Neese, or a breach of any of their representations or warranties under such documents; or (iii) the bankruptcy of 1847 Neese or Neese.

Under terms of the term loan with Home State Bank described above, the note may not be paid until the term loan is paid in full.

10% Promissory Note

A portion of the purchase price for the acquisition of Neese was paid by the issuance of a 10% promissory note in the principal amount of $1,025,000 by 1847 Neese and Neese to the sellers of Neese. The note bears interest on the outstanding principal amount at the rate of ten percent (10%) per annum and was due and payable in full on March 3, 2018; provided, however, that the unpaid principal, and all accrued, but unpaid, interest thereon shall be prepaid if at any time, and from time to time, the cash on hand of 1847 Neese and Neese exceeds $250,000 and, then, the prepayment shall be equal to the amount of cash in excess of $200,000 until the unpaid principal and accrued, but unpaid, interest thereon is fully prepaid. The note contains the same events of default as the 8% vesting promissory note. The note has not been repaid, thus we are in default under this note. Under terms of the term loan with Home State Bank described above, this note may not be paid until the term loan is paid in full. The payees on the note agreed to the modification of its terms by signing the loan agreement. Accordingly, the loan is shown as a long-term liability as of June 30, 2019. Additionally, the term loan lender limits the payment of interest on this note to $40,000 annually. We continue to accrue interest at the contract rate; however, given the limitations of the term loan, all accrued interest in excess of $40,000 is included in long-term accrued expenses.

Floor Plan Loans Payable

At June 30, 2019, $21,071of Machinery and Equipment inventory was pledged to secure a floor plan loan from a commercial lender. We must remit proceeds from the sale of the secured inventory to the floor plan lender and pay a finance charge that can vary monthly at the option of the lender. The balance of the floor plan payable as of June 30, 2019 amounted to $21,071.

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

Neese

Neese’s payment terms are due on demand from acceptance of delivery. Neese does not incur incremental costs obtaining purchase orders from customers, however, if Neese did, because all of Neese’s contracts are less than a year in duration, any contract costs incurred would be expensed rather than capitalized.

The revenue that Neese recognizes arises from orders it receives from customers. Neese’s performance obligations under the customer orders correspond to each service delivery or sale of equipment that Neese makes to customers under the purchase orders; as a result, each purchase order generally contains only one performance obligation based on the service or equipment sale to be completed. Control of the delivery transfers to customers when the customer is able to direct the use of, and obtain substantially all of the benefits from, Neese’s products, which generally occurs at the later of when the customer obtains title to the equipment or when the customer assumes risk of loss. The transfer of control generally occurs at a point of delivery. Once this occurs, Neese has satisfied its performance obligation and Neese recognizes revenue.

Neese also sells equipment by posting it on auction sites specializing in farm equipment. Neese posts the equipment for sale on a “magazine” site for several weeks before the auction. When Neese decides to sell, it moves the equipment to the auction site. The auctions are one day. If Neese accepts a bid, the customer pays the bid price and arranges for pick-up of the equipment.

Transaction Price ‒ Neese agrees with customers on the selling price of each transaction. This transaction price is generally based on the agreed upon service fee. In Neese’s contracts with customers, it allocates the entire transaction price to the service fee to the customer, which is the basis for the determination of the relative standalone selling price allocated to each performance obligation. Any sales tax, value added tax, and other tax Neese collects concurrently with revenue-producing activities are excluded from revenue.

If Neese continued to apply legacy revenue recognition guidance for the three and six months ended June 30, 2019, revenues, gross margin, and net loss would not have changed.

Goedeker

Goedeker collects the full sales price from the customer at the time the order is placed. Goedeker does not incur incremental costs obtaining purchase orders from customers, however, if Goedeker did, because all Goedeker’s contracts are less than a year in duration, any contract costs incurred would be expensed rather than capitalized.

The revenue that Goedeker recognizes arises from orders it receives from customers. Goedeker’s performance obligations under the customer orders correspond to each sale of merchandise that it makes to customers under the purchase orders; as a result, each purchase order generally contains only one performance obligation based on the merchandise sale to be completed. Control of the delivery transfers to customers when the customer can direct the use of, and obtain substantially all the benefits from, Goedeker’s products, which generally occurs when the customer assumes the risk of loss. The transfer of control generally occurs at the point of shipment. Once this occurs, Goedeker has satisfied its performance obligation and Goedeker recognizes revenue. Revenue from the sale of long-term service warranties are recognized net of costs to sell the contracts to the third-party warranty service company.

Transaction Price ‒ Goedeker agrees with customers on the selling price of each transaction. This transaction price is generally based on the agreed upon sales price. In Goedeker’s contracts with customers, it allocates the entire transaction price to the sales price, which is the basis for the determination of the relative standalone selling price allocated to each performance obligation. Any sales tax, value added tax, and other tax Goedeker collects concurrently with revenue-producing activities are excluded from revenue.

If Goedeker continued to apply legacy revenue recognition guidance for the three and six months ended June 30, 2019, revenues, gross margin, and net loss would not have changed.

Cost of revenue includes the cost of purchased merchandise plus the cost of delivering merchandise and where applicable installation, net of promotional rebates and other incentives received from vendors.

Receivables

Receivables consist of credit card transactions in the process of settlement. Vendor rebates receivable represent amounts due from manufactures from whom the Company purchases products. Rebates receivable are stated at the amount that management expects to collect from manufacturers, net of accounts payable amounts due the vendor. Rebates are calculated on product and model sales programs from specific vendors. The rebates are paid at intermittent periods either in cash or through issuance of vendor credit memos, which can be applied against vendor accounts payable. Based on the Company’s assessment of the credit history with its manufacturers, it has concluded that there should be no allowance for uncollectible accounts. The Company historically collects substantially all of its outstanding rebates receivables. Uncollectible balances are expensed in the period it is determined to be uncollectible.

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

Inventory

Inventory consists of finished product acquired for resale and is valued at the lower-of-cost-or-market with cost determined on a specific item basis for the Neese and of finished products acquired for resale and is valued at the low-of-cost-or-market with cost determined on a average item basis for the Goedeker. We periodically evaluate the value of items in inventory and provides write-downs to inventory based on its estimate of market conditions. We estimated that we needed an obsolescence allowance of $99,546 at June 30, 2019 and December 31, 2018. For the periods ended June 30, 2019 and 2018, we had no charges for inventory obsolescence to operating expenses.

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

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, Derivatives and Hedging, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts, and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At June 30, 2019, the Company classified a warrant issued in conjunction with a term loan as a derivative instrument designated.

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

The following table presents a reconciliation of net income to EBITDA and adjusted EBITDA for the six months ended June 30, 2019:

	Six Months Ended June, 2019
	Corporate	Neese	Goedeker	Consolidated
Net income (loss)	$(84,583)	$(1,114,771)	$(691,645)	$(1,890,999)
Adjusted for:
Provision (benefit) for income taxes	-	(259,850)	-	(259,850)
Interest expense, net	4,706	256,535	189,619	450,860
Depreciation and amortization	-	677,039	11,047	688,086
EBITDA	(79,877)	(441,047)	(490,979)	(1,011,903)
Financing costs	-	16,200	159,306	175,506
Management fee		125,000	58,790	183,790
Adjusted EBITDA	$(79,877)	$(299,847)	$(272,883)	$(652,607)

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

Six Months Ended June 30, 2019
Net income (loss)	$(1,890,999)
Adjustment to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	688,086
Gain on fixed assets	(24,224)
Amortization of financing costs	175,506
Other	35,312
Changes in operating assets and liabilities	563,581
Net cash used in operating activities	(452,738)
Adjustments
Interest expense, net	450,860
Estimated maintenance capital expenditures	(15,000)
Estimated cash flow available for distribution and reinvestment	$(16,878)

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2019. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which we are still in the process of remediating as of June 30, 2019, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 for the description of these weaknesses.

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

During its evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2019, our management identified the following material weaknesses:

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

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, our management has identified the steps necessary to address the material weaknesses, and in the second quarter of fiscal 2019, we continued to implement the following remedial procedures:

•	Once we raise additional funds, Robert D. Barry, CPA intends to resign as a director of our company and will become our Chief Financial Officer. Mr. Barry has more than 10 years of experience acting as chief financial officer of various companies and has significant GAAP and SEC reporting experience.

•	We plan to make necessary changes by providing training to our financial team and our other relevant personnel on the GAAP accounting guidelines applicable to financial reporting requirements.

•	We plan to hire a financial controller for Neese. Mr. Barry is acting as interim controller for Neese until a permanent controller is hired.

•	We have engaged the outsourced accounting and financial reporting services of Carrollton Partners, LLC and will continue to use its services after Robert D. Barry assumes the role of Chief Financial Officer.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the second quarter of fiscal year 2019 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

During the three month period ended June 30, 2019, we did not repurchase any of our common shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the second quarter of fiscal year 2019 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS.

Exhibit No.	Description of Exhibit
3.1	Certificate of Formation of 1847 Holdings LLC (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed on February 7, 2014)
3.2	Second Amended and Restated Operating Agreement of 1847 Holdings LLC, dated January 19, 2018 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 22, 2018)
4.1	Specimen certificate evidencing a common share of 1847 Holdings LLC (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed on February 7, 2014)
10.1

Asset Purchase Agreement, dated January 18, 2019, among 1847 Goedeker Inc., Goedeker Television Co., Inc. and Steve Goedeker and Mike Goedeker (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 8, 2019)

10.2

Amendment No. 1 to Asset Purchase Agreement, dated April 5, 2019, among 1847 Goedeker Inc., 1847 Goedeker Holdco Inc., Goedeker Television Co., Inc. and Steve Goedeker and Mike Goedeker (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 8, 2019)

10.3

9% Subordinated Promissory Note issued by 1847 Goedeker Inc. to Steve Goedeker, in his capacity as the Seller’s Representative, on April 5, 2019 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on April 8, 2019)

10.4

Subordination Agreement, dated April 5, 2019, between Goedeker Television Co., Inc. and Burnley Capital LLC and Acknowledged by 1847 Goedeker Inc. and 1847 Goedeker Holdco Inc. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on April 8, 2019)

10.5

Subordination Agreement, dated April 5, 2019, between Goedeker Television Co., Inc. and Small Business Community Capital II, L.P. and Acknowledged by 1847 Goedeker Inc. and 1847 Goedeker Holdco Inc. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on April 8, 2019)

10.6	Lease Agreement, dated April 5, 2019, between S.H.J., L.L.C. and 1847 Goedeker Inc. (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on April 8, 2019)
10.7

Management Services Agreement, dated April 5, 2019, between 1847 Goedeker Inc. and 1847 Partners LLC (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on April 8, 2019)

10.8

Management Fee Subordination Agreement, dated April 5, 2019, between Burnley Capital LLC and 1847 Partners LLC and Acknowledged by 1847 Goedeker Inc. (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on April 8, 2019)

10.9

Management Fee Subordination Agreement, dated April 5, 2019, between Small Business Community Capital II, L.P. and 1847 Partners LLC and Acknowledged by 1847 Goedeker Inc. (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on April 8, 2019)

10.10

Loan and Security Agreement, dated April 5, 2019, among 1847 Goedeker Inc., 1847 Goedeker Holdco Inc. and Burnley Capital LLC (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on April 8, 2019)

10.11	Revolving Note issued by 1847 Goedeker Inc. to Burnley Capital LLC on April 5, 2019 (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed on April 8, 2019)
10.12

Pledge Agreement, dated April 5, 2019, by 1847 Goedeker Holdco Inc. in favor of Burnley Capital LLC (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed on April 8, 2019)

10.13

Deposit Account Control Agreement, dated April 5, 2019, among 1847 Goedeker Inc., Burnley Capital LLC, Small Business Community Capital II, L.P. and Montgomery Bank (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K filed on April 8, 2019)

10.14	Guaranty, dated April 5, 2019, by 1847 Holdings LLC in favor of Burnley Capital LLC (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed on April 8, 2019)
10.15

Loan and Security Agreement, dated April 5, 2019, among 1847 Goedeker Inc., 1847 Goedeker Holdco Inc. and Small Business Community Capital II, L.P. (incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K filed on April 8, 2019)

10.16

Term Loan Note issued by 1847 Goedeker Inc. to Small Business Community Capital II, L.P. on April 5, 2019 (incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K filed on April 8, 2019)

10.17

Warrant to Purchase Company Shares issued by 1847 Goedeker Inc. to Small Business Community Capital II, L.P. on April 5, 2019 (incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K filed on April 8, 2019)

10.18

Pledge Agreement, dated April 5, 2019, by 1847 Goedeker Holdco Inc. in favor of Small Business Community Capital II, L.P. (incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K filed on April 8, 2019)

10.19

Guaranty, dated April 5, 2019, by 1847 Holdings LLC in favor of Small Business Community Capital II, L.P. (incorporated by reference to Exhibit 10.19 to the Current Report on Form 8-K filed on April 8, 2019)

10.20

Securities Purchase Agreement, dated April 5, 2019, among 1847 Holdings LLC, 1847 Goedeker Holdco Inc., 1847 Goedeker Inc. and Leonite Capital LLC (incorporated by reference to Exhibit 10.20 to the Current Report on Form 8-K filed on April 8, 2019)

10.21

Secured Convertible Promissory Note issued by 1847 Holdings LLC, 1847 Goedeker Holdco Inc. and 1847 Goedeker Inc. to Leonite Capital LLC on April 5, 2019 (incorporated by reference to Exhibit 10.21 to the Current Report on Form 8-K filed on April 8, 2019)

10.22	Common Share Purchase Warrant issued by 1847 Holdings LLC to Leonite Capital LLC on April 5, 2019 (incorporated by reference to Exhibit 10.22 to the Current Report on Form 8-K filed on April 8, 2019)
10.23

Security and Pledge Agreement, dated April 5, 2019, among 1847 Holdings LLC, 1847 Goedeker Holdco Inc., 1847 Goedeker Inc. and Leonite Capital LLC (incorporated by reference to Exhibit 10.23 to the Current Report on Form 8-K filed on April 8, 2019)

10.24

Subordination Agreement, dated April 5, 2019, by Leonite Capital LLC in favor of Burnley Capital LLC and Acknowledged by 1847 Goedeker Inc. and 1847 Goedeker Holdco Inc. (incorporated by reference to Exhibit 10.24 to the Current Report on Form 8-K filed on April 8, 2019)

10.25

Subordination Agreement, dated April 5, 2019, by Leonite Capital LLC in favor of Small Business Community Capital II, L.P. and Acknowledged by 1847 Goedeker Inc. and 1847 Goedeker Holdco Inc. (incorporated by reference to Exhibit 10.25 to the Current Report on Form 8-K filed on April 8, 2019)

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

___________

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1847 HOLDINGS LLC

Date: August 19, 2019	/s/ Ellery W. Roberts
Name: Ellery W. Roberts
Title: Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

