Form 10-Q
period 2019-09-30
1847 Holdings LLC
filed 2019-11-19
CIK 1599407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019

or

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

N/A
(Former name or former address, if changed since last report)

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

As of November 18, 2019, there were 3,165,625 common shares of the registrant issued and outstanding.

1847 HOLDINGS LLC

Quarterly Report on Form 10-Q

Period Ended September 30, 2019

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

i

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

1847 HOLDINGS LLC

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1847 HOLDINGS LLC

CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current Assets
Cash	$197,048	$333,880
Accounts receivable, net	1,789,986	549,568
Inventories, net	2,570,717	487,690
Prepaid expenses and other current assets	1,003,876	145,978
TOTAL CURRENT ASSETS	5,561,627	1,517,116
Property and equipment, net	3,667,107	4,491,089
Operating lease right of use assets	2,682,294	-
Goodwill	6,553,727	22,166
Intangible assets, net	16,433	21,533
Other assets	45,375	375
TOTAL ASSETS	$18,526,563	$6,052,279

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,095,368	$1,203,435
Floor plan payable	13,908	109,100
Current portion of operating lease liability	436,042	-
Advances, related party	179,565	174,333
Lines of credit	1,313,749	-
Note payable – related party, including accrued interest of $14,647 and $7,549 as of September 30, 2019 and December 31, 2018, respectively	131,647	124,549
Loan payable, related party – current portion	680,884	-
Notes payable – current portion	4,410,685	293,641
Uncertain tax liability	-	8,000
Warrant liability	172,144	-
Promissory notes – current portion	456,228	-
Customer deposits	2,939,331	-
Current portion of financing lease liability	344,716	299,157
TOTAL CURRENT LIABILITIES	15,174,267	2,212,215
Non-current notes-payable	-	3,262,434
Operating lease liability – long term, net of current portion	2,246,252	-
Promissory note payable – long term	1,025,000	1,025,000
Non-current deferred tax liability	-	364,601
Accrued expenses – long term, related party	792,300	451,857
Loan payable, related party – long term, net of current portion	3,593,325	-
Financing lease liability, net of current portion	363,281	763,239
TOTAL LIABILITIES	$23,194,425	$8,079,346
SHAREHOLDERS’ DEFICIT
Allocation shares, 1,000 shares issued and outstanding	$1,000	$1,000
Common Shares, 500,000,000 shares authorized, 3,165,625 and 3,115,625 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	3,165	3,115
Additional paid-in capital	442,014	11,891
Accumulated deficit	(4,133,325)	(2,155,084)
TOTAL SHAREHOLDERS’ DEFICIT	(3,687,146)	(2,139,078)
NONCONTROLLING INTERESTS	(980,716)	112,011
TOTAL SHAREHOLDERS’ DEFICIT	(4,667,862)	(2,027,067)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$18,526,563	$6,052,279

The accompanying notes are an integral part of these consolidated financial statements

1847 HOLDINGS LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
REVENUES
Services	$742,041	$883,460	$2,293,765	$2,543,087
Sales of parts and equipment	670,221	583,054	1,523,031	1,155,668
Furniture and appliances	12,132,103	-	22,748,153	-
TOTAL REVENUE	13,544,365	1,466,514	26,564,949	3,698,755
OPERATING EXPENSES
Cost of sales	10,709,830	478,195	20,255,556	1,034,786
Personnel costs	1,501,428	513,912	3,397,661	1,498,923
Depreciation and amortization	349,157	346,333	1,037,243	1,054,233
Fuel	143,658	226,738	503,923	605,581
General and administrative	1,963,599	333,696	4,050,269	1,347,196
TOTAL OPERATING EXPENSES	14,667,672	1,898,874	29,244,652	5,540,719
NET LOSS FROM OPERATIONS	(1,123,307)	(432,360)	(2,679,703)	(1,841,964)
OTHER INCOME (EXPENSE)
Financing costs and loss on early extinguishment of debt	(173,145)	(8,268)	(348,651)	(528,223)
Write-off of contingent consideration	-	-	-	395,634
Interest expense	(338,520)	(140,351)	(789,380)	(411,880)
Change in warrant liability	54,500	-	57,100	-
Other income (expense)	4,740	-	9,829	-
Gain (loss) on sale of property and equipment	-	-	24,224	(4,008)
TOTAL OTHER INCOME (EXPENSE)	(452,425)	(148,619)	(1,046,878)	(548,477)
NET LOSS BEFORE INCOME TAXES	(1,575,732)	(580,979)	(3,726,581)	(2,390,441)
INCOME TAX EXPENSE (BENEFIT)	(395,763)	(154,600)	(655,613)	(746,100)
NET LOSS BEFORE NON-CONTROLLING INTERESTS	(1,179,969)	(426,379)	(3,070,968)	(1,644,341)
NON-CONTROLLING INTEREST	(395,258)	(173,217)	(1,092,727)	(624,448)
NET LOSS ATTRIBUTABLE TO 1847 HOLDINGS SHAREHOLDERS	$(784,711)	$(253,162)	$(1,978,241)	$(1,019,893)

Net Loss Per Common Share: Basic and diluted	$(0.25)	$(0.08)	(0.63)	$(0.33)
Weighted-average number of common shares outstanding: Basic and diluted	3,165,100	3,115,625	3,147,918	3,115,625

The accompanying notes are an integral part of these consolidated financial statements

1847 HOLDINGS LLC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

For the Nine Months Ended September 30, 2019

	Common Shares		Allocation	Additional Paid-In	Accumulated	Non- Controlling	Shareholders’
	Shares	Amount	Shares	Capital	Deficit	Interest	Deficit
BALANCE – January 1, 2019	3,115,625	$3,115	$1,000	$11,891	$(2,155,084)	$112,011	$(2,027,067)

Net loss	-	-	-	-	(368,579)	(266,680)	(635,259)

BALANCE – March 31, 2019	3,115,625	3,115	1,000	11,891	(2,523,663)	(154,669)	(2,662,326)

Common shares and warrants issued in connection with convertible note payable	50,000	50	-	430,123	-	-	430,173

Net loss	-	-	-	-	(824,951)	(430,789)	(1,255,740)

BALANCE – June 30, 2019	3,165,625	3,165	1,000	442,014	(3,348,614)	(585,458)	(3,487,893)

Net loss	-	-	-	-	(784,711)	(395,258)	(1,179,969)

BALANCE – September 30, 2019	3,165,625	$3,165	$1,000	$442,014	$(4,133,325)	$(980,716)	$(4,667,862)

For the Nine Months Ended September 30, 2018

	Common Shares		Allocation	Additional Paid-In	Accumulated	Non- Controlling	Shareholders’
	Shares	Amount	Shares	Capital	Deficit	Interest	Deficit
BALANCE – January 1, 2018	3,115,625	$3,115	$1,000	$11,891	$(1,159,724)	$658,524	$(485,194)

Net loss	-	-	-	-	(529,145)	(264,047)	(793,192)

BALANCE – March 31, 2018	3,115,625	3,115	1,000	11,891	(1,688,869)	394,477	(1,278,386)

Net loss	-	-	-	-	(237,586)	(187,184)	(424,770)

BALANCE – June 30, 2018	3,115,625	3,115	1,000	11,891	(1,926,455)	207,293	(1,703,156)

Net loss	-	-	-	-	(253,162)	(173,217)	(426,379)

BALANCE – September 30, 2018	3,115,625	$3,115	$1,000	$11,891	$(2,179,617)	$34,076	$(2,129,535)

The accompanying notes are an integral part of these consolidated financial statements

1847 HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2019	2018
OPERATING ACTIVITIES
Net loss	$(3,070,968)	$(1,644,341)
Adjustments to reconcile net loss to net cash used in by operating activities:
Gain (loss) on sale of property and equipment	(24,224)	4,008
Depreciation and amortization	1,037,243	1,054,233
Amortization of financing costs	206,313	88,481
Loan contingency write-down	-	(395,634)
Amortization of warrant feature of note payable	142,338	-
Amortization of OID interest	32,813	-
Amortization of operating lease right of use assets	19,107	-
Changes in operating assets and liabilities:
Accounts receivable	(617,794)	65,448
Inventory	433,101	(21,310)
Prepaid expenses and other assets	(148,465)	72,322
Accounts payable and accrued expenses	(354,830)	454,299
Other current liabilities	1,234,143	-
Operating lease liability	(19,107)	-
Customer deposits	800,064	-
Warrant liability	(57,100)	-
Uncertain tax position and deferred taxes	(572,398)	(746,100)
Due to related parties	5,232	(7,288)
Net cash used in operating activities	(954,532)	(1,075,882)

INVESTING ACTIVITIES
Acquisition of Goedeker, net of cash acquired	1,135,368	-
Proceeds from the sale of property and equipment	39,750	202,025
Purchase of equipment	(17,076)	(2,000)
Net cash provided by investing activities	1,158,042	200,025

FINANCING ACTIVITIES
Proceeds of short-term borrowings	822,461	-
Proceeds from notes payable	27,000	3,781,908
Repayment of notes payable	(399,287)	(93,767)
Note payable – related party	(246,207)	117,000
Repayment of lines of credit	(180,865)	(675,000)
Repayment of financing leases	(363,444)	(2,218,500)
Financing costs and early extinguishment of debt	-	(528,223)
Net cash provided by (used in) financing activities	(340,342)	383,418

NET CHANGE IN CASH	(136,832)	(492,439)

CASH
Beginning of period	333,880	501,422
End of period	$197,048	$8,983

The accompanying notes are an integral part of these consolidated financial statements

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

NOTE 1—ORGANIZATION AND NATURE OF BUSINESS

1847 Holdings LLC (the “Company”) was formed under the laws of the State of Delaware on January 22, 2013. The Company is in the business of acquiring small businesses in a variety of different industries.

On March 3, 2017, the Company’s wholly-owned subsidiary 1847 Neese Inc., a Delaware corporation (“1847 Neese”), entered into a stock purchase agreement with Neese, Inc., an Iowa corporation (“Neese”), and Alan Neese and Katherine Neese, pursuant to which 1847 Neese acquired all of the issued and outstanding capital stock of Neese. As a result of this transaction, the Company owns 55% of 1847 Neese, with the remaining 45% held by the sellers.

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

On January 18, 2019, Goedeker entered into an asset purchase agreement with Goedeker Television and Steve Goedeker and Mike Goedeker, pursuant to which, on April 5, 2019, Goedeker acquired substantially all of the assets of Goedeker Television used in its retail appliance and furniture business (see Note 9). As a result of this transaction, the Company owns 70% of 1847 Holdco, with the remaining 30% held by third-parties. (See Note 17).

The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries, 1847 Neese, Neese, 1847 Holdco and Goedeker. All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared without audit in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and are presented in US dollars.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

Segment Reporting

The Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 280, Segment Reporting, requires that an enterprise report selected information about reportable segments in its financial reports issued to its stockholders. Beginning with the second quarter of 2019, the Company changed its operating and reportable segments from one segment to two segments: the Land Management Segment, which is operated by Neese, and the Retail and Appliances Segment, which is operated by Goedeker.

The Land Management Segment will be responsible for the activities that provide professional services on waste disposal and land application services based in Grand Junction, Iowa.

The Retail and Appliances Segment will be responsible for the activities in e-commerce destination for home furnishings, including appliances, furniture, bath and kitchen fixtures, décor, lighting and home goods based in St. Louis, Missouri.

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

Reclassifications

Certain Statements of Operations reclassifications have been made in the presentation of the Company’s prior financial statements and accompanying notes to conform to the presentation as of and for the three and nine months ended September 30, 2019. The Company reclassified certain operating expense accounts in the Consolidated Statement of Operations. The reclassification had no impact on financial position, net income, or shareholder’s equity.

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

Land Management Segment

Neese’s payment terms are due on demand from acceptance of delivery. Neese does not incur incremental costs obtaining purchase orders from customers, however, if Neese did, because all of Neese’s contracts are less than a year in duration, any contract costs incurred would be expensed rather than capitalized.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

If Neese continued to apply legacy revenue recognition guidance for the three and nine months ended September 30, 2019, revenues, gross margin, and net loss would not have changed.

Substantially all of Neese’s sales are to businesses, including farmers or municipalities and very little to individuals.

Disaggregated Revenue ‒ Neese disaggregates revenue from contracts with customers by contract type, as it believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Neese’s revenue by contract type is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Trucking	$383,709	$568,004	$1,267,550	$1,580,032
Waste hauling and pumping	40,781	45,349	417,138	296,891
Repairs	181,129	163,618	309,330	429,348
Other	136,422	106,489	299,747	236,816
Total services	742,041	883,460	2,293,765	2,543,087
Sales of parts and equipment	670,221	583,054	1,523,031	1,155,668
Total revenue	$1,412,262	$1,466,514	$3,816,796	$3,698,755

Performance Obligations ‒ Performance obligations for the different types of services are discussed below:

●	Trucking ‒ Revenues for time and material contracts are recognized when the merchandise or commodity is delivered to the destination specified in the agreement with the customer.

●	Waste Hauling and pumping ‒ Revenues for waste hauling and pumping is recognized when the hauling, pumping, and spreading are complete.

●	Repairs ‒ Revenues for repairs are recognized upon completion of equipment serviced.

●	Sales of parts and equipment ‒ Revenues for the sale of parts and equipment are recognized upon the transfer and acceptance by the customer.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

Accounts Receivable, Net ‒ Accounts receivable, net, are amounts due from customers where there is an unconditional right to consideration. Unbilled receivables of $0 and $139,766 are included in this balance at September 30, 2019 and December 31, 2018, respectively. The payment of consideration related to these unbilled receivables is subject only to the passage of time.

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

Neese determined that an allowance for loss of $29,001 was required at September 30, 2019 and December 31, 2018.

Retail and Appliances Segment

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

If Goedeker continued to apply legacy revenue recognition guidance for the three and nine months ended September 30, 2019, revenues, gross margin, and net loss would not have changed.

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

Goedeker’s revenue by sales type is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Appliance sales	$10,086,489	$-	$18,535,801	$-
Furniture sales	1,398,843	-	2,969,390	-
Other sales	646,771	-	1,242,962	-
Total revenue	$12,132,103	$-	$22,748,153	$-

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

SEPTEMBER 30, 2019

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

Inventory

Inventory consists of finished products acquired for resale and is valued at the lower-of-cost-or-market with cost determined on a specific item basis for the Neese and of finished products acquired for resale and is valued at the low-of-cost-or-market with cost determined on a average item basis for Goedeker. The Company periodically evaluates the value of items in inventory and provides write-downs to inventory based on its estimate of market conditions. The Company estimated an obsolescence allowance of $99,546 at September 30, 2019 and December 31, 2018.

Property and Equipment

Property and equipment is stated at cost. Depreciation of furniture, vehicles and equipment is calculated using the straight-line method over the estimated useful lives as follows:

Useful Life (Years)
Building and Improvements	4
Machinery and Equipment	3-7
Tractors	3-7
Trucks and vehicles	3-6

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

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

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, Derivatives and Hedging, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts, and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At September 30, 2019, the Company classified a warrant issued in conjunction with a term loan as a derivative instrument. (see Note 11).

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. As the Company had a net loss for the three and nine months ended September 30, 2019, the following 895,565 potentially dilutive securities were excluded from diluted loss per share: 200,000 for outstanding warrants and 695,565 related to the convertible note payable and accrued interest. There are no such common share equivalents outstanding as of September 30, 2018.

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

The Company has generated losses since its inception and has relied on cash on hand, external bank lines of credit and the sale of a note to support cashflow from operations. As of and for the nine months ended September 30, 2019, the Company had a net loss attributable to 1847 Holdings shareholders of $1,978,241, negative working capital of $9,612,640 and net cash used in operations of $954,532. Management believes that based on relevant conditions and events that are known and reasonably knowable that its forecasts, for one year from the date of the filing of the consolidated financial statements in this Quarterly Report on Form 10-Q, indicate improved operations and the Company’s ability to continue operations as a going concern. The Company has contingency plans to reduce or defer expenses and cash outlays should operations not improve in the look forward period.

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

Recently Adopted

In February 2016, the FASB issued ASU 2016-02, Leases. This ASU is a comprehensive new leases standard that amends various aspects of existing guidance for leases and requires additional disclosures about leasing arrangements. It will require companies to recognize lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. The ASU is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years; and earlier adoption is permitted. In the financial statements in which the ASU is first applied, leases shall be measured and recognized at the beginning of the earliest comparative period presented with an adjustment to equity. Practical expedients are available for election as a package and if applied consistently to all leases. On January 1, 2019, the Company recognized $624,157 of financing lease assets and $624,157 of financing lease liabilities, including noncurrent financing lease liabilities of $559,972, as a result of adopting this standard. As part of its adoption, the Company elected the following practical expedients: the Company has not reassessed whether any expired or existing contracts are or contain leases, the Company has not reassessed lease classification for any expired or existing leases; the Company has not reassessed initial direct costs for any existing leases; and the Company has not separated lease and non-lease components. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements and related disclosures. The comparative periods have not been restated for the adoption of ASU 2016-02.

NOTE 3—BUSINESS SEGMENTS

Summarized financial information concerning the Company’s reportable segments is presented below:

	For the Nine Months Ended September 30, 2019				For the Nine Months Ended September 30, 2018
	Land Management Services	Retail & Appliances	Corporate Services	Total	Land Management Services	Retail & Appliances	Corporate Services	Total
Revenue
Services	$2,293,765	$-	$-	$2,293,765	$2,543,087	$-	$-	$2,543,087
Sales of parts and equipment	1,523,031	-	-	1,523,031	1,155,668	-	-	1,155,668
Furniture and appliances revenue	-	22,748,153	-	22,748,153	-	-	-	-
Total Revenue	3,816,796	22,748,153	-	26,564,949	3,698,755	-	-	3,698,755

Total cost of sales	1,369,440	18,886,115	-	20,255,556	1,034,786	-	-	1,034,786
Total operating expenses	4,104,427	4,765,211	119,458	8,989,096	4,249,254	-	256,679	4,505,933
Loss from operations	$(1,657,071)	$(903,173)	$(119,458)	$(2,679,703)	$(1,585,285)	$-	$(256,679)	$(1,841,964)

	For the Three Months Ended September 30, 2019				For the Three Months Ended September 30, 2018
	Land Management Services	Retail & Appliances	Corporate Services	Total	Land Management Services	Retail & Appliances		Corporate Services	Total
Revenue
Services	$742,041	$-	$-	$742,041	$883,460		$-	$-	$883,460
Sales of parts and equipment	670,221	-	-	670,221	583,054		-	-	583,054
Furniture and appliances revenue	-	12,132,103	-	12,132,103	-		-	-	-
Total Revenue	1,412,262	12,132,103	-	13,544,365	1,466,514		-	-	1,466,514

Total cost of sales	596,286	10,113,543	-	10,709,829	478,195		-	-	478,195
Total operating expenses	1,346,937	2,571,324	39,582	3,957,843	1,413,428		-	7,251	1,420,679
Loss from operations	$(530,961)	$(552,764)	$(39,582)	$(1,123,307)	$(425,109)	$		$(7,251)	$(432,360)

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

NOTE 4—RECEIVABLES

At September 30, 2019 and December 31, 2018, receivables consisted of the following:

	September 30, 2019	December 31, 2018
Credit card payments in process of settlement	$490,737	$-
Vendor rebates receivable	967,565	-
Trade receivables from customers	360,685	578,569
Total receivables	1,818,987	578,569
Allowance for doubtful accounts	(29,001)	(29,001)
Accounts receivable, net	$1,789,986	$549,568

Following is a summary of activity in the allowance for doubtful accounts:

	September 30, 2019	December 31, 2018
Balance at beginning of period	$29,001	$14,001
Provisions for losses	-	15,000
Accounts charged-off	-	-
Balance at end of period	$29,001	$29,001

NOTE 5—INVENTORIES

At September 30, 2019 and December 31, 2018, the inventory balances are composed of:

	September 30, 2019	December 31, 2018
Machinery and Equipment	$189,452	$427,551
Parts	155,252	159,685
Appliances	1,979,773	-
Furniture	303,845	-
Other	41,941	-
Subtotal	2,670,263	587,236
Allowance for inventory obsolescence	(99,546)	(99,546)
Inventories, net	$2,570,717	$487,690

Following is a summary of transactions in the allowance for inventory obsolescence:

	September 30, 2019	December 31, 2018
Balance at beginning of period	$99,546	$70,000
Provisions for obsolescence	-	48,000
Write-down in inventory value	-	(18,454)
Balance at end of period	$99,546	$99,546

Inventory and accounts receivable are pledged to secure a loan from Burnley, SBCC and Home State Bank described and defined in the notes below.

NOTE 6—DEPOSITS WITH VENDORS

Deposits with vendors represent cash on deposit with one vendor arising from accumulated rebates paid by the vendor. The deposits are used by the vendor to seek to secure the Company’s purchases. The deposit can be withdrawn at any time up to the amount of the Company’s credit line with the vendor. Alternatively, the Company could secure their credit line with a floor plan line from a lender and withdraw all its deposits. The Company has elected to leave the deposits with the vendor on which it earns interest income. In the acquisition of assets of Goedeker Television, Goedeker Television retained the vendor deposits.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

NOTE 7—PROPERTY AND EQUIPMENT

Property and equipment consist of the following at September 30, 2019 and December 31, 2018:

Classification	September 30, 2019	December 31, 2018
Buildings and improvements	$5,338	$5,338
Equipment and machinery	3,026,541	2,943,490
Tractors	2,834,888	2,834,888
Trucks and other vehicles	1,147,304	1,147,304
Leasehold improvements	117,626	-
Total	7,131,697	6,931,020
Less: Accumulated depreciation	(3,464,590)	(2,439,931)
Property and equipment, net	$3,667,107	$4,491,089

Depreciation expense for the nine months ended September 30, 2019 and 2018 was $1,032,143 and $1,054,233, respectively.

All property and equipment are pledged to secure loans from Burnley, SBCC and Home State Bank as described and defined in the notes below.

NOTE 8—INTANGIBLE ASSETS

The following provides a breakdown of identifiable intangible assets as of September 30, 2019 and December 31, 2018:

Customer Relationships	September 30, 2019	December 31, 2018
Identifiable intangible assets, gross	$34,000	$34,000
Accumulated amortization	(17,567)	(12,467)
Identifiable intangible assets, net	$16,433	$21,533

In connection with the acquisition of Neese, the Company identified intangible assets of $34,000 representing customer relationships. These assets are being amortized on a straight-line basis over their weighted average estimated useful life of 5 years and amortization expense amounted to $5,100 for the nine months ended September 30, 2019 and 2018, respectively.

As of September 30, 2019, the estimated annual amortization expense for each of the next four fiscal years is as follows:

2019 (remainder)	$1,700
2020	6,800
2021	6,800
2022	1,133
Total	$16,433

NOTE 9—ACQUISITION

On January 18, 2019, Goedeker entered into an asset purchase agreement with Goedeker Television and Steve Goedeker and Mike Goedeker (the “Stockholders”), pursuant to which Goedeker agreed to acquire substantially all of the assets of Goedeker Television used in its retail appliance and furniture business (the “Goedeker Business”).

On April 5, 2019, Goedeker, 1847 Holdco, and the Stockholders entered into an amendment to the asset purchase agreement and closing of the acquisition of substantially all of the assets of Goedeker Television used in the Goedeker Business was completed (the “Acquisition”).

The aggregate purchase price was $6,200,000 consisting of: (i) $1,500,000 in cash, subject to adjustment; (ii) the issuance of a promissory note in the principal amount of $4,100,000; and (iii) up to $600,000 in earn out payments (as described below). As additional consideration, 1847 Holdco agreed to issue to each of the Stockholders a number of shares of its common stock equal to a 11.25% non-dilutable interest (22.5% total) in all of the issued and outstanding stock of 1847 Holdco as of the closing date.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

The cash portion was decreased by the amount of outstanding indebtedness of Goedeker Television for borrowed money existing as of the closing. As a result, the cash portion was adjusted to $478,000. In addition, the cash portion of the purchase price is subject to a customary post-closing working capital adjustment provision with a target working capital of $(1,802,000) (negative amount).

Pursuant to the asset purchase agreement, the parties agreed to cooperate in determining a reasonable arrangement designed to provide Goedeker with the benefits under a digital marketing agreement between Goedeker Television and Power Digital Marketing. In consideration for Goedeker Television so cooperating, Goedeker agreed to pay to Goedeker Television a total of $20,000, which amount Goedeker Television will use to pay Power Digital Marketing for amounts due under the digital marketing agreement for services to be rendered during the months of April 2019 and May 2019. Goedeker Television also agreed to cause the digital marketing agreement to be terminated as of May 30, 2019 to ensure that Goedeker Television no longer has any obligations under the digital marketing agreement.

Goedeker Television is also entitled to receive the following earn out payments to the extent the Goedeker Business achieves the applicable EBITDA (as defined in the asset purchase agreement) targets:

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

The rights of Goedeker Television to receive any earn out payment are subordinate to the rights of Burnley and SBCC under separate subordination agreements that Goedeker Television entered into with them on April 5, 2019 in connection with the Acquisition (see Notes 10 and 11).

The provisional fair value of the purchase consideration issued to Goedeker Television was allocated to the net tangible assets acquired. The Company accounted for the Acquisition as the purchase of a business under GAAP under the acquisition method of accounting, and the assets and liabilities acquired were recorded as of the acquisition date, at their respective fair values and consolidated with those of the Company. The fair value of the net assets acquired was approximately $535,940. The excess of the aggregate fair value of the net tangible assets has been allocated to goodwill.

The Company is currently in the process of completing the preliminary purchase price allocation as an acquisition of certain assets. The final purchase price allocation for Goedeker will be included in the Company’s financial statements in future periods. The table below shows preliminary analysis for the Goedeker asset purchase:

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

Provisional Purchase Consideration at preliminary fair value:
Note payable, net of $215,500 of capitalized financing costs	$4,484,500
Financing of acquisition through notes payable, common stock and warrants (see Note 19)	2,583,000
Amount of consideration	$7,067,500

Assets acquired and liabilities assumed at preliminary fair value
Cash	$1,135,368
Accounts receivable	792,173
Inventories	2,516,128
Working capital adjustment receivable and other assets	554,636
Property and equipment	206,612
Accounts payable and accrued expenses	(2,472,568)
Customer deposits	(2,196,409)
Other liabilities	-
Net tangible assets acquired	$535,940

Total net assets acquired	$535,940
Consideration paid	7,067,500
Preliminary goodwill	$6,531,560

The following presents the pro-forma combined results of operations of the Company as if the Acquisition was completed on January 1, 2018 (before non-controlling interest).

	For the Nine Months Ended September 30,
	2019	2018
Revenues, net	$39,511,848	$46,582,000
Net income (loss) allocable to common shareholders	$(2,423,507)	$544,000
Net loss per share	$(0.77)	$0.17
Weighted average number of shares outstanding	3,165,625	3,165,625

The unaudited pro-forma results of operations are presented for information purposes only. The unaudited pro-forma results of operations are not intended to present actual results that would have been attained had the Acquisition been completed as of January 1, 2018 or to project potential operating results as of any future date or for any future periods. The revenue and net loss before non-controlling interest of Goedeker since April 5, 2019 acquisition date through September 30, 2019 included in the consolidated income statement amounted to approximately $22,748,000 and $1,548,000, respectively.

The estimated useful life remaining on the property and equipment acquired is 4 to 5 years.

NOTE 10—LINES OF CREDIT

Burnley Capital LLC

On April 5, 2019, Goedeker, as borrower, and 1847 Holdco entered into a loan and security agreement with Burnley Capital LLC (“Burnley”) for revolving loans in an aggregate principal amount that will not exceed the lesser of (i) the borrowing base or (ii) $1,500,000 (provided that such amount may be increased to $3,000,000 in Burnley’s sole discretion) minus reserves established Burnley at any time in accordance with the loan and security agreement. The “borrowing base” means an amount equal to the sum of the following: (i) the product of 85% multiplied by the liquidation value of Goedeker’s inventory (net of all liquidation costs) identified in the most recent inventory appraisal by an appraiser acceptable to Burnley (ii) multiplied by Goedeker’s eligible inventory (as defined in the loan and security agreement), valued at the lower of cost or market value, determined on a first-in-first-out basis. In connection with the closing of the Acquisition on April 5, 2019, Goedeker borrowed $744,000 under the loan and security agreement and issued a revolving note to Burnley in the principal amount of up to $1,500,000. The balance of the line of credit amounts to $576,962 as of September 30, 2019, comprised of principal of $675,295 and net of unamortized debt discount of $98,333.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

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

Under the loan and security agreement, Goedeker is required to pay a number of fees to Burnley, including the following:

●	a commitment fee during the period from closing to the earlier of the maturity date or termination of Burnley’s commitment to make loans under the loan and security agreement, which shall accrue at the rate of 0.50% per annum on the average daily difference of the total loan amount then in effect minus the sum of the outstanding principal balance of the revolving note, which such accrued commitment fees are due and payable in arrears on the first day of each calendar month and on the date on which Burnley’s commitment to make loans under the loan and security agreement terminates, commencing on the first such date to occur after the closing date;

●	an annual loan facility fee equal to 0.75% of the revolving commitment (i.e., the maximum amount that Goedeker may borrow under the revolving loan), which is fully earned on the closing date for the term of the loan (including any extension) but shall be due and payable on each anniversary of the closing date;

●	a monthly collateral management fee for monitoring and servicing the revolving loan equal to $1,700 per month for the term of revolving note, which is fully earned and non-refundable as of the date of the loan and security agreement, but shall be payable monthly in arrears on the first day of each calendar month; provided that payment of the collateral management fee may be made, at the discretion of Burnley, by application of advances under the revolving loan or directly by Goedeker; and

●	if the revolving loan is terminated for any reason, including by Burnley following an event of default, then Goedeker shall pay, as liquidated damages and compensation for the costs of being prepared to make funds available, an amount equal to the applicable percentage multiplied by the revolving commitment (i.e., the maximum amount that Goedeker may borrow under the revolving loan), wherein the term applicable percentage means (i) 3%, in the case of a termination on or prior to the first anniversary of the closing date, (ii) 2%, in the case of a termination after the first anniversary of the closing date but on or prior to the second anniversary thereof, and (iii) 0.5%, in the case of a termination after the second anniversary of the closing date but on or prior to the maturity date.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

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

The rights of Burnley to receive payments under the revolving note are subordinate to the rights of Northpoint (as defined below) under a subordination agreement that Burnley entered into with Northpoint.

At September 30, 2019, Goedeker did not meet certain loan covenants under the loan and security agreement. The agreement requires compliance with the following ratios as a percentage of earnings before interest, taxes, depreciation, and amortization for the twelve-month period ended September 30, 2019. The table below shows the required ratio and actual ratio for such period.

Covenant	Actual Ratio	Required Ratio
Total debt ratio	(9.6)x	4.50x
Senior debt ratio	(3.7)x	1.75x
Interest coverage ratio	(0.7)x	1.0x

In addition, Goedeker was not in compliance with a requirement with respect to the liquidity ratio, which is the ratio of cash and available borrowings to customer deposits. At September 30, 2019, the actual ratio was 0.24x compared to a requirement of 0.65x

The loan and security agreement with SBCC described below contains the same covenants and a cross default provision, whereby a default under the Burnley loan and security agreement triggers a default under the SBCC loan and security agreement. Accordingly, the Company is in technical, not payment default, on these loan and security agreements and has classified such debt as a current liability. The Company has developed plans that will return it to full compliance including a recently received proposal from a new asset-based lender.

There are no cross default provisions that would require any other long-term liabilities to be classified as current. Although the 9% subordinated promissory note described below contains a cross default provision that is triggered by the acceleration of the senior debt, such cross default provision would only be triggered for a technical default like the one that occurred if the senior lender accelerated the senior debt, which has not happened.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

Northpoint Commercial Finance LLC

On June 24, 2019, Goedeker, as borrower, entered into a loan and security agreement with Northpoint Commercial Finance LLC (“Northpoint”), which was amended on August 2, 2019, for revolving loans up to an aggregate maximum loan amount of $1,000,000 for the acquisition, financing or refinancing by Goedeker of inventory at an interest rate of LIBOR plus 7.99%. The balance of the line of credit amounts to $736,788 as of September 30, 2019.

Pursuant to the loan and security agreement, Goedeker shall pay the following fees to Northpoint: (i) an audit fee for each audit conducted as determined by Northpoint, equal to the out-of-pocket expense incurred by Northpoint plus any minimum audit fee established by Northpoint; (ii) a fee for any returned payments equal to the lesser of the maximum amount permitted by law or $50; (iii) a late fee for each payment not received by the 25th day of a calendar month, and each month thereafter until such payment is paid, equal to the greater of 5% of the amount past due or $25; (iv) a billing fee equal to $250 for any month for which Goedeker requests a paper billing statement; (v) a live check fee equal to $50 for each check that Goedeker sends to Northpoint for payment of obligations under the loan and security agreement; (vi) processing fees to be determined by Northpoint; and (vii) any additional fees that Northpoint may implement from time to time.

The loan and security agreement contains customary events of default, including in the event of (i) non-payment, (ii) a breach by Goedeker of any of its representations, warranties or covenants under the loan and security agreement or any other agreement entered into with Northpoint, or (iii) the bankruptcy or insolvency of Goedeker.  The loan and security agreement contains customary representations, warranties and affirmative and negative financial and other covenants for a loan of this type.

The Northpoint loans are secured by a security interest in all of the inventory of Goedeker that is manufactured or sold by vendors identified in the loan and security agreement. In connection with the loan and security agreement, on June 24, 2019, 1847 Holdco entered into a guaranty in favor of Northpoint, to guaranty the obligations of Goedeker under the loan and security agreement.

NOTE 11—TERM LOANS

SBCC

On April 5, 2019, Goedeker, as borrower, and 1847 Holdco entered into a loan and security agreement with Small Business Community Capital II, L.P. (“SBCC”) for a term loan in the principal amount of $1,500,000, pursuant to which Goedeker issued to SBCC a term note in the principal amount of up to $1,500,000 and a ten-year warrant to purchase shares of the most senior capital stock of Goedeker equal to 5.0% of the outstanding equity securities of Goedeker on a fully-diluted basis for an aggregate price equal to $100. The balance of the note amounts to $1,049,186 as of September 30, 2019, comprised of principal of $1,406,250 and net of unamortized debt discount of $155,750 and unamortized warrant feature of $201,314.

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

SEPTEMBER 30, 2019

(UNAUDITED)

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

The rights of SBCC to receive payments under the term note are subordinate to the rights of Northpoint and Burnley under separate subordination agreements that SBCC entered into with them.

As noted above, the Company is in technical, not payment default, on this loan and security agreement and has classified such debt as a current liability.

Home State Bank

On June 13, 2018, Neese entered into a term loan agreement with Home State Bank, pursuant to which Neese issued a promissory note to Home State Bank in the principal amount of $3,654,074 with an annual interest rate of 6.85% with covenants to maintain a minimum debt coverage ratio of 1.00 to 1.25 measured at December 31, 2019. Pursuant to the terms of the note, Neese will make semi-annual payments of $302,270 beginning on January 20, 2019 and continuing every six months thereafter until July 20, 2020, the maturity date; provided however, that Neese will pay the note in full immediately upon demand by Home State Bank. The balance of the note amounts to $3,361,499 as of September 30, 2019, comprised of principal of $3,376,757 and net of unamortized debt discount of $15,258.

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

If the Company sells property, plant, and equipment securing the loan, it must remit the appraised value of the equipment to Home State Bank. During the nine months ended September 30, 2019, $0 was remitted to Home State Bank pursuant to this requirement. During the three months ended, September 30, 2019, Home State Bank advanced $27,000 against the term loan to pay the annual liability insurance premium.

The Company adopted ASU 2015-03 by deducting $51,427 of net debt issuance costs from the term loan. Amortization of debt issuance costs totaled $16,210 for the three months ended September 30, 2019.

Following is a summary of payments due on the SBCC and Home State Bank terms loan for the succeeding five years:

Amount
2019 (remainder)	$187,500
2020	3,751,757
2021	375,000
2022	375,000
2023	93,750
Total payments	4,783,007
Less current portion of principal payments	4,783,007
Debt issuance costs, net	(372,322)
Long-term portion of principal payments	$-

NOTE 12—FLOOR PLAN LOANS PAYABLE

At September 30, 2019, $13,908 of machinery and equipment inventory was pledged to secure a floor plan loan from a commercial lender. The Company must remit proceeds from the sale of the secured inventory to the floor plan lender and pays a finance charge that can vary monthly at the option of the lender. The balance of the floor plan payable as of September 30, 2019 and December 31, 2018 amounted to $13,908 and $109,100, respectively.

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

The note carries an original issue discount of $64,286 to cover Leonite’s legal fees, accounting fees, due diligence fees and/or other transactional costs incurred in connection with the purchase of the note. Therefore, the purchase price of the note was $650,000. Furthermore, the Company issued 50,000 shares of common stock valued at $137,500 and a debt-discount related to the warrants valued at $292,673. The company amortized $211,088 of financing costs related to the shares and warrants in the nine months ended September 30, 2019. The remaining net balance of the note at September 30, 2019 is $456,228, comprised of principal of $714,286 and net of unamortized original issuance discount interest of $31,473 and financing costs of $76,250 and unamortized debt discount warrant feature of $150,335.

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

SEPTEMBER 30, 2019

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

SEPTEMBER 30, 2019

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

The rights of Leonite to receive payments under the note are subordinate to the rights of Northpoint, Burnley and SBCC under separate subordination agreements that Leonite entered into with them.

9% Subordinated Promissory Note

As noted above, a portion of the purchase price for the Acquisition was paid by the issuance by Goedeker to Steve Goedeker, as representative of Goedeker Television, of a 9% subordinated promissory note in the principal amount of $4,100,000. The note will accrue interest at 9% per annum, amortized on a five-year straight-line basis and payable quarterly in accordance with the amortization schedule attached thereto, and mature on April 5, 2023. Goedeker has the right to redeem all or any portion of the note at any time prior to the maturity date without premium or penalty of any kind. The note contains customary events of default, including in the event of (i) non-payment, (ii) a default by Goedeker of any of its covenants under the asset purchase agreement or any other agreement entered into in connection with the asset purchase agreement, or a breach of any of representations or warranties under such documents, or (iii) the bankruptcy of Goedeker. The note also contains a cross default provision which provides that if there occurs with respect to the revolving loan with Burnley or the term loan with SBCC (A) a default with respect to any payment obligation thereunder that entitles the holder thereof to declare such indebtedness to be due and payable prior to its stated maturity or (B) any other default thereunder that entitles, and has caused, the holder thereof to declare such indebtedness to be due and payable prior to maturity. Since the defaults under the loans with Burnley and SBCC are not payment defaults, they fall under clause (B) above and would require Burnley or SBCC to accelerate the payment of indebtedness under their notes (which they have not done) before the cross default provisions would result in a default under this note.

The rights of the holder to receive payments under the note are subordinate to the rights of Northpoint, Burnley and SBCC under separate subordination agreements that the holder entered into with them.

The remaining balance of the note at September 30, 2019 is $4,274,209, comprised of principal of $4,530,293 and net of unamortized debt discount of $256,084.

8% Vesting Promissory Note

A portion of the purchase price for the acquisition of Neese was paid by the issuance of a vesting promissory note in the principal amount of $1,875,000 (which was determined to have no fair value as of September 30, 2019 and December 31, 2018) by 1847 Neese and Neese to the sellers of Neese. Payment of the principal and accrued interest on the vesting promissory note is subject to vesting and a contingent consideration subject to fair market valuation adjustment at each reporting period. The vesting promissory note bears interest on the vested portion of the principal amount at the rate of eight percent (8%) per annum and is due and payable in full on June 30, 2020 (the “Maturity Date”). The principal of the vesting promissory note vests in accordance with the following formula:

●	Fiscal Year 2017: If Adjusted EBITDA for the fiscal year ending December 31, 2017, exceeds an Adjusted EBITDA target of $1,300,000 (the “Adjusted EBITDA Target”), then a portion of the principal amount of the vesting promissory note that is equal to sixty percent (60%) of such excess shall vest. Interest shall be payable on such vested portion of principal from January 1, 2017 through the Maturity Date. For the year ended December 31, 2017, Adjusted EBITDA was $788,958, below the threshold amount of $1,300,000, therefore no portion of the note vested in fiscal year 2017.

●	Fiscal Year 2018: If Adjusted EBITDA for the fiscal year ending December 31, 2018, exceeds the Adjusted EBITDA Target, then a portion of the principal amount of the vesting promissory note that is equal to sixty percent (60%) of such excess shall vest. Interest shall be payable on such vested portion of principal from January 1, 2018 through the Maturity Date. For the year ended December 31, 2018, Adjusted EBITDA was approximately $320,000, below the threshold amount of $1,300,000, therefore no portion of the note vested in fiscal year 2018.

●	Fiscal Year 2019: If Adjusted EBITDA for the fiscal year ending December 31, 2019, exceeds the Adjusted EBITDA Target, then a portion of the principal amount of the vesting promissory note that is equal to sixty percent (60%) of such excess shall vest. Interest shall be payable on such vested portion of principal from January 1, 2019 through the Maturity Date.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

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

If the Company sells equipment or inventory, it must remit to Utica the amount loaned against the equipment. Such payments are accumulated and applied to the balance at the end of the lease term. During the three months ended September 30, 2019, $116,067 of payments and $0 of lien release payments were remitted to Utica.

The assets and liabilities under the master lease agreement are recorded at the fair value of the assets at the time of acquisition.

The Company adopted ASU 2015-03 by deducting $28,070 of net debt issuance costs from the long-term portion of the financing lease. Amortization of debt issuance costs totaled $3,015 for the three months ended September 30, 2019.

At June 30, 2019, annual minimum future lease payments under this Master Lease Agreement are as follows:

Amount
2019 (remainder of year)	$141,875
2020	464,269
2021	464,269
2022	77,335
Total minimum lease payments	1,147,748
Less amount representing interest	240,504
Present value of minimum lease payments	907,244
Less current portion of minimum lease	(344,716)
Less debt issuance costs, net	(28,070)
Less payments to Utica for release of lien	(249,784)
Less lease deposits	(38,807)
End of lease buyout payments	117,413
Long-term present value of minimum lease payment	$363,280

The interest rate on the capitalized lease is approximately 15.5%.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

NOTE 15—OPERATING LEASE

On March 3, 2017, Neese entered into an agreement of lease with K&A Holdings, LLC, a limited liability company that is wholly-owned by officers of Neese. The agreement of lease is for a term of ten (10) years and provides for a base rent of $8,333 per month. In the event of late payment, interest shall accrue on the unpaid amount at the rate of eighteen percent (18%) per annum. The agreement of lease contains customary events of default, including if Neese shall fail to pay rent within five (5) days after the due date, or if Neese shall fail to perform any other terms, covenants or conditions under the agreement of lease, and other customary representations, warranties and covenants. Under terms of the term loan agreement with Home State Bank (Note 11), the Company may not pay salary or rent to such officers of Neese in excess of $100,000 per year beginning on the date of the term loan agreement, June 13, 2018. The Company is accruing monthly rent, but because of the limitation in the term loan, $183,333 of accrued rent is classified as a long-term accrued liability.

The amount accrued for amounts included in the measurement of operating lease liabilities was $25,000 for the three months ended September 30, 2019.

Supplemental balance sheet information related to leases was as follows:

September 30, 2019
Operating lease right-of-use lease asset	$624,157
Accumulated amortization	(43,928)
Net balance	$580,229

Lease liability, current portion	62,182
Lease liability, long term	518,047
Total operating lease liabilities	$580,229

Weighted Average Remaining Lease Term - operating leases	89 Months

Weighted Average Discount Rate - operating leases	6.85%

Maturities of the lease liability are as follows:

For the Years Ended
2019 (October to December)	$25,000
2020	100,000
2021	100,000
2022	100,000
2023	100,000
2024	100,000
Thereafter	216,667
Total lease payments	741,667
Less imputed interest	161,437
Maturities of lease liabilities	$580,230

Neese leased a piece of equipment on an operating lease. The lease originated in May 2014 for a five year term with annual payments of $11,830 with a final payment in July 2019.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

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

Supplemental balance sheet information related to leases was as follows:

September 30, 2019
Operating lease right-of-use lease asset	$2,300,000
Accumulated amortization	(197,935)
Net balance	$2,102,065

Lease liability, current portion	373,860
Lease liability, long term	1,728,205
Total operating lease liabilities	$2,102,065

Weighted Average Remaining Lease Term - operating leases	54 Months

Weighted Average Discount Rate - operating leases	6.5%

Maturities of the lease liability are as follows:

For the Years Ended
2019 (October to December)	$135,000
2020	540,000
2021	540,000
2022	540,000
2023	540,000
2024	135,000
Total lease payments	2,430,000
Less imputed interest	(327,935)
Maturities of lease liabilities	$2,102,065

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

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

The services provided by the Manager include: conducting general and administrative supervision and oversight of 1847 Neese’s day-to-day business and operations, including, but not limited to, recruiting and hiring of personnel, administration of personnel and personnel benefits, development of administrative policies and procedures, establishment and management of banking services, managing and arranging for the maintaining of liability insurance, arranging for equipment rental, maintenance of all necessary permits and licenses, acquisition of any additional licenses and permits that become necessary, participation in risk management policies and procedures; and overseeing and consulting with respect to 1847 Neese’s business and operational strategies, the implementation of such strategies and the evaluation of such strategies, including, but not limited to, strategies with respect to capital expenditure and expansion programs, acquisitions or dispositions and product or service lines. The Company expensed $187,500 in management fees for the nine months ended September 30, 2019 and 2018, respectively.

Under terms of the term loan from Home State Bank, no fees may be paid to the Manager without permission of the bank, which the Manager does not expect to be granted within the forthcoming year. Accordingly, $563,309 due the Manager is classified as a long-term accrued liability.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

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

Notwithstanding the foregoing, payment of the management fee is subordinated to the payment of interest on the 9% subordinated promissory note (see Note 13), such that no payment of the management fee may be made if Goedeker is in default under the note with regard to interest payments and, for the avoidance of doubt, such payment of the management fee will be contingent on Goedeker being in good standing on all associated loan covenants. In addition, during the period that that any amounts are owed under the 9% subordinated promissory note or the earn out payments, the annual management fee shall be capped at $250,000.

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

Advances

From time to time, the Company has received advances from its chief executive officer to meet short-term working capital needs. As of September 30, 2019 and December 31, 2018, a total of $179,565 advances from related parties are outstanding. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

As of September 30, 2019 and December 31, 2018, the Manager has funded the Company $60,732 and $55,500 in related party advances, respectively. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

Grid Promissory Note

On January 3, 2018, the Company issued a grid promissory note to the Manager in the initial principal amount of $50,000. The note provides that the Company may from time to time request additional advances from the Manager up to an aggregate additional amount of $100,000, which will be added to the note if the Manager, in its sole discretion, so provides. Interest shall accrue on the unpaid portion of the principal amount and the unpaid portion of all advances outstanding at a fixed rate of 8% per annum, and along with the outstanding portion of the principal amount and the outstanding portion of all advances, shall be payable in one lump sum due on the maturity date, which is the first anniversary of the date of the note. The maturity date of the grid promissory note was extended until January 3, 2021. If all or a portion of the principal amount or any advance under the note, or any interest payable thereon is not paid when due (whether at the stated maturity, by acceleration or otherwise), such overdue amount shall bear interest at a rate of 12% per annum. In the event the Company completes a financing involving at least $500,000, the Company must, contemporaneously with the closing of such financing transaction, repay the entire outstanding principal and accrued and unpaid interest on the note. The note is unsecured and contains customary events of default. As of September 30, 2019 and December 31, 2018, the Manager has advanced $117,000 of the promissory note and the Company has accrued interest of $14,647 and $7,549, respectively.

Building Lease

On March 3, 2017, Neese entered into an agreement of lease with K&A Holdings, LLC, a limited liability company that is wholly-owned by officers of Neese. See Note 15 for details regarding this lease.

NOTE 17—SHAREHOLDERS’ DEFICIT

Allocation Shares

As of September 30, 2019 and December 31, 2018, the Company had authorized and outstanding 1,000 allocation shares. These allocation shares do not entitle the holder thereof to vote on any matter relating to the Company other than in connection with amendments to the Company’s operating agreement and in connection with certain other corporate transactions as specified in the operating agreement.

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

Common Shares

The Company is authorized to issue 500,000,000 common shares as of September 30, 2019 and December 31, 2018. As of September 30, 2019 and December 31, 2018, the Company had 3,165,625 and 3,115,625 common shares issued and outstanding, respectively. The common shares entitle the holder thereof to one vote per share on all matters coming before the shareholders of the Company for a vote.

On April 5, 2019, the Company, issued 50,000 common shares to Leonite pursuant to the securities purchase agreement (see Note 13).

The Company did not issue any shares in the nine months ended September 30, 2018.

Warrants

On April 5, 2019, the Company issued a warrant to purchase 200,000 common shares to Leonite pursuant to the securities purchase agreement (see Note 13). The warrant has a term of five years, an exercise price of $1.25 per share (subject to adjustment), and may be exercised on a cashless basis.

Accordingly, a portion of the proceeds was allocated to the warrant based on its relative fair value using the Black Scholes option-pricing model. The assumptions used in the Black-Scholes model are as follows: (i) dividend yield of 0%; (ii) expected volatility of 140.3%, (iii) weighted average risk-free interest rate of 2.31%, (iv) expected life of five years, and (v) estimated fair value of the common shares of $2.75 per share.

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

Noncontrolling Interests

The Company owns 55.0% of 1847 Neese and 70% of 1847 Holdco.  For financial interests in which the Company owns a controlling financial interest, the Company applies the provisions of ASC 810, which are applicable to reporting the equity and net income or loss attributable to noncontrolling interests. The results of 1847 Neese and 1847 Holdco are included in the consolidated statement of income. The net loss attributable to the 45% non-controlling interest of 1847 Neese amounted to $628,210 and $624,448 for the nine months ended September 30, 2019 and 2018, respectively. The net loss attributable to the 30% non-controlling interest of 1847 Holdco amounted to $464,518 for the period from April 5, 2019 (acquisition) to September 30, 2019.

NOTE 18—COMMITMENTS AND CONTINGENCIES

Corporate Office

An office space has been leased on a month-by-month basis.

The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

NOTE 19—SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the nine months ended September 30, 2019 and 2018 were as follows:

	For the Nine Months Ended September 30,
	2019	2018
Interest paid	$815,021	$413,018
Income tax paid	-	-

Business Combinations:
Current Assets	$3,308,301	$-
Property and equipment	206,612	-
Working capital adjustment receivable	554,636	-
Assumed liabilities	(4,668,977)	-
Goodwill	6,531,560	-
Cash acquired in acquisition of Goedeker	1,135,368	-
Financing:
Term Loan	1,500,000	-
Debt discount financing costs	(178,000)	-
Warrant feature upon issuance of term loan	(229,244)	-
Term loan, net	1,092,756	-

Line of Credit	754,682	-
Debt discount on line of credit	(128,682)	-
Issuance of common shares on promissory note	(137,500)	-
Line of Credit, net	488,500	-

Promissory Note	714,286	-
Promissory Note original issue and debt discount	(79,286)	-
Warrants issued in conjunction with notes payable	(292,673)	-
Promissory Note, net	342,327	-

9% Subordinated Promissory Note	4,700,000	-
Debt discount financing costs	(215,500)	-
9% Subordinated Promissory Note, net	4,484,500	-

Warrant liability	229,244	-
Additional Paid in Capital – common shares and warrants issued	$430,173	$-

Operating lease, ROU assets and liabilities	$3,325,558	$-

NOTE 20—SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10), the Company has analyzed its operations subsequent to September 30, 2019 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Special Note Regarding Forward Looking Statements

Certain information contained in this report includes forward-looking statements. The statements herein which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to our company and our management and our interpretation of what is believed to be significant factors affecting the businesses, including many assumptions regarding future events. The following factors, among others, may affect our forward-looking statements:

●	our ability to successfully identify and acquire additional businesses, and to operate such businesses that we may acquire in the future and to effectively integrate and improve such businesses;

●	our organizational structure, which may limit our ability to meet our dividend and distribution policy;

●	our ability to service and comply with the terms of indebtedness that we expect to incur in the future;

●	our cash flow available for distribution and our ability to make monthly distributions in the future to our common shareholders;

●	our ability to pay the management fee, profit allocation and put price to our manager, 1847 Partners LLC, when due;

●	labor disputes, strikes or other employee disputes or grievances;

●	our ability to implement our acquisition and management strategies;

●	the regulatory environment in which our businesses may operate under;

●	trends in the industries in which our businesses may operate;

●	the competitive environment in which our businesses will operate;

●	changes in general economic or business conditions or economic or demographic trends in the United States including changes in interest rates and inflation;

●	our company’s and our manager’s ability to retain or replace qualified employees of our future businesses and our manager;

●	casualties, condemnation or catastrophic failures with respect to any of our business’ or future business’ facilities;

●	costs and effects of legal and administrative proceedings, settlements, investigations and claims; and

●	extraordinary or force majeure events affecting the business or operations of our future businesses.

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. Actual results, performance, liquidity, financial condition, prospects and opportunities could differ materially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” included in our Offering Statement on Form 1-A, as amended (File No. 024-11064), and matters described in this report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will in fact occur.

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

In April 2019, we acquired substantially all of the assets of Goedeker Television Co., or Goedeker Television, through our subsidiary 1847 Goedeker Inc., or Goedeker, which now operates the prior business of Goedeker Television, a Missouri corporation founded in 1951. Headquartered in St. Louis, Missouri, Goedeker is a one-stop e-commerce destination for home furnishings, including appliances, furniture, bath and kitchen fixtures, décor, lighting and home goods.

Through our structure, we plan to offer investors an opportunity to participate in the ownership and growth of a portfolio of businesses that traditionally have been owned and managed by private equity firms, private individuals or families, financial institutions or large conglomerates. We believe that our management and acquisition strategies will allow us to achieve our goals to begin making and growing regular monthly distributions to our common shareholders and increasing common shareholder value over time.

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

Notwithstanding the foregoing, under terms of the term loan from Home State Bank described below, no fees may be paid to our manager without permission of the bank, which our manager does not expect to be granted within the forthcoming year. Accordingly, $388,308 due our manager is classified as a long-term accrued liability as of September 30, 2019.

In addition, payment of the management fee to Goedeker is subordinated to the payment of interest on the 9% subordinated promissory note described below, such that no payment of the management fee may be made if Goedeker is in default under the note with regard to interest payments and, for the avoidance of doubt, such payment of the management fee will be contingent on Goedeker being in good standing on all associated loan covenants. In addition, during the period that that any amounts are owed under the 9% subordinated promissory note or the earn out payments to Goedeker Television described below, the annual management fee shall be capped at $250,000.

The rights of our manager to receive payments are also subordinate to the rights of Burnley and SBCC (each as defined below) under separate subordination agreements that our manager entered into with Burnley and SBCC on April 5, 2019.

Segments

We have two reportable segments: land management services and retail and appliances. Additionally, unallocated shared-service costs, which include various corporate level expenses and other governance functions, are presented as corporate services.

The land management services segment, operated by Neese, is comprised of an established business specializing in providing a wide range of land application services and selling equipment and parts, primarily to the agricultural industry in Iowa, but also to the construction and lawn and garden industries. The land management services segment is composed of waste disposal and a variety of agricultural services, wholesaling of agricultural equipment and parts, local trucking services, various shop services, and other products and services.

The retail and appliances segment, operated by Goedeker, is comprised of retail store and an e-commerce destination for home furnishings, including appliances, furniture, bath and kitchen fixtures, décor, lighting and home goods based in St. Louis, Missouri.

Emerging Growth Company

We qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

●	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

●	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

●	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

●	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.

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

We will remain an “emerging growth company” until December 31, 2019.

Results of Operations

Comparison of Three Months Ended September 30, 2019 and 2018

The following table sets forth key components of our results of operations during the three months ended September 30, 2019 and 2018, both in dollars and as a percentage of our revenue.

	September 30, 2019		September 30, 2018
	Amount	% of Revenue	Amount	% of Revenue
Revenue
Services	$742,041	5.5	$883,460	60.2
Sales of parts and equipment	670,221	4.9	583,054	39.8
Furniture and appliances	12,132,103	89.6	-	-
Total revenue	13,544,365	100.00	1,466,514	100.0
Operating expenses
Cost of sales	10,709,830	79.1	478,195	32.6
Personnel costs	1,501,428	11.1	513,912	35.0
Depreciation and amortization	349,157	2.6	346,333	23.6
Fuel	143,658	1.1	279,755	19.1
General and administrative	1,963,599	14.4	280,679	19.1
Total operating expenses	14,667,672	108.3	1,898,874	129.4
Net loss from operations	(1,123,307)	(8.3)	(432,360)	(29.4)
Other income (expense)
Financing costs and loss on early extinguishment of debt	(173,145)	(1.3)	(8,268)	(0.6)
Interest expense	(338,520)	(2.4)	(140,351)	(9.6)
Change in warrant liability	54,500	0.4	-	-
Other income (expense)	4,740	-	-	-
Gain (loss) on sale of fixed assets	-	-	-	-
Total other income (expense)	(452,425)	(3.3)	(148,619)	(10.2)
Net loss before income taxes	(1,575,732)	(11.6)	(580,979)	(39.6)
Income tax expense (benefit)	(395,763)	(2.9)	154,600	10.5
Net loss before non-controlling interests	(1,179,969)	(8.7)	(426,379)	(29.2)
Less net loss attributable to non-controlling interests	(395,258)	(2.9)	(173,217)	(11.8)
Net loss attributable to company shareholders	$(784,711)	(5.8)	$(253,162)	(17.4)

Total revenue. Our total revenue was $13,544,365 for the three months ended September 30, 2019, including $12,132,103 from our new retail and appliances segment, as compared to $1,466,514 for the three months ended September 30, 2018.

The land management services segment generates revenue through the provision of waste disposal and a variety of land application services, wholesaling of agricultural equipment and parts, local trucking services, various shop services, and other products and services. Revenue from the land management segment decreased by $54,252 or 3.7%, to $1,412,262 for the three months ended September 30, 2019 from $1,466,514 for the three months ended September 30, 2018. Such decrease resulted from a $141,419 decrease in services revenue, offset by a $87,167 increase in sales of parts and equipment. The decrease in services revenue was primarily due to a $184,295 decline in trucking revenue primarily attributable to decline in revenue from one customer in 2019 compared to 2018.

The retail and appliances segment generates revenue through the sales of home furnishings, including appliances, furniture, bath and kitchen fixtures, décor, lighting and home goods.

Cost of sales. Cost of sales for the land management services segment consist of the direct costs of our equipment and parts. Cost of sales for the retail and appliances segment consist of the cost of purchased merchandise plus the cost of delivering merchandise and where applicable installation, net of promotional rebates and other incentives received from vendors. Our total cost of sales was $10,709,830 for the three months ended September 30, 2019, including $10,113,543 from our new retail and appliances segment, as compared to $478,195 for the three months ended September 30, 2018.

Cost of sales for the land management services segment increased by $118,091 or 24.7%, to $596,286 for the three months ended September 30, 2019 from $478,195 for the three months ended September 30, 2018. The increase in cost of sales is attributable to the increase in sales of parts and equipment and an increase in the gross profit percentage.

Personnel costs. Personnel costs include employee salaries and bonuses plus related payroll taxes. It also includes health insurance premiums, 401(k) contributions, and training costs. Our personnel costs were $1,501,428 for the three months ended September 30, 2019, including $980,620 from our new retail and appliances segment, as compared to $513,912 for the three months ended September 30, 2018.

Personnel costs for the land management services segment increased by $6,895, or 1.3%, to $520,807 for the three months ended September 30, 2019 from $513,912 for the three months ended September 30, 2018.

Fuel costs. Fuel costs, which are attributable to our land management services segment, include fuel for our on-road trucking and off-road manure spreading services. Our fuel costs decreased by $83,080, or 36.6%, to $143,658 for the three months ended September 30, 2019 from $226,738 for the three months ended September 30, 2018. The decrease in fuel is the result of a slight decline in market prices for fuel and the timing of fuel purchases and the decline in trucking revenue.

General and administrative expenses. Our general and administrative expenses consist primarily of professional advisor fees, bad debts reserve, rent expense, advertising, bank fees, and other expenses incurred in connection with general operations. Our total general and administrative expenses increased by $1,629,903, or 488.4%, to $1,963,599 for the three months ended September 30, 2019, including $1,579,659 from our new retail and appliances segment, from $333,696 for the three months ended September 30, 2018. As a percentage of revenue, general and administrative expenses were 14.5% and 22.7% for the three months ended September 30, 2019 and 2018, respectively.

General and administrative expenses for the land management services segment increased by $50,243 or 17.1%, to $344,358 for the three months ended September 30, 2019 from $294,115 for the three months ended September 30, 2018. The primary changes were decreases in professional fees of $6,647 offset by an increase general and administrative of $9,677 and in equipment repairs of $47,213. As a percentage of land management services revenue, general and administrative expenses for the land management services amounted to 24.3% and 20.1% for the three months ended September 30, 2019 and 2018, respectively.

General and administrative expenses for our holding company amounted to $39,582 for the three months ended September 30, 2019 and 2018.

Total other income (expense). We had $452,425 in total other expense, net, for the three months ended September 30, 2019, as compared to other expense, net, of $148,619 for the three months ended September 30, 2018. Other expense in the three months ended September 30, 2019 consisted of financing costs of $173,145, interest expense of $338,520, and other income of $59,240, while other expense for the three months ended September 30, 2018 consisted of financing costs of $8,268 and interest expense of $140,351.

Net loss attributable to company shareholders. As a result of the cumulative effect of the factors described above, our net loss attributable to our shareholders increased by $531,549, or 210.0%, to $784,711 for the three months ended September 30, 2019 from $253,162 for the three months ended September 30, 2018.

Comparison of Nine Months Ended September 30, 2019 and September 30, 2018

The following table sets forth key components of our results of operations during the nine months ended September 30, 2019 and 2018, both in dollars and as a percentage of our revenue.

	September 30, 2019		September 30, 2018
	Amount	% of Revenue	Amount	% of Revenue
Revenue
Services	$2,293,765	8.6	$2,543,087	68.8
Sales of parts and equipment	1,523,031	5.7	1,155,668	31.2
Furniture and appliances	22,748,153	85.7	-	-
Total revenue	26,564,949	100.0	3,698,755	100.00
Operating expenses
Cost of sales	20,255,556	76.2	1,034,786	28.0
Personnel costs	3,397,661	12.8	1,498,923	40.5
Depreciation and amortization	1,037,243	3.9	1,054,233	28.5
Fuel	503,923	1.9	605,581	16.4
General and administrative	4,050,269	15.2	1,347,196	36.4
Total operating expenses	29,244,652	110.1	5,540,719	149.8
Net loss from operations	(2,679,703)	(10.1)	(1,841,964)	(49.8)
Other income (expense)
Financing costs and loss on early extinguishment of debt	(348,651)	(1.3)	(528,223)	(14.3)
Write-off of contingent consideration	-	-	395,634	10.7
Interest expense	(789,380)	(2.9)	(411,880)	(11.1)
Change in warrant liability	57,100	0.2	-	-
Other income (expense)	9,829	-	-	-
Gain (loss) on sale of fixed assets	24,224	0.1	(4,008)	(0.1)
Total other income (expense)	(1,046,878)	(3.9)	(548,477)	(14.8)
Net loss before income taxes	(3,726,581)	(14.0)	(2,390,441)	(64.6)
Income tax expense (benefit)	(655,613)	(2.5)	(746,100)	(20.2)
Net loss before non-controlling interests	(3,070,968)	(11.5)	(1,644,341)	(44.4)
Less net loss attributable to non-controlling interests	(1,092,727)	(4.1)	(624,448)	(16.9)
Net loss attributable to company shareholders	$(1,978,241)	(7.4)	$(1,019,893)	(27.5)

Total revenue. Our total revenue was $26,564,949 for the nine months ended September 30, 2019, including $22,748,153 from our new retail and appliances segment from the date of acquisition on April 5, 2019 to September 30, 2019, as compared to $3,698,755 for the nine months ended September 30, 2018.

Revenue from the land management segment increased by $118,041, or 3.2%, to $3,816,796 for the nine months ended September 30, 2019 from $3,698,755 for the nine months ended September 30, 2018. Such increase resulted from an $367,363 increase in sales of parts and equipment, offset by a $249,322 decrease in services revenue. The decrease in services revenue was primarily due to a decline in trucking revenue of $317,657 primarily attributable to the loss of revenue from one customer.

Cost of sales. Our total cost of sales was $20,255,556 for the nine months ended September 30, 2019, including $18,886,116 from our new retail and appliances segment from the date of acquisition on April 5, 2019 to September 30, 2019, as compared to $1,034,786 for the nine months ended September 30, 2018.

Cost of sales for the land management services segment increased by $334,654, or 32.3%, to $1,369,440 for the nine months ended September 30, 2019 from $1,034,786 for the nine months ended September 30, 2018. The increase in cost of sales is attributable to the increase in sales of parts and equipment and an increase in the gross profit percentage.

Personnel costs. Our total personnel costs were $3,397,661 for the nine months ended September 30, 2019, including $1,873,628 from our new retail and appliances segment from the date of acquisition on April 5, 2019 to September 30, 2019, as compared to $1,498,923 for the nine months ended September 30, 2018.

Personnel costs for the land management services segment increased by $25,110, or 1.7%, to $1,524,033 for the nine months ended September 30, 2019 from $1,498,923 for the nine months ended September 30, 2018.

Fuel costs. Our fuel costs, which are attributable to the land management services segment, decreased by $101,658, or 16.8%, to $503,923 for the nine months ended September 30, 2019 from $605,581 for the nine months ended September 30, 2018. The decrease in fuel is the result of a slight decline in market prices for fuel and the timing of fuel purchases, as well as the decline in trucking revenue.

General and administrative expenses. Our total general and administrative expenses increased by $2,703,073, or 200.6%, to $4,050,269 for the nine months ended September 30, 2019, including $2,869,491 from our new retail and appliances segment from the date of acquisition on April 5, 2019 to September 30, 2019, from $1,347,196 for the nine months ended September 30, 2018. As a percentage of revenue, general and administrative expenses were 15.2% and 36.4% for the nine months ended September 30, 2019 and 2018, respectively.

General and administrative expenses for the land management services segment decreased by $34,015, or 3.1%, to $1,061,319 for the nine months ended September 30, 2019 from $1,095,334 for the nine months ended September 30, 2018. The primary changes were decrease in professional fees of $132,465 and general and administrative expenses of $27,760, offset by a $126,210 increase in equipment repairs. As a percentage of land management services revenue, general and administrative expenses for the land management services segment amounted to 27.8% and 29.6% for the nine months ended September 30, 2019 and 2018, respectively.

General and administrative expenses for our holding company decreased by $132,403, or 52.6%, to $119,459 for the nine months ended September 30, 2019, from $251,862 for the nine months ended September 30, 2018. The decrease was due to a decrease in professional fees compared to the prior year period.

Total other income (expense). We had $1,046,878 in total other expense, net, for the nine months ended September 30, 2019, as compared to other expense, net, of $548,477 for the nine months ended September 30, 2018. Other expense in the nine months ended September 30, 2019 consisted of financing costs of $348,651 and interest expense of $789,380, offset by a change in warrant liability of $57,100, other income of $9,829 and a gain on sale of fixed assets of $24,224 while other expense for the nine months ended September 30, 2018 consisted of financing costs of $528,223, interest expense of $411,880 and loss on sale of fixed assets of $4,008, offset by write-off of contingent consideration of $395,634.

Net loss attributable to company shareholders. As a result of the cumulative effect of the factors described above, our net loss attributable to our shareholders increased by $984,477, or 96.5%, to $1,978,241 for the nine months ended September 30, 2019 from $1,019,893 for the nine months ended September 30, 2018.

Liquidity and Capital Resources

As of September 30, 2019, we had cash and cash equivalents of $197,048. To date, we have financed our operations primarily through cash proceeds from financing activities, borrowings and equity contributions by our shareholders.

Although we do not believe that we will require additional cash to continue our operations over the next twelve months (i.e., we do not believe that there is a going concern issue), we do believe additional funds are required to execute our business plan and our strategy of acquiring additional businesses. The funds required to execute our business plan will depend on the size, capital structure and purchase price consideration that the seller of a target business deems acceptable in a given transaction. The amount of funds needed to execute our business plan also depends on what portion of the purchase price of a target business the seller of that business is willing to take in the form of seller notes or equity of our company or one of our subsidiaries. Given these factors, we believe that the amount of outside additional capital necessary to execute our business plan on the low end (assuming target company sellers accept a significant portion of the purchase price in the form of seller notes or equity in our company or one of our subsidiaries) ranges between $100,000 to $250,000. If, and to the extent, that sellers are unwilling to accept a significant portion of the purchase price in seller notes and equity, then the cash required to execute our business plan could be as much as $5,000,000. We will seek growth as funds become available from cash flow, borrowings, additional capital raised privately or publicly, or seller retained financing.

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

At September 30, 2019, Goedeker did not meet certain loan covenants under the loan and security agreements with Burnley and SBCC. The agreements require compliance with the following ratios as a percentage of earnings before interest, taxes, depreciation, and amortization for the twelve-month period ended September 30, 2019. The table below shows the required ratio and actual ratio for such period.

Covenant	Actual Ratio	Required Ratio
Total debt ratio	(9.6)x	4.50x
Senior debt ratio	(3.7)x	1.75x
Interest coverage ratio	(0.7)x	1.0x

In addition, Goedeker was not in compliance with a requirement with respect to the liquidity ratio, which is the ratio of cash and available borrowings to customer deposits. At September 30, 2019, the actual ratio was 0.24x compared to a requirement of 0.65x.

Accordingly, our company is in technical, not payment default, on these loan and security agreements and has classified such debt as a current liability. We have developed plans that will return us to full compliance including a recently received proposal from a new asset-based lender. In addition to the proposal from a new asset-based lender, we have taken the following two steps that we believe will positively impact our retail and appliance business:

●	we hired an appliance industry veteran as chief executive officer of our retail and appliance business to drive growth and increase profitability; and

●	we have engaged outside consultants to increase traffic to the website of our retail and appliance business and improve our on-line shopping experience.

We believe these efforts and others will increase revenue and allow us to regain compliance with our debt covenants.

There are no cross default provisions that would require any other long-term liabilities to be classified as current. Although the 9% subordinated promissory note described below contains a cross default provision that is triggered by the acceleration of the senior debt, such cross default provision would only be triggered for a technical default like the one that occurred if the senior lender accelerated the senior debt, which has not happened.

The amount of management fee paid to our manager by our company is reduced by the aggregate amount of any offsetting management fees, if any, received by our manager from any of our businesses. As a result, the management fee paid to our manager may fluctuate from quarter to quarter. The amount of management fee paid to our manager may represent a significant cash obligation. In this respect, the payment of the management fee will reduce the amount of cash available for distribution to shareholders. See “Item 1. Business—Our Manager—Our Manager as a Service Provider—Management Fee” included in our Annual Report on Form 10-K for the year ended December 31, 2018 for more information on the calculation of the management fee.

Our manager, as holder of 100% of our allocation shares, is entitled to receive a twenty percent (20%) profit allocation as a form of preferred equity distribution, subject to an annual hurdle rate of eight percent (8%), as follows. Upon the sale of a company subsidiary, the manager will be paid a profit allocation if the sum of (i) the excess of the gain on the sale of such subsidiary over a high water mark plus (ii) the subsidiary’s net income since its acquisition by the company exceeds the 8% hurdle rate. The 8% hurdle rate is the product of (i) a 2% rate per quarter, multiplied by (ii) the number of quarters such subsidiary was held by the company, multiplied by (iii) the subsidiary’s average share (determined based on gross assets, generally) of our company’s consolidated net equity (determined according to U.S. generally accepted accounting principals, or GAAP. with certain adjustments). In certain circumstances, after a subsidiary has been held for at least 5 years, the manager may also trigger a profit allocation with respect to such subsidiary (determined based solely on the subsidiary’s net income since its acquisition). The amount of profit allocation may represent a significant cash payment and is senior in right to payments of the dividend on the series A preferred and other distributions to our shareholders. Therefore, the amount of profit allocation paid, when paid, will reduce the amount of cash available to our company for its operating and investing activities, including future acquisitions. See “Item 1. Business—Our Manager—Our Manager as an Equity Holder—Manager’s Profit Allocation” included in our Annual Report on Form 10-K for the year ended December 31, 2018 for more information on the calculation of the profit allocation.

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

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the period indicated:

Cash Flow

	Nine Months Ended September 30,
	2019	2018
Net cash used in operating activities	$(954,532)	$(1,075,882)
Net cash provided by investing activities	1,158,042	200,025
Net cash provided by (used in) financing activities	(340,342)	383,418
Net increase (decrease) in cash and cash equivalents	(136,832)	(492,439)
Cash and cash equivalents at beginning of period	333,880	501,422
Cash and cash equivalent at end of period	$197,048	$8,983

Net cash used in operating activities was $954,532 for the nine months ended September 30, 2019, as compared to $1,075,882 for the nine months ended September 30, 2018. For the nine months ended September 30, 2019, the net loss of $3,070,968, a decrease in accounts payable and accrued expenses of $354,830, a decrease in accounts receivable of $617,794 and a decrease in uncertain tax position and deferred taxes of $572,398, offset by an increase in other current liabilities of $1,234,143, depreciation and amortization of $1,037,243, an increase in customer deposits of $800,064 and a decrease in inventory of $433,101, were the primary drivers of the net cash used in operating activities. For the nine months ended September 30, 2018, the net loss of $1,644,341, a decrease in uncertain tax position and deferred taxes of $746,100 and a loan contingency write-down of $395,634, offset by depreciation and amortization of $1,054,233 and an increase in accounts payable and accrued expenses of $454,299 were the primary drivers of the used in by operating activities.

Net cash provided by investing activities was $1,158,042 for the nine months ended September 30, 2019, consisting of net cash acquired in the acquisition of Goedeker of $1,135,368, proceeds from sale of property and equipment of $39,750 and offset by the purchase of equipment in the amount of $17,076. Net cash provided by investing activities was $200,025 for the nine months ended September 30, 2018, consisting of $202,025 of proceeds from sale of property and equipment, offset by the purchase of equipment in the amount of $2,000.

Net cash used in financing activities was $340,342 for the nine months ended September 30, 2019, as compared to net cash provided by financing activities of $383,418 for the nine months ended September 30, 2018. For the nine months ended September 30, 2019, net cash used in financing activities consisted of proceeds of short-term borrowing $849,461 and, offset by net payments on notes payable of $399,827, related party note payments of $246,207, repayment to line of credit of $180,865 and repayments on capital lease obligations of $363,444. For the nine months ended September 30, 2018, net cash provided by financing activities consisted of proceeds from notes payable in the amount of $3,781,908 and proceeds from related party notes payable in the amount of $117,000, offset by repayments of notes payable of $93,767, repayment to line of credit in the amount of $675,000, principal payments on the capital lease of $2,218,500 and financing costs and early extinguishment of debt of $528,223.

Grid Promissory Note

On January 3, 2018, we issued a grid promissory note to our manager in the initial principal amount of $50,000. The note provides that we may from time to time request additional advances from our manager up to an aggregate additional amount of $100,000, which will be added to the note if our manager, in its sole discretion, so provides. Interest shall accrue on the unpaid portion of the principal amount and the unpaid portion of all advances outstanding at a fixed rate of 8% per annum, and along with the outstanding portion of the principal amount and the outstanding portion of all advances, shall be payable in one lump sum due on the maturity date, which was the first anniversary of the date of the note. The maturity date of the grid promissory note was extended until January 3, 2021. If all or a portion of the principal amount or any advance under the note, or any interest payable thereon is not paid when due (whether at the stated maturity, by acceleration or otherwise), such overdue amount shall bear interest at a rate of 12% per annum. The note is unsecured and contains customary events of default. As of September 30, 2019, our manager has advanced $117,000 of the promissory note and we have accrued interest of $14,647.

Revolving Loan - Burnley

On April 5, 2019, Goedeker, as borrower, and 1847 Goedeker entered into a loan and security agreement with Burnley Capital LLC, or Burnley, for revolving loans in an aggregate principal amount that will not exceed the lesser of (i) the borrowing base or (ii) $1,500,000 (provided that such amount may be increased to $3,000,000 in Burnley’s sole discretion) minus reserves established Burnley at any time in accordance with the loan and security agreement. The “borrowing base” means an amount equal to the sum of the following: (i) the product of 85% multiplied by the liquidation value of Goedeker’s inventory (net of all liquidation costs) identified in the most recent inventory appraisal by an appraiser acceptable to Burnley (ii) multiplied by Goedeker’s eligible inventory (as defined in the loan and security agreement), valued at the lower of cost or market value, determined on a first-in-first-out basis. In connection with the closing of the acquisition of Goedeker Television on April 5, 2019, Goedeker borrowed $744,000 under the loan and security agreement and issued a revolving note to Burnley in the principal amount of up to $1,500,000. The balance of the line of credit amounts to $576,962 as of September 30, 2019, comprised of principal of $675,295 and net of unamortized debt discount of $98,333.

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

Goedeker may at any time and from time to time prepay the revolving note in whole or in part. If at any time the outstanding principal balance on the revolving note exceeds the lesser of (i) the difference of the total loan amount minus any reserves and (ii) the borrowing base, then Goedeker shall immediately prepay the revolving note in an aggregate amount equal to such excess. In addition, in the event and on each occasion that any net proceeds (as defined in the loan and security agreement) are received by or on behalf of Goedeker or 1847 Goedeker in respect of any prepayment event following the occurrence and during the continuance of an event of default, Goedeker shall, immediately after such net proceeds are received, prepay the revolving note in an aggregate amount equal to 100% of such net proceeds. A “prepayment event” means (i) any sale, transfer, merger, liquidation or other disposition (including pursuant to a sale and leaseback transaction) of any property of Goedeker or 1847 Goedeker; (ii) a change of control (as defined in the loan and security agreement); (iii) any casualty or other insured damage to, or any taking under power of eminent domain or by condemnation or similar proceeding of, any property of Goedeker or 1847 Goedeker with a fair value immediately prior to such event equal to or greater than $25,000; (iv) the issuance by Goedeker of any capital stock or the receipt by Goedeker of any capital contribution; or (v) the incurrence by Goedeker or 1847 Goedeker of any indebtedness (as defined in the loan and security agreement), other than indebtedness permitted under the loan and security agreement.

Under the loan and security agreement, Goedeker is required to pay a number of fees to Burnley, including the following:

●	a commitment fee during the period from closing to the earlier of the maturity date or termination of Burnley’s commitment to make loans under the loan and security agreement, which shall accrue at the rate of 0.50% per annum on the average daily difference of the total loan amount then in effect minus the sum of the outstanding principal balance of the revolving note, which such accrued commitment fees are due and payable in arrears on the first day of each calendar month and on the date on which Burnley’s commitment to make loans under the loan and security agreement terminates, commencing on the first such date to occur after the closing date;

●	an annual loan facility fee equal to 0.75% of the revolving commitment (i.e., the maximum amount that Goedeker may borrow under the revolving loan), which is fully earned on the closing date for the term of the loan (including any extension) but shall be due and payable on each anniversary of the closing date;

●	a monthly collateral management fee for monitoring and servicing the revolving loan equal to $1,700 per month for the term of revolving note, which is fully earned and non-refundable as of the date of the loan and security agreement, but shall be payable monthly in arrears on the first day of each calendar month; provided that payment of the collateral management fee may be made, at the discretion of Burnley, by application of advances under the revolving loan or directly by Goedeker; and

●	if the revolving loan is terminated for any reason, including by Burnley following an event of default, then Goedeker shall pay, as liquidated damages and compensation for the costs of being prepared to make funds available, an amount equal to the applicable percentage multiplied by the revolving commitment (i.e., the maximum amount that Goedeker may borrow under the revolving loan), wherein the term applicable percentage means (i) 3%, in the case of a termination on or prior to the first anniversary of the closing date, (ii) 2%, in the case of a termination after the first anniversary of the closing date but on or prior to the second anniversary thereof, and (iii) 0.5%, in the case of a termination after the second anniversary of the closing date but on or prior to the maturity date.

The loan and security agreement contains customary events of default, including, among others: (i) for failure to pay principal and interest on the revolving note when due, or to pay any fees due under the loan and security agreement; (ii) if any representation, warranty or certification in the loan and security agreement or any document delivered in connection therewith is incorrect in any material respect; (iii) for failure to perform any covenant or agreement contained in the loan and security agreement or any document delivered in connection therewith; (iv) for the occurrence of any default in respect of any other indebtedness of more than $100,000; (v) for any voluntary or involuntary bankruptcy, insolvency or dissolution; (vi) for the occurrence of one or more judgments, non-interlocutory orders, decrees or arbitration awards involving in the aggregate a liability of $25,000 or more; (vii) if Goedeker or 1847 Goedeker, or officer thereof, is charged by a governmental authority, criminally indicted or convicted of a felony under any law that would reasonably be expected to lead to forfeiture of any material portion of collateral, or such entity is subject to an injunction restraining it from conducting its business; (viii) if Burnley determines that a material adverse effect (as defined in the loan and security agreement) has occurred; (ix) if a change of control (as defined in the loan and security agreement) occurs; (x) if there is any material damage to, loss, theft or destruction of property which causes, for more than thirty consecutive days beyond the coverage period of any applicable business interruption insurance, the cessation or substantial curtailment of revenue producing activities; (xi) if there is a loss, suspension or revocation of, or failure to renew any permit if it could reasonably be expected to have a material adverse effect; and (xii) for the occurrence of any default or event of default under the term loan with SBCC, the 9% subordinated promissory note issued to Goedeker Television, the secured convertible promissory note issued to Leonite (as defined below) or any other debt that is subordinated to the revolving loan.

The loan and security agreement contains customary representations, warranties and affirmative and negative financial and other covenants for a loan of this type. The revolving note is secured by a first priority security interest in all of the assets of Goedeker and 1847 Goedeker. In connection with such security interest, on April 5, 2019, (i) 1847 Goedeker entered into a pledge agreement with Burnley, pursuant to which 1847 Goedeker pledged the shares of Goedeker held by it to Burnley, and (ii) Goedeker entered into a deposit account control agreement with Burnley, SBCC and Montgomery Bank relating to the security interest in Goedeker’s bank accounts.

In addition, on April 5, 2019, we entered into a guaranty with Burnley to guaranty the obligations under the loan and security agreement upon the occurrence of certain prohibited acts described in the guaranty.

The rights of Bunley to receive payments under the revolving note are subordinate to the rights of Northpoint (as defined below) under a subordination agreement that Burnley entered into with Northpoint.

As noted above, our company is in technical, not payment default, on this loan and security agreement and has classified such debt as a current liability.

Revolving Loan – Northpoint

On June 24, 2019, Goedeker, as borrower, entered into a loan and security agreement with Northpoint Commercial Finance LLC, or Northpoint, for revolving loans up to an aggregate maximum loan amount of $1,000,000 for the acquisition, financing or refinancing by Goedeker of inventory at an interest rate of LIBOR plus 7.99%. The balance of the line of credit amounts to $736,788 as of September 30, 2019.

Pursuant to the loan and security agreement, Goedeker shall pay the following fees to Northpoint: (i) an audit fee for each audit conducted as determined by Northpoint, equal to the out-of-pocket expense incurred by Northpoint plus any minimum audit fee established by Northpoint; (ii) a fee for any returned payments equal to the lesser of the maximum amount permitted by law or $50; (iii) a late fee for each payment not received by the 25th day of a calendar month, and each month thereafter until such payment is paid, equal to the greater of 5% of the amount past due or $25; (iv) a billing fee equal to $250 for any month for which Goedeker requests a paper billing statement; (v) a live check fee equal to $50 for each check that Goedeker sends to Northpoint for payment of obligations under the loan and security agreement; (vi) processing fees to be determined by Northpoint; and (vii) any additional fees that Northpoint may implement from time to time.

The loan and security agreement contains customary events of default, including in the event of (i) non-payment, (ii) a breach by Goedeker of any of its representations, warranties or covenants under the loan and security agreement or any other agreement entered into with Northpoint, or (iii) the bankruptcy or insolvency of Goedeker.  The loan and security agreement contains customary representations, warranties and affirmative and negative financial and other covenants for a loan of this type.

The Northpoint loans are secured by a security interest in all of the inventory of Goedeker that is manufactured or sold by vendors identified in the loan and security agreement. In connection with the loan and security agreement, on June 24, 2019 1847 Holdco entered into a guaranty in favor of Northpoint, to guaranty the obligations of Goedeker under the loan and security agreement.

Term Loan - SBCC

On April 5, 2019, Goedeker, as borrower, and 1847 Goedeker entered into a loan and security agreement with Small Business Community Capital II, L.P., or SBCC, for a term loan in the principal amount of $1,500,000, pursuant to which Goedeker issued to SBCC a term note in the principal amount of up to $1,500,000 and a ten-year warrant to purchase shares of the most senior capital stock of Goedeker equal to 5.0% of the outstanding equity securities of Goedeker on a fully-diluted basis for an aggregate price equal to $100. The balance of the note amounts to $1,049,186 as of September 30, 2019, comprised of principal of $1,406,250 and net of unamortized debt discount of $155,750 and unamortized warrant feature of $201,314.

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

Goedeker may prepay the term note in whole or in part from time to time; provided that if such prepayment occurs (i) prior to the first anniversary of the closing date, Goedeker shall pay SBCC an amount equal to 5.0% of such prepayment, (ii) prior to the second anniversary of the closing date and on or after the first anniversary of the closing date, Goedeker shall pay SBCC an amount equal to 3.0% of such prepayment, or (iii) prior to the third anniversary of the closing date and on or after the second anniversary of the closing date, Goedeker shall pay SBCC an amount equal to 1.0% of such prepayment, in each case as liquidated damages for damages for loss of bargain to SBCC. In addition, in the event and on each occasion that any net proceeds (as defined in the loan and security agreement) are received by or on behalf of Goedeker or 1847 Goedeker in respect of any prepayment event following the occurrence and during the continuance of an event of default, Goedeker shall, immediately after such net proceeds are received, prepay the term note in an aggregate amount equal to 100% of such net proceeds. A “prepayment event” means (i) any sale, transfer, merger, liquidation or other disposition (including pursuant to a sale and leaseback transaction) of any property of Goedeker or 1847 Goedeker; (ii) a change of control (as defined in the loan and security agreement); (iii) any casualty or other insured damage to, or any taking under power of eminent domain or by condemnation or similar proceeding of, any property of Goedeker or 1847 Goedeker with a fair value immediately prior to such event equal to or greater than $25,000; (iv) the issuance by Goedeker of any capital stock or the receipt by Goedeker of any capital contribution; or (v) the incurrence by Goedeker or 1847 Goedeker of any indebtedness (as defined in the loan and security agreement), other than indebtedness permitted under the loan and security agreement.

The loan and security agreement with SBCC contains the same events of default as the loan and security agreement with Burnley, provided that the reference to the term loan in the cross default provision refers instead to the revolving loan.

The loan and security agreement contains customary representations, warranties and affirmative and negative financial and other covenants for a loan of this type. The term note is secured by a second priority security interest (subordinate to the revolving loan) in all of the assets of Goedeker and 1847 Goedeker. In connection with such security interest, on April 5, 2019, (i) 1847 Goedeker entered into a pledge agreement with SBCC, pursuant to which 1847 Goedeker pledged the shares of Goedeker held by it to SBCC, and (ii) Goedeker entered deposit account control agreement with Burnley, SBCC and Montgomery Bank relating to the security interest in Goedeker’s bank accounts.

In addition, on April 5, 2019, we entered into a guaranty with SBCC to guaranty the obligations under the loan and security agreement upon the occurrence of certain prohibited acts described in the guaranty.

The rights of SBCC to receive payments under the term note are subordinate to the rights of Northpoint and Burnley under separate subordination agreements that SBCC entered into with them.

As noted above, our company is in technical, not payment default, on this loan and security agreement and has classified such debt as a current liability.

Term Loan - Home State Bank

On June 13, 2018, Neese entered into a term loan agreement with Home State Bank, pursuant to which Neese issued a promissory note to Home State Bank in the principal amount of $3,654,074 with an annual interest rate of 6.85% with covenants to maintain a minimum debt coverage ratio of 1.00 to 1.25. Pursuant to the terms of the note, Neese will make semi-annual payments of $302,270 beginning on January 20, 2019 and continuing every six months thereafter until July 20, 2020, the maturity date; provided however, that Neese will pay the note in full immediately upon demand by Home State Bank. The balance of the note amounts to $3,361,499 as of September 30, 2019, comprised of principal of $3,376,757 and net of unamortized debt discount of $15,258.

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

The loan is secured by inventory, accounts receivable, and certain fixed assets of Neese. The loan agreement limited the payment of interest on the 8% vesting promissory note and 10% promissory note described below to $40,000 annually or fees to our manager. We continue to accrue interest and management fees at the contractual amounts. Such accruals (in excess of $40,000 in interest on the promissory notes) are shown as long-term accrued expenses in the accompanying balance sheet as of September 30, 2019.

Secured Convertible Promissory Note

On April 5, 2019, our company, 1847 Goedeker and Goedeker (which are collectively referred to herein as 1847) entered into a securities purchase agreement with Leonite Capital LLC, or Leonite, pursuant to which 1847 issued to Leonite a secured convertible promissory note in the aggregate principal amount of $714,286. As additional consideration for the purchase of the note, (i) our company issued to Leonite 50,000 common shares, (ii) our company issued to Leonite a five-year warrant to purchase 200,000 common shares at an exercise price of $1.25 per share (subject to adjustment), which may be exercised on a cashless basis, and (iii) 1847 Goedeker issued to Leonite shares of common stock equal to a 7.5% non-dilutable interest in 1847 Goedeker.

The note carries an original issue discount of $64,286 to cover Leonite’s legal fees, accounting fees, due diligence fees and/or other transactional costs incurred in connection with the purchase of the note. Therefore, the purchase price of the note was $650,000. We amortized $211,088 of financing costs related to the common shares and warrants in the nine months ended September 30, 2019. The remaining net balance of the note at September 30, 2019 is $456,228, comprised of principal of $714,286 and net of unamortized original issuance discount interest of $31,473, unamortized financing costs of $76,250, and unamortized debt discount warrant feature of $150,335.

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

Concurrently with 1847 and Leonite entering into the securities purchase agreement and as security for 1847’s obligations thereunder, on April 5, 2019, our company, 1847 Goedeker and Goedeker entered into a security and pledge agreement with Leonite, pursuant to which, in order to secure 1847’s timely payment of the note and related obligations and the timely performance of each and all of its covenants and obligations under the securities purchase agreement and related documents, 1847 unconditionally and irrevocably granted, pledged and hypothecated to Leonite a continuing security interest in and to, a lien upon, assignment of, and right of set-off against, all presently existing and hereafter acquired or arising assets. Such security interest is a first priority security interest with respect to the securities that our company owns in 1847 Goedeker and in 1847 Neese, and a third priority security interest with respect to all other assets.

The rights of Leonite to receive payments under the note are subordinate to the rights of Northpoint, Burnley and SBCC under separate subordination agreements that Leonite entered into with them.

9% Subordinated Promissory Note

A portion of the purchase price for the acquisition of assets from Goedeker Television was paid by the issuance by Goedeker of a 9% subordinated promissory note in the principal amount of $4,100,000. The note will accrue interest at 9% per annum, amortized on a five-year straight-line basis and payable quarterly in accordance with the amortization schedule attached thereto, and mature on April 5, 2023. Goedeker has the right to redeem all or any portion of the note at any time prior to the maturity date without premium or penalty of any kind. The note contains customary events of default, including in the event of (i) non-payment, (ii) a default by Goedeker of any of its covenants under the asset purchase agreement or any other agreement entered into in connection with the asset purchase agreement, or a breach of any of representations or warranties under such documents, or (iii) the bankruptcy of Goedeker. The note also contains a cross default provision which provides that if there occurs with respect to the revolving loan with Burnley or the term loan with SBCC (A) a default with respect to any payment obligation thereunder that entitles the holder thereof to declare such indebtedness to be due and payable prior to its stated maturity or (B) any other default thereunder that entitles, and has caused, the holder thereof to declare such indebtedness to be due and payable prior to maturity. Since the defaults under the loans with Burnley and SBCC are not payment defaults, they fall under clause (B) above and would require Burnley or SBCC to accelerate the payment of indebtedness under their notes (which they have not done) before the cross default provisions would result in a default under this note.

The rights of the holder to receive payments under the note are subordinate to the rights of Northpoint, Burnley and SBCC under separate subordination agreements that the holder entered into with them.

The remaining balance of the note at September 30, 2019 is $4,274,209, comprised of principal of $4,530,293 and net of unamortized debt discount of $256,084.

8% Vesting Promissory Note

A portion of the purchase price for the acquisition of Neese was paid by the issuance of an 8% vesting promissory note in the principal amount of $1,875,000 (which was determined to have no fair value as of September 30, 2019 and December 31, 2018) by 1847 Neese and Neese to the sellers of Neese. Payment of the principal and accrued interest on the note is subject to vesting and a contingent consideration subject to fair market valuation adjustment at each reporting period. The note bears interest on the vested portion of the principal amount at the rate of eight percent (8%) per annum and is due and payable in full on June 30, 2020. The principal of the note vests in accordance with the following formula:

●	Fiscal Year 2017: If Adjusted EBITDA for the fiscal year ending December 31, 2017 exceeds an Adjusted EBITDA target of $1,300,000 (referred to as the Adjusted EBITDA Target), then a portion of the principal amount of the note that is equal to sixty percent (60%) of such excess shall vest. Interest shall be payable on such vested portion of principal from January 1, 2017 through the maturity date. For the year ended December 31, 2017, Adjusted EBITDA was $788,958, below the threshold amount of $1,300,000, therefore no portion of the note vested in fiscal year 2017.

●	Fiscal Year 2018: If Adjusted EBITDA for the fiscal year ending December 31, 2018 exceeds the Adjusted EBITDA Target, then a portion of the principal amount of the note that is equal to sixty percent (60%) of such excess shall vest. Interest shall be payable on such vested portion of principal from January 1, 2018 through the maturity date. For the year ended December 31, 2018, Adjusted EBITDA was approximately $320,000, below the threshold amount of $1,300,000, therefore no portion of the note vested in fiscal year 2018.

●	Fiscal Year 2019: If Adjusted EBITDA for the fiscal year ending December 31, 2019 exceeds the Adjusted EBITDA Target, then a portion of the principal amount of the note that is equal to sixty percent (60%) of such excess shall vest. Interest shall be payable on such vested portion of principal from January 1, 2019 through the maturity date.

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

10% Promissory Note

A portion of the purchase price for the acquisition of Neese was paid by the issuance of a 10% promissory note in the principal amount of $1,025,000 by 1847 Neese and Neese to the sellers of Neese. The note bears interest on the outstanding principal amount at the rate of ten percent (10%) per annum and was due and payable in full on March 3, 2018; provided, however, that the unpaid principal, and all accrued, but unpaid, interest thereon shall be prepaid if at any time, and from time to time, the cash on hand of 1847 Neese and Neese exceeds $250,000 and, then, the prepayment shall be equal to the amount of cash in excess of $200,000 until the unpaid principal and accrued, but unpaid, interest thereon is fully prepaid. The note contains the same events of default as the 8% vesting promissory note. The note has not been repaid, thus we are in default under this note. Under terms of the term loan with Home State Bank described above, this note may not be paid until the term loan is paid in full. The payees on the note agreed to the modification of its terms by signing the loan agreement. Accordingly, the loan is shown as a long-term liability as of September 30, 2019. Additionally, the term loan lender limits the payment of interest on this note to $40,000 annually. We continue to accrue interest at the contract rate; however, given the limitations of the term loan, all accrued interest in excess of $40,000 is included in long-term accrued expenses.

Floor Plan Loans Payable

At September 30, 2019, $13,908 of machinery and equipment inventory was pledged to secure a floor plan loan from a commercial lender. We must remit proceeds from the sale of the secured inventory to the floor plan lender and pay a finance charge that can vary monthly at the option of the lender. The balance of the floor plan payable as of September 30, 2019 amounted to $13,908.

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

The remaining balance of the lease amounts to $707,997 as of September 30, 2019, comprised of principal of $907,245 and net of unamortized debt discount of $28,070, accrued payments on lien release of $249,784 and lease deposits of $38,807, offset by end of lease buyout payments of $117,413.

Total Debt

The following table shows aggregate figures for the total debt described above that is coming due in the short and long term as of September 30, 2019. See the above disclosures for more details regarding these loans.

	Short-Term	Long-Term	Total Debt
Grid Promissory Note	$131,647	$-	$131,647
Revolving Loan – Burnley	576,962	-	576,962
Revolving Loan – Northpoint	736,788	-	736,788
Term Loan - SBCC	1,049,186	-	1,049,186
Term Loan - Home State Bank	3,376,757	-	3,376,757
Secured Convertible Promissory Note	456,228	-	456,228
9% Subordinated Promissory Note	680,884	3,593,325	4,274,209
10% Promissory Note	-	1,025,000	1,025,000
Floor Plan Loans Payable	13,908	-	13,908
Master Lease Agreement	344,716	363,281	707,997
Total	$7,367,076	$4,981,606	$12,348,682

Contractual Obligations

We have engaged our manager to manage the day-to-day operations and affairs of our company. Our relationship with our manager will be governed principally by the following agreements:

●	the management services agreement relating to the management services our manager will perform for us and the businesses we own and the management fee to be paid to our manager in respect thereof; and

●	our company’s operating agreement setting forth our manager’s rights with respect to the allocation shares it owns, including the right to receive profit allocations from our company, and the supplemental put provision relating to our manager’s right to cause our company to purchase the allocation shares it owns.

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

Pursuant to the asset purchase agreement with Goedeker Television, dated April 5, 2019, Goedeker Television is also entitled to receive the following earn out payments to the extent the Goedeker business achieves the applicable EBITDA (as defined in the asset purchase agreement) targets:

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

The rights of Goedeker Television to receive any earn out payment are subordinate to the rights of Burnley and SBCC under separate subordination agreements that Goedeker Television entered into with them on April 5, 2019.

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

Land Management Segment

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

If Neese continued to apply legacy revenue recognition guidance for the three and nine months ended September 30, 2019, revenues, gross margin, and net loss would not have changed.

Substantially all of Neese’s sales are to businesses, including farmers or municipalities and very little to individuals.

Disaggregated Revenue ‒ Neese disaggregates revenue from contracts with customers by contract type, as it believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Performance Obligations ‒ Performance obligations for the different types of services are discussed below:

●	Trucking ‒ Revenues for time and material contracts are recognized when the merchandise or commodity is delivered to the destination specified in the agreement with the customer.

●	Waste Hauling and pumping ‒ Revenues for waste hauling and pumping is recognized when the hauling, pumping, and spreading are complete.

●	Repairs ‒ Revenues for repairs are recognized upon completion of equipment serviced.

●	Sales of parts and equipment ‒ Revenues for the sale of parts and equipment are recognized upon the transfer and acceptance by the customer.

Accounts Receivable, Net ‒ Accounts receivable, net, are amounts due from customers where there is an unconditional right to consideration. Unbilled receivables of $0 and $139,766 are included in this balance at September 30, 2019 and December 31, 2018, respectively. The payment of consideration related to these unbilled receivables is subject only to the passage of time.

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

Neese determined that an allowance for loss of $29,001 was required at September 30, 2019 and December 31, 2018.

Retail and Appliances Segment

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

If Goedeker continued to apply legacy revenue recognition guidance for the three and nine months ended September 30, 2019, revenues, gross margin, and net loss would not have changed.

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

Receivables

Receivables consist of credit card transactions in the process of settlement. Vendor rebates receivable represent amounts due from manufactures from whom we purchase products. Rebates receivable are stated at the amount that management expects to collect from manufacturers, net of accounts payable amounts due the vendor. Rebates are calculated on product and model sales programs from specific vendors. The rebates are paid at intermittent periods either in cash or through issuance of vendor credit memos, which can be applied against vendor accounts payable. Based on our assessment of the credit history with our manufacturers, we have concluded that there should be no allowance for uncollectible accounts. We historically collect substantially all of our outstanding rebates receivables. Uncollectible balances are expensed in the period it is determined to be uncollectible.

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

Inventory

Inventory consists of finished products acquired for resale and is valued at the lower-of-cost-or-market with cost determined on a specific item basis for the Neese and of finished products acquired for resale and is valued at the low-of-cost-or-market with cost determined on an average item basis for Goedeker. We periodically evaluate the value of items in inventory and provide write-downs to inventory based on our estimate of market conditions.

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

Derivative Instrument Liability

We account for derivative instruments in accordance with ASC 815, Derivatives and Hedging, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts, and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At June 30, 2019, we classified a warrant issued in conjunction with a term loan as a derivative instrument designated.

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

In June 2016, the FASB issued ASU 2016-13 Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2019. We are currently in the process of evaluating the impact of the adoption of ASU 2016-13 on our consolidated financial statements.

Recently Adopted

In February 2016, the FASB issued ASU 2016-02, Leases. This ASU is a comprehensive new leases standard that amends various aspects of existing guidance for leases and requires additional disclosures about leasing arrangements. It will require companies to recognize lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. The ASU is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years; and earlier adoption is permitted. In the financial statements in which the ASU is first applied, leases shall be measured and recognized at the beginning of the earliest comparative period presented with an adjustment to equity. Practical expedients are available for election as a package and if applied consistently to all leases. As part of our adoption, we elected the following practical expedients: we have not reassessed whether any expired or existing contracts are or contain leases, we have not reassessed lease classification for any expired or existing leases; we have not reassessed initial direct costs for any existing leases; and we have not separated lease and non-lease components. The adoption of the standard did not have a material impact on our consolidated financial statements and related disclosures. The comparative periods have not been restated for the adoption of ASU 2016-02.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2019. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which we are still in the process of remediating as of September 30, 2019, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 for the description of these weaknesses.

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

During its evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2019, our management identified the following material weaknesses:

●	We did not have appropriate policies and procedures in place to evaluate the proper accounting and disclosures of key documents and agreements.

●	We do not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States commensurate with our financial reporting requirements.

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, our management has identified the steps necessary to address the material weaknesses, and in the third quarter of fiscal 2019, we continued to implement the following remedial procedures:

●	Once we raise additional funds, Robert D. Barry, CPA intends to resign as a director of our company and will become our Chief Financial Officer. Mr. Barry has more than 10 years of experience acting as chief financial officer of various companies and has significant GAAP and SEC reporting experience.

●	We plan to make necessary changes by providing training to our financial team and our other relevant personnel on the GAAP accounting guidelines applicable to financial reporting requirements.

●	We plan to hire a financial controller for Neese. Mr. Barry is acting as interim controller for Neese until a permanent controller is hired.

●	We have engaged the outsourced accounting and financial reporting services of Carrollton Partners, LLC and will continue to use its services after Robert D. Barry assumes the role of Chief Financial Officer.

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

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during the third quarter of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have not sold any equity securities during the third quarter of fiscal year 2019 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

During the three month period ended September 30, 2019, we did not repurchase any of our common shares.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the third quarter of fiscal year 2019 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS.

Exhibit No.	Description of Exhibit
3.1	Certificate of Formation of 1847 Holdings LLC (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed on February 7, 2014)
3.2	Second Amended and Restated Operating Agreement of 1847 Holdings LLC, dated January 19, 2018 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 22, 2018)
4.1	Specimen certificate evidencing a common share of 1847 Holdings LLC (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed on February 7, 2014)
10.1*	Loan and Security Agreement, dated June 24, 2019, between Northpoint Commercial Finance LLC and 1847 Goedeker Inc.
10.2*	Amendment to Loan and Security Agreement, dated August 2, 2019, between 1847 Goedeker Inc. and Northpoint Commercial Finance LLC
10.3*	Guaranty, dated June 24, 2019, by 1847 Goedeker Holdco Inc. in favor of Northpoint Commercial Finance LLC
31.1*	Certifications of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 18, 2019	1847 HOLDINGS LLC

/s/ Ellery W. Roberts
Name: Ellery W. Roberts
Title: Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)