Form 10-K
period 2019-12-31
1847 Holdings LLC
filed 2020-03-30
CIK 1599407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

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

Securities registered pursuant to Section 12(g) of the Act: Common Shares

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

As of June 28, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common shares held by non-affiliates (based upon the closing price of such shares as reported on OTC Pink Market) was approximately $406,250.  Shares held by each executive officer and director and by each person who owns 10% or more of the outstanding common shares have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

 As of March 27, 2020, there were a total of 3,165,625 common shares of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

1847 Holdings LLC

Annual Report on Form 10-K

Year Ended December 31, 2019

i

INTRODUCTORY NOTES

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to “we,” “us,” “our” and “our company” are to 1847 Holdings LLC, a Delaware limited liability company, and its consolidated subsidiaries,

Special Note Regarding Forward-Looking Statements

This report contains, in addition to historical information, certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. These forward-looking statements include, without limitation: statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; statements regarding our financing plans or growth strategies; statements concerning litigation or other matters; and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times, or by which, that performance or those results will be achieved. Forward-looking statements are based on information available at the time they are made and/or management’s good faith beliefs as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause these differences include, but are not limited to:

●	our ability to successfully identify and acquire additional businesses, and to operate such businesses that we may acquire in the future and to effectively integrate and improve such businesses;
●	our organizational structure, which may limit our ability to meet our dividend and distribution policy;
●	our ability to service and comply with the terms of indebtedness that we expect to incur in the future;
●	our ability to pay the distributions on our series A preferred shares if and when they are issued;
●	our cash flow available for distribution and our ability to make distributions in the future to our common shareholders;
●	our ability to pay the management fee, profit allocation and put price to our manager when due;
●	labor disputes, strikes or other employee disputes or grievances;
●	our ability to implement our acquisition and management strategies;
●	the regulatory environment in which our businesses may operate under;
●	trends in the industries in which our businesses may operate;
●	the competitive environment in which our businesses will operate;
●	changes in general economic or business conditions or economic or demographic trends in the United States including changes in interest rates and inflation;
●	our and our manager’s ability to retain or replace qualified employees of our future businesses and our manager;
●	casualties, condemnation or catastrophic failures with respect to any of our business’ or future business’ facilities;
●	costs and effects of legal and administrative proceedings, settlements, investigations and claims;
●	extraordinary or force majeure events affecting the business or operations of our future businesses; and
●	the other factors identified under Item 1A. “Risk Factors” included in this report.

Potential investors should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements. Potential investors should not make an investment decision based solely on our projections, estimates or expectations.

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

ii

PART I

ITEM 1.	BUSINESS.

OVERVIEW OF OUR BUSINESS

Overview

We are an acquisition holding company focused on acquiring and managing a group of small businesses, which we characterize as those that have an enterprise value of less than $50 million, in a variety of different industries headquartered in North America. To date, we have completed two acquisitions.

In March 2017, our subsidiary, 1847 Neese Inc., or 1847 Neese, acquired Neese, Inc., or Neese. Headquartered in Grand Junction, Iowa and founded in 1991, Neese is an established business specializing in providing a wide range of land application services and selling equipment and parts, primarily to the agricultural industry, but also to the construction and lawn and garden industries.

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

Through our structure, we plan to offer investors an opportunity to participate in the ownership and growth of a portfolio of businesses that traditionally have been owned and managed by private equity firms, private individuals or families, financial institutions or large conglomerates. We believe that our management and acquisition strategies will allow us to achieve our goals to begin making and growing regular distributions to our common shareholders and increasing common shareholder value over time.

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

We have engaged 1847 Partners LLC, which we refer to as our manager, to manage our day-to-day operations and affairs, oversee the management and operations of our businesses and perform certain other services on our behalf, subject to the oversight of our board of directors. We believe our manager’s expertise and experience will be a critical factor in executing our strategy to begin making and growing distributions to our common shareholders and increasing common shareholder value over time.

Market Opportunity

We seek to acquire and manage small businesses, which we characterize as those that have an enterprise value of less than $50 million. We believe that the merger and acquisition market for small businesses is highly fragmented and provides significant opportunities to purchase businesses at attractive prices. For example, according to GF Data, platform acquisitions with enterprise values greater than $50.0 million commanded valuation premiums 30% higher than platform acquisitions with enterprise values less than $50.0 million (8.2x trailing twelve month adjusted EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) versus 6.3x trailing twelve month adjusted EBITDA, respectively).

We believe that the following factors contribute to lower acquisition multiples for small businesses:

●	there are typically fewer potential acquirers for these businesses;

●	third-party financing generally is less available for these acquisitions;

●	sellers of these businesses may consider non-economic factors, such as continuing board membership or the effect of the sale on their employees; and

●	these businesses are generally less frequently sold pursuant to an auction process.

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

Our long-term goals are to begin making and growing regular distributions to our common shareholders and to increase common shareholder value over the long-term. We acquired Neese and all of the assets of Goedeker Television primarily so that we can achieve a base of cash flow to build our company and begin making and growing regular distributions to our common shareholders. We believe that these acquisitions will help us achieve our long-term goals.

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

Source: GF Data M&A Report (May 2019)

Source: GF Data Leverage Report (May 2019)

Management Strategy

Our management strategy involves the identification, performance of due diligence, negotiation and consummation of acquisitions. After acquiring businesses, we will attempt to grow the businesses both organically and through add-on or bolt-on acquisitions. Add-on or bolt-on acquisitions are acquisitions by a company of other companies in the same industry. Following the acquisition of companies, we will seek to grow the earnings and cash flow of acquired companies and, in turn, begin making and growing regular distributions to our common shareholders and to increase common shareholder value over time. We believe we can increase the cash flows of our businesses by applying our intellectual capital to improve and grow our future businesses.

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

In general, our manager will oversee and support the management team of our future platform businesses by, among other things:

●	recruiting and retaining managers to operate our future businesses by using structured incentive compensation programs, including minority equity ownership, tailored to each business;

●	regularly monitoring financial and operational performance, instilling consistent financial discipline, and supporting management in the development and implementation of information systems;

●	assisting the management teams of our future businesses in their analysis and pursuit of prudent organic growth strategies

●	identifying and working with future business management teams to execute on attractive external growth and acquisition opportunities;

●	identifying and executing operational improvements and integration opportunities that will lead to lower operating costs and operational optimization;

●	providing the management teams of our future businesses the opportunity to leverage our experience and expertise to develop and implement business and operational strategies; and

●	forming strong subsidiary level boards of directors to supplement management teams in their development and implementation of strategic goals and objectives.

We also believe that our long-term perspective provides us with certain additional advantages, including the ability to:

●	recruit and develop management teams for our future businesses that are familiar with the industries in which our future businesses operate;

●	focus on developing and implementing business and operational strategies to build and sustain shareholder value over the long term;

●	create sector-specific businesses enabling us to take advantage of vertical and horizontal acquisition opportunities within a given sector;

●	achieve exposure in certain industries in order to create opportunities for future acquisitions; and

●	develop and maintain long-term collaborative relationships with customers and suppliers.

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

From a financial perspective, we expect to make acquisitions of small businesses that are stable, have minimal bad debt, and strong accounts receivable. In addition, we expect to acquire companies that have been able to generate positive pro forma cash available for distribution for a minimum of three years prior to acquisition. Our previous acquisitions of Neese and Goedeker met these acquisition criteria.

We expect to benefit from our manager’s ability to identify diverse acquisition opportunities in a variety of industries. In addition, we intend to rely upon our management teams’ experience and expertise in researching and valuing prospective target businesses, as well as negotiating the ultimate acquisition of such target businesses. In particular, because there may be a lack of information available about these target businesses, which may make it more difficult to understand or appropriately value such target businesses, we expect our manager will:

●	engage in a substantial level of internal and third-party due diligence;

●	critically evaluate the management team;

●	identify and assess any financial and operational strengths and weaknesses of any target business;

●	analyze comparable businesses to assess financial and operational performances relative to industry competitors;

●	actively research and evaluate information on the relevant industry; and

●	thoroughly negotiate appropriate terms and conditions of any acquisition.

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

Our primary corporate purpose is to own, operate and grow our operating businesses.  However, in addition to acquiring businesses, we expect to sell businesses that we own from time to time. Our decision to sell a business will be based upon financial, operating and other considerations rather than a plan to complete a sale of a business within any specific time frame.  We may also decide to own and operate some or all of our businesses in perpetuity if our board believes that it makes sense to do so. Upon the sale of a business, we may use the resulting proceeds to retire debt or retain proceeds for future acquisitions or general corporate purposes. Generally, we do not expect to make special distributions at the time of a sale of one of our businesses; instead, we expect that we will seek to gradually increase regular common shareholder distributions over time.

There are several risks associated with our acquisition strategy, including the following risks, which are described more fully in Item 1A. “Risk Factors—Risks Related to Our Business and Structure”:

●	we may not be able to successfully fund future acquisitions of new businesses due to the unavailability of debt or equity financing on acceptable terms, which could impede the implementation of our acquisition strategy;

●	we may experience difficulty as we evaluate, acquire and integrate businesses that we may acquire, which could result in drains on our resources, including the attention of our management, and disruptions of our on-going business;

●	we face competition for businesses that fit our acquisition strategy and, therefore, we may have to acquire targets at sub-optimal prices or, alternatively, forego certain acquisition opportunities; and

●	we may change our management and acquisition strategies without the consent of our shareholders, which may result in a determination by us to pursue riskier business activities.

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

Valuation and Due Diligence

When evaluating businesses or assets for acquisition, we will perform a rigorous due diligence and financial evaluation process. In doing so, we will seek to evaluate the operations of the target business as well as the outlook for the industry in which the target business operates. While valuation of a business is, by definition, a subjective process, we will be defining valuations under a variety of analyses, including:

●	discounted cash flow analyses;

●	evaluation of trading values of comparable companies;

●	expected value matrices;

●	assessment of competitor, supplier and customer environments; and

●	examination of recent/precedent transactions.

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

Value Proposition for Business Owners. We employ a creative, flexible approach by tailoring each acquisition structure to meet the specific liquidity needs and certain qualitative objectives of the target’s owners and management team. In addition to serving as an exit pathway for sellers, we seek to align our interests with the sellers by enabling them to retain and/or earn (through incentive compensation) a substantial economic interest in their businesses following the acquisition and by typically allowing the incumbent management team to retain operating control of the acquired operating subsidiary on a day-to-day basis. We believe that our company is an appealing buyer for small business owners and managers due to our track record of capitalizing portfolio companies conservatively, enhancing our ability to execute on its strategic initiatives and adding equity value. As a result, we believe business owners and managers will find our company to be a dynamic, value-added buyer that brings considerable resources to achieve their strategic, capital and operating needs, resulting in substantial value creation for the operating subsidiary.

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

Employees

As of December 31, 2019, the only full-time employee of our company is Ellery W. Roberts, our Chairman, Chief Executive Officer, President and Chief Financial Officer.

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

Our company is classified as a partnership for U.S. federal income tax purposes. Under the partnership income tax provisions, our company will not incur any U.S. federal income tax liability; rather, each of our shareholders will be required to take into account his or her allocable share of company income, gain, loss, and deduction. As a holder of our shares, you may not receive cash distributions sufficient in amount to cover taxes in respect of your allocable share of our company’s net taxable income. Our company will file a partnership return with the Internal Revenue Service, or IRS, and will issue tax information, including a Schedule K-1, to you that describes your allocable share of our company’s income, gain, loss, deduction, and other items. The U.S. federal income tax rules that apply to partnerships are complex and complying with the reporting requirements may require significant time and expense. See “Material U.S. Federal Income Tax Considerations” included in our registration statement on Form S-1, as amended (File No. 333-236041), for more information.

Our company currently has two classes of limited liability company interests - the common shares and the allocation shares. In connection with the offering described under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Regulation A Offering” below, we will also establish series A preferred shares. All of our allocation shares have been and will continue to be held by our manager. See “Description of Securities” included in our registration statement on Form S-1, as amended (File No. 333-236041), for more information about our shares.

On March 3, 2017, our newly formed wholly-owned subsidiary 1847 Neese acquired all of the issued and outstanding capital stock of Neese for an aggregate purchase price of $6,655,000, consisting of: (i) $2,225,000 in cash (subject to certain adjustments); (ii) 450 shares of the common stock of 1847 Neese, valued by the parties at $1,530,000, constituting 45% of its capital stock; (iii) the issuance of a vesting promissory note in the principal amount of $1,875,000 (which was determined to have a fair value of $395,634) due June 30, 2020; and (iv) the issuance of a short-term promissory note in the principal amount of $1,025,000 due March 3, 2018. As a result of this transaction, we own 55% of 1847 Neese, with the remaining 45% held by third parties. 1847 Neese was formed in the State of Delaware on October 11, 2016 and Neese was formed in the State of Iowa in January 1993.

On January 10, 2019, we formed Goedeker as a wholly-owned subsidiary in the State of Delaware. On March 20, 2019, we formed 1847 Goedeker Holdco Inc., or 1847 Goedeker, as a wholly-owned subsidiary in the State of Delaware and then we transferred all of our shares in Goedeker to 1847 Goedeker, such that Goedeker became a wholly-owned subsidiary of 1847 Goedeker.

On April 5, 2019, Goedeker acquired substantially all of the assets of Goedeker Television for an aggregate purchase price of $6,200,000 consisting of: (i) $1,500,000 in cash, subject to adjustment; (ii) the issuance of a promissory note in the principal amount of $4,100,000; and (iii) up to $600,000 in earn out payments. As additional consideration, 1847 Goedeker agreed to issue to each of the stockholders of Goedeker Television a number of shares of its common stock equal to a 11.25% non-dilutable interest in all of the issued and outstanding stock of 1847 Goedeker as of the closing date. As a result of this transaction, we own 70% of 1847 Goedeker, with the remaining 30% held by third parties.

The following chart depicts our current organizational structure:

See “—Our Manager” for more details regarding the ownership of our manager.

OUR MANAGER

Overview of Our Manager

Our manager, 1847 Partners LLC, is a Delaware limited liability company. It has two classes of limited liability interests known as Class A interests and Class B interests. The Class A interests, which give the holder the right to the profit allocation received by our manager as a result of holding our allocation shares, are owned in their entirety by 1847 Partners Class A Member LLC; and the Class B interests, which give the holder the right to all other profits or losses of our manager, including the management fee payable to our manager by us, are owned in their entirety by 1847 Partners Class B Member LLC. 1847 Partners Class A Member LLC is owned 52% by Ellery W. Roberts, our Chief Executive Officer, 38% by 1847 Founders Capital LLC, which is owned by Edward J. Tobin, and approximately 9% by Louis A. Bevilacqua, the managing member of Bevilacqua PLLC, outside counsel to our company, with the balance being owned by a former contractor to such law firm. 1847 Partners Class B Member LLC is owned 54% by Ellery W. Roberts, 36% by 1847 Founders Capital LLC and 10% by Louis A. Bevilacqua. Mr. Roberts is also the sole manager of both entities. In the future, Mr. Roberts may cause 1847 Partners Class A Member LLC or 1847 Partners Class B Member LLC to issue units to employees of our manager to incentivize those employees by providing them with the ability to participate in our manager’s incentive allocation and management fee.

Key Personnel of Our Manager

The key personnel of our manager are Ellery W. Roberts, our Chief Executive Officer, and Edward J. Tobin. Please see Item 10. “Directors, Executive Officers and Corporate Governance” for a description of the business experience of these individuals. Each of these individuals will be compensated entirely by our manager from the management fees it receives. As employees of our manager, these individuals devote a substantial majority of their time to the affairs of our company.

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

Our investment criteria include the following:

●	Revenue of at least $5.0 million

●	Current year EBITDA/Pre-tax Income of at least $1.5 million with a history of positive cash flow

●	Clearly identifiable “blueprint” for growth with the potential for break-out returns

●	Well-positioned companies within our core industry categories (consumer-driven, business-to-business, light manufacturing and specialty finance) with strong returns on capital

●	Opportunities wherein building management team, infrastructure and access to capital are the primary drivers of creating value

●	Headquartered in North America

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

In general, our manager will perform those services for our company that would be typically performed by the executive officers of a company. Specifically, our manager will perform the following services, which we refer to as the management services, pursuant to the management services agreement:

●	manage the day-to-day business and operations of our company, including our liquidity and capital resources and compliance with applicable law;

●	identify, evaluate, manage, perform due diligence on, negotiate and oversee acquisitions of target businesses and any other investments;

●	evaluate and oversee the financial and operational performance of our businesses, including monitoring the business and operations of such businesses, and the financial performance of any other investments that we make;

●	provide, on our behalf, managerial assistance to our businesses;

●	evaluate, manage, negotiate and oversee dispositions of all or any part of any of our property, assets or investments, including disposition of all or any part of our businesses;

●	provide or second, as necessary, employees of our manager to serve as executive officers or other employees of our company or as members of our board of directors; and

●	perform any other services that would be customarily performed by executive officers and employees of a publicly listed or quoted company.

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

Termination of Management Services Agreement

Our board of directors may terminate the management services agreement and our manager’s appointment if, at any time:

●	a majority of our board of directors vote to terminate the management services agreement, and the holders of at least a majority of the outstanding shares (other than shares beneficially owned by our manager) then entitled to vote also vote to terminate the management services agreement;

●	neither Mr. Roberts nor his designated successor controls our manager, which change of control occurs without the prior written consent of our board of directors;

●	there is a finding by a court of competent jurisdiction in a final, non-appealable order that (i) our manager materially breached the terms of the management services agreement and such breach continued unremedied for 60 days after our manager receives written notice from our company setting forth the terms of such breach, or (ii) our manager (x) acted with gross negligence, willful misconduct, bad faith or reckless disregard in performing its duties and obligations under the management services agreement, or (y) engaged in fraudulent or dishonest acts in connection with the business or operations of our company;

●	our manager has been convicted of a felony under federal or state law, our board of directors finds that our manager is demonstrably and materially incapable of performing its duties and obligations under the management services agreement, and the holders of at least 66 2/3% of the then outstanding shares, other than shares beneficially owned by our manager, vote to terminate the management services agreement; or

●	there is a finding by a court of competent jurisdiction that our manager has (i) engaged in fraudulent or dishonest acts in connection with the business or operations of our company or (ii) acted with gross negligence, willful misconduct, bad faith or reckless disregard in performing its duties and obligations under the management services agreement, and the holders of at least 66 2/3% of the then outstanding shares (other than shares beneficially owned by our manager) vote to terminate the management services agreement.

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

Upon the termination of the management services agreement, seconded officers, employees, representatives and delegates of our manager and its affiliates who are performing the services that are the subject of the management services agreement will resign their respective position with our company and cease to work at the date of such termination or at any other time as determined by our manager. Any director appointed by our manager may continue serving on our board of directors, subject to the terms of the operating agreement.

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

Except with respect to the termination fee payable to our manager due to a termination of the management services agreement based solely on a vote of our board of directors and our shareholders, no other termination fee is payable upon termination of the management services agreement for any other reason. See “—Our Manager as a Service Provider—Termination Fee” for more information about the termination fee payable upon termination of the management services agreement.

While termination of the management services agreement will not affect any terms and conditions, including those relating to any payment obligations, that exist under any offsetting management services agreements or transaction services agreements, such agreements will be terminable by future businesses that we acquire upon 60 days prior written notice and there will be no termination or other similar fees due upon such termination. Notwithstanding termination of the management services agreement, our manager will maintain its rights with respect to the allocation shares it then owns, including its rights under the supplemental put provision of our operating agreement. See “—Our Manager as an Equity Holder—Supplemental Put Provision” for more information on our manager’s put right with respect to the allocation shares.

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

These relationships with our manager are governed principally by the following agreements:

●	the management services agreements relating to the services our manager will perform for us and our businesses; and

●	our company’s operating agreement relating to our manager’s rights with respect to the allocation shares it owns and which contains the supplemental put provision relating to our manager’s right to cause our company to purchase the allocation shares it owns.

We also expect that our manager will enter into offsetting management services agreements and transaction services agreements with our businesses directly. These agreements, and some of the material terms relating thereto, are discussed in more detail below. The management fee, profit allocation and put price under the supplemental put provision will be payment obligations of our company and, as a result, will be paid, along with other company obligations, prior to the payment of distributions on the series A preferred shares, if and when they are issued, or distributions to common shareholders.

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

As an obligation of our company, the management fee will be paid prior to the payment of distributions on the series A preferred shares, if and when they are issued, or distributions to our common shareholders. If we do not have sufficient liquid assets to pay the management fee when due, we may be required to liquidate assets or incur debt in order to pay the management fee.

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

Our manager entered into offsetting management services agreements with 1847 Neese and Goedeker and may enter into offsetting management services agreements with our future subsidiaries, which agreements would be in the form prescribed by our management services agreement.

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

On March 3, 2017, 1847 Neese entered into an offsetting management services agreement with our manager and on April 5, 2019, Goedeker entered into an offsetting management services agreement with our manager. Pursuant to the offsetting management services agreements, each of 1847 Neese and Goedeker appointed our manager to provide certain services to it for a quarterly management fee equal to $62,500 per quarter (in the case of Goedeker, such fee is equal to the greater of $62,500 or 2% of Adjusted Net Assets (as defined in the management services agreement)); provided, however, that (i) pro rated payments shall be made in the first quarter and the last quarter of the term, (ii) if the aggregate amount of management fees paid or to be paid by 1847 Neese or Goedeker, together with all other management fees paid or to be paid by all other subsidiaries of our company to our manager, in each case, with respect to any fiscal year exceeds, or is expected to exceed, 9.5% of our gross income with respect to such fiscal year, then the management fee to be paid by 1847 Neese or Goedeker for any remaining fiscal quarters in such fiscal year shall be reduced, on a pro rata basis determined by reference to the management fees to be paid to our manager by all of the subsidiaries of our company, until the aggregate amount of the management fee paid or to be paid by 1847 Neese or Goedeker, together with all other management fees paid or to be paid by all other subsidiaries of our company to our manager, in each case, with respect to such fiscal year, does not exceed 9.5% of our gross income with respect to such fiscal year, and (iii) if the aggregate amount the management fee paid or to be paid by 1847 Neese or Goedeker, together with all other management fees paid or to be paid by all other subsidiaries of our company to our manager, in each case, with respect to any fiscal quarter exceeds, or is expected to exceed, the aggregate amount of the management fee (before any adjustment thereto) calculated and payable under the management services agreement, which we refer to as the parent management fee, with respect to such fiscal quarter, then the management fee to be paid by 1847 Neese or Goedeker for such fiscal quarter shall be reduced, on a pro rata basis, until the aggregate amount of the management fee paid or to be paid by 1847 Neese or Goedeker, together with all other management fees paid or to be paid by all other subsidiaries of our company to our manager, in each case, with respect to such fiscal quarter, does not exceed the parent management fee calculated and payable with respect to such fiscal quarter.

Notwithstanding the foregoing, under terms of a term loan from Home State Bank, no fees may be paid to our manager under the Neese offsetting management services agreement without permission of the bank, which our does not expect to be granted within the forthcoming year. In addition, payment of the management fee under the Goedeker offsetting management services agreement is subordinated to the payment of interest on a promissory note issued to Goedeker Television, such that no payment of the management fee may be made if Goedeker is in default under such note with regard to interest payments and, for the avoidance of doubt, such payment of the management fee will be contingent on Goedeker being in good standing on all associated loan covenants. In addition, during the period that that any amounts are owed under the note or the earn out payments under the asset purchase agreement with Goedeker Television, the annual management fee shall be capped at $250,000. In addition, the rights of our manager to receive payments under the Goedeker offsetting management services agreement are subordinate to the rights of Burnley Capital LLC and Small Business Community Capital II, L.P. under separate subordination agreements that Goedeker entered into with them on April 5, 2019.

Each of 1847 Neese and Goedeker shall also reimburse our manager for all of its costs and expenses which are specifically approved by its board of directors, including all out-of-pocket costs and expenses, which are actually incurred by our manager or its affiliates on behalf of 1847 Neese or Goedeker in connection with performing services under the offsetting management services agreements.

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

Example of Calculation of Management Fee with Adjustment for Offsetting Management Fees

In order to better understand how the management fee is calculated, we are providing the following example:

Quarterly management fee:		(in thousands)
1	Consolidated total assets	$100,000
2	Consolidated accumulation amortization of intangibles	5,000
3	Total cash and cash equivalents	5,000
4	Adjusted total liabilities	(10,000)
5	Adjusted net assets (Line 1 + Line 2 – Line 3 – Line 4)	90,000
6	Multiplied by quarterly rate	0.5%
7	Quarterly management fee	$450

Offsetting management fees:
8	Acquired company A offsetting management fees	$(100)
9	Acquired company B offsetting management fees	(100)
10	Acquired company C offsetting management fees	(100)
11	Acquired company D offsetting management fees	(100)
12	Total offsetting management fees (Line 8 + Line 9 – Line 10 – Line 11)	(400)
13	Quarterly management fee payable by Company (Line 7 + Line 12)	$50

The foregoing example provides hypothetical information only and does not intend to reflect actual or expected management fee amounts.

For purposes of the calculation of the management fee:

●	“Adjusted net assets” will be equal to, with respect to our company as of any calculation date, the sum of (i) consolidated total assets (as determined in accordance with United States generally accepted accounting principles, or GAAP) of our company as of such calculation date, plus (ii) the absolute amount of consolidated accumulated amortization of intangibles (as determined in accordance with GAAP) for our company as of such calculation date, minus (iii) total cash and cash equivalents, minus (iv) the absolute amount of adjusted total liabilities of our company as of such calculation date.

●	“Adjusted total liabilities” will be equal to, with respect to our company as of any calculation date, our company’s consolidated total liabilities (as determined in accordance with GAAP) as of such calculation date after excluding the effect of any outstanding third party indebtedness of our company.

●	“Quarterly management fee” will be equal to, as of any calculation date, the product of (i) 0.5%, multiplied by (ii) our company’s adjusted net assets as of such calculation date; provided, however, that with respect to any fiscal quarter in which the management services agreement is terminated, our company will pay our manager a management fee with respect to such fiscal quarter equal to the product of (i)(x) 0.5%, multiplied by (y) our company’s adjusted net assets as of such calculation date, multiplied by (ii) a fraction, the numerator of which is the number of days from and including the first day of such fiscal quarter to but excluding the date upon which the management services agreement is terminated and the denominator of which is the number of days in such fiscal quarter.

●	“Total offsetting management fees” will be equal to, as of any calculation date, fees paid to our manager by the businesses that we acquire in the future under separate offsetting management services agreements.

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

Termination Fee

We will pay our manager a termination fee upon termination of the management services agreement if such termination is based solely on a vote of our company’s board of directors and our shareholders; no other termination fee will be payable to our manager in connection with the termination of the management services agreement for any other reason. The termination fee that is payable to our manager will be equal to the product of (i) two (2) multiplied by (ii) the sum of the amount of the quarterly management fees calculated with respect to the four fiscal quarters immediately preceding the termination date of the management services agreement. The termination fee will be payable in eight equal quarterly installments, with the first such installment being paid on or within five (5) business days of the last day of the fiscal quarter in which the management services agreement was terminated and each subsequent installment being paid on or within five (5) business days of the last day of each subsequent fiscal quarter, until such time as the termination fee is paid in full to our manager.

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

Our board will have the opportunity to review and approve the calculation of manager’s profit allocation when it becomes due and payable. Our manager will not receive a profit allocation on an annual basis. Instead, our manager will be paid a profit allocation only upon the occurrence of one of the following events, which we refer to collectively as the trigger events:

●	the sale of a material amount, as determined by our manager and reasonably consented to by a majority of our company’s board of directors, of the capital stock or assets of one of our businesses or a subsidiary of one of our businesses, which event we refer to as a sale event; or

●	at the option of our manager, for the 30-day period following the fifth anniversary of the date upon which we acquired a controlling interest in a business, which event we refer to as a holding event. If our manager elects to forego declaring a holding event with respect to such business during such period, then our manager may only declare a holding event with respect to such business during the 30-day period following each anniversary of such fifth anniversary date with respect to such business. Once declared, our manager may only declare another holding event with respect to a business following the fifth anniversary of the calculation date with respect to a previously declared holding event.

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

The amount of our manager’s profit allocation will be based on the extent to which the “total profit allocation amount” (as defined below) with respect to any business, as of the last day of any fiscal quarter in which a trigger event occurs, which date we refer to as the “calculation date”, exceeds the relevant hurdle amounts (as described below) with respect to such business, as of such calculation date. Our manager’s profit allocation will be calculated by an administrator, which will be our manager so long as the management services agreement is in effect, and such calculation will be subject to a review and approval process by our company’s board of directors. For this purpose, “total profit allocation amount” will be equal to, with respect to any business as of any calculation date, the sum of:

●	the contribution-based profit (as described below) of such business as of such calculation date, which will be calculated upon the occurrence of any trigger event with respect to such business; plus

●	the excess of the cumulative gains and losses of our company (as described below) over the high water mark (as described below) as of such calculation date, which will only be calculated upon the occurrence of a sale event with respect to such business, and not on a holding event (we generally expect this component to be the most significant component in calculating total profit allocation amount).

Specifically, manager’s profit allocation will be calculated and paid as follows:

●	manager’s profit allocation will not be paid with respect to a trigger event relating to any business if the total profit allocation amount, as of any calculation date, with respect to such business does not exceed such business’ level 1 hurdle amount (based on an 8% annualized hurdle rate, as described below), as of such calculation date; and

●	manager’s profit allocation will be paid with respect to a trigger event relating to any business if the total profit allocation amount, as of any calculation date, with respect to such business exceeds such business’ level 1 hurdle amount, as of such calculation date. Our manager’s profit allocation to be paid with respect to such calculation date will be equal to the sum of the following:

o	100% of such business’ total profit allocation amount, as of such calculation date, with respect to that portion of the total profit allocation amount that exceeds such business’ level 1 hurdle amount (\but is less than or equal to such business’ level 2 hurdle amount (which is based on a 10% annualized hurdle rate, as described below), in each case, as of such calculation date. We refer to this portion of the total profit allocation amount as the “catch-up.” The “catch-up” is intended to provide our manager with an overall profit allocation of 20% of the business’ total profit allocation amount until such business’ level 2 hurdle amount has been reached; plus

o	20% of the total profit allocation amount, as of such calculation date, that exceeds such business’ level 2 hurdle amount as of such calculation date; minus

o	the high water mark allocation, if any, as of such calculation date. The effect of deducting the high water mark allocation is to take into account profit allocations our manager has already received in respect of past gains attributable to previous sale events.

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

Company A’s contribution-based profit since acquisition is $5

Year 6:

Company B’s contribution-based profit since acquisition is $7

Company B’s average allocated share of our consolidated net equity over its ownership is $25

Company B’s holding period in quarters is 20

Company B’s cumulative gains and losses are $20

Manager elects to have holding period measured for purposes of profit allocation for Company B

Quarterly management fee:		Year 4 A, due to sale	Year 6 B, due to 5 year hold
1	Contribution-based profit since acquisition for respective subsidiary	$5	$7
2	Gain/ Loss on sale of company	25	0
3	Cumulative gains and losses	25	20
4	High water mark prior to transaction	0	20
5	Total Profit Allocation Amount (Line 1 + Line 3)	30	27
6	Business’ holding period in quarters since ownership or last measurement due to holding event	12	20
7	Business’ average allocated share of consolidated net equity	50	25
8	Business’ level 1 hurdle amount (2.00% * Line 6 * Line 7)	12	10
9	Business’ excess over level 1 hurdle amount (Line 5 – Line 8)	18	17
10	Business’ level 2 hurdle amount (125% * Line 8)	15	12.5
11	Allocated to manager as “catch-up” (Line 10 – Line 8)	3	2.5
12	Excess over level 2 hurdle amount (Line 9 – Line 11)	15	14.5
13	Allocated to manager from excess over level 2 hurdle amount (20% * Line 12)	3	2.9
14	Cumulative allocation to manager (Line 11 + Line 13)	6	5.4
15	High water mark allocation (20% * Line 4)	0	4
16	Manager’s Profit Allocation for Current Period (Line 14 – Line 15,> 0)	$6	$1.4

For purposes of calculating profit allocation:

●	An entity’s “adjusted net assets” will be equal to, as of any date, the sum of (i) such entity’s consolidated total assets (as determined in accordance with GAAP) as of such date, plus (ii) the absolute amount of such entity’s consolidated accumulated amortization of intangibles (as determined in accordance with GAAP) as of such date, minus (iii) the absolute amount of such entity’s adjusted total liabilities as of such date.

●	An entity’s “adjusted total liabilities” will be equal to, as of any date, such entity’s consolidated total liabilities (as determined in accordance with GAAP) as of such date after excluding the effect of any outstanding third party indebtedness of such entity.

●	A business’ “allocated share of our company’s overhead” will be equal to, with respect to any measurement period as of any calculation date, the aggregate amount of such business’ quarterly share of our company’s overhead for each fiscal quarter ending during such measurement period.

●	A business’ “average allocated share of our consolidated equity” will be equal to, with respect to any measurement period as of any calculation date, the average (i.e., arithmetic mean) of a business’ quarterly allocated share of our consolidated equity for each fiscal quarter ending during such measurement period.

●	“Capital gains” (i) means, with respect to any entity, capital gains (as determined in accordance with GAAP) that are calculated with respect to the sale of capital stock or assets of such entity and which sale gave rise to a sale event and the calculation of profit allocation and (ii) will be equal to the amount, adjusted for minority interests, by which (x) the net sales price of such capital stock or assets, as the case may be, exceeded (y) the net book value (as determined in accordance with GAAP) of such capital stock or assets, as the case may be, at the time of such sale, as reflected on our company’s consolidated balance sheet prepared in accordance with GAAP; provided, that such amount shall not be less than zero.

●	“Capital losses” (i) means, with respect to any entity, capital losses (as determined in accordance with GAAP) that are calculated with respect to the sale of capital stock or assets of such entity and which sale gave rise to a sale event and the calculation of profit allocation and (ii) will be equal to the amount, adjusted for minority interests, by which (x) the net book value (as determined in accordance with GAAP) of such capital stock or assets, as the case may be, at the time of such sale, as reflected on our consolidated balance sheet prepared in accordance with GAAP, exceeded (y) the net sales price of such capital stock or assets, as the case may be; provided, that such absolute amount thereof shall not be less than zero.

●	Our “consolidated net equity” will be equal to, as of any date, the sum of (i) our consolidated total assets (as determined in accordance with GAAP) as of such date, plus (ii) the aggregate amount of asset impairments (as determined in accordance with GAAP) that were taken relating to any businesses owned by us as of such date, plus (iii) our consolidated accumulated amortization of intangibles (as determined in accordance with GAAP), as of such date minus (iv) our consolidated total liabilities (as determined in accordance with GAAP) as of such date.

●	A business’ “contribution-based profits” will be equal to, for any measurement period as of any calculation date, the sum of (i) the aggregate amount of such business’ net income (loss) (as determined in accordance with GAAP and as adjusted for minority interests) with respect to such measurement period (without giving effect to (x) any capital gains or capital losses realized by such business that arise with respect to the sale of capital stock or assets held by such business and which sale gave rise to a sale event and the calculation of profit allocation or (y) any expense attributable to the accrual or payment of any amount of profit allocation or any amount arising under the supplemental put agreement, in each case, to the extent included in the calculation of such business’ net income (loss)), plus (ii) the absolute aggregate amount of such business’ loan expense with respect to such measurement period, minus (iii) the absolute aggregate amount of such business’ allocated share of our company’s overhead with respect to such measurement period.

●	Our “cumulative capital gains” will be equal to, as of any calculation date, the aggregate amount of capital gains realized by our company as of such calculation date, after giving effect to any capital gains realized by our company on such calculation date, since its inception.

●	Our “cumulative capital losses” will be equal to, as of any calculation date, the aggregate amount of capital losses realized by our company as of such calculation date, after giving effect to any capital losses realized by our company on such calculation date, since its inception.

●	Our “cumulative gains and losses” will be equal to, as of any calculation date, the sum of (i) the amount of cumulative capital gains as of such calculation date, minus (ii) the absolute amount of cumulative capital losses as of such calculation date.

●	The “high water mark” will be equal to, as of any calculation date, the highest positive amount of capital gains and losses as of such calculation date that were calculated in connection with a qualifying trigger event that occurred prior to such calculation date.

●	The “high water mark allocation” will be equal to, as of any calculation date, the product of (i) the amount of the high water mark as of such calculation date, multiplied by (ii) 20%.

●	A business’ “level 1 hurdle amount” will be equal to, as of any calculation date, the product of (i) (x) the quarterly hurdle rate of 2.00% (8% annualized), multiplied by (y) the number of fiscal quarters ending during such business’ measurement period as of such calculation date, multiplied by (ii) a business’ average allocated share of our consolidated equity for each fiscal quarter ending during such measurement period.

●	A business’ “level 2 hurdle amount” will be equal to, as of any calculation date, the product of (i) (x) the quarterly hurdle rate of 2.5% (10% annualized, which is 125% of the 8% annualized hurdle rate), multiplied by (y) the number of fiscal quarters ending during such business’ measurement period as of such calculation date, multiplied by (ii) a business’ average allocated share of our consolidated equity for each fiscal quarter ending during such measurement period.

●	A business’ “loan expense” will be equal to, with respect to any measurement period as of any calculation date, the aggregate amount of all interest or other expenses paid by such business with respect to indebtedness of such business to either our company or other company businesses with respect to such measurement period.

●	The “measurement period” will mean, with respect to any business as of any calculation date, the period from and including the later of (i) the date upon which we acquired a controlling interest in such business and (ii) the immediately preceding calculation date as of which contribution-based profits were calculated with respect to such business and with respect to which profit allocation were paid (or, at the election of the allocation member, deferred) by our company up to and including such calculation date.

●	Our company’s “overhead” will be equal to, with respect to any fiscal quarter, the sum of (i) that portion of our operating expenses (as determined in accordance with GAAP) (without giving effect to any expense attributable to the accrual or payment of any amount of profit allocation or any amount arising under the supplemental put agreement to the extent included in the calculation of our operating expenses), including any management fees actually paid by our company to our manager, with respect to such fiscal quarter that are not attributable to any of the businesses owned by our company (i.e., operating expenses that do not correspond to operating expenses of such businesses with respect to such fiscal quarter), plus (ii) our accrued interest expense (as determined in accordance with GAAP) on any outstanding third party indebtedness of our company with respect to such fiscal quarter, minus (iii) revenue, interest income and other income reflected in our unconsolidated financial statements as prepared in accordance with GAAP.

●	A “qualifying trigger event” will mean, with respect to any business, a trigger event that gave rise to a calculation of total profit allocation with respect to such business as of any calculation date and (ii) where the amount of total profit allocation so calculated as of such calculation date exceeded such business’ level 2 hurdle amount as of such calculation date.

●	A business’ “quarterly allocated share of our consolidated equity” will be equal to, with respect to any fiscal quarter, the product of (i) our consolidated net equity as of the last day of such fiscal quarter, multiplied by (ii) a fraction, the numerator of which is such business’ adjusted net assets as of the last day of such fiscal quarter and the denominator of which is the sum of (x) our adjusted net assets as of the last day of such fiscal quarter, minus (y) the aggregate amount of any cash and cash equivalents as such amount is reflected on our consolidated balance sheet as prepared in accordance with GAAP that is not taken into account in the calculation of any business’ adjusted net assets as of the last day of such fiscal quarter.

●	A business’ “quarterly share of our company’s overhead” will be equal to, with respect to any fiscal quarter, the product of (i) the absolute amount of our company’s overhead with respect to such fiscal quarter, multiplied by (ii) a fraction, the numerator of which is such business’ adjusted net assets as of the last day of such fiscal quarter and the denominator of which is our adjusted net assets as of the last day of such fiscal quarter.

●	An entity’s “third party indebtedness” means any indebtedness of such entity owed to any third party lenders that are not affiliated with such entity.

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

Our company’s obligations under the put provision of our operating agreement are absolute and unconditional. In addition, our company will be subject to certain obligations and restrictions upon exercise of our manager’s put right until such time as our company’s obligations under the put provision of our operating agreement, including any related note, have been satisfied in full, including:

●	subject to our company’s right to issue a note in the circumstances described above, our company must use commercially reasonable efforts to raise sufficient debt or equity financing to permit our company to pay the put price or note when due and obtain approvals, waivers and consents or otherwise remove any restrictions imposed under contractual obligations or applicable law or regulations that have the effect of limiting or prohibiting our company from satisfying its obligations under the supplemental put agreement or note;

●	our manager will have the right to have a representative observe meetings of our company’s board of directors and have the right to receive copies of all documents and other information furnished to the board of directors;

●	our company and its businesses will be restricted in their ability to sell or otherwise dispose of their property or assets or any businesses they own and in their ability to incur indebtedness (other than in the ordinary course of business) without granting a lien on the proceeds therefrom to our manager, which lien will secure our company’s obligations under the put provision of our operating agreement or note; and

●	our company will be restricted in its ability to (i) engage in certain mergers or consolidations, (ii) sell, transfer or otherwise dispose of all or a substantial part of its business, property or assets or all or a substantial portion of the stock or beneficial ownership of its businesses or a portion thereof, (iii) liquidate, wind-up or dissolve, (iv) acquire or purchase the property, assets, stock or beneficial ownership or another person, or (v) declare and pay distributions on the series A preferred shares, if and when they are issued, and distributions to our common shareholders.

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

LAND MANAGEMENT SERVICE BUSINESS

Overview

On March 3, 2017, we completed the acquisition of Neese. Headquartered in Grand Junction, Iowa and founded in 1991, Neese is an established business specializing in providing a wide range of land application services and selling equipment and parts, primarily to the agricultural industry, but also to the construction and lawn and garden industries. Neese’s revenue mix is composed of waste disposal and a variety of agricultural services, wholesaling of agricultural equipment and parts, local trucking services, various shop services, and other products and services. Services to the local agricultural and farming communities include manure spreading, land rolling, bin whipping, cleaning of bulk storage bins and silos, equipment rental, trucking, vacuuming, building erection, and others.

Neese carries high-quality farm and ranch equipment from prominent manufacturers, including Buhler Versatile Tractors, Harvest International, Nuhn Industries Ltd., Twinstar, Fantini, Loftness, Roto-Grind, Sage Oil Vac, Dixie Chopper, and many others.

Products and Services

Waste Disposal and Land Application Services

Neese’s largest revenue source is providing waste disposal and land application services, primarily for the agricultural industry, and to a lesser extent, industrial and municipal customers. Services to the local agricultural and farming communities include manure spreading and land rolling. Neese also has a fleet of trucks that haul products for a variety of customers. Service revenues accounted for approximately 65.9% and 63.2% of Neese’s total revenues for the years ended December 31, 2019 and 2018, respectively.

Equipment and Parts Sales

Neese sells a wide range of farm and agricultural equipment. Some of the major brands offered include, but are not limited to, the following:

●	Versatile Tractors, which have a heavy frame and powerful Cummins QSX 15-liter engine that are hard working with the lugging power to pull pans and clear land;

●	Harvest International, which is a leading manufacturer of grain augers and grain handling equipment;

●	Nuhn Industries Ltd., which is a leading manufacturer of liquid manure spreaders, liquid manure agitators, liquid manure pumps, and manure hauling equipment;

●	Twinstar Basket rakes, which are designed to produce the highest quality hay;

●	Fantini, which is a leading company in the production of corn and sunflower headers;

●	Loftness crop shredders and grain baggers;

●	Roto-Grind grain handling and storage equipment;

●	Dixie Chopper, marketed as the world’s fastest lawnmower; and

●	Sage Oil Vac’s innovative, alternative fluid handling systems.

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

Supplier	Relationship Established (Year)	Product or Service Supplied	Total Purchases (2018)	Total Purchases (2019)	Percent of 2019 Purchases
Nuhn Industries	2002	Agricultural Equipment	$942,611	$719,058	20.0%
Quick Oil Co.	1993	Fuel	662,001	570,226	15.9%
Wellmark	2004	Health insurance	239,700	249,544	6.9%
Meyer Mfg	1993	Agricultural Equipment	128,706	180,776	5.0%
ComData	2009	Fuel purchases	160,876	102,006	2.8%
EMC	2018	Company insurance	96,982	77,438	2.2%
Auto owners ins.	1993	Company insurance	154,282	58,795	1.6%

Products are purchased from these suppliers on an at-will basis. Such manufacturers could discontinue sales to Neese at any time or upon short notice. If any of these suppliers discontinued selling or were unable to continue selling to Neese, there could be a material adverse effect on our business and results of operations.

Relationships with suppliers are subject to change from time to time. Changes in Neese’s relationships with suppliers occur periodically, and could positively or negatively impact our net sales and operating profits. Please see Item 1A. “Risk Factors—Risks Related to Land Management Services Business—We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us.” However, we believe that we can be successful in mitigating negative effects resulting from unfavorable changes in the relationships between Neese and its suppliers through, among other things, the development of new or expanded supplier relationships.

Sales and Marketing

Neese relies primarily on the following methods to generate new business:

●	one inside salesperson;
●	the founders’ business development efforts;
●	a corporate website: www.neeseinc.com;
●	advertising in local/regional trade publications and newspapers;
●	attending agricultural trade shows; and
●	customer referrals.

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

Customers and Markets

Neese currently serves approximately 580 active accounts. The end user market is the agricultural industry (livestock and crop production markets). Neese also performs work for and sells to industrial and municipal customers. The general service area is within a 60-mile radius of Neese’s headquarters in Grand Junction, Iowa.

We believe that Neese’s established customer base is a strong asset that contributes to its stability and presents opportunities for sales growth. Neese has a diversified customer base without reliance on several large customers. For the year ended December 31, 2019, one customer accounted for more than 10% of sales, and the next largest customer accounted for 3.4% of sales.

Competition

The U.S. farm and garden equipment wholesalers industry includes manufacturers’ wholesale sales branches as well as retail dealers in farm equipment, which are grouped with wholesalers because their products are sold primarily for business use rather than personal or household use. Large distributors have few economies of scale but can offer customers a wider range of products. Small distributors can compete successfully by holding exclusive territory rights to popular products.

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

●	Name and reputation: We believe that Neese enjoys a long-standing (25-year) reputation for its focus on offering a full line of new and used farm equipment and parts, and providing superior waste hauling, land application, and other services with competitive pricing and superior customer service.

●	Strong customer relationships: We believe that Neese has strong ties to hundreds of agricultural, industrial, and municipal organizations throughout its marketplace.

●	Highly trained and professional staff: We believe that Neese’s personnel are its most important asset. Neese employs dedicated and highly skilled professionals who have extensive industry experience. In order to ensure that customers receive the most efficient and cost-effective service, Neese provides continuous safety and management training to its dedicated team of professionals.

Growth Strategies

We will strive to grow Neese’s business by pursuing the following growth strategies.

●	Expansion of product and service lines. Neese plans to continue expanding its product and service lines based on management’s assessment of customer needs.

●	Expansion of trucking services. Neese has increased its trucking business with a fleet of 13 trucks that it owns. The trucking business increases revenue during times when waste hauling is not as busy.

●	Increased sales and marketing. Neese also plans to continue spending additional resources on sales and marketing personnel and strategies in order to secure new client accounts.

Intellectual Property

We do not own or license any material intellectual property in connection with the operation of Neese.

Employees

As of December 31, 2019, Neese employed 29 full-time employees, as depicted in the table below.

Department/Function	Employees
Management	2
Office Employees	5
Truck Drivers	7
Mechanics	2
General Labor	7
Sales	1
Product Supervisors	5
TOTALS	29

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

RETAIL AND APPLIANCES BUSINESS

Overview

On April 5, 2019, we completed the acquisition of substantially all of the assets of Goedeker Television through our subsidiary Goedeker, which now operates the prior business of Goedeker Television, a Missouri corporation founded in 1951. Headquartered in St. Louis, Missouri, Goedeker is a one-stop e-commerce destination for home furnishings, including appliances, furniture, bath and kitchen fixtures, décor, lighting and home goods. Goedeker has evolved from a local brick and mortar operation serving the St. Louis metro area to a large nationwide omnichannel retailer. While Goedeker still maintains its St. Louis showroom, over 90% of sales are placed through its website at www.goedekers.com. Goedeker offers over 227,000 SKUs organized by category and product features, providing visitors to the site an easy to navigate shopping experience.

Through its e-commerce business model, Goedeker offers a one-stop online marketplace for consumers looking for variety, style, service and value when shopping for nearly any home product need. Goedeker is focused on bringing its customers an experience that is at the forefront of shopping online for the home. Goedeker has built a large online selection of appliances, furniture, bath and kitchen fixtures, décor, lighting and home goods. It is able to offer this vast selection of products because it holds minimal inventory. Goedeker specializes in the home category and this has enabled it to build a shopping experience and logistics infrastructure that is tailored to the unique characteristics of its market.

The delivery experience and overall customer service that Goedeker offers its shoppers are central to its business. Goedeker purchases inventory only after a sale has been made through its website. This allows Goedeker to tightly manage its inventory and warehouse space while still providing customers quick delivery times and control over the entire process. About 90% of appliances flow through Goedeker’s warehouse while almost all furniture is drop shipped to the customer. All inventory is managed with a barcode system and is automatically tracked through Goedeker’s Microsoft Dynamics GP ERP system.

Products

Appliances

The appliance category is Goedeker’s largest revenue source, with a long history of selling these products and serving the distinct needs of consumers looking to replace or add to their home appliances. Goedeker offers roughly 22,000 appliance SKUs from all mainline original equipment manufacturers, including refrigerators, stoves, ovens, dishwashers, microwaves, washers and dryers. Sales of appliances accounted for approximately 82.2% of Goedeker’s revenues for the period from acquisition (April 5, 2019) to December 31, 2019.

Furniture

Goedeker began selling furniture online in 2015 and currently offers approximately 148,000 SKUs from over 340 furniture vendors. Furniture is the second largest product category. The organization of product by type and characteristics makes for a rich and pleasurable shopping experience in a complicated product category. Sales of furniture accounted for approximately 12.7% of Goedeker’s revenues for the period from acquisition (April 5, 2019) to December 31, 2019.

Other Products

Goedeker offers a broad assortment of products in the décor, bed & bath, lighting, outdoor living and electronics categories. While these are not individually high-volume categories, they complement the appliance and furniture categories to produce a one-stop home goods offering for customers. Other sales accounted for approximately 5.1% of Goedeker’s revenues for the period from acquisition (April 5, 2019) to December 31, 2019.

Pricing

We believe that Goedeker’s pricing model is one of its largest competitive differentiators as Goedeker strives to be the low price in the market. Goedeker’s team tracks pricing daily on more than 22,000 appliance SKUs, comparing prices withal major online competitors. Adjustments are made daily to ensure Goedeker has the low-price option in the market and is best positioned to convert customers once they arrive at Goedeker.

Vendor/Supplier Relationships

Goedeker offers more than 1,000 vendors and over 227,000 SKUs available for purchase through www.goedekers.com. This depth of vendor relationships gives consumers numerous options in all product categories resulting in a true one-stop shopping destination. Goedeker’s key vendors and suppliers are listed in the table below.

Supplier	Total Purchases (2018)	Total Purchases (2019)	Percent of Purchases (2019)
Whirlpool	$19,812,400	$17,337,900	44.1%
General Electric	4,214,400	2,528,000	6.4%
Bosch	3,671,200	2,479,800	6.3%
Electrolux	2,647,100	2,081,600	5.3%
LG	2,097,900	1,980,200	5.0%
Samsung	3,479,000	1,481,400	3.8%

Products are purchased from these suppliers on an at-will basis. Relationships with suppliers are subject to change from time to time. Changes in Goedeker’s relationships with suppliers occur periodically and could positively or negatively impact its net sales and operating profits. Please see Item 1A. “Risk Factors—Risks Related to Retail and Appliances Business.” However, we believe that Goedeker can be successful in mitigating negative effects resulting from unfavorable changes in the relationships between Goedeker and its suppliers through, among other things, the development of new or expanded supplier relationships.

Sales and Marketing

Email

Goedeker leverages its extensive data base of approximately 198,000 past and potential opt in customers with email marketing to produce targeted messaging at a mass level. The marketing team produces three new email messages per week, utilizing in-house graphic design, copy and editing resources. The messaging ranges from themes such as seasonal, category and product messaging to a simple thank you note shortly after a purchase is made. Not all people in the data base receive all emails, but roughly 1/3 of them will receive at least one e-mail per week. The messaging is targeted based on past order activity, order frequency, customer preferences of product or category and shopping cart abandonment.

As an incentive for opting into Goedeker’s mailing list, it provides customers with a $20 discount coupon on orders of $850 or more. Because a vast majority of new subscribers are one step away from making a purchase, Goedeker has been successful with this promotion in converting “browsers” to “buyers.”

Social Media

Goedeker has utilized social media sparingly to drive traffic and build brand awareness, primarily through Facebook, Pinterest, Instagram and Twitter. Goedeker believes that there is great potential with social media as a brand-building tool, but has been reluctant to increase spending in this area as the marketing focus has been on conversions and sales over brand. However, Goedeker anticipates that social media will become a growing focus for its marketing spend.

Social Media Paid Advertising

Goedeker currently utilizes paid advertising on Google, Facebook and Bing. The majority of its add spending is centered on Google Shopping which lets Goedeker leverage its competitive pricing in the final stage of a customer’s buying journey. Goedeker utilizes Facebook Ads largely as a retargeting platform to stay in touch with recent website browsers as well as past customers.

Affiliate Marketing

Goedeker has invested in affiliate marketing in the past, but has since scaled back this effort. Certain states have been targeting online companies and charging sales tax on sales passed through by affiliate residents of such state. Goedeker found that the administrative burden and tax impact of revenue generated by many of the affiliates outweighed the benefits. As of the date of this report, Goedeker has only one affiliate marketing relationship remaining with 200 affiliate publishers.

Customers and Markets

Goedeker has an extensive data base of approximately 198,000 past and potential opt in customers. Goedeker caters to highly educated, mature individuals with disposable income. The average shopper is between 40 and 60 years old, lived in a single-family domicile and is a home owner. Approximately one-half of Goedeker’s clientele has an annual income in excess of $100,000, which allows them to take advantage of Goedeker’s premium product offerings.

Competition

Goedeker competes with numerous companies that offer similar products. We believe that Goedeker’s primary competitive advantage is its decades-long, superior reputation for high quality products, service, and reliability.

Appliances

The U.S. appliance market in general is highly fragmented with thousands of local and regional retailers competing for share in what has historically been a high touch sale process with strict showroom requirements. Goedeker’s main competitors in the appliance market include Lowe’s, Home Depot, AJ Madison, Appliance Connection, and US Appliance.

While the broader consumer electronics category is fairly cyclical following general economic waves, the major appliance category is a very steady performer within this group. The shifting landscape to online sales in the segment is providing a significant market share capture and positioning opportunity for companies. Goedeker has and is continuing to capitalize on this market shift.

Furniture and Homewares

Although consolidation in the U.S. furniture and homeware market continues to progress, the industry is still relatively fragmented compared to other retail subsectors of similar market value. Goedeker’s main competitors in the furniture and homewares market include Wayfair and Ashley Home Stores.

Much like the appliance market, the shifting landscape to online sales in the segment is providing a significant market share capture and positioning opportunity for companies, led by giants such as Wayfair and Amazon. Goedeker has and is continuing to capitalize on this market shift.

Competitive Strengths

Based on management’s belief and experience in the industry, we believe that the following competitive strengths enable Goedeker to compete effectively.

●	Name and reputation: We believe that Goedeker enjoys a long-standing (50+ years) reputation for its focus on offering a full line of appliances and other home furnishings with competitive pricing and superior customer service.

●	Strong customer relationships: Goedeker caters to the committed shopper who is interested in purchasing top-of-the-line appliances, furniture and other home goods at low prices. We believe that these customers value Goedeker’s dedication to providing outstanding customer service and repeatedly use Goedeker for their home product needs.

●	Highly trained and professional staff: We believe that Goedeker’s personnel are its most important asset. Goedeker has an internal sales support team of five personnel who are trained to educate and support customers when selecting and buying products. Approximately 40% of customer orders consist of a phone conversation with a Goedeker sales team member which becomes a differentiator when competing with online only companies.

Growth Strategies

We will strive to grow Goedeker’s business by pursuing the following growth strategies.

●	Expand in the commercial market. Goedeker has directed all marketing efforts toward the consumer. With remodels and new home construction, there is opportunity to market to home builders, contractors and interior designers who are making or influencing the purchasing decision for many consumers. We believe that Goedeker’s low price business model would be received well by this market, creating substantial revenue opportunities and more repeat business.

●	Ride the wave of online retail. Online retail has grown significantly in the past few years. As this market evolves, we expect that consumers will become even more comfortable with large online purchasers like major appliances. We believe that Goedeker is well positioned to naturally benefit from the growth in online retail.

●	Expand category management. Goedeker has expanded from online appliances to furniture and other categories while maintaining management headcount. Management feels that committing dedicated resources to each category and building them out in business unit fashion will not only drive revenue but increase and stabilize margins.

●	Warehouse expansion. Goedeker is operating from a converted retail space with confined square footage. With additional warehouse operations, Goedeker could take advantage of buying opportunities and capture time-sensitive customers more frequently.

●	Open on Sundays. Goedeker’s store, customer support and warehouse operations have traditionally been closed on Sundays. We intend to begin opening operations on this busy shopping day which we expect to generate additional sales.

Intellectual Property

Goedeker has several domain names, including for its www.goedekers.com website. It does not own or license any other material intellectual property in connection with the operation of Goedeker.

Employees

As of December 31, 2019, Goedeker employed 72 full-time employees.

Department/Function	Employees
Accounting/Finance	11
Sales and Marketing	12
Customer Service	10
Human Resources	1
Information Technology	13
Product Data Management	7
Purchasing	5
Warehouse	13
TOTALS	72

None of Goedeker’s employees are represented by labor unions, and we believe that it has an excellent relationship with its employees.

Regulation

Goedeker’s business is subject a variety of laws and regulations applicable to companies conducting business on the Internet. Jurisdictions vary as to how, or whether, existing laws governing areas such as personal privacy and data security, consumer protection or sales and other taxes, among other areas, apply to the Internet and e-commerce, and these laws are continually evolving. For example, certain applicable privacy laws and regulations require Goedeker to provide customers with its policies on sharing information with third parties, and advance notice of any changes to these policies. Related laws may govern the manner in which Goedeker stores or transfers sensitive information or impose obligations on Goedeker in the event of a security breach or inadvertent disclosure of such information. Additionally, tax regulations in jurisdictions where Goedeker does not currently collect state or local taxes may subject it to the obligation to collect and remit such taxes, or to additional taxes, or to requirements intended to assist jurisdictions with their tax collection efforts. New legislation or regulation, the application of laws from jurisdictions whose laws do not currently apply to Goedeker’s business, or the application of existing laws and regulations to the Internet and e-commerce generally could result in significant additional taxes on Goedeker’s business. Further, Goedeker could be subject to fines or other payments for any past failures to comply with these requirements. The continued growth and demand for e-commerce is likely to result in more laws and regulations that impose additional compliance burdens on e-commerce companies.

ITEM 1A.	RISK FACTORS.

An investment in our securities involves a high degree of risk. You should carefully read and consider all of the risks described below, together with all of the other information contained or referred to in this report, before making an investment decision with respect to our securities. If any of the following events occur, our financial condition, business and results of operations (including cash flows) may be materially adversely affected. In that event, the market price of our shares could decline, and you could lose all or part of your investment.

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

We will consider other acquisitions that we believe will complement, strengthen and enhance our growth. We evaluate opportunities on a preliminary basis from time to time, but these transactions may not advance beyond the preliminary stages or be completed. Such acquisitions are subject to various risks and uncertainties, including:

●	the inability to integrate effectively the operations, products, technologies and personnel of the acquired companies (some of which are in diverse geographic regions) and achieve expected synergies;

●	the potential disruption of existing business and diversion of management’s attention from day-to-day operations;

●	the inability to maintain uniform standards, controls, procedures and policies;

●	the need or obligation to divest portions of the acquired companies;

●	the potential failure to identify material problems and liabilities during due diligence review of acquisition targets;

●	the potential failure to obtain sufficient indemnification rights to fully offset possible liabilities associated with acquired businesses; and

●	the challenges associated with operating in new geographic regions.

We are a new company with limited history and we may not be able to manage our future businesses on a profitable basis.

We were formed on January 22, 2013 and operated a management consulting business from inception through October 3, 2017. On March 3, 2017, we acquired Neese, which is a business that provides a wide range of products and services for the agriculture, construction, lawn and garden industries. On April 5, 2019, we acquired the assets of Goedeker Television, a one-stop e-commerce destination for home furnishings, including appliances, furniture, bath and kitchen fixtures, décor, lighting and home goods. We plan to acquire additional operating businesses in the future. Our manager will manage the day-to-day operations and affairs of our company and oversee the management and operations of our future businesses, subject to the oversight of our board of directors. If we do not develop effective systems and procedures, including accounting and financial reporting systems, to manage our operations as a consolidated public company, we may not be able to manage the combined enterprise on a profitable basis, which could adversely affect our ability to pay distributions to our shareholders.

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

The future success of Neese, Goedeker and our future businesses also depends on the respective management teams of those businesses because we intend to operate our businesses on a stand-alone basis, primarily relying on their existing management teams for day-to-day operations. Consequently, their operational success, as well as the success of any organic growth strategy, will be dependent on the continuing efforts of the management teams of our future businesses. We will seek to provide these individuals with equity incentives in our company and to have employment agreements with certain persons we have identified as key to their businesses. However, these measures may not prevent these individuals from leaving their employment. The loss of services of one or more of these individuals may materially adversely affect our financial condition, business and results of operations.

We may experience difficulty as we evaluate, acquire and integrate businesses that we may acquire, which could result in drains on our resources, including the attention of our management, and disruptions of our on-going business.

We intend to acquire small businesses in various industries. Generally, because such businesses are privately held, we may experience difficulty in evaluating potential target businesses as much of the information concerning these businesses is not publicly available. Therefore, our estimates and assumptions used to evaluate the operations, management and market risks with respect to potential target businesses may be subject to various risks and uncertainties. Further, the time and costs associated with identifying and evaluating potential target businesses and their industries may cause a substantial drain on our resources and may divert our management team’s attention away from the operations of our businesses for significant periods of time.

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

In order to make future acquisitions, we intend to raise capital primarily through debt financing, primarily at our operating company level, additional equity offerings, the sale of equity or assets of our businesses, offering equity in our company or our businesses to the sellers of target businesses or by undertaking a combination of any of the above. Because the timing and size of acquisitions cannot be readily predicted, we may need to be able to obtain funding on short notice to benefit fully from attractive acquisition opportunities. Such funding may not be available on acceptable terms. In addition, the level of our indebtedness may impact our ability to borrow at our company level. The sale of additional shares of any class of equity will also be subject to market conditions and investor demand for such shares at prices that may not be in the best interest of our shareholders. These risks may materially adversely affect our ability to pursue our acquisition strategy.

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

Companies that file reports with the Securities and Exchange Commission, or the SEC, including us, are subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404. SOX 404 requires management to establish and maintain a system of internal control over financial reporting and annual reports on Form 10-K filed under the Securities Exchange Act of 1934, as amended, or the Exchange Act, to contain a report from management assessing the effectiveness of a company’s internal control over financial reporting. Separately, under SOX 404, as amended by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, public companies that are large accelerated filers or accelerated filers must include in their annual reports on Form 10-K an attestation report of their regular auditors attesting to and reporting on management’s assessment of internal control over financial reporting. Non-accelerated filers and smaller reporting companies, like us, are not required to include an attestation report of their auditors in annual reports.

A report of our management is included under Item 9A. “Controls and Procedures.” We are a smaller reporting company and, consequently, are not required to include an attestation report of our auditor in our annual report. However, if and when we become subject to the auditor attestation requirements under SOX 404, we can provide no assurance that we will receive a positive attestation from our independent auditors.

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2019, management identified material weaknesses. These material weaknesses were associated with our lack of (i) appropriate policies and procedures to evaluate the proper accounting and disclosures of key documents and agreements, (ii) adequate segregation of duties with our limited accounting personnel and reliance upon outsourced accounting services and (iii) sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of GAAP commensurate with our financial reporting requirements. We are undertaking remedial measures, which measures will take time to implement and test, to address these material weaknesses. There can be no assurance that such measures will be sufficient to remedy the material weaknesses identified or that additional material weaknesses or other control or significant deficiencies will not be identified in the future. If we continue to experience material weaknesses in our internal controls or fail to maintain or implement required new or improved controls, such circumstances could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements, or adversely affect the results of periodic management evaluations and, if required, annual auditor attestation reports. Each of the foregoing results could cause investors to lose confidence in our reported financial information and lead to a decline in our share price.

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

Our Chief Executive Officer owns 2,625,000 common shares, or approximately 82.92% of our outstanding common shares. Our Chief Executive Officer also controls our manager. As a result, our Chief Executive Officer is able to elect all of our directors, appoint all of our officers, control the shareholder vote on any major decision or corporate action and control our operations. Our Chief Executive Officer can unilaterally decide major corporate actions such as mergers, acquisitions, future securities offerings, amendments to our operating agreement and other significant company events. Our Chief Executive Officer’s unilateral control over us could decrease the price and marketability of our common shares.

If we are unable to generate sufficient cash flow from the anticipated future dividends and interest payments that we expect to receive from Neese, Goedeker or our future businesses, we may not be able to make distributions to our shareholders.

We expect that our company’s primary business will be the holding and managing of controlling interests in Neese, Goedeker and the other operating businesses that we expect to acquire in the future. Therefore, we will be dependent upon the ability of our businesses to generate cash flows and, in turn, distribute cash to us in the form of interest and principal payments on indebtedness and distributions on equity to enable us, first, to satisfy our financial obligations including payment of the distributions on the series A preferred shares if and when they are issued and, second, to make other distributions to our common shareholders. The ability of our future businesses to make payments to us may also be subject to limitations under laws of the jurisdictions in which they are incorporated or organized. If, as a consequence of these various restrictions or otherwise, we are unable to generate sufficient cash flow from our businesses, we may not be able to declare, or may have to delay or cancel payment of, distributions on the series A preferred shares, if and when they are issued, and distributions to our common shareholders.

In addition, the put price and profit allocation will be payment obligations of our company and, as a result, will be senior in right to the payment of any distributions to our shareholders. Further, we are required to make a profit allocation to our manager upon satisfaction of applicable conditions to payment. See Item 1. “Business—Our Manager—Our Manager as an Equity Holder” for more information about our manager’s put right and profit allocation.

Our existing master lease agreement contains certain terms that could limit our ability to operate and could materially adversely affect our financial condition.

The cash portion of the acquisition of Neese was financed under a capital lease transaction for Neese’s equipment with Utica Leaseco, LLC, pursuant to a master lease agreement, as amended in October 2017, for the purchase of equipment used in our business, under which we are obligated to repay Utica Leaseco, LLC for certain of Neese’s equipment that it leases to 1847 Neese and Neese. In connection with the master lease agreement, we granted Utica Leaseco, LLC a security interest in and lien on all of Neese’s equipment, accounts receivable, general intangibles, inventory and certain other properties.

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

Our revolving loans and term loans contain certain terms that could materially adversely affect our financial condition.

We and our subsidiaries are parties to certain revolving loans and term loans with third parties, which are secured by the assets of our subsidiaries.  The loans agreements contain customary representations, warranties and affirmative and negative financial and other covenants. If an event of default were to occur under any of these loans, the lender thereto may pursue all remedies available to it, including declaring the obligations under its respective loan immediately due and payable, which could materially adversely affect our financial condition. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for further discussion regarding our borrowing activities.

In the future, we may seek to enter into other credit facilities to help fund our acquisition capital and working capital needs. These credit facilities may expose us to additional risks associated with leverage and may inhibit our operating flexibility and reduce cash flow available for payment of the distributions on the series A preferred shares and for other distributions to our shareholders.

We may seek to enter into other credit facilities with third-party lenders to help fund our acquisitions. Such credit facilities will likely require us to pay a commitment fee on the undrawn amount and will likely contain a number of affirmative and restrictive covenants.

If we violate any such covenants, our lenders could accelerate the maturity of any debt outstanding and we may be prohibited from making any distributions to our shareholders. Such debt may be secured by our assets, including the stock we may own in businesses that we may acquire in the future and the rights we have under intercompany loan agreements that we may enter into in the future with our businesses. Our ability to meet our debt service obligations may be affected by events beyond our control and will depend primarily upon cash produced by businesses that we currently manage and may acquire in the future and distributed or paid to our company. Any failure to comply with the terms of our indebtedness may have a material adverse effect on our financial condition.

In addition, we expect that such credit facilities will bear interest at floating rates which will generally change as interest rates change. We will bear the risk that the rates that we are charged by our lenders will increase faster than we can grow the cash flow from our businesses or businesses that we may acquire in the future, which could reduce profitability, materially adversely affect our ability to service our debt, cause us to breach covenants contained in our third-party credit facilities and reduce cash flow available for distribution.

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

If, in the future, we cease to control and operate our businesses or other businesses that we acquire in the future or engage in certain other activities, we may be deemed to be an investment company under the Investment Company Act.

We have the ability to make investments in businesses that we will not operate or control. If we make significant investments in businesses that we do not operate or control, or that we cease to operate or control, or if we commence certain investment-related activities, we may be deemed to be an investment company under the Investment Company Act. Our decision to sell a business will be based upon financial, operating and other considerations rather than a plan to complete a sale of a business within any specific time frame. If we were deemed to be an investment company, we would either have to register as an investment company under the Investment Company Act, obtain exemptive relief from the SEC or modify our investments or organizational structure or our contract rights to fall outside the definition of an investment company. Registering as an investment company could, among other things, materially adversely affect our financial condition, business and results of operations, materially limit our ability to borrow funds or engage in other transactions involving leverage and require us to add directors who are independent of us or our manager and otherwise will subject us to additional regulation that will be costly and time-consuming.

Risks Related to Our Relationship with Our Manager

Termination of the management services agreement will not affect our manager’s rights to receive profit allocations and removal of our manager may cause us to incur significant fees.

Our manager owns all of our allocation shares, which generally will entitle our manager to receive a profit allocation as a form of preferred distribution. In general, this profit allocation is designed to pay our manager 20% of the excess of the gains upon dispositions of our subsidiaries, plus an amount equal to the net income of such subsidiaries since their acquisition by our company, over an annualized hurdle rate. If our manager resigns or is removed, for any reason, it will remain the owner of our allocation shares. It will therefore remain entitled to all profit allocations while it holds our allocation shares regardless of whether it is terminated as our manager. If we terminate our manager, it may therefore be difficult or impossible for us to find a replacement to serve the function of our manager, because we would not be able to force our manager to transfer its allocation shares to a replacement manager so that the replacement manager could be entitled to a profit allocation. Therefore, as a practical matter, it may be difficult for us to replace our manager without its cooperation. If it becomes necessary to replace our manager and we are unable to replace our manager without its cooperation, we may be unable to continue to manage our operations effectively and our business may fail.

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

Although our Chief Executive Officer intends to devote substantially all of his time to the affairs of our company and our manager must present all opportunities that meet our company’s acquisition and disposition criteria to our board of directors, neither our manager nor our Chief Executive Officer is expressly prohibited from investing in or managing other entities. In this regard, the management services agreement and the obligation to provide management services will not create a mutually exclusive relationship between our manager and its affiliates, on the one hand, and our company, on the other. See Item 1. “Business—Our Manager” for more information about our relationship with our manager and our management team.

Our manager need not present an acquisition opportunity to us if our manager determines on its own that such acquisition opportunity does not meet our company’s acquisition criteria.

Our manager will review any acquisition opportunity to determine if it satisfies our company’s acquisition criteria, as established by our board of directors from time to time. If our manager determines, in its sole discretion, that an opportunity fits our criteria, our manager will refer the opportunity to our board of directors for its authorization and approval prior to signing a letter of intent, indication of interest or similar document or agreement. Opportunities that our manager determines do not fit our criteria do not need to be presented to our board of directors for consideration. In addition, upon a determination by our board of directors not to promptly pursue an opportunity presented to it by our manager, in whole or in part, our manager will be unrestricted in its ability to pursue such opportunity, or any part that we do not promptly pursue, on its own or refer such opportunity to other entities, including its affiliates. If such an opportunity is ultimately profitable, we will have not participated in such opportunity. See Item 1. “Business—Our Manager—Acquisition and Disposition Opportunities” for more information about our company’s current acquisition criteria.

Our Chief Executive Officer, Mr. Ellery W. Roberts, controls our manager and, as a result we may have difficulty severing ties with Mr. Roberts.

Under the terms of the management services agreement, our board of directors may, after due consultation with our manager, at any time request that our manager replace any individual seconded to our company, and our manager will, as promptly as practicable, replace any such individual. However, because Mr. Roberts controls our manager, we may have difficulty completely severing ties with Mr. Roberts absent terminating the management services agreement and our relationship with our manager. Further, termination of the management services agreement could give rise to a significant financial obligation of our company, which may have a material adverse effect on our business and financial condition. See Item 1. “Business—Our Manager” for more information about our relationship with our manager.

If the management services agreement is terminated, our manager, as holder of the allocation shares, has the right to cause our company to purchase its allocation shares, which may have a material adverse effect on our financial condition.

If: (i) the management services agreement is terminated at any time other than as a result of our manager’s resignation, subject to (ii); or (ii) our manager resigns, our manager will have the right, but not the obligation, for one year from the date of termination or resignation, as the case may be, to cause our company to purchase the allocation shares for the put price. The put price shall be equal to, as of any exercise date: (i) if we terminate the management services agreement, the sum of two separate, independently made calculations of the aggregate amount of the “base put price amount” as of such exercise date; or (ii) if our manager resigns, the average of two separate, independently made calculations of the aggregate amount of the “base put price amount” as of such exercise date. If our manager elects to cause our company to purchase its allocation shares, we are obligated to do so and, until we have done so, our ability to conduct our business, including our ability to incur debt, to sell or otherwise dispose of our property or assets, to engage in certain mergers or consolidations, to acquire or purchase the property, assets or stock of, or beneficial interests in, another business, or to declare and pay distributions, would be restricted. These financial and operational obligations of our company may have a material adverse effect on our financial condition, business and results of operations. See Item 1. “Business—Our Manager—Our Manager as an Equity Holder—Supplemental Put Provision” for more information about our manager’s put right and our obligations relating thereto, as well as the definition and calculation of the base put price amount.

If the management services agreement is terminated, we will need to change our name and cease our use of the term “1847”, which in turn could have a material adverse impact upon our business and results of operations as we would be required to expend funds to create and market a new name.

Our manager controls our rights to the term “1847” as it is used in the name of our company. Our company and any businesses that we acquire must cease using the term “1847,” including any trademark based on the name of our company that may be licensed to them by our manager under the license provisions of our management services agreement, entirely in their businesses and operations within 180 days of our termination of the management services agreement. The sublicense provisions of the management services agreement would require our company and its businesses to change their names to remove any reference to the term “1847” or any reference to trademarks licensed to them by our manager. This also would require us to create and market a new name and expend funds to protect that name, which may have a material adverse effect on our business and results of operations.

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

Our manager can resign on 120 days’ notice and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could materially adversely affect our financial condition, business and results of operations, as well as the market price of our shares.

Our manager has the right, under the management services agreement, to resign at any time on 120 days written notice, whether we have found a replacement or not. If our manager resigns, we may not be able to contract with a new manager or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 120 days, or at all, in which case our operations are likely to experience a disruption, our financial condition, business and results of operations, as well as our ability to pay distributions are likely to be materially adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management, acquisition activities and supervision of our business is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the experience and expertise possessed by our manager and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our businesses may result in additional costs and time delays that could materially adversely affect our financial condition, business and results of operations as well as the market price of our shares.

The amount recorded for the allocation shares may be subject to substantial period-to-period changes, thereby significantly adversely impacting our results of operations.

Our company will record the allocation shares at the redemption value at each balance sheet date by recording any change in fair value through its income statement as a dividend between net income and net income available to common shareholders. The redemption value of the allocation shares is largely related to the value of the profit allocation that our manager, as holder of the allocation shares, will receive. The redemption value of the allocation shares may fluctuate on a period-to-period basis based on the distributions we pay to our common shareholders, the earnings of our businesses and the price of our common shares, which fluctuation may be significant, and could cause a material adverse effect on our company’s results of operations. See Item 1. “Business—Our Manager—Our Manager as an Equity Holder” for more information about the terms and calculation of the profit allocation and any payments under the supplemental put provisions of our operating agreement.

We cannot determine the amount of management fee that will be paid to our manager over time with certainty, which management fee may be a significant cash obligation of our company and may reduce the cash available for operations and distributions to our shareholders.

Our manager’s management fee will be calculated by reference to our company’s adjusted net assets, which will be impacted by the following factors:

●	the acquisition or disposition of businesses by our company;

●	organic growth, add-on acquisitions and dispositions by our businesses; and

●	the performance of our businesses.

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

Our manager is entitled to receive a management fee that is based on our adjusted net assets, as defined in the management services agreement, regardless of the performance of our businesses. In this respect, the calculation of the management fee is unrelated to our company’s net income. As a result, the management fee may encourage our manager to increase the amount of our assets by, for example, recommending to our board of directors the acquisition of additional assets, rather than increase the performance of our businesses. In addition, payment of the management fee may reduce or eliminate the cash we have available for distributions to our shareholders.

The management fee is based solely upon our adjusted net assets; therefore, if in a given year our performance declines, but our adjusted net assets remain the same or increase, the management fee we pay to our manager for such year will increase as a percentage of our net income and may reduce the cash available for distributions to our shareholders.

The management fee we pay to our manager will be calculated solely by reference to our company’s adjusted net assets. If in a given year the performance of our company declines, but our adjusted net assets remain the same or increase, the management fee we pay to our manager for such year will increase as a percentage of our net income and may reduce the cash available for distributions to our shareholders. See Item 1. “Business—Our Manager—Our Manager as a Service Provider—Management Fee” for more information about the terms and calculation of the management fee.

The amount of profit allocation to be paid to our manager could be substantial. However, we cannot determine the amount of profit allocation that will be paid over time or the put price with any certainty.

We cannot determine the amount of profit allocation that will be paid over time or the put price with any certainty. Such determination would be dependent on, among other things, the number, type and size of the acquisitions and dispositions that we make in the future, the distributions we pay to our shareholders, the earnings of our businesses and the market value of common shares from time to time, factors that cannot be predicted with any certainty at this time. Such factors will have a significant impact on the amount of any profit allocation to be paid to our manager, especially if our share price significantly increases. See Item 1. “Business—Our Manager—Our Manager as an Equity Holder—Manager’s Profit Allocation” for more information about the calculation and payment of profit allocation. Any amounts paid in respect of the profit allocation are unrelated to the management fee earned for performance of services under the management services agreement.

The management fee and profit allocation to be paid to our manager may significantly reduce the amount of cash available for distributions to shareholders and for operations.

Under the management services agreement, our company will be obligated to pay a management fee to and, subject to certain conditions, reimburse the costs and out-of-pocket expenses of our manager incurred on behalf of our company in connection with the provision of services to our company. Similarly, our businesses will be obligated to pay fees to and reimburse the costs and expenses of our manager pursuant to any offsetting management services agreements entered into between our manager and our businesses, or any transaction services agreements to which such businesses are a party. In addition, our manager, as holder of the allocation shares, will be entitled to receive a profit allocation upon satisfaction of applicable conditions to payment and may be entitled to receive the put price upon the occurrence of certain events. While we cannot quantify with any certainty the actual amount of any such payments in the future, we do expect that such amounts could be substantial. See Item 1. “Business—Our Manager” for more information about these payment obligations of our company. The management fee, put price and profit allocation will be payment obligations of our company and, as a result, will be senior in right to the payment of any distributions to our shareholders. Likewise, the profit allocation may also significantly reduce the cash available for operations.

Our manager’s influence on conducting our business and operations, including acquisitions, gives it the ability to increase its fees and compensation to our Chief Executive Officer, which may reduce the amount of cash available for distributions to our shareholders.

Under the terms of the management services agreement, our manager is paid a management fee calculated as a percentage of our company’s adjusted net assets for certain items and is unrelated to net income or any other performance base or measure. See Item 1. “Business—Our Manager—Our Manager as a Service Provider—Management Fee” for more information about the calculation of the management fee. Our manager, which Ellery W. Roberts, our Chief Executive Officer, controls, may advise us to consummate transactions, incur third-party debt or conduct our operations in a manner that may increase the amount of fees paid to our manager which, in turn, may result in higher compensation to Mr. Roberts because his compensation is paid by our manager from the management fee it receives from our company.

Fees paid by our company and our businesses pursuant to transaction services agreements do not offset fees payable under the management services agreement and will be in addition to the management fee payable by our company under the management services agreement.

The management services agreement provides that businesses that we may acquire in the future may enter into transaction services agreements with our manager pursuant to which our businesses will pay fees to our manager. See Item 1. “Business—Our Manager—Our Manager as a Service Provider” for more information about these agreements. Unlike fees paid under the offsetting management services agreements, fees that are paid pursuant to such transaction services agreements will not reduce the management fee payable by our company. Therefore, such fees will be in addition to the management fee payable by our company or offsetting management fees paid by businesses that we may acquire in the future.

The fees to be paid to our manager pursuant to these transaction service agreements will be paid prior to any principal, interest or dividend payments to be paid to our company by our businesses, which will reduce the amount of cash available for distributions to our shareholders.

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

If we do not have sufficient liquid assets to pay the management fee and profit allocation, including the put price, when such payments are due and payable, we may be required to liquidate assets or incur debt in order to make such payments. This circumstance could materially adversely affect our liquidity and ability to make distributions to our shareholders. See Item 1. “Business—Our Manager” for more information about these payment obligations of our company.

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

Generally, the determination of a holder’s distributive share of any item of income, gain, loss, deduction, or credit of a partnership is governed by the operating agreement. The income tax laws governing the allocation of company income, gains, losses, deductions or credits set forth in a particular Schedule K-1 are complex and there can be no assurance that the IRS would not successfully challenge any allocation set forth in any such Schedule K-1. Whether an allocation set forth in any particular K-1 issued to a shareholder will be accepted by the IRS depends on a facts and circumstances analysis of the underlying economic arrangement of our company’s shareholders. If the IRS were to prevail in challenging the allocations provided by the operating agreement, the amount of income or loss allocated to holders for U.S. federal income tax purposes could be increased or reduced or the character of the income or loss could be modified. See “Material U.S. Federal Income Tax Considerations” included in our registration statement on Form S-1, as amended (File No. 333-236041), for more information.

All of our company’s income could be subject to an entity-level tax in the United States, which could result in a material reduction in cash flow available for distribution to shareholders and thus could result in a substantial reduction in the value our shares.

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

In certain cases, income that would otherwise qualify for the qualifying income exception may not so qualify if it is considered to be derived from an active conduct of a business. For example, the IRS may assert that interest received by our company from its subsidiaries is not qualifying income because it is derived in the conduct of a lending business. If our company fails to satisfy the qualifying income exception or is required to register under the Investment Company Act, our company will be classified as a corporation for U.S. federal (and certain state and local) income tax purposes, and shareholders of our company would be treated as shareholders in a domestic corporation. Our company would be required to pay federal income tax at regular corporate rates on its income. In addition, our company would likely be liable for state and local income and/or franchise taxes on its income. Distributions to the shareholders would constitute ordinary dividend income (taxable at then existing ordinary income rates) or, in certain cases, qualified dividend income (which is generally subject to tax at reduced tax rates) to such holders to the extent of our company’s earnings and profits, and the payment of these dividends would not be deductible to our company. Taxation of our company as a corporation could result in a material reduction in distributions to our shareholders and after-tax return and, thus, would likely result in a substantial reduction in the value of, or materially adversely affect the market price of, our shares.

The present U.S. federal income tax treatment of an investment in our shares may be modified by administrative, legislative, or judicial interpretation at any time, and any such action may affect investments previously made. For example, changes to the U.S. federal tax laws and interpretations thereof could make it more difficult or impossible to meet the qualifying income exception for our company to be classified as a partnership, and not as a corporation, for U.S. federal income tax purposes, necessitate that our company restructure its investments, or otherwise adversely affect an investment in our shares.

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

Our company will pay a management fee (and possibly certain transaction fees) to our manager. Our company will also pay certain costs and expenses incurred in connection with activities of our manager. Our company intends to deduct such fees and expenses to the extent that they are reasonable in amount and are not capital in nature or otherwise nondeductible. It is expected that such fees and other expenses will generally constitute miscellaneous itemized deductions for non-corporate U.S. taxpayers who hold our shares. Under current law that is in effect for taxable years beginning after December 31, 2017 and before January 1, 2026, non-corporate U.S. taxpayers may not deduct any such miscellaneous itemized deductions for U.S. federal income tax purposes. A non-corporate U.S. taxpayer’s inability to deduct such items could result in such holder reporting as his or her share of company taxable income an amount that exceeds any cash actually distributed to such U.S. taxpayer for the year. Corporate U.S. holders of our shares generally will be able to deduct these fees, costs and expenses in accordance with applicable U.S. federal income tax law.

A portion of the income arising from an investment in our shares may be treated as unrelated business taxable income and taxable to certain tax-exempt holders despite such holders’ tax-exempt status.

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

A portion of the income arising from an investment in our shares may be treated as income that is effectively connected with our conduct of a U.S. trade or business, which income would be taxable to holders who are not U.S. taxpayers.

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

The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. No assurance can be given as to whether, when or in what form the U.S. federal income tax laws applicable to us and our shareholders may be enacted. Changes to the U.S. federal income tax laws and interpretations of U.S. federal income tax laws could adversely affect an investment in our shares.

We cannot predict whether, when or to what extent new U.S. federal tax laws, regulations, interpretations or rulings will be issued, nor is the long-term impact of recently enacted tax legislation clear. Prospective investors are urged to consult their tax advisors regarding the effect of potential changes to the U.S. federal income tax laws on an investment in our shares.

Risks Related to Land Management Services Business

The outbreak of the novel coronavirus (COVID-19) is growing and its impacts may cause a material adverse effect on Neese’s business.

In December 2019, a novel strain of coronavirus, or COVID-19, was reported to have surfaced in Wuhan, China. COVID-19 has since spread to over 150 countries. COVID-19 has also spread to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19.

The potential impact and duration of COVID-19 could have repercussions across regional and global economies and financial markets. The outbreak of COVID-19 in many countries continues to adversely impact global economic activity and has contributed to significant volatility and negative pressure in financial markets and supply chains. The continued spread of COVID-19 has had, and could have a significantly greater, material adverse effect on the U.S. economy as a whole, as well as the local economy where Neese conducts its operations.

Many states and cities have reacted by instituting quarantines, restrictions on travel, “stay at home” rules, and restrictions on the types of business that may continue to operate. Many non-essential businesses have been forced to close. Although governmental officials in Iowa, where Neese conducts its business, have not yet instated these measures, we expect that they may do so in the near future. These restrictions, if implemented, will likely have a negative impact on business activity and the local economy and may adversely impact Neese’s operations.

Furthermore, Neese is dependent upon manufacturers to provide it with all of the equipment and parts that it sells, and several have notified it of disruptions to their production and/or supply chain related to the virus outbreak. Any business disruption or failure of these suppliers to meet delivery requirements and commitments may cause delays in future shipments and potential lost or delayed revenue.

The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19. Nevertheless, COVID-19 and the current financial, economic and capital markets environment, and future developments in the global supply chain and other areas present material uncertainty and risk with respect to Neese’s performance, financial condition, results of operations and cash flows.

Adverse weather conditions, including as a result of future climate change, may adversely affect the availability, quality and price of agricultural commodities and agricultural commodity products, which may impact Neese’s business, as well as our operations and operating results.

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

Competition in Neese’s business and the agricultural equipment industry could adversely affect our business.

Neese sells products and services into a regional market. The principal competitive factors in our regional market includes product performance, innovation and quality, distribution, customer service and price. The competitive environment in the Neese’s business and the agricultural equipment industry includes global competitors and many regional and local competitors. These competitors have varying numbers of product lines competing with our products and services and each has varying degrees of regional focus. An important part of the competition within the agricultural equipment industry during the past decade has come from a variety of short-line and specialty manufacturers, as well as indigenous regional competitors, with differing manufacturing and marketing methods. Due to industry conditions, including the merger of certain large integrated competitors, we believe the agricultural equipment business continues to undergo change and is becoming more competitive.  Our inability to successfully compete with respect to product performance, innovation and quality, distribution, customer service and price could adversely affect our results of operations and financial condition.

Risks Related to Retail and Appliances Business

The outbreak of the novel coronavirus (COVID-19) is growing and its impacts may cause a material adverse effect on Goedeker’s business.

In December 2019, a novel strain of coronavirus, or COVID-19, was reported to have surfaced in Wuhan, China. COVID-19 has since spread to over 150 countries. COVID-19 has also spread to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19.

The potential impact and duration of COVID-19 could have repercussions across regional and global economies and financial markets. The outbreak of COVID-19 in many countries continues to adversely impact global economic activity and has contributed to significant volatility and negative pressure in financial markets and supply chains. The continued spread of COVID-19 has had, and could have a significantly greater, material adverse effect on the U.S. economy as a whole, as well as the local economy where Goedeker conducts its operations.

Many countries, states and cities have reacted by instituting quarantines, restrictions on travel, “stay at home” rules, and restrictions on the types of business that may continue to operate. On March 21, 2020, the government of St. Louis County, Missouri, where Goedeker operates, announced a stay at home order that went into effect on March 23, 2019 and will last for 30 days. Pursuant to this order, non-essential business, including Goedeker, were forced to close. Although much of Goedeker’s sales are completed online, these restrictions have had a negative impact on business activity and may adversely impact Goedeker’s operations.

Furthermore, Goedeker is dependent upon suppliers to provide it with all of the products that it sells. These restrictions, which may expand depending on the progression of the pandemic, have impacted and may continue to impact suppliers and manufacturers of certain of Goedeker’s products. As a result, Goedeker has faced and may continue to face delays or difficulty sourcing certain products, which could negatively affect its business and financial results. Even if Goedeker is able to find alternate sources for such products, they may cost more, which could adversely impact Goedeker’s profitability and financial condition. At this time, there is significant uncertainty relating to the potential effect of COVID-19 on Goedeker’s business and the costs that it may incur as a result. Infections have become more widespread, which may worsen the supply shortage or restrict third-party manufacturing or other operations.

Further, customers’ financial condition may be adversely impacted as a result of the impacts of COVID-19 and efforts taken to prevent its spread, which could result in reduced demand for Goedeker’s products and services.

The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19. Nevertheless, COVID-19 and the current financial, economic and capital markets environment, and future developments in the global supply chain and other areas present material uncertainty and risk with respect to Goedeker’s performance, financial condition, results of operations and cash flows.

If we fail to acquire new customers or retain existing customers, or fail to do so in a cost-effective manner, we may not be able to achieve profitability.

Our success depends on our ability to acquire and retain customers in a cost-effective manner. In order to expand our customer base, we must appeal to and acquire customers who have historically used other means of commerce to purchase home goods and may prefer alternatives to our offerings, such as the websites of our competitors or our suppliers’ own websites. We have made significant investments related to customer acquisition and expect to continue to spend significant amounts to acquire additional customers. Our advertising efforts consist primarily of email marketing, affiliate marketing, and to a lesser extent, social media. These efforts are expensive and may not result in the cost-effective acquisition of customers. We cannot assure you that the net profit from new customers we acquire will ultimately exceed the cost of acquiring those customers. If we fail to deliver a quality shopping experience, or if consumers do not perceive the products we offer to be of high value and quality, we may not be able to acquire new customers. If we are unable to acquire new customers who purchase products in numbers sufficient to grow our business, we may not be able to generate the scale necessary to drive beneficial network effects with our suppliers or efficiencies in our logistics network, our net revenue may decrease, and our business, financial condition and operating results may be materially adversely affected.

We believe that many of our new customers originate from word-of- mouth and other non-paid referrals from existing customers. Therefore, we must ensure that our existing customers remain loyal to us in order to continue receiving those referrals. If our efforts to satisfy our existing customers are not successful, we may not be able to acquire new customers in sufficient numbers to continue to grow our business, or we may be required to incur significantly higher marketing expenses in order to acquire new customers.

Our success depends in part on our ability to increase our net revenue per active customer. If our efforts to increase customer loyalty and repeat purchasing as well as maintain high levels of customer engagement are not successful, our growth prospects and revenue will be materially adversely affected.

Our ability to grow our business depends on our ability to retain our existing customer base and generate increased revenue and repeat purchases from this customer base, and maintain high levels of customer engagement. To do this, we must continue to provide our customers and potential customers with a unified, convenient, efficient and differentiated shopping experience by:

●	providing imagery, tools and technology that attract customers who historically would have bought elsewhere;

●	maintaining a high-quality and diverse portfolio of products;

●	delivering products on time and without damage; and

●	maintaining and further developing our online platforms.

If we fail to increase net revenue per active customer, generate repeat purchases or maintain high levels of customer engagement, our growth prospects, operating results and financial condition could be materially adversely affected.

Our business depends on our ability to build and maintain strong brands. We may not be able to maintain and enhance our brands if we receive unfavorable customer complaints, negative publicity or otherwise fail to live up to consumers’ expectations, which could materially adversely affect our business, results of operations and growth prospects.

Maintaining and enhancing our brands is critical to expanding our base of customers and suppliers. Our ability to maintain and enhance our brand depends largely on our ability to maintain customer confidence in our product and service offerings, including by delivering products on time and without damage. If customers do not have a satisfactory shopping experience, they may seek out alternative offerings from our competitors and may not return to our sites as often in the future, or at all. In addition, unfavorable publicity regarding, for example, our practices relating to privacy and data protection, product quality, delivery problems, competitive pressures, litigation or regulatory activity, could seriously harm our reputation. Such negative publicity also could have an adverse effect on the size, engagement, and loyalty of our customer base and result in decreased revenue, which could adversely affect our business and financial results. A significant portion of our customers’ brand experience also depends on third parties outside of our control, including suppliers and logistics providers such as FedEx, UPS, DHL, the U.S. Postal Service and other third-party delivery agents. If these third parties do not meet our or our customers’ expectations, our brands may suffer irreparable damage.

In addition, maintaining and enhancing these brands may require us to make substantial investments, and these investments may not be successful. If we fail to promote and maintain our brands, or if we incur excessive expenses in this effort, our business, operating results and financial condition may be materially adversely affected. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brands may become increasingly difficult and expensive. Maintaining and enhancing our brands will depend largely on our ability to provide high quality products to our customers and a reliable, trustworthy and profitable sales channel to our suppliers, which we may not be able to do successfully.

Customer complaints or negative publicity about our sites, products, delivery times, customer data handling and security practices or customer support, especially on blogs, social media websites and our sites, could rapidly and severely diminish consumer use of our sites and consumer and supplier confidence in us and result in harm to our brands.

Our efforts to expand our business into new brands, products, services, technologies, and geographic regions will subject us to additional business, legal, financial, and competitive risks and may not be successful.

Our business success depends to some extent on our ability to expand our customer offerings by launching new brands and services and by expanding our existing offerings into new geographies. Launching new brands and services or expanding geographically requires significant upfront investments, including investments in marketing, information technology, and additional personnel. We may not be able to generate satisfactory revenue from these efforts to offset these costs. Any lack of market acceptance of our efforts to launch new brands and services or to expand our existing offerings could have a material adverse effect on our business, prospects, financial condition and results of operations. Further, as we continue to expand our fulfillment capability or add new businesses with different requirements, our logistics networks become increasingly complex and operating them becomes more challenging. There can be no assurance that we will be able to operate our networks effectively.

We have also entered and may continue to enter into new markets in which we have limited or no experience, which may not be successful or appealing to our customers. These activities may present new and difficult technological and logistical challenges, and resulting service disruptions, failures or other quality issues may cause customer dissatisfaction and harm our reputation and brand. Further, our current and potential competitors in new market segments may have greater brand recognition, financial resources, longer operating histories and larger customer bases than we do in these areas. As a result, we may not be successful enough in these newer areas to recoup our investments in them. If this occurs, our business, financial condition and operating results may be materially adversely affected.

If we fail to manage our growth effectively, our business, financial condition and operating results could be harmed.

To manage our growth effectively, we must continue to implement our operational plans and strategies, improve and expand our infrastructure of people and information systems and expand, train and manage our employee base. We have rapidly increased employee headcount since our inception to support the growth in our business. To support continued growth, we must effectively integrate, develop and motivate a large number of new employees. We face significant competition for personnel. Failure to manage our hiring needs effectively or successfully integrate our new hires may have a material adverse effect on our business, financial condition and operating results.

Additionally, the growth of our business places significant demands on our operations, as well as our management and other employees. For example, we typically launch hundreds of promotional events across thousands of products each month on our sites via emails and personalized displays. These events require us to produce updates of our sites and emails to our customers on a daily basis with different products, photos and text. Any surge in online traffic and orders associated with such promotional activities places increased strain on our operations, including our logistics network, and may cause or exacerbate slowdowns or interruptions. The growth of our business may require significant additional resources to meet these daily requirements, which may not scale in a cost-effective manner or may negatively affect the quality of our sites and customer experience. We are also required to manage relationships with a growing number of suppliers, customers and other third parties. Our information technology systems and our internal controls and procedures may not be adequate to support future growth of our supplier and employee base. If we are unable to manage the growth of our organization effectively, our business, financial condition and operating results may be materially adversely affected.

Our ability to obtain continued financing is critical to the growth of our business. We will need additional financing to fund operations, which additional financing may not be available on reasonable terms or at all.

Our future growth, including the potential for future market expansion will require additional capital. We will consider raising additional funds through various financing sources, including the procurement of additional commercial debt financing. However, there can be no assurance that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to execute our growth strategy, and operating results may be adversely affected. Any additional debt financing will increase expenses and must be repaid regardless of operating results and may involve restrictions limiting our operating flexibility.

Our ability to obtain financing may be impaired by such factors as the capital markets, both generally and specifically in our industry, which could impact the availability or cost of future financings. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, are not sufficient to satisfy our capital needs, we may be required to decrease the pace of, or eliminate, our future product offerings and market expansion opportunities and potentially curtail operations.

Our business is highly competitive. Competition presents an ongoing threat to the success of our business.

Our business is rapidly evolving and intensely competitive, and we have many competitors in different industries. Our competition includes furniture stores, big box retailers, department stores, specialty retailers, and online retailers and marketplaces in the U.S., including:

●	Furniture Stores: Ashley Furniture, Bob’s Discount Furniture, Havertys, Raymour & Flanagan, Rooms To Go;

●	Big Box Retailers: Bed Bath & Beyond, Home Depot, IKEA, Lowe’s, Target and Walmart;

●	Department Stores: JCPenney and Macy’s;

●	Specialty Retailers: Crate and Barrel, Ethan Allen, TJX, At Home, Williams Sonoma, Restoration Hardware, Arhaus, Horchow, Room & Board, Mitchell Gold + Bob Williams;

●	Online Retailers and Online Marketplaces: Amazon, Wayfair, Houzz and eBay; and

●	Other: AJ Madison, Appliance Connection and US Appliance.

We expect competition in e-commerce generally to continue to increase. We believe that our ability to compete successfully depends upon many factors both within and beyond our control, including:

●	the size and composition of our customer base;

●	the number of suppliers and products we feature on our sites;

●	our selling and marketing efforts;

●	the quality, price and reliability of products we offer;

●	the convenience of the shopping experience that we provide;

●	our ability to distribute our products and manage our operations; and

●	our reputation and brand strength.

Many of our current competitors have, and potential competitors may have, longer operating histories, greater brand recognition, larger fulfillment infrastructures, greater technical capabilities, faster and less costly shipping, significantly greater financial, marketing and other resources and larger customer bases than we do. These factors may allow our competitors to derive greater net revenue and profits from their existing customer base, acquire customers at lower costs or respond more quickly than we can to new or emerging technologies and changes in consumer habits. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to build larger customer bases or generate net revenue from their customer bases more effectively than we do.

Our success depends, in substantial part, on our continued ability to market our products through search engines and social media platforms.

The marketing of our products depends on our ability to cultivate and maintain cost-effective and otherwise satisfactory relationships with search engines and social media platforms, including those operated by Google, Facebook, Bing and Yahoo! These platforms could decide to change their terms and conditions of use at any time (and without notice) and/or significantly increase their fees. No assurances can be provided that we will be able to maintain cost-effective and otherwise satisfactory relationships with these platforms and our inability to do so in the case of one or more of these platforms could have a material adverse effect on our business, financial condition and results of operations.

We obtain a significant number of visits via search engines such as Google, Bing and Yahoo! Search engines frequently change the algorithms that determine the ranking and display of results of a user’s search and may make other changes to the way results are displayed, which can negatively affect the placement of links and, therefore, reduce the number of visits to our website. The growing use of online ad-blocking software may also impact the success of our marketing efforts because we may reach a smaller audience and fail to bring more customers to our website, which could have a material adverse effect on our business, financial condition and results of operations.

System interruptions that impair customer access to our sites or other performance failures or incidents involving our logistics network, our technology infrastructure or our critical technology partners could damage our business, reputation and brand and substantially harm our business and results of operations.

The satisfactory performance, reliability and availability of our sites, transaction processing systems, logistics network, and technology infrastructure are critical to our reputation and our ability to acquire and retain customers, as well as maintain adequate customer service levels.

For example, if one of our data centers fails or suffers an interruption or degradation of services, we could lose customer data and miss order fulfillment deadlines, which could harm our business. Our systems and operations, including our ability to fulfill customer orders through our logistics network, are also vulnerable to damage or interruption from inclement weather, fire, flood, power loss, telecommunications failure, terrorist attacks, labor disputes, cyber-attacks, data loss, acts of war, break-ins, earthquake and similar events. In the event of a data center failure, the failover to a back-up could take substantial time, during which time our sites could be completely shut down. Further, our back-up services may not effectively process spikes in demand, may process transactions more slowly and may not support all of our site’s functionality.

We use complex proprietary software in our technology infrastructure, which we seek to continually update and improve. We may not always be successful in executing these upgrades and improvements, and the operation of our systems may be subject to failure. In particular, we have in the past and may in the future experience slowdowns or interruptions on some or all of our sites when we are updating them, and new technologies or infrastructures may not be fully integrated with existing systems on a timely basis, or at all. Additionally, if we expand our use of third-party services, including cloud-based services, our technology infrastructure may be subject to increased risk of slowdown or interruption as a result of integration with such services and/or failures by such third-parties, which are out of our control. Our net revenue depends on the number of visitors who shop on our sites and the volume of orders we can handle. Unavailability of our sites or reduced order fulfillment performance would reduce the volume of goods sold and could also materially adversely affect consumer perception of our brand.

We may experience periodic system interruptions from time to time. In addition, continued growth in our transaction volume, as well as surges in online traffic and orders associated with promotional activities or seasonal trends in our business, place additional demands on our technology platform and could cause or exacerbate slowdowns or interruptions. If there is a substantial increase in the volume of traffic on our sites or the number of orders placed by customers, we may be required to further expand and upgrade our technology, logistics network, transaction processing systems and network infrastructure. There can be no assurance that we will be able to accurately project the rate or timing of increases, if any, in the use of our sites or expand and upgrade our systems and infrastructure to accommodate such increases on a timely basis. In order to remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our sites, which is particularly challenging given the rapid rate at which new technologies, customer preferences and expectations and industry standards and practices are evolving in the e-commerce industry. Accordingly, we redesign and enhance various functions on our sites on a regular basis, and we may experience instability and performance issues as a result of these changes.

Any slowdown, interruption or performance failure of our sites and the underlying technology and logistics infrastructure could harm our business, reputation and our ability to acquire, retain and serve our customers, which could materially adversely affect our results of operations.

Our failure or the failure of third-party service providers to protect our sites, networks and systems against security breaches, or otherwise to protect our confidential information, could damage our reputation and brand and substantially harm our business and operating results.

We collect, maintain, transmit and store data about our customers, employees, contractors, suppliers, vendors and others, including credit card information and personally identifiable information, as well as other confidential and proprietary information. We also employ third-party service providers that store, process and transmit certain proprietary, personal and confidential information on our behalf. We rely on encryption and authentication technology licensed from third parties in an effort to securely transmit, encrypt, anonymize or pseudonymize certain confidential and sensitive information, including credit card numbers. Advances in computer capabilities, new technological discoveries or other developments may result in the whole or partial failure of this technology to protect transaction and personal data or other confidential and sensitive information from being breached or compromised. Our security measures, and those of our third-party service providers, may not detect or prevent all attempts to hack our systems, denial-of-service attacks, viruses, malicious software, break-ins, phishing attacks, social engineering, security breaches or other attacks and similar disruptions that may jeopardize the security of information stored in or transmitted by our sites, networks and systems or that we or our third-party service providers otherwise maintain, including payment card systems and human resources management platforms. We and our service providers may not anticipate or prevent all types of attacks until after they have already been launched, and techniques used to obtain unauthorized access to or sabotage systems change frequently and may not be known until launched against us or our third-party service providers. In addition, security breaches can also occur as a result of non-technical issues, including intentional or inadvertent breaches by our employees or by persons with whom we have commercial relationships.

Breaches of our security measures or those of our third-party service providers or cyber security incidents could result in unauthorized access to our sites, networks and systems; unauthorized access to and misappropriation of personal information, including consumers’ and employees’ personally identifiable information, or other confidential or proprietary information of ourselves or third parties; limited or terminated access to certain payment methods or fines or higher transaction fees to use such methods; viruses, worms, spyware or other malware being served from our sites, networks or systems; deletion or modification of content or the display of unauthorized content on our sites; interruption, disruption or malfunction of operations; costs relating to breach remediation, deployment or training of additional personnel and protection technologies, responses to governmental investigations and media inquiries and coverage; engagement of third party experts and consultants; litigation, regulatory action and other potential liabilities. If any of these breaches of security occur, our reputation and brand could be damaged, our business may suffer, we could be required to expend significant capital and other resources to alleviate problems caused by such breaches and we could be exposed to a risk of loss, litigation or regulatory action and possible liability. In addition, any party who is able to illicitly obtain a customer’s password could access that customer’s transaction data or personal information. Any compromise or breach of our security measures, or those of our third-party service providers, could violate applicable privacy, data security and other laws, and cause significant legal and financial exposure, adverse publicity and a loss of confidence in our security measures, which could have a material adverse effect on our business, financial condition and operating results. We may need to devote significant resources to protect against security breaches or to address problems caused by breaches, diverting resources from the growth and expansion of our business.

We may be subject to product liability and other similar claims if people or property are harmed by the products we sell.

Some of the products we sell may expose us to product liability and other claims and litigation (including class actions) or regulatory action relating to safety, personal injury, death or environmental or property damage. Some of our agreements with members of our supply chain may not indemnify us from product liability for a particular product, and some members of our supply chain may not have sufficient resources or insurance to satisfy their indemnity and defense obligations. Although we maintain liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all.

Risks associated with the suppliers from whom our products are sourced could materially adversely affect our financial performance as well as our reputation and brand.

We depend on our ability to provide our customers with a wide range of products from qualified suppliers in a timely and efficient manner. Political and economic instability, the financial stability of suppliers, suppliers’ ability to meet our standards, labor problems experienced by suppliers, the availability or cost of raw materials, merchandise quality issues, currency exchange rates, trade tariff developments, transport availability and cost, transport security, inflation, and other factors relating to our suppliers are beyond our control.

Our agreements with most of our suppliers do not provide for the long-term availability of merchandise or the continuation of particular pricing practices, nor do they usually restrict such suppliers from selling products to other buyers. There can be no assurance that our current suppliers will continue to seek to sell us products on current terms or that we will be able to establish new or otherwise extend current supply relationships to ensure product acquisitions in a timely and efficient manner and on acceptable commercial terms. Our ability to develop and maintain relationships with reputable suppliers and offer high quality merchandise to our customers is critical to our success. If we are unable to develop and maintain relationships with suppliers that would allow us to offer a sufficient amount and variety of quality merchandise on acceptable commercial terms, our ability to satisfy our customers’ needs, and therefore our long-term growth prospects, would be materially adversely affected.

Further, we rely on our suppliers’ representations of product quality, safety and compliance with applicable laws and standards. If our suppliers or other vendors violate applicable laws, regulations or our supplier code of conduct, or implement practices regarded as unethical, unsafe, or hazardous to the environment, it could damage our reputation and negatively affect our operating results. Further, concerns regarding the safety and quality of products provided by our suppliers could cause our customers to avoid purchasing those products from us, or avoid purchasing products from us altogether, even if the basis for the concern is outside of our control. As such, any issue, or perceived issue, regarding the quality and safety of any items we sell, regardless of the cause, could adversely affect our brand, reputation, operations and financial results.

We also are unable to predict whether any of the countries in which our suppliers’ products are currently manufactured or may be manufactured in the future will be subject to new, different, or additional trade restrictions imposed by the U.S. or foreign governments or the likelihood, type or effect of any such restrictions. Any event causing a disruption or delay of imports from suppliers with international manufacturing operations, including the imposition of additional import restrictions, restrictions on the transfer of funds or increased tariffs or quotas, could increase the cost or reduce the supply of merchandise available to our customers and materially adversely affect our financial performance as well as our reputation and brand. Furthermore, some or all of our suppliers’ foreign operations may be adversely affected by political and financial instability, resulting in the disruption of trade from exporting countries, restrictions on the transfer of funds or other trade disruptions.

In addition, our business with foreign suppliers may be affected by changes in the value of the U.S. dollar relative to other foreign currencies. For example, any movement by any other foreign currency against the U.S. dollar may result in higher costs to us for those goods. Declines in foreign currencies and currency exchange rates might negatively affect the profitability and business prospects of one or more of our foreign suppliers. This, in turn, might cause such foreign suppliers to demand higher prices for merchandise in their effort to offset any lost profits associated with any currency devaluation, delay merchandise shipments, or discontinue selling to us altogether, any of which could ultimately reduce our sales or increase our costs.

Our vendors have imposed conditions in our business arrangements with them. If we are unable to continue satisfying these conditions, or such vendors impose additional restrictions with which we cannot comply, it could have a material adverse effect on our business, financial condition and operating results.

Our vendors have strict conditions for doing business with them. Several are sizeable such as General Electric, Whirlpool and DMI.  If we cannot satisfy these conditions or if they impose additional or more restrictive conditions that we cannot satisfy, our business would be materially adversely affected. It would be materially detrimental to our business if these vendors decided to no longer do business with us, increased the pricing at which they allow us to purchase their goods or impose other restrictions or conditions that make it more difficult for us to work with them. Any of these events could have a material adverse effect on our business, financial condition and operating results.

We may be unable to source new suppliers or strengthen our relationships with current suppliers.

We have relationships with over 1,000 suppliers. Our agreements with suppliers are generally terminable at will by either party upon short notice. If we do not maintain our existing relationships or build new relationships with suppliers on acceptable commercial terms, we may not be able to maintain a broad selection of merchandise, and our business and prospects would suffer severely.

In order to attract quality suppliers, we must:

●	demonstrate our ability to help our suppliers increase their sales;

●	offer suppliers a high quality, cost-effective fulfillment process; and

●	continue to provide suppliers with a dynamic and real-time view of our demand and inventory needs.

If we are unable to provide our suppliers with a compelling return on investment and an ability to increase their sales, we may be unable to maintain and/or expand our supplier network, which would negatively impact our business.

We depend on our suppliers to perform certain services regarding the products that we offer.

As part of offering our suppliers’ products for sale on our sites, suppliers are often responsible for conducting a number of traditional retail operations with respect to their respective products, including maintaining inventory and preparing merchandise for shipment to our customers. In these instances, we may be unable to ensure that suppliers will perform these services to our or our customers’ satisfaction in a manner that provides our customer with a unified brand experience or on commercially reasonable terms. If our customers become dissatisfied with the services provided by our suppliers, our business, reputation and brands could suffer.

We depend on our relationships with third parties, and changes in our relationships with these parties could adversely impact our revenue and profits.

We rely on third parties to operate certain elements of our business. For example, carriers such as FedEx, UPS, DHL and the U.S. Postal Service deliver many of our small parcel products and larger products are often delivered by third party national, regional, and local transportation companies. As a result, we may be subject to shipping delays or disruptions caused by inclement weather, natural disasters, system interruptions and technology failures, labor activism, health epidemics or bioterrorism. We are also subject to risks of breakage or other damage during delivery by any of these third parties. We also use and rely on other services from third parties, such as retail partner services, telecommunications services, customs, consolidation and shipping services, as well as warranty, installation and design services.

We may be unable to maintain these relationships, and these services may also be subject to outages and interruptions that are not within our control. For example, failures by our telecommunications providers have in the past and may in the future interrupt our ability to provide phone support to our customers. Third parties may in the future determine they no longer wish to do business with us or may decide to take other actions or make changes to their practices that could harm our business. We may also determine that we no longer want to do business with them. If products are not delivered in a timely fashion or are damaged during the delivery process, or if we are not able to provide adequate customer support or other services or offerings, our customers could become dissatisfied and cease buying products through our sites, which would adversely affect our operating results.

The seasonal trends in our business create variability in our financial and operating results and place increased strain on our operations.

We experience surges in orders associated with promotional activities and seasonal trends. This activity may place additional demands on our technology systems and logistics network and could cause or exacerbate slowdowns or interruptions. Any such system, site or service interruptions could prevent us from efficiently receiving or fulfilling orders, which may reduce the volume or quality of goods or services we sell and may cause customer dissatisfaction and harm our reputation and brand.

Our business may be adversely affected if we are unable to provide our customers a cost-effective shopping platform that is able to respond and adapt to rapid changes in technology.

The number of people who access the Internet through devices other than personal computers, including mobile phones, smartphones, handheld computers such as notebooks and tablets, video game consoles, and television set-top devices, has increased dramatically in the past few years. We continually upgrade existing technologies and business applications to keep pace with these rapidly changing and continuously evolving technologies, and we may be required to implement new technologies or business applications in the future. The implementation of these upgrades and changes requires significant investments and as new devices and platforms are released, it is difficult to predict the problems we may encounter in developing applications for these alternative devices and platforms. Additionally, we may need to devote significant resources to the support and maintenance of such applications once created. Our results of operations may be affected by the timing, effectiveness and costs associated with the successful implementation of any upgrades or changes to our systems and infrastructure to accommodate such alternative devices and platforms. Further, in the event that it is more difficult or less compelling for our customers to buy products from us on their mobile or other devices, or if our customers choose not to buy products from us on such devices or to use mobile or other products that do not offer access to our sites, our customer growth could be harmed and our business, financial condition and operating results may be materially adversely affected.

Significant merchandise returns could harm our business.

We allow our customers to return products, subject to our return policy. If merchandise returns are significant, our business, prospects, financial condition and results of operations could be harmed. Further, we modify our policies relating to returns from time to time, which may result in customer dissatisfaction or an increase in the number of product returns. Many of our products are large and require special handling and delivery. From time to time our products are damaged in transit, which can increase return rates and harm our brand.

Uncertainties in economic conditions and their impact on consumer spending patterns, particularly in the home goods segment, could adversely impact our operating results.

Consumers may view a substantial portion of the products we offer as discretionary items rather than necessities. As a result, our results of operations are sensitive to changes in macro-economic conditions that impact consumer spending, including discretionary spending. Some of the factors adversely affecting consumer spending include levels of unemployment; consumer debt levels; changes in net worth based on market changes and uncertainty; home foreclosures and changes in home values or the overall housing, residential construction or home improvement markets; fluctuating interest rates; credit availability, including mortgages, home equity loans and consumer credit; government actions; fluctuating fuel and other energy costs; fluctuating commodity prices and general uncertainty regarding the overall future economic environment. Adverse economic changes in any of the regions in which we sell our products could reduce consumer confidence and could negatively affect net revenue and have a material adverse effect on our operating results.

Our business relies heavily on email and other messaging services, and any restrictions on the sending of emails or messages or an inability to timely deliver such communications could materially adversely affect our net revenue and business.

Our business is highly dependent upon email and other messaging services for promoting our sites and products. Daily promotions offered through emails and other messages sent by us, or on our behalf by our vendors, generate a significant portion of our net revenue. We provide daily emails to customers and other visitors informing them of what is available for purchase on our sites that day, and we believe these messages are an important part of our customer experience and help generate a substantial portion of our net revenue. If we are unable to successfully deliver emails or other messages to our subscribers, or if subscribers decline to open our emails or other messages, our net revenue and profitability would be materially adversely affected. Changes in how webmail applications organize and prioritize email may also reduce the number of subscribers opening our emails. For example, in 2013 Google Inc.’s Gmail service began offering a feature that organizes incoming emails into categories (for example, primary, social and promotions). Such categorization or similar inbox organizational features may result in our emails being delivered in a less prominent location in a subscriber’s inbox or viewed as “spam” by our subscribers and may reduce the likelihood of that subscriber opening our emails. Actions by third parties to block, impose restrictions on or charge for the delivery of emails or other messages could also adversely impact our business. From time to time, Internet service providers or other third parties may block bulk email transmissions or otherwise experience technical difficulties that result in our inability to successfully deliver emails or other messages to third parties. Changes in the laws or regulations that limit our ability to send such communications or impose additional requirements upon us in connection with sending such communications would also materially adversely impact our business. Our use of email and other messaging services to send communications about our sites or other matters may also result in legal claims against us, which may cause us increased expenses, and if successful might result in fines and orders with costly reporting and compliance obligations or might limit or prohibit our ability to send emails or other messages. We also rely on social networking messaging services to send communications and to encourage customers to send communications. Changes to the terms of these social networking services to limit promotional communications, any restrictions that would limit our ability or our customers’ ability to send communications through their services, disruptions or downtime experienced by these social networking services or decline in the use of or engagement with social networking services by customers and potential customers could materially adversely affect our business, financial condition and operating results.

We are subject to risks related to online payment methods.

We accept payments using a variety of methods, including credit card, debit card, PayPal, credit accounts and gift cards. As we offer new payment options to consumers, we may be subject to additional regulations, compliance requirements and fraud. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We are also subject to payment card association operating rules and certification requirements, including the Payment Card Industry Data Security Standard and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. As our business changes, we may also be subject to different rules under existing standards, which may require new assessments that involve costs above what we currently pay for compliance. If we fail to comply with the rules or requirements of any provider of a payment method we accept, if the volume of fraud in our transactions limits or terminates our rights to use payment methods we currently accept, or if a data breach occurs relating to our payment systems, we may, among other things, be subject to fines or higher transaction fees and may lose, or face restrictions placed upon, our ability to accept credit card and debit card payments from consumers or to facilitate other types of online payments. If any of these events were to occur, our business, financial condition and operating results could be materially adversely affected.

We occasionally receive orders placed with fraudulent credit card data. We may suffer losses as a result of orders placed with fraudulent credit card data even if the associated financial institution approved payment of the orders. Under current credit card practices, we may be liable for fraudulent credit card transactions. If we are unable to detect or control credit card fraud, our liability for these transactions could harm our business, financial condition and results of operations.

Government regulation of the Internet and e-commerce is evolving, and unfavorable changes or failure by us to comply with these regulations could substantially harm our business and results of operations.

We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet and e-commerce. Existing and future regulations and laws could impede the growth of the Internet, e- commerce or mobile commerce. These regulations and laws may involve taxes, tariffs, privacy and data security, anti-spam, content protection, electronic contracts and communications, consumer protection, Internet neutrality and gift cards. It is not clear how existing laws governing issues such as property ownership, sales and other taxes and consumer privacy apply to the Internet as the vast majority of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet or e-commerce. It is possible that general business regulations and laws, or those specifically governing the Internet or e-commerce, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. We cannot be sure that our practices have complied, comply or will comply fully with all such laws and regulations. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, a loss in business and proceedings or actions against us by governmental entities or others. Any such proceeding or action could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business, decrease the use of our sites by consumers and suppliers and may result in the imposition of monetary liability. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any such laws or regulations. Adverse legal or regulatory developments could substantially harm our business. Further, if we enter into new market segments or geographical areas and expand the products and services we offer, we may be subject to additional laws and regulatory requirements or prohibited from conducting our business, or certain aspects of it, in certain jurisdictions. We will incur additional costs complying with these additional obligations and any failure or perceived failure to comply would adversely affect our business and reputation.

Failure to comply with applicable laws and regulations relating to privacy, data protection and consumer protection, or the expansion of current or the enactment of new laws or regulations relating to privacy, data protection and consumer protection, could adversely affect our business and our financial condition.

A variety of laws and regulations govern the collection, use, retention, sharing, export and security of personal information. Laws and regulations relating to privacy, data protection and consumer protection are evolving and subject to potentially differing interpretations. These requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices. As a result, our practices may not comply, or may not comply in the future with all such laws, regulations, requirements and obligations. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any applicable privacy or consumer protection- related laws, regulations, industry self-regulatory principles, industry standards or codes of conduct, regulatory guidance, orders to which we may be subject or other legal obligations relating to privacy or consumer protection could adversely affect our reputation, brand and business, and may result in claims, proceedings or actions against us by governmental entities or others or other liabilities or require us to change our operations and/or cease using certain data sets. Any such claim, proceeding or action could hurt our reputation, brand and business, force us to incur significant expenses in defense of such proceedings, distract our management, increase our costs of doing business, result in a loss of customers and suppliers and may result in the imposition of monetary penalties. We may also be contractually required to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any laws, regulations or other legal obligations relating to privacy or consumer protection or any inadvertent or unauthorized use or disclosure of data that we store or handle as part of operating our business.

Federal, state and international governmental authorities continue to evaluate the privacy implications inherent in the use of proprietary or third-party “cookies” and other methods of online tracking for behavioral advertising and other purposes. U.S. and foreign governments have enacted, have considered or are considering legislation or regulations that could significantly restrict the ability of companies and individuals to engage in these activities, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools or the use of data gathered with such tools. Additionally, some providers of consumer devices and web browsers have implemented, or announced plans to implement, means to make it easier for Internet users to prevent the placement of cookies or to block other tracking technologies, which could if widely adopted significantly reduce the effectiveness of such practices and technologies. The regulation of the use of cookies and other current online tracking and advertising practices or a loss in our ability to make effective use of services that employ such technologies could increase our costs of operations and limit our ability to acquire new customers on cost-effective terms and consequently, materially adversely affect our business, financial condition and operating results.

In addition, various federal, state and foreign legislative and regulatory bodies, or self-regulatory organizations, may expand current laws or regulations, enact new laws or regulations or issue revised rules or guidance regarding privacy, data protection and consumer protection. Any such changes may force us to incur substantial costs or require us to change our business practices. This could compromise our ability to pursue our growth strategy effectively and may adversely affect our ability to acquire customers or otherwise harm our business, financial condition and operating results.

Changes in tax treatment of companies engaged in e-commerce may adversely affect the commercial use of our sites and our financial results.

Due to the global nature of the Internet, it is possible that various states or foreign countries might attempt to impose additional or new regulation on our business or levy additional or new sales, income or other taxes relating to our activities. Tax authorities at the international, federal, state and local levels are currently reviewing the appropriate treatment of companies engaged in e-commerce. New or revised international, federal, state or local tax regulations or court decisions may subject us or our customers to additional sales, income and other taxes. For example, on June 21, 2018, the U.S. Supreme Court rendered a 5-4 majority decision in South Dakota v. Wayfair Inc., 17-494 where the Court held, among other things, that a state may require an out-of-state seller with no physical presence in the state to collect and remit sales taxes on goods the seller ships to consumers in the state, overturning existing court precedent. Other new or revised taxes and, in particular, sales taxes, value added tax and similar taxes could increase the cost of doing business online and decrease the attractiveness of selling products over the Internet. New taxes and rulings could also create significant increases in internal costs necessary to capture data and collect and remit taxes. Any of these events could have a material adverse effect on our business, financial condition and operating results.

We rely on the performance of members of management and highly skilled personnel, and if we are unable to attract, develop, motivate and retain well-qualified employees, our business could be harmed.

We believe our success has depended, and continues to depend, on the members of our senior management team. The loss of any of our senior management or other key employees could materially harm our business. Our future success also depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees, particularly mid-level managers and merchandising and technology personnel. The market for such positions is competitive. Qualified individuals are in high demand, and we may incur significant costs to attract them. Our inability to recruit and develop mid-level managers could materially adversely affect our ability to execute our business plan, and we may not be able to find adequate replacements. All of our officers and other U.S. employees are at-will employees, meaning that they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business, financial condition and operating results may be materially adversely affected.

We may not be able to adequately protect our intellectual property rights.

We regard our customer lists, domain names, trade dress, trade secrets, proprietary technology and similar intellectual property as critical to our success, and we rely on trade secret protection, agreements and other methods with our employees and others to protect our proprietary rights. We might not be able to obtain broad protection for all of our intellectual property. For example, we are the registrant of the Internet domain name for our website of www.goedekers.com, as well as various related domain names. However, we might not be able to prevent third parties from registering, using or retaining domain names that interfere with our consumer communications or infringe or otherwise decrease the value of our marks, domain names and other proprietary rights.

The protection of our intellectual property rights may require the expenditure of significant financial, managerial and operational resources. We may initiate claims or litigation against others for infringement, misappropriation or violation of our intellectual property rights or proprietary rights or to establish the validity of such rights. Any litigation, whether or not it is resolved in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel, which may materially adversely affect our business, financial condition and operating results. Moreover, the steps we take to protect our intellectual property may not adequately protect our rights or prevent third parties from infringing or misappropriating our proprietary rights, and we may not be able to broadly enforce all of our intellectual property rights. Any of our intellectual property rights may be challenged by others or invalidated through administrative process or litigation. Additionally, the process of obtaining intellectual property protections is expensive and time-consuming, and we may not be able to pursue all necessary or desirable actions at a reasonable cost or in a timely manner. Even if issued, there can be no assurance that these protections will adequately safeguard our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain. We also cannot be certain that others will not independently develop or otherwise acquire equivalent or superior technology or intellectual property rights. We may also be exposed to claims from third parties claiming infringement of their intellectual property rights, or demanding the release or license of open source software or derivative works that we developed using such software (which could include our proprietary code) or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to purchase a costly license, publicly release the affected portions of our source code, be limited in or cease using the implicated software unless and until we can re-engineer such software to avoid infringement or change the use of the implicated open source software.

We may be accused of infringing intellectual property rights of third parties.

The e-commerce industry is characterized by vigorous protection and pursuit of intellectual property rights, which has resulted in protracted and expensive litigation for many companies. We may be subject to claims and litigation by third parties that we infringe their intellectual property rights. The costs of supporting such litigation and disputes are considerable, and there can be no assurances that favorable outcomes will be obtained. As our business expands and the number of competitors in our market increases and overlaps occur, we expect that infringement claims may increase in number and significance. Any claims or proceedings against us, whether meritorious or not, could be time-consuming, result in considerable litigation costs, require significant amounts of management time or result in the diversion of significant operational resources, any of which could materially adversely affect our business, financial condition and operating results.

We have received in the past, and we may receive in the future, communications alleging that certain items posted on or sold through our sites violate third-party copyrights, designs, marks and trade names or other intellectual property rights or other proprietary rights. Brand and content owners and other proprietary rights owners have actively asserted their purported rights against online companies. In addition to litigation from rights owners, we may be subject to regulatory, civil or criminal proceedings and penalties if governmental authorities believe we have aided and abetted in the sale of counterfeit or infringing products.

Such claims, whether or not meritorious, may result in the expenditure of significant financial, managerial and operational resources, injunctions against us or the payment of damages by us. We may need to obtain licenses from third parties who allege that we have violated their rights, but such licenses may not be available on terms acceptable to us, or at all. These risks have been amplified by the increase in third parties whose sole or primary business is to assert such claims.

We are engaged in legal proceedings that could cause us to incur unforeseen expenses and could occupy a significant amount of our management’s time and attention.

From time to time, we are subject to litigation or claims that could negatively affect our business operations and financial position. Litigation disputes could cause us to incur unforeseen expenses, result in site unavailability, service disruptions, and otherwise occupy a significant amount of our management’s time and attention, any of which could negatively affect our business operations and financial position. We also from time to time receive inquiries and subpoenas and other types of information requests from government authorities and we may become subject to related claims and other actions related to our business activities. While the ultimate outcome of investigations, inquiries, information requests and related legal proceedings is difficult to predict, such matters can be expensive, time-consuming and distracting, and adverse resolutions or settlements of those matters may result in, among other things, modification of our business practices, reputational harm or costs and significant payments, any of which could negatively affect our business operations and financial position.

Risks Related to Ownership of Our Common Shares

Our common shares are quoted on the Pink Market, which may have an unfavorable impact on our share price and liquidity.

Our common shares are quoted on the Pink Market operated by OTC Markets Group Inc. The Pink Market is a significantly more limited market than the New York Stock Exchange or The Nasdaq Stock Market. The quotation of our shares on the Pink Market may result in a less liquid market available for existing and potential shareholders to trade our common shares, could depress the trading price of our common shares and could have a long-term adverse impact on our ability to raise capital in the future.

We cannot predict the extent to which an active public trading market for our common shares will develop or be sustained. If an active public trading market does not develop or cannot be sustained, you may be unable to liquidate your investment in our common shares.

At present, there is minimal public trading in our common shares. We cannot predict the extent to which an active public market for our common shares will develop or be sustained due to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our common shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our common shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that an active public trading market for our common shares will develop or be sustained. If such a market cannot be sustained, you may be unable to liquidate your investment in our common shares.

If an active public market develops, the market price, trading volume and marketability of our common shares may, from time to time, be significantly affected by numerous factors beyond our control, which may materially adversely affect the market price of your common shares, the marketability of your common shares and our ability to raise capital through future equity financings.

The market price and trading volume of our common shares may fluctuate significantly. Many factors that are beyond our control may materially adversely affect the market price of your common shares, the marketability of your common shares and our ability to raise capital through equity financings. These factors include the following:

●	price and volume fluctuations in the stock markets generally which create highly variable and unpredictable pricing of equity securities;

●	significant volatility in the market price and trading volume of securities of companies in the sectors in which our businesses operate, which may not be related to the operating performance of these companies and which may not reflect the performance of our businesses;

●	differences between our actual financial and operating results and those expected by investors;

●	fluctuations in quarterly operating results;

●	loss of a major funding source;

●	operating performance of companies comparable to us;

●	changes in regulations or tax law;

●	share transactions by our principal shareholders;

●	recruitment or departure of key personnel; and

●	general economic trends and other external factors including inflation, interest rates, and costs and availability of raw materials, fuel and transportation.

Future sales of common shares may affect the market price of our common shares.

We cannot predict what effect, if any, future sales of our common shares, or the availability of common shares for future sale, will have on the market price of our common shares. Sales of substantial amounts of our common shares in the public market, or the perception that such sales could occur, could materially adversely affect the market price of our common shares and may make it more difficult for you to sell your common shares at a time and price which you deem appropriate.

Rule 144 sales in the future may have a depressive effect on our share price.

All of the outstanding common shares held by the present officers, directors, and affiliate shareholders are “restricted securities” within the meaning of Rule 144 under the Securities Act. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who is an affiliate or officer or director who has held restricted securities for six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company’s outstanding common shares. There is no limitation on the amount of restricted securities that may be sold by a non-affiliate after the owner has held the restricted securities for a period of six months if our company is a current, reporting company under the Exchange Act. A sale under Rule 144 or under any other exemption from the Securities Act, if available, or pursuant to subsequent registration of common shares of present shareholders, may have a depressive effect upon the price of the common shares in any market that may develop.

Our series A preferred shares will have distribution and liquidation rights that will be senior to our common shares.

On November 6, 2019, we launched an offering of series A preferred shares under Regulation A of Section 3(6) of the Securities Act for Tier 2 offerings, pursuant to which we are offering a minimum of 54,000 and up to a maximum of 320,000 of series A preferred shares at an offering price of $25.00 per share. As of the date of this report, we have not yet completed a closing of this offering and no series A preferred shares have been issued. If and when any series A preferred shares are issued, they will rank senior to our common shares with respect to the payment of dividends and the distribution of assets upon liquidation. The holders of series A preferred shares will be entitled to quarterly distributions at a rate of 12% per annum. In addition, upon any liquidation, dissolution or winding up of our affairs, whether voluntary or involuntary, or deemed liquidation event (e.g., sale of our company), each holder of outstanding series A preferred shares shall be entitled to receive an amount of cash equal to $25.00 per share plus an amount of cash equal to all accumulated accrued and unpaid dividends thereon (whether or not declared), before any payment shall be made to our common shareholders. The payment of this liquidation preference could result in common shareholders not receiving any consideration upon a liquidation or deemed liquidation event. The existence of the distribution and liquidation preferences may also reduce the value of our common shares, make it harder for us to sell shares of common shares in offerings in the future, or prevent or delay a change of control.

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

Holders of our common shares may not be entitled to a jury trial with respect to claims arising under our operating agreement, which could result in less favorable outcomes to the plaintiffs in any such action.

Our operating agreement governing our common shares provides that, to the fullest extent permitted by law, holders of our common shares waive the right to a jury trial of any claim they may have against us arising out of or relating to our operating agreement, including any claim under the U.S. federal securities laws.

If we opposed a jury trial demand based on the waiver, the court would determine whether the waiver was enforceable based on the facts and circumstances of that case in accordance with the applicable state and federal law. To our knowledge, the enforceability of a contractual pre-dispute jury trial waiver in connection with claims arising under the federal securities laws has not been finally adjudicated by the United States Supreme Court. However, we believe that a contractual pre-dispute jury trial waiver provision is generally enforceable, including under the laws of the State of Delaware, which govern our operating agreement, by a federal or state court in the State of Delaware, which has non-exclusive jurisdiction over matters arising under the operating agreement. In determining whether to enforce a contractual pre-dispute jury trial waiver provision, courts will generally consider whether a party knowingly, intelligently and voluntarily waived the right to a jury trial. We believe that this is the case with respect to our operating agreement. It is advisable that you consult legal counsel regarding the jury waiver provision before entering into the operating agreement.

If you or any other holders or beneficial owners of our common shares bring a claim against us in connection with matters arising under our operating agreement, including claims under federal securities laws, you or such other holder or beneficial owner may not be entitled to a jury trial with respect to such claims, which may have the effect of limiting and discouraging lawsuits against us. If a lawsuit is brought against us under our operating agreement, it may be heard only by a judge or justice of the applicable trial court, which would be conducted according to different civil procedures and may result in different outcomes than a trial by jury would have, including results that could be less favorable to the plaintiffs in any such action.

Nevertheless, if this jury trial waiver provision is not permitted by applicable law, an action could proceed under the terms of the operating agreement with a jury trial. No condition, stipulation or provision of the operating agreement serves as a waiver by any holder or beneficial owner of our common shares or by us of compliance with the U.S. federal securities laws and the rules and regulations promulgated thereunder.

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

Goedeker is headquartered at 13850 Manchester Rd., St. Louis, Missouri 63011. Goedeker operates from one facility totaling 50,000 square feet, which houses its corporate headquarters, warehouse and showroom. Goedeker leases this facility pursuant to a lease agreement entered into with S.H.J., L.L.C., a Missouri limited liability company and affiliate of Goedeker Television, on April 5, 2019. The lease is for a term five (5) years and provides for a base rent of $45,000 per month. In addition, Goedeker is responsible for all taxes and insurance premiums during the lease term. In the event of late payment, interest shall accrue on the unpaid amount at the rate of eighteen percent (18%) per annum. The lease contains customary events of default, including if: (i) Goedeker shall fail to pay rent within five (5) days after the due date; (ii) any insurance required to be maintained by Goedeker pursuant to the lease shall be canceled, terminated, expire, reduced, or materially changed; (iii) Goedeker shall fail to comply with any term, provision, or covenant of the lease and shall not begin and pursue with reasonable diligence the cure of such failure within fifteen (15) days after written notice thereof to Goedeker; (iv) Goedeker shall become insolvent, make an assignment for the benefit of creditors, or file a petition under any section or chapter of the Bankruptcy Code, or under any similar law or statute of the United States of America or any State thereof; or (v) a receiver or trustee shall be appointed for the leased premises or for all or substantially all of the assets of Goedeker.

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

Market Information

Our common shares are eligible for quotation on the Pink Market under the symbol “EFSH.” Prior to 2019, there were few public trades in our common shares. The following table sets forth, for the periods indicated, the high and low closing prices of our common shares. These prices reflect inter-dealer prices, without retain mark-up or commission, and may not represent actual transactions.

	Closing Prices
	High	Low

Fiscal Year Ended December 31, 2019
1st Quarter	$2.75	$2.75
2nd Quarter	2.75	2.00
3rd Quarter	2.00	2.00
4th Quarter	2.00	1.50

Approximate Number of Holders of Our Common Shares

As of March 27, 2020, there were approximately 34 shareholders of record of our common shares. In computing the number of holders of record of our common shares, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single shareholder.

Dividend Policy

We intend to pursue a policy of making regular monthly distributions on our outstanding common shares, subject to our operating subsidiaries generating sufficient cash flow to support such regular cash distributions and subject to our making current quarterly payment on our series A preferred shares, if and when they are issued.

On November 6, 2019, we launched an offering of series A preferred shares under Regulation A of Section 3(6) of the Securities Act for Tier 2 offerings. As of the date of this report, we have not yet completed a closing of this offering and no series A preferred shares have been issued. Distributions on the series A preferred shares, when, as and if declared by our board of directors, will be payable quarterly on January 30, April 30, July 30 and October 30 of each year at a rate per annum equal to 12%. If quarterly distributions are not paid in full for any quarterly period for a total of four consecutive or non-consecutive quarterly periods, then until all accrued but unpaid distributions have been paid in full and we have paid accrued distributions for all distribution periods during the two most recently completed quarterly periods, the rate will increase to 14%.

Our distribution policy will be based on the liquidity and capital of our businesses and on our intention to pay out as distributions to our shareholders most of the cash resulting from the ordinary operation of the businesses, and not to retain significant cash balances in excess of what is prudent for our company or our businesses, or as may be prudent for the consummation of attractive acquisition opportunities. If our strategy is successful, we expect to maintain and increase the level of monthly distributions to common shareholders in the future.

The declaration and payment of the distributions on our series A preferred shares and any monthly distribution to our common shareholders will be subject to the approval of our board of directors. Our board of directors will take into account such matters as general business conditions, our financial condition, results of operations, capital requirements and any contractual, legal and regulatory restrictions on the payment of distributions by us to our shareholders or by our subsidiaries to us, and any other factors that the board of directors deems relevant. However, even if our board of directors were to decide to declare and pay distributions, our ability to pay such distributions may be adversely impacted due to unknown liabilities, government regulations, financial covenants of the debt of our company, funds needed for acquisitions and to satisfy short- and long-term working capital needs of our businesses, or if our operating subsidiaries do not generate sufficient earnings and cash flow to support the payment of such distributions. In particular, we may incur debt in the future to acquire new businesses, which debt will have substantial debt commitments, which must be satisfied before we can make distributions. These factors could affect our ability to continue to make the distribution payment on our series A preferred shares or the monthly distributions to our common shareholders.

We may use cash flow from our operating subsidiaries, capital resources of our company, including borrowings under any third-party credit facilities that we establish, or reduction in equity to pay a distribution. See “Material U.S. Federal Income Tax Considerations” included in our registration statement on Form S-1, as amended (File No. 333-236041), for more information about the tax treatment of distributions to our shareholders.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance.

Recent Sales of Unregistered Securities

We have not sold any equity securities during the 2019 fiscal year that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2019 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2019.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis of financial condition and results of operations provides information that management believes is relevant to an assessment and understanding of our plans and financial condition. The following selected financial information is derived from our financial statements and should be read in conjunction with such financial statements and notes thereto set forth elsewhere herein and the “Special Note Regarding Forward-Looking Statements” explanation included in the “Introductory Notes” herein.

Overview

We are an acquisition holding company focused on acquiring and managing a group of small businesses, which we characterize as those that have an enterprise value of less than $50 million, in a variety of different industries headquartered in North America. To date, we have completed two acquisitions.

In March 2017, our subsidiary 1847 Neese acquired Neese. Headquartered in Grand Junction, Iowa and founded in 1991, Neese is an established business specializing in providing a wide range of land application services and selling equipment and parts, primarily to the agricultural industry, but also to the construction and lawn and garden industries. Neese’s revenue mix is composed of waste disposal and a variety of agricultural services, wholesaling of agricultural equipment and parts, local trucking services, various shop services, and other products and services. Services to the local agricultural and farming communities include manure spreading, land rolling, bin whipping, cleaning of bulk storage bins and silos, equipment rental, trucking, vacuuming, building erection, and others.

In April 2019, we acquired substantially all of the assets of Goedeker Television through our subsidiary Goedeker, which now operates the prior business of Goedeker Television, a Missouri corporation founded in 1951. Headquartered in St. Louis, Missouri, Goedeker is a one-stop e-commerce destination for home furnishings, including appliances, furniture, bath and kitchen fixtures, décor, lighting and home goods.

Through our structure, we plan to offer investors an opportunity to participate in the ownership and growth of a portfolio of businesses that traditionally have been owned and managed by private equity firms, private individuals or families, financial institutions or large conglomerates. We believe that our management and acquisition strategies will allow us to achieve our goals to begin making and growing regular distributions to our common shareholders and increasing common shareholder value over time.

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

Notwithstanding the foregoing, under terms of the term loan from Home State Bank described below, no fees may be paid to our manager under the Neese offsetting management services agreement without permission of the bank, which our manager does not expect to be granted within the forthcoming year.

In addition, payment of the management fee under the Goedeker offsetting management services agreement is subordinated to the payment of interest on the 9% subordinated promissory note described below, such that no payment of the management fee may be made if Goedeker is in default under the note with regard to interest payments and, for the avoidance of doubt, such payment of the management fee will be contingent on Goedeker being in good standing on all associated loan covenants. In addition, during the period that that any amounts are owed under the 9% subordinated promissory note or the earn out payments to Goedeker Television described below, the annual management fee shall be capped at $250,000.

The rights of our manager to receive payments under the Goedeker offsetting management services agreement are also subordinate to the rights of Burnley Capital LLC and Small Business Community Capital II, L.P. under separate subordination agreements that our manager entered into with them on April 5, 2019.

Accordingly, $514,461 due our manager is classified as an accrued liability as of December 31, 2019.

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

Results of Operations

The following table sets forth key components of our results of operations during the years ended December 31, 2019 and 2018, both in dollars and as a percentage of our revenue.

	Year Ended December 31, 2019		Year Ended December 31, 2018
	Amount	% of Revenue	Amount	% of Revenue
Revenue
Services	$4,201,414	10.2	$4,631,507	63.2
Sales of parts and equipment	2,178,611	5.3	2,702,340	36.8
Furniture and appliances	34,668,113	84.5	-	-
Total revenue	41,048,138	100.0	7,333,847	100.0
Operating expenses
Cost of sales	30,426,194	74.1	2,370,757	32.3
Personnel costs	5,137,946	12.5	2,269,059	30.9
Depreciation and amortization	1,623,908	4.0	1,441,898	19.7
Fuel	718,495	1.8	874,187	11.9
General and administrative	6,177,588	15.0	1,896,541	25.9
Total operating expenses	44,084,131	107.4	8,852,442	120.7
Net loss from operations	(3,035,993)	(7.4)	(1,518,595)	(20.7)
Other income (expense)
Financing costs and loss on early extinguishment of debt	(552,561)	(1.3)	(536,491)	(7.3)
Gain on write-down of contingency	32,246	-	395,634	5.4
Interest expense	(1,206,991)	(2.9)	(562,629)	(7.7)
Change in warrant liability	106,900	0.3	-	-
Other income (expense)	15,010	-	(129,400)	(1.76)
Gain (loss) on sale of property and equipment	57,603	0.1	28,408	0.4
Total other income (expense)	(1,547,793)	(3.8)	(804,478)	(11.0)
Net loss before income taxes	(4,583,786)	(11.2)	(2,323,073)	(31.7)
Income tax expense (benefit)	(1,202,363)	(2.9)	(781,200)	(10.7)
Net loss before non-controlling interests	(3,381,423)	(8.2)	(1,541,873)	(21.0)
Less net loss attributable to non-controlling interests	(1,134,464)	(2.7)	(546,513)	(7.5)
Net loss attributable to company shareholders	$(2,246,959)	(5.5)	$(995,360)	(13.5)

Total revenue. Our land management services segment generates revenue through the provision of waste disposal and a variety of land application services, wholesaling of agricultural equipment and parts, local trucking services, various shop services, and other products and services. Our retail and appliances segment generates revenue through the sales of home furnishings, including appliances, furniture, bath and kitchen fixtures, décor, lighting and home goods. Our total revenue was $41,048,138 for the year ended December 31, 2019, including $34,668,113 from our new retail and appliances segment from the date of acquisition on April 5, 2019 to December 31, 2019, as compared to $7,333,847 for the year ended December 31, 2018.

Revenue from the land management segment decreased by $953,822, or 13.0%, to $6,380,025 for the year ended December 31, 2019 from $7,333,847 for the year ended December 31, 2018. Such decrease resulted from a $523,729 decrease in sales of parts and equipment and by a $430,093 decrease in services revenue. The decline in service revenue was attributable to a decline in trucking revenue, which was partially offset by an increase in bin cleaning revenue. Trucking revenue declined from a reduction in business from a few large customers.

Cost of sales. Cost of sales for the land management services segment consist of the direct costs of our equipment and parts. Cost of sales for the retail and appliances segment consist of the cost of purchased merchandise plus the cost of delivering merchandise and where applicable installation, net of promotional rebates and other incentives received from vendors. Our total cost of sales was $30,426,194 for the year ended December 31, 2019, including $28,596,127 from our new retail and appliances segment from the date of acquisition on April 5, 2019 to December 31, 2019, as compared to $2,370,757 for the year ended December 31, 2018.

Cost of sales for the land management services segment decreased by $540,690, or 22.8%, to $1,830,067 for the year ended December 31, 2019 from $2,370,757 for the year ended December 31, 2018. The decrease in cost of sales results from the decreased sales noted above, offset by an increase in gross margin. The increase in gross profit is the result of a slight increase in gross profit on equipment sales and a significant increase in gross profit on parts sales, although on a smaller amount of sales.  Gross profit varies among the different products that we sell resulting in differences in gross profit percentages from period to period.

Personnel costs. Personnel costs include employee salaries and bonuses plus related payroll taxes. It also includes health insurance premiums, 401(k) contributions, and training costs. Our total personnel costs were $5,137,946 for the year ended December 31, 2019, including $2,909,752 from our new retail and appliances segment from the date of acquisition on April 5, 2019 to December 31, 2019, as compared to $2,269,059 for the year ended December 31, 2018.

Personnel costs for the land management services segment decreased by $40,865, or 1.8%, to $2,228,194 for the year ended December 31, 2019 from $2,269,059 for the year ended December 31, 2018.

Fuel costs. Fuel costs, which are attributable to our land management services segment, include fuel for our on-road trucking and off-road manure spreading services. Our fuel costs decreased by $155,692 or 17.8%, to $718,495 for the year ended December 31, 2019 from $874,187 for the year ended December 31, 2018. The decrease in fuel is the result of a slight decline in market prices for fuel and the timing of fuel purchases, as well as the decline in trucking revenue and a slight decline in hauling revenue.

General and administrative expenses. Our general and administrative expenses consist primarily of professional advisor fees, bad debts reserve, rent expense, advertising, bank fees, insurance, and other expenses incurred in connection with general operations. Our total general and administrative expenses increased by $4,281,047, or 225.7%, to $6,177,588 for the year ended December 31, 2019, including $4,618,112 from our new retail and appliances segment from the date of acquisition on April 5, 2019 to December 31, 2019, from $1,896,541 for the year ended December 31, 2018. As a percentage of revenue, general and administrative expenses were 15.0% and 25.9% for the years ended December 31, 2019 and 2018, respectively.

General and administrative expenses for the land management services segment decreased by $168,983, or 10.7%, to $1,407,708 for the year ended December 31, 2019 from $1,576,691 for the year ended December 31, 2018. The primary changes were a decrease in professional fees of $156,057, an increase in repair and maintenance of $151,194 and a decrease in other general and administrative expenses of $161,916. The other general and administrative expenses were primarily impacted by adjustments to inventory obsolescence decrease of $48,000, a reduction of bad debt of $15,000, a decrease of shop supplies $41,000 and a decrease of general insurance of $15,000. As a percentage of revenue for the land management services segment, general and administrative expenses amounted to 22.1% and 21.5% for the years ended December 31, 2019 and 2018, respectively.

General and administrative expenses for our holding company decreased by $158,409, or 49.5%, to $161,441 for the year ended December 31, 2019, from $319,850 for the year ended December 31, 2018. The decrease was due to a decrease in professional fees compared to the prior year.

Total other income (expense). We had $1,547,793 in total other expense, net, for the year ended December 31, 2019, as compared to total other expense, net, of $804,478 for the year ended December 31, 2018. Total other expense, net, in the year ended December 31, 2019 consisted of financing costs of $552,561 and interest expense of $1,206,991, offset by a change in warrant liability of $106,900, write-off of contingent consideration of $32,246, other income of $15,010 and a gain on sale of fixed assets of $57,603, while other expense in the year ended December 31, 2018 consisted of financing costs of $536,491, primarily related to debt restructuring, interest expense of $562,629, and loss on asset write-down of $129,400, offset by $395,634 upon the write-off of the contingent consideration in the vesting note payable to $0 and gain on sale of fixed assets of $28,408.

Net loss attributable to company shareholders. As a result of the cumulative effect of the factors described above, our net loss attributable to our shareholders increased by $1,251,599, or 125.7%, to $2,246,959 for the year ended December 31, 2019 from $995,360 for the year ended December 31, 2018.

Liquidity and Capital Resources

As of December 31, 2019, we had cash and cash equivalents of $238,760. To date, we have financed our operations primarily through cash proceeds from financing activities, borrowings and equity contributions by our shareholders.

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

Our primary use of funds will be for future acquisitions, public company expenses including regular distributions to our shareholders, investments in future acquisitions, payments to our manager pursuant to the management services agreement, potential payment of profit allocation to our manager and potential put price to our manager in respect of the allocation shares it owns. The management fee, expenses, potential profit allocation and potential put price are paid before distributions to shareholders and may be significant and exceed the funds held by our company, which may require our company to dispose of assets or incur debt to fund such expenditures. See Item 1. “Business—Our Manager” for more information concerning the management fee, the profit allocation and put price.

At December 31, 2019, Goedeker did not meet certain loan covenants under the loan and security agreements with Burnley Capital LLC and Small Business Community Capital II, L.P. The agreements require compliance with the following ratios as a percentage of earnings before interest, taxes, depreciation, and amortization for the twelve-month period ended December 31, 2019. The table below shows the required ratio and actual ratio for such period.

Covenant	Actual Ratio	Required Ratio
Total debt ratio	(4.2)x	4.50x
Senior debt ratio	(1.5)x	1.75x
Interest coverage ratio	(1.1)x	1.0x

In addition, Goedeker was not in compliance with a requirement with respect to the liquidity ratio, which is the ratio of cash and available borrowings to customer deposits. At December 31, 2019, the actual ratio was .012x compared to a requirement of 0.60x.

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

There are no cross-default provisions that would require any other long-term liabilities to be classified as current. Although the 9% subordinated promissory note described below contains a cross default provision that is triggered by the acceleration of the senior debt, such cross default provision would only be triggered for a technical default like the one that occurred if the senior lender accelerated the senior debt, which has not happened.

The amount of management fee paid to our manager by our company is reduced by the aggregate amount of any offsetting management fees, if any, received by our manager from any of our businesses. As a result, the management fee paid to our manager may fluctuate from quarter to quarter. The amount of management fee paid to our manager may represent a significant cash obligation. In this respect, the payment of the management fee will reduce the amount of cash available for distribution to shareholders. See Item 1. “Business—Our Manager—Our Manager as a Service Provider—Management Fee” for more information on the calculation of the management fee.

Our manager, as holder of 100% of our allocation shares, is entitled to receive a twenty percent (20%) profit allocation as a form of preferred equity distribution, subject to an annual hurdle rate of eight percent (8%), as follows. Upon the sale of a company subsidiary, the manager will be paid a profit allocation if the sum of (i) the excess of the gain on the sale of such subsidiary over a high water mark plus (ii) the subsidiary’s net income since its acquisition by the company exceeds the 8% hurdle rate. The 8% hurdle rate is the product of (i) a 2% rate per quarter, multiplied by (ii) the number of quarters such subsidiary was held by the company, multiplied by (iii) the subsidiary’s average share (determined based on gross assets, generally) of our company’s consolidated net equity (determined according to GAAP. with certain adjustments). In certain circumstances, after a subsidiary has been held for at least 5 years, the manager may also trigger a profit allocation with respect to such subsidiary (determined based solely on the subsidiary’s net income since its acquisition). The amount of profit allocation may represent a significant cash payment and is senior in right to payments of the distributions on the series A preferred and other distributions to our shareholders. Therefore, the amount of profit allocation paid, when paid, will reduce the amount of cash available to our company for its operating and investing activities, including future acquisitions. See Item 1. “Business—Our Manager—Our Manager as an Equity Holder—Manager’s Profit Allocation” for more information on the calculation of the profit allocation.

Our operating agreement also contains a supplemental put provision, which gives our manager the right, subject to certain conditions, to cause our company to purchase the allocation shares then owned by our manager upon termination of the management services agreement. The amount of put price under the supplemental put provision is determined by assuming all of our subsidiaries are sold at that time for their fair market value and then calculating the amount of profit allocation would be payable in such a case. If the management services agreement is terminated for any reason other than the manager’s resignation, the payment to our manager could be as much as twice the amount of such hypothetical profit allocation. As is the case with profit allocation, the calculation of the put price is complex and based on many factors that cannot be predicted with any certainty at this time. See Item 1. “Business—Our Manager—Our Manager as an Equity Holder—Supplemental Put Provision” for more information on the calculation of the put price. The put price obligation, if the manager exercises its put right, will represent a significant cash payment and is senior in right to payments of distributions to our shareholders. Therefore, the amount of put price will reduce the amount of cash available to our company for its operating and investing activities, including future acquisitions.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report:

Cash Flow

	Year Ended December 31,
	2019	2018
Net cash used in operating activities	$(1,923,293)	$(127,005)
Net cash (used in) provided by investing activities	(47,321)	309,968
Net cash provided by (used in) financing activities	1,875,494	(350,505)
Net decrease in cash and cash equivalents	(95,120)	(167,542)
Cash and cash equivalents at beginning of year	333,880	501,422
Cash and cash equivalent at end of year	$238,760	$333,880

Net cash used in operating activities was $1,923,293 for the year ended December 31, 2019, as compared to $127,005 for the year ended December 31, 2018. For the year ended December 31, 2019, the net loss of $3,381,423, an increase in accounts receivable of $1,447,705, a decrease in accounts payable, accrued expenses, and accrued interest of $1,012,226, and an increase in uncertain tax position and deferred taxes of $1,008,104, offset by a decrease in inventory of $723,509, depreciation and amortization of $1,623,908, and an increase in customer deposits of $1,855,989, were the primary drivers of the net cash used in operating activities. For the year ended December 31, 2018, the net loss of $1,541,873, a decrease in deferred tax liability and prepaid tax of $742,000, a loan contingency write-down of $395,634, a gain on sale of fixed assets of $28,408, and an increase in accounts receivable of $239,205, offset by depreciation and amortization of $1,441,898, loss of extinguishment of debt of $536,534, a loss on write-off of assets of $129,400, amortization of financing costs of $29,239, an increase in accounts payable and accrued expenses of $433,736, and a decrease of inventory of $240,353, were the primary drivers of the used in by operating activities.

Net cash used in investing activities was $47,321 for the year ended December 31, 2019, consisting of proceeds from sale of property and equipment of $143,711, offset by the purchase of equipment in the amount of $191,032. Net cash provided by investing activities was $309,968 for the year ended December 31, 2018, consisting of $320,775 of proceeds from sale of fixed assets, offset by purchase of equipment in the amount of $10,807.

Net cash provided by financing activities was $1,875,494 for the year ended December 31, 2019, as compared to net cash used in financing activities of $350,505 for the year ended December 31, 2018. For the year ended December 31, 2019, net cash provided by financing activities consisted of proceeds of convertible promissory note of $650,000, proceeds from notes payable of $1,527,000, proceeds from related party note payable of $2,400, and proceeds, net of repayments, from lines of credit of $1,339,430, offset by payments on notes payable of $661,259, floor plan repayments of $98,519, repayments on capital lease obligations of $524,058 and financing costs of $359,500. For the year ended December 31, 2018, net cash used in financing activities consisted of proceeds from short-term borrowings and notes payable in the amount of $479,434 and proceeds from related party notes payable in the amount of $117,000, offset by principal payments on the capital lease of $596,405, repayment to line of credit in the amount of $275,000, and repayments of notes payable of $75,534.

Regulation A Offering

On November 6, 2019, we launched an offering of series A preferred shares under Regulation A of Section 3(6) of the Securities Act for Tier 2 offerings. We are offering a minimum of 54,000 and up to a maximum of 320,000 of series A preferred shares at an offering price of $25.00 per share for minimum gross proceeds of $1,350,000 and up to a maximum of $8,000,000. Please see “Description of Securities” included in our registration statement on Form S-1, as amended (File No. 333-236041), for a description of the terms of our series A preferred shares. As of the date of this report, we have not yet completed a closing of this offering and no series A preferred shares have been issued.

Grid Promissory Note

On January 3, 2018, we issued a grid promissory note to our manager in the initial principal amount of $50,000. The note provides that we may from time to time request additional advances from our manager up to an aggregate additional amount of $100,000, which will be added to the note if our manager, in its sole discretion, so provides. Interest shall accrue on the unpaid portion of the principal amount and the unpaid portion of all advances outstanding at a fixed rate of 8% per annum, and along with the outstanding portion of the principal amount and the outstanding portion of all advances, shall be payable in one lump sum due on the maturity date, which was the first anniversary of the date of the note. The maturity date of the grid promissory note was extended until January 3, 2021. If all or a portion of the principal amount or any advance under the note, or any interest payable thereon is not paid when due (whether at the stated maturity, by acceleration or otherwise), such overdue amount shall bear interest at a rate of 12% per annum. The note is unsecured and contains customary events of default. As of December 31, 2019, our manager has advanced $119,400 of the promissory note and we have accrued interest of $17,115.

Revolving Loan - Burnley

On April 5, 2019, Goedeker, as borrower, and 1847 Goedeker entered into a loan and security agreement with Burnley Capital LLC, or Burnley, for revolving loans in an aggregate principal amount that will not exceed the lesser of (i) the borrowing base or (ii) $1,500,000 (provided that such amount may be increased to $3,000,000 in Burnley’s sole discretion) minus reserves established Burnley at any time in accordance with the loan and security agreement. The “borrowing base” means an amount equal to the sum of the following: (i) the product of 85% multiplied by the liquidation value of Goedeker’s inventory (net of all liquidation costs) identified in the most recent inventory appraisal by an appraiser acceptable to Burnley (ii) multiplied by Goedeker’s eligible inventory (as defined in the loan and security agreement), valued at the lower of cost or market value, determined on a first-in-first-out basis. In connection with the closing of the acquisition of Goedeker Television on April 5, 2019, Goedeker borrowed $744,000 under the loan and security agreement and issued a revolving note to Burnley in the principal amount of up to $1,500,000. There is no available borrowing base and the balance of the line of credit amounts to $571,997 as of December 31, 2019, comprised of principal of $660,497, net of unamortized debt discount of $88,500.

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

The loan and security agreement contains customary representations, warranties and affirmative and negative financial and other covenants for a loan of this type. The revolving note is secured by a first priority security interest in all of the assets of Goedeker and 1847 Goedeker. In connection with such security interest, on April 5, 2019, (i) 1847 Goedeker entered into a pledge agreement with Burnley, pursuant to which 1847 Goedeker pledged the shares of Goedeker held by it to Burnley, and (ii) Goedeker entered into a deposit account control agreement with Burnley, Small Business Community Capital II, L.P. and Montgomery Bank relating to the security interest in Goedeker’s bank accounts.

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

Revolving Loan – Northpoint

On June 24, 2019, Goedeker, as borrower, entered into a loan and security agreement with Northpoint Commercial Finance LLC, or Northpoint, for revolving loans up to an aggregate maximum loan amount of $1,000,000 for the acquisition, financing or refinancing by Goedeker of inventory at an interest rate of LIBOR plus 7.99%. The balance of the line of credit amounts to $678,933 as of December 31, 2019.

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

The Northpoint loans are secured by a security interest in all of the inventory of Goedeker that is manufactured or sold by vendors identified in the loan and security agreement. In connection with the loan and security agreement, on June 24, 2019, 1847 Goedeker entered into a guaranty in favor of Northpoint, to guaranty the obligations of Goedeker under the loan and security agreement.

Term Loan - SBCC

On April 5, 2019, Goedeker, as borrower, and 1847 Goedeker entered into a loan and security agreement with Small Business Community Capital II, L.P., or SBCC, for a term loan in the principal amount of $1,500,000, pursuant to which Goedeker issued to SBCC a term note in the principal amount of up to $1,500,000 and a ten-year warrant to purchase shares of the most senior capital stock of Goedeker equal to 5.0% of the outstanding equity securities of Goedeker on a fully-diluted basis for an aggregate price equal to $100. We classified the warrant as a derivative liability on the balance sheet of $122,344 and subject to remeasurement on every reporting period. The balance of the note amounts to $999,201 as of December 31, 2019, comprised of principal of $1,312,500, capitalized PIK interest of $21,204, and net of unamortized debt discount of $144,625 and unamortized warrant feature of $189,879.

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

Term Loan - Home State Bank

On June 13, 2018, Neese entered into a term loan agreement with Home State Bank, pursuant to which Neese issued a promissory note to Home State Bank in the principal amount of $3,654,074 with an annual interest rate of 6.85% with covenants to maintain a minimum debt coverage ratio of 1.00 to 1.25. Neese did not comply with this covenant for the year ended December 31, 2019. Accordingly, because of the violation of this covenant and because the loan matures July 20, 2020, the loan is classified as a current liability in the December 31, 2019 balance sheet. Home State Bank has not made any commitments, but we believe that it will renew the loan at maturity.

Pursuant to the terms of the note, Neese will make semi-annual payments of $302,270 beginning on January 20, 2019 and continuing every six months thereafter until July 20, 2020, the maturity date; provided however, that Neese will pay the note in full immediately upon demand by Home State Bank. The balance of the note amounts to $3,299,264 as of December 31, 2019, comprised of principal of $3,309,537 and net of unamortized debt discount of $10,173.

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

The loan is secured by inventory, accounts receivable, and certain fixed assets of Neese. The loan agreement limited the payment of interest on the 8% vesting promissory note and 10% promissory note described below to $40,000 annually or fees to our manager. We continue to accrue interest and management fees at the contractual amounts. Such accruals (in excess of $40,000 in interest on the promissory notes) are shown as long-term accrued expenses in the accompanying balance sheet as of December 31, 2019.

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

The note carries an original issue discount of $64,286 to cover Leonite’s legal fees, accounting fees, due diligence fees and/or other transactional costs incurred in connection with the purchase of the note. Therefore, the purchase price of the note was $650,000. We amortized $319,031 of financing costs related to the common shares and warrants in the year ended December 31, 2019. The remaining net balance of the note at December 31, 2019 is $584,943, comprised of principal of $714,286 and net of unamortized original issuance discount interest of $14,451, financing costs of $38,125 and unamortized debt discount warrant feature of $76,767.

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

Under the note, Leonite has the right at any time at its option to convert all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest of the note into fully paid and non-assessable common shares or any shares or other securities of our company into which such common shares may be changed or reclassified. The number of common shares to be issued upon each conversion of the note shall be determined by dividing the conversion amount by the applicable conversion price then in effect. The conversion amount is the sum of: (i) the principal amount of the note to be converted plus (ii) at Leonite’s option, accrued and unpaid interest, plus (iii) at Leonite’s option, Default Interest, if any, plus (iv) Leonite’s expenses relating to a conversion, plus (v) at Leonite’s option, any amounts owed to Leonite. The conversion price shall be $1.00 per share (subject to adjustment as further described in the note for common share distributions and splits, certain fundamental transactions, and anti-dilution adjustments), provided that at any time after any event of default under the note, the conversion price shall immediately be equal to the lesser of (i) such conversion price less 40%; and (ii) the lowest weighted average price of the common shares during the 21 consecutive trading day period immediately preceding the trading day that 1847 receives a notice of conversion or (iii) the discount to market based on subsequent financings with other investors.

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

9% Subordinated Promissory Note

A portion of the purchase price for the acquisition of assets from Goedeker Television was paid by the issuance by Goedeker of a 9% subordinated promissory note in the principal amount of $4,100,000. The note will accrue interest at 9% per annum, amortized on a five-year straight-line basis and payable quarterly in accordance with the amortization schedule attached thereto, and mature on April 5, 2023. The remaining balance of the note at December 31, 2019 is $3,300,444, comprised of principal of $3,930,292 and net of unamortized debt discount of $629,848.

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

8% Vesting Promissory Note

A portion of the purchase price for the acquisition of Neese was paid by the issuance of an 8% vesting promissory note in the principal amount of $1,875,000 (which was determined to have no fair value as of December 31, 2019 and 2018) by 1847 Neese and Neese to the sellers of Neese. Payment of the principal and accrued interest on the note was subject to vesting in the event that Neese met Adjusted EBITDA (as defined in the note) targets of $1,300,000 for the fiscal years ended December 31, 2017, 2018 and 2019 and a contingent consideration subject to fair market valuation adjustment at each reporting period. The note bore interest on the vested portion of the principal amount at the rate of eight percent (8%) per annum and was to be due and payable in full on June 30, 2020.

Neese did not meet the Adjusted EBITDA target of $1,300,000 for the fiscal year ended December 31, 2017. At June 30, 2018, management made the determination that the vesting note payable had no value because it estimated that the Adjusted EBITDA target of $1,300,000 for both 2018 and 2019 would be not attained, thus eliminating the requirement for a payment under terms of the note payable. As expected, Neese did not meet the Adjusted EBITDA target for the fiscal years ended December 31, 2019. As a result, this note did not vest and no amounts are payable.

10% Promissory Note

A portion of the purchase price for the acquisition of Neese was paid by the issuance of a 10% promissory note in the principal amount of $1,025,000 by 1847 Neese and Neese to the sellers of Neese. The note bears interest on the outstanding principal amount at the rate of ten percent (10%) per annum and was due and payable in full on March 3, 2018; provided, however, that the unpaid principal, and all accrued, but unpaid, interest thereon shall be prepaid if at any time, and from time to time, the cash on hand of 1847 Neese and Neese exceeds $250,000 and, then, the prepayment shall be equal to the amount of cash in excess of $200,000 until the unpaid principal and accrued, but unpaid, interest thereon is fully prepaid. The note contains the same events of default as the 8% vesting promissory note. The note has not been repaid, thus we are in default under this note. Under terms of the term loan with Home State Bank described above, this note may not be paid until the term loan is paid in full. The payees on the note agreed to the modification of its terms by signing the loan agreement. Accordingly, the loan is shown as a long-term liability as of December 31, 2019. Additionally, the term loan lender limits the payment of interest on this note to $40,000 annually. We continue to accrue interest at the contract rate; however, given the limitations of the term loan, all accrued interest in excess of $40,000 is included in long-term accrued expenses.

Floor Plan Loans Payable

At December 31, 2019, $10,581 of machinery and equipment inventory was pledged to secure a floor plan loan from a commercial lender. We must remit proceeds from the sale of the secured inventory to the floor plan lender and pay a finance charge that can vary monthly at the option of the lender. The balance of the floor plan payable as of December 31, 2019 amounted to $10,581.

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

The remaining balance of the lease amounts to $634,458 as of December 31, 2019, comprised of principal of $830,691 and net of unamortized debt discount of $25,055, accrued payments on lien release of $2,249,784 and lease deposits of $38,807, offset by end of lease buyout payments of $117,413.

Total Debt

The following table shows aggregate figures for the total debt described above that is coming due in the short and long term as of December 31, 2019. See the above disclosures for more details regarding these loans.

	Short-Term		Long-Term		Total Debt
Grid Promissory Note	$119,400		$-		$119,400
Revolving Loan – Burnley	571,997		-		571,997
Revolving Loan – Northpoint	678,933		-		678,933
Term Loan - SBCC	1,121,545	(1)	-		1,121,545
Term Loan - Home State Bank	3,299,364		-		3,299,364
Secured Convertible Promissory Note – Leonite	584,943		-		584,943
9% Subordinated Promissory Note – Goedeker	1,068,975		2,280,717	(2)	3,349,692
10% Promissory Note – Neese	-		1,025,000		1,025,000
Floor Plan Loans Payable – Wells Fargo Commercial Distribution Finance	10,581		-		10,581
Master Lease Agreement – Utica	358,584		275,874		634,458
Total	$7,814,322		$3,581,591		$11,395,913

(1)	Includes warrant liability of $122,344.
(2)	Includes contingent note payable of $49,248

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

Pursuant to the management services agreement that we entered into with our manager, our manager will have the right to cause our company to purchase the allocation shares then owned by our manager upon termination of the management services agreement. The redemption value of the allocation shares will be recorded outside of permanent equity in the mezzanine section of the balance sheet. We will recognize any change in the redemption value of the allocation shares by recording a dividend between net income and net income available to common shareholders. The amount recorded for the allocation shares is largely related to the fair value of the profit allocation that our manager, as holder of the allocation shares, will receive. The carrying value of the allocation shares will represent an estimate of the amounts to ultimately be paid to our manager, whether as a result of the occurrence of one or more of the various trigger events or upon the exercise of the supplemental put provision contained in our operating agreement following the termination of the management services agreement. See Item 1. “Business—Our Manager—Our Manager as an Equity Holder—Supplemental Put Provision” for more information about this agreement.

We also expect that our manager will enter into offsetting management services agreements, transaction services agreements and other agreements, in each case, with some or all of the businesses that we acquire in the future. See “Our Manager” for more information about these and other agreements our company intends to enter into with our manager.

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

Revenue Recognition and Cost of Revenue

On January 1, 2018, we adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer purchase orders, including significant judgments. Our adoption of this ASU resulted in no change to our results of operations or balance sheet.

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

Receivables

Receivables consist of credit card transactions in the process of settlement. Vendor rebates receivable represent amounts due from manufactures from whom we purchase product. Rebates receivable are stated at the amount that management expects to collect from manufacturers, net of accounts payable amounts due the vendor. Rebates are calculated on product and model sales programs from specific vendors. The rebates are paid at intermittent periods either in cash or through issuance of vendor credit memos, which can be applied against vendor accounts payable. Based on our assessment of the credit history with manufacturers, we have concluded that there should be no allowance for uncollectible accounts. We historically collect substantially all of our outstanding rebates receivables. Uncollectible balances are expensed in the period it is determined to be uncollectible.

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

Inventory

Inventory consists of finished products acquired for resale and is valued at the lower-of-cost-or-market with cost determined on a specific item basis for the Neese and of finished products acquired for resale and is valued at the low-of-cost-or-market with cost determined on an average item basis for Goedeker. We periodically evaluate the value of items in inventory and provides write-downs to inventory based on its estimate of market conditions. We estimated an obsolescence allowance of $425,000 and $0 at December 31, 2019 and 2018, respectively.

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

Acquired identifiable intangible assets are amortized over the following periods:

Acquired intangible Asset	Amortization Basis	Expected Life (years)
Customer-Related	Straight-line basis	5-15
Marketing-Related	Straight-line basis	5

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

Derivative Instrument Liability

We account for derivative instruments in accordance with ASC 815, Derivatives and Hedging, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts, and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At December 31, 2019, we classified a warrant issued in conjunction with a term loan as a derivative instrument.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2019. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described below, our disclosure controls and procedures were not effective.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this evaluation, management used the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our evaluation, we determined that, as of December 31, 2019, our internal control over financial reporting was not effective due to the following material weaknesses.

●	We did not have appropriate policies and procedures in place to evaluate the proper accounting and disclosures of key documents and agreements.

●	We do not have adequate segregation of duties with our limited accounting personnel and rely upon outsourced accounting services.

●	We do not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States commensurate with our financial reporting requirements.

In order to cure the foregoing material weakness, we have taken or plan to take the following remediation measures:

●	Once we raise additional funds, Robert D. Barry, CPA intends to resign as a director of our company and will become our Chief Financial Officer. Mr. Barry has more than 10 years of experience acting as chief financial officer of various companies and has significant GAAP and SEC reporting experience.

●	We plan to make necessary changes by providing training to our financial team and our other relevant personnel on the GAAP accounting guidelines applicable to financial reporting requirements.

●	We have plan to hire a financial controller for Neese. Mr. Barry is acting as interim controller for Neese until a permanent controller is hired.

●	We have engaged the outsourced accounting and financial reporting services of Carrollton Partners, LLC and will continue to use its services after Robert D. Barry assumes the role of Chief Financial Officer.

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

Except for the matters described above, there have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2019, but was not reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our directors and executive officers:

Name	Age	Position
Ellery W. Roberts	47	Chairman, Chief Executive Officer, President and Chief Financial Officer
Robert D. Barry	74	Director
Paul A. Froning	47	Director

Ellery W. Roberts.  Mr. Roberts brings over 20 years of private equity investing experience to our company.  Mr. Roberts has been the Chairman, Chief Executive Officer, President and Chief Financial Officer of our company since its inception on January 22, 2013. Mr. Roberts has also been a director of Western Capital Resources, Inc., a public company (WCRS), since May 2010.  In July 2011, Mr. Roberts formed The 1847 Companies LLC, a company that is no longer active, where he began investing his own personal capital and capital of high net worth individuals in select transactions.  Through The 1847 Companies LLC, Mr. Roberts operated as a fundless sponsor, covering the costs associated with pursuing transactions and raising capital on the basis of his own personal investment. Prior to forming The 1847 Companies LLC, Mr. Roberts was the co-founder and was co-managing principal from October 2009 to June 2011 of RW Capital Partners LLC, the recipient of a “Green Light” letter from the U.S. Small Business Administration (SBA) permitting RW Capital Partners LLC to raise capital in pursuit of the SBA Small Business Investment Company license with the preliminary support of the SBA. Mr. Roberts was a founding member of Parallel Investment Partners, LP (formerly SKM Growth Investors, LP), or Parallel, a Dallas-based private equity fund focused on re-capitalizations, buyouts and growth capital investments in lower middle market companies throughout the United States. Mr. Roberts was responsible for approximately $400 million in invested capital across two funds.  Also during his tenure with Parallel, Mr. Roberts sat on the boards of Environmental Lighting Concepts, Hat World Corporation, Senex Financial Corporation, Builders TradeSource Corporation, Action Sports, Weisman Discount Home Centers, Winnercom, Mealey’s Furniture, Regional Management Corporation, Marmalade Cafes, and Diesel Service and Supply (all of which are private companies).  Prior to Parallel, Mr. Roberts was a Vice President with Lazard Group LLC (NYSE: LAZ), or Lazard, from July 1997 to December 2000.  While at Lazard, he focused on and also gained experience in the home building, health care, retail, industrial and lodging sectors.  Prior to joining Lazard in 1997, Mr. Roberts was a Senior Financial Analyst with Colony Capital, Inc. from July 1995 to June 1996, where he analyzed and executed transactions for Colony Investors II, L.P., a $625 million private equity fund.  Prior to that, he was a Financial Analyst with the Corporate Finance Division of Smith Barney Inc. (now known as Morgan Stanley Smith Barney LLC) from January 1994 to June 1995 where he participated in a wide variety of investment banking activities.  During his career Mr. Roberts has been directly involved with over $3 billion in direct private equity investments.  Some of the more notable investments in which Mr. Roberts played a key role leading to returns driven by acquisitions in the small business market are (i) the recapitalization of Hat World Inc. in 2001, wherein the capital provided by SKM Growth Investors was utilized to acquire LIDS Inc. out of bankruptcy (after absorbing the LIDS stores, Hat World Inc. realized significant growth and ultimately was sold to Genesco Inc., a public entity (GCO), netting SKM a gross multiple of invested capital of 5.0x in 2004); (ii) the growth capital investment in Teavana Inc. in 2004, wherein the capital provided by SKM Growth Investors was utilized to facilitate the rapid expansion of Teavana Inc, ultimately leading to an IPO and ultimate sale subsequent to the IPO to Starbucks Inc., netting SKM Growth Investors a gross multiple of invested capital of 12.4x in 2013; and (iii) the recapitalization of Regional Management Corporation, or RMC, wherein the capital provided by Parallel was utilized to buy a majority of the equity interest in RMC and fund future growth. Subsequent to Parallel’s investment in RMC in 2007, the company realized significant growth in sales and EBITDA ultimately positioning RMC to execute a successful IPO and facilitated the eventual sale of Parallel’s interest in the company generating a gross multiple of invested capital of 4.6x in 2014. Mr. Roberts received his B.A. degree in English from Stanford University. Mr. Roberts was selected to serve on our board of directors due to his extensive senior management experience in the industry in which we operate, having served as founder or executive of various other management, investment and corporate advisory companies for over 15 years.

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

Paul A. Froning. Mr. Froning has been a director of our company since April 2013. In 2009, Mr. Froning co-founded Focus Healthcare Partners LLC, or Focus, a Chicago-based private equity investment, advisory and asset management firm targeting the senior housing and healthcare sectors. Since November 2009, Mr. Froning has acted as Principal of Focus. Prior to forming Focus, from February 2008 to October 2009, Mr. Froning was a Managing Director in the private equity department of Fortress Investment Group LLC (NYSE: FIG), or Fortress, a publicly-traded New York-based private investment firm with more than $50 billion in assets under management.  Prior to joining Fortress, Mr. Froning was the Chief Investment Officer and Executive Vice President of Brookdale Senior Living Inc. (NYSE: BKD), or Brookdale, a publicly-traded affiliate of Fortress, from 2005 to 2008.  Previously, Mr. Froning held senior investment positions at the private equity investment arms of Lazard Group LLC (NYSE: LAZ) and Security Capital Group, prior to its acquisition by GE Capital Corp., in addition to investment banking experience at Salomon Brothers, prior to its acquisition by Travelers Group, and the securities subsidiary of Principal Financial Group (NYSE: PSG).  Mr. Froning has a B.A. degree from the University of Notre Dame. Mr. Froning was selected to serve on our board of directors due to his twenty years of private equity, investment and advisory experience.

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

Family Relationships

There are no family relationships among any of our officers or directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, except as described below, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

We are required to disclose any amendment to, or waiver from, a provision of our code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions. We intend to use our website as a method of disseminating this disclosure, as permitted by applicable SEC rules. Any such disclosure will be posted to our website within four (4) business days following the date of any such amendment to, or waiver from, a provision of our code of ethics.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and beneficial holders of more than 10% of our common shares to file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities. We believe, based solely on a review of the copies of such reports furnished to us and representations of these persons, that all reports were timely filed for the year ended December 31, 2019.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table - Years Ended December 31, 2019 and 2018

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Other Compensation ($)	Total ($)
Ellery W. Roberts	2019	40,000	40,000
Chief Executive Officer and Chief Financial Officer	2018	33,750	33,750

Our Chief Executive Officer and Chief Financial Officer, Mr. Ellery W. Roberts, is employed by our manager and is seconded to our company. Our manager, and not our company, pays any compensation to Mr. Roberts who is seconded to us under the management services agreement. We do not reimburse our manager for any compensation paid to Mr. Roberts in his capacity as our Chief Executive Officer and Chief Financial Officer. We pay our manager a quarterly management fee, and our manager may use the proceeds from the management fee, in part, to pay compensation to Mr. Roberts. For the years ended December 31, 2019 and 2018, the management fee expense for our manager amounted to $433,784 and $250,000, respectively, of which $120,137 and $62,500, respectively, was paid in cash.

Mr. Roberts did not receive any compensation as an employee of our manager for the years ended December 31, 2019 and 2018. However, Mr. Roberts, as a holder of limited liability company interests in our manger, received $40,000 and $33,750 for the years ended December 31, 2019 and 2018, respectively, as a result of distributions from our manger to its interest holders, which is included in “Other Compensation” in the table above. See Item 1. “Business—Our Manager—Overview of Our Manager” for information regarding the ownership of our manager.

Other Compensation

Our company does not provide any nonqualified deferred compensation arrangements or qualified or non-qualified pension plans to our named executive officers. The named executive officers have not been granted any options or other equity-based awards with respect to our common shares. As of December 31, 2019, the named executive officers did not hold any options or other equity-based awards with respect to our common shares.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common shares as of March 27, 2020 by (i) each of our named executive officers and directors; (ii) all of our named executive officers and directors as a group; and (iii) each person who is known by us to beneficially own more than 5% of our common shares. Unless otherwise specified, the address of each of the persons set forth below is c/o our company, 590 Madison Avenue, 21st Floor, New York, NY 10022.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Ellery W. Roberts, Chairman, CEO, President and CFO	Common Shares	2,625,000	82.92%
Robert D. Barry, Director	Common Shares	0	*
Paul A. Froning, Director	Common Shares	0	*
All officers and directors as a group (3 persons named above)	Common Shares	2,625,000	82.92%
Louis A. Bevilacqua (3)	Common Shares	337,500	10.66%

* Less than 1%

(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common shares.

(2)	A total of 3,165,625 common shares are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of March 27 2020. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(3)	On September 15, 2013, we entered into a restricted stock purchase agreement with Bevilacqua PLLC, our outside legal counsel, and its independent contractor consultant. Pursuant to this agreement, Bevilacqua PLLC received 337,500 common shares, and its independent contractor consultant received 112,500 common shares, in consideration for services provided and to be provided to us. Bevilacqua PLLC has transferred these shares to its managing member, Louis A. Bevilacqua, who had voting and dispositive control over securities. The address of Louis A. Bevilacqua is 1050 Connecticut Ave., NW, Suite 500, Washington, DC 20036.

Changes in Control

We do not currently have any arrangements which if consummated may result in a change of control of our company.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any compensation plans in effect under which our equity securities are authorized for issuance.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of our 2018 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11. “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

●	Our Chief Executive Officer, Ellery W. Roberts, controls our manager. Our relationship with our manager is governed principally by the following two agreements: (1) the management services agreement and offsetting management services agreements relating to the management services our manager will perform for us and the businesses we own and the management fee to be paid to our manager in respect thereof; and (2) our company’s operating agreement setting forth our manager’s rights with respect to the allocation shares it owns, including the right to receive payments of profit allocation from our company and our manager’s right to cause our company to purchase the allocation shares it owns. Our manager has also entered into an offsetting management services agreement with 1847 Neese and Goedeker and we expect that our manager will enter into offsetting management services agreements and transaction services agreements with our future businesses directly. See Item 1. “Business—Our Manager” for detailed descriptions of these agreements.

●	For the years ended December 31, 2019 and 2018, the management fee expense for our manager amounted to $433,784 and $250,000, respectively, of which $120,137 and $62,500, respectively, was paid in cash. Under terms of a term loan from Home State Bank, no fees may be paid to our manager under the Neese offsetting management services agreement without permission of the bank, which the manager does not expect to be granted within the forthcoming year. In addition, payment of the management fee under the Goedeker offsetting management services agreement is subordinated to the payment of interest on a 9% subordinated promissory note, such that no payment of the management fee may be made if Goedeker is in default under the note with regard to interest payments and, for the avoidance of doubt, such payment of the management fee will be contingent on Goedeker being in good standing on all associated loan covenants. In addition, during the period that that any amounts are owed under the 9% subordinated promissory note or earn out payments to Goedeker Television described elsewhere in this report, the annual management fee shall be capped at $250,000. Finally, the rights of our manager to receive payments under the Goedeker offsetting management services agreement are also subordinate to the rights of Burnley Capital LLC and Small Business Community Capital II, L.P. under separate subordination agreements that our manager entered into with them on April 5, 2019. Accordingly, $514,461 due our manager is classified as an accrued liability as of December 31, 2019.

●	Our manager owns certain intellectual property relating to the term “1847.” Pursuant to the management services agreement, our manager has granted our company a non-exclusive, royalty free right to use the following intellectual property in connection with our business and operations or as may be required to comply with applicable law: (i) 1847 Holdings LLC; (ii) 1847 Partners LLC; (iii) www.1847holdings.com; and (iv) www.1847partners.com. Our company is permitted to sublicense the use of this intellectual property to any of our subsidiaries to use in connection with their business or as may be required by law. Our company and any businesses that we acquire must cease using the intellectual property described above entirely in their businesses and operations within 180 days of our termination of the management services agreement. The sublicense provisions of the management services agreement would require our company and its businesses to change their names to remove any reference to the term “1847” or any reference to the intellectual property licensed to them by our manager. This also would require us to create and market a new name and expend funds to protect that name.

●	As of December 31, 2019 and 2018, our manager has funded $62,499 and $55,500 in related party advances, respectively. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

●	On January 3, 2018, we issued a grid promissory note to our manager in the initial principal amount of $50,000. The note provides that we may from time to time request additional advances from our manager up to an aggregate additional amount of $100,000, which will be added to the note if our manager, in its sole discretion, so provides. Interest shall accrue on the unpaid portion of the principal amount and the unpaid portion of all advances outstanding at a fixed rate of 8% per annum, and along with the outstanding portion of the principal amount and the outstanding portion of all advances, shall be payable in one lump sum due on the maturity date, which is the first anniversary of the date of the note. The maturity date of the grid promissory note was extended until January 3, 2021. If all or a portion of the principal amount or any advance under the note, or any interest payable thereon is not paid when due (whether at the stated maturity, by acceleration or otherwise), such overdue amount shall bear interest at a rate of 12% per annum. The note is unsecured and contains customary events of default. As of December 31, 2019 and 2018, our manager has advanced $119,400 and $128,966, respectively, of the promissory note and we have accrued interest of $17,115 and $7,549, respectively.

●	From time to time, we have received advances from our chief executive officer to meet short-term working capital needs. As of December 31, 2019 and 2018, a total of $181,333 and $174,333 in advances from our chief executive officer are outstanding, respectively. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

●	On March 3, 2017, Neese entered into an agreement of lease with K&A Holdings, LLC, a limited liability company that is wholly-owned by the officers of Neese. See Item 2. “Properties” for more information regarding this lease. Under terms of a term loan agreement with Home State Bank, we may not pay salary or rent to such officers of Neese in excess of $100,000 per year beginning on the date of the term loan agreement, June 13, 2018. We are accruing monthly rent, but because of the limitation in the term loan, $200,000 of accrued rent is classified as a long-term accrued liability as of December 31, 2019.

Director Independence

Our board of directors has determined that Mr. Froning is an independent director as that term is defined in the applicable rules of the Nasdaq Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to us for professional services rendered for the fiscal years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
Audit Fees	$79,000	$55,000
Audit-Related Fees	85,300	4,000
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$164,300	$59,000

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit service performed by Sadler, Gibb & Associates, LLC for our financial statements as of and for the year ended December 31, 2019.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) List of Documents Filed as a Part of This Report:

(1) Index to Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2019 and 2018

Consolidated Statements of Operations for the Years Ended December 31, 2019 and 2018

Consolidated Statement of Shareholders’ Deficit for the Years Ended December 31, 2019 and 2018

Consolidated Statements of Cash Flows for the Years Ended December 31, 2019 and 2018

Notes to Consolidated Financial Statements

(2) Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the financial statements or the notes thereto, or because it is not required.

(3) Index to Exhibits:

See exhibits listed under Part (b) below.

(b) Exhibits:

Exhibit No.	Description
3.1	Certificate of Formation of 1847 Holdings LLC (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed on February 7, 2014)
3.2	Second Amended and Restated Operating Agreement of 1847 Holdings LLC, dated January 19, 2018 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 22, 2018)
3.3	Form of Share Designation of Series A Preferred Shares (incorporated by reference to Exhibit 2.3 to the Amended Offering Statement on Form 1-A/A filed on October 8, 2019)
4.1	Common Share Purchase Warrant issued by 1847 Holdings LLC to Leonite Capital LLC on April 5, 2019 (incorporated by reference to Exhibit 10.22 to the Current Report on Form 8-K filed April 8, 2019)
10.1	Management Services Agreement, dated April 15, 2013, between 1847 Holdings LLC and 1847 Partners LLC (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1/A filed on March 14, 2014)
10.2	Amendment No. 1 to Management Services Agreement, dated September 15, 2013, between 1847 Holdings LLC and 1847 Partners LLC (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 filed on February 7, 2014)
10.3	Management Services Agreement, dated March 3, 2017, between 1847 Neese Inc. and 1847 Partners LLC (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed March 9, 2017)
10.4	Management Services Agreement, dated April 5, 2019, between 1847 Goedeker Inc. and 1847 Partners LLC (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed April 8, 2019)
10.5	Management Fee Subordination Agreement, dated April 5, 2019, between Burnley Capital LLC and 1847 Partners LLC and Acknowledged by 1847 Goedeker Inc. (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed April 8, 2019)
10.6	Management Fee Subordination Agreement, dated April 5, 2019, between Small Business Community Capital II, L.P. and 1847 Partners LLC and Acknowledged by 1847 Goedeker Inc. (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed April 8, 2019)
10.7	Asset Purchase Agreement, dated January 18, 2019, among 1847 Goedeker Inc., Goedeker Television Co., Steve Goedeker and Mike Goedeker (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed April 8, 2019)
10.8	Amendment No. 1 to Asset Purchase Agreement, dated April 5, 2019, among 1847 Goedeker Inc., 1847 Goedeker Holdco Inc., Goedeker Television Co. and Steve Goedeker and Mike Goedeker (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed April 8, 2019)
10.9	8% Vesting Promissory Note issued by 1847 Neese Inc. and Neese, Inc. to Alan Neese and Katherine Neese on March 3, 2017 (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed March 9, 2017)
10.10	10% Short Term Promissory Note issued by 1847 Neese Inc. and Neese, Inc. to Alan Neese and Katherine Neese on March 3, 2017 (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K filed March 9, 2017)
10.11	9% Subordinated Promissory Note issued by 1847 Goedeker Inc. to Steve Goedeker, in his capacity as the Seller’s Representative, on April 5, 2019 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed April 8, 2019)
10.12	Subordination Agreement, dated April 5, 2019, between Goedeker Television Co. and Burnley Capital LLC and Acknowledged by 1847 Goedeker Inc. and 1847 Goedeker Holdco Inc. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed April 8, 2019)
10.13	Subordination Agreement, dated April 5, 2019, between Goedeker Television Co. and Small Business Community Capital II, L.P. and Acknowledged by 1847 Goedeker Inc. and 1847 Goedeker Holdco Inc. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed April 8, 2019)
10.14	Master Lease Agreement, dated March 3, 2017, among Utica Leaseco, LLC, 1847 Neese Inc. and Neese, Inc. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed March 9, 2017)
10.15	First Amendment to Lease Documents, dated June 14, 2017, among Utica Leaseco, LLC, 1847 Neese Inc. and Neese, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed June 15, 2017)
10.16	Equipment Schedule No. 2, dated October 31, 2017, among Utica Leaseco, LLC, 1847 Neese Inc. and Neese, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed November 6, 2017)
10.17	Forbearance Agreement, dated April 18, 2018, among Utica Leaseco, LLC, 1847 Neese Inc., Neese, Inc. and Ellery W. Roberts (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed April 24, 2018)

10.18	Surrender Agreement, dated April 18, 2018, among Utica Leaseco, LLC, 1847 Neese Inc. and Neese, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed April 24, 2018)
10.19	Business Loan Agreement, dated June 13, 2018, between Neese, Inc. and Home State Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed on July 12, 2018)
10.20	Promissory Note issued by Neese, Inc. in favor of Home State Bank on dated June 13, 2018 (incorporated by reference to Exhibit 10.2 to the Form 8-K/A filed on July 12, 2018)
10.21	Commercial Security Agreement, dated June 13, 2018, between Neese, Inc. and Home State Bank (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K/A filed on July 12, 2018)
10.22	Grid Promissory Note issued by 1847 Holdings LLC in favor of 1847 Partners LLC on dated January 3, 2018 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed January 4, 2018)
10.23	Loan and Security Agreement, dated April 5, 2019, among 1847 Goedeker Inc., 1847 Goedeker Holdco Inc. and Burnley Capital LLC (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed April 8, 2019)
10.24	Revolving Note issued by 1847 Goedeker Inc. to Burnley Capital LLC on April 5, 2019 (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed April 8, 2019)
10.25	Pledge Agreement, dated April 5, 2019, by 1847 Goedeker Holdco Inc. in favor of Burnley Capital LLC (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed April 8, 2019)
10.26	Guaranty, dated April 5, 2019, by 1847 Holdings LLC in favor of Burnley Capital LLC (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed April 8, 2019)
10.27	Loan and Security Agreement, dated April 5, 2019, among 1847 Goedeker Inc., 1847 Goedeker Holdco Inc. and Small Business Community Capital II, L.P. (incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K filed April 8, 2019)
10.28	Term Loan Note issued by 1847 Goedeker Inc. to Small Business Community Capital II, L.P. on April 5, 2019 (incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K filed April 8, 2019)
10.29	Warrant to Purchase Company Shares issued by 1847 Goedeker Inc. to Small Business Community Capital II, L.P. on April 5, 2019 (incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K filed April 8, 2019)
10.30	Pledge Agreement, dated April 5, 2019, by 1847 Goedeker Holdco Inc. in favor of Small Business Community Capital II, L.P. (incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K filed April 8, 2019)
10.31	Guaranty, dated April 5, 2019, by 1847 Holdings LLC in favor of Small Business Community Capital II, L.P. (incorporated by reference to Exhibit 10.19 to the Current Report on Form 8-K filed April 8, 2019)
10.32	Deposit Account Control Agreement, dated April 5, 2019, among 1847 Goedeker Inc., Burnley Capital LLC, Small Business Community Capital II, L.P. and Montgomery Bank (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K filed April 8, 2019)
10.33	Securities Purchase Agreement, dated April 5, 2019, among 1847 Holdings LLC, 1847 Goedeker Holdco Inc., 1847 Goedeker Inc. and Leonite Capital LLC (incorporated by reference to Exhibit 10.20 to the Current Report on Form 8-K filed April 8, 2019)
10.34	Secured Convertible Promissory Note issued by 1847 Holdings LLC, 1847 Goedeker Holdco Inc. and 1847 Goedeker Inc. to Leonite Capital LLC on April 5, 2019 (incorporated by reference to Exhibit 10.21 to the Current Report on Form 8-K filed April 8, 2019)
10.35	Security and Pledge Agreement, dated April 5, 2019, among 1847 Holdings LLC, 1847 Goedeker Holdco Inc., 1847 Goedeker Inc. and Leonite Capital LLC (incorporated by reference to Exhibit 10.23 to the Current Report on Form 8-K filed April 8, 2019)

10.36	Subordination Agreement, dated April 5, 2019, by Leonite Capital LLC in favor of Burnley Capital LLC and Acknowledged by 1847 Goedeker Inc. and 1847 Goedeker Holdco Inc. (incorporated by reference to Exhibit 10.24 to the Current Report on Form 8-K filed April 8, 2019)
10.37	Subordination Agreement, dated April 5, 2019, by Leonite Capital LLC in favor of Small Business Community Capital II, L.P. and Acknowledged by 1847 Goedeker Inc. and 1847 Goedeker Holdco Inc. (incorporated by reference to Exhibit 10.25 to the Current Report on Form 8-K filed April 8, 2019)
10.38	Loan and Security Agreement, dated June 24, 2019, between Northpoint Commercial Finance LLC and 1847 Goedeker Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 19, 2019)
10.39	Amendment to Loan and Security Agreement, dated August 2, 2019, between 1847 Goedeker Inc. and Northpoint Commercial Finance LLC (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on November 19, 2019)
10.40	Guaranty, dated June 24, 2019, by 1847 Goedeker Holdco Inc. in favor of Northpoint Commercial Finance LLC (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on November 19, 2019)
10.41	Agreement of Lease, dated March 3, 2017, between K&A Holdings, LLC and Neese, Inc. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed March 9, 2017)
10.42	Lease Agreement, dated April 5, 2019, between S.H.J., L.L.C. and 1847 Goedeker Inc. (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed April 8, 2019)
14.1	Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14.1 to the registrant’s Annual Report on Form 10-K filed on April 15, 2015)
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Registration Statement on Form S-1 filed on January 23, 2020)
31.1*	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

ITEM 16.	FORM 10-K SUMMARY.

None.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of 1847 Holdings LLC:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of 1847 Holdings LLC (“the Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, shareholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2019 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Salt Lake City, UT

March 30, 2020

1847 HOLDINGS LLC

CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018
ASSETS
Current Assets
Cash	$238,760	$333,880
Accounts receivable, net	2,453,455	549,568
Vendor deposits	294,960	-
Inventories, net	1,615,432	487,690
Prepaid expenses and other current assets	1,123,486	145,978
TOTAL CURRENT ASSETS	5,726,093	1,517,116
Property and equipment, net	3,367,427	4,491,089
Operating lease right of use assets	2,565,835	-
Goodwill	4,998,182	22,166
Intangible assets, net	1,893,577	21,533
Deferred tax asset	635,503	-
Other assets	45,375	375
TOTAL ASSETS	$19,231,992	$6,052,279

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,017,630	$1,210,984
Floor plan payable	10,581	109,100
Current portion of operating lease liability	485,773	-
Advances, related party	181,333	174,333
Lines of credit	1,250,930	-
Note payable – related party	119,400	117,000
Notes payable – current portion	5,367,539	293,641
Uncertain tax liability	-	8,000
Warrant liability	122,344	-
Convertible promissory note – current portion	584,943	-
Customer deposits	4,164,296	-
Current portion of financing lease liability	358,584	299,157
TOTAL CURRENT LIABILITIES	16,663,353	2,212,215
Non-current notes-payable	-	3,262,434
Operating lease liability – long term, net of current portion	2,080,062	-
Notes payable – long term, net of current portion	3,256,469	1,025,000
Contingent note payable	49,248	-
Non-current deferred tax liability	-	364,601
Accrued expenses – long term, related party	905,780	451,857
Financing lease liability, net of current portion	275,874	763,239
TOTAL LIABILITIES	$23,230,786	$8,079,346
SHAREHOLDERS’ DEFICIT
Allocation shares, 1,000 shares issued and outstanding	1,000	1,000
Common Shares, 500,000,000 shares authorized, 3,165,625 and 3,115,625 shares issued and outstanding as of December 31, 2019 and 2018, respectively	3,165	3,115
Additional paid-in capital	442,014	11,891
Accumulated deficit	(4,402,043)	(2,155,084)
TOTAL SHAREHOLDERS’ DEFICIT	(3,955,864)	(2,139,078)
NONCONTROLLING INTERESTS	(42,930)	112,011
TOTAL SHAREHOLDERS’ DEFICIT	(3,998,794)	(2,027,067)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$19,231,992	$6,052,279

The accompanying notes are an integral part of these consolidated financial statements

1847 HOLDINGS LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2019	2018
REVENUES
Services	$4,201,414	$4,631,507
Sales of parts and equipment	2,178,611	2,702,340
Furniture and appliances	34,668,113	-
TOTAL REVENUE	41,048,138	7,333,847
OPERATING EXPENSES
Cost of sales	30,426,194	2,370,757
Personnel costs	5,137,946	2,269,059
Depreciation and amortization	1,623,908	1,441,898
Fuel	718,495	874,187
General and administrative	6,177,588	1,896,541
TOTAL OPERATING EXPENSES	44,084,131	8,852,442
LOSS FROM OPERATIONS	(3,035,993)	(1,518,595)
OTHER INCOME (EXPENSE)
Financing costs and loss on early extinguishment of debt	(552,561)	(536,491)
Gain on write-down of contingency	32,246	395,634
Interest expense	(1,206,991)	(562,629)
Change in warrant liability	106,900	-
Other income (expense)	15,010	(129,400)
Gain (loss) on sale of property and equipment	57,603	28,408
TOTAL OTHER INCOME (EXPENSE)	(1,547,793)	(804,478)
NET LOSS BEFORE INCOME TAXES	(4,583,786)	(2,323,073)
INCOME TAX EXPENSE (BENEFIT)	(1,202,363)	(781,200)
NET LOSS BEFORE NON-CONTROLLING INTERESTS	(3,381,423)	(1,541,873)
NON-CONTROLLING INTEREST	(1,134,464)	(546,513)
NET LOSS ATTRIBUTABLE TO 1847 HOLDINGS SHAREHOLDERS	$(2,246,959)	$(995,360)

Net Loss Per Common Share: Basic and diluted	$(1.07)	$(0.50)
Weighted-average number of common shares outstanding: Basic and diluted	3,152,349	3,115,625

The accompanying notes are an integral part of these consolidated financial statements

1847 HOLDINGS LLC

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

	Common Shares		Allocation	Additional Paid-In	Accumulated	Non- Controlling	Shareholders’
	Shares	Amount	Shares	Capital	Deficit	Interest	Deficit
BALANCE – January 1, 2018	3,115,625	$3,115	$1,000	$11,891	$(1,159,724)	$658,524	$(485,194)
Net loss	-	-	-	-	(995,360)	(546,513)	(1,541,873)
BALANCE – December 31, 2018	3,115,625	$3,115	$1,000	$11,891	$(2,155,084)	$112,011	$(2,027,067)
Non-controlling interest granted in the acquisition of Goedeker	-	-	-	-	-	979,523	979,523
Common shares and warrants issued in connection with convertible note payable	50,000	50	-	430,123	-	-	430,173
Net loss	-	-	-	-	(2,246,959)	(1,134,464)	(3,381,423)
BALANCE – December 31, 2019	3,165,625	$3,165	$1,000	$442,014	$(4,402,043)	$(42,930)	$(3,998,794)

The accompanying notes are an integral part of these consolidated financial statements

1847 HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2019	2018
OPERATING ACTIVITIES
Net loss	$(3,381,423)	$(1,541,873)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of property and equipment	(57,603)	(28,408)
Depreciation and amortization	1,623,908	1,441,898
Amortization of financing costs	-	29,239
Gain on write-down of contingency	(32,246)	(395,634)
Write-down of assets	-	129,400
Loss on extinguishment of debt	-	536,534
Amortization of debt discounts	605,272	42,506
Amortization of operating lease right-of-use assets	358,322	-
Change in warrant liability	(106,900)	-

Changes in operating assets and liabilities:
Accounts receivable	(1,447,705)	(239,205)
Vendor deposits	(294,960)	-
Inventory	723,509	240,353
Prepaid expenses and other assets	148,272	(28,184)
Accounts payable and accrued expenses	(1,012,225)	433,739
Operating lease liability	(358,322)	-
Customer deposits	1,855,989	-
Deferred taxes and uncertain tax position	(1,008,104)	(742,000)
Due to related parties	7,000	(5,370)
Accrued expense long-term	453,923
Net cash used in operating activities	(1,923,293)	(127,005)
INVESTING ACTIVITIES
Proceeds from the sale of property and equipment	143,711	320,775
Purchase of equipment	(191,032)	(10,807)
Net cash provided by investing activities	(47,321)	309,968
FINANCING ACTIVITIES
Proceeds from short-term borrowings	-	463,137
Proceeds from convertible note payable	650,000	-
Proceeds from notes payable	1,527,000	16,297
Repayments of notes payable	(661,259)	(75,534)
Repayment of floor plan	(98,519)
Proceeds from note payable – related party	2,400	117,000
Proceeds (repayment) from lines of credit, net	1,339,430	(275,000)
Repayment of capital lease	(524,058)	-
Financing costs and early extinguishment of debt	(359,500)	(596,405)
Net cash provided by (used in) financing activities	1,875,494	(350,505)
NET CHANGE IN CASH	(95,120)	(167,542)
CASH
Beginning of period	333,880	501,422
End of period	$238,760	$333,880

The accompanying notes are an integral part of these consolidated financial statements

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

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

On January 10, 2019, the Company established 1847 Goedeker Inc. (“Goedeker”) as a wholly-owned subsidiary in the State of Delaware in connection with the proposed acquisition of assets from Goedeker Television Co., Inc., a Missouri corporation (“Goedeker Television”), described below. On March 20, 2019, the Company established 1847 Goedeker Holdco Inc. (“1847 Goedeker”) as a wholly-owned subsidiary in the State of Delaware and subsequently transferred all of its shares in Goedeker to 1847 Goedeker, such that Goedeker became a wholly-owned subsidiary of 1847 Goedeker.

On January 18, 2019, Goedeker entered into an asset purchase agreement with Goedeker Television and Steve Goedeker and Mike Goedeker, pursuant to which, on April 5, 2019, Goedeker acquired substantially all of the assets of Goedeker Television used in its retail appliance and furniture business (see Note 9). As a result of this transaction, the Company owns 70% of 1847 Goedeker, with the remaining 30% held by third-parties. (See Note 17).

The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries, 1847 Neese, Neese, 1847 Goedeker and Goedeker. All significant intercompany balances and transactions have been eliminated in consolidation.

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

DECEMBER 31, 2019 AND 2018

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

Reclassifications

Certain Statements of Operations reclassifications have been made in the presentation of the Company’s prior financial statements and accompanying notes to conform to the presentation as of and for the year ended December 31, 2019. The Company reclassified certain operating expense accounts in the Consolidated Statement of Operations. The reclassification had no impact on financial position, net income, or shareholder’s equity.

Revenue Recognition and Cost of Revenue

On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer purchase orders, including significant judgments. The Company’s adoption of this ASU resulted in no change to the Company’s results of operations or balance sheet.

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

DECEMBER 31, 2019 AND 2018

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

If Neese continued to apply legacy revenue recognition guidance for the year ended December 31, 2019, revenues, gross margin, and net loss would not have changed.

Substantially all of Neese’s sales are to businesses, including farmers or municipalities and very little to individuals.

Disaggregated Revenue ‒ Neese disaggregates revenue from contracts with customers by contract type, as it believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Neese’s revenue by contract type is as follows:

	Year Ended December 31,
	2019	2018
Revenues
Trucking	$1,579,660	$2,060,992
Waste hauling and pumping	1,901,314	1,844,053
Repairs	377,004	413,210
Other	343,436	313,252
Total services	4,201,414	4,631,057
Sales of parts and equipment	2,178,611	2,702,340
Total revenue	$6,380,025	$7,333,847

Performance Obligations ‒ Performance obligations for the different types of services are discussed below:

●	Trucking ‒ Revenues for time and material contracts are recognized when the merchandise or commodity is delivered to the destination specified in the agreement with the customer.

●	Waste Hauling and pumping ‒ Revenues for waste hauling and pumping is recognized when the hauling, pumping, and spreading are complete.

●	Repairs ‒ Revenues for repairs are recognized upon completion of equipment serviced.

●	Sales of parts and equipment ‒ Revenues for the sale of parts and equipment are recognized upon the transfer and acceptance by the customer.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

Accounts Receivable, Net ‒ Accounts receivable, net, are amounts due from customers where there is an unconditional right to consideration. Unbilled receivables of $121,989 and $139,766 are included in this balance at December 31, 2019 and 2018, respectively. The payment of consideration related to these unbilled receivables is subject only to the passage of time.

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

Neese determined that an allowance for loss of $29,001 was required at December 31, 2019 and 2018.

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

If Goedeker continued to apply legacy revenue recognition guidance for the three and year ended December 31, 2019, revenues, gross margin, and net loss would not have changed.

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

Goedeker’s revenue by sales type is as follows:

	Year Ended December 31,
	2019	2018
Appliance sales	$29,254,413	$-
Furniture sales	4,814,931	-
Other sales	598,769	-
Total revenue	$34,668,113	$-

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

DECEMBER 31, 2019 AND 2018

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

Inventory

Inventory consists of finished products acquired for resale and is valued at the lower-of-cost-or-market with cost determined on a specific item basis for the Neese and of finished products acquired for resale and is valued at the low-of-cost-or-market with cost determined on an average item basis for Goedeker. The Company periodically evaluates the value of items in inventory and provides write-downs to inventory based on its estimate of market conditions. The Company estimated an obsolescence allowance of $425,000 and $0 at December 31, 2019 and 2018, respectively.

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

Acquired identifiable intangible assets are amortized over the following periods:

Acquired intangible Asset	Amortization Basis	Expected Life (years)
Customer-Related	Straight-line basis	5-15
Marketing-Related	Straight-line basis	5

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

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, Derivatives and Hedging, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts, and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At December 31, 2019, the Company classified a warrant issued in conjunction with a term loan as a derivative instrument. (see Note 11).

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. As the Company had a net loss for the year ended December 31, 2019, the following 895,565 potentially dilutive securities were excluded from diluted loss per share: 200,000 for outstanding warrants and 695,565 related to the convertible note payable and accrued interest. There are no such common share equivalents outstanding as of December 31, 2018.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

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

The Company has generated losses since its inception and has relied on cash on hand, external bank lines of credit, issuance of third party and related party debt and the sale of a note to support cashflow from operations. As of and for the year ended December 31, 2019, the Company had a net loss attributable to 1847 Holdings’ shareholders of $2,246,959, and net cash used in operations of $1,923,293.

For the year ended December 31, 2019, the Company incurred operating losses of $3,381,000 (before deducting losses attributable to non-controlling interests) and incurred negative cash flows from operations of $1,923,293 and negative working capital of $10,937,260. Losses from operations include approximately $673,000 of expenses incurred in connection with the acquisition of the assets of Goedeker Television on April 5, 2019. Also, management believes the Company is owed $809,000 related to a working capital adjustment, which is disputed by Goedeker Television. This matter is being pursued through a legal process (See Note 9). In addition to the estimates of funds available from operations, the Company has unpledged assets that it believes could provide for $474,000 of additional borrowings.

Management has prepared estimates of operations for fiscal year 2020 and believes that sufficient funds will be generated from operations to fund its operations, and to service its debt obligations for one year from the date of the filing of the consolidated financial statements in the Company’s Annual Report on Form 10-K, indicate improved operations and the Company’s ability to continue operations as a going concern.

The impact of COVID-19 on the Company’s business has been considered in these assumptions; however, it is too early to know the full impact of COVID-19 or its timing on a return to more normal operations. Further, the recently enacted stimulus bill provides for economic assistance loans through the United States Small Business Administration. The Company is actively pursuing the possibility of obtaining such loans.

The accompanying consolidated financial statements have been prepared on a going concern basis under which the Company is expected to be able to realize its assets and satisfy its liabilities in the normal course of business.

Management believes that based on relevant conditions and events that are known and reasonably knowable that its forecasts. The Company has contingency plans to reduce or defer expenses and cash outlays should operations not improve in the look forward period.

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

DECEMBER 31, 2019 AND 2018

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

NOTE 3 – BUSINESS SEGMENTS

Summarized financial information concerning the Company’s reportable segments is presented below:

	For the Year Ended December 31, 2019				For the Year Ended December 31, 2018
	Land Management Services	Retail & Appliances	Corporate Services	Total	Land Management Services	Retail & Appliances	Corporate Services	Total
Revenue
Services	$4,201,414	$-	$-	$4,201,414	$4,631,507	$-	$-	$4,631,507
Sales of parts and equipment	2,178,611	-	-	2,178,611	2,702,340	-	-	2,702,340
Furniture and appliances revenue	-	34,668,113	-	34,668,113	-	-	-	-
Total Revenue	6,380,025	34,668,113	-	41,048,138	7,333,847	-	-	7,333,847

Total cost of sales	1,830,067	28,596,127	-	30,426,194	2,370,757	-	-	2,370,757
Total operating expenses	5,707,272	7,789,224	161,441	13,657,937	6,161,835	-	319,850	6,481,685
Loss from operations	$(1,157,314)	$(1,717,238)	$(161,441)	$(3,035,993)	$(1,198,745)	$-	$(319,850)	$(1,518,595)

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 4—RECEIVABLES

At December 31, 2019 and 2018, receivables consisted of the following:

	December 31, 2019	December 31, 2018
Credit card payments in process of settlement	$406,838	$-
Vendor rebates receivable	1,380,369	-
Trade receivables from customers	695,249	578,569
Total receivables	2,482,456	578,569
Allowance for doubtful accounts	(29,001)	(29,001)
Accounts receivable, net	$2,453,455	$549,568

NOTE 5—INVENTORIES

At December 31, 2019 and 2018, the inventory balances are composed of:

	December 31, 2019	December 31, 2018
Machinery and Equipment	$119,444	$427,551
Parts	142,443	159,685
Appliances	1,562,359	-
Furniture	189,376	-
Other	53,356	-
Subtotal	2,066,978	587,236
Allowance for inventory obsolescence	(451,546)	(99,546)
Inventories, net	$1,615,432	$487,690

Inventory and accounts receivable are pledged to secure a loan from Burnley, SBCC and Home State Bank described and defined in the notes below.

NOTE 6—DEPOSITS WITH VENDORS

Deposits with vendors represent cash on deposit with one vendor arising from accumulated rebates paid by the vendor. The deposits are used by the vendor to seek to secure the Company’s purchases. The deposit can be withdrawn at any time up to the amount of the Company’s credit line with the vendor. Alternatively, the Company could secure their credit line with a floor plan line from a lender and withdraw all its deposits. The Company has elected to leave the deposits with the vendor on which it earns interest income. As of December 31, 2019 and 2018, deposits with vendors totaled $294,960 and $-0-, respectively.

NOTE 7—PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2019 and 2018:

Classification	December 31, 2019	December 31, 2018
Buildings and improvements	$5,338	$5,338
Equipment and machinery	3,120,498	2,943,490
Tractors	2,694,888	2,834,888
Trucks and other vehicles	1,138,304	1,147,304
Leasehold improvements	117,626	-
Total	7,076,654	6,931,020
Less: Accumulated depreciation	(3,709,227)	(2,439,931)
Property and equipment, net	$3,367,427	$4,491,089

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

Depreciation expense for the years ended December 31, 2019 and 2018 was $1,378,952 and $1,435,098, respectively.

All property and equipment are pledged to secure loans from Burnley, SBCC and Home State Bank as described and defined in the notes below.

NOTE 8—INTANGIBLE ASSETS

The following provides a breakdown of identifiable intangible assets as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Customer Relationships
Identifiable intangible assets, gross	$783,000	$34,000
Accumulated amortization	(56,023)	(12,467)
Customer relationship identifiable intangible assets, net	726,977	21,533
Marketing Related
Identifiable intangible assets, gross	1,368,000	-
Accumulated amortization	(201,400)	-
Marketing related identifiable intangible assets, net	1,166,600	-
Total Identifiable intangible assets, net	$1,893,577	$21,533

In connection with the acquisitions of Goedeker and Neese, the Company identified intangible assets of $2,151,000 and $34,000, respectively, representing trade names and customer relationships. These assets are being amortized on a straight-line basis over their weighted average estimated useful life of 4.6 years and amortization expense amounted to $244,956 and $6,800 for the years ended December 31, 2019 and 2018, respectively.

As of December 31, 2019, the estimated annual amortization expense for each of the next five fiscal years is as follows:

2020	$330,332
2021	330,332
2022	324,665
2023	323,532
2024	584,716
Total	$1,893,577

NOTE 9—ACQUISITION

On January 18, 2019, Goedeker entered into an asset purchase agreement with Goedeker Television and Steve Goedeker and Mike Goedeker (the “Stockholders”), pursuant to which Goedeker agreed to acquire substantially all of the assets of Goedeker Television used in its retail appliance and furniture business (the “Goedeker Business”).

On April 5, 2019, Goedeker, 1847 Goedeker, and the Stockholders entered into an amendment to the asset purchase agreement and closing of the acquisition of substantially all of the assets of Goedeker Television used in the Goedeker Business was completed (the “Acquisition”). The acquisition provided an addition to the Company’s objective of a diversified portfolio of acquisitions.

The aggregate purchase price was $6,200,000 consisting of: (i) $1,500,000 in cash, subject to adjustment; (ii) the issuance of a promissory note in the principal amount of $4,100,000; and (iii) up to $600,000 in earn out payments (as described below). As additional consideration, 1847 Goedeker agreed to issue to each of the Stockholders a number of shares of its common stock equal to a 11.25% non-dilutable interest (22.5% total) in all of the issued and outstanding stock of 1847 Goedeker as of the closing date.

The asset purchase agreement provided for an adjustment to the purchase price based on the difference between actual working capital at closing and the seller’s preliminary estimate of closing date working capital.  In accordance with the asset purchase agreement, an independent CPA firm was retained by Goedeker and the seller to resolve differences in the working capital amounts.  The report issued by that CPA firm determined that the sellers owed Goedeker $809,000, which to date the seller has not paid.  The $809,000 is included in other assets in the accompanying balance sheet as of December 31, 2019.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

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

The rights of Goedeker Television to receive any earn out payment are subordinate to the rights of Burnley and SBCC under separate subordination agreements that Goedeker Television entered into with them on April 5, 2019 in connection with the Acquisition (see Notes 10 and 11). The Company determined the fair value of the earnout on the date of acquisition was $81,494. Such amount was recorded as a contingent consideration liability within the accounts payable and accrued expense line item on the consolidated balance sheet and is revalued to fair value each reporting period until settled. The year 1 contingent liability of $32,246 was written-off in the year ending December 31, 2019 as the target was not met and the balance of the liability at December 31, 2019 is $49,248.

The provisional fair value of the purchase consideration issued to Goedeker Television was allocated to the net tangible assets acquired. The Company accounted for the Acquisition as the purchase of a business under GAAP under the acquisition method of accounting, and the assets and liabilities acquired were recorded as of the acquisition date, at their respective fair values and consolidated with those of the Company. The fair value of the net liabilities assumed was approximately $492,601. The excess of the aggregate fair value of the net tangible assets has been allocated to goodwill.

The Company is currently in the process of completing the preliminary purchase price allocation as an acquisition of certain assets. The final purchase price allocation for Goedeker will be included in the Company’s financial statements in future periods. The table below shows preliminary analysis for the Goedeker asset purchase:

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

Provisional Purchase Consideration at preliminary fair value:
Note payable, net of $462,102 debt discount and $215,500 of capitalized financing costs	$3,422,398
Contingent note payable	81,494
Non-controlling interest	979,523
Amount of consideration	$4,483,415
Assets acquired and liabilities assumed at preliminary fair value
Cash	$-
Accounts receivable	456,182
Inventories	1,851,251
Working capital adjustment receivable and other assets	1,104,863
Property and equipment	216,286
Customer related intangibles	749,000
Marketing related intangibles	1,368,000
Accounts payable and accrued expenses	(3,929,876)
Customer deposits	(2,308,307)
Other liabilities	-
Net tangible assets acquired (liabilities assumed)	$(492,601)

Total net assets acquired (liabilities assumed)	$(492,601)
Consideration paid	4,483,415
Preliminary Goodwill	$4,976,016

The following presents the pro-forma combined results of operations of the Company as if the Acquisition was completed on January 1, 2018 (before non-controlling interest).

	For the Years Ended December 31
	2019	2018
Revenues, net	$53,995,037	$63,641,807
Net income (loss) allocable to common shareholders	$(3,189,209)	$1,010,018
Net loss per share	$(1.01)	$0.32
Weighted average number of shares outstanding	3,165,625	3,165,625

The unaudited pro forma results of operations are presented for information purposes only. The unaudited pro-forma results of operations are not intended to present actual results that would have been attained had the Acquisition been completed as of January 1, 2018 or to project potential operating results as of any future date or for any future periods. The revenue and net loss before non-controlling interest of Goedeker since April 5, 2019 acquisition date through December 31, 2019 included in the consolidated income statement amounted to approximately $34,668,113 and $2,878,700, respectively.

The estimated useful life remaining on the property and equipment acquired is 4 to 5 years.

NOTE 10—LINES OF CREDIT

Burnley Capital LLC

On April 5, 2019, Goedeker, as borrower, and 1847 Goedeker entered into a loan and security agreement with Burnley Capital LLC (“Burnley”) for revolving loans in an aggregate principal amount that will not exceed the lesser of (i) the borrowing base or (ii) $1,500,000 (provided that such amount may be increased to $3,000,000 in Burnley’s sole discretion) minus reserves established Burnley at any time in accordance with the loan and security agreement. The “borrowing base” means an amount equal to the sum of the following: (i) the product of 85% multiplied by the liquidation value of Goedeker’s inventory (net of all liquidation costs) identified in the most recent inventory appraisal by an appraiser acceptable to Burnley (ii) multiplied by Goedeker’s eligible inventory (as defined in the loan and security agreement), valued at the lower of cost or market value, determined on a first-in-first-out basis. In connection with the closing of the Acquisition on April 5, 2019, Goedeker borrowed $744,000 under the loan and security agreement and issued a revolving note to Burnley in the principal amount of up to $1,500,000. There is no available borrowing base and the balance of the line of credit amounts to $571,997 as of December 31, 2019, comprised of principal of $660,497 and net of unamortized debt discount of $88,500.

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

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

DECEMBER 31, 2019 AND 2018

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

At December 31, 2019, Goedeker did not meet certain loan covenants under the loan and security agreement. The agreement requires compliance with the following ratios as a percentage of earnings before interest, taxes, depreciation, and amortization for the twelve-month period ended December 31, 2019. The table below shows the required ratio and actual ratio for such period.

Covenant	Actual Ratio	Required Ratio
Total debt ratio	(4.2)x	4.50x
Senior debt ratio	(1.5)x	1.75x
Interest coverage ratio	(1.1)x	1.0x

In addition, Goedeker was not in compliance with a requirement with respect to the liquidity ratio, which is the ratio of cash and available borrowings to customer deposits. At December 31, 2019, the actual ratio was 0.12x compared to a requirement of 0.60x.

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

Northpoint Commercial Finance LLC

On June 24, 2019, Goedeker, as borrower, entered into a loan and security agreement with Northpoint Commercial Finance LLC (“Northpoint”), which was amended on August 2, 2019, for revolving loans up to an aggregate maximum loan amount of $1,000,000 for the acquisition, financing or refinancing by Goedeker of inventory at an interest rate of LIBOR plus 7.99%. The balance of the line of credit amounts to $678,993 as of December 31, 2019.

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

The Northpoint loans are secured by a security interest in all of the inventory of Goedeker that is manufactured or sold by vendors identified in the loan and security agreement. In connection with the loan and security agreement, on June 24, 2019, 1847 Goedeker entered into a guaranty in favor of Northpoint, to guaranty the obligations of Goedeker under the loan and security agreement.

NOTE 11—NOTES PAYABLE

Small Business Community Capital II, L.P.

On April 5, 2019, Goedeker, as borrower, and 1847 Goedeker entered into a loan and security agreement with Small Business Community Capital II, L.P. (“SBCC”) for a term loan in the principal amount of $1,500,000, pursuant to which Goedeker issued to SBCC a term note in the principal amount of up to $1,500,000 and a ten-year warrant to purchase shares of the most senior capital stock of Goedeker equal to 5.0% of the outstanding equity securities of Goedeker on a fully-diluted basis for an aggregate price equal to $100. The Company classified the warrant as a derivative liability on the balance sheet of $122,344 and subject to remeasurement on every reporting period. The balance of the note amounts to $999,201 as of December 31, 2019, comprised of principal of $1,312,500, capitalized PIK interest of $21,204, and net of unamortized debt discount of $144,625 and unamortized warrant feature of $189,879.

The term note matures on April 5, 2023 and bears interest at the sum of the cash interest rate (defined as 11% per annum) plus the Paid-in-Kind (“PIK”) interest rate (defined as 2% per annum); provided that upon an event of default all principal, past due interest and all fees shall bear interest at a per annum rate equal to the cash interest rate and the PIK interest rate, in each case plus 3.00%. Interest accrued at the cash interest rate shall be due and payable in arrears on the last day of each month commencing May 31, 2019. Interest accrued at the PIK interest rate shall be automatically capitalized, compounded and added to the principal amount of the term note on each last day of each quarter unless paid in cash on or prior to the last day of each quarter; provided that (i) interest accrued pursuant to an event of default shall be payable on demand, and (ii) in the event of any repayment or prepayment, accrued interest on the principal amount repaid or prepaid (including interest accrued at the PIK interest rate and not yet added to the principal amount of term note) shall be payable on the date of such repayment or prepayment. Notwithstanding the foregoing, all interest on term note, whether accrued at the cash interest rate or the PIK interest rate, shall be due and payable in cash on the maturity date unless payment is sooner required by the loan and security agreement.

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

DECEMBER 31, 2019 AND 2018

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

Home State Bank

On June 13, 2018, Neese entered into a term loan agreement with Home State Bank, pursuant to which Neese issued a promissory note to Home State Bank in the principal amount of $3,654,074 with an annual interest rate of 6.85% with covenants to maintain a minimum debt coverage ratio of 1.00 to 1.25 measured at December 31, 2019. Neese did not comply with this covenant for the year ended December 31, 2019. Accordingly, because of the violation of this covenant and because the loan matures July 20, 2020, the loan is classified as a current liability in the December 31, 2019 balance sheet. Pursuant to the terms of the note, Neese will make semi-annual payments of $302,270 beginning on January 20, 2019 and continuing every six months thereafter until July 20, 2020, the maturity date; provided however, that Neese will pay the note in full immediately upon demand by Home State Bank. The balance of the note amounts to $3,299,364 as of December 31, 2019, comprised of principal of $3,309,537 and net of unamortized debt discount of $10,173.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

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

The loan is secured by inventory, accounts receivable, and certain fixed assets of Neese. The loan agreement limited the payment of interest on certain promissory notes (See Note 13) to $40,000 annually or fees to the Company’s manager. The Company continues to accrue interest and management fee at the contractual amounts. Such accruals (in excess of $40,000 in interest on the promissory notes) are shown as long-term accrued expenses in the accompanying balance sheet as of December 31, 2019.

If the Company sells property, plant, and equipment securing the loan, it must remit the appraised value of the equipment to Home State Bank. During the year ended December 31, 2019, $30,500 was remitted to Home State Bank pursuant to this requirement. During the year ended December 31, 2019, Home State Bank advanced $27,000 against the term loan to pay the annual liability insurance premium.

The Company adopted ASU 2015-03 by deducting $220,379 of net debt issuance costs from the term loan. Amortization of debt issuance costs totaled $32,206 for the year ended December 31, 2019, leaving an ending balance of $10,073 at year end.

9% Subordinated Promissory Note

As noted above, a portion of the purchase price for the Acquisition was paid by the issuance by Goedeker to Steve Goedeker, as representative of Goedeker Television, of a 9% subordinated promissory note in the principal amount of $4,100,000. The note will accrue interest at 9% per annum, amortized on a five-year straight-line basis and payable quarterly in accordance with the amortization schedule attached thereto, and mature on April 5, 2023. The remaining balance of the note at December 31, 2019 is $3,300,444, comprised of principal of $3,930,292 and net of unamortized debt discount of $629,848.

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

8% Vesting Promissory Note

A portion of the purchase price for the acquisition of Neese was paid by the issuance of an 8% vesting promissory note in the principal amount of $1,875,000 (which was determined to have no fair value as of December 31, 2019 and 2018) by 1847 Neese and Neese to the sellers of Neese. Payment of the principal and accrued interest on the note was subject to vesting in the event that Neese met Adjusted EBITDA (as defined in the note) targets of $1,300,000 for the fiscal years ended December 31, 2017, 2018 and 2019 and a contingent consideration subject to fair market valuation adjustment at each reporting period. The note bore interest on the vested portion of the principal amount at the rate of eight percent (8%) per annum and was to be due and payable in full on June 30, 2020.

Neese did not meet the Adjusted EBITDA target of $1,300,000 for the fiscal year ended December 31, 2017. At June 30, 2018, management made the determination that the vesting note payable had no value because it estimated that the Adjusted EBITDA target of $1,300,000 for both 2018 and 2019 would be not attained, thus eliminating the requirement for a payment under terms of the note payable. As expected, Neese did not meet the Adjusted EBITDA target for the fiscal years ended December 31, 2019. As a result, this note did not vest and no amounts are payable.

10% Promissory Note

A portion of the purchase price for the acquisition of Neese was paid by the issuance of a promissory note in the principal amount of $1,025,000 by 1847 Neese and Neese to the sellers of Neese. The promissory note bears interest on the outstanding principal amount at the rate of ten percent (10%) per annum and was due and payable in full on March 3, 2018; provided, however, that the unpaid principal, and all accrued, but unpaid, interest thereon shall be prepaid if at any time, and from time to time, the cash on hand of 1847 Neese and Neese exceeds $250,000 and, then, the prepayment shall be equal to the amount of cash in excess of $200,000 until the unpaid principal and accrued, but unpaid, interest thereon is fully prepaid. The promissory note contains the same events of default as the vesting promissory note. The promissory note has not been repaid, thus the Company is in default under this note. Under terms of the term loan with Home State Bank described in Note 11, this note may not be paid until the term loan is paid in full. The payees on the note agreed to the modification of its terms by signing the loan agreement for the Home State Bank term loan. Accordingly, the loan is shown as a long-term liability as of December 31, 2019. Additionally, the term loan lender limits the payment of interest on this note to $40,000 annually. The Company continues to accrue interest at the contract rate; however, given the limitations of the term loan, all accrued interest in excess of $40,000 is included in long-term accrued expenses.

NOTE 12—FLOOR PLAN LOANS PAYABLE

At December 31, 2019 and 2018, $10,581 and $109,100 of machinery and equipment inventory was pledged to secure a floor plan loan from a commercial lender. The Company must remit proceeds from the sale of the secured inventory to the floor plan lender and pays a finance charge that can vary monthly at the option of the lender. The balance of the floor plan payable as of December 31, 2019 and 2018 amounted to $10,581 and $109,100, respectively.

NOTE 13—CONVERTIBLE PROMISSORY NOTE

On April 5, 2019, the Company, 1847 Goedeker and Goedeker (collectively, “1847”) entered into a securities purchase agreement with Leonite Capital LLC, a Delaware limited liability company (“Leonite”), pursuant to which 1847 issued to Leonite a secured convertible promissory note in the aggregate principal amount of $714,286. As additional consideration for the purchase of the note, (i) the Company issued to Leonite 50,000 common shares, (ii) the Company issued to Leonite a five-year warrant to purchase 200,000 common shares at an exercise price of $1.25 per share (subject to adjustment), which may be exercised on a cashless basis, and (iii) 1847 Goedeker issued to Leonite shares of common stock equal to a 7.5% non-dilutable interest in 1847 Goedeker.

The note carries an original issue discount of $64,286 to cover Leonite’s legal fees, accounting fees, due diligence fees and/or other transactional costs incurred in connection with the purchase of the note. Therefore, the purchase price of the note was $650,000. Furthermore, the Company issued 50,000 shares of common stock valued at $137,500 and a debt-discount related to the warrants valued at $292,673. The company amortized $319,031 of financing costs related to the shares and warrants in the year ended December 31, 2019. The remaining net balance of the note at December 31, 2019 is $584,943, comprised of principal of $714,286 and net of unamortized original issuance discount interest of $14,451, financing costs of $38,125 and unamortized debt discount warrant feature of $76,767.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

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

Concurrently with 1847 and Leonite entering into the securities purchase agreement and as security for 1847’s obligations thereunder, on April 5, 2019, the Company, 1847 Goedeker and Goedeker entered into a security and pledge agreement with Leonite, pursuant to which, in order to secure 1847’s timely payment of the note and related obligations and the timely performance of each and all of its covenants and obligations under the securities purchase agreement and related documents, 1847 unconditionally and irrevocably granted, pledged and hypothecated to Leonite a continuing security interest in and to, a lien upon, assignment of, and right of set-off against, all presently existing and hereafter acquired or arising assets. Such security interest is a first priority security interest with respect to the securities that the Company owns in 1847 Goedeker and in 1847 Neese, and a third priority security interest with respect to all other assets.

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

DECEMBER 31, 2019 AND 2018

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

If the Company sells equipment or inventory, it must remit to Utica the amount loaned against the equipment. Such payments are accumulated and applied to the balance at the end of the lease term. During the year ended December 31, 2019, $500,179 of payments and $174,784 of lien release payments were remitted to Utica.

The assets and liabilities under the master lease agreement are recorded at the fair value of the assets at the time of acquisition.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

The Company adopted ASU 2015-03 by deducting $25,055 of net debt issuance costs from the long-term portion of the financing lease. Amortization of debt issuance costs totaled $12,060 for the year ended December 31, 2019.

At December 31, 2019, annual minimum future lease payments under this Master Lease Agreement are as follows:

Amount
2020	$490,077
2021	464,269
2022	77,335
Total minimum lease payments	1,031,681
Less amount representing interest	200,990
Present value of minimum lease payments	830,691
Less current portion of minimum lease	(358,584)
Less debt issuance costs, net	(25,055)
Less payments to Utica for release of lien	(249,784)
Less lease deposits	(38,807)
End of lease buyout payments	117,413
Long-term present value of minimum lease payment	$275,874

The interest rate on the capitalized lease is approximately 15.5%.

NOTE 15—OPERATING LEASE

On March 3, 2017, Neese entered into an agreement of lease with K&A Holdings, LLC, a limited liability company that is wholly-owned by officers of Neese. The agreement of lease is for a term of ten (10) years and provides for a base rent of $8,333 per month. In the event of late payment, interest shall accrue on the unpaid amount at the rate of eighteen percent (18%) per annum. The agreement of lease contains customary events of default, including if Neese shall fail to pay rent within five (5) days after the due date, or if Neese shall fail to perform any other terms, covenants or conditions under the agreement of lease, and other customary representations, warranties and covenants. Under terms of the term loan agreement with Home State Bank (Note 11), the Company may not pay salary or rent to such officers of Neese in excess of $100,000 per year beginning on the date of the term loan agreement, June 13, 2018. The Company is accruing monthly rent, but because of the limitation in the term loan, $200,000 of accrued rent is classified as a long-term accrued liability.

The amount accrued for amounts included in the measurement of operating lease liabilities was $100,000 for the year ended December 31, 2019.

Supplemental balance sheet information related to leases was as follows:

December 31, 2019
Operating lease right-of-use lease asset	$624,157
Accumulated amortization	(59,077)
Net balance	$565,080

Lease liability, current portion	63,253
Lease liability, long term	501,827
Total operating lease liabilities	$565,080

Weighted Average Remaining Lease Term - operating leases	86 months

Weighted Average Discount Rate - operating leases	6.85%

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

Maturities of the lease liability are as follows:

For the Years Ended
2020	$100,000
2021	100,000
2022	100,000
2023	100,000
2024	100,000
Thereafter	216,667
Total lease payments	716,667
Less imputed interest	151,587
Maturities of lease liabilities	$565,080

Neese leased a piece of equipment on an operating lease. The lease originated in May 2014 for a five-year term with annual payments of $11,830 with a final payment in July 2019.

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

Supplemental balance sheet information related to leases was as follows:

December 31, 2019
Operating lease right-of-use lease asset	$2,300,000
Accumulated amortization	(299,335)
Net balance	$2,000,665

Lease liability, current portion	422,520
Lease liability, long term	1,578,235
Total operating lease liabilities	$2,000,755

Weighted Average Remaining Lease Term - operating leases	51 Months

Weighted Average Discount Rate - operating leases	6.5%

Maturities of the lease liability are as follows:

For the Years Ended
2020	$540,000
2021	540,000
2022	540,000
2023	540,000
2024	135,000
Total lease payments	2,295,000
Less imputed interest	(294,245)
Maturities of lease liabilities	$2,000,755

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

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

The Company expensed $250,000 and $250,000 in management fees for the years ended December 31, 2019 and 2018, respectively. Under terms of the term loan from Home State Bank, no fees may be paid to the Manager without permission of the bank, which the Manager does not expect to be granted within the forthcoming year. Accordingly, $450,808 due the Manager is classified as an accrued liability as of December 31, 2019.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

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

The Company expensed $183,790 in management fees for the year ended December 31, 2019. Payment of the management fee is subordinated to the payment of interest on the 9% subordinated promissory note (see Note 13), such that no payment of the management fee may be made if Goedeker is in default under the note with regard to interest payments and, for the avoidance of doubt, such payment of the management fee will be contingent on Goedeker being in good standing on all associated loan covenants. In addition, during the period that that any amounts are owed under the 9% subordinated promissory note or the earn out payments, the annual management fee shall be capped at $250,000. The rights of the Manager to receive payments under the offsetting management services agreement are also subordinate to the rights of Burnley and SBCC under separate subordination agreements that the Manager entered into with Burnley and SBCC on April 5, 2019. Accordingly, $63,653 due the Manager is classified as an accrued liability as of December 31, 2019.

Advances

From time to time, the Company has received advances from its chief executive officer to meet short-term working capital needs. As of December 31, 2019 and 2018, a total of $181,333 and $174,333 advances from related parties are outstanding, respectively. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

As of December 31, 2019 and 2018, the Manager has funded the Company $62,499 and $55,500 in related party advances, respectively. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

Grid Promissory Note

On January 3, 2018, the Company issued a grid promissory note to the Manager in the initial principal amount of $50,000. The note provides that the Company may from time to time request additional advances from the Manager up to an aggregate additional amount of $100,000, which will be added to the note if the Manager, in its sole discretion, so provides. Interest shall accrue on the unpaid portion of the principal amount and the unpaid portion of all advances outstanding at a fixed rate of 8% per annum, and along with the outstanding portion of the principal amount and the outstanding portion of all advances, shall be payable in one lump sum due on the maturity date, which is the first anniversary of the date of the note. The maturity date of the grid promissory note was extended until January 3, 2021. If all or a portion of the principal amount or any advance under the note, or any interest payable thereon is not paid when due (whether at the stated maturity, by acceleration or otherwise), such overdue amount shall bear interest at a rate of 12% per annum. In the event the Company completes a financing involving at least $500,000, the Company must, contemporaneously with the closing of such financing transaction, repay the entire outstanding principal and accrued and unpaid interest on the note. The note is unsecured and contains customary events of default. As of December 31, 2019 and 2018, the Manager has advanced $119,400 and $117,000 of the promissory note and the Company has accrued interest of $17,115 and $7,549, respectively.

Building Lease

On March 3, 2017, Neese entered into an agreement of lease with K&A Holdings, LLC, a limited liability company that is wholly-owned by officers of Neese. See Note 15 for details regarding this lease.

NOTE 17—SHAREHOLDERS’ DEFICIT

Allocation Shares

As of and December 31, 2019 and 2018, the Company had authorized and outstanding 1,000 allocation shares. These allocation shares do not entitle the holder thereof to vote on any matter relating to the Company other than in connection with amendments to the Company’s operating agreement and in connection with certain other corporate transactions as specified in the operating agreement.

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

Common Shares

The Company is authorized to issue 500,000,000 common shares as of December 31, 2019 and 2018. As of December 31, 2019 and 2018, the Company had 3,165,625 and 3,115,625 common shares issued and outstanding, respectively. The common shares entitle the holder thereof to one vote per share on all matters coming before the shareholders of the Company for a vote.

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

All share and per share information has been restated to retroactively show the effect of these stock splits.

On April 5, 2019, the Company, issued 50,000 common shares to Leonite pursuant to the securities purchase agreement (see Note 13).

Except in connection with the share dividend on May 10, 2018 and issuance on April 5, 2019, the Company did not issue any equity securities in the years ended December 31, 2019 and 2018.

Warrants

On April 5, 2019, the Company issued a warrant to purchase 200,000 common shares to Leonite pursuant to the securities purchase agreement (see Note 13). The warrant has a term of five years, an exercise price of $1.25 per share (subject to adjustment), and may be exercised on a cashless basis.

Accordingly, a portion of the proceeds was allocated to the warrant based on its relative fair value using the Black Scholes option-pricing model. The assumptions used in the Black-Scholes model are as follows: (i) dividend yield of 0%; (ii) expected volatility of 140.3%, (iii) weighted average risk-free interest rate of 2.31%, (iv) expected life of five years, and (v) estimated fair value of the common shares of $2.75 per share in the amount of $292,673. The Company amortized $ 215,906 of debt discount in the year ended December 31, 2019 and the unamortized balance at year end is $76,767.

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

Noncontrolling Interests

The Company owns 55.0% of 1847 Neese and 70% of 1847 Goedeker.  For financial interests in which the Company owns a controlling financial interest, the Company applies the provisions of ASC 810, which are applicable to reporting the equity and net income or loss attributable to noncontrolling interests. The results of 1847 Neese and 1847 Goedeker are included in the consolidated statement of income. The net loss attributable to the 45% non-controlling interest of 1847 Neese amounted to $456,419 and $546,513 for the years ended December 31, 2019 and 2018, respectively. The net loss attributable to the 30% non-controlling interest of 1847 Goedeker amounted to $863,610 for the period from April 5, 2019 (acquisition) to December 31, 2019.

NOTE 18—COMMITMENTS AND CONTINGENCIES

An office space has been leased on a month-by-month basis.

The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 19—INCOME TAXES

As of December 31, 2019 and 2018, the Company had net operating loss carry forwards of approximately $2,297,000 and $1,135,000, respectively, that may be available to reduce future years’ taxable income in varying amounts through 2037. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

The cumulative tax effect at the expected rate of 26.3% and 34.7% of significant items comprising the Company’s net deferred tax amount is as follows:

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards incurred prior to 2018 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

The components for the provision of income taxes include:

	December 31, 2019	December 31, 2018
Current Federal and State	$16,500	$(85,000)
Deferred Federal and State	(1,218,900)	(697,000)
Total (benefit) provision for income taxes	$(1,202,400)	$(782,000)

A reconciliation of the statutory US Federal income tax rate to the Company’s effective income tax rate is as follows:

	December 31, 2019	December 31, 2018
Federal tax	21.0%	21.0%
State tax	5.5%	8.1%
Gain on bargain purchase	0.0%	5.8%
Permanent items	(0.2)%	(2.2)%
Rate change from TCJA	0.0%	4.3%
Other	0.0%	(2.3)%
Effective income tax rate	26.3%	34.7%

On December 22, 2017 the Tax Cuts and Jobs Act (“TCJA”) was signed into law. Pursuant to Staff Accounting Bulletin No 118, a reasonable estimate of the specific income tax effects for the TCJA can be determined and the Company is reporting these provisional amounts. Accordingly, the Company may revise these estimates in the upcoming year.

The TCJA reduces the corporate income tax rate from 34% to 21% effective January 1, 2018. All deferred income tax assets and liabilities, including NOL’s have been measured using the new rate under the TCJA and are reflected in the valuation of these assets as of December 31, 2019 and 2018.

Deferred income taxes reflect the net tax effect of temporary differences between amounts recorded for financial reporting purposes and amounts used for tax purposes. The major components of deferred tax assets and liabilities are as follows:

	December 31, 2019	December 31, 2018
Deferred tax assets
Receivables	$8,000	$8,000
Related party accruals	156,000	58,000
Inventory obsolescence	115,000	29,000
Sales return reserve	51,000	-
Business interest limitation	343,000	-
Other	8,000	7,000
Loss carryforward	624,000	473,000
Total deferred tax assets	$1,305,000	$575,000

Deferred tax liabilities
Fixed assets	$(652,000)	$(940,000)
Intangibles	(18,000)	-
Total deferred tax liabilities	$(670,000)	$(940,000)
		-
Total net deferred income tax assets (liabilities)	$635,000	$(365,000)

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

The Company has recorded activity related to the gross unrecognized tax benefits (excluding interest and penalties) as follows:

	December 31, 2019	December 31, 2018
Gross unrecognized tax benefit at the beginning of the year	$-	$126,000
Increase in tax positions to the current year	-	-
Adjustment to acquisition purchase price	-	(120,000)
Decreases due to lapses in applicable statutes of limitations	-	(6,000)
Total (benefit) provision for income taxes	$-	$-

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. At December 31, 2019 and 2018, accrued interest and penalties were $0 and $0, respectively. The tax years ended December 31, 2015 through December 31, 2019 are considered to be open under statute and therefore may be subject to examination by the Internal Revenue Service and various state jurisdictions.

Neese’s 2016 federal and state income tax returns were filed showing a refund due of $129,000. The sellers received and retained the refunds related to a year prior to the acquisition on Neese by 1847 Neese. In preparation of the 2017 return, the Company learned that the 2016 return was in error and no refund should have been paid to the sellers. Thus, the funds received by the sellers should have been remitted to the Company. The Company in discussion with the sellers agreed to treat the amount of the tax refund as additional consideration for the purchase of Neese. Accordingly, the Company charged $129,000 to extinguishment of debt for the year ended December 31, 2018.

The Company is a partnership for federal income taxes; however, its subsidiaries are C corporations. The Company owns less than 80% of the subsidiaries and thus it cannot file consolidated federal income tax returns. Following is a summary of prepaid and deferred tax assets and liabilities for December 31, 2019 and 2018.

	As of December 31,
	2019	2018
Prepaid income taxes (accrued tax liability)	$(24,000)	$173,000
Deferred tax asset (liability)	$635,000	$(365,000)

	Years Ended December 31,
	2019	2018
Income tax benefit	$1,202,000	$781,000

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 20—SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the years ended December 31, 2019 and 2018 were as follows:

	For the Year Ended December 31,
	2019	2018
Interest paid	$706,784	$811,854
Income tax paid	-	-

Business Combinations:
Current Assets	$3,412,296	$-
Property and equipment	216,286	-
Intangibles	2,117,000	-
Goodwill	4,976,016	-
Assumed liabilities	(6,238,183)	-
9% Subordinated Promissory Note, net of debt discount of $1,277,602	(3,422,398)	-
Contingent note payable	(81,494)
Non-controlling interest	(979,523)	-
Cash acquired in acquisition of Goedeker	$-	$-
Financing:
Term Loan	$1,500,000	$-
Debt discount financing costs	(178,000)	-
Warrant feature upon issuance of term loan	(229,244)	-
Term loan, net	$1,092,756	$-

Line of Credit	$754,682	$-
Debt discount on line of credit	(128,682)	-
Issuance of common shares on promissory note	(137,500)	-
Line of Credit, net	$488,500	$-

Convertible Promissory Note	$714,286	$-
Convertible Promissory Note original issue and debt discount	(79,286)	-
Warrants issued in conjunction with convertible promissory note	(292,673)	-
Convertible Promissory Note, net	$(342,327)	$-

Warrant liability	229,244	-
Additional Paid-in Capital – common shares and warrants issued	$430,173	$-

Operating lease, ROU assets and liabilities	$2,924,157	$-

NOTE 21—SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10), the Company has analyzed its operations subsequent to December 31, 2019 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2020	1847 HOLDINGS LLC

/s/ Ellery W. Roberts
Name: Ellery W. Roberts
Title: Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ellery W. Roberts	Chairman, Chief Executive Officer, President and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)	March 30, 2020
Ellery W. Roberts

/s/ Paul A. Froning	Director	March 30, 2020
Paul Froning

/s/ Robert D. Barry	Director	March 30, 2020
Robert D. Barry