Form 10-Q
period 2020-03-31
1847 Holdings LLC
filed 2020-05-15
CIK 1599407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020

or

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

As of May 14, 2020, there were 3,265,625 common shares of the registrant issued and outstanding.

1847 HOLDINGS LLC

Quarterly Report on Form 10-Q

 Period Ended March 31, 2020

i

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

1847 HOLDINGS LLC

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1847 HOLDINGS LLC

CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
ASSETS	(unaudited)
Current Assets
Cash	$302,417	$238,760
Accounts receivable, net	1,603,734	2,453,455
Vendor deposits	294,960	294,960
Inventories, net	1,399,672	1,615,432
Prepaid expenses and other current assets	955,509	1,123,486
TOTAL CURRENT ASSETS	4,556,292	5,726,093
Property and equipment, net	3,066,532	3,367,427
Operating lease right of use assets	2,447,280	2,565,835
Goodwill	5,119,918	4,998,182
Intangible assets, net	1,810,994	1,893,577
Deferred tax asset	1,133,303	635,503
Other assets	45,375	45,375
TOTAL ASSETS	$18,179,694	$19,231,992

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,743,487	$4,017,630
Floor plan payable	10,587	10,581
Current portion of operating lease liability	440,228	485,773
Advances, related party	183,118	181,333
Lines of credit	579,355	1,250,930
Note payable – related party	119,400	119,400
Notes payable – current portion	5,202,330	5,367,539
Warrant liability	122,344	122,344
Convertible promissory note – current portion	710,288	584,943
Customer deposits	5,434,785	4,164,296
Current portion of financing lease liability	373,012	358,584
TOTAL CURRENT LIABILITIES	17,918,934	16,663,353

Operating lease liability – long term, net of current portion	2,007,052	2,080,062
Notes payable – long term, net of current portion	3,109,567	3,256,469
Contingent note payable	49,248	49,248
Accrued expenses – long term, related party	1,019,333	905,780
Financing lease liability, net of current portion	184,836	275,874
TOTAL LIABILITIES	$24,288,970	$23,230,786
SHAREHOLDERS’ DEFICIT
Allocation shares, 1,000 shares issued and outstanding	1,000	1,000
Common Shares, 500,000,000 shares authorized, 3,165,625 shares issued and outstanding as of March 31, 2020 and December 31, 2019	3,165	3,165
Additional paid-in capital	442,014	442,014
Accumulated deficit	(5,774,340)	(4,402,043)
TOTAL SHAREHOLDERS’ DEFICIT	(5,328,161)	(3,955,864)
NONCONTROLLING INTERESTS	(781,115)	(42,930)
TOTAL SHAREHOLDERS’ DEFICIT	(6,109,276)	(3,998,794)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$18,179,694	$19,231,992

The accompanying notes are an integral part of these consolidated financial statements

1847 HOLDINGS LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
REVENUES
Services	$446,099	$575,397
Sales of parts and equipment	288,071	236,974
Furniture and appliances	9,677,178	-
TOTAL REVENUE	10,411,348	812,371
OPERATING EXPENSES
Cost of sales	8,366,438	213,750
Personnel costs	1,764,450	457,197
Depreciation and amortization	403,236	338,822
Fuel	103,764	188,377
General and administrative	1,847,789	375,735
TOTAL OPERATING EXPENSES	12,485,677	1,573,881
LOSS FROM OPERATIONS	(2,074,329)	(761,510)
OTHER INCOME (EXPENSE)
Financing costs and loss on early extinguishment of debt	(202,782)	(8,100)
Interest expense	(333,554)	(144,292)
Other income (expense)	2,383	-
Gain (loss) on sale of property and equipment	-	24,224
TOTAL OTHER INCOME (EXPENSE)	(533,953)	(128,168)
NET LOSS BEFORE INCOME TAXES	(2,608,282)	(889,678)
INCOME TAX BENEFIT	497,800	254,419
NET LOSS BEFORE NON-CONTROLLING INTERESTS	(2,110,482)	(635,259)
LESS NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	(738,185)	(266,680)
NET LOSS ATTRIBUTABLE TO 1847 HOLDINGS SHAREHOLDERS	$(1,372,297)	$(368,579)

Net Loss Per Common Share: Basic and diluted	$(0.43)	$(0.12)
Weighted-average number of common shares outstanding: Basic and diluted	3,165,625	3,115,625

The accompanying notes are an integral part of these consolidated financial statements

1847 HOLDINGS LLC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

For the Three Months Ended March 31, 2020

	Allocation	Common Shares		Additional Paid-In	Accumulated	Non- Controlling	Shareholders’
	Shares	Shares	Amount	Capital	Deficit	Interest	Deficit
BALANCE – January 1, 2020	$1,000	3,165,625	$3,165	$442,014	$(4,402,043)	$(42,930)	$(3,998,794)
Net loss	-	-	-	-	(1,372,297)	(738,185)	(2,110,482)
BALANCE – March 31, 2020	$1,000	3,165,625	$3,165	$442,014	$(5,774,340)	$(781,115)	$(6,109,276)

For the Three Months Ended March 31, 2019

	Allocation	Common Shares		Additional Paid-In	Accumulated	Non- Controlling	Shareholders’
	Shares	Shares	Amount	Capital	Deficit	Interest	Deficit
BALANCE – January 1, 2019	$1,000	3,115,625	$3,115	$11,891	$(2,155,084)	$112,011	$(2,027,067)
Net loss	-	-	-	-	(368,579)	(266,680)	(635,259)
BALANCE – March 31, 2019	$1,000	3,115,625	$3,115	$11,891	$(2,523,663)	$(154,669)	$(2,662,326)

The accompanying notes are an integral part of these consolidated financial statements

1847 HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
OPERATING ACTIVITIES
Net loss	$(2,110,482)	$(635,259)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain (loss) on sale of property and equipment	-	(24,224)
Depreciation and amortization	403,236	337,122
Amortization of financing costs	202,782	9,800
Amortization of original interest discount	14,451	-
Amortization of operating lease right-of-use assets	118,555	19,107
Changes in operating assets and liabilities:
Accounts receivable	727,985	331,332
Inventory	215,760	(48,004)
Prepaid expenses and other assets	167,977	92,149
Accounts payable and accrued expenses	727,041	181,150
Operating lease liability	(118,555)	(14,769)
Customer deposits	1,270,489	-
Deferred taxes and uncertain tax position	(497,800)	(254,400)
Due to related parties	1,785	1,963
Accrued expense long-term	113,553	-
Net cash provided by (used in) operating activities	1,236,777	(4,033)

INVESTING ACTIVITIES
Proceeds from the sale of property and equipment	-	39,750
Purchase of equipment	(19,758)	(10,296)
Net cash provided by (used in) investing activities	(19,758)	29,454

FINANCING ACTIVITIES
Repayments of notes payable	(392,337)	(236,832)
Proceeds from note payable – related party	-	28,393
Net borrowings from lines of credit	(681,401)	-
Repayment of financing lease	(79,624)	(54,638)
Net cash used in financing activities	(1,153,362)	(263,077)

NET CHANGE IN CASH	63,657	(237,656)

CASH
Beginning of period	238,760	333,880
End of period	$302,417	$96,224

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$159,004	$160,763
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Adjustment to fair value of goodwill based on final purchase price allocation	$121,736	$-

The accompanying notes are an integral part of these consolidated financial statements

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

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

On January 10, 2019, the Company established 1847 Goedeker Inc. (“Goedeker”) as a wholly owned subsidiary in the State of Delaware in connection with the proposed acquisition of assets from Goedeker Television Co., Inc., a Missouri corporation (“Goedeker Television”), described below. On March 20, 2019, the Company established 1847 Goedeker Holdco Inc. (“1847 Goedeker”) as a wholly owned subsidiary in the State of Delaware and subsequently transferred all of its shares in Goedeker to 1847 Goedeker, such that Goedeker became a wholly-owned subsidiary of 1847 Goedeker.

On January 18, 2019, Goedeker entered into an asset purchase agreement with Goedeker Television and Steve Goedeker and Mike Goedeker, pursuant to which, on April 5, 2019, Goedeker acquired substantially all of the assets of Goedeker Television used in its retail appliance and furniture business (see Note 9). As a result of this transaction, the Company owns 70% of 1847 Goedeker, with the remaining 30% held by third parties. (See Note 9).

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2019.

Accounting Basis

The Company uses the accrual basis of accounting and GAAP. The Company has adopted a calendar year end.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(UNAUDITED)

Segment Reporting

The Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 280, Segment Reporting, requires that an enterprise report selected information about reportable segments in its financial reports issued to its stockholders. Beginning with the second quarter of 2019, the Company changed its operating and reportable segments from one segment to two segments: the Retail and Appliances Segment, which is operated by Goedeker, and the Land Management Segment, which is operated by Neese.

The Retail and Appliances Segment is comprised of a retail store and an e-commerce destination for home furnishings, including appliances, furniture, home goods and related products, based in St. Louis, Missouri.

The Land Management Services Segment is comprised of professional services for waste disposal and a variety of agricultural services, wholesaling of agricultural equipment and parts, local trucking services, various shop services, and sales of other products and services, based in Grand Junction, Iowa.

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

Reclassifications

Certain Statements of Operations reclassifications have been made in the presentation of the Company’s prior financial statements and accompanying notes to conform to the presentation as of and for the three months ended March 31, 2020. The Company reclassified certain operating expense accounts in the Consolidated Statement of Operations. The reclassification had no impact on financial position, net income, or shareholder’s equity.

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(UNAUDITED)

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

If Goedeker continued to apply legacy revenue recognition guidance for the three months ended March 31, 2020, revenues, gross margin, and net loss would not have changed.

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

Goedeker’s revenue by sales type is as follows:

	Three Months Ended March 31,
	2020	2019
Appliance sales	$8,128,777	$-
Furniture sales	1,382,365	-
Other sales	166,036	-
Total revenue	$9,677,178	$-

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

MARCH 31, 2020

(UNAUDITED)

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

If Neese continued to apply legacy revenue recognition guidance for the three months ended March 31, 2020, revenues, gross margin, and net loss would not have changed.

Substantially all of Neese’s sales are to businesses, including farmers or municipalities and very little to individuals.

Disaggregated Revenue ‒ Neese disaggregates revenue from contracts with customers by contract type, as it believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Neese’s revenue by contract type is as follows:

	Three Months Ended March 31,
	2020	2019
Revenues
Services
Trucking	$240,763	$372,472
Waste hauling	117,130	104,329
Repairs	60,684	52,928
Other	27,522	45,668
Total services	446,099	575,397
Sales of parts and equipment	288,071	236,974
Total revenue	$734,170	$812,371

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(UNAUDITED)

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

Accounts Receivable, Net ‒ Accounts receivable, net, are amounts due from customers where there is an unconditional right to consideration. Unbilled receivables of $0 and $121,989 are included in this balance at March 31, 2020 and December 31, 2019, respectively. The payment of consideration related to these unbilled receivables is subject only to the passage of time.

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

Neese determined that an allowance for loss of $14,614 and $29,001 was required at March 31, 2020 and December 31, 2019, respectively.

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(UNAUDITED)

Inventory

Inventory consists of finished products acquired for resale and is valued at the lower-of-cost-or-market with cost determined on a specific item basis for the Neese and of finished products acquired for resale and is valued at the low-of-cost-or-market with cost determined on an average item basis for Goedeker. The Company periodically evaluates the value of items in inventory and provides write-downs to inventory based on its estimate of market conditions. The Company estimated an obsolescence allowance of $451,546 at March 31, 2020 and December 31, 2019.

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(UNAUDITED)

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, Derivatives and Hedging, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts, and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At March 31, 2020, the Company classified a warrant issued in conjunction with a term loan as a derivative instrument (see Note 11).

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. As the Company had a net loss for the three months ended March 31, 2020, the following 895,565 potentially dilutive securities were excluded from diluted loss per share: 200,000 for outstanding warrants and 695,565 related to the convertible note payable and accrued interest. There are no such common share equivalents outstanding as of March 31, 2019.

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

The Company has generated losses since its inception and has relied on cash on hand, external bank lines of credit, issuance of third party and related party debt and the sale of a note to support cashflow from operations. As of and for the three months ended March 31, 2020, the Company had a net loss attributable to 1847 Holdings’ shareholders of $2,110,482 and net cash provided by operations of $1,236,777.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(UNAUDITED)

For the three months ended March 31, 2020, the Company incurred operating losses of $2,110,482 (before deducting losses attributable to non-controlling interests) and incurred cash flows from operations of $1,236,777 and negative working capital of $13,362,642. Management believes the Company is owed $809,000 related to a working capital adjustment, which is disputed by Goedeker Television. This matter is being pursued through a legal process (See Note 9). In addition to the estimates of funds available from operations, the Company has unpledged assets that it believes could provide for $478,000 of additional borrowings.

Management has prepared estimates of operations for fiscal year 2020 and believes that sufficient funds will be generated from operations to fund its operations, and to service its debt obligations for one year from the date of the filing of the consolidated financial statements in the Company’s Quarterly Report on Form 10-Q, indicate improved operations and the Company’s ability to continue operations as a going concern.

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

Management believes that based on relevant conditions and events that are known and reasonably knowable that its forecasts, for one year from the date of the filing of the financial statements in this registration statement, indicate improved operations and the Company’s ability to continue operations as a going concern. The Company has contingency plans to reduce or defer expenses and cash outlays should operations not improve in the look forward period.

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

In June 2016, the FASB issued ASU 2016-13 Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2019. This pronouncement was amended under ASU 2019-10 to allow an extension on the adoption date for entities that qualify as a small reporting company. The Company has elected this extension and the effective date for the Company to adopt this standard will be for fiscal years beginning after December 15, 2022. The Company has not completed its assessment of the standard, but does not expect the adoption to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(UNAUDITED)

NOTE 3—BUSINESS SEGMENTS

Summarized financial information concerning the Company’s reportable segments is presented below:

	For the Three Months March 31, 2020				For the Three Months Ended March 31, 2019
	Land Management Services	Retail & Appliances	Corporate Services	Total	Land Management Services	Retail & Appliances		Corporate Services	Total
Revenue
Services	$446,099	$-	$-	$446,099	$575,397		$-	$-	$575,397
Sales of parts and equipment	288,071	-	-	288,071	236,974		-	-	236,974
Furniture and appliances revenue	-	9,677,178	-	9,677,178	-		-	-	-
Total Revenue	734,170	9,677,178	-	10,411,348	812,371		-	-	812,371
Total cost of sales	255,268	8,111,170	-	8,366,438	213,750		-	-	213,750
Total operating expenses	1,198,815	2,881,140	39,284	4,119,239	1,319,836		-	40,295	1,360,131
Loss from operations	$(719,913)	$(1,315,132)	$(39,284)	$(2,074,329)	$(721,215)	$		$(40,295)	$(761,510)

NOTE 4—RECEIVABLES

At March 31, 2020 and December 31, 2019, receivables consisted of the following:

	March 31, 2020	December 31, 2019
Credit card payments in process of settlement	$312,678	$406,838
Vendor rebates receivable	1,085,287	1,380,369
Trade receivables from customers	220,383	695,249
Total receivables	1,618,348	2,482,456
Allowance for doubtful accounts	(14,615)	(29,001)
Accounts receivable, net	$1,603,734	$2,453,455

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(UNAUDITED)

NOTE 5—INVENTORIES

At March 31, 2020 and December 31, 2019, the inventory balances are composed of:

	March 31, 2020	December 31, 2019
Machinery and Equipment	$206,923	$119,444
Parts	149,836	142,443
Appliances	1,282,636	1,562,359
Furniture	161,111	189,376
Other	50,712	53,356
Subtotal	1,851,218	2,066,978
Allowance for inventory obsolescence	(451,546)	(451,546)
Inventories, net	$1,399,672	$1,615,432

Inventory and accounts receivable are pledged to secure a loan from Burnley, SBCC and Home State Bank described and defined in the notes below.

NOTE 6—DEPOSITS WITH VENDORS

Deposits with vendors represent cash on deposit with one vendor arising from accumulated rebates paid by the vendor. The deposits are used by the vendor to seek to secure the Company’s purchases. The deposit can be withdrawn at any time up to the amount of the Company’s credit line with the vendor. Alternatively, the Company could secure their credit line with a floor plan line from a lender and withdraw all its deposits. The Company has elected to leave the deposits with the vendor on which it earns interest income. As of March 31, 2020 and December 31, 2019, deposits with vendors totaled $294,960.

NOTE 7—PROPERTY AND EQUIPMENT

Property and equipment consist of the following at March 31, 2020 and December 31, 2019:

Classification	March 31, 2020	December 31, 2019
Buildings and improvements	$5,338	$5,338
Equipment and machinery	3,120,498	3,120,498
Tractors	2,714,645	2,694,888
Trucks and other vehicles	1,138,304	1,138,304
Leasehold improvements	117,626	117,626
Total	7,096,411	7,076,654
Less: Accumulated depreciation	(4,029,879)	(3,709,227)
Property and equipment, net	$3,066,532	$3,367,427

Depreciation expense for the three months ended March 31, 2020 and 2019 was $320,653 and $337,122, respectively.

All property and equipment are pledged to secure loans from Burnley, SBCC and Home State Bank as described and defined in the notes below.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(UNAUDITED)

NOTE 8—INTANGIBLE ASSETS

The following provides a breakdown of identifiable intangible assets as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Customer Relationships
Identifiable intangible assets, gross	$783,000	$783,000
Accumulated amortization	(70,206)	(56,023)
Customer relationship identifiable intangible assets, net	712,794	726,977
Marketing Related
Identifiable intangible assets, gross	1,368,000	1,368,000
Accumulated amortization	(269,800)	(201,400)
Marketing related identifiable intangible assets, net	1,098,200	1,166,600
Total Identifiable intangible assets, net	$1,810,994	$1,893,577

In connection with the acquisitions of Goedeker and Neese, the Company identified intangible assets of $2,151,000 and $34,000, respectively, representing trade names and customer relationships. These assets are being amortized on a straight-line basis over their weighted average estimated useful life of 7.9 years and amortization expense amounted to $82,583 and $1,700 for the three months ended March 31, 2020 and 2019, respectively.

As of March 31, 2020, the estimated annual amortization expense for each of the next five fiscal years is as follows:

2020 (remainder)	$247,749
2021	330,332
2022	324,665
2023	323,532
2024	122,132
Thereafter	462,584
Total	$1,810,994

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(UNAUDITED)

The asset purchase agreement provided for an adjustment to the purchase price based on the difference between actual working capital at closing and Goedeker Television’s preliminary estimate of closing date working capital.  In accordance with the asset purchase agreement, an independent CPA firm was retained by Goedeker and Goedeker Television to resolve differences in the working capital amounts.  The report issued by that CPA firm determined that Goedeker Television owed Goedeker $809,000, which Goedeker Television has not paid.  On or about March 23, 2020, Goedeker submitted a claim for arbitration to the American Arbitration Association relating to Goedeker Television’s failure to pay the amount owed. The claim alleges, inter alia, breach of contract, fraud, indemnification and the breach of the covenant of good faith and fair dealing. Goedeker is alleging damages in the amount of $809,000, plus attorneys’ fees and costs. The $809,000 is included in other assets in the accompanying balance sheet as of March 31, 2020.

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

The rights of Goedeker Television to receive any earn out payment are subordinate to the rights of Burnley and SBCC under separate subordination agreements that Goedeker Television entered into with them on April 5, 2019 in connection with the Acquisition (see Notes 9 and 11). The Company determined the fair value of the earnout on the date of acquisition was $81,494. Such amount was recorded as a contingent consideration liability within the accounts payable and accrued expense line item on the consolidated balance sheet and is revalued to fair value each reporting period until settled. The year 1 contingent liability of $32,246 was written-off in the year ended December 31, 2019 as the target was not met and the balance of the liability at March 31, 2020 is $49,248.

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(UNAUDITED)

Purchase consideration at final fair value:
Note payable, net of $462,102 debt discount and $215,500 of capitalized financing costs	$3,422,398
Contingent note payable	81,494
Non-controlling interest	979,523
Amount of consideration	$4,483,415

Assets acquired and liabilities assumed at fair value
Accounts receivable	$334,446
Inventories	1,851,251
Working capital adjustment receivable and other assets	1,104,863
Property and equipment	216,286
Customer related intangibles	749,000
Marketing related intangibles	1,368,000
Accounts payable and accrued expenses	(3,929,876)
Customer deposits	(2,308,307)
Net tangible assets acquired (liabilities assumed)	$(614,337)

Total net assets acquired (liabilities assumed)	$(614,337)
Consideration paid	4,483,415
Goodwill	$5,097,752

The following presents the pro-forma combined results of operations of the Company as if the Acquisition was completed on January 1, 2019 (before non-controlling interest).

For the Three Months Ended March 31, 2019
Revenues, net	$12,829,584
Net income (loss) allocable to common shareholders	$(940,911)
Net loss per share	$(0.30)
Weighted average number of shares outstanding	3,165,625

The unaudited pro forma results of operations are presented for information purposes only. The unaudited pro-forma results of operations are not intended to present actual results that would have been attained had the Acquisition been completed as of January 1, 2019 or to project potential operating results as of any future date or for any future periods.

The estimated useful life remaining on the property and equipment acquired is 4 to 5 years.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(UNAUDITED)

NOTE 10—LINES OF CREDIT

Northpoint Commercial Finance LLC

On June 24, 2019, Goedeker, as borrower, entered into a loan and security agreement with Northpoint Commercial Finance LLC (“Northpoint”), which was amended on August 2, 2019, for revolving loans up to an aggregate maximum loan amount of $1,000,000 for the acquisition, financing or refinancing by Goedeker of inventory at an interest rate of LIBOR plus 7.99%. The balance of the line of credit amounts to $169,712 as of March 31, 2020.

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

The loans are secured by a security interest in all of the inventory of Goedeker that is manufactured or sold by vendors identified in the loan and security agreement. In connection with the loan and security agreement, on June 24, 2019, 1847 Goedeker entered into a guaranty in favor of Northpoint, to guaranty the obligations of Goedeker under the loan and security agreement.

Burnley Capital LLC

On April 5, 2019, Goedeker, as borrower, and 1847 Goedeker entered into a loan and security agreement with Burnley Capital LLC (“Burnley”) for revolving loans in an aggregate principal amount that will not exceed the lesser of (i) the borrowing base or (ii) $1,500,000 (provided that such amount may be increased to $3,000,000 in Burnley’s sole discretion) minus reserves established Burnley at any time in accordance with the loan and security agreement. The “borrowing base” means an amount equal to the sum of the following: (i) the product of 85% multiplied by the liquidation value of Goedeker’s inventory (net of all liquidation costs) identified in the most recent inventory appraisal by an appraiser acceptable to Burnley (ii) multiplied by Goedeker’s eligible inventory (as defined in the loan and security agreement), valued at the lower of cost or market value, determined on a first-in-first-out basis. In connection with the closing of the Acquisition on April 5, 2019, Goedeker borrowed $744,000 under the loan and security agreement and issued a revolving note to Burnley in the principal amount of up to $1,500,000. There is no available borrowing base and the balance of the line of credit amounts to $409,642 as of March 31, 2020, comprised of principal of $488,309 and net of unamortized debt discount of $78,667.

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

MARCH 31, 2020

(UNAUDITED)

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

MARCH 31, 2020

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

The rights of Burnley to receive payments under the revolving note are subordinate to the rights of Northpoint under a subordination agreement that Burnley entered into with Northpoint.

At March 31, 2020, Goedeker did not meet certain loan covenants under the loan and security agreement. The agreement requires compliance with the following ratios as a percentage of earnings before interest, taxes, depreciation, and amortization for the twelve-month period ended March 31, 2019. The table below shows the required ratio and actual ratio for such period.

Covenant	Actual Ratio	Required Ratio
Total debt ratio	(2.6)x	4.0x
Senior debt ratio	(0.7)x	1.5x
Interest coverage ratio	(0.9)x	1.0x

In addition, Goedeker was not in compliance with a requirement with respect to the liquidity ratio, which is the ratio of cash and available borrowings to customer deposits. At March 31, 2020, the actual ratio was 0.10x compared to a requirement of 0.35x.

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(UNAUDITED)

NOTE 11—NOTES PAYABLE

Small Business Community Capital II, L.P.

On April 5, 2019, Goedeker, as borrower, and 1847 Goedeker entered into a loan and security agreement with Small Business Community Capital II, L.P. (“SBCC”) for a term loan in the principal amount of $1,500,000, pursuant to which Goedeker issued to SBCC a term note in the principal amount of up to $1,500,000 and a ten-year warrant to purchase shares of the most senior capital stock of Goedeker equal to 5.0% of the outstanding equity securities of Goedeker on a fully-diluted basis for an aggregate price equal to $100. The Company classified the warrant as a derivative liability on the balance sheet of $122,344 and subject to remeasurement on every reporting period. The balance of the note amounts to $940,124 as of March 31, 2020, comprised of principal of $1,218,750, capitalized PIK interest of $27,473, and net of unamortized debt discount of $133,500 and unamortized warrant feature of $172,599.

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

MARCH 31, 2020

(UNAUDITED)

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

Home State Bank

On June 13, 2018, Neese entered into a term loan agreement with Home State Bank, pursuant to which Neese issued a promissory note to Home State Bank in the principal amount of $3,654,074 with an annual interest rate of 6.85% with covenants to maintain a minimum debt coverage ratio of 1.00 to 1.25 measured at December 31, 2019. Neese did not comply with this covenant for the year ended December 31, 2019. Accordingly, because of the violation of this covenant and because the loan matures July 20, 2020, the loan is classified as a current liability in the balance sheet. Pursuant to the terms of the note, Neese will make semi-annual payments of $302,270 beginning on January 20, 2019 and continuing every six months thereafter until July 20, 2020, the maturity date; provided however, that Neese will pay the note in full immediately upon demand by Home State Bank. The balance of the note amounts to $3,000,779 as of March 31, 2020, comprised of principal of $3,005,867 and net of unamortized debt discount of $5,088.

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

The loan is secured by inventory, accounts receivable, and certain fixed assets of Neese. The loan agreement limited the payment of interest on certain promissory notes to $40,000 annually. The Company continues to accrue interest at the contractual amounts. Such accruals (in excess of $40,000 in interest on the promissory notes) are shown as long-term accrued expenses in the accompanying balance sheet as of March 31, 2020.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(UNAUDITED)

If the Company sells property, plant, and equipment securing the loan, it must remit the appraised value of the equipment to Home State Bank. During the three months ended March 31, 2020 and 2019, $159,607 and $21,500, respectively, was remitted to Home State Bank pursuant to this requirement.

The Company adopted ASU 2015-03 by deducting debt issuance costs from the long-term portion of the loan. Amortization of debt issuance costs totaled $5,085 for the three months ended March 31, 2020 and 2019.

9% Subordinated Promissory Note

As noted above, a portion of the purchase price for the Acquisition was paid by the issuance by Goedeker to Steve Goedeker, as representative of Goedeker Television, of a 9% subordinated promissory note in the principal amount of $4,100,000. The note will accrue interest at 9% per annum, amortized on a five-year straight-line basis and payable quarterly in accordance with the amortization schedule attached thereto, and mature on April 5, 2023. The remaining balance of the note at March 31, 2020 is $3,395,243, comprised of principal of $3,930,283 and net of unamortized debt discount of $535,050.

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

10% Promissory Note

A portion of the purchase price for the acquisition of Neese was paid by the issuance of a promissory note in the principal amount of $1,025,000 by 1847 Neese and Neese to the sellers of Neese. The promissory note bears interest on the outstanding principal amount at the rate of ten percent (10%) per annum and was due and payable in full on March 3, 2018; provided, however, that the unpaid principal, and all accrued, but unpaid, interest thereon shall be prepaid if at any time, and from time to time, the cash on hand of 1847 Neese and Neese exceeds $250,000 and, then, the prepayment shall be equal to the amount of cash in excess of $200,000 until the unpaid principal and accrued, but unpaid, interest thereon is fully prepaid. The promissory note contains the same events of default as the vesting promissory note. The promissory note has not been repaid; thus, the Company is in default under this note. Under terms of the term loan with Home State Bank described above, this note may not be paid until the term loan is paid in full. The payees on the note agreed to the modification of its terms by signing the loan agreement for the Home State Bank term loan. Accordingly, the loan is shown as a long-term liability as of March 31, 2020. Additionally, the term loan lender limits the payment of interest on this note to $40,000 annually. The Company continues to accrue interest at the contract rate; however, given the limitations of the term loan, all accrued interest in excess of $40,000 is included in long-term accrued expenses.

NOTE 12—FLOOR PLAN LOANS PAYABLE

At March 31, 2020 and December 31, 2019, $10,587 and $10,581, respectively, of machinery and equipment inventory was pledged to secure a floor plan loan from a commercial lender. The Company must remit proceeds from the sale of the secured inventory to the floor plan lender and pays a finance charge that can vary monthly at the option of the lender. The balance of the floor plan payable as of March 31, 2020 and December 31, 2019 amounted to $10,587 and $10,581, respectively.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(UNAUDITED)

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

The note carries an original issue discount of $64,286 to cover Leonite’s legal fees, accounting fees, due diligence fees and/or other transactional costs incurred in connection with the purchase of the note. Therefore, the purchase price of the note was $650,000. Furthermore, the Company issued 50,000 shares of common stock valued at $137,500 and a debt-discount related to the warrants valued at $292,673. The Company amortized $110,894 of financing costs related to the shares and warrants in the three months ended March 31, 2020. The remaining net balance of the note at March 31, 2020 is $710,286, comprised of principal of $714,288 and unamortized debt discount warrant feature of $3,998.

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(UNAUDITED)

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(UNAUDITED)

NOTE 14—FINANCING LEASE

The cash portion of the purchase price for the acquisition of Neese was financed under a capital lease transaction for Neese’s equipment with Utica Leaseco, LLC (“Utica”), pursuant to a master lease agreement, dated March 3, 2017, between Utica, as lessor, and 1847 Neese and Neese, as co-lessees (collectively, the “Lessee”), which was amended on June 14, 2017. Under the master lease agreement, as amended, Utica loaned an aggregate of $3,240,000 for certain of Neese’s equipment listed therein, which it leases to the Lessee. A portion of the proceeds from the term loan from Home State Bank (see Note 11) were applied to reduce the balance of this lease to $475,000. The lease is payable in 46 payments of $12,882 beginning July 3, 2018 and an end-of-term buyout of $38,000.

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

If the Company sells equipment or inventory, it must remit to Utica the amount loaned against the equipment. Such payments are accumulated and applied to the balance at the end of the lease term. During the three months ended March 31, 2020, there were no sales of equipment or inventory required to be remitted to Utica.

The assets and liabilities under the master lease agreement are recorded at the fair value of the assets at the time of acquisition.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(UNAUDITED)

The Company adopted ASU 2015-03 by deducting $22,040 of net debt issuance costs from the long-term portion of the financing lease. Amortization of debt issuance costs totaled $3,015 for the three months ended March 31, 2020 and 2019.

At March 31, 2020, annual minimum future lease payments under this Master Lease Agreement are as follows:

Amount
2020 (remainder of year)	$490,077
2021	412,655
2022	12,882
Total minimum lease payments	915,614
Less amount representing interest	164,548
Present value of minimum lease payments	751,066
Less current portion of minimum lease	(373,012)
Less debt issuance costs, net	(22,040)
Less payments to Utica for release of lien	(249,784)
Less lease deposits	(38,807)
End of lease buyout payments	117,413
Long-term present value of minimum lease payment	$184,836

The interest rate on the capitalized lease is approximately 15.5%.

NOTE 15—OPERATING LEASES

On March 3, 2017, Neese entered into an agreement of lease with K&A Holdings, LLC, a limited liability company that is wholly owned by officers of Neese. The agreement of lease is for a term of ten (10) years and provides for a base rent of $8,333 per month. In the event of late payment, interest shall accrue on the unpaid amount at the rate of eighteen percent (18%) per annum. The agreement of lease contains customary events of default, including if Neese shall fail to pay rent within five (5) days after the due date, or if Neese shall fail to perform any other terms, covenants or conditions under the agreement of lease, and other customary representations, warranties and covenants. Under terms of the term loan agreement with Home State Bank (Note 11), the Company may not pay salary or rent to such officers of Neese in excess of $100,000 per year beginning on the date of the term loan agreement, June 13, 2018. The Company is accruing monthly rent, but because of the limitation in the term loan, $225,000 of accrued rent is classified as a long-term accrued liability.

The amount accrued for amounts included in the measurement of operating lease liabilities was $25,000 for the three months ended March 31, 2020.

Supplemental balance sheet information related to leases was as follows:

March 31, 2020
Operating lease right-of-use lease asset	$624,157
Accumulated amortization	74,487
Net balance	$549,670

Lease liability, current portion	64,343
Lease liability, long term	485,327
Total operating lease liabilities	$549,670

Weighted Average Remaining Lease Term - operating leases	83 months

Weighted Average Discount Rate - operating leases	6.85%

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(UNAUDITED)

Maturities of the lease liability are as follows:

For the Years Ended
2020 (reminder of year)	$75,000
2021	100,000
2022	100,000
2023	100,000
2024	100,000
Thereafter	216,667
Total lease payments	691,667
Less imputed interest	(141,997)
Maturities of lease liabilities	$549,670

Neese leased a piece of equipment on an operating lease. The lease originated in May 2014 for a five-year term with annual payments of $11,830 with a final payment in July 2019.

On April 5, 2019, Goedeker entered into a lease agreement with S.H.J., L.L.C., a Missouri limited liability company and affiliate of Goedeker Television. The lease is for a term five (5) years and provides for a base rent of $45,000 per month. In addition, Goedeker is responsible for all taxes and insurance premiums during the lease term. In the event of late payment, interest shall accrue on the unpaid amount at the rate of eighteen percent (18%) per annum. The lease contains customary events of default, including if: (i) Goedeker shall fail to pay rent within five (5) days after the due date; (ii) any insurance required to be maintained by Goedeker pursuant to the lease shall be canceled, terminated, expire, reduced, or materially changed; (iii) Goedeker shall fail to comply with any term, provision, or covenant of the lease and shall not begin and pursue with reasonable diligence the cure of such failure within fifteen (15) days after written notice thereof to Goedeker; (iv) Goedeker shall become insolvent, make an assignment for the benefit of creditors, or file a petition under any section or chapter of the Bankruptcy Code, or under any similar law or statute of the United States of America or any State thereof; or (v) a receiver or trustee shall be appointed for the leased premises or for all or substantially all of the assets of Goedeker.

Supplemental balance sheet information related to leases was as follows:

March 31, 2020
Operating lease right-of-use lease asset	$2,300,000
Accumulated amortization	(402,390)
Net balance	$1,897,610

Lease liability, current portion	375,885
Lease liability, long term	1,521,725
Total operating lease liabilities	$1,897,610

Weighted Average Remaining Lease Term - operating leases	48

Weighted Average Discount Rate - operating leases	6.5%

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(UNAUDITED)

Maturities of the lease liability are as follows:

For the Years Ended
2020 (remainder of year)	$405,000
2021	540,000
2022	540,000
2023	540,000
2024	135,000
Total lease payments	2,160,000
Less imputed interest	(262,390)
Maturities of lease liabilities	$1,897,610

NOTE 16—RELATED PARTIES

Management Services Agreement

On April 15, 2013, the Company and 1847 Partners LLC (the “Manager”) entered into a management services agreement, pursuant to which the Company is required to pay the Manager a quarterly management fee equal to 0.5% of its adjusted net assets for services performed (the “Parent Management Fee”). The amount of the Parent Management Fee with respect to any fiscal quarter is (i) reduced by the aggregate amount of any management fees received by the Manager under any offsetting management services agreements with respect to such fiscal quarter, (ii) reduced (or increased) by the amount of any over-paid (or under-paid) Parent Management Fees received by (or owed to) the Manager as of the end of such fiscal quarter, and (iii) increased by the amount of any outstanding accrued and unpaid Parent Management Fees. The Company expensed $0 and $0 in Parent Management Fees for the three months ended March 31, 2020 and 2019, respectively.

Offsetting Management Services Agreements

1847 Neese entered into an offsetting management services agreement with the Manager on March 3, 2017 and Goedeker entered into an offsetting management services agreement with the Manager on April 5, 2019. Pursuant to the offsetting management services agreements, 1847 Neese appointed the Manager to provide certain services to it for a quarterly management fee equal to $62,500 and Goedeker appointed the Manager to provide certain services to it for a quarterly management fee equal to the greater of $62,500 or 2% of adjusted net assets (as defined in the management services agreement); provided, however, in each case that (i) pro rated payments shall be made in the first quarter and the last quarter of the term, (ii) if the aggregate amount of management fees paid or to be paid by 1847 Neese or Goedeker, together with all other management fees paid or to be paid by all other subsidiaries of the Company to the Manager, in each case, with respect to any fiscal year exceeds, or is expected to exceed, 9.5% of the Company’s gross income with respect to such fiscal year, then the management fee to be paid by 1847 Neese or Goedeker for any remaining fiscal quarters in such fiscal year shall be reduced, on a pro rata basis determined by reference to the management fees to be paid to the Manager by all of the subsidiaries of the Company, until the aggregate amount of the management fee paid or to be paid by 1847 Neese or Goedeker, together with all other management fees paid or to be paid by all other subsidiaries of the Company to the Manager, in each case, with respect to such fiscal year, does not exceed 9.5% of the Company’s gross income with respect to such fiscal year, and (iii) if the aggregate amount the management fee paid or to be paid by 1847 Neese or Goedeker, together with all other management fees paid or to be paid by all other subsidiaries of the Company to the Manager, in each case, with respect to any fiscal quarter exceeds, or is expected to exceed, the Parent Management Fee with respect to such fiscal quarter, then the management fee to be paid by 1847 Neese or Goedeker for such fiscal quarter shall be reduced, on a pro rata basis, until the aggregate amount of the management fee paid or to be paid by 1847 Neese or Goedeker, together with all other management fees paid or to be paid by all other subsidiaries of the Company to the Manager, in each case, with respect to such fiscal quarter, does not exceed the Parent Management Fee calculated and payable with respect to such fiscal quarter.

Each of 1847 Neese and Goedeker shall also reimburse the Manager for all of its costs and expenses which are specifically approved by its board of directors, including all out-of-pocket costs and expenses, which are actually incurred by the Manager or its affiliates on behalf of 1847 Neese or Goedeker in connection with performing services under the offsetting management services agreements.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(UNAUDITED)

1847 Neese expensed $62,500 in management fees for the three months ended March 31, 2020 and 2019. Under terms of the term loan from Home State Bank (see Note 11), no fees may be paid to the Manager without permission of the bank, which the Manager does not expect to be granted within the forthcoming year. Accordingly, $513,308 due from 1847 Neese to the Manager is classified as a long-term accrued liability as of March 31, 2020.

Goedeker expensed $62,500 in management fees for the three months ended March 31, 2020. Payment of the management fee is subordinated to the payment of interest on the 9% subordinated promissory note (see Note 11), such that no payment of the management fee may be made if Goedeker is in default under the note with regard to interest payments and, for the avoidance of doubt, such payment of the management fee will be contingent on Goedeker being in good standing on all associated loan covenants. In addition, during the period that that any amounts are owed under the 9% subordinated promissory note or the earn out payments, the annual management fee shall be capped at $250,000. The rights of the Manager to receive payments under the offsetting management services agreement with Goedeker are also subordinate to the rights of Burnley and SBCC under separate subordination agreements that the Manager entered into with Burnley and SBCC on April 5, 2019. Accordingly, $126,153 due from Goedeker to the Manager is classified as an accrued liability as of March 31, 2020.

Advances

From time to time, the Company has received advances from its chief executive officer to meet short-term working capital needs. As of March 31, 2020 and December 31, 2019, a total of $118,834 in advances from related parties are outstanding. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

As of March 31, 2020 and December 31, 2019, the Manager has funded the Company $64,284 and $62,499 in related party advances, respectively. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

Grid Promissory Note

On January 3, 2018, the Company issued a grid promissory note to the Manager in the initial principal amount of $50,000. The note provides that the Company may from time to time request additional advances from the Manager up to an aggregate additional amount of $100,000, which will be added to the note if the Manager, in its sole discretion, so provides. Interest shall accrue on the unpaid portion of the principal amount and the unpaid portion of all advances outstanding at a fixed rate of 8% per annum, and along with the outstanding portion of the principal amount and the outstanding portion of all advances, shall be payable in one lump sum due on the maturity date, January 3, 2021. If all or a portion of the principal amount or any advance under the note, or any interest payable thereon is not paid when due (whether at the stated maturity, by acceleration or otherwise), such overdue amount shall bear interest at a rate of 12% per annum. In the event the Company completes a financing involving at least $500,000, the Company must, contemporaneously with the closing of such financing transaction, repay the entire outstanding principal and accrued and unpaid interest on the note. The note is unsecured and contains customary events of default. As of March 31, 2020 and December 31, 2019, the Manager has advanced $119,400 and $119,400 of the promissory note and the Company has accrued interest of $19,530 and $17,115, respectively.

Building Lease

On March 3, 2017, Neese entered into an agreement of lease with K&A Holdings, LLC, a limited liability company that is wholly owned by officers of Neese. See Note 15 for details regarding this lease.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(UNAUDITED)

NOTE 17—SHAREHOLDERS’ DEFICIT

Allocation Shares

As of March 31, 2020 and December 31, 2019, the Company had authorized and outstanding 1,000 allocation shares. These allocation shares do not entitle the holder thereof to vote on any matter relating to the Company other than in connection with amendments to the Company’s operating agreement and in connection with certain other corporate transactions as specified in the operating agreement.

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

Common Shares

The Company is authorized to issue 500,000,000 common shares as of March 31, 2020 and December 31, 2019. As of March 31, 2020 and December 31, 2019, the Company had 3,165,625 common shares issued and outstanding. The common shares entitle the holder thereof to one vote per share on all matters coming before the shareholders of the Company for a vote.

The Company did not issue any equity securities in the three months ended March 31, 2020.

Warrants

On April 5, 2019, the Company issued a warrant to purchase 200,000 common shares to Leonite pursuant to the securities purchase agreement (see Note 13). The warrant has a term of five years, an exercise price of $1.25 per share (subject to adjustment), and may be exercised on a cashless basis.

Accordingly, a portion of the proceeds was allocated to the warrant based on its relative fair value using the Black Scholes option-pricing model. The assumptions used in the Black-Scholes model are as follows: (i) dividend yield of 0%; (ii) expected volatility of 140.3%, (iii) weighted average risk-free interest rate of 2.31%, (iv) expected life of five years, and (v) estimated fair value of the common shares of $2.75 per share in the amount of $292,673. The Company amortized $72,769 of debt discount in the three months ended March 31, 2020.

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(UNAUDITED)

Noncontrolling Interests

The Company owns 55.0% of 1847 Neese and 70% of 1847 Goedeker.  For financial interests in which the Company owns a controlling financial interest, the Company applies the provisions of ASC 810, which are applicable to reporting the equity and net income or loss attributable to noncontrolling interests. The results of 1847 Neese and 1847 Goedeker are included in the consolidated statement of income. The net loss attributable to the 45% non-controlling interest of 1847 Neese amount to $352,649 and $266,680 for the three months ended March 31, 2020 and 2019, respectively. The net loss attributable to the 30% non-controlling interest of 1847 Goedeker amounted to $385,536 for the three months ended March 31, 2020.

NOTE 18—COMMITMENTS AND CONTINGENCIES

An office space has been leased on a month-by-month basis.

The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

On March 27, 2020, the Company and the Company’s newly-formed wholly-owned subsidiary 1847 Asien Inc. (“1847 Asien”) entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Asien’s Appliance, Inc. (“Asien’s Appliance”) and Joerg Christian Wilhelmsen and Susan Kay Wilhelmsen, as trustees of the Wilhelmsen Family Trust, U/D/T Dated May 1, 1992, pursuant to which 1847 Asien agreed to acquire all of the issued and outstanding capital stock of Asien’s Appliance for an aggregate purchase price of $2.5 million, subject to adjustment, consisting of (i) $1,670,000 in cash and (ii) 415,000 common shares of the Company, having a mutually agreed upon value of $830,000. Closing of the Purchase Agreement is subject to due diligence other customary closing conditions and is expected to occur during the second quarter of 2020.

NOTE 19—SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2020 to the date these financial statements were issued, and has determined that, except as set forth below, it does not have any material subsequent events to disclose in these financial statements.

PPP Loans

On April 9, 2020 and April 10, 2020, Goedeker and Neese received a $642,600 and $383,600, respectively, in Payroll Protection Program (“PPP”) loans from the United States Small Business Administration (“SBA”) under provisions of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”).  The PPP loans have two-year terms and bear interest at a rate of 1.0% per annum.  Monthly principal and interest payments are deferred for six months after the date of disbursement.  The PPP loans may be prepaid at any time prior to maturity with no prepayment penalties.  The PPP loans contain events of default and other provisions customary for loans of this type.  The PPP provides that the PPP loans may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act.  Goedeker and Neese intend to use the proceeds from the PPP loans for qualifying expenses and to apply for forgiveness of the PPP loans in accordance with the terms of the CARES Act.  The Company has classified the PPP loans as current liabilities pending SBA clarification of the final loan terms.

Option Grants

On May 11, 2020, the Company granted options to Paul A. Froning and Robert D. Barry to purchase 60,000 and 30,000 common shares, respectively, each at an exercise price of $2.50 per share.  The options vested immediately on the date of grant and terminate on May 11, 2025.

Leonite Conversion and Amendments

On May 4, 2020, Leonite converted $100,000 of the outstanding balance of the secured convertible promissory note (see Note 13) into 100,000 common shares.

On May 11, 2020, 1847 and Leonite entered into a first amendment to secured convertible promissory note, pursuant to which the parties agreed (i) to extend the maturity date of the note to October 5, 2020, (ii) that 1847’s failure to repay the note on the original maturity date of April 5, 2020 shall not constitute and event of default under the note and (iii) to increase the principal amount of the note by $207,145, as a forbearance fee. Notwithstanding the foregoing, in the event that 1847 completes an offering of debt, equity, or closes on an asset sale (other than in the ordinary course of business), then 1847 agreed to promptly use the net proceeds of such offering to repay Leonite; provided that, in no event shall this requirement cause 1847 to default on any of its agreements and obligations that were outstanding at the time of the amendment.

Pursuant to the amendment, 1847 also agreed that, upon closing of its planned acquisition of Asien’s Appliance described above, Leonite shall be granted a 5% equity interest in such acquisition. In the event that 1847 does not consummate the acquisition, 1847 and Leonite agreed to negotiate in good faith to exchange such interest with another asset or other term of that would approximate the economic benefit that would have been derived by Leonite.

In connection with the amendment, the Company issued to Leonite a five-year warrant to purchase 200,000 common shares at an exercise price of $1.25 per share (subject to adjustment), which may be exercised on a cashless basis. This warrant has the same terms as the warrant previously issued to Leonite (see Note 17).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis of financial condition and results of operations provides information that management believes is relevant to an assessment and understanding of our plans and financial condition. The following financial information is derived from our financial statements and should be read in conjunction with such financial statements and notes thereto set forth elsewhere herein.

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to “we,” “us,” “our” and the “Company” refer to 1847 Holdings LLC, a Delaware limited liability company, and its consolidated subsidiaries. References to the “Manager” refer to 1847 Partners LLC, a Delaware limited liability company.

Special Note Regarding Forward Looking Statements

Certain information contained in this report includes forward-looking statements. The statements herein which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to our management and our interpretation of what is believed to be significant factors affecting our businesses, including many assumptions regarding future events. The following factors, among others, may affect our forward-looking statements:

●	our ability to successfully identify and acquire additional businesses, and to operate such businesses that we may acquire in the future and to effectively integrate and improve such businesses;

●	our organizational structure, which may limit our ability to meet our dividend and distribution policy;

●	our ability to service and comply with the terms of our indebtedness;

●	our cash flow available for distribution and our ability to make distributions in the future to our common shareholders;

●	our ability to pay the management fee, profit allocation and put price to the Manager when due;

●	labor disputes, strikes or other employee disputes or grievances;

●	our ability to implement our acquisition and management strategies;

●	the regulatory environment in which our businesses operate under;

●	trends in the industries in which our businesses operate;

●	the competitive environment in which our businesses operate;

●	changes in general economic or business conditions or economic or demographic trends in the United States including changes in interest rates and inflation;

●	our ability to retain or replace qualified employees of our businesses;

●	casualties, condemnation or catastrophic failures with respect to any of our businesses’ facilities;

●	costs and effects of legal and administrative proceedings, settlements, investigations and claims; and

●	extraordinary or force majeure events affecting our business or operations.

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. Actual results, performance, liquidity, financial condition, prospects and opportunities could differ materially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2019 and matters described in this report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will in fact occur.

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

In April 2019, our subsidiary 1847 Goedeker Inc. (“Goedeker”) acquired substantially all of the assets of Goedeker Television Co. (“Goedeker Television”). As a result of this transaction, Goedeker acquired the former business of Goedeker Television, which was established in 1951, and continues to operate this business. Headquartered in St. Louis, Missouri, Goedeker is a one-stop e-commerce destination for home furnishings, including appliances, furniture, home goods and related products. Goedeker has evolved from a local brick and mortar operation serving the St. Louis metro area to a large nationwide omnichannel retailer that offers one-stop shopping for the leading brands.

In March 2017, our subsidiary 1847 Neese Inc. (“1847 Neese”) acquired Neese, Inc. (“Neese”). Headquartered in Grand Junction, Iowa and founded in 1991, Neese is an established business specializing in providing a wide range of land application services and selling equipment and parts, primarily to the agricultural industry, but also to the construction and lawn and garden industries. Neese’s revenue mix is composed of waste disposal and a variety of agricultural services, wholesaling of agricultural equipment and parts, local trucking services, various shop services, and other products and services. Services to the local agricultural and farming communities include manure spreading, land rolling, bin whipping, cleaning of bulk storage bins and silos, equipment rental, trucking, vacuuming, building erection, and others.

Through our structure, we offer investors an opportunity to participate in the ownership and growth of a portfolio of businesses that traditionally have been owned and managed by private equity firms, private individuals or families, financial institutions or large conglomerates. We believe that our management and acquisition strategies will allow us to achieve our goals to begin making and growing regular distributions to our common shareholders and increasing common shareholder value over time.

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

Recent Developments

Impact of Coronavirus Pandemic

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. The virus has since spread to over 150 countries and every state in the United States. On March 11, 2020, the World Health Organization declared the outbreak a pandemic, and on March 13, 2020, the United States declared a national emergency. Most states and cities have reacted by instituting quarantines, restrictions on travel, “stay at home” rules and restrictions on the types of businesses that may continue to operate, as well as guidance in response to the pandemic and the need to contain it.

Effective April 6, 2020, the Governor of Missouri announced a stay at home order that was in effect until May 3, 2020. Pursuant to this order, non-essential businesses, such as Goedeker’s showroom, were forced to close. However, Goedeker’s call center and warehouse continued to operate. According to Missouri’s re-opening plan, retail stores, such as Goedeker’s showroom, may re-open effective May 4, 2020 but with limitations on the number of individuals allowed in the showroom. Goedeker has not yet determined when it may re-open. Since over 90% of Goedeker’s sales are completed online and its call center and warehouse and distribution operations continued to operate, the restrictions put in place have not yet had a negative impact on Goedeker’s operations.

In Iowa, where Neese is located, non-essential businesses in certain counties, include where Neese’s principal office is located, began re-opening on May 1, 2020, but non-essential businesses in other counties in Iowa remain closed and the pandemic has had a negative effect on business activity throughout Iowa.

We have taken steps to take care of our employees, including providing the ability for employees to work remotely and implementing strategies to support appropriate social distancing techniques for those employees who are not able to work remotely. We have also taken precautions with regard to employee, facility and office hygiene as well as implementing significant travel restrictions. We are also assessing our business continuity plans for all business units in the context of the pandemic. This is a rapidly evolving situation, and we will continue to monitor and mitigate developments affecting our workforce, our suppliers, our customers, and the public at large to the extent we are able to do so. We have and will continue to carefully review all rules, regulations, and orders and responding accordingly.

Goedeker is dependent upon suppliers to provide it with all of the products that it sells. The pandemic has impacted and may continue to impact suppliers and manufacturers of certain of its products. As a result, Goedeker has faced and may continue to face delays or difficulty sourcing certain products, which could negatively affect Goedeker’s business and financial results. Even if Goedeker is able to find alternate sources for such products, they may cost more, which could adversely impact Goedeker’s profitability and financial condition.

Neese is also dependent upon suppliers to provide it with all of the equipment and parts that it sells, and several have notified it of disruptions to their production and/or supply chain related to the pandemic. Any business disruption or failure of these suppliers to meet delivery requirements and commitments may cause delays in future shipments and potential lost or delayed revenue.

If the current pace of the pandemic cannot be slowed and the spread of the virus is not contained, our business operations could be further delayed or interrupted. We expect that government and health authorities may announce new or extend existing restrictions, which could require us to make further adjustments to our operations in order to comply with any such restrictions. We may also experience limitations in employee resources. In addition, our operations could be disrupted if any of our employees were suspected of having the virus, which could require quarantine of some or all such employees or closure of our facilities for disinfection. The duration of any business disruption cannot be reasonably estimated at this time but may materially affect our ability to operate our business and result in additional costs.

The extent to which the pandemic may impact our results will depend on future developments, which are highly uncertain and cannot be predicted as of the date of this report, including new information that may emerge concerning the severity of the pandemic and steps taken to contain the pandemic or treat its impact, among others. Nevertheless, the pandemic and the current financial, economic and capital markets environment, and future developments in the global supply chain and other areas present material uncertainty and risk with respect to our performance, financial condition, results of operations and cash flows.

PPP Loans

On April 9, 2020 and April 10, 2020, Goedeker and Neese received a $642,600 and $383,600, respectively, in Payroll Protection Program (“PPP”) loans from the United States Small Business Administration (“SBA”) under provisions of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”).  The PPP loans have two-year terms and bear interest at a rate of 1.0% per annum.  Monthly principal and interest payments are deferred for six months after the date of disbursement.  The PPP loans may be prepaid at any time prior to maturity with no prepayment penalties.  The PPP loans contain events of default and other provisions customary for loans of this type.  The PPP provides that the PPP loans may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act.  Goedeker and Neese intend to use the proceeds from the PPP loans for qualifying expenses and to apply for forgiveness of the PPP loans in accordance with the terms of the CARES Act.  The Company has classified the PPP loans as current liabilities pending SBA clarification of the final loan terms.

Leonite Conversion and Amendments

On May 4, 2020, Leonite (as defined below), converted $100,000 of the outstanding balance of the secured convertible promissory note described below into 100,000 common shares.

On May 11, 2020, 1847 (as defined below) and Leonite entered into a first amendment to secured convertible promissory note, pursuant to which the parties agreed (i) to extend the maturity date of the note to October 5, 2020, (ii) that 1847’s failure to repay the note on the original maturity date of April 5, 2020 shall not constitute and event of default under the note and (iii) to increase the principal amount of the note by $207,145, as a forbearance fee. Notwithstanding the foregoing, in the event that 1847 completes an offering of debt, equity, or closes on an asset sale (other than in the ordinary course of business), then 1847 agreed to promptly use the net proceeds of such offering to repay Leonite; provided that, in no event shall this requirement cause 1847 to default on any of its agreements and obligations that were outstanding at the time of the amendment.

Pursuant to the amendment, 1847 also agreed that, upon closing of its planned acquisition of Asien’s Appliance, Inc., Leonite shall be granted a 5% equity interest in such acquisition. In the event that 1847 does not consummate the acquisition, 1847 and Leonite agreed to negotiate in good faith to exchange such interest with another asset or other term of that would approximate the economic benefit that would have been derived by Leonite.

In connection with the amendment, the Company issued to Leonite a five-year warrant to purchase 200,000 common shares at an exercise price of $1.25 per share (subject to adjustment), which may be exercised on a cashless basis.

Management Fees

On April 15, 2013, the Company and the Manager entered into a management services agreement, pursuant to which the Company is required to pay the Manager a quarterly management fee equal to 0.5% of its adjusted net assets for services performed (the “Parent Management Fee”). The amount of the Parent Management Fee with respect to any fiscal quarter is (i) reduced by the aggregate amount of any management fees received by the Manager under any offsetting management services agreements with respect to such fiscal quarter, (ii) reduced (or increased) by the amount of any over-paid (or under-paid) Parent Management Fees received by (or owed to) the Manager as of the end of such fiscal quarter, and (iii) increased by the amount of any outstanding accrued and unpaid Parent Management Fees. The Company expensed $0 and $0 in Parent Management Fees for the three months ended March 31, 2020 and 2019, respectively.

1847 Neese entered into an offsetting management services agreement with the Manager on March 3, 2017 and Goedeker entered into an offsetting management services agreement with the Manager on April 5, 2019. Pursuant to the offsetting management services agreements, 1847 Neese appointed the Manager to provide certain services to it for a quarterly management fee equal to $62,500 and Goedeker appointed the Manager to provide certain services to it for a quarterly management fee equal to the greater of $62,500 or 2% of adjusted net assets (as defined in the management services agreement); provided, however, in each case that (i) pro rated payments shall be made in the first quarter and the last quarter of the term, (ii) if the aggregate amount of management fees paid or to be paid by 1847 Neese or Goedeker, together with all other management fees paid or to be paid by all other subsidiaries of the Company to the Manager, in each case, with respect to any fiscal year exceeds, or is expected to exceed, 9.5% of the Company’s gross income with respect to such fiscal year, then the management fee to be paid by 1847 Neese or Goedeker for any remaining fiscal quarters in such fiscal year shall be reduced, on a pro rata basis determined by reference to the management fees to be paid to the Manager by all of the subsidiaries of the Company, until the aggregate amount of the management fee paid or to be paid by 1847 Neese or Goedeker, together with all other management fees paid or to be paid by all other subsidiaries of the Company to the Manager, in each case, with respect to such fiscal year, does not exceed 9.5% of the Company’s gross income with respect to such fiscal year, and (iii) if the aggregate amount the management fee paid or to be paid by 1847 Neese or Goedeker, together with all other management fees paid or to be paid by all other subsidiaries of the Company to the Manager, in each case, with respect to any fiscal quarter exceeds, or is expected to exceed, the Parent Management Fee with respect to such fiscal quarter, then the management fee to be paid by 1847 Neese or Goedeker for such fiscal quarter shall be reduced, on a pro rata basis, until the aggregate amount of the management fee paid or to be paid by 1847 Neese or Goedeker, together with all other management fees paid or to be paid by all other subsidiaries of the Company to the Manager, in each case, with respect to such fiscal quarter, does not exceed the Parent Management Fee calculated and payable with respect to such fiscal quarter.

Each of 1847 Neese and Goedeker shall also reimburse the Manager for all of its costs and expenses which are specifically approved by its board of directors, including all out-of-pocket costs and expenses, which are actually incurred by the Manager or its affiliates on behalf of 1847 Neese or Goedeker in connection with performing services under the offsetting management services agreements.

Goedeker expensed $62,500 in management fees for the three months ended March 31, 2020. Payment of the management fee is subordinated to the payment of interest on the 9% subordinated promissory note described below, such that no payment of the management fee may be made if Goedeker is in default under the note with regard to interest payments and, for the avoidance of doubt, such payment of the management fee will be contingent on Goedeker being in good standing on all associated loan covenants. In addition, during the period that that any amounts are owed under the 9% subordinated promissory note or the earn out payments, the annual management fee shall be capped at $250,000. The rights of the Manager to receive payments under the offsetting management services agreement with Goedeker are also subordinate to the rights of Burnley and SBCC (each as defined below) under separate subordination agreements that the Manager entered into with Burnley and SBCC on April 5, 2019. Accordingly, $126,153 due from Goedeker to the Manager is classified as an accrued liability as of March 31, 2020.

1847 Neese expensed $62,500 in management fees for the three months ended March 31, 2020 and 2019. Under terms of the term loan from Home State Bank described below, no fees may be paid to the Manager without permission of the bank, which the Manager does not expect to be granted within the forthcoming year. Accordingly, $513,308 due from 1847 Neese to the Manager is classified as a long-term accrued liability as of March 31, 2020.

On a consolidated basis, we expensed total management fees of $125,000 and $62,500 for the three months ended March 31, 2020 and 2019, respectively, and $639,461 due to the Manager is classified as an accrued liability as of March 31, 2020.

Segments

We have two reportable segments: the retail and appliances segment and the land management services segment. Additionally, unallocated shared-service costs, which include various corporate level expenses and other governance functions, are presented as corporate services.

The retail and appliances segment, operated by Goedeker, is comprised of a retail store and an e-commerce destination for home furnishings, including appliances, furniture, home goods and related products.

The land management services segment, operated by Neese, is comprised of professional services for waste disposal and a variety of agricultural services, wholesaling of agricultural equipment and parts, local trucking services, various shop services, and sales of other products and services.

Results of Operations

Comparison of Three Months Ended March 31, 2020 and 2019

The following table sets forth key components of our results of operations during the three months ended March 31, 2020 and 2019, both in dollars and as a percentage of our revenue.

	March 31, 2020		March 31, 2019
	Amount	% of Revenues	Amount	% of Revenues
Revenues
Services	$446,099	4.3%	$575,397	70.8%
Sales of parts and equipment	288,071	2.8%	236,974	29.2%
Furniture and appliances	9,677,178	92.9%	-	-
Total revenues	10,411,348	100.0%	812,371	100.0%
Operating expenses
Cost of sales	8,366,438	80.4%	213,750	26.3%
Personnel costs	1,764,450	16.9%	457,197	56.3%
Depreciation and amortization	403,236	3.9%	338,822	41.7%
Fuel	103,764	1.0%	188,377	23.2%
General and administrative	1,847,789	17.7%	375,735	46.3%
Total operating expenses	12,485,677	119.9%	1,573,881	193.7%
Net loss from operations	(2,074,329)	(19.9)%	(761,510)	(93.7)%
Other income (expense)
Financing costs and loss on early extinguishment of debt	(202,782)	(1.9)%	(8,100)	(1.0)%
Interest expense	(333,554)	(3.2)%	(144,292)	(17.8)%
Other income (expense)	2,383	-	-	-
Gain (loss) on sale of property and equipment	-	-	24,224	3.0%
Total other income (expense)	(533,953)	(5.1)%	(128,168)	(15.8)%
Net loss before income taxes	(2,608,282)	(25.1)%	(889,678)	(109.5)%
Income tax benefit	497,800	4.8%	254,419	31.3%
Net loss before non-controlling interests	(2,110,482)	(20.3)%	(635,259)	(78.2)%
Less net loss attributable to non-controlling interests	(738,185)	(3.7)%	(266,680)	(32.8)%
Net loss attributable to company shareholders	$(1,372,297)	(13.2)%	$(368,579)	(45.4)%

Total revenues. Our total revenues were $10,411,348 for the three months ended March 31, 2020, including $9,677,178 from our new retail and appliances segment, as compared to $812,371 for the three months ended March 31, 2019.

The retail and appliances segment generates revenue through the sales of home furnishings, including appliances, furniture, home goods and related products. The following table summarizes our revenues by sales type for the three months ended March 31, 2020:

Three Months Ended March 31, 2020
Appliance sales	$8,128,777
Furniture sales	1,382,365
Other sales	166,036
Total revenues	$9,677,178

The land management services segment generates revenue through the provision of waste disposal and a variety of land application services, wholesaling of agricultural equipment and parts, local trucking services, various shop services, and sales of other products and services. Revenues from the land management segment decreased by $78,201, or 9.6%, to $734,170 for the three months ended March 31, 2020 from $812,371 for the three months ended March 31, 2019. Such decrease resulted from a $129,298 decrease in services revenue, offset by a $51,097 increase in sales of parts and equipment. The decrease in services revenue was primarily due to a $131,709 decline in trucking revenue primarily attributable to decline in revenue from one customer in 2020 compared to 2019. The following table summarizes our revenues by type for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Services
Trucking	$240,763	$372,472
Waste hauling	117,130	104,329
Repairs	60,684	52,928
Other	27,522	45,668
Total services	446,099	575,397
Sales of parts and equipment	288,071	236,974
Total revenues	$734,170	$812,371

Cost of sales. Cost of sales for the retail and appliances segment consist of the cost of purchased merchandise plus the cost of delivering merchandise and where applicable installation, net of promotional rebates and other incentives received from vendors. Cost of sales for the land management services segment consist of the direct costs of our equipment and parts. Our total cost of sales was $8,366,438 for the three months ended March 31, 2020, including $8,111,170 from our new retail and appliances segment, as compared to $213,750 for the three months ended March 31, 2019.

Cost of sales for the land management services segment increased by $41,518, or 19.4%, to $255,268 for the three months ended March 31, 2020 from $213,750 for the three months ended March 31, 2019. As a percentage of land management services revenues, cost of sales was 34.8% and 26.3% for the three months ended March 31, 2020 and 2019, respectively. Such increase was due to the change in revenue mix, with sales of parts and equipment, which have higher associated costs, accounting for a larger portion of revenues during the 2019 period.

Personnel costs. Personnel costs include employee salaries and bonuses plus related payroll taxes. It also includes health insurance premiums, 401(k) contributions, and training costs. Our personnel costs were $1,764,450 for the three months ended March 31, 2020, including $1,311,483 from our new retail and appliances segment, as compared to $457,197 for the three months ended March 31, 2019.

Personnel costs for the land management services segment decreased by $4,230, or 0.9%, to $452,967 for the three months ended March 31, 2020 from $457,197 for the three months ended March 31, 2019.

Fuel costs. Fuel costs, which are attributable to our land management services segment, include fuel for our on-road trucking and off-road manure spreading services. Our fuel costs decreased by $84,613, or 44.9%, to $103,764 for the three months ended March 31, 2020 from $188,377 for the three months ended March 31, 2019. The decrease in fuel costs is the result of a decline in market prices for fuel purchases and the decline in trucking and waste hauling revenue.

General and administrative expenses. Our general and administrative expenses consist primarily of professional advisor fees, bad debts reserve, rent expense, advertising, bank fees, and other expenses incurred in connection with general operations. Our total general and administrative expenses increased by $1,472,054, or 391.8%, to $1,847,789 for the three months ended March 31, 2020, including $1,477,815 from our new retail and appliances segment, from $375,735 for the three months ended March 31, 2019.

General and administrative expenses for the land management services segment decreased by $4,751, or 1.4%, to $330,689 for the three months ended March 31, 2020 from $335,440 for the three months ended March 31, 2019. The decrease primarily resulted from a decrease in equipment repairs of $4,818. As a percentage of land management services revenue, general and administrative expenses for the land management services segment amounted to 45.0% and 41.3% for the three months ended March 31, 2020 and 2019, respectively.

General and administrative expenses for our holding company decreased by $1,010, or 2.5%, to $39,285 for the three months ended March 31, 2020, from $40,295 for the three months ended March 31, 2019. The decrease was due to a decrease in professional fees compared to the prior year.

Total other income (expense). We had $533,953 in total other expense, net, for the three months ended March 31, 2020, as compared to other expense, net, of $128,168 for the three months ended March 31, 2019. Other expense in the three months ended March 31, 2020 consisted primarily of interest expense of $333,554 and amortization of financing costs of $202,782, while other expense for the three months ended March 31, 2019 consisted of interest expense of $144,292 and financing costs and loss on early extinguishment of debt $8,100, offset by a gain on sale of property and equipment of $24,224.

Net loss attributable to company shareholders. As a result of the cumulative effect of the factors described above, our net loss attributable to our shareholders increased by $1,003,718, or 272.3%, to $1,372,297 for the three months ended March 31, 2020 from $368,579 for the three months ended March 31, 2019.

Liquidity and Capital Resources

As of March 31, 2020, we had cash and cash equivalents of $302,417. To date, we have financed our operations primarily through cash proceeds from financing activities, borrowings and equity contributions by our shareholders.

Although we do not believe that we will require additional cash to continue our operations over the next twelve months (i.e., we do not believe that there is a going concern issue), we do believe additional funds are required to execute our business plan and our strategy of acquiring additional businesses. The funds required to execute our business plan will depend on the size, capital structure and purchase price consideration that the seller of a target business deems acceptable in a given transaction. The amount of funds needed to execute our business plan also depends on what portion of the purchase price of a target business the seller of that business is willing to take in the form of seller notes or our equity or in one of our subsidiaries. Given these factors, we believe that the amount of outside additional capital necessary to execute our business plan on the low end (assuming target company sellers accept a significant portion of the purchase price in the form of seller notes or our equity or in one of our subsidiaries) ranges between $100,000 to $250,000. If, and to the extent, that sellers are unwilling to accept a significant portion of the purchase price in seller notes and equity, then the cash required to execute our business plan could be as much as $5,000,000. We will seek growth as funds become available from cash flow, borrowings, additional capital raised privately or publicly, or seller retained financing.

Our primary use of funds will be for future acquisitions, public company expenses including regular distributions to our shareholders, investments in future acquisitions, payments to the Manager pursuant to the management services agreement, potential payment of profit allocation to the Manager and potential put price to the Manager in respect of the allocation shares it owns. The management fee, expenses, potential profit allocation and potential put price are paid before distributions to shareholders and may be significant and exceed the funds we hold, which may require us to dispose of assets or incur debt to fund such expenditures. See Item 1. “Business—Our Manager” included in our Annual Report on Form 10-K for the year ended December 31, 2019 for more information concerning the management fee, the profit allocation and put price.

At March 31, 2020, Goedeker did not meet certain loan covenants under the loan and security agreements with Burnley Capital LLC and Small Business Community Capital II, L.P. The agreements require compliance with the following ratios as a percentage of earnings before interest, taxes, depreciation, and amortization for the twelve-month period ended March 31, 2020. The table below shows the required ratio and actual ratio for such period.

Covenant	Actual Ratio	Required Ratio
Total debt ratio	(2.6)x	4.0x
Senior debt ratio	(0.7)x	1.5x
Interest coverage ratio	(0.9)x	1.0x

In addition, Goedeker was not in compliance with a requirement with respect to the liquidity ratio, which is the ratio of cash and available borrowings to customer deposits. At March 31, 2020, the actual ratio was 0.10x compared to a requirement of 0.35x.

Accordingly, Goedeker is in technical, not payment default, on these loan and security agreements and we have classified such debt as a current liability. We have developed plans that will return us to full compliance, including a proposed underwritten public offering of Goedeker’s common stock, the proceeds of which would be used to repay these two loans. Goedeker filed a registration statement on Form S-1 relating to this offering on April 22, 2020. In addition, we have taken the following two steps that we believe will positively impact our retail and appliance business:

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

The amount of management fee paid to the Manager by us is reduced by the aggregate amount of any offsetting management fees, if any, received by the Manager from any of our businesses. As a result, the management fee paid to the Manager may fluctuate from quarter to quarter. The amount of management fee paid to the Manager may represent a significant cash obligation. In this respect, the payment of the management fee will reduce the amount of cash available for distribution to shareholders.

The Manager, as holder of 100% of our allocation shares, is entitled to receive a twenty percent (20%) profit allocation as a form of preferred equity distribution, subject to an annual hurdle rate of eight percent (8%), as follows. Upon the sale of a company subsidiary, the Manager will be paid a profit allocation if the sum of (i) the excess of the gain on the sale of such subsidiary over a high water mark plus (ii) the subsidiary’s net income since its acquisition by the Company exceeds the 8% hurdle rate. The 8% hurdle rate is the product of (i) a 2% rate per quarter, multiplied by (ii) the number of quarters such subsidiary was held by the Company, multiplied by (iii) the subsidiary’s average share (determined based on gross assets, generally) of our consolidated net equity (determined according to GAAP with certain adjustments). In certain circumstances, after a subsidiary has been held for at least 5 years, the Manager may also trigger a profit allocation with respect to such subsidiary (determined based solely on the subsidiary’s net income since its acquisition). The amount of profit allocation may represent a significant cash payment and is senior in right to payments of distributions to our shareholders. Therefore, the amount of profit allocation paid, when paid, will reduce the amount of cash available to us for our operating and investing activities, including future acquisitions. See Item 1. “Business—Our Manager—Our Manager as an Equity Holder—Manager’s Profit Allocation” included in our Annual Report on Form 10-K for the year ended December 31, 2019 for more information on the calculation of the profit allocation.

Our operating agreement also contains a supplemental put provision, which gives the Manager the right, subject to certain conditions, to cause us to purchase the allocation shares then owned by the Manager upon termination of the management services agreement. The amount of put price under the supplemental put provision is determined by assuming all of our subsidiaries are sold at that time for their fair market value and then calculating the amount of profit allocation would be payable in such a case. If the management services agreement is terminated for any reason other than the Manager’s resignation, the payment to the Manager could be as much as twice the amount of such hypothetical profit allocation. As is the case with profit allocation, the calculation of the put price is complex and based on many factors that cannot be predicted with any certainty at this time. See Item 1. “Business—Our Manager—Our Manager as an Equity Holder—Supplemental Put Provision” included in our Annual Report on Form 10-K for the year ended December 31, 2019 for more information on the calculation of the put price. The put price obligation, if the Manager exercises its put right, will represent a significant cash payment and is senior in right to payments of distributions to our shareholders. Therefore, the amount of put price will reduce the amount of cash available to us for our operating and investing activities, including future acquisitions.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the period indicated:

Cash Flow

	Three Months Ended March 31,
	2020	2019
Net cash provided by (used in) operating activities	$1,236,777	$(4,033)
Net cash (used in) provided by investing activities	(19,758)	29,454
Net cash used in financing activities	(1,153,362)	(263,077)
Net decrease in cash and cash equivalents	63,657	(237,656)
Cash and cash equivalents at beginning of period	238,760	333,880
Cash and cash equivalent at end of period	$302,417	$96,224

Net cash provided by operating activities was $1,236,777 for the three months ended March 31, 2020, as compared to net cash used in operating activities of $4,033 for the three months ended March 31, 2019. For the three months ended March 31, 2020, the net loss of $2,110,482 and deferred taxes and uncertain tax position of $497,800, offset by depreciation and amortization of $403,236, amortization of financing costs of $202,782, a decrease in accounts receivable of $727,985, a decrease in inventory of $215,760, a decrease in prepaids and other assets of $167,977, an increase in accounts payable and accrued expenses of $727,041, an increase in customer deposits of $1,270,489, were the primary drivers of the net cash used in operating activities. For the three months ended March 31, 2019, the net loss of $635,259 and deferred taxes and uncertain tax position of $254,400, offset by depreciation and amortization of $338,822, an increase in accounts receivable of $331,332, an increase in accounts payable and accrued expenses of $181,150 and an increase in prepaid expenses and other assets of $92,149, were the primary drivers of the net cash used in operating activities.

Net cash used in investing activities was $19,758 for the three months ended March 31, 2020, as compared to net cash provided by investing activities of $29,454 for the three months ended March 31, 2019. For the three months ended March 31, 2020, net cash used in investing activities consisted of the purchase of equipment of $19,758, while net cash provided by investing activities for the three months ended March 31, 2019 consisted of proceeds from the sale of property and equipment of $39,750, offset by the purchase of equipment of $10,296.

Net cash used in financing activities was $1,153,362 for the three months ended March 31, 2020, as compared to $263,077 for the three months ended March 31, 2019. For the three months ended March 31, 2020, net cash used in financing activities consisted of repayment of notes payable of $392,337, net repayments of the lines of credit of $681,401 and repayment of the financing lease of $79,624, while net cash used in financing activities for the three months ended March 31, 2019 consisted of repayments of notes payable of $263,832 and repayment of financing lease of $54,638, offset by proceeds from related note payable of $28,393.

Grid Promissory Note

On January 3, 2018, the Company issued a grid promissory note to the Manager in the initial principal amount of $50,000. The note provides that the Company may from time to time request additional advances from the Manager up to an aggregate additional amount of $100,000, which will be added to the note if the Manager, in its sole discretion, so provides. Interest shall accrue on the unpaid portion of the principal amount and the unpaid portion of all advances outstanding at a fixed rate of 8% per annum, and along with the outstanding portion of the principal amount and the outstanding portion of all advances, shall be payable in one lump sum due on the maturity date, January 3, 2021. If all or a portion of the principal amount or any advance under the note, or any interest payable thereon is not paid when due (whether at the stated maturity, by acceleration or otherwise), such overdue amount shall bear interest at a rate of 12% per annum. In the event the Company completes a financing involving at least $500,000, the Company must, contemporaneously with the closing of such financing transaction, repay the entire outstanding principal and accrued and unpaid interest on the note. The note is unsecured and contains customary events of default. As of March 31, 2020, the Manager has advanced $119,400 of the promissory note and the Company has accrued interest of $19,530.

Revolving Loan – Northpoint

On June 24, 2019, Goedeker, as borrower, entered into a loan and security agreement with Northpoint Commercial Finance LLC (“Northpoint”), which was amended on August 2, 2019, for revolving loans up to an aggregate maximum loan amount of $1,000,000 for the acquisition, financing or refinancing by Goedeker of inventory at an interest rate of LIBOR plus 7.99%. The balance of the line of credit amounts to $169,712 as of March 31, 2020.

The loan and security agreement contains customary events of default, representations, warranties and affirmative and negative financial and other covenants for a loan of this type. The loans are secured by a security interest in all of the inventory of Goedeker that is manufactured or sold by vendors identified in the loan and security agreement and are guaranteed by 1847 Goedeker.

Revolving Loan - Burnley

On April 5, 2019, Goedeker, as borrower, and 1847 Goedeker entered into a loan and security agreement with Burnley Capital LLC (“Burnley”) for revolving loans in an aggregate principal amount that will not exceed the lesser of (i) the borrowing base or (ii) $1,500,000 (provided that such amount may be increased to $3,000,000 in Burnley’s sole discretion) minus reserves established Burnley at any time in accordance with the loan and security agreement. The “borrowing base” means an amount equal to the sum of the following: (i) the product of 85% multiplied by the liquidation value of Goedeker’s inventory (net of all liquidation costs) identified in the most recent inventory appraisal by an appraiser acceptable to Burnley (ii) multiplied by Goedeker’s eligible inventory (as defined in the loan and security agreement), valued at the lower of cost or market value, determined on a first-in-first-out basis. In connection with the closing of the acquisition of Goedeker Television’s business on April 5, 2019, Goedeker borrowed $744,000 under the loan and security agreement and issued a revolving note to Burnley in the principal amount of up to $1,500,000. There is no available borrowing base and the balance of the line of credit amounts to $409,642 as of March 31, 2020, comprised of principal of $488,309 and net of unamortized debt discount of $78,667.

The revolving note matures on April 5, 2022, provided that at Burnley’s sole and absolute discretion, it may agree to extend the maturity date for two successive terms of one year each. The revolving note bears interest at a per annum rate equal to the greater of (i) the LIBOR Rate (as defined in the loan and security agreement) plus 6.00% or (ii) 8.50%; provided that upon an event of default all loans, all past due interest and all fees shall bear interest at a per annum rate equal to the foregoing rate plus 3.00%.

The loan and security agreement contains customary events of default, representations, warranties and affirmative and negative financial and other covenants for a loan of this type. The revolving note is secured by a first priority security interest in all of the assets of Goedeker and 1847 Goedeker and is guaranteed by the Company. The rights of Burnley to receive payments under the revolving note are subordinate to the rights of Northpoint under a subordination agreement that Burnley entered into with Northpoint.

As noted above, Goedeker is in technical, not payment default, on this loan and security agreement and has classified such debt as a current liability.

Term Loan - SBCC

On April 5, 2019, Goedeker, as borrower, and 1847 Goedeker entered into a loan and security agreement with Small Business Community Capital II, L.P. (“SBCC”) for a term loan in the principal amount of $1,500,000, pursuant to which Goedeker issued to SBCC a term note in the principal amount of up to $1,500,000 and a ten-year warrant to purchase shares of the most senior capital stock of Goedeker equal to 5.0% of the outstanding equity securities of Goedeker on a fully-diluted basis for an aggregate price equal to $100. The Company classified the warrant as a derivative liability on the balance sheet of $122,344 and subject to remeasurement on every reporting period. The balance of the note amounts to $940,124 as of March 31, 2020, comprised of principal of $1,218,750, capitalized PIK interest of $27,473, and net of unamortized debt discount of $133,500 and unamortized warrant feature of $172,599.

The term note matures on April 5, 2023 and bears interest at the sum of the cash interest rate (defined as 11% per annum) plus the Paid-in-Kind interest rate (defined as 2% per annum); provided that upon an event of default all principal, past due interest and all fees shall bear interest at a per annum rate equal to the cash interest rate and the Paid-in-Kind interest rate, in each case plus 3.00%.

The loan and security agreement contains customary events of default, representations, warranties and affirmative and negative financial and other covenants for a loan of this type. The term note is secured by a second priority security interest (subordinate to the revolving loan) in all of the assets of Goedeker and 1847 Goedeker and is guaranteed by the Company. The rights of SBCC to receive payments under the term note are subordinate to the rights of Northpoint and Burnley under separate subordination agreements that SBCC entered into with them.

As noted above, Goedeker is in technical, not payment default, on this loan and security agreement and has classified such debt as a current liability.

Term Loan - Home State Bank

On June 13, 2018, Neese entered into a term loan agreement with Home State Bank, pursuant to which Neese issued a promissory note to Home State Bank in the principal amount of $3,654,074 with an annual interest rate of 6.85% with covenants to maintain a minimum debt coverage ratio of 1.00 to 1.25 measured at December 31, 2019. Neese did not comply with this covenant for the year ended December 31, 2019. Accordingly, because of the violation of this covenant and because the loan matures July 20, 2020, the loan is classified as a current liability in the balance sheet. Pursuant to the terms of the note, Neese will make semi-annual payments of $302,270 beginning on January 20, 2019 and continuing every six months thereafter until July 20, 2020, the maturity date; provided however, that Neese will pay the note in full immediately upon demand by Home State Bank. The balance of the note amounts to $3,000,779 as of March 31, 2020, comprised of principal of $3,005,867 and net of unamortized debt discount of $5,088.

The loan agreement contains customary events of default, representations and warranties and covenants. Upon an event of default, the interest rate on the note will be increased by 3 percentage points. However, in no event will the interest rate exceed the maximum interest rate limitations under applicable law.

The loan is secured by inventory, accounts receivable, and certain fixed assets of Neese. If the Company sells property, plant, and equipment securing the loan, it must remit the appraised value of the equipment to Home State Bank. During the three months ended March 31, 2020 and 2019, $159,607 and $21,500, respectively, was remitted to Home State Bank pursuant to this requirement.

Secured Convertible Promissory Note

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

The note carries an original issue discount of $64,286 to cover Leonite’s legal fees, accounting fees, due diligence fees and/or other transactional costs incurred in connection with the purchase of the note. Therefore, the purchase price of the note was $650,000. Furthermore, the Company issued 50,000 shares of common stock valued at $137,500 and a debt-discount related to the warrants valued at $292,673. The Company amortized $110,894 of financing costs related to the shares and warrants in the three months ended March 31, 2020. The remaining net balance of the note at March 31, 2020 is $710,286, comprised of principal of $714,288 and unamortized debt discount warrant feature of $3,998.

The note bears interest at the rate of the greater of (i) 12% per annum and (ii) the prime rate as set forth in the Wall Street Journal on April 5, 2019 plus 6.5% guaranteed over the holding period on the unconverted principal amount, on the terms set forth in the note. Any amount of principal or interest on the note which is not paid by the maturity date shall bear interest at the rate at the lesser of 24% per annum or the maximum legal amount permitted by law.

The note contains customary events of default, is convertible into our common shares and is secured first priority security interest with respect to the securities that we own in 1847 Goedeker and in 1847 Neese, and a third priority security interest with respect to all other assets. The rights of Leonite to receive payments under the note are subordinate to the rights of Northpoint, Burnley and SBCC under separate subordination agreements that Leonite entered into with them.

9% Subordinated Promissory Note

A portion of the purchase price for the acquisition of assets of Goedeker Television was paid by the issuance by Goedeker to Steve Goedeker, as representative of Goedeker Television, of a 9% subordinated promissory note in the principal amount of $4,100,000. The note will accrue interest at 9% per annum, amortized on a five-year straight-line basis and payable quarterly in accordance with the amortization schedule attached thereto, and mature on April 5, 2023. The remaining balance of the note at March 31, 2020 is $3,395,243, comprised of principal of $3,930,283 and the contingent note payable of $49,248, net of unamortized debt discount of $535,050.

The note is unsecured and contains customary events of default. The rights of the holder to receive payments under the note are subordinate to the rights of Northpoint, Burnley and SBCC under separate subordination agreements that the holder entered into with them.

10% Promissory Note

A portion of the purchase price for the acquisition of Neese was paid by the issuance of a promissory note in the principal amount of $1,025,000 by 1847 Neese and Neese to the sellers of Neese. The promissory note bears interest on the outstanding principal amount at the rate of ten percent (10%) per annum and was due and payable in full on March 3, 2018; provided, however, that the unpaid principal, and all accrued, but unpaid, interest thereon shall be prepaid if at any time, and from time to time, the cash on hand of 1847 Neese and Neese exceeds $250,000 and, then, the prepayment shall be equal to the amount of cash in excess of $200,000 until the unpaid principal and accrued, but unpaid, interest thereon is fully prepaid. The promissory note is unsecured and contains customary events of default.

The promissory note has not been repaid; thus, the Company is in default under this note. Under terms of the term loan with Home State Bank described above, this note may not be paid until the term loan is paid in full. The payees on the note agreed to the modification of its terms by signing the loan agreement for the Home State Bank term loan. Accordingly, the loan is shown as a long-term liability as of March 31, 2020. Additionally, the term loan lender limits the payment of interest on this note to $40,000 annually. The Company continues to accrue interest at the contract rate; however, given the limitations of the term loan, all accrued interest in excess of $40,000 is included in long-term accrued expenses.

Floor Plan Loans Payable

At March 31, 2020, $10,587 of machinery and equipment inventory was pledged to secure a floor plan loan from a commercial lender. The Company must remit proceeds from the sale of the secured inventory to the floor plan lender and pays a finance charge that can vary monthly at the option of the lender. The balance of the floor plan payable as of March 31, 2020 amounted to $10,587.

Master Lease Agreement

The cash portion of the purchase price for the acquisition of Neese was financed under a capital lease transaction for Neese’s equipment with Utica Leaseco, LLC (“Utica”), pursuant to a master lease agreement, dated March 3, 2017, between Utica, as lessor, and 1847 Neese and Neese, as co-lessees (collectively, the “Lessee”), which was amended on June 14, 2017. Under the master lease agreement, as amended, Utica loaned an aggregate of $3,240,000 for certain of Neese’s equipment listed therein, which it leases to the Lessee. A portion of the proceeds from the term loan from Home State Bank described above were applied to reduce the balance of this lease to $475,000. The lease is payable in 46 payments of $12,882 beginning July 3, 2018 and an end-of-term buyout of $38,000.

On October 31, 2017, the parties entered into a second equipment schedule to the master lease agreement, pursuant to which Utica loaned an aggregate of $980,000 for certain of Neese’s equipment listed therein. The term of the second equipment schedule is 51 months and agreed monthly payments are $25,807.

The remaining balance of the lease amounts to $557,848 as of March 31, 2020, comprised of principal of 751,066 and net of unamortized debt discount of $22,040, accrued payments on lien release of $249,784 and lease deposits of $38,807, offset by end of lease buyout payments of $117,413.

Total Debt

The following table shows aggregate figures for the total debt described above that is coming due in the short and long term as of March 31, 2020. See the above disclosures for more details regarding these loans.

	Short-Term		Long-Term		Total Debt
Grid Promissory Note	$119,400		$-		$119,400
Revolving Loan – Northpoint	169,712		-		169,712
Revolving Loan – Burnley	409,642		-		409,642
Term Loan - SBCC	1,062,467	(1)	-		1,062,467
Term Loan - Home State Bank	3,000,779		-		3,000,779
Secured Convertible Promissory Note – Leonite	710,288		-		710,288
9% Subordinated Promissory Note – Goedeker	1,261,428		2,133,815	(2)	3,395,243
10% Promissory Note – Neese	1,025,000		-		1,025,000
Floor Plan Loans Payable – Wells Fargo Commercial Distribution Finance	10,587		-		10,587
Master Lease Agreement – Utica	373,012		184,836		557,848
Total	$8,142,315		$2,318,651		$10,460,966

(1)	Includes warrant liability of $122,344

(2)	Includes contingent note payable of $49,248

Contractual Obligations

We have engaged the Manager to manage our day-to-day operations and affairs. Our relationship with the Manager will be governed principally by the following agreements:

●	the management services agreement and offsetting management services agreements relating to the management services the Manager will perform for us and the businesses we own and the management fee to be paid to the Manager in respect thereof; and

●	our company’s operating agreement setting forth the Manager’s rights with respect to the allocation shares it owns, including the right to receive profit allocations from us, and the supplemental put provision relating to the Manager’s right to cause us to purchase the allocation shares it owns.

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

Inventory

Inventory consists of finished products acquired for resale and is valued at the lower-of-cost-or-market with cost determined on a specific item basis for the Neese and of finished products acquired for resale and is valued at the low-of-cost-or-market with cost determined on an average item basis for Goedeker. The Company periodically evaluates the value of items in inventory and provides write-downs to inventory based on its estimate of market conditions. The Company estimated an obsolescence allowance of $425,000 at March 31, 2020 and December 31, 2019.

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

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, Derivatives and Hedging, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts, and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At March 31, 2020, the Company classified a warrant issued in conjunction with a term loan as a derivative instrument.

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

In June 2016, the FASB issued ASU 2016-13 Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2019. This pronouncement was amended under ASU 2019-10 to allow an extension on the adoption date for entities that qualify as a small reporting company. We have elected this extension and the effective date for us to adopt this standard will be for fiscal years beginning after December 15, 2022. We have not completed our assessment of the standard, but we do not expect the adoption to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2020. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which we are still in the process of remediating as of March 31, 2020, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 for the description of these weaknesses.

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

During its evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2020, our management identified the following material weaknesses:

●	We did not have appropriate policies and procedures in place to evaluate the proper accounting and disclosures of key documents and agreements.

●	We do not have adequate segregation of duties with our limited accounting personnel and rely upon outsourced accounting services.

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, our management has identified the steps necessary to address the material weaknesses, and in the first quarter of 2020, we continued to implement the following remedial procedures:

●

Once we raise additional funds, Robert D. Barry, CPA intends to resign as a director of our company and will become our Chief Financial Officer. Mr. Barry has more than 15 years of experience acting as chief financial officer of various companies and has significant GAAP and SEC reporting experience.

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

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during the first quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during three months ended March 31, 2020 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

We did not repurchase any of our common shares during the three months ended March 31, 2020.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the first quarter of fiscal 2020 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS.

Exhibit No.	Description of Exhibit
3.1	Certificate of Formation of 1847 Holdings LLC (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed on February 7, 2014)
3.2	Second Amended and Restated Operating Agreement of 1847 Holdings LLC, dated January 19, 2018 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 22, 2018)
10.1*	Stock Purchase Agreement, dated March 27, 2020, among 1847 Asien Inc., Asien’s Appliance, Inc., Joerg Christian Wilhelmsen and Susan Kay Wilhelmsen, as Trustees of the Wilhelmsen Family Trust, U/D/T dated May 1, 1992, and 1847 Holdings LLC
31.1*	Certifications of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2020	1847 HOLDINGS LLC

/s/ Ellery W. Roberts
Name: Ellery W. Roberts
Title: Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)