Form 10-Q
period 2020-06-30
1847 Holdings LLC
filed 2020-08-14
CIK 1599407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2020

or

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

As of August 14, 2020, there were 3,830,625 common shares of the registrant issued and outstanding.

1847 HOLDINGS LLC

Quarterly Report on Form 10-Q

 Period Ended June 30, 2020

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

i

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

1847 HOLDINGS LLC

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1847 HOLDINGS LLC

CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current Assets
Cash	$4,340,001	$238,760
Restricted cash	175,990	-
Accounts receivable, net	3,848,990	2,453,455
Vendor deposits	345,502	294,960
Inventories, net	3,587,157	1,615,432
Prepaid expenses and other current assets	1,154,862	1,123,486
TOTAL CURRENT ASSETS	13,452,502	5,726,093
Property and equipment, net	2,930,772	3,367,427
Operating lease right of use assets	2,326,865	2,565,835
Goodwill	7,083,144	4,998,182
Intangible assets, net	1,728,411	1,893,577
Deferred tax asset	1,802,256	635,503
Other assets	45,375	45,375
TOTAL ASSETS	$29,369,325	$19,231,992

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$7,311,489	$4,017,630
Floor plan payable	-	10,581
Current portion of operating lease liability	441,336	485,773
Advances, related party	184,678	181,333
Lines of credit	456,105	1,250,930
Note payable – related party	119,400	119,400
Notes payable – current portion	5,030,487	5,367,539
Warrant liability	2,250,000	122,344
Convertible promissory note – current portion	821,431	584,943
Factoring Agreement	410,374	-
Contract liabilities	12,431,608	4,164,296
Current portion of financing lease liability	388,023	358,584
TOTAL CURRENT LIABILITIES	29,844,931	16,663,353

Operating lease liability – long term, net of current portion	1,885,529	2,080,062
Notes payable – long term, net of current portion	4,972,230	3,256,469
Contingent note payable	49,248	49,248
Accrued expenses – long term, related party	1,132,884	905,780
Financing lease liability, net of current portion	90,021	275,874
TOTAL LIABILITIES	$37,974,843	$23,230,786
1847 HOLDINGS SHAREHOLDERS’ DEFICIT
Allocation shares, 1,000 shares issued and outstanding	1,000	1,000
Common Shares, 500,000,000 shares authorized, 3,780,625 and 3,165,625 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	3,780	3,165
Additional paid-in capital	2,638,496	442,014
Accumulated deficit	(9,317,042)	(4,402,043)
TOTAL 1847 HOLDINGS SHAREHOLDERS’ DEFICIT	(6,673,766)	(3,955,864)
NONCONTROLLING INTERESTS	(1,931,752)	(42,930)
TOTAL SHAREHOLDERS’ DEFICIT	(8,605,518)	(3,998,794)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$29,369,325	$19,231,992

The accompanying notes are an integral part of these consolidated financial statements

1847 HOLDINGS LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
REVENUES
Services	$766,927	$976,327	$1,213,026	$1,551,724
Sales of parts and equipment	316,976	615,836	605,047	852,810
Furniture and appliances revenue	16,471,014	10,616,050	26,148,192	10,616,050
TOTAL REVENUE	17,554,917	12,208,213	27,966,265	13,020,584

OPERATING EXPENSES
Cost of sales	13,882,672	9,331,976	22,249,110	9,545,726
Personnel costs	1,526,434	1,439,036	3,290,884	1,896,233
Depreciation and amortization	407,909	349,264	811,145	688,086
Fuel	82,435	171,888	186,199	360,265
General and administrative	3,115,893	1,710,935	4,963,682	2,086,670
TOTAL OPERATING EXPENSES	19,015,343	13,003,099	31,501,020	14,576,980
NET LOSS FROM OPERATIONS	(1,460,426)	(794,886)	(3,534,755)	(1,556,396)
OTHER INCOME (EXPENSE)
Financing costs	(111,178)	(167,406)	(313,960)	(175,506)
Loss on extinguishment of debt	(948,856)	-	(948,856)	-
Interest expense	(350,385)	(306,568)	(683,939)	(450,860)
Loss on acquisition receivable	(809,000)	-	(809,000)	-
Change in warrant liability	(2,127,656)	2,600	(2,127,656)	2,600
Other income (expense)	3,942	5,089	6,325	5,089
Gain (loss) on sale of property and equipment	37,767	-	37,767	24,224
TOTAL OTHER INCOME (EXPENSE)	(4,305,366)	(466,285)	(4,839,319)	(594,453)
NET LOSS BEFORE INCOME TAXES	(5,765,792)	(1,261,171)	(8,374,074)	(2,150,849)
INCOME TAX BENEFIT	(953,953)	(5,431)	(1,451,753)	(259,850)
NET LOSS BEFORE NON-CONTROLLING INTERESTS	(4,811,839)	(1,255,740)	(6,922,321)	(1,890,999)
LESS NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	(1,269,137)	(430,789)	(2,007,322)	(697,469)
NET LOSS ATTRIBUTABLE TO 1847 HOLDINGS SHAREHOLDERS	$(3,542,702)	$(824,951)	$(4,914,999)	$(1,193,530)

Net Loss Per Common Share: Basic and diluted	$(1.04)	$(0.26)	$(1.49)	$(0.38)
Weighted-average number of common shares outstanding: Basic and diluted	3,418,378	3,162,322	3,290,747	3,138,981

The accompanying notes are an integral part of these consolidated financial statements

1847 HOLDINGS LLC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

For the Three and Six Months Ended June 30, 2020

	Allocation	Common Shares		Additional Paid-In	Accumulated	Non- Controlling	Shareholders’
	Shares	Shares	Amount	Capital	Deficit	Interest	Deficit
BALANCE – January 1, 2020	$1,000	3,165,625	$3,165	$442,014	$(4,402,043)	$(42,930)	$(3,998,794)
Net loss	-	-	-	-	(1,372,297)	(738,185)	(2,110,482)
BALANCE – March 31, 2020	$1,000	3,165,625	$3,165	$442,014	$(5,774,340)	$(781,115)	$(6,109,276)
Common shares issued in connection with acquisition	-	415,000	415	1,037,085	-	-	1,037,500
Common shares issued for service	-	100,000	100	244,900	-	-	245,000
Common shares issued upon partial conversion of convertible note payable	-	100,000	100	274,900	-	-	275,000
Warrants issued in connection with convertible note payable	-	-	-	448,211	-	118,500	566,711
Stock compensation				191,386			191,386
Net loss	-	-	-	-	(3,542,702)	(1,269,137)	(4,811,839)
BALANCE – June 30, 2020	$1,000	3,780,625	$3,780	$2,638,496	$(9,317,042)	$(1,931,752)	$(8,605,518)

For the Three and Six Months Ended June 30, 2019

	Allocation	Common Shares		Additional Paid-In	Accumulated	Non- Controlling	Shareholders’
	Shares	Shares	Amount	Capital	Deficit	Interest	Deficit
BALANCE – January 1, 2019	$1,000	3,115,625	$3,115	$11,891	$(2,155,084)	$112,011	$(2,027,067)
Net loss	-	-	-	-	(368,579)	(266,680)	(635,259)
BALANCE – March 31, 2019	$1,000	3,115,625	$3,115	$11,891	$(2,523,663)	$(154,669)	$(2,662,326)
Common shares and warrants issued in connection with convertible note payable	-	50,000	50	430,123	-	-	430,173
Net loss	-	-	-	-	(824,951)	(430,789)	(1,255,740)
BALANCE – June 30, 2019	$1,000	3,165,625	$3,165	$442,014	$(3,348,614)	$(585,458)	$(3,487,893)

The accompanying notes are an integral part of these consolidated financial statements

1847 HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2020	2019
OPERATING ACTIVITIES
Net loss	$(6,922,321)	$(1,890,999)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on sale of property and equipment	(37,767)	(24,224)
Depreciation and amortization	811,145	688,086
Stock compensation	436,386	-
Loss on extinguishment of debt	948,856	-
Amortization of financing costs	208,837	106,736
Amortization of warrant feature of note payable	108,325	68,770
Amortization of original interest discount	46,212	16,205
Amortization of operating lease right-of-use assets	238,970	19,107
Changes in operating assets and liabilities:
Accounts receivable	(1,281,527)	(1,246,154)
Inventory	(514,236)	315,390
Prepaid expenses and other assets	10,050	57,716
Deposits	(50,542)
Accounts payable and accrued expenses	3,019,380	607,378
Operating lease liability	(238,970)	(19,107)
Customer deposits	5,861,609	1,107,639
Deferred taxes and uncertain tax position	(1,201,753)	(259,831)
Warrant liability	2,127,656	(2,600)
Due to related parties	3,345	3,150
Accrued expense long-term	227,104	-
Net cash provided by (used in) operating activities	3,800,759	(452,738)

INVESTING ACTIVITIES
Cash acquired in acquisition	1,268,285	1,285,214
Proceeds from the sale of property and equipment	31,500	39,750
Purchase of property and equipment	(46,004)	(14,876)
Net cash provided by investing activities	1,253,781	1,310,088

FINANCING ACTIVITIES
Proceeds (repayments) of short-term borrowings	1,026,200	(88,029)
Repayments of notes payable	(1,197,796)	(483,266)
Net borrowings from lines of credit	(443,270)	-
Repayment of financing lease	(162,443)	(302,099)
Net cash used in financing activities	(777,309)	(873,394)

NET CHANGE IN CASH	4,277,231	(16,044)

CASH
Beginning of period	238,760	333,880
End of period	$4,515,991	$317,836

The accompanying notes are an integral part of these consolidated financial statements

NOTE 1—ORGANIZATION AND NATURE OF BUSINESS

1847 Holdings LLC (the “Company”) was formed under the laws of the State of Delaware on January 22, 2013. The Company is in the business of acquiring small businesses in a variety of different industries.

On March 3, 2017, the Company’s wholly owned subsidiary 1847 Neese Inc., a Delaware corporation (“1847 Neese”), entered into a stock purchase agreement with Neese, Inc., an Iowa corporation (“Neese”), and Alan Neese and Katherine Neese, pursuant to which 1847 Neese acquired all of the issued and outstanding capital stock of Neese. As a result of this transaction, 1847 Neese owns 55% of 1847 Neese, with the remaining 45% held by the sellers.

On January 10, 2019, the Company established 1847 Goedeker Inc. (“Goedeker”) as a wholly owned subsidiary in the State of Delaware in connection with the proposed acquisition of assets from Goedeker Television Co., Inc., a Missouri corporation (“Goedeker Television”), described below. On March 20, 2019, the Company established 1847 Goedeker Holdco Inc. (“1847 Goedeker”) as a wholly owned subsidiary in the State of Delaware and subsequently transferred all of its shares in Goedeker to 1847 Goedeker, such that Goedeker became a wholly owned subsidiary of 1847 Goedeker.

On January 18, 2019, Goedeker entered into an asset purchase agreement with Goedeker Television and Steve Goedeker and Mike Goedeker, pursuant to which, on April 5, 2019, Goedeker acquired substantially all of the assets of Goedeker Television used in its retail appliance and furniture business (see Note 9). As a result of this transaction, the Company owns 70% of 1847 Goedeker, with the remaining 30% held by third parties, and 1847 Goedeker owns 100% of Goedeker.

On March 27, 2020, the Company and it’s wholly owned subsidiary 1847 Asien Inc., a Delaware corporation (“1847 Asien”), entered into a stock purchase agreement with Asien’s Appliance, Inc. (“Asien’s”) and Joerg Christian Wilhelmsen and Susan Kay Wilhelmsen, as trustees of the Wilhelmsen Family Trust, U/D/T Dated May 1, 1992, as amended, pursuant to which on May 28, 2020, 1847 Asien acquired all of the issued and outstanding stock of Asien’s (see Note 9). As a result of this transaction, the Company owns 95% of 1847 Asien, with the remaining 5% held by a third party, and 1847 Asien owns 100% of Asien’s.

The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries, 1847 Neese, Neese, 1847 Goedeker, Goedeker, 1847 Asien and Asien’s. All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared without audit in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and are presented in US dollars.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ended December 31, 2020.

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

The Retail and Appliances Segment is comprised of a retail store and an e-commerce destination for home furnishings, including appliances, furniture, home goods and related products, based in St. Louis, Missouri. In May 2020, the Company’s acquisition located in Santa Rosa, California, provides a wide variety of appliance services including sales, delivery, installation, service and repair, extended warranties, and financing to the North Bay area.

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

Reclassifications

Certain Statements of Operations reclassifications have been made in the presentation of the Company’s prior financial statements and accompanying notes to conform to the presentation as of and for the three and six months ended June 30, 2020. The Company reclassified certain operating expense accounts in the Consolidated Statement of Operations. The reclassification had no impact on financial position, net income, or shareholder’s equity.

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

Retail and Appliances Segment

Goedeker

Goedeker collects the full sales price from the customer at the time the order is placed. Goedeker does not incur incremental costs obtaining purchase orders from customers, however, if it did, because all of Goedeker’s contracts are less than a year in duration, any contract costs incurred would be expensed rather than capitalized.

The revenue that Goedeker recognizes arises from orders it receives from its customers. Goedeker’s performance obligations under the customer orders correspond to each sale of merchandise that it makes to customers under the purchase orders; as a result, each purchase order generally contains only one performance obligation based on the merchandise sale to be completed.

Control of the delivery transfers to customers when the customer can direct the use of, and obtain substantially all the benefits from, Goedeker’s products, which generally occurs when the customer assumes the risk of loss. The risk of loss shifts to the customer at different times depending on the method of delivery. Goedeker delivers products to its customers in three possible ways. The first way is through a shipment of the products through a third-party carrier from Goedeker’s warehouse to the customer (a “Company Shipment”). The second way is through a shipment of the products through a third-party carrier from a warehouse other than Goedeker’s warehouse to the customer (a “Drop Shipment”) and the third way is where Goedeker itself delivers the products to the customer and often also installs the product (a “Local Delivery”). In the case of a Local Delivery, Goedeker loads the product on to its own truck and delivers and installs the product at the customer’s location. When a product is delivered through a Local Delivery, risk of loss passes to the customer at the time of installation and revenue is recognized upon installation at the customer’s location. In the case of a Company Shipment and a Drop Shipment, the delivery to the customer is made free on board, or FOB, shipping point (whether from Goedeker’s warehouse or a third party’s warehouse). Therefore, risk of loss and title transfers to the customer once the products are shipped (i.e., leaves the Goedeker’s warehouse or a third-party’s warehouse). After shipment and prior to delivery, the customer is able to redirect the product to a different destination, which demonstrates the customer’s control over the product once shipped. Once the risk of loss has shifted to the customer, Goedeker has satisfied its performance obligation and recognizes revenue.

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

If Goedeker continued to apply legacy revenue recognition guidance for the three and six months ended June 30, 2020 and 2019, revenues, gross margin, and net loss would not have changed.

Cost of revenue includes the cost of purchased merchandise plus the cost of shipping merchandise and where applicable installation, net of promotional rebates and other incentives received from vendors.

Substantially all Goedeker’s sales are to individual retail consumers.

Shipping and Handling ‒ Goedeker bills its customers for shipping and handling charges, which are included in net sales for the applicable period, and the corresponding shipping and handling expense is reported in cost of sales.

Disaggregated Revenue ‒ Goedeker disaggregates revenue from contracts with customers by contract type, as it believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Asien’s

Asien’s collects 100% of the payment for special-order models including tax, and 50% of the payment for non-special orders from the customer at the time the order is placed. Asien’s does not incur incremental costs obtaining purchase orders from customers; however, if Asien’s did, because all Asien’s contracts are less than a year in duration, any contract costs incurred would be expensed rather than capitalized.

Performance Obligations – The revenue that Asien’s recognizes arises from orders it receives from customers. Asien’s performance obligations under the customer orders correspond to each sale of merchandise that it makes to customers under the purchase orders; as a result, each purchase order generally contains only one performance obligation based on the merchandise sale to be completed. Control of the delivery transfers to customers when the customer can direct the use of, and obtain substantially all the benefits from, Asien’s products, which generally occurs when the customer assumes the risk of loss. The transfer of control generally occurs at the point of pickup, shipment, or installation. Once this occurs, Asien’s has satisfied its performance obligation and Asien’s recognizes revenue.

Transaction Price ‒ Asien’s agrees with customers on the selling price of each transaction. This transaction price is generally based on the agreed upon sales price. In Asien’s contracts with customers, it allocates the entire transaction price to the sales price, which is the basis for the determination of the relative standalone selling price allocated to each performance obligation. Any sales tax that Asien’s collects concurrently with revenue-producing activities are excluded from revenue.

Cost of revenue includes the cost of purchased merchandise plus freight and any applicable delivery charges from the vendor to the company. Substantially all Asien’s sales are to individual retail consumers (homeowners), builders and designers. The large majority of customers are homeowners and their contractors, with the homeowner being key in the final decisions. The Company has a diverse customer base with no one client accounting for more than 5% of total revenue.

Goedeker’s and Asien’s disaggregated revenue by sales type for the three and six months ended June 30, 2020 and 2019 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Appliance sales	$13,188,035	$8,759,916	$21,316,809	$8,759,916
Furniture sales	2,944,013	1,702,284	4,326,378	1,702,284
Other sales	338,966	153,850	505,005	153,850
Total revenue	$16,471,014	$10,616,050	$26,148,192	$10,616,050

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

If Neese continued to apply legacy revenue recognition guidance for the three and six months ended June 30, 2020, revenues, gross margin, and net loss would not have changed.

Substantially all of Neese’s sales are to businesses, including farmers or municipalities and very little to individuals.

Disaggregated Revenue ‒ Neese disaggregates revenue from contracts with customers by contract type, as it believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Neese’s disaggregated revenue by sales type for the three and six months ended June 30, 2020 and 2019 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Services
Trucking	$278,734	$511,369	$519,497	$883,841
Waste hauling	321,919	272,028	439,049	376,357
Repairs	45,609	84,679	106,293	137,607
Other	120,665	108,250	148,187	153,919
Total services	766,927	976,326	1,213,026	1,551,724
Sales of parts and equipment	316,976	615,836	605,047	852,810
Total revenue	$1,083,903	$1,592,162	$1,818,073	$2,404,534

Performance Obligations ‒ Performance obligations for the different types of services are discussed below:

●	Trucking ‒ Revenues for time and material contracts are recognized when the merchandise or commodity is delivered to the destination specified in the agreement with the customer.

●	Waste Hauling and pumping ‒ Revenues for waste hauling and pumping is recognized when the hauling, pumping, and spreading are complete.

●	Repairs ‒ Revenues for repairs are recognized upon completion of equipment serviced.

●	Sales of parts and equipment ‒ Revenues for the sale of parts and equipment are recognized upon the transfer and acceptance by the customer.

Accounts Receivable, Net ‒ Accounts receivable, net, are amounts due from customers where there is an unconditional right to consideration. Unbilled receivables of $0 and $121,989 are included in this balance at June 30, 2020 and December 31, 2019, respectively. The payment of consideration related to these unbilled receivables is subject only to the passage of time.

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

Neese determined that an allowance for loss of $14,614 and $29,001 was required at June 30, 2020 and December 31, 2019, respectively.

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

Inventory

Inventory consists of finished products acquired for resale and is valued at the lower-of-cost-or-market with cost determined on a specific item basis for the Neese and of finished products acquired for resale and is valued at the low-of-cost-or-market with cost determined on an average item basis for Goedeker. For Asien’s, inventory mainly consists of appliances that are acquired for resale and is valued at the average cost determined on a specific item basis. Inventory also consists of parts that are used in service and repairs and may or may not be charged to the customer depending on warranty and contractual relationship The Company periodically evaluates the value of items in inventory and provides write-downs to inventory based on its estimate of market conditions. The Company estimated an obsolescence allowance of $463,687 and $425,000 at June 30, 2020 and December 31, 2019, respectively.

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

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, Derivatives and Hedging, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts, and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At June 30, 2020, the Company classified a warrant issued in conjunction with a term loan as a derivative instrument (see Note 11).

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

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation-Stock Compensation. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued and are recognized over the employees required service period, which is generally the vesting period.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. As the Company had a net loss for the three and six months ended June 30, 2020, the following 1,311,437 potentially dilutive securities were excluded from diluted loss per share: 90,000 for stock options, 400,000 for outstanding warrants and 821,437 related to the convertible note payable and accrued interest. As the Company had a net loss for the three and six months ended June 30, 2019, the following 919,451 potentially dilutive securities were excluded from diluted loss per share: 200,000 for outstanding warrants and 719,451 related to the convertible note payable and accrued interest.

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

The Company has generated losses since its inception and has relied on cash on hand, external bank lines of credit, issuance of third party and related party debt and the sale of a note to support cashflow from operations. For the six months ended June 30, 2020, the Company incurred operating losses of $6,922,321 (before deducting losses attributable to non-controlling interests), cash flows from operations of $3,800,759 and negative working capital of $16,392,429. In addition to the estimates of funds available from operations, the Company has unpledged assets that it believes could provide for $478,000 of additional borrowings.

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

The impact of COVID-19 on the Company’s business has been considered in these assumptions; however, it is too early to know the full impact of COVID-19 or its timing on a return to more normal operations. Further, the recently enacted Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) provides for economic assistance loans through the United States Small Business Administration (the “SBA”). On April 8, 2020 and April 10, 2020, and prior to the acquisition on April 28, 2020, Goedeker, Neese and Asien received $642,600, $383,600 and $357,500, respectively, in Payroll Protection Program (“PPP”) loans from the SBA under the CARES Act. The PPP provides that the PPP loans may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. Goedeker and Neese intend to use the proceeds from the PPP loans for qualifying expenses and to apply for forgiveness of the PPP loans in accordance with the terms of the CARES Act.

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

NOTE 3—BUSINESS SEGMENTS

Summarized financial information concerning the Company’s reportable segments is presented below:

	For the Six Months ended June 30, 2020				For the Six Months ended June 30, 2019
	Retail & Appliances	Land Management Services	Corporate Services	Total	Retail & Appliances	Land Management Services	Corporate Services	Total
Revenue
Services	$-	$1,213,026	$-	$1,213,026	$-	$1,551,724	$-	$1,551,724
Sales of parts and equipment	-	605,047	-	605,047	-	852,810	-	852,810
Furniture and appliances revenue	26,148,192		-	26,148,192	10,616,050	-	-	10,616,050
Total Revenue	26,148,192	1,818,073	-	27,966,265	10,616,050	2,404,534	-	13,020,584

Total cost of sales	21,720,221	528,889	-	22,249,110	8,772,572	773,154	-	9,545,726
Total operating expenses	6,431,104	2,299,153	521,653	9,251,910	2,193,887	2,757,490	79,877	5,031,254
Loss from operations	$(2,003,125)	$(1,009,969)	$(521,653)	$(3,534,755)	$(350,409)	$(1,126,110)	$(79,877)	$(1,556,396)

	For the Three Months ended June 30, 2020				For the Three Months ended June 30, 2019
	Retail & Appliances	Land Management Services	Corporate Services	Total	Retail & Appliances	Land Management Services	Corporate Services	Total
Revenue
Services	$-	$766,927	$-	766,927	$-	$976,327	$-	$976,327
Sales of parts and equipment	-	316,976	-	316,976	-	615,836	-	615,836
Furniture and appliances revenue	16,471,014	-	-	16,471,014	10,616,050	-	-	10,616,050
Total Revenue	16,471,014	1,083,903	-	17,554,917	10,616,050	1,592,163	-	12,208,213

Total cost of sales	13,609,051	273,621	-	13,882,672	8,772,572	559,404	-	9,331,976
Total operating expenses	3,549,965	1,100,338	482,368	5,132,671	2,193,887	1,437,654	39,582	3,671,123
Loss from operations	$(688,002)	$(290,056)	$(482,368)	$(1,460,426)	$(350,409)	$(404,895)	$(39,582)	$(794,886)

NOTE 4—RECEIVABLES

At June 30, 2020 and December 31, 2019, receivables consisted of the following:

	June 30, 2020	December 31, 2019
Credit card payments in process of settlement	$997,475	$406,838
Vendor rebates receivable	2,694,078	1,380,369
Trade receivables from customers	172,051	695,249
Total receivables	3,863,604	2,482,456
Allowance for doubtful accounts	(14,614)	(29,001)
Accounts receivable, net	$3,848,990	$2,453,455

NOTE 5—INVENTORIES

At June 30, 2020 and December 31, 2019, the inventory balances are composed of:

	June 30, 2020	December 31, 2019
Machinery and Equipment	$123,706	$119,444
Parts	247,702	142,443
Appliances	3,476,039	1,562,359
Furniture	151,490	189,376
Other	51,906	53,356
Subtotal	4,050,843	2,066,978
Allowance for inventory obsolescence	(463,686)	(451,546)
Inventories, net	$3,587,157	$1,615,432

Inventory and accounts receivable are pledged to secure a loan from Burnley, SBCC and Home State Bank described and defined in the notes below.

NOTE 6—DEPOSITS WITH VENDORS

Deposits with vendors represent cash on deposit with one vendor arising from accumulated rebates paid by the vendor. The deposits are used by the vendor to seek to secure the Company’s purchases. The deposit can be withdrawn at any time up to the amount of the Company’s credit line with the vendor. Alternatively, the Company could secure their credit line with a floor plan line from a lender and withdraw all its deposits. The Company has elected to leave the deposits with the vendor on which it earns interest income. As of June 30, 2020 and December 31, 2019, deposits with vendors totalled $345,502 and $294,960, respectively.

NOTE 7—PROPERTY AND EQUIPMENT

Property and equipment consist of the following at June 30, 2020 and December 31, 2019:

Classification	June 30, 2020	December 31, 2019
Buildings and improvements	$5,338	$5,338
Equipment and machinery	3,160,298	3,120,498
Tractors	2,723,296	2,694,888
Trucks and other vehicles	1,235,914	1,138,304
Leasehold improvements	117,626	117,626
Total	7,242,472	7,076,654
Less: Accumulated depreciation	(4,311,700)	(3,709,227)
Property and equipment, net	$2,930,772	$3,367,427

Depreciation expense for the six months ended June 30, 2020 and 2019 was $645,979 and $684,686, respectively.

All property and equipment are pledged to secure loans from Burnley, SBCC and Home State Bank as described and defined in the notes below.

NOTE 8—INTANGIBLE ASSETS

The following provides a breakdown of identifiable intangible assets as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Customer Relationships
Identifiable intangible assets, gross	$783,000	$783,000
Accumulated amortization	(84,393)	(56,023)
Customer relationship identifiable intangible assets, net	698,607	726,977
Marketing Related
Identifiable intangible assets, gross	1,368,000	1,368,000
Accumulated amortization	(338,196)	(201,400)
Marketing related identifiable intangible assets, net	1,029,804	1,166,600
Total Identifiable intangible assets, net	$1,728,411	$1,893,577

In connection with the acquisitions of Goedeker and Neese, the Company identified intangible assets of $2,117,000 and $34,000, respectively, representing trade names and customer relationships. These assets are being amortized on a straight-line basis over their weighted average estimated useful life of 7.8 years and amortization expense amounted to $165,166 and $3,400 for the six months ended June 30, 2020 and 2019, respectively.

As of June 30, 2020, the estimated annual amortization expense for each of the next five fiscal years is as follows:

2020 (remainder)	$165,166
2021	330,332
2022	324,665
2023	323,532
2024	122,132
Thereafter	462,584
Total	$1,728,411

NOTE 9—ACQUISITIONS

Goedeker

On January 18, 2019, Goedeker entered into an asset purchase agreement with Goedeker Television and Steve Goedeker and Mike Goedeker (the “Stockholders”), pursuant to which Goedeker agreed to acquire substantially all of the assets of Goedeker Television used in its retail appliance and furniture business (the “Goedeker Business”).

On April 5, 2019, Goedeker, 1847 Goedeker, and the Stockholders entered into an amendment to the asset purchase agreement and closing of the acquisition of substantially all of the assets of Goedeker Television used in the Goedeker Business was completed (the “Goedeker Acquisition”).

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

The asset purchase agreement also provided for an adjustment to the purchase price based on the difference between actual working capital at closing and Goedeker Television’s preliminary estimate of closing date working capital.  In accordance with the asset purchase agreement, an independent CPA firm was retained by Goedeker and Goedeker Television to resolve differences in the working capital amounts.  The report issued by that CPA firm determined that Goedeker Television owed Goedeker $809,000, which Goedeker Television has not paid.  On or about March 23, 2020, Goedeker submitted a claim for arbitration to the American Arbitration Association relating to Goedeker Television’s failure to pay the amount owed. The claim alleges, inter alia, breach of contract, fraud, indemnification and the breach of the covenant of good faith and fair dealing. Goedeker is alleging damages in the amount of $809,000, plus attorneys’ fees and costs. The $809,000 is included in other assets in the accompanying balance sheet as of December 31, 2019.

On June 1, 2020, Goedeker entered into a settlement agreement with Goedeker Television, Steve Goedeker, Mike Goedeker and 1847 Goedeker. The settlement agreement and the related transaction documents that are exhibits to the settlement agreement were all signed on June 1, 2020 but will only become effective upon the closing of Goedeker’s initial public offering (the “IPO”), which has not yet occurred. Pursuant to the settlement agreement, the parties entered into an amendment and restatement of the 9% subordinated promissory note described below (see Note 11). In addition, the parties agreed that the arbitration action described above would be settled effective upon the closing of the IPO and that each party to such arbitration action would release all claims that it has against the other parties to such action. As part of the settlement of the arbitration action, Goedeker agreed that the sellers will not have to pay the $809,000 working capital adjustment amount resulting in a loss on the acquisition receivable in the period ending June 30, 2020.

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

To the extent the EBITDA of the Goedeker Business for any applicable period is less than $2,500,000 but greater than $1,500,000, Goedeker must pay a partial earn out payment to Goedeker Television in an amount equal to the product determined by multiplying (i) the EBITDA Achievement Percentage by (ii) the applicable earn out payment for such period, where the “Achievement Percentage” is the percentage determined by dividing (A) the amount of (i) the EBITDA of the Goedeker Business for the applicable period less (ii) $1,500,000, by (B) $1,000,000. For avoidance of doubt, no partial earn out payments shall be earned or paid to the extent the EBITDA of the Goedeker Business for any applicable period is equal or less than $1,500,000. For the trailing twelve (12) month period from the closing date, EBITDA for the Goedeker Business was $(2,825,000), so Goedeker Television is not entitled to an earn our payment for that period.

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

The rights of Goedeker Television to receive any earn out payment are subordinate to the rights of Burnley and SBCC under separate subordination agreements that Goedeker Television entered into with them on April 5, 2019 in connection with the Acquisition (see Notes 9 and 11). The Company determined the fair value of the earnout on the date of acquisition was $81,494. Such amount was recorded as a contingent consideration liability within the accounts payable and accrued expense line item on the consolidated balance sheet and is revalued to fair value each reporting period until settled. The year 1 contingent liability of $32,246 was written-off in the year ended December 31, 2019 as the target was not met and the balance of the liability at June 30, 2020 is $49,248.

The provisional fair value of the purchase consideration issued to Goedeker Television was allocated to the net tangible assets acquired. The Company accounted for the Goedeker Acquisition as the purchase of a business under GAAP under the acquisition method of accounting, and the assets and liabilities acquired were recorded as of the acquisition date, at their respective fair values and consolidated with those of the Company. The fair value of the net liabilities assumed was approximately $614,337. The excess of the aggregate fair value of the net tangible assets has been allocated to goodwill.

The table below shows the analysis for the Goedeker asset purchase:

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

Asien’s

On March 27, 2020, the Company and 1847 Asien entered into a stock purchase agreement with Asien’s and Joerg Christian Wilhelmsen and Susan Kay Wilhelmsen, as trustees of the Wilhelmsen Family Trust, U/D/T Dated May 1, 1992 (the “Seller”), pursuant to which 1847 Asien agreed to acquire all of the issued and outstanding capital stock of Asien’s.

On May 28, 2020, the Company, 1847 Asien, Asien’s and the Seller entered into an amendment to the stock purchase agreement and closing of the acquisition of all of the issued and outstanding capital stock of Asien’s was completed (the “Asien’s Acquisition”).

The aggregate purchase price was $1,918,000 consisting of: (i) $233,000 in cash, subject to adjustment; (ii) the issuance of an amortizing promissory note in the principal amount of $200,000; (iii) the issuance of a demand promissory note in the principal amount of $655,000; and (iv) 415,000 common shares of the Company, having a fair value of $1,037,500 (the “Shares”), which may be repurchased by the Company for a period of one year following the closing at a purchase price of $2.50 per share.

The purchase price is subject to a post-closing working capital adjustment provision based on the difference between actual working capital at closing and Goedeker Television’s preliminary estimate of closing date working capital. If the final working capital exceeds the preliminary working capital estimate, 1847 Asien must pay to the Seller an amount of cash that is equal to such excess. If the preliminary working capital estimate exceeds the final working capital, the Seller must pay to 1847 Asien an amount in cash equal to such excess, provided, however, that the Seller may, at its option, in lieu of paying such excess in cash, deliver and transfer to 1847 Asien a number of Shares that is equal to such excess divided by $2.00.

The provisional fair value of the purchase consideration issued to the Seller was allocated to the net tangible assets acquired. The Company accounted for the Asien’s Acquisition as the purchase of a business under GAAP under the acquisition method of accounting, and the assets and liabilities acquired were recorded as of the acquisition date, at their respective fair values and consolidated with those of the Company. The fair value of the net assets acquired was approximately $162,272. The excess of the aggregate fair value of the net tangible assets has been allocated to goodwill.

The Company is currently in the process of completing the preliminary purchase price allocation as an acquisition of certain assets. The final purchase price allocation for Asien’s will be included in the Company’s financial statements in future periods. The table below shows preliminary analysis for the Asien’s Acquisition:

Provisional Purchase Consideration at preliminary fair value:
Common stock	$1,037,500
Notes payable	855,000
Cash	233,000
Amount of consideration	$2,125,500

Assets acquired and liabilities assumed at preliminary fair value
Cash	$1,501,285
Accounts receivable	235,746
Inventories	1,457,489
Other current assets	41,427
Property and equipment	157,052
Accounts payable and accrued expenses	(280,752)
Customer deposits	(2,405,703)
Notes payable	(509,272)
Deferred tax liability	(35,000)
Net tangible assets acquired	$162,272

Total net assets acquired	$162,272
Consideration paid	2,125,500
Preliminary goodwill	$1,963,228

The estimated useful life remaining on the property and equipment acquired is 5 to 13 years.

The unaudited pro-forma results of operations are presented for information purposes only. The unaudited pro-forma results of operations are not intended to present actual results that would have been attained had the Goedeker and Asien’s Acquisitions been completed as of January 1, 2019 or to project potential operating results as of any future date or for any future periods. The revenue and net loss before non-controlling interest of Asien since May 28, 2020 acquisition date through June 30, 2020 included in the consolidated income statement amounted to approximately $1,185,980 and $188,781, respectively.

	For the Six Months Ended June 30,
	2020	2019
Revenues, net	$33,759,878	$19,360,577
Net loss allocable to common shareholders	$(4,353,514)	$(759,928)
Net loss per share	$(1.26)	$(0.22)
Weighted average number of shares outstanding	3,460,158	3,530,625

NOTE 10—LINES OF CREDIT

Northpoint Commercial Finance LLC

On June 24, 2019, Goedeker, as borrower, entered into a loan and security agreement with Northpoint Commercial Finance LLC (“Northpoint”), which was amended on August 2, 2019, for revolving loans up to an aggregate maximum loan amount of $1,000,000 for the acquisition, financing or refinancing by Goedeker of inventory at an interest rate of LIBOR plus 7.99%. There is no outstanding balance on the line of credit as of June 30, 2020.

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

Burnley Capital LLC

On April 5, 2019, Goedeker, as borrower, and 1847 Goedeker entered into a loan and security agreement with Burnley Capital LLC (“Burnley”) for revolving loans in an aggregate principal amount that will not exceed the lesser of (i) the borrowing base or (ii) $1,500,000 (provided that such amount may be increased to $3,000,000 in Burnley’s sole discretion) minus reserves established Burnley at any time in accordance with the loan and security agreement. The “borrowing base” means an amount equal to the sum of the following: (i) the product of 85% multiplied by the liquidation value of Goedeker’s inventory (net of all liquidation costs) identified in the most recent inventory appraisal by an appraiser acceptable to Burnley (ii) multiplied by Goedeker’s eligible inventory (as defined in the loan and security agreement), valued at the lower of cost or market value, determined on a first-in-first-out basis. In connection with the closing of the Acquisition on April 5, 2019, Goedeker borrowed $744,000 under the loan and security agreement and issued a revolving note to Burnley in the principal amount of up to $1,500,000. There is no available borrowing base and the balance of the line of credit amounts to $456,104 as of June 30, 2020, comprised of principal of $524,938 and net of unamortized debt discount of $68,834.

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

At June 30, 2020, Goedeker did not meet certain loan covenants under the loan and security agreement. The agreement requires compliance with the following ratios as a percentage of earnings before interest, taxes, depreciation, and amortization for the twelve-month period ended June 30, 2020. The table below shows the required ratio and actual ratio for such period.

Covenant	Actual Ratio	Required Ratio
Total debt ratio	(2.9)x	4.0x
Senior debt ratio	(0.7)x	1.5x
Interest coverage ratio	(1.2)x	1.0x

In addition, Goedeker was not in compliance with a requirement with respect to the liquidity ratio, which is the ratio of cash and available borrowings to customer deposits. At June 30, 2020, the actual ratio was 0.36x compared to a requirement of 0.35x.

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

NOTE 11—NOTES PAYABLE

Small Business Community Capital II, L.P.

On April 5, 2019, Goedeker, as borrower, and 1847 Goedeker entered into a loan and security agreement with Small Business Community Capital II, L.P. (“SBCC”) for a term loan in the principal amount of $1,500,000, pursuant to which Goedeker issued to SBCC a term note in the principal amount of up to $1,500,000 and a ten-year warrant to purchase shares of the most senior capital stock of Goedeker equal to 5.0% of the outstanding equity securities of Goedeker on a fully-diluted basis for an aggregate price equal to $100. The Company classified the warrant as a derivative liability on the balance sheet of $122,344 and subject to remeasurement on every reporting period. The balance of the term note amounts to $877,604 as of June 30, 2020, comprised of principal of $1,130,826, capitalized PIK interest of $27,473, and net of unamortized debt discount of $122,375 and unamortized warrant feature of $158,321.

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

Home State Bank

On June 13, 2018, Neese entered into a term loan agreement with Home State Bank, pursuant to which Neese issued a promissory note to Home State Bank in the principal amount of $3,654,074 with an annual interest rate of 6.85% with covenants to maintain a minimum debt coverage ratio of 1.00 to 1.25 measured at December 31, 2019. Neese did not comply with this covenant for the year ended December 31, 2019. Accordingly, because of the violation of this covenant and because the loan matured July 20, 2020, the loan is classified as a current liability in the balance sheet. Pursuant to the terms of the note, Neese will make semi-annual payments of $302,270 beginning on January 20, 2019 and continuing every six months thereafter until July 20, 2020, the maturity date; provided however, that Neese will pay the note in full immediately upon demand by Home State Bank. The principal balance of the note amounts to $2,953,867 as of June 30, 2020.

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

The loan is secured by inventory, accounts receivable, and certain fixed assets of Neese. The loan agreement limited the payment of interest on certain promissory notes to $40,000 annually. The Company continues to accrue interest at the contractual amounts. Such accruals (in excess of $40,000 in interest on the promissory notes) are shown as long-term accrued expenses in the accompanying balance sheet as of June 30, 2020.

On July 30, 2020, Home State Bank renewed this loan to July 30, 2022. See Footnote 20, Subsequent Events.

If the Company sells property, plant, and equipment securing the loan, it must remit the appraised value of the equipment to Home State Bank. During the six months ended June 30, 2020 and 2019, $145,690 and $21,500, respectively, was remitted to Home State Bank pursuant to this requirement.

The Company adopted ASU 2015-03 by deducting debt issuance costs from the long-term portion of the loan. Amortization of debt issuance costs totaled $10,173 and $16,200 for the six months ended June 30, 2020 and 2019, respectively.

9% Subordinated Promissory Note

A portion of the purchase price for the Goedeker Acquisition was paid by the issuance by Goedeker to Steve Goedeker, as representative of Goedeker Television, of a 9% subordinated promissory note in the principal amount of $4,100,000. The note will accrue interest at 9% per annum, amortized on a five-year straight-line basis and payable quarterly in accordance with the amortization schedule attached thereto, and mature on April 5, 2023. The remaining balance of the note at June 30, 2020 is $3,395,243, comprised of principal of $3,930,293 and net of unamortized debt discount of $535,050.

Pursuant to the settlement agreement described above (see Note 9), the parties entered into an amendment and restatement of the note that will become effective as of the closing of the IPO, pursuant to which (i) the principal amount of the existing note shall be increased by $250,0000, (ii) upon the closing of the IPO, Goedeker agreed to make all payments of principal and interest due under the note through the date of the closing, and (iii) from and after the closing, the interest rate of the note shall be increased from 8% to 12%. Goedeker also agreed to grant to the sellers, Goedeker Television, Steve Goedeker and Mike Goedeker, a security interest in all of the assets of Goedeker to secure its obligations under the amended and restated note and entered into a security agreement with them that will become effective upon the closing of the IPO.

At the closing of the IPO, Goedeker agreed to pay $516,301 to the sellers, which is equal to the principal due and owing for quarters 2, 3 and 4 under the note plus accrued interest thereon, which is equal to $324,672 as of June 1, 2020 and will accrue at a rate of $984 per day thereafter.

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

The note contains customary events of default, including in the event of: (i) non-payment; (ii) a default by 1847 Neese or Neese of any of their covenants under the stock purchase agreement or any other agreement entered into in connection with the stock purchase agreement, or a breach of any of their representations or warranties under such documents; or (iii) the bankruptcy of 1847 Neese or Neese.

The note has not been repaid; thus, the Company is in default under this note. Under terms of the term loan with Home State Bank described above, this note may not be paid until the term loan is paid in full. The payees on the note agreed to the modification of its terms by signing the loan agreement for the Home State Bank term loan. Accordingly, the loan is shown as a long-term liability as of June 30, 2020. Additionally, the term loan lender limits the payment of interest on this note to $40,000 annually. The Company continues to accrue interest at the contract rate; however, given the limitations of the term loan, all accrued interest in excess of $40,000 is included in long-term accrued expenses.

8% Subordinated Amortizing Promissory Note

A portion of the purchase price for acquisition of Asien’s was paid by the issuance of an 8% subordinated amortizing promissory note in the principal amount of $200,000 by 1847 Asien to the Seller. Interest on the outstanding principal amount will be payable quarterly at the rate of eight percent (8%) per annum. The outstanding principal amount of the note will amortize on a one-year straight-line basis in accordance with a specified amortization schedule, with all unpaid principal and accrued, but unpaid interest being fully due and payable on May 28, 2021. The remaining balance of the note at June 30, 2020 is $201,447, comprised of principal of $200,000 and accrued interest of $1,447.

The note contains customary events of default, including in the event of (i) non-payment, (ii) a default by 1847 Asien of any of its covenants under the stock purchase agreement, the note, or any other agreement entered into in connection with the stock purchase agreement, or a breach of any of its representations or warranties under such documents, or (iii) the bankruptcy of 1847 Asien.

The right of the Seller to receive payments under the note is subordinated to all indebtedness of 1847 Asien to banks, insurance companies and other financial institutions or funds, and federal or state taxation authorities.

Demand Promissory Note

A portion of the purchase price for acquisition of Asien’s was paid by the issuance of demand promissory note in the principal amount of $655,000 by 1847 Asien to the Seller. The note accrues interest at a rate of one percent (1%) computed on the basis of a 360-day year. Principal and accrued interest on the note shall be payable 24 hours after written demand by the Seller. The note was repaid in June 2020.

PPP Loans

On April 8, 2020, April 10, 2020 and prior to the acquisition on April 28, 2020, Goedeker, Neese and Asien received $642,600, $383,600 and $357,500, respectively, in Payroll Protection Program (“PPP”) loans from the United States Small Business Administration (“SBA”) under provisions of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”).  The PPP loans have two-year terms and bear interest at a rate of 1.0% per annum.  Monthly principal and interest payments are deferred for six months after the date of disbursement.  The PPP loans may be prepaid at any time prior to maturity with no prepayment penalties.  The PPP loans contain events of default and other provisions customary for loans of this type.  The PPP provides that the PPP loans may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act.  Goedeker, Neese and Asien intend to use the proceeds from the PPP loans for qualifying expenses and to apply for forgiveness of the PPP loans in accordance with the terms of the CARES Act.  The Company has classified $612,417 of the PPP loans as current liabilities and $771,283 as long-term liabilities pending SBA clarification of the final loan terms.

TVT Direct Funding LLC

On May 28, 2020, 1847 Asien and Asien’s entered into an agreement of sale of future receipts with TVT Direct Funding LLC (“TVT”), pursuant to which 1847 Asien and Asien’s agreed to sell future receivables with a value of $685,000 to TVT for a purchase price of $500,000. 1847 Asien and Asien’s agreed to deliver to TVT 20% of its weekly future receipts, or approximately $23,300, over the course of an estimated seven-month term, or such date when the above amount of receivables has been delivered to TVT. 1847 Asien used the proceeds from this sale to finance the Asien’s Acquisition. In addition to all other sums due to TVT under this agreement, 1847 Asien and Asien’s agreed to pay to TVT certain additional fees, including a one-time origination fees of $25,000, as reimbursement of costs incurred by TVT for financial and legal due diligence. The future payments under the TVT agreement are secured by a subordinated security interest in all of the tangible and intangible assets of 1847 Asien and Asien’s. The remaining balance of the note at June 30, 2020 is $410,374, comprised of principal of $591,803 and net of unamortized debt discount of $181,429.

The agreement with TVT contains customary events of default, including the occurrence of the following: (i) a violation by 1847 Asien or Asien’s of any term, condition or covenant in the agreement other than as the result of Asien’s business to ceases its operations, (ii) any representation or warranty made by 1847 Asien or Asien’s is proven to have been incorrect, false or misleading in any material respect when made, and (iii) a default by 1847 Asien or Asien’s under any of the terms, covenants and conditions of any other agreement with TVT, if any.

4.5% Unsecured Promissory Note

On October 30, 2017, the Asien entered into a stock repurchase agreement with Paul A. Gwilliam and Terri L. Gwilliam, co-trustees of the Gwilliam Family Trust (Paul and Terri) pursuant to which Asien’s Appliance, Inc. issued to Paul and Terri a unsecured promissory note in the aggregate principal amount of $540,000 for a term of 5 years or 60 months. The note bears interest at the rate of the 4.25% per annum. The balance on the note is $65,374 as of June 30, 2020.

Loans on Vehicles

The Company entered into a three Retail Installment Sale contracts used as company’s delivery trucks pursuant to which Asien’s Appliance, Inc. agreed to finance at rates ranging 3.98% to 6.99% with an aggregate remaining principal amount of $79,498 as of June 30, 2020.

NOTE 12—FLOOR PLAN LOANS PAYABLE

At June 30, 2020 and December 31, 2019, $0 and $10,581, respectively, of machinery and equipment inventory was pledged to secure a floor plan loan from a commercial lender. The Company must remit proceeds from the sale of the secured inventory to the floor plan lender and pays a finance charge that can vary monthly at the option of the lender. The balance of the floor plan payable as of June 30, 2020 and December 31, 2019 amounted to $0 and $10,581, respectively. The balance of the floor plan payable was repaid in the six months ended June 30, 2020.

NOTE 13—CONVERTIBLE PROMISSORY NOTE

On April 5, 2019, the Company, 1847 Goedeker and Goedeker (collectively, “1847”) entered into a securities purchase agreement with Leonite Capital LLC, a Delaware limited liability company (“Leonite”), pursuant to which 1847 issued to Leonite a secured convertible promissory note in the aggregate principal amount of $714,286 due April 5, 2020. As additional consideration for the purchase of the note, (i) the Company issued to Leonite 50,000 common shares, (ii) the Company issued to Leonite a five-year warrant to purchase 200,000 common shares at an exercise price of $1.25 per share (subject to adjustment), which may be exercised on a cashless basis, and (iii) 1847 Goedeker issued to Leonite shares of common stock equal to a 7.5% non-dilutable interest in 1847 Goedeker.

The note carries an original issue discount of $64,286 to cover Leonite’s legal fees, accounting fees, due diligence fees and/or other transactional costs incurred in connection with the purchase of the note. Furthermore, the Company issued 50,000 shares of common stock valued at $137,500 and a debt-discount related to the warrants valued at $292,673. The Company amortized $129,343 of financing costs related to the shares and warrants in the six months ended June 30, 2020.

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

In connection with the amendment, (i) the Company issued to Leonite another five-year warrant to purchase 200,000 common shares at an exercise price of $1.25 per share (subject to adjustment), which may be exercised on a cashless basis and (ii) upon closing of the Asien’s Acquisition, 1847 Asien issued to Leonite shares of common stock equal to a 5% interest in 1847 Asien. The amendment represented a prepayments of principal and accrued interest resulting in a loss on extinguishment of debt of $773,856.

On May 4, 2020, Leonite converted $100,000 of the outstanding balance of the note into 100,000 common shares resulting is a loss on conversion of debt of $175,000. The remaining net principal balance of the note is $821,437 at June 30, 2020.

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

If the Company sells equipment or inventory, it must remit to Utica the amount loaned against the equipment. Such payments are accumulated and applied to the balance at the end of the lease term. During the three months ended June 30, 2020, there were no sales of equipment or inventory required to be remitted to Utica.

The assets and liabilities under the master lease agreement are recorded at the fair value of the assets at the time of acquisition.

The Company adopted ASU 2015-03 by deducting $22,060 of net debt issuance costs from the long-term portion of the financing lease. Amortization of debt issuance costs totaled $6,030 and $8,100 for the three months ended June 30, 2020 and 2019, respectively.

At June 30, 2020, annual minimum future lease payments under this Master Lease Agreement are as follows:

Amount
2020 (remainder of year)	$257,942
2021	464,269
2022	77,335
Total minimum lease payments	799,546
Less amount representing interest	131,299
Present value of minimum lease payments	668,247
Less current portion of minimum lease	(388,023)
Less debt issuance costs, net	(19,025)
Less payments to Utica for release of lien	(249,784)
Less lease deposits	(38,807)
End of lease buyout payments	117,413
Long-term present value of minimum lease payment	$90,021

The interest rate on the capitalized lease is approximately 15.7%.

NOTE 15—OPERATING LEASES

On March 3, 2017, Neese entered into an agreement of lease with K&A Holdings, LLC, a limited liability company that is wholly owned by officers of Neese. The agreement of lease is for a term of ten (10) years and provides for a base rent of $8,333 per month. In the event of late payment, interest shall accrue on the unpaid amount at the rate of eighteen percent (18%) per annum. The agreement of lease contains customary events of default, including if Neese shall fail to pay rent within five (5) days after the due date, or if Neese shall fail to perform any other terms, covenants or conditions under the agreement of lease, and other customary representations, warranties and covenants. Under terms of the term loan agreement with Home State Bank (Note 11), the Company may not pay salary or rent to such officers of Neese in excess of $100,000 per year beginning on the date of the term loan agreement, June 13, 2018. The Company is accruing monthly rent, but because of the limitation in the term loan, $250,000 of accrued rent is classified as a long-term accrued liability.

The amount accrued for amounts included in the measurement of operating lease liabilities was $25,000 for the three months ended June 30, 2020.

Supplemental balance sheet information related to leases was as follows:

June 30, 2020
Operating lease right-of-use lease asset	$624,157
Accumulated amortization	90,164
Net balance	$533,993

Lease liability, current portion	65,451
Lease liability, long term	468,542
Total operating lease liabilities	$533,993

Weighted Average Remaining Lease Term - operating leases	80 months

Weighted Average Discount Rate - operating leases	6.85%

Maturities of the lease liability are as follows:

For the Years Ended
2020 (reminder of year)	$50,000
2021	100,000
2022	100,000
2023	100,000
2024	100,000
Thereafter	216,667
Total lease payments	666,667
Less imputed interest	(132,674)
Maturities of lease liabilities	$533,993

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

Supplemental balance sheet information related to leases was as follows:

June 30, 2020
Operating lease right-of-use lease asset	$2,300,000
Accumulated amortization	507,128
Net balance	$1,792,872

Lease liability, current portion	375,885
Lease liability, long term	1,416,987
Total operating lease liabilities	$1,792,872

Weighted Average Remaining Lease Term - operating leases	45 months

Weighted Average Discount Rate - operating leases	6.5%

Maturities of the lease liability are as follows:

For the Years Ended
2020 (remainder of year)	$270,000
2021	540,000
2022	540,000
2023	540,000
2024	135,000
Total lease payments	2,025,000
Less imputed interest	(232,128)
Maturities of lease liabilities	$1,792,872

Asien Office Lease

The company has an office and showroom space that has been leased on a month-by-month basis. The Company elected the following practical expedients: the Company has not reassessed whether any expired or existing contracts are or contain leases, the Company has not reassessed lease classification for any expired or existing leases; the Company has not reassessed initial direct costs for any existing leases; and the Company has not separated lease and non-lease components. The Company’s adoption of this ASU resulted in no change to the Company’s results of operations or balance sheet.

NOTE 16—RELATED PARTIES

Management Services Agreement

On April 15, 2013, the Company and 1847 Partners LLC (the “Manager”) entered into a management services agreement, pursuant to which the Company is required to pay the Manager a quarterly management fee equal to 0.5% of its adjusted net assets for services performed (the “Parent Management Fee”). The amount of the Parent Management Fee with respect to any fiscal quarter is (i) reduced by the aggregate amount of any management fees received by the Manager under any offsetting management services agreements with respect to such fiscal quarter, (ii) reduced (or increased) by the amount of any over-paid (or under-paid) Parent Management Fees received by (or owed to) the Manager as of the end of such fiscal quarter, and (iii) increased by the amount of any outstanding accrued and unpaid Parent Management Fees. The Company expensed $0 in Parent Management Fees for the six months ended June 30, 2020 and 2019.

Offsetting Management Services Agreements

1847 Neese entered into an offsetting management services agreement with the Manager on March 3, 2017, Goedeker entered into an offsetting management services agreement with the Manager on April 5, 2019 and 1847 Asien entered into an offsetting management services agreement with the Manager on May 28, 2020. Pursuant to the offsetting management services agreements, 1847 Neese appointed the Manager to provide certain services to it for a quarterly management fee equal to $62,500, Goedeker appointed the Manager to provide certain services to it for a quarterly management fee equal to the greater of $62,500 or 2% of adjusted net assets (as defined in the management services agreement) and 1847 Asien appointed the Manager to provide certain services to it for a quarterly management fee equal to the greater of $75,000 or 2% of adjusted net assets (as defined in the management services agreement); provided, however, in each case that (i) pro rated payments shall be made in the first quarter and the last quarter of the term, (ii) if the aggregate amount of management fees paid or to be paid by 1847 Neese, Goedeker or 1847 Asien, together with all other management fees paid or to be paid by all other subsidiaries of the Company to the Manager, in each case, with respect to any fiscal year exceeds, or is expected to exceed, 9.5% of the Company’s gross income with respect to such fiscal year, then the management fee to be paid by 1847 Neese, Goedeker or 1847 Asien for any remaining fiscal quarters in such fiscal year shall be reduced, on a pro rata basis determined by reference to the management fees to be paid to the Manager by all of the subsidiaries of the Company, until the aggregate amount of the management fee paid or to be paid by 1847 Neese, Goedeker or 1847 Asien, together with all other management fees paid or to be paid by all other subsidiaries of the Company to the Manager, in each case, with respect to such fiscal year, does not exceed 9.5% of the Company’s gross income with respect to such fiscal year, and (iii) if the aggregate amount the management fee paid or to be paid by 1847 Neese, Goedeker or 1847 Asien, together with all other management fees paid or to be paid by all other subsidiaries of the Company to the Manager, in each case, with respect to any fiscal quarter exceeds, or is expected to exceed, the Parent Management Fee with respect to such fiscal quarter, then the management fee to be paid by 1847 Neese, Goedeker or 1847 Asien for such fiscal quarter shall be reduced, on a pro rata basis, until the aggregate amount of the management fee paid or to be paid by 1847 Neese, Goedeker or 1847 Asien, together with all other management fees paid or to be paid by all other subsidiaries of the Company to the Manager, in each case, with respect to such fiscal quarter, does not exceed the Parent Management Fee calculated and payable with respect to such fiscal quarter.

Each of 1847 Neese, Goedeker or 1847 Asien shall also reimburse the Manager for all of its costs and expenses which are specifically approved by its board of directors, including all out-of-pocket costs and expenses, which are actually incurred by the Manager or its affiliates on behalf of 1847 Neese, Goedeker or 1847 Asien in connection with performing services under the offsetting management services agreements.

1847 Neese expensed $125,000 in management fees for the six months ended June 30, 2020 and 2019. Under terms of the term loan from Home State Bank (see Note 11), no fees may be paid to the Manager without permission of the bank, which the Manager does not expect to be granted within the forthcoming year. Accordingly, $575,808 due from 1847 Neese to the Manager is classified as a long-term accrued liability as of June 30, 2020.

Goedeker expensed $125,000 and $58,790 in management fees for the six months ended June 30, 2020 and 2019, respectively. Payment of the management fee is subordinated to the payment of interest on the 9% subordinated promissory note (see Note 11), such that no payment of the management fee may be made if Goedeker is in default under the note with regard to interest payments and, for the avoidance of doubt, such payment of the management fee will be contingent on Goedeker being in good standing on all associated loan covenants. In addition, during the period that that any amounts are owed under the 9% subordinated promissory note or the earn out payments, the annual management fee shall be capped at $250,000. The rights of the Manager to receive payments under the offsetting management services agreement with Goedeker are also subordinate to the rights of Burnley and SBCC under separate subordination agreements that the Manager entered into with Burnley and SBCC on April 5, 2019. Accordingly, $188,653 due from Goedeker to the Manager is classified as an accrued liability as of June 30, 2020.

1847 Asien expensed $28,022 in management fees for the six months ended June 30, 2020.

Advances

From time to time, the Company has received advances from its chief executive officer to meet short-term working capital needs. As of June 30, 2020 and December 31, 2019, a total of $118,834 in advances from related parties are outstanding. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

As of June 30, 2020 and December 31, 2019, the Manager has funded the Company $65,844 and $62,499 in related party advances, respectively. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

Grid Promissory Note

On January 3, 2018, the Company issued a grid promissory note to the Manager in the initial principal amount of $50,000. The note provides that the Company may from time to time request additional advances from the Manager up to an aggregate additional amount of $100,000, which will be added to the note if the Manager, in its sole discretion, so provides. Interest shall accrue on the unpaid portion of the principal amount and the unpaid portion of all advances outstanding at a fixed rate of 8% per annum, and along with the outstanding portion of the principal amount and the outstanding portion of all advances, shall be payable in one lump sum due on the maturity date, January 3, 2021. If all or a portion of the principal amount or any advance under the note, or any interest payable thereon is not paid when due (whether at the stated maturity, by acceleration or otherwise), such overdue amount shall bear interest at a rate of 12% per annum. In the event the Company completes a financing involving at least $500,000, the Company must, contemporaneously with the closing of such financing transaction, repay the entire outstanding principal and accrued and unpaid interest on the note. The note is unsecured and contains customary events of default. As of June 30, 2020 and December 31, 2019, the Manager has advanced $119,400 of the note and the Company has accrued interest of $21,944 and $17,115, respectively.

Building Lease

On March 3, 2017, Neese entered into an agreement of lease with K&A Holdings, LLC, a limited liability company that is wholly owned by officers of Neese. See Note 15 for details regarding this lease.

NOTE 17—SHAREHOLDERS’ DEFICIT

Allocation Shares

As of June 30, 2020 and December 31, 2019, the Company had authorized and outstanding 1,000 allocation shares. These allocation shares do not entitle the holder thereof to vote on any matter relating to the Company other than in connection with amendments to the Company’s operating agreement and in connection with certain other corporate transactions as specified in the operating agreement.

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

Common Shares

The Company is authorized to issue 500,000,000 common shares as of June 30, 2020 and December 31, 2019. As of June 30, 2020 and December 31, 2019, the Company had 3,780,625 and 3,165,625 common shares issued and outstanding, respectively. The common shares entitle the holder thereof to one vote per share on all matters coming before the shareholders of the Company for a vote.

On April 5, 2019, the Company issued 50,000 common shares to Leonite pursuant to the securities purchase agreement (see Note 13).

On May 4, 2020, the Company issued 100,000 common shares to Leonite upon conversion of $100,000 of the outstanding balance of the secured convertible promissory note resulting is a loss on conversion of debt of $175,000 (see Note 13).

On May 28, 2020, the Company issued 415,000 common shares, having a fair value of $1,037,500, to the Seller in connection with the Asien’s Acquisition (see Note 9).

On June 4, 2020, the Company issued 100,000 common shares to a service provider for services provided to the Company. The fair market value of the services amounted to $245,000.

Options

On May 11, 2020, the Company granted options to directors Paul A. Froning and Robert D. Barry to purchase 60,000 and 30,000 common shares, respectively, each at an exercise price of $2.50 per share.  The options vested immediately on the date of grant and terminate on May 11, 2025.

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term in Years
Outstanding at January 1, 2020	-	$-	-
Granted	90,000	$2.50	5.0
Exercised	-	-	-
Forfeited	-	-	-
Cancelled	-	-	-
Expired	-	-	-
Outstanding at June 30, 2020	90,000	$2.50	4.9
Exercisable at June 30, 2020	90,000	$2.50	4.9

As of June 30, 2020, vested outstanding stock options had no intrinsic value as the exercise price is greater than the estimated fair value of the underlying common stock.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period. The following assumptions were used to calculate share-based compensation expense for the six months ended June 30, 2020:

Volatility	128.52%
Risk-free interest rate	0.36%
Dividend yield	0.0%
Expected term	5 years

Warrants

	Number	Weighted	Weighted	Intrinsic
	of	average	average	value
	Common Stock	exercise	life	of
	Warrants	price	(years)	Warrants
Outstanding, January 1, 2019	-	$-	-
Granted	200,000	1.25	5.00
Exercised	-	-	-
Canceled	-	-	-
Outstanding, December 31, 2019	200,000	1.25	4.26
Granted	200,000	1.25	5.00
Exercised	-	-	-
Canceled	-	-	-
Outstanding, June 30, 2020	400,000	$1.25	4.32	$808,000

Exercisable, June 30, 2020	400,000	$1.25	4.32	$808,000

On April 5, 2019, the Company issued a warrant to purchase 200,000 common shares to Leonite pursuant to the securities purchase agreement. On May 11, 2020, the Company issued another warrant to purchase 200,000 common shares to Leonite pursuant to an amendment to the securities purchase agreement. The warrants have a term of five years, an exercise price of $1.25 per share (subject to adjustment), and may be exercised on a cashless basis (see Note 13).

Accordingly, a portion of the proceeds was allocated to the warrant based on its relative fair value using the Black Scholes option-pricing model. The assumptions used in the Black-Scholes model are as follows: (i) dividend yield of 0%; (ii) expected volatility of 128.52%, (iii) weighted average risk-free interest rate of 0.36%, (iv) expected life of five years, and (v) estimated fair value of the common shares of $2.50 per share in the amount of $448,211 and recorded as part of the Loss on Extinguishment of Debt in the six months ended June 30, 2020.

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

On April 5, 2019, Goedeker, as borrower, and 1847 Goedeker entered into a loan and security agreement with Small Business Community Capital II, L.P. (“SBCC”) for a term loan in the principal amount of $1,500,000, pursuant to which Goedeker issued to SBCC a term note in the principal amount of up to $1,500,000 and a ten-year warrant to purchase shares of the most senior capital stock of Goedeker equal to 5.0% of the outstanding equity securities of Goedeker on a fully-diluted basis for an aggregate price equal to $100. At June 30, 2020 and December 31, 2019 the warrants were valued at $2,250,000 and $122,344, respectively.

In connection with the amendment, (i) the Company issued to Leonite another five-year warrant to purchase 200,000 common shares at an exercise price of $1.25 per share (subject to adjustment), which may be exercised on a cashless basis and (ii) upon closing of the Asien’s Acquisition, 1847 Asien issued to Leonite shares of common stock equal to a 5% interest in 1847 Asien. At June 30, 2020 the warrants were valued at $118,500.

Noncontrolling Interests

The Company owns 55.0% of 1847 Neese, 70% of 1847 Goedeker and 95% of 1847 Asien.  For financial interests in which the Company owns a controlling financial interest, the Company applies the provisions of ASC 810, which are applicable to reporting the equity and net income or loss attributable to noncontrolling interests. The results of 1847 Neese, 1847 Goedeker and 1847 Asien are included in the consolidated statement of income. The net loss attributable to the 45% non-controlling interest of 1847 Neese amount to $407,299 and $501,647 for the six months ended June 30, 2020 and 2019, respectively. The net loss attributable to the 30% non-controlling interest of 1847 Goedeker amounted to $1,590,584 for the six months ended June 30, 2020 and $195,822 for the period from April 5, 2019 (acquisition) to June 30, 2019. The net loss attributable to the 5% non-controlling interest of 1847 Asien amounted to $9,439 for the period from May 29, 2020 to June 30, 2020.

NOTE 18—COMMITMENTS AND CONTINGENCIES

An office space has been leased on a month-by-month basis.

The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 19—SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the six months ended June 30, 2020 and 2019 were as follows:

	For the Six Months Ended June 30,
	2020	2019
Interest paid	$243,063	$423,539
Income tax paid	$-	$-

Business Combinations:
Current Assets	$1,734,663	$3,308,301
Property and equipment	$157,052	$207,604
Working capital adjustment receivable	$-	$553,643
Assumed liabilities	$(3,195,726)	$(4,668,977)
Goodwill	$1,720,726	$6,381,715
Net cash acquired in acquisition of Goedeker	$1,501,285	$1,285,214
Financing:
Due to seller (cash paid to seller day after closing)	$233,000	-
Term Loan	$-	$1,500,000
Debt discount financing costs	-	(178,000)
Warrant feature upon issuance of term loan	-	(229,244)
Term loan, net	$-	$1,092,756

Line of Credit	$-	$754,682
Debt discount on line of credit	-	(128,682)
Issuance of common shares on promissory note	-	(137,500)
Line of Credit, net	$-	$488,500

Promissory Notes	$855,000	$714,286
Promissory Note original issue and debt discount	-	(79,286)
Warrants issued in conjunction with notes payable		(292,673)
Promissory Note, net	$855,000	$342,327

9% Subordinated Promissory Note	$-	$4,700,000
Debt discount financing costs	-	(215,500)
9% Subordinated Promissory Note, net	$-	$4,484,500

Warrant liability	$-	$229,244
Common stock	415	-
Additional Paid in Capital	$829,585	$430,173

NOTE 20—SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2020 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements, except as set forth below.

Underwriting Agreement, Representative’s Warrants and Closing of IPO

On July 30, 2020, Goedeker entered into an underwriting agreement (the “Underwriting Agreement”) with ThinkEquity, a division of Fordham Financial Management, Inc., (the “Representative”), as representative of the underwriters set forth on Schedule 1 thereto (collectively, the “Underwriters”), relating to the IPO. Under the Underwriting Agreement, Goedeker agreed to sell 1,111,200 shares of common stock to the Underwriters, and also agreed to grant the Underwriters’ a 45-day over-allotment option to purchase an additional 166,577 shares of common stock, at a purchase price per share of $8.325 (the offering price to the public of $9.00 per share minus the underwriters’ discount).

Pursuant to the Underwriting Agreement, Goedeker also agreed to issue to the Representative and/or its affiliates warrants to purchase a number of shares of common stock equal in the aggregate to 5% of the total shares sold. The warrants will be exercisable at any time and from time to time, in whole or in part, beginning on January 26, 2021 until July 30, 2025, at a per share exercise price equal to $11.25 (125% of the public offering price per share).

On August 4, 2020, Goedeker sold 1,111,200 shares of its common stock to the Underwriters for total gross proceeds of $10,000,800. After deducting the underwriting commission and expenses, Goedeker received net proceeds of approximately $8,992,029. Goedeker also issued warrants for the purchase of 55,560 shares of common stock to affiliates of the Representative.

Repayment of Northpoint Loan

The Northpoint loan was terminated on May 18, 2020 and there is no outstanding balance as of June 30, 2020.

Repayment of Burnley Loan

On August 4, 2020, Goedeker used a portion of the proceeds from the IPO to repay the loan from Burnley (Note 9). The total payoff amount was $118,194, consisting of principal of $32,350 interest of $42 and prepayment, legal, and other fees of $85,802

Repayment of SBCC Loan

On August 4, 2020, Goedeker used a portion of the proceeds from the IPO to repay the loan from SBCC (Note 10). The total payoff amount was $1,122,412 consisting of principal of $1,066,640, interest of $11,773 and prepayment, legal, and other fees of $43,999.

Leonite Conversion and Repayment

On July 21, 2020, Leonite converted $50,000 of the outstanding balance of the secured convertible promissory note (Note 12) into 50,000 common shares of 1847 Holdings.

On August 4, 2020, Goedeker used a portion of the proceeds from the IPO to repay the secured convertible promissory note. The total payoff amount was $780,653, consisting of principal of $771,431 and interest of $9,222.

Payment on Subordinated Promissory Note

In accordance with the terms of the amended and restated note that became effective upon closing of the IPO on August 4, 2020 (Note 11), Goedeker used a portion of the proceeds from the IPO to pay $1,083,842 of the balance of the note.

Renewal of Home State Bank loan

As previously disclosed, Neese, a subsidiary of 1847 Holdings LLC, entered into a business loan agreement (the “Loan Agreement”) with Home State Bank (the “Lender”) on June 13, 2018 for a revolving line of credit, pursuant to which Neese issued a revolving promissory note to the Lender in the principal amount of $3,654,074 with an annual interest rate of 6.85% (the “Note”), which matured on July 20, 2020. Neese also entered into a commercial security agreement (the “Security Agreement”) with the Lender, pursuant to which the Note was secured by a security interest in certain assets of Neese.

On July 30, 2020, Neese entered into a change in terms agreement (the “Amendment”) with the Lender, pursuant to which: (i) the maturity date was extended to July 30, 2022; (ii) the interest rate was changed to 5.50%; (iii) Neese agreed to pay accrued interest in the amount of $95,970.42; (iv) Neese agreed to make payments of $30,000.00 beginning on September 30, 2020 and continuing thereafter on a monthly basis until maturity at which time a final interest payment is due; (v) Neese agreed to make a payment of $260,000.00 on December 30, 2020 and December 30, 2021; (vi) Neese agreed to make two new advances under the Note in the amounts $51,068.19 and $517,528.86 to repay in full Neese’s capital lease transactions due to Utica Leaseco LLC; (vii) Neese agreed to pay a loan fee of $17,500.00 at the time of signing the Amendment; and (viii) the Lender agreed to make a loan advance to checking for $17,500.00.

Except for the foregoing amendments, the terms of the Loan Agreement, the Note and the Security Agreement remain unchanged and in full force and effect.

Asien Promissory Note

On July 29, 2020, 1847 Asien executed a securities purchase agreement with the Wilhelmsen Family Trust, (the “Asien’s Seller”. Pursuant to the agreement, the Asien’s Seller sold to the 1847 Asien, 415,000 common shares of 1847 Holdings LLC at a purchase price of $2.50 per share. As consideration, 1847 Asien issued to the Asien’s Seller a two-year, 6% amortizing promissory note in the aggregate principal amount of $1,037,500.

One-half (50%) of the outstanding principal amount of this Note ($518,750) and all accrued interest thereon will be amortized on a two-year straight-line basis and is payable quarterly. The second-half (50%) of the outstanding principal amount of this Note ($518,750) with all accrued, but unpaid interest thereon is due on the second anniversary of the note, along with any other unpaid principal or accrued interest.

Arvest Promissory Note and Security Agreement

On July 19, 2020, Asien’s entered into a Promissory Note and Security Agreement with Arvest Bank dated July 10, 2020 (the “Arvest Loan Agreement”), pursuant to which Arvest Bank will provide to Asien’s a revolving loan for up to $400,000 (the “Arvest Loan”). The term of the Arvest Loan is one year. Interest will accrue on the Arvest Loan at a rate of 5.25%, subject to change in accordance with the Variable Rate (as defined in the Arvest Loan Agreement), the calculation for which is the U.S. Prime Rate plus 2%. Asien’s will pay accrued interest on the outstanding balance of the Arvest Loan in regular monthly payments beginning on August 10, 2020. A final payment of the entire unpaid outstanding principal and interest is due on July 10, 2021. Asien’s may prepay the Arvest Loan in full or in part at any time.

Pursuant to the terms of the arvest Loan Agreement, Asien’s has granted to Arvest Bank a security interest in its inventory and equipment, accounts and other rights of payments, and general intangibles, as such terms are defined in the Uniform Commercial Code. The Arvest Loan Agreement contains customary events of default, including the occurrence of the following: (i) a failure to make a payment in full when due; (ii) insolvency or bankruptcy; (iii) a merger, dissolution, reorganization of Asien’s; (iv) a consolidation with, or the acquisition of substantially all of the assets of, another entity; and (v) a violation by Asien of any term, condition or covenant in the Arvest Loan Agreement. The Arvest Loan Agreement contains customary representations, warranties, and affirmative and negative covenants for a loan of this type.

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

In May 2020, our subsidiary 1847 Asien Inc. (“1847 Asien”) acquired Asien’s Appliance, Inc. (“Asien’s”). Asien’s has been in business since 1948 serving the North Bay area of Sonoma County, California. It provides a wide variety of appliance services, including sales, delivery/installation, in-home service and repair, extended warranties, and financing. Its main focus is delivering personal sales and exceptional service to its customers at competitive prices.

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

Recent Developments

Impact of Coronavirus Pandemic

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. The virus has since spread to over 150 countries and every state in the United States. On March 11, 2020, the World Health Organization declared the outbreak a pandemic, and on March 13, 2020, the United States declared a national emergency. Most states and cities have reacted by instituting quarantines, restrictions on travel, “stay-at-home” rules and restrictions on the types of businesses that may continue to operate, as well as guidance in response to the pandemic and the need to contain it.

Effective April 6, 2020, the Governor of Missouri announced a stay-at-home order that was in effect until May 3, 2020. Pursuant to this order, non-essential businesses, such as Goedeker’s showroom, were forced to close. However, Goedeker’s call center and warehouse continued to operate. According to Missouri’s re-opening plan, retail stores, such as Goedeker’s showroom, may re-open effective May 4, 2020 but with limitations on the number of individuals allowed in the showroom. Goedeker had not yet determined when it may re-open. Since over 90% of Goedeker’s sales are completed online and its call center and warehouse and distribution operations continued to operate, the restrictions put in place have not yet had a negative impact on Goedeker’s operations. On June 16, 2020, Goedeker’s showroom re-opened to the public, with restrictions that masks be worn by customers and employees, in compliance with St Louis County mandates later issued on July 3, 2020 requiring face masks be worn in public places.

In Iowa, where Neese is located, non-essential businesses in certain counties, include where Neese’s principal office is located, began re-opening on May 1, 2020, but the pandemic has had a negative effect on business activity throughout Iowa.

Effective March 18, 2020, the County of Sonoma, California issued a shelter in place order. Pursuant to this order, non-essential businesses were ordered to close. Asien’s was qualified as an essential business and remained open under a modified service plan whereby customers were allowed access to the demonstration floor by appointment only with access limited to one customer party (following published guidelines a customer party was defined as no more than 3 adults and no children).  Customers and staff wore face masks at all times and hand sanitizer was available at the door and throughout the store.  Employees would wipe down all objects touched with disinfectant surface cleaner before the next appointment.  Effective June 6, 2020, Sonoma County modified the retail guidelines for essential businesses and Asien’s store allowed access for retail customer parties without appointment but with limitations on the number of individuals allowed in the store.  More recently, on July 13, 2020, the state of California issued new restrictions on business activities in certain counties, including Sonoma County, due to the increase in cases. These new restrictions primarily relate to indoor activities of certain businesses and do not affect retail stores, such as Asien’s; however, if the spread of the virus is not contained, we expect that additional restrictions may be imposed.

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

Goedeker and Asien’s are dependent upon suppliers to provide them with all of the products that they sell. The pandemic has impacted and may continue to impact suppliers and manufacturers of certain of their products. As a result, Goedeker and Asien’s have faced and may continue to face delays or difficulty sourcing certain products, which could negatively affect their business and financial results. Even if Goedeker and Asien’s are able to find alternate sources for such products, they may cost more, which could adversely impact their profitability and financial condition.

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

Subsequent events

Underwriting Agreement, Representative’s Warrants and Closing of IPO

On July 30, 2020, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with ThinkEquity, a division of Fordham Financial Management, Inc., (the “Representative”), as representative of the underwriters set forth on Schedule 1 thereto (collectively, the “Underwriters”), relating to the IPO. Under the Underwriting Agreement, Goedeker agreed to sell 1,111,200 shares of common stock to the Underwriters, and also agreed to grant the Underwriters’ a 45-day over-allotment option to purchase an additional 166,577 shares of common stock, at a purchase price per share of $8.325 (the offering price to the public of $9.00 per share minus the underwriters’ discount).

Pursuant to the Underwriting Agreement, Goedeker also agreed to issue to the Representative and/or its affiliates warrants to purchase a number of shares of common stock equal in the aggregate to 5% of the total shares sold. The warrants will be exercisable at any time and from time to time, in whole or in part, beginning on January 26, 2021 until July 30, 2025, at a per share exercise price equal to $11.25 (125% of the public offering price per share).

On August 4, 2020, Goedeker sold 1,111,200 shares of its common stock to the Underwriters for total gross proceeds of $10,000,800. After deducting the underwriting commission and expenses, Goedeker received net proceeds of approximately $8,992,029. Goedeker also issued warrants for the purchase of 55,560 shares of common stock to affiliates of the Representative.

Repayment of Northpoint Loan

The Northpoint loan was terminated on May 18, 2020 and there is no outstanding balance as of June 30, 2020.

Repayment of Burnley Loan

On August 4, 2020, Goedeker used a portion of the proceeds from the IPO to repay the loan from Burnley (Note 9). The total payoff amount was $118,194, consisting of principal of $32,350 interest of $42 and prepayment, legal, and other fees of $85,802

Repayment of SBCC Loan

On August 4, 2020, Goedeker used a portion of the proceeds from the IPO to repay the loan from SBCC (Note 10). The total payoff amount was $1,122,412 consisting of principal of $1,066,640, interest of $11,773 and prepayment, legal, and other fees of $43,999.

Leonite Conversion and Repayment

On July 24, 2020, Leonite converted $50,000 of the outstanding balance of the secured convertible promissory note (Note 12) into 50,000 common shares of 1847 Holdings.

On August 4, 2020, Goedeker used a portion of the proceeds from the IPO to repay the secured convertible promissory note. The total payoff amount was $780,653, consisting of principal of $771,431 and interest of $9,222.

Payment on Subordinated Promissory Note

In accordance with the terms of the amended and restated note that became effective upon closing of the IPO on August 4, 2020 (Note 11), Goedeker used a portion of the proceeds from the IPO to pay $1,083,842 of the balance of the note.

Renewal of Home State Bank loan

As previously disclosed, Neese, a subsidiary of 1847 Holdings LLC, entered into a business loan agreement (the “Loan Agreement”) with Home State Bank (the “Lender”) on June 13, 2018 for a revolving line of credit, pursuant to which Neese issued a revolving promissory note to the Lender in the principal amount of $3,654,074 with an annual interest rate of 6.85% (the “Neese Note”), which matured on July 20, 2020. Neese also entered into a commercial security agreement (the “Security Agreement”) with the Lender, pursuant to which the Neese Note was secured by a security interest in certain assets of Neese.

On July 30, 2020, Neese entered into a change in terms agreement (the “Amendment”) with the Lender, pursuant to which: (i) the maturity date was extended to July 30, 2022; (ii) the interest rate was changed to 5.50%; (iii) Neese agreed to pay accrued interest in the amount of $95,970.42; (iv) Neese agreed to make payments of $30,000.00 beginning on September 30, 2020 and continuing thereafter on a monthly basis until maturity at which time a final interest payment is due; (v) Neese agreed to make a payment of $260,000.00 on December 30, 2020 and December 30, 2021; (vi) Neese agreed to make two new advances under the Neese Note in the amounts $51,068.19 and $517,528.86 to repay in full Neese’s capital lease transactions due to Utica Leaseco LLC; (vii) Neese agreed to pay a loan fee of $17,500.00 at the time of signing the Amendment; and (viii) the Lender agreed to make a loan advance to checking for $17,500.00.

Except for the foregoing amendments, the terms of the Loan Agreement, the Neese Note and the Security Agreement remain unchanged and in full force and effect.

Asien Promissory Note

On July 29, 2020, 1847 Asien executed a securities purchase agreement with the Asien’s Seller. Pursuant to the agreement, the Asien’s Seller sold to 1847 Asien, 415,000 common shares of 1847 Holdings LLC at a purchase price of $2.50 per share. As consideration, 1847 Asien issued to the Asien’s Seller a two-year, 6% amortizing promissory note in the aggregate principal amount of $1,037,500 (the “Asien Note”).

One-half (50%) of the outstanding principal amount of the Asien Note ($518,750) \ and all accrued interest thereon will be amortized on a two-year straight-line basis and is payable quarterly. The second-half (50%) of the outstanding principal amount of the Asien Note ($518,750) \ with all accrued, but unpaid interest thereon is due on the second anniversary of the Asien Note, along with any other unpaid principal or accrued interest.

Arvest Promissory Note and Security Agreement

On July 19, 2020, Asien’s entered into a Promissory Note and Security Agreement with Arvest Bank dated July 10, 2020 (the “Arvest Loan Agreement”), pursuant to which Arvest Bank will provide to Asien’s a revolving loan for up to $400,000 (the “Arvest Loan”). The term of the Arvest Loan is one year. Interest will accrue on the Arvest Loan at a rate of 5.25%, subject to change in accordance with the Variable Rate (as defined in the Arvest Loan Agreement), the calculation for which is the U.S. Prime Rate plus 2%. Asien’s will pay accrued interest on the outstanding balance of the Arvest Loan in regular monthly payments beginning on August 10, 2020. A final payment of the entire unpaid outstanding principal and interest is due on July 10, 2021. Asien’s may prepay the Arvest Loan in full or in part at any time.

Pursuant to the terms of the arvest Loan Agreement, Asien’s has granted to Arvest Bank a security interest in its inventory and equipment, accounts and other rights of payments, and general intangibles, as such terms are defined in the Uniform Commercial Code. The Arvest Loan Agreement contains customary events of default, including the occurrence of the following: (i) a failure to make a payment in full when due; (ii) insolvency or bankruptcy; (iii) a merger, dissolution, reorganization of Asien’s; (iv) a consolidation with, or the acquisition of substantially all of the assets of, another entity; and (v) a violation by Asien of any term, condition or covenant in the Arvest Loan Agreement. The Arvest Loan Agreement contains customary representations, warranties, and affirmative and negative covenants for a loan of this type.

Management Fees

On April 15, 2013, the Company and the Manager entered into a management services agreement, pursuant to which the Company is required to pay the Manager a quarterly management fee equal to 0.5% of its adjusted net assets for services performed (the “Parent Management Fee”). The amount of the Parent Management Fee with respect to any fiscal quarter is (i) reduced by the aggregate amount of any management fees received by the Manager under any offsetting management services agreements with respect to such fiscal quarter, (ii) reduced (or increased) by the amount of any over-paid (or under-paid) Parent Management Fees received by (or owed to) the Manager as of the end of such fiscal quarter, and (iii) increased by the amount of any outstanding accrued and unpaid Parent Management Fees. The Company expensed $0 in Parent Management Fees for the six months ended June 30, 2020 and 2019, respectively.

1847 Neese entered into an offsetting management services agreement with the Manager on March 3, 2017, Goedeker entered into an offsetting management services agreement with the Manager on April 5, 2019 and 1847 Asien entered into an offsetting management services agreement with the Manager on May 28, 2020. Pursuant to the offsetting management services agreements, 1847 Neese appointed the Manager to provide certain services to it for a quarterly management fee equal to $62,500, Goedeker appointed the Manager to provide certain services to it for a quarterly management fee equal to the greater of $62,500 or 2% of adjusted net assets (as defined in the management services agreement) and 1847 Asien appointed the Manager to provide certain services to it for a quarterly management fee equal to the greater of $75,000 or 2% of adjusted net assets (as defined in the management services agreement); provided, however, in each case that (i) pro rated payments shall be made in the first quarter and the last quarter of the term, (ii) if the aggregate amount of management fees paid or to be paid by 1847 Neese, Goedeker or 1847 Asien, together with all other management fees paid or to be paid by all other subsidiaries of the Company to the Manager, in each case, with respect to any fiscal year exceeds, or is expected to exceed, 9.5% of the Company’s gross income with respect to such fiscal year, then the management fee to be paid by 1847 Neese, Goedeker or 1847 Asien for any remaining fiscal quarters in such fiscal year shall be reduced, on a pro rata basis determined by reference to the management fees to be paid to the Manager by all of the subsidiaries of the Company, until the aggregate amount of the management fee paid or to be paid by 1847 Neese, Goedeker or 1847 Asien, together with all other management fees paid or to be paid by all other subsidiaries of the Company to the Manager, in each case, with respect to such fiscal year, does not exceed 9.5% of the Company’s gross income with respect to such fiscal year, and (iii) if the aggregate amount the management fee paid or to be paid by 1847 Neese, Goedeker or 1847 Asien, together with all other management fees paid or to be paid by all other subsidiaries of the Company to the Manager, in each case, with respect to any fiscal quarter exceeds, or is expected to exceed, the Parent Management Fee with respect to such fiscal quarter, then the management fee to be paid by 1847 Neese, Goedeker or 1847 Asien for such fiscal quarter shall be reduced, on a pro rata basis, until the aggregate amount of the management fee paid or to be paid by 1847 Neese, Goedeker or 1847 Asien, together with all other management fees paid or to be paid by all other subsidiaries of the Company to the Manager, in each case, with respect to such fiscal quarter, does not exceed the Parent Management Fee calculated and payable with respect to such fiscal quarter.

Each of 1847 Neese, Goedeker or 1847 Asien shall also reimburse the Manager for all of its costs and expenses which are specifically approved by its board of directors, including all out-of-pocket costs and expenses, which are actually incurred by the Manager or its affiliates on behalf of 1847 Neese, Goedeker or 1847 Asien in connection with performing services under the offsetting management services agreements.

1847 Neese expensed $125,000 in management fees for the six months ended June 30, 2020 and 2019. Under terms of the term loan from Home State Bank described below, no fees may be paid to the Manager without permission of the bank, which the Manager does not expect to be granted within the forthcoming year. Accordingly, $575,808 due from 1847 Neese to the Manager is classified as a long-term accrued liability as of June 30, 2020.

Goedeker expensed $125,000 and $58,790 in management fees for the six months ended June 30, 2020 and 2019, respectively. Payment of the management fee is subordinated to the payment of interest on the 9% subordinated promissory note described below, such that no payment of the management fee may be made if Goedeker is in default under the note with regard to interest payments and, for the avoidance of doubt, such payment of the management fee will be contingent on Goedeker being in good standing on all associated loan covenants. In addition, during the period that that any amounts are owed under the 9% subordinated promissory note or the earn out payments, the annual management fee shall be capped at $250,000. The rights of the Manager to receive payments under the offsetting management services agreement with Goedeker are also subordinate to the rights of Burnley and SBCC (each as defined below) under separate subordination agreements that the Manager entered into with Burnley and SBCC on April 5, 2019. Accordingly, $188,653 due from Goedeker to the Manager is classified as an accrued liability as of June 30, 2020.

1847 Asien expensed $28,022 in management fees for the six months ended June 30, 2020.

On a consolidated basis, we expensed total management fees of $278,022 and $183,790 for the six months ended June 30, 2020 and 2019, respectively, and $216,675 due to the Manager is classified as an accrued liability and $575,808 as non-current accrued liability as of June 30, 2020.

Segments

We have two reportable segments: the retail and appliances segment and the land management services segment. Additionally, unallocated shared-service costs, which include various corporate level expenses and other governance functions, are presented as corporate services.

The retail and appliances segment, operated by Goedeker, is comprised of a retail store and an e-commerce destination for home furnishings, including appliances, furniture, home goods and related products. In May 2020, the Company’s Asien acquisition located in Santa Rosa, California, provides a wide variety of appliance services including sales, delivery, installation, service and repair, extended warranties, and financing to the North Bay area.

The land management services segment, operated by Neese, is comprised of professional services for waste disposal and a variety of agricultural services, wholesaling of agricultural equipment and parts, local trucking services, various shop services, and sales of other products and services.

Results of Operations

Comparison of Three Months Ended June 30, 2020 and 2019

The following table sets forth key components of our results of operations during the three months ended June 30, 2020 and 2019, both in dollars and as a percentage of our revenue.

	June 30, 2020		June 30, 2019
	Amount	% of Revenues	Amount	% of Revenues
Revenues
Services	$766,927	4.4%	$976,327	8.0%
Sales of parts and equipment	316,976	1.8%	615,836	5.0%
Furniture and appliances	16,471,014	93.8%	10,616,050	87.0%
Total revenues	17,554,917	100.0%	12,208,213	100.0%
Operating expenses
Cost of sales	13,882,672	79.1%	9,331,976	76.4%
Personnel costs	1,526,434	8.7%	1,439,036	11.8%
Depreciation and amortization	407,909	2.3%	349,264	2.9%
Fuel	82,435	0.5%	171,888	1.4%
General and administrative	3,115,893	17.7%	1,710,935	14.0%
Total operating expenses	19,015,343	108.3%	13,003,099	106.5%
Net loss from operations	(1,460,426)	(8.3)%	(794,886)	(6.5)%
Other income (expense)
Financing costs	(111,178)	(0.6)%	(167,406)	(1.4)%
Loss on extinguishment of debt	(948,856)	(5.4)%	-	0.0%
Interest expense	(350,385)	(2.0)%	(306,568)	(2.5)%
Loss on acquisition receivable	(809,000)	(4.6)%	-	0.0%
Change in warrant liability	(2,127,656)	(12.1)%	5,089	0.0%
Other income (expense)	3,942	0.0%	2,600	0.0%
Gain (loss) on sale of property and equipment	37,767	0.2%	-	0.0%
Total other income (expense)	(4,305,366)	(24.5)%	(466,285)	(3.9)%
Net loss before income taxes	(5,765,787)	(32.8)%	(1,261,171)	(10.3)%
Income tax benefit	(953,953)	(5.4)%	5,431	0.0%
Net loss before non-controlling interests	(4,811,839)	(27,4)%	(1,255,740)	(10.3)%
Less net loss attributable to non-controlling interests	(1,269,137)	(7.2)%	(430,789)	(3.5)%
Net loss attributable to company shareholders	$(3,542,702)	(20.2)%	$(824,951)	(6.8)%

Total revenues. Our total revenues were $17,554,917 for the three months ended June 30, 2020, including $1,185,980 from Asien’s for the period from May 29, 2020 to June 30, 2020, as compared to $12,208,213 for the three months ended June 30, 2019.

The retail and appliances segment generates revenue through the sales of home furnishings, including appliances, furniture, home goods and related products. Revenues from the retail and appliances segment was $16,471,014 for the three months ended June 30, 2020 as compared $10,616,050 for the period from April 6, 2019 to June 30, 2019. The increase was due to a full quarter of sales from the prior Goedeker acquisition and increased sales volume to meet appliance and furniture demand under Covid-19 and to increased advertising and marketing activities.

The following table summarizes our revenues by sales type:

	Three Months Ended June 30, 2020	Period from April 6, 2019 to June 30, 2019
Appliance sales	$13,188,035	$8,759,916
Furniture sales	2,944,013	1,702,284
Other sales	338,966	153,850
Total revenues	$16,471,014	$10,616,050

The land management services segment generates revenue through the provision of waste disposal and a variety of land application services, wholesaling of agricultural equipment and parts, local trucking services, various shop services, and sales of other products and services. Revenues from the land management segment decreased by $508,289, or 32%, to $1,083,903 for the three months ended June 30, 2020 from $1,592,192 for the three months ended June 30, 2019. Such decrease resulted from a $209,399 decrease in services revenue and $298,860 decrease in sales of parts and equipment. The decrease in services revenue was primarily due to a $232,635 decline in trucking revenue primarily attributable to COVID related reduced demand for trucking services. The following table summarizes our revenues by type for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019
Services
Trucking	$278,734	$511,369
Waste hauling	321,919	272,028
Repairs	45,609	84,679
Other	120,665	108,250
Total services	766,927	976,326
Sales of parts and equipment	316,976	615,836
Total revenues	$1,083,903	$1,592,192

Cost of sales. Cost of sales for the retail and appliances segment consist of the cost of purchased merchandise plus the cost of delivering merchandise and where applicable installation, net of promotional rebates and other incentives received from vendors. Cost of sales for the land management services segment consist of the direct costs of our equipment and parts. Our total cost of sales was $13,882,672 for the three months ended June 30, 2020, including $923,892 from Asien’s for the period from May 29, 2020 to June 30, 2020, as compared to $9,331,976 for the three months ended June 30, 2019.

Cost of sales for the retail and appliances segment was $13,609,051 for the three months ended June 30, 2020, including $923,892 from Asien’s for the period from May 29, 2020 to June 30, 2020, as compared to $8,772,572 for the period from April 6, 2019 to June 30, 2019. Such increase was due to the increase in sales volume to meet appliance and furniture demand under Covid-19, and to increased advertising and marketing activities. As a percentage of retail and appliances revenues, cost of sales was 83% for the three months ended June 30, 2020.

Cost of sales for the land management services segment parts and equipment decreased by $285,825, or 51.1%, to $273,621 for the three months ended June 30, 2020 from $559,446 for the three months ended June 30, 2019. As a percentage of the sales of parts and equipment, cost of sales was 86.2% and 90.6% for the three months ended June 30, 2020 and 2019, respectively. The sale of a $205,628 tractor at costs to another dealer in the three-months ended June 30, 2019 was attributable to a higher cost in the prior year period.

Personnel costs. Personnel costs include employee salaries and bonuses plus related payroll taxes. It also includes health insurance premiums, 401(k) contributions, and training costs. Our personnel costs were $1,526,434 for the three months ended June 30, 2020, including $81,284 from Asien’s for the period from May 29, 2020 to June 30, 2020, as compared to $1,439,036 for the three months ended June 30, 2019.

Personnel costs for the retail and appliances segment was $1,121,396 for the three months ended June 30, 2020 as compared to $893,008 for the period from April 6, 2019 to June 30, 2019. Such increase was due to hiring additional senior management, and other staff needed for increased customer demand for product.

Personnel costs for the land management services segment decreased by $140,991, or 25.8%, to $405,038 for the three months ended June 30, 2020 from $546,029 for the three months ended June 30, 2019. Such decrease was due to reduction of staff attributable to COVID related reduced demand for trucking services .

Fuel costs. Fuel costs, which are attributable to our land management services segment, include fuel for our on-road trucking and off-road manure spreading services. Our fuel costs decreased by $89,453, or 52.0%, to $82,435 for the three months ended June 30, 2020 from $171,888 for the three months ended June 30, 2019. The decrease in fuel costs is the result of a decline in market prices for fuel purchases and the decline in trucking services provided.

General and administrative expenses. Our general and administrative expenses consist primarily of professional advisor fees, stock-based compensation, bad debts reserve, rent expense, advertising, bank fees, and other expenses incurred in connection with general operations. Our total general and administrative expenses increased by $1,406,426, or 82.1%, to $3,115,893 for the three months ended June 30, 2020, including $350,459 from Asien’s for the period from May 29, 2020 to June 30, 2020, from $1,710,935 for the three months ended June 30, 2019.

General and administrative expenses for the retail and appliances segment was $2,333,230 for the three months ended June 30, 2020 as compared to $1,289,833 for the period from April 6, 2019 to June 30, 2019. Such increase was primarily due to $350,459 of Asien expenses for the period from May 29, 2020 to June 30, 2020, and also to additional advertising expenses and bank fees due to the increase in customer orders and revenue. As a percentage of retail and appliances revenue, general and administrative expenses for the retail and appliances segment amounted to 14.2% for the three months ended June 30, 2020.

General and administrative expenses for the land management services segment decreased by $81,232, or 21.3%, to $300,288 for the three months ended June 30, 2020 from $381,520 for the three months ended June 30, 2019. The decrease primarily resulted from a decrease in equipment repairs of $50,380, decrease in general and administrative costs of $16,619, and a decrease of professional fees of $14,232. As a percentage of land management services revenue, general and administrative expenses for the land management services segment amounted to 27.7% and 35.1% for the three months ended June 30, 2020 and 2019, respectively.

General and administrative expenses for our holding company increased by $442,786, or 1,118.7%, to $482,368 for the three months ended June 30, 2020, from $39,582 for the three months ended June 30, 2019. The increase was due to an increase in professional fees of $42,115 compared to the prior year and issuance of stock-based compensation in the current year of $436,386.

Total other income (expense). We had $4,305,366 in total other expense, net, for the three months ended June 30, 2020, as compared to other expense, net, of $466,285 for the three months ended June 30, 2019. Other expense in the three months ended June 30, 2020 consisted primarily of interest expense of interest expense of $350,385, amortization of financing costs of $111,178, loss on debt modification and extinguishment of $948,856, loss on acquisition working capital receivable of $809,000, change in the warrant liability of 1847 Goedeker warrants of $2,127,656 offset by gain on sale of property and equipment of $37,767 and other income of $3,942. while other expense for the three months ended June 30, 2019 consisted of financing costs of $167,406 and interest expense, net, of $306,568, offset by a change in warrant liability and other income of $7,689.

Net loss attributable to company shareholders. As a result of the cumulative effect of the factors described above, our net loss attributable to our shareholders increased by $2,717,751, or 329.4%, to $3,542,702 for the three months ended June 30, 2020 from $824,951 for the three months ended June 30, 2019.

Comparison of Six Months Ended June 30, 2020 and 2019

The following table sets forth key components of our results of operations during the six months ended June 30, 2020 and 2019, both in dollars and as a percentage of our revenue.

	June 30, 2020		June 30, 2019
	Amount	% of Revenues	Amount	% of Revenues
Revenues
Services	$1,213,026	4.3%	$1,551,724	11.9%
Sales of parts and equipment	605,047	2.2%	852,810	6.5%
Furniture and appliances	26,148,192	93.5%	10,616,050	81.5%
Total revenues	27,966,265	100.0%	13,020,584	100.0%
Operating expenses
Cost of sales	22,249,110	79.6%	9,545,726	73.3%
Personnel costs	3,290,884	11.8%	1,896,233	14.6%
Depreciation and amortization	811,145	2.9%	688,086	5.3%
Fuel	186,199	0.7%	360,265	2.8%
General and administrative	4,963,682	17.7%	2,086,670	16.0%
Total operating expenses	31,501,020	112.7%	14,576,980	112.0%
Net loss from operations	(3,534,755)	(12.6)%	(1,556,396)	(12.0)%
Other income (expense)
Financing costs	(313,960)	(1.1)%	(175,506)	(1.3)%
Loss on extinguishment of debt	(948,856)	(3.4)%	-	0.0%
Interest expense	(683,939)	(2.4)%	(450,860)	(3.5)%
Loss on acquisition receivable	(809,000)	(2.9)%	-	0.0%
Change in warrant liability	(2,127,656)	(7.6)%	2,600	0.0%
Other income (expense)	6,325	0.0%	5,089	0.0%
Gain (loss) on sale of property and equipment	37,767	0.1%	24,224	0.2%
Total other income (expense)	(4,839,319)	(17.3)%	(594,453)	(4.6)%
Net loss before income taxes	(8,374,074)	(29.9)%	(2,150,849)	(16.5)%
Income tax benefit	(1,451,753)	(5.2)%	259,850	2.0%
Net loss before non-controlling interests	(6,922,321)	(24.8)%	(1,890,999)	(14.5)%
Less net loss attributable to non-controlling interests	(2,007,322)	(7.2)%	(697,469)	(5.2)%
Net loss attributable to company shareholders	$(4,914,999)	(17.6)%	$(1,193,530)	(9.2)%

Total revenues. Our total revenues were $27,966,265 for the six months ended June 30, 2020, including $1,185,980 from Asien’s for the period from May 29, 2020 to June 30, 2020, as compared to $13,020,584 for the six months ended June 30, 2019.

Revenues from the retail and appliances segment was $26,148,192, including $1,185,980 from Asien’s for the period from May 29, 2020 to June 30, 2020, for the six months ended June 30, 2020 as compared $10,616,050 for the period from April 6, 2019 to June 30, 2019.

The following table summarizes our revenues by sales type:

	Six Months Ended June 30, 2020	Period from April 6, 2020 to June 30, 2020
Appliance sales	$21,316,809	$8,759,916
Furniture sales	4,326,378	1,702,284
Other sales	505,005	153,850
Total revenues	$26,148,192	$10,616,050

Revenues from the land management segment decreased by $586,461, or 24.4%, to $1,818,073 for the six months ended June 30, 2020 from $2,404,534 for six three months ended June 30, 2019. Such decrease resulted from a $338,698 decrease in services revenue and by a $247,763 decrease in sales of parts and equipment. The decrease in services revenue was primarily due to a $364,344 decline in trucking revenue primarily attributable to COVID related reduced demand for trucking services compared to 2019. The following table summarizes our revenues by type for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
Services
Trucking	$519,497	$883,841
Waste hauling	439,049	376,357
Repairs	106,293	137,607
Other	148,187	153,919
Total services	1,213,026	1,551,724
Sales of parts and equipment	605,047	852,810
Total revenues	$1,818,073	$2,404,534

Cost of sales. Our total cost of sales was $22,249,110 for the six months ended June 30, 2020, including $923,892 from Asien’s for the period from May 29, 2020 to June 30, 2020, as compared to $9,545,726 for the six months ended June 30, 2019.

Cost of sales for the retail and appliances segment was $21,720,220, including $923,892 from Asien’s for the period from May 29, 2020 to June 30, 2020, for the six months ended June 30, 2020 as compared to $8,772,572 for the period from April 6, 2019 to June 30, 2019. As a percentage of retail and appliances revenues, cost of sales was 83% for the six months ended June 30, 2020.

Cost of sales for the land management segment sale of parts and equipment decreased by $244,265, or 31.6%, to $528,889 for the six months ended June 30, 2020 from $773,154 for the six months ended June 30, 2019. As a percentage of the sales of parts and equipment, land management services revenues, cost of sales was 87.4% and 90.7% for the six months ended June 30, 2020 and 2019, respectively. Such decrease was due to the sale of a $205,628 tractor at cost to another dealer in the six-months ended June 30, 2019.

Personnel costs. Our personnel costs were $3,290,884 for the six months ended June 30, 2020 as compared to $1,896,233 for the six months ended June 30, 2019.

Personnel costs for the retail and appliances segment was $2,432,879 for the six months ended June 30, 2020, including $81,284 from Asien’s for the period from May 29, 2020 to June 30, 2020, as compared to $893,008 for the period from April 6, 2019 to June 30, 2019.

Personnel costs for the land management services segment decreased by $145,221, or 14.5%, to $858,005 for the six months ended June 30, 2020 from $1,003,226 for the six months ended June 30, 2019. Such decrease was due to reduction of staff attributable to COVID related reduced demand for trucking services.

Fuel costs. Our fuel costs decreased by $174,066, or 48.3%, to $186,199 for the six months ended June 30, 2020 from $360,265 for the six months ended June 30, 2019. The decrease in fuel costs is the result of a decline in market prices for fuel purchases and the decline in trucking services provided.

General and administrative expenses. Our total general and administrative expenses increased by $2,878,480, or 137.9%, to $4,963,682 for the six months ended June 30, 2020 from $2,086,670 for the three months ended June 30, 2019.

General and administrative expenses for the retail and appliances segment was $3,811,052 for the six months ended June 30, 2020, including $350,459 from Asien’s for the period from May 29, 2020 to June 30, 2020, as compared to $1,289,833 for the period from April 6, 2019 to June 30, 2019. As a percentage of retail and appliances revenue, general and administrative expenses for the retail and appliances segment amounted to 14.6% for the six months ended June 30, 2020.

General and administrative expenses for the land management services segment decreased by $85,983, or 12.0%, to $630,978 for the six months ended June 30, 2020 from $716,961 for the six months ended June 30, 2019. The decrease primarily resulted from a decrease in maintenance and repairs of $55,199 and insurance of $34,233. As a percentage of land management services revenue, general and administrative expenses for the land management services segment amounted to 34.7% and 32.1% for the six months ended June 30, 2020 and 2019, respectively.

General and administrative expenses for our holding company increased by $441,779, or 553.1%, to $521,653 for the six months ended June 30, 2020, from $79,877 for the six months ended June 30, 2019. The increase was due to a increase in professional fees compared to the prior year and issuance of stock-based compensation in the current year of $436,386.

Total other income (expense). We had $4,839,319 in total other expense, net, for the six months ended June 30, 2020, as compared to other expense, net, of $594,453 for the six months ended June 30, 2019. Other expense in the six months ended June 30, 2020 consisted primarily of interest expense of $683,939, amortization of financing costs of $313,960, loss on debt modification and extinguishment of $948,856, loss on acquisition working capital receivable of $809,000, change in the warrant liability of 1847 Goedeker warrants of $2,127,656 offset by gain on sale of property and equipment of $37,767 and other income of $6,325. while other expense for the six months ended June 30, 2019 consisted of financing costs of $175,506 and interest expense, net, of $450,860, offset by gain on sale of property and equipment of $24,224 and a change in warrant liability and other income of $7,689.

Net loss attributable to company shareholders. As a result of the cumulative effect of the factors described above, our net loss attributable to our shareholders increased by $3,721,469, or 311.8%, to $4,914,999 for the six months ended June 30, 2020 from $1,193,530 for the six months ended June 30, 2019.

Liquidity and Capital Resources

As of June 30, 2020, we had cash and cash equivalents of $4,515,991. To date, we have financed our operations primarily through cash proceeds from financing activities, borrowings and equity contributions by our shareholders.

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

At June 30, 2020, Goedeker did not meet certain loan covenants under the loan and security agreements with Burnley Capital LLC and Small Business Community Capital II, L.P. The agreements require compliance with the following ratios as a percentage of earnings before interest, taxes, depreciation, and amortization for the twelve-month period ended June 30, 2020. The table below shows the required ratio and actual ratio for such period.

Covenant	Actual Ratio	Required Ratio
Total debt ratio	(2.9)x	4.0x
Senior debt ratio	(0.7)x	1.5x
Interest coverage ratio	(1.2)x	1.0x

In addition, Goedeker was not in compliance with a requirement with respect to the liquidity ratio, which is the ratio of cash and available borrowings to customer deposits. At June 30, 2020, the actual ratio was 0.36x compared to a requirement of 0.35x.

Accordingly, Goedeker is in technical, not payment default, on these loan and security agreements and we have classified such debt as a current liability. We have developed plans that will return us to full compliance, including the recently completed underwritten public offering of Goedeker’s common stock (the “IPO”), the proceeds of which were used to repay these two loans. Goedeker filed a registration statement on Form S-1 relating to the IPO on April 22, 2020. In addition, we have taken the following two steps that we believe will positively impact our retail and appliance business:

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

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the period indicated:

Cash Flow

	Six Months Ended June 30,
	2020	2019
Net cash provided by (used in) operating activities	$3,800,759	$(452,738)
Net cash provided by investing activities	1,253,781	1,310,088
Net cash used in financing activities	(777,309)	(873,394)
Net decrease in cash and cash equivalents	4,277,231	(16,044)
Cash and cash equivalents at beginning of period	238,760	333,880
Cash and cash equivalent at end of period	$4,515,991	$317,836

Net cash provided by operating activities was $3,800,759 for the six months ended June 30, 2020, as compared to net cash used in operating activities of $452,738 for the six months ended June 30, 2019. For the six months ended June 30, 2020, the net loss of $6,922,321, an increase in deferred taxes and uncertain tax position of $1,201,753, an increase in inventory of $514,236, an increase in vendor deposits of $50,542, offset by depreciation and amortization of $811,145, stock compensation of $436,386, amortization of financing related costs and extinguishment of debt of $393,507, an increase in accounts payable and accrued expenses of $3,019,374, an increase in customer deposits of $5,861,609 and a change in warrant liability of $2,127,656, were the primary drivers of the net cash used in operating activities. were the primary drivers of the net cash used in operating activities. For the six months ended June 30, 2019, the net loss of $1,890,999, a decrease in accounts receivable of $1,246,154, and a decrease in uncertain tax position of $259,831, offset by an increase in customer deposits of $1,107,639, depreciation and amortization of $688,086, an increase in accounts payable and accrued expenses of $607,378 and an decrease in inventory of $315,390, were the primary drivers of the net cash used in operating activities.

Net cash provided by investing activities was $1,253,781, for the six months ended June 30, 2020, as compared to net cash provided by investing activities of $1,310,088 for the six months ended June 30, 2019. For the six months ended June 30, 2020, net cash provided by investing activities consisted of net cash acquired in the acquisition of Asien of $1,268,285 and proceeds from sale of fixed assets of $31,500, offset of the purchase of equipment of $46,004, while net cash provided by investing activities for the six months ended June 30, 2019 consisted of net cash acquired in the acquisition of Goedeker of $1,285,214 and proceeds from sale of fixed assets of $39,750, offset by purchase of equipment in the amount of $14,876.

Net cash used in financing activities was $777,309 for the six months ended June 30, 2020, as compared to $873,394 for the six months ended June 30, 2019. For the six months ended June 30, 2020, net cash used in financing activities consisted of repayment of notes payable of $1,197,796, net repayments of the lines of credit of $443,270 and repayment of the financing lease of $162,443 net of proceeds from term loans of $1,026,200, while net cash used in financing activities for the six months ended June 30, 2019 consisted of repayments of notes payable of $483,266, repayments of capital lease obligations of $302,099 and repayments of short-term borrowing $88,029.

Grid Promissory Note

On January 3, 2018, the Company issued a grid promissory note to the Manager in the initial principal amount of $50,000. The note provides that the Company may from time to time request additional advances from the Manager up to an aggregate additional amount of $100,000, which will be added to the note if the Manager, in its sole discretion, so provides. Interest shall accrue on the unpaid portion of the principal amount and the unpaid portion of all advances outstanding at a fixed rate of 8% per annum, and along with the outstanding portion of the principal amount and the outstanding portion of all advances, shall be payable in one lump sum due on the maturity date, January 3, 2021. If all or a portion of the principal amount or any advance under the note, or any interest payable thereon is not paid when due (whether at the stated maturity, by acceleration or otherwise), such overdue amount shall bear interest at a rate of 12% per annum. In the event the Company completes a financing involving at least $500,000, the Company must, contemporaneously with the closing of such financing transaction, repay the entire outstanding principal and accrued and unpaid interest on the note. The note is unsecured and contains customary events of default. As of June 30, 2020, the Manager has advanced $119,400 of the note and the Company has accrued interest of $21,944.

Revolving Loan – Northpoint

On June 24, 2019, Goedeker, as borrower, entered into a loan and security agreement with Northpoint Commercial Finance LLC (“Northpoint”), which was amended on August 2, 2019, for revolving loans up to an aggregate maximum loan amount of $1,000,000 for the acquisition, financing or refinancing by Goedeker of inventory at an interest rate of LIBOR plus 7.99%. There is no outstanding balance of the line of credit as of June 30, 2020.

The loan and security agreement contains customary events of default, representations, warranties and affirmative and negative financial and other covenants for a loan of this type. The loans are secured by a security interest in all of the inventory of Goedeker that is manufactured or sold by vendors identified in the loan and security agreement and are guaranteed by 1847 Goedeker.

Revolving Loan - Burnley

On April 5, 2019, Goedeker, as borrower, and 1847 Goedeker entered into a loan and security agreement with Burnley Capital LLC (“Burnley”) for revolving loans in an aggregate principal amount that will not exceed the lesser of (i) the borrowing base or (ii) $1,500,000 (provided that such amount may be increased to $3,000,000 in Burnley’s sole discretion) minus reserves established Burnley at any time in accordance with the loan and security agreement. The “borrowing base” means an amount equal to the sum of the following: (i) the product of 85% multiplied by the liquidation value of Goedeker’s inventory (net of all liquidation costs) identified in the most recent inventory appraisal by an appraiser acceptable to Burnley (ii) multiplied by Goedeker’s eligible inventory (as defined in the loan and security agreement), valued at the lower of cost or market value, determined on a first-in-first-out basis. In connection with the closing of the acquisition of Goedeker Television’s business on April 5, 2019, Goedeker borrowed $744,000 under the loan and security agreement and issued a revolving note to Burnley in the principal amount of up to $1,500,000. There is no available borrowing base and the balance of the line of credit amounts to $456,104 as of June 30, 2020, comprised of principal of $584,938 and net of unamortized debt discount of $68,834.

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

Term Loan - SBCC

On April 5, 2019, Goedeker, as borrower, and 1847 Goedeker entered into a loan and security agreement with Small Business Community Capital II, L.P. (“SBCC”) for a term loan in the principal amount of $1,500,000, pursuant to which Goedeker issued to SBCC a term note in the principal amount of up to $1,500,000 and a ten-year warrant to purchase shares of the most senior capital stock of Goedeker equal to 5.0% of the outstanding equity securities of Goedeker on a fully-diluted basis for an aggregate price equal to $100. The Company classified the warrant as a derivative liability on the balance sheet of $122,344 and subject to remeasurement on every reporting period. The balance of the term note amounts to $877,604 as of June 30, 2020, comprised of principal of $1,130,826, capitalized PIK interest of $27,473, and net of unamortized debt discount of $122,375 and unamortized warrant feature of $158,320.

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

Term Loan - Home State Bank

On June 13, 2018, Neese entered into a term loan agreement with Home State Bank, pursuant to which Neese issued a promissory note to Home State Bank in the principal amount of $3,654,074 with an annual interest rate of 6.85% with covenants to maintain a minimum debt coverage ratio of 1.00 to 1.25 measured at December 31, 2019. Neese did not comply with this covenant for the year ended December 31, 2019. Accordingly, because of the violation of this covenant and because the loan matured July 20, 2020, the loan is classified as a current liability in the balance sheet. Pursuant to the terms of the note, Neese will make semi-annual payments of $302,270 beginning on January 20, 2019 and continuing every six months thereafter until July 20, 2020, the maturity date; provided however, that Neese will pay the note in full immediately upon demand by Home State Bank. The principal balance of the note amounts to $2,953,910 as of June 30, 2020.

The loan agreement contains customary events of default, representations and warranties and covenants. Upon an event of default, the interest rate on the note will be increased by 3 percentage points. However, in no event will the interest rate exceed the maximum interest rate limitations under applicable law.

The loan is secured by inventory, accounts receivable, and certain fixed assets of Neese. The loan agreement limited the payment of interest on certain promissory notes to $40,000 annually. The Company continues to accrue interest at the contractual amounts. Such accruals (in excess of $40,000 in interest on the promissory notes) are shown as long-term accrued expenses in the accompanying balance sheet as of June 30, 2020.

If the Company sells property, plant, and equipment securing the loan, it must remit the appraised value of the equipment to Home State Bank. During the six months ended June 30, 2020 and 2019, $145,690 and $21,500, respectively, was remitted to Home State Bank pursuant to this requirement.

On July 30, 2020, Neese entered into a change in terms agreement (the “Amendment”) with the Lender, pursuant to which: (i) the maturity date was extended to July 30, 2022; (ii) the interest rate was changed to 5.50%; (iii) Neese agreed to pay accrued interest in the amount of $95,970.42; (iv) Neese agreed to make payments of $30,000.00 beginning on September 30, 2020 and continuing thereafter on a monthly basis until maturity at which time a final interest payment is due; (v) Neese agreed to make a payment of $260,000.00 on December 30, 2020 and December 30, 2021; (vi) Neese agreed to make two new advances under the note in the amounts $51,068.19 and $517,528.86 to repay in full Neese’s capital lease transactions due to Utica Leaseco LLC; (vii) Neese agreed to pay a loan fee of $17,500.00 at the time of signing the Amendment; and (viii) the Lender agreed to make a loan advance to checking for $17,500.00.

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

The note carries an original issue discount of $64,286 to cover Leonite’s legal fees, accounting fees, due diligence fees and/or other transactional costs incurred in connection with the purchase of the note. Furthermore, the Company issued 50,000 shares of common stock valued at $137,500 and a debt-discount related to the warrants valued at $292,673. The Company amortized $129,343 of financing costs related to the shares and warrants in the six months ended June 30, 2020.

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

In connection with the amendment, (i) the Company issued to Leonite another five-year warrant to purchase 200,000 common shares at an exercise price of $1.25 per share (subject to adjustment), which may be exercised on a cashless basis and (ii) upon closing of the Asien’s acquisition, 1847 Asien issued to Leonite shares of common stock equal to a 5% interest in 1847 Asien. The amendment represented a prepayments of principal and accrued interest resulting in a debt extinguishments recorded an aggregate extinguishment loss of $773,856.

On May 4, 2020, Leonite converted $100,000 of the outstanding balance of the note into 100,000 common shares. The remaining net principal balance of the note is $821,431 at June 30, 2020.

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

9% Subordinated Promissory Note

A portion of the purchase price for the acquisition of assets of Goedeker Television was paid by the issuance by Goedeker to Steve Goedeker, as representative of Goedeker Television (the “Goedeker Seller”), of a 9% subordinated promissory note in the principal amount of $4,100,000. The note will accrue interest at 9% per annum, amortized on a five-year straight-line basis and payable quarterly in accordance with the amortization schedule attached thereto, and mature on April 5, 2023. The remaining balance of the note at June 30, 2020 is $3,395,243, comprised of principal of $3,930,293 and net of unamortized debt discount of $535,050.

The note is currently unsecured and contains customary events of default. The rights of the Goedeker Seller to receive payments under the note are subordinate to the rights of Northpoint, Burnley and SBCC under separate subordination agreements that the Goedeker Seller entered into with them.

On June 2, 2020 the parties entered into an amendment and restatement of the note that will become effective as of the closing of the IPO, pursuant to which (i) the principal amount of the existing note shall be increased by $250,0000, (ii) upon the closing of the IPO, Goedeker agreed to make all payments of principal and interest due under the note through the date of the closing, and (iii) from and after the closing, the interest rate of the note shall be increased from 8% to 12%. Goedeker also agreed to grant to the sellers, Goedeker Television, Steve Goedeker and Mike Goedeker, a security interest in all of the assets of Goedeker to secure its obligations under the amended and restated note and entered into a security agreement with them that will become effective upon the closing of the IPO.

At the closing of the IPO, Goedeker agreed to pay $516,301.26 to the sellers, which is equal to the principal due and owing for quarters 2, 3 and 4 under the note plus accrued interest thereon, which is equal to $324,671.94 as of June 1, 2020 and will accrue at a rate of $983.85 per day thereafter.

10% Promissory Note

A portion of the purchase price for the acquisition of Neese was paid by the issuance of a promissory note in the principal amount of $1,025,000 by 1847 Neese and Neese to the sellers of Neese, Alan Neese and Katherine Neese (the “Neese Sellers”). The note bears interest on the outstanding principal amount at the rate of ten percent (10%) per annum and was due and payable in full on March 3, 2018; provided, however, that the unpaid principal, and all accrued, but unpaid, interest thereon shall be prepaid if at any time, and from time to time, the cash on hand of 1847 Neese and Neese exceeds $250,000 and, then, the prepayment shall be equal to the amount of cash in excess of $200,000 until the unpaid principal and accrued, but unpaid, interest thereon is fully prepaid. The note is unsecured and contains customary events of default.

The note has not been repaid; thus, the Company is in default under this note. Under terms of the term loan with Home State Bank described above, this note may not be paid until the term loan is paid in full. The Neese Sellers agreed to the modification of its terms by signing the loan agreement for the Home State Bank term loan. Accordingly, the loan is shown as a long-term liability as of June 30, 2020. Additionally, the term loan lender limits the payment of interest on this note to $40,000 annually. The Company continues to accrue interest at the contract rate; however, given the limitations of the term loan, all accrued interest in excess of $40,000 is included in long-term accrued expenses.

8% Subordinated Amortizing Promissory Note

A portion of the purchase price for acquisition of Asien’s was paid by the issuance of an 8% subordinated amortizing promissory note in the principal amount of $200,000 by 1847 Asien to the seller of Asien’s, Joerg Christian Wilhelmsen and Susan Kay Wilhelmsen, as trustees of the Wilhelmsen Family Trust, U/D/T Dated May 1, 1992 (the “Asien’s Seller”). Interest on the outstanding principal amount will be payable quarterly at the rate of eight percent (8%) per annum. The outstanding principal amount of the note will amortize on a one-year straight-line basis in accordance with a specified amortization schedule, with all unpaid principal and accrued, but unpaid interest being fully due and payable on May 28, 2021. The remaining balance of the note at June 30, 2020 is $201,447 comprised of principal of $200,000 and capitalized interest of $1,447.

The note is unsecured and contains customary events of default. The rights of the Asien’s Seller to receive payments under the note is subordinated to all indebtedness of 1847 Asien to banks, insurance companies and other financial institutions or funds, and federal or state taxation authorities.

Demand Promissory Note

A portion of the purchase price for acquisition of Asien’s was paid by the issuance of demand promissory note in the principal amount of $655,000 by 1847 Asien to the Asien’s Seller. The note accrues interest at a rate of one percent (1%) computed on the basis of a 360-day year. Principal and accrued interest on the note shall be payable 24 hours after written demand by the Asien’s Seller. The remaining balance of the note was repaid in June 30, 2020.

PPP Loans

On April 8, 2020, April 10, 2020 and prior to the acquisition on April 28, 2020, Goedeker, Neese and Asien received $642,600, $383,600, and $357,500, respectively, in Payroll Protection Program (“PPP”) loans from the United States Small Business Administration (“SBA”) under provisions of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”).  The aggregate $1,383,700 PPP loans have two-year terms and bear interest at a rate of 1.0% per annum.  Monthly principal and interest payments are deferred for six months after the date of disbursement.  The PPP loans may be prepaid at any time prior to maturity with no prepayment penalties.  The PPP loans contain events of default and other provisions customary for loans of this type.  The PPP provides that the PPP loans may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act.  Goedeker, Neese and Asien intend to use the proceeds from the PPP loans for qualifying expenses and to apply for forgiveness of the PPP loans in accordance with the terms of the CARES Act.  The Company has classified $612,417 of the PPP loans as current liabilities and $771,283 as long-term liabilities pending SBA clarification of the final loan terms.

Floor Plan Loans Payable

At December 31, 2019, $10,581 of machinery and equipment inventory was pledged to secure a floor plan loan from a commercial lender. The Company must remit proceeds from the sale of the secured inventory to the floor plan lender and pays a finance charge that can vary monthly at the option of the lender. The balance of the floor plan payable was repaid in the six months ended June 30, 2020.

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

The remaining balance of the lease amounts to $478,045 as of June 30, 2020, comprised of principal of $668,248 and net of unamortized debt discount of $19,025, accrued payments on lien release of $249,784 and lease deposits of $38,807, offset by end of lease buyout payments of $117,413.

Total Debt

The following table shows aggregate figures for the total debt described above that is coming due in the short and long term as of June 30, 2020. See the above disclosures for more details regarding these loans.

	Short-Term		Long-Term		Total Debt
Grid Promissory Note	$119,400		$-		$119,400
Revolving Loan – Burnley	456,105		-		456,105
Term Loan - SBCC	3,127,604	(1)	-		3,127,604
Term Loan - Home State Bank	2,953,867		-		2,953,867
Secured Convertible Promissory Note – Leonite	821,431		-		821,431
9% Subordinated Promissory Note – Goedeker Seller	311,931		3,153,543	(2)	3,465,474
10% Promissory Note – Neese Sellers	-		1,025,000		1,025,000
8% Subordinated Amortizing Promissory Note – Asien’s Seller	201,447		-		201,447
Demand Promissory Note – Asien’s (Paul William)	47,907		17,467		65,374
TVT Direct Funding LLC	410,374		-		410,374
PPP Loans	612,417		771,283		1,383,700
Vehicle loans	25,314		54,184		79,498
Master Lease Agreement – Utica	388,023		90,021		478,044
Total	$9,475,820		$5,111,498		$14,587,318

(1)	Includes warrant liability of $2,250,000
(2)	Includes contingent note payable of $49,248

Contractual Obligations

Agreements with Manager

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

Goedeker Earn Out Payments

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

To the extent the EBITDA of the Goedeker business for any applicable period is less than $2,500,000 but greater than $1,500,000, Goedeker must pay a partial earn out payment to Goedeker Television in an amount equal to the product determined by multiplying (i) the EBITDA Achievement Percentage by (ii) the applicable earn out payment for such period, where the “Achievement Percentage” is the percentage determined by dividing (A) the amount of (i) the EBITDA of the Goedeker business for the applicable period less (ii) $1,500,000, by (B) $1,000,000. For avoidance of doubt, no partial earn out payments shall be earned or paid to the extent the EBITDA of the Goedeker business for any applicable period is equal or less than $1,500,000. For the trailing twelve (12) month period from the closing date, EBITDA for the Goedeker business was $($2,825,000), so Goedeker Television is not entitled to an earn our payment for that period.

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

Asien’s Sale of Future Receipts

On May 28, 2020, 1847 Asien and Asien’s entered into an agreement of sale of future receipts with TVT Direct Funding LLC (“TVT”), pursuant to which 1847 Asien and Asien’s agreed to sell future receivables with a value of $685,000 to TVT for a purchase price of $500,000. 1847 Asien and Asien’s agreed to deliver to TVT 20% of its weekly future receipts, or approximately $23,300, over the course of an estimated seven-month term, or such date when the above amount of receivables has been delivered to TVT. 1847 Asien used the proceeds from this sale to finance the Asien’s acquisition. In addition to all other sums due to TVT under this agreement, 1847 Asien and Asien’s agreed to pay to TVT certain additional fees, including a one-time origination fees of $25,000, as reimbursement of costs incurred by TVT for financial and legal due diligence. The future payments under the TVT agreement are secured by a subordinated security interest in all of the tangible and intangible assets of 1847 Asien and Asien’s.

The agreement with TVT contains customary events of default, including the occurrence of the following: (i) a violation by 1847 Asien or Asien’s of any term, condition or covenant in the agreement other than as the result of Asien’s business to ceases its operations, (ii) any representation or warranty made by 1847 Asien or Asien’s is proven to have been incorrect, false or misleading in any material respect when made, and (iii) a default by 1847 Asien or Asien’s under any of the terms, covenants and conditions of any other agreement with TVT, if any.

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

Retail and Appliances Segment

Goedeker collects the full sales price from the customer at the time the order is placed. Goedeker does not incur incremental costs obtaining purchase orders from customers, however, if it did, because all of Goedeker’s contracts are less than a year in duration, any contract costs incurred would be expensed rather than capitalized.

The revenue that Goedeker recognizes arises from orders it receives from its customers. Goedeker’s performance obligations under the customer orders correspond to each sale of merchandise that it makes to customers under the purchase orders; as a result, each purchase order generally contains only one performance obligation based on the merchandise sale to be completed.

Control of the delivery transfers to customers when the customer can direct the use of, and obtain substantially all the benefits from, Goedeker’s products, which generally occurs when the customer assumes the risk of loss. The risk of loss shifts to the customer at different times depending on the method of delivery. Goedeker delivers products to its customers in three possible ways. The first way is through a shipment of the products through a third-party carrier from Goedeker’s warehouse to the customer (a “Company Shipment”). The second way is through a shipment of the products through a third-party carrier from a warehouse other than Goedeker’s warehouse to the customer (a “Drop Shipment”) and the third way is where Goedeker itself delivers the products to the customer and often also installs the product (a “Local Delivery”). In the case of a Local Delivery, Goedeker loads the product on to its own truck and delivers and installs the product at the customer’s location. When a product is delivered through a Local Delivery, risk of loss passes to the customer at the time of installation and revenue is recognized upon installation at the customer’s location. In the case of a Company Shipment and a Drop Shipment, the delivery to the customer is made free on board, or FOB, shipping point (whether from Goedeker’s warehouse or a third party’s warehouse). Therefore, risk of loss and title transfers to the customer once the products are shipped (i.e., leaves the Goedeker’s warehouse or a third-party’s warehouse). After shipment and prior to delivery, the customer is able to redirect the product to a different destination, which demonstrates the customer’s control over the product once shipped. Once the risk of loss has shifted to the customer, Goedeker has satisfied its performance obligation and recognizes revenue.

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

If Goedeker continued to apply legacy revenue recognition guidance for the three and six months ended June 30, 2020 and 2019, revenues, gross margin, and net loss would not have changed.

Cost of revenue includes the cost of purchased merchandise plus the cost of shipping merchandise and where applicable installation, net of promotional rebates and other incentives received from vendors.

Substantially all Goedeker’s sales are to individual retail consumers.

Shipping and Handling ‒ Goedeker bills its customers for shipping and handling charges, which are included in net sales for the applicable period, and the corresponding shipping and handling expense is reported in cost of sales.

Disaggregated Revenue ‒ Goedeker disaggregates revenue from contracts with customers by contract type, as it believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Asien’s collects 100% of the payment for special-order models including tax, and 50% of the payment for non-special orders from the customer at the time the order is placed. Asien’s does not incur incremental costs obtaining purchase orders from customers; however, if Asien’s did, because all Asien’s contracts are less than a year in duration, any contract costs incurred would be expensed rather than capitalized.

Performance Obligations – The revenue that Asien’s recognizes arises from orders it receives from customers. Asien’s performance obligations under the customer orders correspond to each sale of merchandise that it makes to customers under the purchase orders; as a result, each purchase order generally contains only one performance obligation based on the merchandise sale to be completed. Control of the delivery transfers to customers when the customer can direct the use of, and obtain substantially all the benefits from, Asien’s products, which generally occurs when the customer assumes the risk of loss. The transfer of control generally occurs at the point of pickup, shipment, or installation. Once this occurs, Asien’s has satisfied its performance obligation and Asien’s recognizes revenue.

Transaction Price ‒ Asien’s agrees with customers on the selling price of each transaction. This transaction price is generally based on the agreed upon sales price. In Asien’s contracts with customers, it allocates the entire transaction price to the sales price, which is the basis for the determination of the relative standalone selling price allocated to each performance obligation. Any sales tax that Asien’s collects concurrently with revenue-producing activities are excluded from revenue.

Cost of revenue includes the cost of purchased merchandise plus freight and any applicable delivery charges from the vendor to the company. Substantially all Asien’s sales are to individual retail consumers (homeowners), builders and designers. The large majority of customers are homeowners and their contractors, with the homeowner being key in the final decisions. The Company has a diverse customer base with no one client accounting for more than 5% of total revenue.

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

If Neese continued to apply legacy revenue recognition guidance for the three and six months ended June 30, 2020, revenues, gross margin, and net loss would not have changed.

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

Accounts Receivable, Net ‒ Accounts receivable, net, are amounts due from customers where there is an unconditional right to consideration. Unbilled receivables of $0 and $121,989 are included in this balance at June 30, 2020 and December 31, 2019, respectively. The payment of consideration related to these unbilled receivables is subject only to the passage of time.

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

Neese determined that an allowance for loss of $14,614 and $29,001 was required at June 30, 2020 and December 31, 2019, respectively.

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

Inventory

Inventory consists of finished products acquired for resale and is valued at the lower-of-cost-or-market with cost determined on a specific item basis for the Neese and of finished products acquired for resale and is valued at the low-of-cost-or-market with cost determined on an average item basis for Goedeker. For Asien’s, inventory mainly consists of appliances that are acquired for resale and is valued at the average cost determined on a specific item basis. Inventory also consists of parts that are used in service and repairs and may or may not be charged to the customer depending on warranty and contractual relationship The Company periodically evaluates the value of items in inventory and provides write-downs to inventory based on its estimate of market conditions. The Company estimated an obsolescence allowance of $463,687 and $451,546 at June 30, 2020 and December 31, 2019, respectively.

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

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, Derivatives and Hedging, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts, and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At June 30, 2020, the Company classified a warrant issued in conjunction with a term loan as a derivative instrument (see Note 11).

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

In June 2016, the FASB issued ASU 2016-13 Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2019. This pronouncement was amended under ASU 2019-10 to allow an extension on the adoption date for entities that qualify as a small reporting company. We have elected this extension and the effective date for us to adopt this standard will be for fiscal years beginning after December 15, 2022. We have not completed our assessment of the standard, but we do not expect the adoption to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2020. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which we are still in the process of remediating as of June 30, 2020, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 for the description of these weaknesses.

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

During its evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2020, our management identified the following material weaknesses:

●	We did not have appropriate policies and procedures in place to evaluate the proper accounting and disclosures of key documents and agreements.

●	We do not have adequate segregation of duties with our limited accounting personnel and rely upon outsourced accounting services.

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, our management has identified the steps necessary to address the material weaknesses, and in the second quarter of 2020, we continued to implement the following remedial procedures:

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

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during the second quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have not sold any equity securities during three months ended June 30, 2020 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

We did not repurchase any of our common shares during the three months ended June 30, 2020.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the second quarter of fiscal 2020 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS.

Exhibit No.	Description of Exhibit
3.1	Certificate of Formation of 1847 Holdings LLC (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed on February 7, 2014)
3.2	Second Amended and Restated Operating Agreement of 1847 Holdings LLC, dated January 19, 2018 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 22, 2018)
4.1	Common Share Purchase Warrant issued by 1847 Holdings LLC to Leonite Capital LLC on May 11, 2020 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on May 14, 2020)
10.1	First Amendment to Secured Convertible Promissory Note, dated May 11, 2020, among 1847 Holdings LLC, 1847 Goedeker Holdco Inc. and 1847 Goedeker Inc. and Leonite Capital LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 14, 2020)
10.2	Stock Option Agreement, dated May 11, 2020, between 1847 Holdings LLC and Paul A. Froning (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on May 14, 2020)
10.3	Stock Option Agreement, dated May 11, 2020, between 1847 Holdings LLC and Robert D. Barry (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on May 14, 2020)
10.4	Amendment No. 1 to Stock Purchase Agreement, dated May 28, 2020, by and among 1847 Holdings LLC, 1847 Asien Inc., Asien’s Appliance, Inc. and Joerg Christian Wilhelmsen and Susan Kay Wilhelmsen, as trustees of the Wilhelmsen Family Trust, U/D/T Dated May 1, 1992 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 3, 2020)
10.5	8% Subordinated Amortizing Promissory Note, dated May 28, 2020, issued by 1847 Asien Inc. to Joerg Christian Wilhelmsen and Susan Kay Wilhelmsen, as trustees of the Wilhelmsen Family Trust, U/D/T Dated May 1, 1992 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on June 3, 2020)
10.6	Demand Promissory Note, dated May 28, 2020, issued by 1847 Asien Inc. to Joerg Christian Wilhelmsen and Susan Kay Wilhelmsen, as trustees of the Wilhelmsen Family Trust, U/D/T Dated May 1, 1992 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on June 3, 2020)
10.7	Management Services Agreement, dated May 28, 2020, by and between 1847 Asien Inc. and 1847 Partners LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on June 3, 2020)
10.8	Agreement of Sale of Future Receipts, dated May 28, 2020, by and between 1847 Asien Inc., Asien’s Appliance, Inc. and TVT Direct Funding LLC (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on June 3, 2020)
10.9*	Settlement Agreement, dated June 2, 2020, among 1847 Goedeker Holdco Inc., 1847 Goedeker Inc., Goedeker Television Co., Steve Goedeker and Mike Goedeker
10.10*	12% Amended and Restated Promissory Note issued by 1847 Goedeker Inc. to Steve Goedeker, in his capacity as the Seller’s Representative, on June 2, 2020
10.11*	Security Agreement, dated June 2, 2020, between 1847 Goedeker Inc. and Steve Goedeker, in his capacity as the Seller’s Representative
31.1*	Certifications of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filedherewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2020	1847 HOLDINGS LLC

/s/ Ellery W. Roberts
Name: Ellery W. Roberts
Title: Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

