Form 10-Q
period 2020-09-30
1847 Holdings LLC
filed 2020-11-23
CIK 1599407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2020

or

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

(212) 417-9800
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

As of November 23, 2020, there were 4,444,013 common shares of the registrant issued and outstanding.

1847 HOLDINGS LLC

Quarterly Report on Form 10-Q

 Period Ended September 30, 2020

i

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

1847 HOLDINGS LLC

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1847 HOLDINGS LLC

CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current Assets
Cash	$1,001,617	$174,290
Restricted cash	175,780	-
Accounts receivable, net	950,730	591,369
Inventories, net	2,523,287	235,342
Contract assets	122,016	-
Prepaid expenses and other current assets	765,509	230,690
Discontinued operations – current assets	18,306,577	4,494,402
TOTAL CURRENT ASSETS	23,845,516	5,726,093
Property and equipment, net	2,628,728	3,181,821
Operating lease right of use assets	891,963	565,080
Goodwill	9,529,938	22,166
Intangible assets, net	971,897	14,733
Deferred tax asset	62,000	-
Other assets	375	375
Discontinued operations – long-term assets	11,328,204	9,784,524
TOTAL ASSETS	$49,258,621	$19,294,792

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,607,827	$1,552,410
Floor plan payable	-	10,581
Current portion of operating lease liability	131,846	63,253
Advances, related party	185,608	43,833
Due to seller	4,356,162	-
Note payable – related party	56,900	119,400
Notes payable – current portion	1,375,655	3,299,364
Contract liabilities	43,428	-
Customer deposits	3,037,743	-
Current portion of financing lease liability	-	358,584
Discontinued operations – current liabilities	23,205,078	11,215,928
TOTAL CURRENT LIABILITIES	36,000,247	16,663,353
Operating lease liability – long term, net of current portion	760,117	501,827
Notes payable – long term, net of current portion	6,273,741	1,025,000
Deferred tax liability	-	62,800
Accrued expenses – long term, related party	1,246,437	905,780
Financing lease liability, net of current portion	-	275,874
Discontinued operations – long-term liabilities	3,976,825	3,858,952
TOTAL LIABILITIES	$48,257,367	$23,293,586
1847 HOLDINGS SHAREHOLDERS’ EQUITY (DEFICIT)
Allocation shares, 1,000 shares issued and outstanding	1,000	1,000
Series A preferred stock, 3,157,895 authorized, 2,189,835 outstanding as of September 30, 2020	2,404,120	-
Subscription receivable	(4,160,686)	-
Common Shares, 500,000,000 shares authorized, 4,444,013 and 3,165,625 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	4,444	3,165
Additional paid-in capital	7,775,740	442,014
Accumulated deficit	(4,073,346)	(4,402,043)
TOTAL 1847 HOLDINGS SHAREHOLDERS’ EQUITY (DEFICIT)	1,951,272	(3,955,864)
NON-CONTROLLING INTERESTS	(950,018)	(42,930)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	1,001,254	(3,998,794)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$49,258,621	$19,294,792

The accompanying notes are an integral part of these consolidated financial statements

1847 HOLDINGS LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
REVENUES
Services	$640,695	$742,041	$1,853,721	$2,293,765
Sales of parts and equipment	1,448,917	670,221	2,053,964	1,523,031
Furniture and appliances revenue	3,141,313	-	4,327,294	-
TOTAL REVENUE	5,230,925	1,412,262	8,234,979	3,816,796
OPERATING EXPENSES
Cost of sales	3,753,446	596,287	5,206,229	1,369,440
Personnel costs	626,363	520,808	1,565,651	1,524,033
Depreciation and amortization	371,593	338,112	999,107	1,015,152
Fuel	89,169	143,658	275,368	503,923
General and administrative	1,044,076	383,940	2,547,165	1,180,777
TOTAL OPERATING EXPENSES	5,884,647	1,982,805	10,593,520	5,593,325
NET LOSS FROM OPERATIONS	(653,722)	(570,543)	(2,358,541)	(1,776,529)
OTHER INCOME (EXPENSE)
Financing costs	(161,911)	(8,100)	(206,686)	(24,300)
Loss on extinguishment of debt	(382,681)	-	(382,681)	-
Interest expense	(101,306)	(140,346)	(337,649)	(401,587)
Gain (loss) on sale of property and equipment	16,981	-	54,748	24,224
TOTAL OTHER INCOME (EXPENSE)	(628,917)	(148,446)	(872,268)	(401,663)
NET LOSS BEFORE INCOME TAXES	(1,282,639)	(718,989)	(3,230,809)	(2,178,192)
INCOME TAX BENEFIT	117,000	395,763	444,800	655,613
NET LOSS FROM CONTINUING OPERATIONS	$(1,165,639)	$(323,226)	$(2,786,009)	$(1,522,579)
NET LOSS FROM DISCONTINUED OPERATIONS	$(3,661,793)	$(856,743)	$(8,963,738)	$(1,548,389)
NET LOSS	(4,827,432)	(1,179,969)	(11,749,747)	(3,070,968)
LESS NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	(1,922,849)	(395,258)	(3,930,172)	(1,092,727)
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(2,904,583)	$(784,711)	$(7,819,575)	$(1,978,241)
DEEMED DIVIDEND RELATED TO ISSUANCE OF PREFERRED STOCK	$(2,404,120)	$-	$(2,404,120)	$-
NET LOSS ATTRIBUTABLE TO 1847 HOLDINGS SHAREHOLDERS	$(5,308,703)	$(784,711)	$(10,223,695)	$(1,978,241)

Net Loss Per Common Share from continuing operations: Basic and diluted	$(0.31)	$(0.10)	$(0.81)	$(0.48)
Net Loss Per Common Share from discontinued operations: Basic and diluted	$(0.98)	$(0.27)	$(2.61)	$(0.49)
Net Loss Per Common Share: Basic and diluted	$(1.42)	$(0.25)	$(2.97)	$(0.63)
Weighted-average number of common shares outstanding: Basic and diluted	3,735,235	3,165,100	3,440,115	3,147,918

The accompanying notes are an integral part of these consolidated financial statements

1847 HOLDINGS LLC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUIYT (DEFICIT)

(UNAUDITED)

For the Three and Nine Months Ended September 30, 2020

	Allocation	Series A Senior Convertible Preferred	Subscription	Common Shares		Additional Paid-In	Accumulated	Non- Controlling	Shareholders’
	Shares	Shares	Receivable	Shares	Amount	Capital	Deficit	Interest	Deficit
BALANCE – January 1, 2020	$1,000	$-	$-	3,165,625	$3,165	$442,014	$(4,402,043)	$(42,930)	$(3,998,794)
Net loss	-	-		-	-	-	(1,372,297)	(738,185)	(2,110,482)
BALANCE – March 31, 2020	$1,000	$-	$-	3,165,625	$3,165	$442,014	$(5,774,340)	$(781,115)	$(6,109,276)
Common shares issued in connection with acquisition	-	-	-	415,000	415	1,037,085	-	-	1,037,500
Common shares issued for service	-	-	-	100,000	100	244,900	-	-	245,000
Common shares issued upon partial conversion of convertible note payable	-	-	-	100,000	100	274,900	-	-	275,000
Warrants issued in connection with convertible note payable	-	-	-	-	-	448,211	-	118,500	566,711
Stock compensation	-	-	-	-	-	191,386	-	-	191,386
Net loss	-	-	-	-	-	-	(3,542,702)	(1,269,137)	(4,811,839)
BALANCE – June 30, 2020	$1,000	$-	$-	3,780,625	$3,780	$2,638,496	$(9,317,042)	$(1,931,752)	$(8,605,518)
Common shares issued in connection with acquisition	-	-	-	700,000	700	3,674,300	-	-	3,675,000
Issuance of warrants for services	-	-	-	-	-	87,550	-	-	87,550
Common shares issued upon warrant exercise	-	-	-	230,000	230	62,270	-	-	62,500
Common shares issued upon option exercise	-	-	-	77,500	78	149,922	-	-	150,000
Common shares issued upon partial conversion of convertible note payable	-	-	-	50,000	50	99,950	-	-	100,000
Purchase of common shares from seller shares, cancellation of common shares held in treasury and common share dividend to non-controlling interest	-	-	-	(394,112)	(394)	(693,314)	(57,442)	-	(751,150)
Series A senior convertible preferred shares	-	2,404,120	(4,160,686)	-	-	1,756,566	-	-	-
Non-controlling interest – Discontinued operations	-	-	-	-	-	-	8,205,721	2,904,583	11,110,304
Net loss	-	-	-	-	-	-	(2,904,583)	(1,922,849)	(4,827,432)
BALANCE – September 30, 2020	$1,000	$2,404,120	$(4,160,686)	4,444,013	$4,444	$7,775,740	$(4,073,346)	$(950,018)	$1,001,254

For the Three and Nine Months Ended September 30, 2019

	Allocation	Common Shares		Additional Paid-In	Accumulated	Non- Controlling	Shareholders’
	Shares	Shares	Amount	Capital	Deficit	Interest	Deficit
BALANCE – January 1, 2019	$1,000	3,115,625	$3,115	$11,891	$(2,155,084)	$112,011	$(2,027,067)
Net loss	-	-	-	-	(368,579)	(266,680)	(635,259)
BALANCE – March 31, 2019	$1,000	3,115,625	$3,115	$11,891	$(2,523,663)	$(154,669)	$(2,662,326)
Common shares and warrants issued in connection with convertible note payable	-	50,000	50	430,123	-	-	430,173
Net loss	-	-	-	-	(824,951)	(430,789)	(1,255,740)
BALANCE – June 30, 2019	$1,000	3,165,625	$3,165	$442,014	$(3,348,614)	$(585,458)	$(3,487,893)
Net loss	-	-	-	-	(784,711)	(395,258)	(1,179,969)
BALANCE – September 30, 2019	$1,000	3,165,625	$3,165	$442,014	$(4,133,325)	$(980,716)	$(4,667,862)

The accompanying notes are an integral part of these consolidated financial statements

1847 HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2020	2019
OPERATING ACTIVITIES
Net loss	$(11,749,747)	$(3,070,968)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on discontinued operations	8,963,738	1,624,920
Gain on sale of property and equipment	(54,748)	(24,224)
Depreciation and amortization	999,107	938,762
Stock compensation	523,936	-
Loss on extinguishment of debt	382,681	-
Amortization of financing costs	262,625	24,300
Amortization of original interest discount	-	32,813
Amortization of operating lease right-of-use assets	47,033	19,107
Changes in operating assets and liabilities:
Accounts receivable	261,481	160,742
Inventory	(830,456)	242,532
Prepaid expenses and other assets	(479,684)	(43,068)
Accounts payable and accrued expenses	1,456,371	(269,638)
Other current liabilities	-	1,234,143
Operating lease liability	(47,033)	(19,107)
Customer deposits	632,040	57,142
Deferred taxes and uncertain tax position	(159,800)	(572,398)
Due to related parties	23,275	5,232
Accrued expense long-term	340,657	-
Net cash provided by operating activities from continuing operations	571,476	340,290
Net cash provided by (used in) operating activities from discontinued operations	7,383,978	(1,294,822)
Net cash provided by (used in) operating activities	7,955,454	(954,532)
INVESTING ACTIVITIES
Cash acquired in acquisitions	1,398,285	-
Proceeds from the sale of property and equipment	49,494	39,750
Purchase of property and equipment	(26,081)	(17,076)
Net cash provided by investing activities from continuing operations	1,421,698	22,674
Net cash provided by (used in) investing activities from discontinued operations	(51,060)	1,135,368
Net cash provided by investing activities	1,370,638	1,158,042
FINANCING ACTIVITIES
Repayments of short-term borrowings	-	(95,192)
Proceeds from notes payable	969,697	27,000
Repayment of notes payable	(1,115,841)	(236,832)
Repayment of floor plan	(10,581)	-
Repayment of grid note	(62,500)	-
Net borrowings from lines of credit	(210,000)	-
Proceeds from exercise of stock options and warrants	212,500	-
Financing fees	(113,831)	-
Repayment of financing lease	(659,512)	(363,444)
Net cash used in financing activities from continuing operations	(990,068)	(668,468)
Net cash provided by financing activities from discontinued operations	4,981,959	328,126
Net cash provided by (used in) financing activities	3,991,891	(340,342)
NET CHANGE IN CASH – Continuing Operations	1,003,106	(305,504)
NET CHANGE IN CASH – Discontinuing Operations	12,314,877	168,672
CASH AVAILABLE – Discontinuing Operations	(12,314,877)	(168,672)
CASH – Continuing Operations
Beginning of period	174,290	333,880
End of period	$1,177,396	$28,376

The accompanying notes are an integral part of these consolidated financial statements

1847 HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(UNAUDITED)

NOTE 1—ORGANIZATION AND NATURE OF BUSINESS

1847 Holdings LLC (the “Company”) was formed under the laws of the State of Delaware on January 22, 2013. The Company is in the business of acquiring small businesses in a variety of different industries.

On March 3, 2017, the Company’s wholly owned subsidiary 1847 Neese Inc., a Delaware corporation (“1847 Neese”), entered into a stock purchase agreement with Neese, Inc., an Iowa corporation (“Neese”), and Alan Neese and Katherine Neese, pursuant to which 1847 Neese acquired all of the issued and outstanding capital stock of Neese on March 3, 2017. As a result of this transaction, 1847 Neese owns 55% of 1847 Neese, with the remaining 45% held by the sellers.

On March 27, 2020, the Company and the Company’s wholly owned subsidiary 1847 Asien Inc., a Delaware corporation (“1847 Asien”), entered into a stock purchase agreement with Asien’s Appliance, Inc., a California corporation (“Asien’s”), and Joerg Christian Wilhelmsen and Susan Kay Wilhelmsen, as trustees of the Wilhelmsen Family Trust, U/D/T Dated May 1, 1992, pursuant to which 1847 Asien acquired all of the issued and outstanding stock of Asien’s on May 28, 2020 (see Note 9). As a result of this transaction, the Company owns 95% of 1847 Asien, with the remaining 5% held by a third party, and 1847 Asien owns 100% of Asien’s.

On August 27, 2020, the Company and the Company’s wholly owned subsidiary 1847 Cabinet Inc., a Delaware corporation (“1847 Cabinet”), entered into a stock purchase agreement with Kyle’s Custom Wood Shop, Inc., an Idaho corporation (“Kyle’s”), and Stephen Mallatt, Jr. and Rita Mallatt, pursuant to which 1847 Cabinet acquired all of the issued and outstanding stock of Kyle’s on September 30, 2020 (see Note 9). As a result of this transaction, the Company owns 92.5% of 1847 Cabinet, with the remaining 7.5% held by a third party, and 1847 Cabinet owns 100% of Kyle’s.

On January 10, 2019, the Company established 1847 Goedeker Inc. (“Goedeker”) as a wholly owned subsidiary in the State of Delaware in connection with the proposed acquisition of assets from Goedeker Television Co., a Missouri corporation (“Goedeker Television”). On March 20, 2019, the Company established 1847 Goedeker Holdco Inc. (“Holdco”) as a wholly owned subsidiary in the State of Delaware and subsequently transferred all of its shares in Goedeker to Holdco, such that Goedeker became a wholly owned subsidiary of Holdco.

On January 18, 2019, Goedeker entered into an asset purchase agreement with Goedeker Television and Steve Goedeker and Mike Goedeker, pursuant to which Goedeker acquired substantially all of the assets of Goedeker Television used in its retail appliance and furniture business on April 5, 2019. As a result of this transaction, the Company owned 70% of Holdco, with the remaining 30% held by third parties, and Holdco owned 100% of Goedeker.

On August 4, 2020, Holdco distributed all of its shares of Goedeker to its stockholders in accordance with their pro rata ownership in Holdco, after which time Holdco was dissolved. Following this transaction, and the closing of Goedeker’s initial public offering on August 4, 2020 (the “Goedeker IPO”), the Company owned approximately 54.41% of Goedeker.

On October 23, 2020, the Company distributed all of the shares of Goedeker that it held to its shareholders (the “Goedeker Spin-Off”). As a result of the Goedeker Spin-Off, Goedeker is no longer a subsidiary of the Company.

The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries, 1847 Neese, Neese, 1847 Asien, Asien’s, 1847 Cabinet and Kyle’s. All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared without audit in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and are presented in US dollars.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ended December 31, 2020.

1847 HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(UNAUDITED)

The results of Goedeker are included within discontinued operations for the nine months ended September 30, 2020 and 2019, respectively. The Company retrospectively updated the consolidated financial statements as of and for the nine months ended September 30, 2020 and 2019, respectively, to reflect this change.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2019.

Accounting Basis

The Company uses the accrual basis of accounting and GAAP. The Company has adopted a calendar year end.

Segment Reporting

The Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 280, Segment Reporting, requires that an enterprise report selected information about reportable segments in its financial reports issued to its stockholders. Beginning with the second quarter of 2019, the Company changed its operating and reportable segments from one segment to two segments - the Retail and Appliances Segment, which is operated by Asien’s (and was previously operated by Goedeker), and the Land Management Segment, which is operated by Neese. Commencing with the fourth quarter of 2020, the Company added an additional segment - the Construction Segment, which is operated by Kyle’s.

The Retail and Appliances Segment is comprised of the business of Asien’s, which is based in Santa Rosa, California, and provides a wide variety of appliance services including sales, delivery, installation, service and repair, extended warranties, and financing.

The Land Management Services Segment is comprised of the business of Neese, which is based in Grand Junction, Iowa, and provides professional services for waste disposal and a variety of agricultural services, wholesaling of agricultural equipment and parts, local trucking services, various shop services, and sales of other products and services.

The Construction Segment is comprised of the business of Kyle’s, which is based in Boise, Idaho, and provides a wide variety of construction services including custom design and build of kitchen and bathroom cabinetry, delivery, installation, service and repair, extended warranties, and financing.

The Company provides general corporate services to its segments; however, these services are not considered when making operating decisions and assessing segment performance. These services are reported under “Corporate Services” below and these include costs associated with executive management, financing activities and public company compliance.

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

Reclassifications

Certain Statements of Operations reclassifications have been made in the presentation of the Company’s prior financial statements and accompanying notes to conform to the presentation as of and for the three and nine months ended September 30, 2020. The Company reclassified certain operating expense accounts in the Consolidated Statement of Operations. The reclassification had no impact on financial position, net income, or shareholder’s equity.

1847 HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(UNAUDITED)

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

Retail and Appliances Segment

Asien’s collects 100% of the payment for special-order models including tax and 50% of the payment for non-special orders from the customer at the time the order is placed. Asien’s does not incur incremental costs obtaining purchase orders from customers, however, if Asien’s did, because all Asien’s contracts are less than a year in duration, any contract costs incurred would be expensed rather than capitalized.

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

Cost of revenue includes the cost of purchased merchandise plus freight and any applicable delivery charges from the vendor to Asien’s. Substantially all Asien’s sales are to individual retail consumers (homeowners), builders and designers. The large majority of customers are homeowners and their contractors, with the homeowner being key in the final decisions. Asien’s has a diverse customer base with no one client accounting for more than 5% of total revenue.

Disaggregated revenue for the Retail and Appliances Segment by sales type for the three months ended September 30, 2020 and for the period from May 29, 2020 (Asien’s acquisition) to September 30, 2020 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Appliance sales	$3,138,313	$-	$4,263,619	$-
Other sales	3,000	-	63,675	-
Total revenue	$3,141,313	$-	$4,327,294	$-

1847 HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

If Neese continued to apply legacy revenue recognition guidance for the three and nine months ended September 30, 2020, revenues, gross margin, and net loss would not have changed.

Substantially all of Neese’s sales are to businesses, including farmers or municipalities and very little to individuals.

Disaggregated Revenue ‒ Neese disaggregates revenue from contracts with customers by contract type, as it believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Neese’s disaggregated revenue by sales type for the three and nine months ended September 30, 2020 and 2019 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Services
Trucking	$247,037	$383,709	$766,534	$1,267,550
Waste hauling	118,637	40,781	557,687	417,138
Repairs	176,585	181,129	282,878	309,330
Other	98,436	136,422	246,622	299,747
Total services	640,695	742,041	1,853,721	2,293,765
Sales of parts and equipment	1,448,917	670,221	2,053,964	1,523,031
Total revenue	$2,089,612	$1,412,262	$3,907,685	$3,816,796

Performance Obligations ‒ Performance obligations for the different types of services are discussed below:

●	Trucking ‒ Revenues for time and material contracts are recognized when the merchandise or commodity is delivered to the destination specified in the agreement with the customer.

●	Waste Hauling and pumping ‒ Revenues for waste hauling and pumping is recognized when the hauling, pumping, and spreading are complete.

●	Repairs ‒ Revenues for repairs are recognized upon completion of equipment serviced.

●	Sales of parts and equipment ‒ Revenues for the sale of parts and equipment are recognized upon the transfer and acceptance by the customer.

1847 HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(UNAUDITED)

Accounts Receivable, Net ‒ Accounts receivable, net, are amounts due from customers where there is an unconditional right to consideration. Unbilled receivables of $0 and $121,989 are included in this balance at September 30, 2020 and December 31, 2019, respectively. The payment of consideration related to these unbilled receivables is subject only to the passage of time.

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

Neese determined that an allowance for loss of $29,001 was required at September 30, 2020 and December 31, 2019.

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

Inventory

For Neese, inventory consists of finished products acquired for resale and is valued at the lower-of-cost-or-market with cost determined on a specific item basis. For Asien’s, inventory mainly consists of appliances that are acquired for resale and is valued at the average cost determined on a specific item basis. Inventory also consists of parts that are used in service and repairs and may or may not be charged to the customer depending on warranty and contractual relationship. The Company periodically evaluates the value of items in inventory and provides write-downs to inventory based on its estimate of market conditions. The Company estimated an obsolescence allowance of $38,686 and $26,546 at September 30, 2020 and December 31, 2019, respectively.

1847 HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(UNAUDITED)

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

1847 HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(UNAUDITED)

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. As the Company had a net loss for the three and nine months ended September 30, 2020, the following 2,189,835 potentially dilutive securities were excluded from diluted loss per share: 2,189,835 for outstanding warrants. As the Company had a net loss for the three and nine months ended September 30, 2019, the following 895,565 potentially dilutive securities were excluded from diluted loss per share: 200,000 for outstanding warrants and 695,565 related to the convertible note payable and accrued interest.

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

The Company has generated losses since its inception and has relied on cash on hand, external bank lines of credit, issuance of third party and related party debt and the sale of a note to support cashflow from operations. For the nine months ended September 30, 2020, the Company incurred operating losses of $2,358,452 (before deducting losses attributable to non-controlling interests and excluding the loss of discontinued operations), cash flows from operations of $364,375 (excluding the cashflow from discontinued operations) and negative working capital of $7,256,231 (excluding the negative working capital from discontinued operations). In addition to the estimates of funds available from operations, the Company has unpledged assets that it believes could provide for $544,000 of additional borrowings.

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

1847 HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(UNAUDITED)

The impact of COVID-19 on the Company’s business has been considered in these assumptions; however, it is too early to know the full impact of COVID-19 or its timing on a return to more normal operations. Further, the recently enacted Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) provides for economic assistance loans through the United States Small Business Administration (the “SBA”). On April 10, 2020 and April 28, 2020, Neese and Asien’s received $383,600 and $357,500, respectively, in Paycheck Protection Program (“PPP”) loans from the SBA under the CARES Act. The PPP provides that the PPP loans may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. Neese and Asien’s intend to use the proceeds from the PPP loans for qualifying expenses and to apply for forgiveness of the PPP loans in accordance with the terms of the CARES Act.

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

1847 HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(UNAUDITED)

NOTE 3—BUSINESS SEGMENTS

Summarized financial information concerning the Company’s reportable segments is presented below:

	For the Nine Months Ended September 30, 2020				For the Nine Months Ended September 30, 2019
	Retail & Appliances	Land Management Services	Corporate Services	Total	Retail & Appliances	Land Management Services	Corporate Services	Total
Revenue
Services	$-	$1,853,721	$-	$1,853,721	$-	$2,293,765	$-	$2,293,765
Sales of parts and equipment	-	2,053,964	-	2,053,964	-	1,523,031	-	1,523,031
Furniture and appliances revenue	4,327,294	-	-	4,327,294	-	-	-	-
Total Revenue	4,327,294	3,907,685	-	8,234,979	-	3,816,796	-	3,816,796

Total cost of sales	3,353,608	1,852,621	-	5,206,229	-	1,369,440	-	1,369,440
Total operating expenses	1,278,285	3,460,517	648,488	5,387,291	-	4,104,427	119,458	4,223,885
Loss from operations	$(304,599)	$(1,405,453)	$(648,488)	$(2,358,541)	$-	$(1,657,071)	$(119,458)	$(1,776,529)

	For the Three Months Ended September 30, 2020				For the Three Months Ended September 30, 2019
	Retail & Appliances	Land Management Services	Corporate Services	Total	Retail & Appliances	Land Management Services	Corporate Services	Total
Revenue
Services	$-	$640,695	$-	640,695	$-	$742,041	$-	$742,041
Sales of parts and equipment	-	1,448,917	-	1,448,917	-	670,221	-	670,221
Furniture and appliances revenue	3,141,313	-	-	3,141,313	-	-	-	-
Total Revenue	3,141,313	2,089,612	-	5,230,925	-	1,412,262	-	1,412,262

Total cost of sales	2,429,714	1,323,732	-	3,753,446	-	596,286	-	596,287
Total operating expenses	843,000	1,161,365	126,836	2,131,201	-	1,346,937	39,5821	1,386,518
Loss from operations	$(131,401)	$(395,485)	$(126,836)	$(653,722)	$-	$(530,961)	$(39,582)	$(570,543)

NOTE 4—DISCONTINUED OPERATIONS

ASC 360-10-45-9 requires that a long-lived asset (disposal group) to be sold shall be classified as held for sale in the period in which a set of criteria have been met, including criteria that the sale of the asset (disposal group) is probable and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. This criteria was achieved on September 10, 2020, when the board approved the Goedeker Spin-Off and subsequently on October 23, 2020, when the Company completed the Goedeker Spin-Off. Additionally, the discontinued operations are comprised of the entirety of the business of Goedeker. Lastly, for comparability purposes certain prior period line items relating to the assets held for sale have been reclassified and presented as discontinued operations for all periods presented in the accompanying consolidated statements of operations, consolidated statements of cash flows, and the consolidated balance sheets.

In accordance with ASC 205-20-S99, “Allocation of Interest to Discontinued Operations”, the Company elected to not allocate consolidated interest expense to discontinued operations where the debt is not directly attributable to or related to discontinued operations.

1847 HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(UNAUDITED)

The following information presents the major classes of line item of assets and liabilities included as part of discontinued operations in the consolidated balance sheet:

	September 30, 2020	December 31, 2019
	(unaudited)
Current Assets – discontinued operations:
Cash	$3,466,981	$64,470
Restricted cash	8,912,367	-
Accounts receivable, net	1,219,455	1,862,086
Vendor deposits	547,648	294,960
Inventories, net	3,086,873	1,380,090
Prepaid expenses and other current assets	1,073,253	892,796
Total current assets – discontinued operations	$18,306,577	$4,494,402

Noncurrent Assets – discontinued operations:
Property and equipment, net	202,402	185,606
Operating lease right of use assets	1,686,423	2,000,755
Goodwill	5,097,752	4,976,016
Intangible assets, net	1,636,195	1,878,844
Deferred tax asset	2,660,432	698,303
Other assets	45,000	45,000
Total noncurrent assets	$11,328,204	$9,784,524

Current liabilities – discontinued operations:
Accounts payable and accrued expenses	$4,371,204	$2,465,220
Current portion of operating lease liability	443,469	422,520
Advances, related party	-	137,500
Lines of credit	-	1,250,930
Notes payable – current portion	1,300,579	2,068,175
Warrant liability	-	122,344
Convertible promissory note – current portion	-	584,943
Customer deposits	17,089,826	4,164,296
Total current liabilities – discontinued operations	$23,205,078	$11,215,928

Long term liabilities – discontinued operations:
Operating lease liability – long term, net of current portion	1,242,954	1,578,235
Notes payable – long term, net of current portion	2,684,623	2,231,469
Contingent note payable	49,248	49,248
Total long term liabilities – discontinued operations	$3,976,825	$3,858,952

1847 HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(UNAUDITED)

The following information presents the major classes of line items constituting the after-tax loss from discontinued operations in the consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
REVENUES
Furniture and appliances revenue	$13,435,095	$12,202,271	$38,397,304	$22,748,151
TOTAL REVENUE	13,435,095	12,202,271	38,397,304	22,748,151
OPERATING EXPENSES
Cost of sales	11,264,569	10,183,711	32,060,897	18,886,117
Personnel costs	2,161,929	989,138	4,513,602	1,875,543
Depreciation and amortization	93,283	11,044	276,914	21,950
General and administrative	2,965,345	1,571,279	6,425,854	2,867,714
TOTAL OPERATING EXPENSES	16,485,126	12,755,172	43,277,267	23,651,324
NET LOSS FROM OPERATIONS	(3,050,031)	(552,901)	(4,879,963)	(903,173)
OTHER INCOME (EXPENSE)
Financing costs	(488,460)	(165,097)	(757,646)	(324,352)
Loss on extinguishment of debt	(807,239)	-	(1,756,095)	-
Interest expense, net	(157,312)	(182,772)	(604,908)	(387,793)
Loss on acquisition receivable	-	-	(809,000)	-
Change in warrant liability	-	54,500	(2,127,656)	57,100
Interest income	1,418		2,480
Other income (expense)	1,657	(10,473)	6,920	9,829
TOTAL OTHER INCOME (EXPENSE)	(1,449,936)	(303,842)	(6,045,905)	(645,216)
NET LOSS BEFORE INCOME TAXES	(4,499,967)	(856,743)	(10,925,868)	(1,548,389)
INCOME TAX BENEFIT	838,174	-	1,962,130	-
NET LOSS BEFORE NON-CONTROLLING INTERESTS	(3,661,793)	(856,743)	(8,963,738)	(1,548,389)
LESS NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	(1,669,777)	(268,695)	(3,260,362)	(464,517)
NET LOSS ATTRIBUTABLE TO 1847 HOLDINGS SHAREHOLDERS	$(1,992,016)	$(588,048)	$(5,703,376)	$(1,083,872)

1847 HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(UNAUDITED)

The following information presents the major classes of line items constituting significant operating, investing and financing cash flow activities in the unaudited consolidated statements of cash flows relating to discontinued operations:

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities of discontinued operations:
Net loss	$(8,963,739)	$(1,548,389)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities of discontinued operations:
Depreciation and amortization	276,912	21,950
Stock compensation	281,194	-
Amortization of financing costs	829,674	324,351
Loss on extinguishment of debt	1,603,132	-
Write-off of acquisition receivable	809,000	-
Change in fair value of warrant liability	2,127,656	(57,100)
Changes in operating assets and liabilities:
Accounts receivable	520,895	(778,536)
Vendor deposits	(252,688)	-
Inventory	(1,706,783)	190,569
Prepaid expenses and other assets	(180,457)	(105,397)
Change in operating lease right-of-use assets	314,332	197,936
Deposits	(1,962,129)	-
Accounts payable and accrued expenses	1,884,781	(85,192)
Customer deposits	12,925,530	742,922
Other current liabilities	-	1,234,143
Operating lease liability	(314,332)	(197,936)
Net cash provided by (used in) operating activities from discontinued operations	7,383,978	(1,294,681)

Cash flows from investing activities in discontinued operations:
Acquisition of Goedeker Television Co.	-	1,135,368
Purchase of property and equipment	(51,060)	-
Net cash provided by investing activities in discontinued operations	(51,060)	1,135,368

Cash flows from financing activities in discontinued operations:
Proceeds from initial public offering	8,602,166	-
Proceeds from notes payable	642,600	917,653
Repayment of notes payable	(2,046,667)	(408,662)
Payments on convertible notes payable	(771,431)	-
Net borrowings (payments) from lines of credit	(1,339,430)	(180,865)
Cash paid for financing costs	(105,279)	-
Net cash used in financing activities	$4,981,959	$328,126

1847 HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(UNAUDITED)

The following is the financial options of the discontinued operations:

Lines of Credit

Burnley Capital LLC

On April 5, 2019, Goedeker, as borrower, and Holdco entered into a loan and security agreement with Burnley Capital LLC (“Burnley”) for revolving loans in an aggregate principal amount that will not exceed the lesser of (i) the borrowing base (as defined in the loan and security agreement) or (ii) $1,500,000 minus reserves established Burnley at any time in accordance with the loan and security agreement. In connection with the closing of the acquisition of Goedeker Television on April 5, 2019, Goedeker borrowed $744,000 under the loan and security agreement and issued a revolving note to Burnley in the principal amount of up to $1,500,000. As of December 31, 2019, the balance of the line of credit was $571,997.

On August 4, 2020, Goedeker used a portion of the proceeds from the Goedeker IPO to repay the revolving note in full and the loan and security agreement was terminated. The total payoff amount was $118,194, consisting of principal of $32,350, interest of $42 and prepayment, legal, and other fees of $85,802.

Northpoint Commercial Finance LLC

On June 24, 2019, Goedeker, as borrower, entered into a loan and security agreement with Northpoint Commercial Finance LLC, which was amended on August 2, 2019, for revolving loans up to an aggregate maximum loan amount of $1,000,000 for the acquisition, financing or refinancing by Goedeker of inventory at an interest rate of LIBOR plus 7.99%. As of December 31, 2019, the balance of the line of credit was $678,993. Goedeker terminated the loan and security agreement on May 18, 2020 and there is no outstanding balance as of September 30, 2020.

Notes Payable and Warrant Liability

Arvest Loan

On August 25, 2020, Goedeker entered into a promissory note and security agreement with Arvest Bank for a loan in the principal amount of $3,500,000. As of September 30, 2020, the outstanding balance of this loan is $3,340,602, comprised of principal of $3,446,126, net of unamortized loan costs of $103,524. Goedeker classified $657,979 as a current liability and the balance as a long-term liability.

PPP Loan

On April 8, 2020, Goedeker received a $642,600 PPP loan from the United States Small Business Administration under provisions of the CARES Act. The PPP loan has an 18-month term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The PPP loan may be prepaid at any time prior to maturity with no prepayment penalties. The PPP loan contains events of default and other provisions customary for a loan of this type. The PPP provides that the loan may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. The balance of the PPP loan was $642,600 as of September 30, 2020 and was classified as a current liability. On November 2, 2020, Goedeker repaid the PPP loan.

Small Business Community Capital II, L.P.

On April 5, 2019, Goedeker, as borrower, and Holdco entered into a loan and security agreement with Small Business Community Capital II, L.P. (“SBCC”) for a term loan in the principal amount of $1,500,000, pursuant to which Goedeker issued to SBCC a term note in the principal amount of up to $1,500,000 and a ten-year warrant to purchase shares of the most senior capital stock of Goedeker equal to 5.0% of the outstanding equity securities of Goedeker on a fully-diluted basis for an aggregate price equal to $100. As of December 31, 2019, the balance of the note was $999,201.

On August 4, 2020, Goedeker used a portion of the proceeds from the Goedeker IPO to repay the term note in full and the loan and security agreement was terminated. The total payoff amount was $1,122,412 consisting of principal of $1,066,640, interest of $11,773 and prepayment, legal, and other fees of $43,999.

1847 HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(UNAUDITED)

Goedeker classified the warrant as a derivative liability on the balance sheet at June 30, 2020 of $2,250,000 based on the estimated value of the warrant in the Goedeker IPO. The increase in the value of the warrant from the estimated value of $122,344 at December 31, 2020 resulted in a charge of $2,127,656 during the nine months ended September 30, 2020. Immediately prior to the closing of the Goedeker IPO on August 4, 2020, SBCC converted the warrant into 250,000 shares of common stock.

Notes payable, related parties

A portion of the purchase price for the acquisition of Goedeker Television was paid by the issuance by Goedeker to Steve Goedeker, as representative of Goedeker Television, of a 9% subordinated promissory note in the principal amount of $4,100,000. As of December 31, 2019, the balance of the note was $3,300,444.

Pursuant to a settlement agreement, the parties entered into an amendment and restatement of the note that became effective as of the closing of the Goedeker IPO on August 4, 2020, pursuant to which (i) the principal amount of the existing note was increased by $250,000, (ii) upon the closing of the Goedeker IPO, Goedeker agreed to make all payments of principal and interest due under the note through the date of the closing, and (iii) from and after the closing, the interest rate of the note was increased from 9% to 12%. In accordance with the terms of the amended and restated note, Goedeker used a portion of the proceeds from the Goedeker IPO to pay $1,083,842 of the balance of the note representing a $696,204 reduction in the principal balance and interest accrued through August 4, 2020 of $387,638.

Goedeker refinanced this note payable with proceeds from the loan from Arvest Bank. In connection with the refinance, Goedeker recorded a $757,239 loss on extinguishment of debt consisting of a $250,000 forbearance fee, write-off of unamortized loan discount of $338,873, and write-off of unamortized debt costs of $168,366.

Convertible Promissory Note

On April 5, 2019, the Company, Holdco and Goedeker entered into a securities purchase agreement with Leonite Capital LLC, a Delaware limited liability company, pursuant to which they issued to Leonite Capital LLC a secured convertible promissory note in the aggregate principal amount of $714,286 due April 5, 2020. See Note 13 for further details of the convertible promissory note.

NOTE 5—RECEIVABLES

At September 30, 2020 and December 31, 2019, receivables consisted of the following:

	September 30, 2020	December 31, 2019
Credit card payments in process of settlement	$65,675	$-
Trade receivables from customers	899,669	620,370
Total receivables	965,344	620,370
Allowance for doubtful accounts	(14,614)	(29,001)
Accounts receivable, net	$950,730	$591,369

NOTE 6—INVENTORIES

At September 30, 2020 and December 31, 2019, the inventory balances are composed of:

	September 30, 2020	December 31, 2019
Machinery and Equipment	$653,448	$119,444
Parts	147,999	142,443
Appliances	1,760,527	-
Subtotal	2,561,974	261,887
Allowance for inventory obsolescence	(38,687)	(26,545)
Inventories, net	$2,523,287	$235,342

Inventory and accounts receivable are pledged to secure a loan from Home State Bank described below.

1847 HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(UNAUDITED)

NOTE 7—DEPOSITS WITH VENDORS

Deposits with vendors represent cash on deposit with one vendor arising from accumulated rebates paid by the vendor. The deposits are used by the vendor to seek to secure the Company’s purchases. The deposit can be withdrawn at any time up to the amount of the Company’s credit line with the vendor. Alternatively, the Company could secure their credit line with a floor plan line from a lender and withdraw all its deposits. The Company may elect to leave the deposits with the vendor on which it earns interest income.

NOTE 8—PROPERTY AND EQUIPMENT

Property and equipment consist of the following at September 30, 2020 and December 31, 2019:

Classification	September 30, 2020	December 31, 2019
Buildings and improvements	$34,368	$5,338
Equipment and machinery	3,096,368	3,019,638
Tractors	2,723,296	2,694,888
Trucks and other vehicles	1,334,508	1,138,304
Total	7,188,540	6,858,168
Less: Accumulated depreciation	(4,559,812)	(3,676,347)
Property and equipment, net	$2,628,728	$3,181,821

Depreciation expense for the nine months ended September 30, 2020 and 2019 was $947,271 and $1,010,052, respectively.

All property and equipment are pledged to secure loans from Home State Bank as described below.

NOTE 9—INTANGIBLE ASSETS

The following provides a breakdown of identifiable intangible assets as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Customer Relationships
Identifiable intangible assets, gross	$496,000	$34,000
Accumulated amortization	(34,635)	(19,267)
Customer relationship identifiable intangible assets, net	461,365	14,733
Marketing Related
Identifiable intangible assets, gross	547,000	-
Accumulated amortization	(36,468)	-
Marketing related identifiable intangible assets, net	510,532	-
Total Identifiable intangible assets, net	$971,897	$14,733

In connection with the acquisitions of Asien and Neese, the Company identified intangible assets of $1,009,000 and $34,000, respectively, representing trade names and customer relationships. These assets are being amortized on a straight-line basis over their weighted average estimated useful life of 9.5 years and amortization expense amounted to $51,836 and $5,100 for the nine months ended September 30, 2020 and 2019, respectively.

1847 HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(UNAUDITED)

As of September 30, 2020, the estimated annual amortization expense for each of the next five fiscal years is as follows:

2020 (remainder)	$36,752
2021	147,008
2022	141,341
2023	140,208
2024	140,208
Thereafter	366,380
Total	$971,897

NOTE 10—ACQUISITIONS

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

On June 1, 2020, Goedeker entered into a settlement agreement with Goedeker Television, Steve Goedeker, Mike Goedeker and 1847 Goedeker. The settlement agreement and the related transaction documents that are exhibits to the settlement agreement were all signed on June 1, 2020 but only became effective upon the closing of the Goedeker IPO. Pursuant to the settlement agreement, the parties entered into an amendment and restatement of the 9% subordinated promissory note described above (see Note 4). In addition, the parties agreed that the arbitration action described above would be settled effective upon the closing of the Goedeker IPO and that each party to such arbitration action would release all claims that it has against the other parties to such action. As part of the settlement of the arbitration action, Goedeker agreed that the sellers will not have to pay the $809,000 working capital adjustment amount resulting in a loss on the acquisition receivable in the period ending September 30, 2020.

1847 HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(UNAUDITED)

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

The Company determined the fair value of the earnout on the date of acquisition was $81,494. Such amount was recorded as a contingent consideration liability within the accounts payable and accrued expense line item on the consolidated balance sheet and is revalued to fair value each reporting period until settled. The year 1 contingent liability of $32,246 was written-off in the year ended December 31, 2019 as the target was not met and the balance of the liability at September 30, 2020 is $49,248.

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

1847 HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(UNAUDITED)

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

On October 23, 2020, the Company completed a distribution of Goedeker. The common shareholders of the Company received an aggregate of 2,660,007 shares of the common stock of Goedeker, which were distributed on a pro rata basis at a ratio of 0.710467618568632 shares of Goedeker’s common stock for each common share of the Company held on the record date, and 1847 Partners LLC, the manager of the Company and the sole holder of its allocation shares (the “Manager”), received 664,993 shares of the common stock of Goedeker, which it then distributed to its members. As a result of this distribution, Goedeker is no longer a majority-owned subsidiary of the Company. The distribution therefore resulted in the disposition of the business and assets of Goedeker.

Asien’s

On March 27, 2020, the Company and 1847 Asien entered into a stock purchase agreement with Asien’s and Joerg Christian Wilhelmsen and Susan Kay Wilhelmsen, as trustees of the Wilhelmsen Family Trust, U/D/T Dated May 1, 1992 (the “Asien’s Seller”), pursuant to which 1847 Asien agreed to acquire all of the issued and outstanding capital stock of Asien’s. The Company acquired Asien’s, which provides a wide variety of appliance services, including sales, delivery/installation, in-home service and repair, extended warranties, and financing in the North Bay area of Sonoma County, California to expand into the appliance industry.

On May 28, 2020, the Company, 1847 Asien, Asien’s and the Asien’s Seller entered into an amendment to the stock purchase agreement and closing of the acquisition of all of the issued and outstanding capital stock of Asien’s was completed (the “Asien’s Acquisition”).

The aggregate purchase price was $2,125,000 consisting of: (i) $233,000 in cash, subject to adjustment; (ii) the issuance of an amortizing promissory note in the principal amount of $200,000; (iii) the issuance of a demand promissory note in the principal amount of $655,000; and (iv) 415,000 common shares of the Company, having a mutually agreed upon value of $830,000 and a fair value of $1,037,500, which may be repurchased by 1847 Asien for a period of one year following the closing at a purchase price of $2.50 per share. The shares were repurchased by 1847 Asien on July 29, 2020.

1847 HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(UNAUDITED)

The purchase price is subject to a post-closing working capital adjustment provision based on the difference between actual working capital at closing and the Asien’s Seller’s preliminary estimate of closing date working capital. If the final working capital exceeds the preliminary working capital estimate, 1847 Asien must pay to the Asien’s Seller an amount of cash that is equal to such excess. If the preliminary working capital estimate exceeds the final working capital, the Asien’s Seller must pay to 1847 Asien an amount in cash equal to such excess.

The provisional fair value of the purchase consideration issued to the Asien’s Seller was allocated to the net tangible assets acquired. The Company accounted for the Asien’s Acquisition as the purchase of a business under GAAP under the acquisition method of accounting, and the assets and liabilities acquired were recorded as of the acquisition date, at their respective fair values and consolidated with those of the Company. The fair value of the net assets acquired was approximately $1,171,272. The excess of the aggregate fair value of the net tangible assets has been allocated to goodwill.

The Company is currently in the process of completing the preliminary purchase price allocation as an acquisition of certain assets. The final purchase price allocation for Asien’s will be included in the Company’s financial statements in future periods. The table below shows preliminary analysis for the Asien’s Acquisition:

Provisional Purchase Consideration at preliminary fair value:
Common shares	$1,037,500
Notes payable	855,000
Due to seller	233,000
Amount of consideration	$2,125,500

Assets acquired and liabilities assumed at preliminary fair value
Cash	$1,501,285
Accounts receivable	235,746
Inventories	1,457,489
Other current assets	41,427
Property and equipment	157,052
Customer related intangibles	462,000
Marketing related intangibles	547,000
Accounts payable and accrued expenses	(280,752)
Customer deposits	(2,405,703)
Notes payable	(509,272)
Other liabilities	(35,000)
Net assets acquired	$1,171,272

Total net assets acquired	$1,171,272
Consideration paid	2,125,500
Preliminary goodwill	$954,228

The estimated useful life remaining on the property and equipment acquired is 5 to 13 years.

Kyle’s

On August 27, 2020, the Company and 1847 Cabinet entered into a stock purchase agreement with Kyle’s and Stephen Mallatt, Jr. and Rita Mallatt (together, the “Asien’s Seller”), pursuant to which 1847 Cabinet agreed to acquire all of issued and outstanding capital stock of Kyle’s. The Company acquired Kyle’s, a leading custom cabinetry maker servicing contractors and homeowners in Boise, Idaho to expand into contracting services.

On September 30, 2020, the Company, 1847 Cabinet, Kyle’s and the Kyle’s Seller entered into addendum to the stock purchase and closing of the acquisition of all of the issued and outstanding capital stock of Kyle’s was completed (the “Kyle’s Acquisition”)

The aggregate purchase price was $$6,650,000, subject to adjustment as described below. The purchase price consists of (i) $4,200,000 in cash, (ii) an 8% contingent subordinated note in the aggregate principal amount of $1,050,000, and (iii) 700,000 common shares of the Company, having a mutually agreed upon value of $1,400,000 and a fair value of $3,675,000. The shares were issued on October 16, 2020, immediately following the record date for the Goedeker Spin-Off described above.

1847 HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(UNAUDITED)

The purchase price is subject to a post-closing working capital adjustment provision based on the difference between actual working capital at closing and the Kyle’s Seller’s preliminary estimate of closing date working capital. If the final working capital exceeds the preliminary working capital estimate, 1847 Cabinet must pay to the Kyle’s Seller an amount of cash that is equal to such excess. If the preliminary working capital estimate exceeds the final working capital, the Kyle’s Seller must pay to 1847 Cabinet an amount in cash equal to such excess, provided, however, that the Kyle’s Seller may, at its option, in lieu of paying such excess in cash, deliver and transfer to 1847 Cabinet a number of common shares of the Company that is equal to such excess divided by $2.00.

In addition to the post-closing net working capital adjustment described above, there was a target working capital adjustment, pursuant to which if at the closing the preliminary working capital exceeded a target working capital of $154,000, then the purchase price would be increased at the closing by the amount of such difference. Accordingly, as a result of the target working capital adjustment, the cash portion of the purchase price at the closing was $4,356,162.

The provisional fair value of the purchase consideration issued to the Kyle’s Seller was allocated to the net tangible assets acquired. The Company accounted for the Kyle’s Acquisition as the purchase of a business under GAAP under the acquisition method of accounting, and the assets and liabilities acquired were recorded as of the acquisition date, at their respective fair values and consolidated with those of the Company. The fair value of the net assets acquired was approximately $527,618. The excess of the aggregate fair value of the net tangible assets has been allocated to goodwill.

The Company is currently in the process of completing the preliminary purchase price allocation as an acquisition of certain assets. The final purchase price allocation for Kyle’s will be included in the Company’s financial statements in future periods. The table below shows preliminary analysis for the Kyle’s Acquisition:

Provisional Purchase Consideration at preliminary fair value:
Common shares	$3,675,000
Notes payable	1,050,000
Due to seller	4,356,162
Amount of consideration	$9,081,162

Assets acquired and liabilities assumed at preliminary fair value
Cash	$130,000
Accounts receivable	385,095
Costs in excess of billings	122,016
Other current assets	13,707
Property and equipment	183,825
Accounts payable and accrued expenses	(263,597)
Billings in excess of costs	(43,428)
Net tangible assets acquired	$527,618

Total net assets acquired	$527,618
Consideration paid	9,081,162
Preliminary goodwill	$8,553,544

The estimated useful life remaining on the property and equipment acquired is 3 to 7 years.

1847 HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(UNAUDITED)

Proforma

The following unaudited proforma results of operations are presented for information purposes only. The unaudited proforma results of operations are not intended to present actual results that would have been attained had the Asien’s Acquisition and Kyle’s Acquisition been completed as of January 1, 2019 or to project potential operating results as of any future date or for any future periods. The revenue and net income before non-controlling interest of Asien’s since the May 28, 2020 acquisition date through September 30, 2020 included in the consolidated income statement amounted to approximately $4,327,294 and $496,859, respectively.

	For the Nine Months Ended September 30,
	2020	2019
Revenues, net	$17,163,879	$13,196,472
Net loss allocable to common shareholders	$(671,350)	$(544,046)
Net loss per share	$(0.16)	$(0.13)
Weighted average number of shares outstanding	4,309,526	4,262,918

NOTE 11—NOTES PAYABLE

1847 Neese/Neese

Home State Bank

On June 13, 2018, Neese entered into a term loan agreement with Home State Bank, pursuant to which Neese issued a promissory note to Home State Bank in the principal amount of $3,654,074 with an annual interest rate of 6.85% and with covenants to maintain a minimum debt coverage ratio of 1.00 to 1.25 measured at December 31, 2019. Neese did not comply with this covenant for the year ended December 31, 2019. The Company has classified the liability as current and long-term upon the renewal of the agreement in July 2020 and will assess the covenant in the year end December 31, 2020 as required. On July 30, 2020, Neese entered into a change in terms agreement with Home State Bank to amend the terms of the term loan. Pursuant to the change in terms agreement: (i) the maturity date was extended to July 30, 2022; (ii) the interest rate was changed to 5.50%; (iii) Neese agreed to pay accrued interest in the amount of $95,970; (iv) Neese agreed to make payments of $30,000 beginning on September 30, 2020 and continuing thereafter on a monthly basis until maturity, at which time a final interest payment is due; (v) Neese agreed to make a payment of $260,000.00 on December 30, 2020 and December 30, 2021; (vi) Neese agreed to make two new advances under the note in the amounts $51,068 and $517,529 to repay in full Neese’s capital lease transactions due to Utica Leaseco LLC described below; (vii) Neese agreed to pay a loan fee of $17,500; and (viii) Home State Bank agreed to make a loan advance to checking for $17,500. The balance of the note amounts to $3,493,922, comprised of principal of $3,509,364, net of unamortized debt discount of $16,042 as of September 30, 2020.

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

1847 HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(UNAUDITED)

The loan is secured by inventory, accounts receivable, and certain fixed assets of Neese. The loan agreement limited the payment of interest on certain promissory notes to $40,000 annually. The Company continues to accrue interest at the contractual amounts. Such accruals (in excess of $40,000 in interest on the promissory notes) are shown as long-term accrued expenses in the accompanying balance sheet as of September 30, 2020.

If the Company sells property, plant, and equipment securing the loan, it must remit the appraised value of the equipment to Home State Bank. During the nine months ended September 30, 2020 and 2019, $145,690 and $21,500, respectively, was remitted to Home State Bank pursuant to this requirement.

The Company adopted ASU 2015-03 by deducting debt issuance costs from the long-term portion of the loan. Amortization of debt issuance costs totaled $1,458 and $16,200 for the three months ended September 30, 2020 and 2019, respectively.

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

The note has not been repaid; thus, the Company is in default under this note. Under terms of the term loan with Home State Bank described above, this note may not be paid until the term loan is paid in full. The payees on the note agreed to the modification of its terms by signing the loan agreement for the Home State Bank term loan. Accordingly, the loan is shown as a long-term liability as of September 30, 2020. Additionally, Home State Bank limits the payment of interest on this note to $40,000 annually. The Company continues to accrue interest at the contract rate; however, given the limitations of the term loan, all accrued interest in excess of $40,000 is included in long-term accrued expenses.

1847 Asien/Asien’s

Arvest Bank

On July 10, 2020, Asien’s entered into a promissory note and security agreement with Arvest Bank for a revolving loan for up to $400,000. The loan matures on July 10, 2021 and bears interest at 5.25% per annum, subject to change in accordance with the Variable Rate (as defined in the promissory note and security agreement), the calculation for which is the U.S. Prime Rate plus 2%. Pursuant to the terms of the promissory note and security agreement, Asien’s is required to make monthly payments beginning on August 10, 2020 and until the maturity date, at which time all unpaid principal and interest will be due. There is no balance outstanding at September 30, 2020.

The loan is secured by Asien’s inventory and equipment, accounts and other rights of payments, and general intangibles, as such terms are defined in the Uniform Commercial Code. Asien’s may prepay the loan in full or in part at any time without penalty.

The promissory note and security agreement contains customary events of default, including the occurrence of the following: (i) a failure to make a payment in full when due; (ii) insolvency or bankruptcy; (iii) a merger, dissolution, reorganization of Asien’s; (iv) a consolidation with, or the acquisition of substantially all of the assets of, another entity; and (v) a violation by Asien’s of any term, condition or covenant in the promissory note and security agreement. The promissory note and security agreement also contains customary representations, warranties, and affirmative and negative covenants for a loan of this type.

1847 HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(UNAUDITED)

8% Subordinated Amortizing Promissory Note

A portion of the purchase price for acquisition of Asien’s was paid by the issuance of an 8% subordinated amortizing promissory note in the principal amount of $200,000 by 1847 Asien to the Asien’s Seller. Interest on the outstanding principal amount will be payable quarterly at the rate of eight percent (8%) per annum. The outstanding principal amount of the note will amortize on a one-year straight-line basis in accordance with a specified amortization schedule, with all unpaid principal and accrued, but unpaid interest being fully due and payable on May 28, 2021. The remaining balance of the note at September 30, 2020 is $153,076, comprised of principal of $151,505 and accrued interest of $1,571.

The note contains customary events of default, including in the event of (i) non-payment, (ii) a default by 1847 Asien of any of its covenants under the stock purchase agreement, the note, or any other agreement entered into in connection with the stock purchase agreement, or a breach of any of its representations or warranties under such documents, or (iii) the bankruptcy of 1847 Asien.

The right of the Asien’s Seller to receive payments under the note is subordinated to all indebtedness of 1847 Asien to banks, insurance companies and other financial institutions or funds, and federal or state taxation authorities.

6% Amortizing Promissory Note

On July 29, 2020, 1847 Asien entered into a securities purchase agreement with the Asien’s Seller, pursuant to which the Asien’s Seller sold to 415,000 of the Company’s common shares to 1847 Asien a purchase price of $2.50 per share. As consideration, 1847 Asien issued to the Asien’s Seller a two-year 6% amortizing promissory note in the aggregate principal amount of $1,037,500. One-half (50%) of the outstanding principal amount of the note ($518,750) and all accrued interest thereon, will be amortized on a two-year straight-line basis and is payable quarterly. The second-half (50%) of the outstanding principal amount of the note ($518,750) with all accrued, but unpaid interest thereon, is due on the second anniversary of the note. The note is unsecured and contains customary events of default. The remaining balance of the note at September 30, 2020 is $1,053,361, comprised of principal of $1,037,500 and accrued interest of $15,861.

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

Inventory Financing Agreement

On September 25, 2020, Asien’s entered into an inventory financing agreement with Wells Fargo Commercial Distribution Finance, LLC (“Wells Fargo”), pursuant to which Wells Fargo may extend credit to Asien’s from time to time to enable it to purchase inventory from Wells Fargo-approved vendors. The term of the agreement is one year, and from year to year thereafter, unless sooner terminated by either party upon 30 days written notice to the other party. As of September 30, 2020, Asien’s has not borrowed any funds under this agreement.

The inventory financing agreement contains customary representations, warranties, affirmative and negative covenants and events of default for a loan of this type. The agreement is secured by all assets of Asien’s and is guaranteed by 1847 Asien and the Company.

4.5% Unsecured Promissory Note

On October 30, 2017, Asien’s entered into a stock repurchase agreement with Paul A. Gwilliam and Terri L. Gwilliam, co-trustees of the Gwilliam Family Trust, pursuant to which Asien’s issued an unsecured promissory note in the aggregate principal amount of $540,000 for a term of 5 years or 60 months. The note bears interest at the rate of the 4.25% per annum. The remaining balance of the note at September 30, 2020 is comprised of principal of $49,848.

1847 HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(UNAUDITED)

Agreement of Sale of Future Receipts

On May 28, 2020, 1847 Asien and Asien’s entered into an agreement of sale of future receipts with TVT Direct Funding LLC (“TVT”), pursuant to which 1847 Asien and Asien’s agreed to sell future receivables with a value of $685,000 to TVT for a purchase price of $500,000. 1847 Asien and Asien’s agreed to deliver to TVT 20% of its weekly future receipts, or approximately $23,300, over the course of an estimated seven-month term, or such date when the above amount of receivables has been delivered to TVT. 1847 Asien used the proceeds from this sale to finance the Asien’s Acquisition. In addition to all other sums due to TVT under this agreement, 1847 Asien and Asien’s agreed to pay to TVT certain additional fees, including a one-time origination fees of $25,000, as reimbursement of costs incurred by TVT for financial and legal due diligence. The future payments under the TVT agreement are secured by a subordinated security interest in all of the tangible and intangible assets of 1847 Asien and Asien’s. There is no remaining balance at September 30, 2020 and the agreement has been terminated.

Loans on Vehicles

Asien’s has entered into three retail installment sale contracts pursuant to which Asien’s agreed to finance its delivery trucks at rates ranging 3.98% to 6.99% with an aggregate remaining principal amount of $97,215 as of September 30, 2020.

1847 Cabinet/Kyle’s

Vesting Promissory Note

A portion of the purchase price for the acquisition of Kyle’s on September 30, 2020 was paid by the issuance of a vesting promissory note by 1847 Cabinet to the Kyle’s Seller in the principal amount of $1,050,000, which increased to a principal amount of up to $1,260,000 pursuant to the vested percentage calculation described below. Payment of the principal and accrued interest on the note is subject to vesting as described below. The note bears interest on the vested portion of principal amount at the rate of eight percent (8%) per annum. To the extent vested, the vested portion of the principal and all accrued but unpaid interest on such vested portion of the principal shall be paid in one lump sum on the last day of the thirty-sixth (36th) month following the date of the note.

The vested principal of the note due at the maturity date shall be calculated each year based on the average annual consolidated EBITDA (as defined in the note) of 1847 Cabinet for each of the years ended December 31, 2020, 2021 and 2022. The EBITDA for each year shall be divided by $1.4 million multiplied by 100 to obtain the vested percentage. The vested principal for each year shall be equal to the vested percentage for that year multiplied by $350,000. To the extent that the vested percentage for the subject year is less than 80%, no portion of the note for that year shall vest. To the extent that the vested percentage for the subject year is equal to or greater than 120%, the vested principal shall be equal to $420,000 for that year and no more.

1847 Cabinet will have the right to redeem all but no less than all of the note at any time prior to the maturity date. If 1847 Cabinet elects to redeem the note, the redemption price will be payable in cash and is equal to the then outstanding vested portion of the principal plus any remaining unvested principal amount plus accrued but unpaid interest thereon (calculated over 36 months). For purposes of this redemption calculation, the “unvested principal amount” shall be $350,000 per year.

The note contains customary events of default. The right of the Kyle’s Seller to receive payments under the note is subordinated to all indebtedness of 1847 Cabinet, whether outstanding as of the closing date or thereafter created, to banks, insurance companies and other financial institutions or funds, and federal or state taxation authorities.

1847 HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(UNAUDITED)

Intercompany Secured Promissory Note

In connection with the acquisition of Kyle’s, the Company provided 1847 Cabinet with the funds necessary to pay the cash portion of the purchase price and cover acquisition expenses. In connection therewith, on September 30, 2020, 1847 Cabinet issued a secured promissory note to the Company in the principal amount of $4,525,000.

The note bears interest at the rate of 16% per annum. The interest is cumulative and any unpaid accrued interest will compound on each anniversary date of the note. Interest is due and payable in arrears on January 15, April 15, July 15 and October 15 commencing January 15, 2021. In the event payment of principal or interest due under the note is not made when due, giving effect to any grace period which may be applicable, or in the event of any other default (as defined in the note), the outstanding principal balance shall from the date of default immediately bear interest at the rate of 5% above the then applicable interest rate for so long as such default continues.

The Company may demand payment in full of the note at any time, even if 1847 Cabinet has complied with all of the terms of the note; and the note shall be due in full, without demand, upon a third party sale of all or substantially all the assets and business of 1847 Cabinet or a third party sale or other disposition of any capital stock of 1847 Cabinet. 1847 Cabinet may prepay the note at any time without penalty.

The note contains customary events of default, is guaranteed by Kyle’s and is secured by all of the assets of 1847 Cabinet and Kyle’s.

PPP Loans

On April 10, 2020 and April 28, 2020, Neese and Asien’s received $383,600 and $357,500, respectively, in PPP loans from the SBA under provisions of the CARES Act.  The PPP loans have two-year terms and bear interest at a rate of 1.0% per annum.  Monthly principal and interest payments are deferred for six months after the date of disbursement.  The PPP loans may be prepaid at any time prior to maturity with no prepayment penalties.  The PPP loans contain events of default and other provisions customary for loans of this type.  The PPP provides that the PPP loans may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. Neese and Asien’s intend to use the proceeds from the PPP loans for qualifying expenses and to apply for forgiveness of the PPP loans in accordance with the terms of the CARES Act.  The Company has classified $453,307 of the PPP loans as current liabilities and $289,527 as long-term liabilities pending SBA clarification of the final loan terms.

NOTE 12—FLOOR PLAN LOANS PAYABLE

At September 30, 2020 and December 31, 2019, $0 and $10,581, respectively, of machinery and equipment inventory of Neese was pledged to secure a floor plan loan from a commercial lender. Neese must remit proceeds from the sale of the secured inventory to the floor plan lender and pays a finance charge that can vary monthly at the option of the lender. The balance of the floor plan payable was repaid in nine months ended September 30, 2020.

NOTE 13—CONVERTIBLE PROMISSORY NOTE

On April 5, 2019, the Company, 1847 Goedeker and Goedeker (collectively, “1847”) entered into a securities purchase agreement with Leonite Capital LLC, a Delaware limited liability company (“Leonite”), pursuant to which 1847 issued to Leonite a secured convertible promissory note in the aggregate principal amount of $714,286 due April 5, 2020. As additional consideration for the purchase of the note, (i) the Company issued to Leonite 50,000 common shares, (ii) the Company issued to Leonite a five-year warrant to purchase 200,000 common shares at an exercise price of $1.25 per share (subject to adjustment), which may be exercised on a cashless basis, and (iii) 1847 Goedeker issued to Leonite shares of common stock equal to a 7.5% non-dilutable interest in Holdco.

The note carries an original issue discount of $64,286 to cover Leonite’s legal fees, accounting fees, due diligence fees and/or other transactional costs incurred in connection with the purchase of the note. Furthermore, the Company issued 50,000 common shares valued at $137,500 and a debt-discount related to the warrants valued at $292,673. The Company amortized $292,673 of financing costs related to the shares and warrants in the nine months ended September 30, 2020.

1847 HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(UNAUDITED)

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

In connection with the amendment, (i) the Company issued to Leonite another five-year warrant to purchase 200,000 common shares at an exercise price of $1.25 per share (subject to adjustment), which may be exercised on a cashless basis and (ii) upon closing of the Asien’s acquisition, 1847 Asien issued to Leonite shares of common stock equal to a 5% interest in 1847 Asien. The amendment represented a prepayment of principal and accrued interest resulting in a debt extinguishment and we recorded an aggregate extinguishment loss of $773,856.

Under the note, Leonite had the right at any time at its option to convert all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest of the note into fully paid and non-assessable common shares or any shares of capital stock or other securities of the Company into which such common shares may be changed or reclassified.

On May 4, 2020, Leonite converted $100,000 of the outstanding balance of the note into 100,000 common shares.

On July 21, 2020, Leonite converted $50,000 of the outstanding balance of the note into 50,000 common shares.

On August 4, 2020, Goedeker used a portion of the proceeds from the Goedeker IPO to repay the note in full. The total payoff amount was $780,653, consisting of principal of $771,431 and interest of $9,222.

On September 2, 2020, the Company entered into amendment to the warrant issued to Leonite on April 5, 2019. Pursuant to the amendment, the parties amended the warrant to allow for the conversion of the warrant into 180,000 common shares in exchange for Leonite’s surrender of the remaining 20,000 common shares underlying this warrant, as well as all 200,000 common shares underlying the second warrant issued to Leonite on May 11, 2020. On September 2, 2020, Leonite exercised the first warrant in accordance with the foregoing amendment and the Company issued 180,000 common shares to Leonite. As a result of this exercise, both warrants were cancelled.

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

On July 29, 2020, the Company paid $568,597 to repay this capital lease transaction with Utica in full.

NOTE 15—OPERATING LEASES

Neese

On March 3, 2017, Neese entered into an agreement of lease with K&A Holdings, LLC, a limited liability company that is wholly owned by officers of Neese. The agreement of lease is for a term of ten (10) years and provides for a base rent of $8,333 per month. In the event of late payment, interest shall accrue on the unpaid amount at the rate of eighteen percent (18%) per annum. The agreement of lease contains customary events of default, including if Neese shall fail to pay rent within five (5) days after the due date, or if Neese shall fail to perform any other terms, covenants or conditions under the agreement of lease, and other customary representations, warranties and covenants. Under terms of the term loan agreement with Home State Bank (Note 11), the Company may not pay salary or rent to such officers of Neese in excess of $100,000 per year beginning on the date of the term loan agreement, June 13, 2018. The Company is accruing monthly rent, but because of the limitation in the term loan, $275,000 of accrued rent is classified as a long-term accrued liability.

1847 HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(UNAUDITED)

The amount accrued for amounts included in the measurement of operating lease liabilities was $75,000 for the nine months ended September 30, 2020.

Future minimum lease payments under this operating lease as of September 30, 2020 were as follows:

For the Years Ended
2020 (reminder of year)	$25,000
2021	100,000
2022	100,000
2023	100,000
2024	100,000
Thereafter	216,667
Total lease payments	641,667
Less imputed interest	(123,620)
Maturities of lease liabilities	$518,047

Neese leased a piece of equipment on an operating lease. The lease originated in May 2014 for a five-year term with annual payments of $11,830 with a final payment in July 2019.

Kyle’s

On September 1, 2020, Kyle’s entered into an industrial lease agreement with the Kyle’s Seller. The lease is for a term of five years, with an option for a renewal term of five years, and provides for a base rent of $7,000 per month for the first 12 months, which will increase to $7,210 for months 13-16 and to $7,426 for months 37-60. In addition, Kyle’s is responsible for all taxes, insurance and certain operating costs during the lease term. In the event of late payment, interest shall accrue on the unpaid amount at the rate of twelve percent (12%) per annum. The lease agreement contains customary events of default, representations, warranties and covenants.

Future minimum lease payments under this operating lease as of September 30, 2020 were as follows:

For the Years Ended
2020 (remainder of year)	$21,000
2021	84,840
2022	86,520
2023	87,385
2023	89,116
2025	59,410
Total lease payments	428,271
Less imputed interest	(54,355)
Maturities of lease liabilities	$373,916

Asien’s

Asien’s has an office and showroom space that has been leased on a month-by-month basis for $11,665 per month.

1847 HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(UNAUDITED)

NOTE 16—RELATED PARTIES

Management Services Agreement

On April 15, 2013, the Company and the Manager entered into a management services agreement, pursuant to which the Company is required to pay the Manager a quarterly management fee equal to 0.5% of its adjusted net assets for services performed (the “Parent Management Fee”). The amount of the Parent Management Fee with respect to any fiscal quarter is (i) reduced by the aggregate amount of any management fees received by the Manager under any offsetting management services agreements with respect to such fiscal quarter, (ii) reduced (or increased) by the amount of any over-paid (or under-paid) Parent Management Fees received by (or owed to) the Manager as of the end of such fiscal quarter, and (iii) increased by the amount of any outstanding accrued and unpaid Parent Management Fees. The Company expensed $0 in Parent Management Fees for the nine months ended September 30, 2020 and 2019.

Offsetting Management Services Agreements

1847 Neese entered into an offsetting management services agreement with the Manager on March 3, 2017, Goedeker entered into an offsetting management services agreement with the Manager on April 5, 2019, which is included in discontinued operations, 1847 Asien entered into an offsetting management services agreement with the Manager on May 28, 2020 and 1847 Cabinet entered into an offsetting management services agreement with our manager on August 21, 2020. Pursuant to the offsetting management services agreements, 1847 Neese appointed the Manager to provide certain services to it for a quarterly management fee equal to $62,500, Goedeker appointed the Manager to provide certain services to it for a quarterly management fee equal to $62,500, 1847 Asien appointed the Manager to provide certain services to it for a quarterly management fee equal to the greater of $75,000 or 2% of adjusted net assets (as defined in the management services agreement) and 1847 Cabinet appointed the Manager to provide certain services to it for a quarterly management fee equal to the greater of $75,000 or 2% of adjusted net assets (as defined in the management services agreement); provided, however, in each case that (i) pro rated payments shall be made in the first quarter and the last quarter of the term, (ii) if the aggregate amount of management fees paid or to be paid by 1847 Neese, 1847 Asien or 1847 Cabinet, together with all other management fees paid or to be paid by all other subsidiaries of the Company to the Manager, in each case, with respect to any fiscal year exceeds, or is expected to exceed, 9.5% of the Company’s gross income with respect to such fiscal year, then the management fee to be paid by 1847 Neese, 1847 Asien or 1847 Cabinet for any remaining fiscal quarters in such fiscal year shall be reduced, on a pro rata basis determined by reference to the management fees to be paid to the Manager by all of the subsidiaries of the Company, until the aggregate amount of the management fee paid or to be paid by 1847 Neese, 1847 Asien or 1847 Cabinet, together with all other management fees paid or to be paid by all other subsidiaries of the Company to the Manager, in each case, with respect to such fiscal year, does not exceed 9.5% of the Company’s gross income with respect to such fiscal year, and (iii) if the aggregate amount the management fee paid or to be paid by 1847 Neese, 1847 Asien or 1847 Cabinet, together with all other management fees paid or to be paid by all other subsidiaries of the Company to the Manager, in each case, with respect to any fiscal quarter exceeds, or is expected to exceed, the Parent Management Fee with respect to such fiscal quarter, then the management fee to be paid by 1847 Neese, 1847 Asien or 1847 Cabinet for such fiscal quarter shall be reduced, on a pro rata basis, until the aggregate amount of the management fee paid or to be paid by 1847 Neese, 1847 Asien or 1847 Cabinet, together with all other management fees paid or to be paid by all other subsidiaries of the Company to the Manager, in each case, with respect to such fiscal quarter, does not exceed the Parent Management Fee calculated and payable with respect to such fiscal quarter.

Each of 1847 Neese, 1847 Asien or 1847 Cabinet shall also reimburse the Manager for all of its costs and expenses which are specifically approved by its board of directors, including all out-of-pocket costs and expenses, which are actually incurred by the Manager or its affiliates on behalf of 1847 Neese, 1847 Asien or 1847 Cabinet in connection with performing services under the offsetting management services agreements.

1847 Neese expensed $187,500 in management fees for the nine months ended September 30, 2020 and 2019. Under terms of the term loan from Home State Bank (see Note 11), no fees may be paid to the Manager without permission of the bank, which the Manager does not expect to be granted within the forthcoming year. Accordingly, $638,308 due from 1847 Neese to the Manager is classified as a long-term accrued liability as of September 30, 2020.

1847 Asien expensed $103,022 in management fees for the period from May 29, 2020 to September 30, 2020.

1847 HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(UNAUDITED)

Advances

From time to time, the Company has received advances from its chief executive officer to meet short-term working capital needs. As of September 30, 2020 and December 31, 2019, a total of $118,834 in advances from related parties are outstanding. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

As of September 30, 2020 and December 31, 2019, the Manager has funded the Company $69,573 and $62,499 in related party advances, respectively. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

Grid Promissory Note

On January 3, 2018, the Company issued a grid promissory note to the Manager in the initial principal amount of $50,000. The note provides that the Company may from time to time request additional advances from the Manager up to an aggregate additional amount of $100,000, which will be added to the note if the Manager, in its sole discretion, so provides. Interest shall accrue on the unpaid portion of the principal amount and the unpaid portion of all advances outstanding at a fixed rate of 8% per annum, and along with the outstanding portion of the principal amount and the outstanding portion of all advances, shall be payable in one lump sum due on the maturity date, January 3, 2021. If all or a portion of the principal amount or any advance under the note, or any interest payable thereon is not paid when due (whether at the stated maturity, by acceleration or otherwise), such overdue amount shall bear interest at a rate of 12% per annum. In the event the Company completes a financing involving at least $500,000, the Company must, contemporaneously with the closing of such financing transaction, repay the entire outstanding principal and accrued and unpaid interest on the note. The note is unsecured and contains customary events of default. As of September 30, 2020 and December 31, 2019, the Manager has advanced $56,900 and $119,400 of the note and the Company has accrued interest of $24,385 and $17,115, respectively.

Building Lease

On March 3, 2017, Neese entered into an agreement of lease with K&A Holdings, LLC, a limited liability company that is wholly owned by officers of Neese. See Note 15 for details regarding this lease.

NOTE 17—SHAREHOLDERS’ DEFICIT

Allocation Shares

As of September 30, 2020 and December 31, 2019, the Company had authorized and outstanding 1,000 allocation shares. These allocation shares do not entitle the holder thereof to vote on any matter relating to the Company other than in connection with amendments to the Company’s operating agreement and in connection with certain other corporate transactions as specified in the operating agreement.

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

1847 HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(UNAUDITED)

The 1,000 allocation shares are issued and outstanding and held by the Manager, which is controlled by Mr. Roberts, the Company’s chief executive officer and controlling shareholder.

Series A Senior Convertible Preferred Shares

On September 30, 2020, the Company executed a certificate of designation to designate 3,157,895 of its shares as series A senior convertible preferred shares. Following is a description of the rights of the series A senior convertible preferred shares.

Dividends. Dividends at the rate per annum of 14.0% of the stated value ($1.90 per share, subject to adjustment) shall accrue on the series A senior convertible preferred shares. Dividends shall accrue from day to day, whether or not declared, and shall be cumulative. Dividends shall be payable quarterly in arrears on each dividend payment date in cash or common shares at the Company’s discretion. Dividends payable in common shares shall be calculated based on a price equal to eighty percent (80%) of the volume weighted average price (“VWAP”) for the common shares on the Company’s principal trading market during the five (5) trading days immediately prior to the applicable dividend payment date.

Liquidation. Subject to the rights of the Company’s creditors and the holders of any senior securities or parity securities (in each case, as defined in the certificate of designation), upon any liquidation of the Company or its subsidiaries, before any payment or distribution of the assets of the Company (whether capital or surplus) shall be made to or set apart for the holders of securities that are junior to the series A senior convertible preferred shares as to the distribution of assets on any liquidation of the Company, each holder of outstanding series A senior convertible preferred shares shall be entitled to receive an amount of cash equal to 115% of the stated value plus an amount of cash equal to all accumulated accrued and unpaid dividends thereon (whether or not declared) to, but not including the date of final distribution to such holders. If, upon any liquidation of the Company, the assets of the Company, or proceeds thereof, distributable among the holders of the series A senior convertible preferred shares shall be insufficient to pay in full the preferential amount payable to the holders of the series A senior convertible preferred shares and liquidating payments on any other shares of any class or series of parity securities as to the distribution of assets on any liquidation of the Company, then such assets, or the proceeds thereof, shall be distributed among the holders of series A senior convertible preferred shares and any such other parity securities ratably in accordance with the respective amounts that would be payable on such series A senior convertible preferred shares and any such other parity securities if all amounts payable thereon were paid in full.

Voting Rights. The series A senior convertible preferred shares do not have any voting rights; provided that, so long as any series A senior convertible preferred shares are outstanding, the affirmative vote of holders of a majority of series A senior convertible preferred shares, which majority must include Leonite so long as Leonite holds any series A senior convertible preferred shares (the “Requisite Holders”), voting as a separate class, shall be necessary for approving, effecting or validating any amendment, alteration or repeal of any of the provisions of the certificate of designation. In addition, so long as any series A senior convertible preferred shares are outstanding, the affirmative vote of the Requisite Holders shall be required prior to the Company’s or Kyle’s creation or issuance of (i) any parity securities; (ii) any senior securities; and (iii) any new indebtedness other than intercompany indebtedness by Kyle’s in favor of the Company, except any financing transaction the use of proceeds of which the Company will use to redeem the series A senior convertible preferred shares and the warrants.

Conversion Rights. Each series A senior convertible preferred share, plus all accrued and unpaid dividends thereon, shall be convertible, at the option of the holder thereof, at any time and from time to time into such number of fully paid and nonassessable common shares determined by dividing the stated value, plus the value of the accrued, but unpaid, dividends thereon, by the conversion price of $2.00 per share; provided that in no event shall the holder of any series A senior convertible preferred shares be entitled to convert any number of series A senior convertible preferred shares that upon conversion the sum of (i) the number of common shares beneficially owned by the holder and its affiliates and (ii) the number of common shares issuable upon the conversion of the series A senior convertible preferred shares with respect to which the determination of this proviso is being made, would result in beneficial ownership by the holder and its affiliates of more than 4.99% of the then outstanding common shares of the Company. This limitation may be waived (up to a maximum of 9.99%) by the holder and in its sole discretion, upon not less than sixty-one (61) days’ prior notice to the Company.

1847 HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(UNAUDITED)

Redemption. The Company may redeem in whole (but not in part) the series A senior convertible preferred shares by paying in cash therefore a sum equal to 115% of the stated value plus the amount of accrued and unpaid plus any other amounts due pursuant to the terms of the series A senior convertible preferred shares.

Adjustments. In addition to standard adjustments to the conversion price in the event of any share splits, share combinations, share reclassifications, dividends paid in common shares, sales of substantially all of the Company’s assets, mergers, consolidations or similar transactions, the certificate of designation contains a provision regarding adjustments to the dividend rate, stated value and conversion price as follows:

●	On the first day of the 12th month following the issuance date of any series A senior convertible preferred share, the stated dividend rate shall automatically increase by five percent (5.0%) per annum and the conversion price shall automatically adjust to the lower of the (i) initial conversion price and (ii) the price equal to the lowest VWAP of the ten (10) trading days immediately preceding such date.

●	On the first day of the 24th month following the issuance date of any series A senior convertible preferred, the stated dividend rate shall automatically increase by an additional five percent (5.0%) per annum, the stated value shall automatically increase by ten percent (10%) and the conversion price shall automatically adjust to the lower of the (i) initial conversion price and (ii) the price equal to the lowest VWAP of the ten (10) trading days immediately preceding such date.

●	On the first day of the 36th month following the issuance date of any series A senior convertible preferred share, the stated dividend rate shall automatically increase by an additional five percent (5.0%) per annum, the stated value shall automatically increase by ten percent (10%) and the conversion price shall automatically adjust to the lower of the (i) initial conversion price and (ii) the price equal to the lowest VWAP of the ten (10) trading days immediately preceding the third adjustment date.

Additional Equity Interest. On the third adjustment date set forth above, the Company is required to cause the Acquired Company (as defined below) to issue to the holders of series A senior convertible preferred shares, on a pro rata basis, a ten percent (10%) equity stake in any company (in the aggregate) (the “Acquired Company”) acquired with the proceeds from the sale of the series A senior convertible preferred shares (collectively, the “Additional Equity Interest”). The Company is required to cause the Acquired Company to grant to the holders of the series A senior convertible preferred shares upon the issuance to them of the Additional Equity Interest a right to receive an additional number of shares of common stock of the Acquired Company if the Acquired Company issues to any third party equity securities at a price below the Acquisition Price (as defined below). Such additional number of shares of common stock of the Acquired Company to be issued in such instance shall be equal to a number of shares of common stock of the Acquired Company which, when added to the number of shares of Common Stock of the Acquired Company constituting the Additional Equity Interest, would be equal to the total number of shares of Common Stock which would have been issued to a holder of series A senior convertible preferred shares if the price per share of Common Stock of the Acquired Company was equivalent to the price per equity security paid by such third party in the Acquired Company. For purposes of this provision, “Acquisition Price” means the price per share of the Acquired Company that was paid by the Company upon the acquisition of the Acquired Company.

On September 30, 2020, the Company sold an aggregate of 2,189,835 units, at a price of $1.90 per unit, for aggregate gross proceeds of $4,160,684. Each unit consists of one (1) series A senior convertible preferred share and a three-year warrant to purchase one (1) common share at an exercise price of $2.50 per common share (subject to adjustment), which may be exercised on a cashless basis under certain circumstances. The subscription agreement was executed on September 30, 2020 and the shares and warrants were issued on such day. The funds were received from the investors after the end of the quarter (on October 6, 2020) and thus a subscription receivable of approximately $4.16 million was recorded within stockholders equity at September 30, 2020. In accordance with ASC 470, if debt or stock is issued with detachable warrants and/or stock, the guidance in ASC 470 requires that the proceeds be allocated to the instruments based on their relative fair values. The Company applied this guidance and recorded a deemed dividend of $2,404,120 as a result of a beneficial conversion feature. As the Company does not have any retained earnings this deemed dividend was netting against additional paid-in capital and the net accounting effect was none.

Common Shares

The Company is authorized to issue 500,000,000 common shares as of September 30, 2020 and December 31, 2019. As of September 30, 2020 and December 31, 2019, the Company had 4,444,013 and 3,165,625 common shares issued and outstanding, respectively. The common shares entitle the holder thereof to one vote per share on all matters coming before the shareholders of the Company for a vote.

On April 5, 2019, the Company issued 50,000 common shares to Leonite pursuant to the securities purchase agreement (see Note 13).

1847 HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(UNAUDITED)

On May 4, 2020, the Company issued 100,000 common shares to Leonite upon conversion of $100,000 of the outstanding balance of the secured convertible promissory note resulting is a loss on conversion of debt of $175,000 (see Note 13).

On May 28, 2020, the Company issued 415,000 common shares, having a fair value of $1,037,500, to the Asien’s Seller in connection with the Asien’s Acquisition, which were subject to repurchase by 1847 Asien for a period of one year following the closing at a purchase price of $2.50 per share. These shares were repurchased by 1847 Asien on July 29, 2020. On August 28, 2020, 1847 Asien distributed these 415,000 shares to its stockholders, pro rata in accordance with their holdings. The Company, as the holder of 95% of the outstanding common stock of 1847 Asien, received 394,112 shares in connection with this distribution, which were then returned to the Company’s treasury and cancelled (see Note 11).

On June 4, 2020, the Company issued 100,000 common shares to a service provider for services provided to the Company. The fair market value of the services amounted to $245,000.

On July 21, 2020, the Company issued 50,000 common shares to Leonite upon conversion of $50,000 of the outstanding balance of the secured convertible promissory note resulting is a loss on conversion of debt of $50,000 (see Note 13).

On September 2, 2020, the Company issued 180,000 common shares to Leonite upon exercise of its warrants (see Note 13).

The Company issued a total of 50,000 warrants to service providers for services provided to the Company. The fair market value of the services amounted to $87,550. On September 2, 2020, the warrants were exercised at $1.25 per warrant for proceeds of $62,500.

Options

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term in Years
Outstanding at January 1, 2020	-	$-	-
Granted	90,000	$2.50	5.0
Exercised	77,500	2.50	-
Forfeited	-	-	-
Cancelled	(12,500)	2.50	-
Expired	-	-	-
Outstanding at September 30, 2020	-	$-	-
Exercisable at September 30, 2020	-	$-	-

1847 HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(UNAUDITED)

On May 11, 2020, the Company granted options to directors Paul A. Froning and Robert D. Barry to purchase 60,000 and 30,000 common shares, respectively, each at an exercise price of $2.50 per share.  The options vested immediately on the date of grant and terminate on May 11, 2025. On September 29, 2020, Mr. Barry exercised the options cashless and on September 30, 2020, Mr. Froning exercised the options for proceeds of $150,000.

Warrants

	Number of Common Stock Warrants	Weighted average exercise price	Weighted average life (years)	Intrinsic value of Warrants
Outstanding, January 1, 2019	-	$-	-
Granted	200,000	1.25	5.00
Exercised	-	-	-
Canceled	-	-	-
Outstanding, December 31, 2019	200,000	1.25	4.26
Granted	2,439,835	2.37	3.20
Exercised	(230,000)	1.25	-
Canceled	(220,000)	1.25	-
Outstanding, September 30, 2020	2,189,835	$2.50	3.00	$6,569,505

Exercisable, September 30, 2020	2,189,835	$2.50	3.00	$6,569,505

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

On September 2, 2020, the Company entered into amendment to the warrant issued to Leonite on April 5, 2019. Pursuant to the amendment, the parties amended the warrant to allow for the conversion of the warrant into 180,000 common shares in exchange for Leonite’s surrender of the remaining 20,000 common shares underlying this warrant, as well as all 200,000 common shares underlying the second warrant issued to Leonite on May 11, 2020. On September 2, 2020, Leonite exercised the first warrant in accordance with the foregoing amendment and the Company issued 180,000 common shares to Leonite. As a result of this exercise, both warrants were cancelled (see Note 13).

Accordingly, a portion of the proceeds was allocated to the warrant based on its relative fair value using the Black Scholes option-pricing model. The assumptions used in the Black-Scholes model are as follows: (i) dividend yield of 0%; (ii) expected volatility of 128.52%, (iii) weighted average risk-free interest rate of 0.36%, (iv) expected life of five years, and (v) estimated fair value of the common shares of $2.50 per share in the amount of $448,211 and recorded as part of the Loss on Extinguishment of Debt included in discontinued operations in the nine months ended September 30, 2020.

1847 HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(UNAUDITED)

On April 5, 2019, Goedeker, as borrower, and Holdco entered into a loan and security agreement with SBCC for a term loan in the principal amount of $1,500,000, pursuant to which Goedeker issued to SBCC a term note in the principal amount of up to $1,500,000 and a ten-year warrant to purchase shares of the most senior capital stock of Goedeker equal to 5.0% of the outstanding equity securities of Goedeker on a fully-diluted basis for an aggregate price equal to $100. At December 31, 2019 the warrants were valued at $122,344. On August 4, 2020, SBCC converted the warrant into 250,000 shares of Goedeker’s common stock (see Note 11).

On September 30, 2020, the Company sold an aggregate of 2,189,835 units, at a price of $1.90 per unit, for aggregate gross proceeds of $4,160,654. Each unit consists of one (1) series A senior convertible preferred share and one (1) three-year warrant. Accordingly, a portion of the proceeds were allocated to the warrant based on its relative fair value using the Geometric Brownian Motion Stock Path Monte Carlo Simulation. The assumptions used in the model were as follows: (i) dividend yield of 0%; (ii) expected volatility of 63.25%; (iii) weighted average risk-free interest rate of 0.16%; (iv) expected life of three years; (v) estimated fair value of the common shares of $5.25 per share; and (vi) various probability assumptions related to redemption, calls and price resets. The ultimate amount allocated to the warrants was $1,756,567, which was recorded as additional paid in capital.

The warrants allow the holder to purchase one (1) common share at an exercise price of $2.50 per common share (subject to adjustment including upon any future equity offering with a lower exercise price), which may be exercised on a cashless basis under certain circumstances. Upon a reduction to the exercise price of such warrants, the number of warrant shares shall increase such that the aggregate exercise price will remain the same. The warrant has a term of three years and is callable by the Company after one year if the 30 day average stock price is in excess of $5 and the trading volume in the Company’s shares exceed 100,000 shares a day over such period. The Company can also redeem the warrants during the term for $0.50 a warrant in the first year; $1.00 a warrant in the second year; and $1.50 a warrant in the third year.

Noncontrolling Interests

The Company owns 55.0% of 1847 Neese, 95% of 1847 Asien and 92.5% of 1847 Cabinet.  For financial interests in which the Company owns a controlling financial interest, the Company applies the provisions of ASC 810, which are applicable to reporting the equity and net income or loss attributable to noncontrolling interests. The results of 1847 Neese and 1847 Asien and are included in the consolidated statement of income as of September 30, 2020. The net loss attributable to the 45% non-controlling interest of 1847 Neese amounted to $649,818 and $628,210 for the nine months ended September 30, 2020 and 2019, respectively. The net loss attributable to the 5% non-controlling interest of 1847 Asien amounted to $19,993 for the period from May 29, 2020 to September 30, 2020.

NOTE 18—COMMITMENTS AND CONTINGENCIES

An office space has been leased on a month-by-month basis.

The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

1847 HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(UNAUDITED)

NOTE 19—SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the nine months ended September 30, 2020 and 2019 were as follows:

	For the Nine Months Ended September 30,
	2020	2019
Interest paid	$219,023	$595,000
Income tax paid	-	-

Business combinations:
Current assets	$2,255,480	$-
Property and equipment	340,877	-
Working capital adjustment receivable	-	-
Assumed liabilities	(3,537,752)	-
Intangible assets	1,009,000	-
Goodwill	9,507,772	-
Cash acquired in acquisitions	$1,398,285	$-

Financing:
Due to seller (cash paid to seller day after closing)	$4,589,162	$-
Debt discount on factoring agreement	$210,000	$-
Financed purchases of property and equipment	$21,968	$-
Term loan	$-	$1,500,000
Debt discount financing costs	-	(178,000)
Warrant feature upon issuance of term loan	-	(229,244
Term loan, net	$-	1,092,756

Line of credit	$-	$754,682
Debt discount on line of credit	-	(128,682)
Issuance of common shares on promissory note	-	(137,500
Line of credit, net	$-	$488,500

Promissory notes	$2,115,000	$714,286
Promissory note original issue and debt discount	-	(79,286)
Warrants issued in conjunction with notes payable	(210,000)	(292,673)
Promissory note, net	$1,905,000	342,327

9% subordinated promissory note	$-	$4,700,000
Debt discount financing costs	-	(215,500)
9% Subordinated promissory note, net	$-	$4,484,500
Equity:
Issuance of preferred stock and warrants for subscriptions receivable	$4,160,686	$-
Additional Paid in Capital – common shares and warrants issued	$87,500	$430,173

Common stock used for business combinations:
Common shares	$1,115	$-
Additional paid in capital	$4,711,385	$-
Leases:
Operating lease, ROU assets and liabilities	$373,916	$3,325,558

1847 HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(UNAUDITED)

NOTE 20—SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2020 to the date these financial statements were issued, and has determined that, except as set forth below, it does not have any material subsequent events to disclose in these financial statements.

On October 23, 2020, the Company completed a distribution of Goedeker. The common shareholders of the Company received an aggregate of 2,660,007 shares of the common stock of Goedeker, which were distributed on a pro rata basis at a ratio of 0.710467618568632 shares of Goedeker’s common stock for each common share of the Company held on the record date, and the Manager, the manager of the Company and the sole holder of its allocation shares, received 664,993 shares of the common stock of Goedeker, which it then distributed to its members. As a result of this distribution, Goedeker is no longer a majority-owned subsidiary of the Company. The distribution therefore resulted in the disposition of the business and assets of Goedeker.

On October 26, 2020, the Company completed a final closing of the unit offering, pursuant to which the Company sold an aggregate of 442,443 units for an aggregate purchase price of $840,640 (See Note 17).

On November 20, 2020, the Company and the Requisite Holders amended the certificate of designation for the series A senior convertible preferred shares to provide that, notwithstanding anything to the contrary contained in the certificate of designation, the conversion price for purposes of the adjustments described under “Adjustments” in Note 17 above shall not be adjusted to a number that is below $0.0075.

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

Overview

We are an acquisition holding company focused on acquiring and managing a group of small businesses, which we characterize as those that have an enterprise value of less than $50 million, in a variety of different industries headquartered in North America. To date, we have completed four acquisitions.

In March 2017, our subsidiary 1847 Neese Inc. (“1847 Neese”) acquired Neese, Inc. (“Neese”). Headquartered in Grand Junction, Iowa and founded in 1991, Neese is an established business specializing in providing a wide range of land application services and selling equipment and parts, primarily to the agricultural industry, but also to the construction and lawn and garden industries.

In April 2019, our subsidiary 1847 Goedeker Inc. (“Goedeker”) acquired substantially all of the assets of Goedeker Television Co. (“Goedeker Television”), a one-stop e-commerce destination for home furnishings, including appliances, furniture, home goods and related products. As a result of this transaction, Goedeker acquired the former business of Goedeker Television and continues to operate this business. On October 23, 2020, we distributed all of the shares of Goedeker that we held to our shareholders (the “Goedeker Spin-Off”). As a result of the Goedeker Spin-Off, Goedeker is no longer a subsidiary of the Company.

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

In September 2020, our subsidiary 1847 Cabinet Inc. (“1847 Cabinet”) acquired Kyle’s Custom Wood Shop, Inc. (“Kyle’s”). Kyle’s is a leading custom cabinetry maker servicing contractors and homeowners since 1976 in Boise, Idaho and the surrounding area. Kyle’s focuses on designing, building, and installing custom cabinetry primarily for custom and semi-custom builders.

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

Effective March 18, 2020, the County of Sonoma, California issued a shelter in place order. Pursuant to this order, non-essential businesses were ordered to close. Asien’s was qualified as an essential business and remained open under a modified service plan whereby customers were allowed access to the demonstration floor by appointment only with access limited to one customer party (following published guidelines a customer party was defined as no more than 3 adults and no children).  Effective June 6, 2020, Sonoma County modified the retail guidelines for essential businesses and Asien’s store allowed access for retail customer parties without appointment but with limitations on the number of individuals allowed in the store.  More recently, on July 13, 2020, the state of California issued new restrictions on business activities in certain counties, including Sonoma County, due to the increase in cases. These new restrictions primarily relate to indoor activities of certain businesses and do not affect retail stores, such as Asien’s; however, if the spread of the virus is not contained, we expect that additional restrictions may be imposed. Furthermore, Asien’s is dependent upon suppliers to provide it with all of the products that its sells. The pandemic has impacted and may continue to impact suppliers and manufacturers of certain of its products. As a result, Asien’s has faced and may continue to face delays or difficulty sourcing certain products, which could negatively affect its business and financial results. Even if Asien’s is able to find alternate sources for such products, they may cost more, which could adversely impact Asien’s profitability and financial condition.

Idaho, where Kyle’s is located, issued a “stay at home” order beginning on March 27, 2020. The order was initially in place until April 15, then undergone several extensions, and was lifted on April 30, 2020. Currently the state of Idaho is under a Department of Health and Welfare Stay Healthy Order. Kyle’s was in an industry designated as Essential Critical Infrastructure Workforce and remained operational during the “stay at home” order; as such, Kyle’s remained, and continues to do so, observant to social-distancing and mask-wearing guidance and all other State, County and City mandates. Therefore, there was minimal disruption to Kyle’s business operations during the Idaho’s “stay at home” period. However, during the “stay at home” period, certain key customers of Kyle’s elected to either temporarily stop building homes or delayed their building process, which adversely affected Kyle’s sales. As a result, Kyle’s generated comparatively lower-than-expected sales. Further, during the “stay at home” period, several of Kyle’s employees had taken time off because of medical experiences, and certain of them did not return to employment. Kyle’s has been hiring and training new employees to replace lost productivity because of the aforementioned loss of employees. Kyle’s did not experience any meaningful business interruption related to any of its key suppliers. Kyle’s endeavors to best observe guidance from the State of Idaho and to provide a safe working environment to its employees. If the pandemic is not sufficiently contained, it may continue to negatively affect Kyle’s ability to generate sales opportunities and to hire productive employees. Therefore, Kyle’s business operations may experience further delays and experience lost sales opportunities, which could further adversely impact Kyle’s profitability and financial condition.

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

Final Closing of Unit Offering

On October 26, 2020, we completed a second and final closing of the unit offering described in more detail below, pursuant to which we sold an aggregate of 442,443 units for an aggregate purchase price of $840,640.

Management Fees

On April 15, 2013, the Company and the Manager entered into a management services agreement, pursuant to which the Company is required to pay the Manager a quarterly management fee equal to 0.5% of its adjusted net assets for services performed (the “Parent Management Fee”). The amount of the Parent Management Fee with respect to any fiscal quarter is (i) reduced by the aggregate amount of any management fees received by the Manager under any offsetting management services agreements with respect to such fiscal quarter, (ii) reduced (or increased) by the amount of any over-paid (or under-paid) Parent Management Fees received by (or owed to) the Manager as of the end of such fiscal quarter, and (iii) increased by the amount of any outstanding accrued and unpaid Parent Management Fees. The Company expensed $0 in Parent Management Fees for the nine months ended September 30, 2020 and 2019.

1847 Neese entered into an offsetting management services agreement with the Manager on March 3, 2017, Goedeker entered into an offsetting management services agreement with the Manager on April 5, 2019, which is included in the discontinued operations, 1847 Asien entered into an offsetting management services agreement with the Manager on May 28, 2020 and 1847 Cabinet entered into an offsetting management services agreement with the Manager on August 21, 2020. Pursuant to the offsetting management services agreements, 1847 Neese appointed the Manager to provide certain services to it for a quarterly management fee equal to $62,500, Goedeker appointed the Manager to provide certain services to it for a quarterly management fee equal to $62,500, 1847 Asien appointed the Manager to provide certain services to it for a quarterly management fee equal to the greater of $75,000 or 2% of adjusted net assets (as defined in the management services agreement) and 1847 Cabinet appointed the Manager to provide certain services to it for a quarterly management fee equal to the greater of $75,000 or 2% of adjusted net assets (as defined in the management services agreement); provided, however, in each case that (i) pro rated payments shall be made in the first quarter and the last quarter of the term, (ii) if the aggregate amount of management fees paid or to be paid by 1847 Neese, 1847 Asien or 1847 Cabinet, together with all other management fees paid or to be paid by all other subsidiaries of the Company to the Manager, in each case, with respect to any fiscal year exceeds, or is expected to exceed, 9.5% of the Company’s gross income with respect to such fiscal year, then the management fee to be paid by 1847 Neese, 1847 Asien or 1847 Cabinet for any remaining fiscal quarters in such fiscal year shall be reduced, on a pro rata basis determined by reference to the management fees to be paid to the Manager by all of the subsidiaries of the Company, until the aggregate amount of the management fee paid or to be paid by 1847 Neese, 1847 Asien or 1847 Cabinet, together with all other management fees paid or to be paid by all other subsidiaries of the Company to the Manager, in each case, with respect to such fiscal year, does not exceed 9.5% of the Company’s gross income with respect to such fiscal year, and (iii) if the aggregate amount the management fee paid or to be paid by 1847 Neese, 1847 Asien or 1847 Cabinet, together with all other management fees paid or to be paid by all other subsidiaries of the Company to the Manager, in each case, with respect to any fiscal quarter exceeds, or is expected to exceed, the Parent Management Fee with respect to such fiscal quarter, then the management fee to be paid by 1847 Neese, 1847 Asien or 1847 Cabinet for such fiscal quarter shall be reduced, on a pro rata basis, until the aggregate amount of the management fee paid or to be paid by 1847 Neese, 1847 Asien or 1847 Cabinet, together with all other management fees paid or to be paid by all other subsidiaries of the Company to the Manager, in each case, with respect to such fiscal quarter, does not exceed the Parent Management Fee calculated and payable with respect to such fiscal quarter.

Each of 1847 Neese, 1847 Asien or 1847 Cabinet shall also reimburse the Manager for all of its costs and expenses which are specifically approved by its board of directors, including all out-of-pocket costs and expenses, which are actually incurred by the Manager or its affiliates on behalf of 1847 Neese, 1847 Asien or 1847 Cabinet in connection with performing services under the offsetting management services agreements.

1847 Neese expensed $187,500 in management fees for the nine months ended September 30, 2020 and 2019. Under terms of the term loan from Home State Bank described below, no fees may be paid to the Manager without permission of the bank, which the Manager does not expect to be granted within the forthcoming year. Accordingly, $638,308 due from 1847 Neese to the Manager is classified as a long-term accrued liability as of September 30, 2020.

1847 Asien expensed $103,022 in management fees for the period from May 29, 2020 to September 30, 2020.

On a consolidated basis, we expensed total management fees of $290,522 and $187,500 for the nine months ended September 30, 2020 and 2019, respectively, and $638,308 due to the Manager is classified as an accrued liability as of September 30, 2020.

Segments

The Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 280, Segment Reporting, requires that an enterprise report selected information about reportable segments in its financial reports issued to its stockholders. Beginning with the second quarter of 2019, we changed our operating and reportable segments from one segment to two segments - the retail and appliances segment, which is operated by Asien’s (and was previously operated by Goedeker), and the land management segment, which is operated by Neese. Commencing with the fourth quarter of 2020, we added an additional segment - the construction segment, which is operated by Kyle’s.

We provide general corporate services to our segments; however, these services are not considered when making operating decisions and assessing segment performance. These include costs associated with executive management, financing activities and public company compliance.

Discontinued Operations

As a result of the Goedeker spin-off, all financial information previously presented as part of retail and appliance services operations are classified as discontinued operations and not presented as part of continuing operations.

Results of Operations

Comparison of Three Months Ended September 30, 2020 and 2019

The following table sets forth key components of our results of operations during the three months ended September 30, 2020 and 2019, both in dollars and as a percentage of our revenue.

	September 30, 2020		September 30, 2019
	Amount	% of Revenues	Amount	% of Revenues
Revenues
Services	$640,695	12.2%	$742,041	52.5%
Sales of parts and equipment	1,448,917	27.7%	670,221	47.5%
Furniture and appliances	3,141,313	60.1%	-	-
Total revenues	5,230,925	100.00%	1,412,262	100.00%
Operating expenses
Cost of sales	3,753,446	71.8%	596,287	42.2%
Personnel costs	626,363	12.0%	520,808	36.9%
Depreciation and amortization	371,593	7.1%	338,112	23,9%
Fuel	89,169	1.7%	143,658	10.2%
General and administrative	1,044,076	20.0%	383,940	27.2%
Total operating expenses	5,884,647	112.5%	1,982,805	140.4%
Net loss from operations	(653,722)	(12.5)%	(570,543)	(40.4)%
Other income (expense)
Financing costs	(161,911)	(3.1)%	(8,100)	(0.6)%
Loss on extinguishment of debt	(382,681)	(7.3)%	-	-
Interest expense	(101,306)	(1.9)%	(140,346)	(9.9)%
Gain (loss) on sale of property and equipment	16,981	0.3%	-	-
Total other income (expense)	(628,917)	(12.0)%	(148,446)	(10.5)%
Net loss before income taxes	(1,282,639)	(24.5)%	(718,989)	(50.9)%
Income tax benefit	117,000	2.2%	395,763	28.0%
Net loss before non-controlling interests	(1,165,639)	(22.3)%	(323,226)	(22.9)%
Less net loss attributable to non-controlling interests	(253,072)	(4.8)%	(126,563)	(9.0)%
Net loss from continuing operations	(912,567)	(17.4)%	(196,663)	(13.9)%
Net loss from discontinued operations	(1,992,016)	(38.1)%	(588,048)	(41.6)%
Net loss attributable to company shareholders	$(2,904,583)	(55.5)%	$(784,711)	(55.6)%

Total revenues. Our total revenues were $5,230,925 for the three months ended September 30, 2020, as compared to $1,412,262 for the three months ended September 30, 2019.

The retail and appliances segment generates revenue through the sales of home furnishings, including appliances and related products. Revenue from the retail and appliances segment was $3,141,313 for the three months ended September 30, 2020.

The following table summarizes our revenues by sales type for the three months ended September 30, 2020:

2020
Appliance sales	$3,138,312
Other sales	3,000
Total revenues	$3,141,313

The land management services segment generates revenue through the provision of waste disposal and a variety of land application services, wholesaling of agricultural equipment and parts, local trucking services, various shop services, and sales of other products and services. Revenues from the land management segment increased by $677,350, or 48.0%, to $2,089,612 for the three months ended September 30, 2020 from $1,412,262 for the three months ended September 30, 2019. Such increase resulted from an $778,696 increase in sales of parts and equipment. The decrease in services revenue was primary due to a net decrease in trucking and waste hauling services. The decline in trucking revenue was primarily attributable to COVID-19 related reduced demand for trucking services.

The following table summarizes our revenues by type for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019
Services
Trucking	$247,037	$383,709
Waste hauling	118,637	40,781
Repairs	176,585	181,129
Other	98,436	136,422
Total services	640,695	742,041
Sales of parts and equipment	1,448,917	670,221
Total revenues	$2,089,612	$1,412,262

Cost of sales. Cost of sales for the retail and appliances segment consist of the cost of purchased merchandise plus the cost of delivering merchandise and where applicable installation, net of promotional rebates and other incentives received from vendors. Cost of sales for the land management services segment consist of the direct costs of our equipment and parts. Our total cost of sales was $3,753,446 for the three months ended September 30, 2020, as compared to $596,287 for the three months ended September 30, 2019.

Cost of sales for the retail and appliances segment was $2,429,715 for the three months ended September 30, 2020. As a percentage of retail and appliances revenues, cost of sales was 77.3% for the three months ended September 30, 2020.

Cost of sales for the land management services segment increased by $727,445, or 122.0%, to $1,323,732 for the three months ended September 30, 2020 from $596,287 for the three months ended September 30, 2019. As a percentage of land management services revenue, cost of sales was 63.3% and 42.2% for the three months ended September 30, 2020 and 2019, respectively. This 21.1% increase in the percentage of land management services cost of sales was due to the increase in sales of parts and equipment which results in a lower gross profit margin compared to services revenue.

Personnel costs. Personnel costs include employee salaries and bonuses plus related payroll taxes. It also includes health insurance premiums, 401(k) contributions, and training costs. Our personnel costs were $626,363 for the three months ended September 30, 2020, as compared to $520,808 for the three months ended September 30, 2019.

Personnel costs for the retail and appliances segment was $216,903 for the three months ended September 30, 2020. As a percentage of retail and appliances revenue, personnel costs for the retail and appliances segment was 6.9% for the three months ended September 30, 2020.

Personnel costs for the land management services segment decreased by $111,349 or 21.4%, to $409,459 for the three months ended September 30, 2020 from $520,808 for the three months ended September 30, 2019. Such decrease was due to reduction of staff attributable to COVID related reduced demand for trucking services. As a percentage of land management services revenue, personnel costs for the land management services segment was 19.6% and 36.8% and for the three months ended September 30, 2020 and 2019, respectively.

Fuel costs. Fuel costs, which are attributable to our land management services segment, include fuel for our on-road trucking and off-road manure spreading services. Our fuel costs decreased by $54,489, or 37.9%, to $89,169 for the three months ended September 30, 2020 from $143,658 for the three months ended September 30, 2019. The decrease in fuel costs is the result of a decline in market prices for fuel purchases and the decline in trucking services provided.

General and administrative expenses. Our general and administrative expenses consist primarily of professional advisor fees, stock-based compensation, bad debts reserve, rent expense, advertising, bank fees, and other expenses incurred in connection with general operations. Our total general and administrative expenses increased by $660,136 or 171.9%, to $1,044,076 for the three months ended September 30, 2020, from $383,940 for the three months ended September 30, 2019.

General and administrative expenses for the retail and appliances segment was $566,720 for the three months ended September 30, 2020. As a percentage of retail and appliances revenue, general and administrative expenses for the retail and appliances segment was 18.0% for the three months ended September 30, 2020.

General and administrative expenses for the land management services segment increased slightly by $6,162, or 1.8%, to $350,520 for the three months ended September 30, 2020 from $344,358 for the three months ended September 30, 2019. As a percentage of land management services revenue, general and administrative expenses for the land management services segment was 16.8% and 24.3% for the three months ended September 30, 2020 and 2019, respectively.

General and administrative expenses for our holding company increased by $87,254, or 220.4%, to $126,836 for the three months ended September 30, 2020, from $39,582 for the three months ended September 30, 2019. The increase was primarily due to an issuance of stock-based compensation in the current year of $87,500.

Total other income (expense). We had $628,917 in total other expense, net, for the three months ended September 30, 2020, as compared to other expense, net, of $148,446 for the three months ended September 30, 2019. Other expense, net, in the three months ended September 30, 2020 consisted of financing costs of $161,911, loss on extinguishment of debt of $382,681, interest expense of $101,306 and gain on sale of property and equipment of $16,981, while other expense, net, for the three months ended September 30, 2019 consisted of financing costs of $8,100 and interest expense of $140,346.

Net loss from continuing operations. As a result of the cumulative effect of the factors described above, our net loss from continuing operations increased by $715,904, or 364.0%, to $912,567 for the three months ended September 30, 2020 from $196,663 for the three months ended September 30, 2019.

Comparison of Nine Months Ended September 30, 2020 and 2019

The following table sets forth key components of our results of operations during the nine months ended September 30, 2020 and 2019, both in dollars and as a percentage of our revenue.

	September 30, 2020		September 30, 2019
	Amount	% of Revenues	Amount	% of Revenues
Revenues
Services	$1,853,721	22.5%	$2,293,765	60.1%
Sales of parts and equipment	2,053,964	24.9%	1,523,031	39.9%
Furniture and appliances	4,327,294	52,5%	-	-
Total revenues	8,234,979	100.0%	3,816,796	100.0%
Operating expenses
Cost of sales	5,206,229	63.2%	1,369,440	35.9%
Personnel costs	1,565,651	19.0%	1,524,033	39.9%
Depreciation and amortization	999,107	12.1%	1,015,152	26.6%
Fuel	275,368	3.3%	503,923	13.2%
General and administrative	2,547,165	30.9%	1,180,777	30.9%
Total operating expenses	10,593,520	128.6%	5,593,325	146.5%
Net loss from operations	(2,358,541)	(28.6)%	(1,776,529)	(46.5)%
Other income (expense)
Financing costs	(206,686)	(2.5)%	(24,300)	(0.6)%
Loss on extinguishment of debt	(382,681)	(4.6)%	-	-
Interest expense	(337,649)	(4.1)%	(401,587)	(10.5)%
Gain (loss) on sale of property and equipment	54,748	0.7%	24,224	0.6%
Total other income (expense)	(872,268)	(10.6)%	(401,663)	(10.5)%
Net loss before income taxes	(3,230,809)	(39.2)%	(2,178,192)	(57.1)%
Income tax benefit	444,800	5.4%	655,613	17.2%
Net loss before non-controlling interests	(2,786,009)	(33.8)%	(1,522,579)	(39.9)%
Less net loss attributable to non-controlling interests	(669,811)	(8.1)%	(628,210)	(16.5)%
Net loss from continuing operations	(2,116,198)	(25.7)%	(894,369)	(23.4)%
Net loss from discontinued operations	(5,703,377)	(69.3)%	(1,083,872)	(28.4)%
Net loss attributable to company shareholders	$(7,819,575)	(95.0)%	$(1,978,241)	(51.8)%

Total revenues. Our total revenues were $8,234,979 for the nine months ended September 30, 2020, including $4,327,294 from Asien’s for the period from May 29, 2020 to September 30, 2020, as compared to $3,816,796 for the nine months ended September 30, 2019.

Revenues from the retail and appliances segment was $4,327,294 for the period from May 29, 2020 to September 30, 2020. The following table summarizes our revenues by sales type for the period from May 29, 2020 to September 30, 2020:

May 29, 2020 to September 30, 2020
Appliance sales	$4,263,619
Other sales	63,675
Total revenues	$4,327,294

Revenues from the land management segment increased by $90,889, or 2.4%, to $3,907,685 for the nine months ended September 30, 2020 from $3,816,796 for the nine months ended September 30, 2019. Such increase resulted from a $530,933 increase in sales of parts and equipment, offset by a $440,044 decrease in services revenue. There was a $501,016 decline in trucking revenue, primarily attributable to COVID-19 related reduced demand for trucking services compared to 2019, offset by an increase in waste hauling services revenue of $140,529.

The following table summarizes our revenues by type for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
Services
Trucking	$766,534	$1,267,550
Waste hauling	557,687	417,138
Repairs	282,878	309,330
Other	246,622	299,747
Total services	1,853,721	2,293,765
Sales of parts and equipment	2,053,964	1,523,031
Total revenues	$3,907,685	$3,816,796

Cost of sales. Our total cost of sales was $5,206,229 for the nine months ended September 30, 2020, including $3,353,607 from Asien’s for the period from May 29, 2020 to September 30, 2020, as compared to $1,369,440 for the nine months ended September 30, 2019.

Cost of sales for the retail and appliances segment was $3,353,607 for the period from May 29, 2020 to September 30, 2020. As a percentage of retail and appliances revenues, cost of sales was 77.5% for such period.

Cost of sales for the land management segment increased by $483,181, or 35.3%, to $1,852,621 for the nine months ended September 30, 2020 from $1,369,440 for the nine months ended September 30, 2019. Such increase was due to the sale of tractors, net of a decrease in waste hauling costs, in the nine months ended September 30, 2019. As a percentage of land management services revenue, cost of sales was 47.4% and 35.9% for the nine months ended September 30, 2020 and 2019, respectively.

Personnel costs. Our total personnel costs were $1,565,651 for the nine months ended September 30, 2020, including $298,187 from Asien’s for the period from May 29, 2020 to September 30, 2020, as compared to $1,524,033 for the nine months ended September 30, 2019.

Personnel costs for the retail and appliances segment was $298,187 for the period from May 29, 2020 to September 30, 2020. As a percentage of retail and appliances revenue, personnel costs for the retail and appliances segment was 6.9% for such period.

Personnel costs for the land management services segment decreased by $256,569, or 16.8%, to $1,267,464 for the nine months ended September 30, 2020 from $1,524,033 for the nine months ended September 30, 2019. Such decrease was due to reduction of staff attributable to COVID-19 related reduced demand for trucking services. As a percentage of land management services revenue, personnel costs for the land management services segment was 32.4% and 39.9% and for the nine months ended September 30, 2020 and 2019, respectively.

Fuel costs. Our fuel costs decreased by $228,555, or 45.4%, to $275,368 for the nine months ended September 30, 2020 from $503,923 for the nine months ended September 30, 2019. The decrease in fuel costs is the result of a decline in market prices for fuel purchases and the decline in trucking services provided.

General and administrative expenses. Our total general and administrative were $2,547,165 for the nine months ended September 30, 2020, including $917,179 from Asien’s for the period from May 29, 2020 to September 30, 2020, as compared to $1,180,777 for the nine months ended September 30, 2019.

General and administrative expenses for the retail and appliances segment was $917,179 for the period from May 29, 2020 to September 30, 2020. As a percentage of retail and appliances revenue, general and administrative expenses for the retail and appliances segment was 21.2% for the nine months ended September 30, 2020.

General and administrative expenses for the land management services segment decreased by $79,822, or 7.5%, to $981,497 for the nine months ended September 30, 2020 from $1,061,319 for the nine months ended September 30, 2019. The decrease primarily resulted from a decrease in maintenance and repairs of $74,977 and insurance of $33,485, offset by an increase in freight of $21,950. As a percentage of land management services revenue, general and administrative expenses for the land management services segment was 25.1% and 30.9% for the nine months ended September 30, 2020 and 2019, respectively.

General and administrative expenses for our holding company increased by $529,029, or 442.9%, to $648,488 for the nine months ended September 30, 2020, from $119,459 for the nine months ended September 30, 2019. The increase was due to an increase in professional fees compared to the prior year and issuance of stock-based compensation in the current year of $523,936.

Total other income (expense). We had $872,268 in total other expense, net, for the nine months ended September 30, 2020, as compared to other expense, net, of $401,663 for the nine months ended September 30, 2019. Other expense, net, in the nine months ended September 30, 2020 consisted of financing costs of $206,686, loss on extinguishment of debt of $382,681, and interest expense of $337,649, offset by a gain on sale of fixed assets of $54,748, while total other expense, net, for the nine months ended September 30, 2019 consisted of financing costs of $24,300 interest expense of $401,587, offset by a gain on sale of fixed assets of $24,224.

Net loss from continuing operations. As a result of the cumulative effect of the factors described above, our net loss from continuing operations increased by $1,221,829, or 136.6%, to $2,116,198 for the nine months ended September 30, 2020 from $894,369 for the nine months ended September 30, 2019.

Liquidity and Capital Resources

As of September 30, 2020, we had cash and cash equivalents of $1,177,397, including restricted cash of $175,780. To date, we have financed our operations primarily through cash proceeds from financing activities, borrowings, and equity contributions by our shareholders.

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

The Manager, as holder of 100% of our allocation shares, is entitled to receive a twenty percent (20%) profit allocation as a form of preferred equity distribution, subject to an annual hurdle rate of eight percent (8%), as follows. Upon the sale of a company subsidiary, the Manager will be paid a profit allocation if the sum of (i) the excess of the gain on the sale of such subsidiary over a high water mark plus (ii) the subsidiary’s net income since its acquisition by the Company exceeds the 8% hurdle rate. The 8% hurdle rate is the product of (i) a 2% rate per quarter, multiplied by (ii) the number of quarters such subsidiary was held by the Company, multiplied by (iii) the subsidiary’s average share (determined based on gross assets, generally) of our consolidated net equity (determined according to generally accepted accounting principles in the United States of America (“GAAP”) with certain adjustments). In certain circumstances, after a subsidiary has been held for at least 5 years, the Manager may also trigger a profit allocation with respect to such subsidiary (determined based solely on the subsidiary’s net income since its acquisition). The amount of profit allocation may represent a significant cash payment and is senior in right to payments of distributions to our shareholders. Therefore, the amount of profit allocation paid, when paid, will reduce the amount of cash available to us for our operating and investing activities, including future acquisitions. See Item 1. “Business—Our Manager—Our Manager as an Equity Holder—Manager’s Profit Allocation” included in our Annual Report on Form 10-K for the year ended December 31, 2019 for more information on the calculation of the profit allocation.

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

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the period indicated:

Cash Flow

	Nine Months Ended September 30,
	2020	2019
Net cash provided by operating activities from continuing operations	$571,476	$340,290
Net cash provided by investing activities from continuing operations	1,421,698	22,674
Net cash used in financing activities from continuing operations	(990,068)	(668,468)
Net decrease in cash and cash equivalents from continuing operations	1,003,106	(305,504)
Cash and cash equivalents at beginning of period	174,290	333,880
Cash and cash equivalent at end of period	$1,177,396	$28,376

Net cash provided by operating activities from continuing operations was $571,476 for the nine months ended September 30, 2020, as compared to net cash used in operating activities from continuing operations of $340,290 for the nine months ended September 30, 2019. For the nine months ended September 30, 2020, the net loss from continuing operations of $2,786,009, an increase in inventory of $830,456, a decrease in prepaids and other costs of $479,684 and a decrease in uncertain tax position and deferred taxes of $159,800, offset by an increase in accounts receivable of $261,481, an increase in accounts payable and accrued expenses of $1,456,371, an increase in customer deposits of $632,040, non-cash depreciation and amortization of $999,107, stock compensation of $523,936 and loss on extinguishment of debt of $382,681, were the primary drivers of the net cash provided by operating activities. For the nine months ended September 30, 2019, the net loss from continuing operations of $1,446,048, a decrease in accounts payable and accrued expenses of $269,638, and a decrease in uncertain tax position and deferred taxes of $572,398, offset by an decrease in accounts receivable of $160,742, an increase in other current liabilities of $1,234,143, depreciation and amortization of $938,762, and an increase in customer deposits of $57,142 and a decrease in inventory of $242,532, were the primary drivers of the net cash used in operating activities.

Net cash provided by investing activities from continuing operations was $1,421,698 for the nine months ended September 30, 2020, as compared to $22,674 for the nine months ended September 30, 2019. For the nine months ended September 30, 2020, net cash provided by investing activities consisted of net cash acquired from the acquisitions of Asien’s and Kyle’s of $1,398,285 and proceeds from sale of property and equipment of $49,494, offset by the purchase of equipment in the amount of $26,081, while net cash used in investing activities for the nine months ended September 30, 2019 consisted of proceeds from sale of property and equipment of $39,750 and offset by the purchase of equipment in the amount of $17,076.

Net cash used in financing activities from continuing operations was $990,068 for the nine months ended September 30, 2020, as compared to $668,468 for the nine months ended September 30, 2019. For the nine months ended September 30, 2020, net cash used in financing activities consisted of proceeds of note payable of $969,697 and proceeds from the exercise of stock options and warrants of $212,500, offset by net payments on notes payable of $1,115,841, grid note payments of $62,500, repayment of floor plan of $10,581, repayments on capital lease obligations of $695,512 and financing fees of $113,831, while net cash used in financing activities for the nine months ended September 30, 2019 consisted of proceeds of notes payable of $27,000 and, offset by net payments on notes payable of $236,832, repayment of short term borrowings of $95,192 and repayments on capital lease obligations of $363,444.

Unit Offering

On September 30, 2020, we sold an aggregate of 2,189,835 units, at a price of $1.90 per unit, for aggregate gross proceeds of $4,160,684. Each unit consists of one (1) series A senior convertible preferred share and a three-year warrant to purchase one (1) common share at an exercise price of $2.50 per common share (subject to adjustment), which may be exercised on a cashless basis under certain circumstances.

Debt

1847 Holdings

On January 3, 2018, the Company issued a grid promissory note to the Manager in the initial principal amount of $50,000. The note provides that the Company may from time to time request additional advances from the Manager up to an aggregate additional amount of $100,000, which will be added to the note if the Manager, in its sole discretion, so provides. Interest shall accrue on the unpaid portion of the principal amount and the unpaid portion of all advances outstanding at a fixed rate of 8% per annum, and along with the outstanding portion of the principal amount and the outstanding portion of all advances, shall be payable in one lump sum due on the maturity date, January 3, 2021. If all or a portion of the principal amount or any advance under the note, or any interest payable thereon is not paid when due (whether at the stated maturity, by acceleration or otherwise), such overdue amount shall bear interest at a rate of 12% per annum. In the event the Company completes a financing involving at least $500,000, the Company must, contemporaneously with the closing of such financing transaction, repay the entire outstanding principal and accrued and unpaid interest on the note. The note is unsecured and contains customary events of default. As of September 30, 2020 and December 31, 2019, the Manager has advanced $56,900 and $119,400 of the note and the Company has accrued interest of $24,385 and $17,115, respectively.

1847 Neese/Neese

Home State Bank

On June 13, 2018, Neese entered into a term loan agreement with Home State Bank, pursuant to which Neese issued a promissory note to Home State Bank in the principal amount of $3,654,074 with an annual interest rate of 6.85% and with covenants to maintain a minimum debt coverage ratio of 1.00 to 1.25 measured at December 31, 2019. Neese did not comply with this covenant for the year ended December 31, 2019. The Company has classified the liability as current and long-term upon the renewal of the agreement in July 2020 and will assess the covenant in the year end December 31, 2020 as required. On July 30, 2020, Neese entered into a change in terms agreement with Home State Bank to amend the terms of the term loan. Pursuant to the change in terms agreement: (i) the maturity date was extended to July 30, 2022; (ii) the interest rate was changed to 5.50%; (iii) Neese agreed to pay accrued interest in the amount of $95,970.42; (iv) Neese agreed to make payments of $30,000.00 beginning on September 30, 2020 and continuing thereafter on a monthly basis until maturity, at which time a final interest payment is due; (v) Neese agreed to make a payment of $260,000.00 on December 30, 2020 and December 30, 2021; (vi) Neese agreed to make two new advances under the note in the amounts $51,068.19 and $517,528.86 to repay in full Neese’s capital lease transactions due to Utica Leaseco LLC described below; (vii) Neese agreed to pay a loan fee of $17,500.00; and (viii) Home State Bank agreed to make a loan advance to checking for $17,500.00. The balance of the note amounts to $3,493,922, comprised of principal of $3,509,364, net of unamortized debt discount of $15,442 as of September 30, 2020.

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

The loan is secured by inventory, accounts receivable, and certain fixed assets of Neese. The loan agreement limited the payment of interest on certain promissory notes to $40,000 annually. The Company continues to accrue interest at the contractual amounts. Such accruals (in excess of $40,000 in interest on the promissory notes) are shown as long-term accrued expenses in the accompanying balance sheet as of September 30, 2020.

If the Company sells property, plant, and equipment securing the loan, it must remit the appraised value of the equipment to Home State Bank. During the nine months ended September 30, 2020 and 2019, $145,690 and $21,500, respectively, was remitted to Home State Bank pursuant to this requirement.

The Company adopted ASU 2015-03 by deducting debt issuance costs from the long-term portion of the loan. Amortization of debt issuance costs totaled $2,058 and $16,200 for the three months ended September 30, 2020 and 2019, respectively.

10% Promissory Note

A portion of the purchase price for the acquisition of Neese was paid by the issuance of a promissory note in the principal amount of $1,025,000 by 1847 Neese and Neese to the sellers of Neese (the “Neese Sellers”). The note bears interest on the outstanding principal amount at the rate of ten percent (10%) per annum and was due and payable in full on March 3, 2018; provided, however, that the unpaid principal, and all accrued, but unpaid, interest thereon shall be prepaid if at any time, and from time to time, the cash on hand of 1847 Neese and Neese exceeds $250,000 and, then, the prepayment shall be equal to the amount of cash in excess of $200,000 until the unpaid principal and accrued, but unpaid, interest thereon is fully prepaid.

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

The note has not been repaid; thus, the Company is in default under this note. Under terms of the term loan with Home State Bank described above, this note may not be paid until the term loan is paid in full. The Neese Sellers agreed to the modification of its terms by signing the loan agreement for the Home State Bank term loan. Accordingly, the loan is shown as a long-term liability as of September 30, 2020. Additionally, Home State Bank limits the payment of interest on this note to $40,000 annually. The Company continues to accrue interest at the contract rate; however, given the limitations of the term loan, all accrued interest in excess of $40,000 is included in long-term accrued expenses.

1847 Asien/Asien’s

Arvest Bank

On July 10, 2020, Asien’s entered into a promissory note and security agreement with Arvest Bank for a revolving loan for up to $400,000. The loan matures on July 10, 2021 and bears interest at 5.25% per annum, subject to change in accordance with the Variable Rate (as defined in the promissory note and security agreement), the calculation for which is the U.S. Prime Rate plus 2%. Pursuant to the terms of the promissory note and security agreement, Asien’s is required to make monthly payments beginning on August 10, 2020 and until the maturity date, at which time all unpaid principal and interest will be due. There is no balance outstanding at September 30, 2020.

The loan is secured by Asien’s inventory and equipment, accounts and other rights of payments, and general intangibles, as such terms are defined in the Uniform Commercial Code. Asien’s may prepay the loan in full or in part at any time without penalty.

The promissory note and security agreement contains customary events of default, including the occurrence of the following: (i) a failure to make a payment in full when due; (ii) insolvency or bankruptcy; (iii) a merger, dissolution, reorganization of Asien’s; (iv) a consolidation with, or the acquisition of substantially all of the assets of, another entity; and (v) a violation by Asien’s of any term, condition or covenant in the promissory note and security agreement. The promissory note and security agreement also contains customary representations, warranties, and affirmative and negative covenants for a loan of this type.

8% Subordinated Amortizing Promissory Note

A portion of the purchase price for acquisition of Asien’s was paid by the issuance of an 8% subordinated amortizing promissory note in the principal amount of $200,000 by 1847 Asien to the seller of Asien’s (the “Asien’s Seller”). Interest on the outstanding principal amount will be payable quarterly at the rate of eight percent (8%) per annum. The outstanding principal amount of the note will amortize on a one-year straight-line basis in accordance with a specified amortization schedule, with all unpaid principal and accrued, but unpaid interest being fully due and payable on May 28, 2021. The remaining balance of the note at September 30, 2020 is $153,076, comprised of principal of $151,505 and accrued interest of $1,571.

The note contains customary events of default, including in the event of (i) non-payment, (ii) a default by 1847 Asien of any of its covenants under the stock purchase agreement, the note, or any other agreement entered into in connection with the stock purchase agreement, or a breach of any of its representations or warranties under such documents, or (iii) the bankruptcy of 1847 Asien.

The right of the Asien’s Seller to receive payments under the note is subordinated to all indebtedness of 1847 Asien to banks, insurance companies and other financial institutions or funds, and federal or state taxation authorities.

6% Amortizing Promissory Note

On July 29, 2020, 1847 Asien entered into a securities purchase agreement with the Asien’s Seller, pursuant to which the Asien’s Seller sold to 415,000 of the Company’s common shares to 1847 Asien a purchase price of $2.50 per share. As consideration, 1847 Asien issued to the Asien’s Seller a two-year 6% amortizing promissory note in the aggregate principal amount of $1,037,500. One-half (50%) of the outstanding principal amount of the note ($518,750) and all accrued interest thereon, will be amortized on a two-year straight-line basis and is payable quarterly. The second-half (50%) of the outstanding principal amount of the note ($518,750) with all accrued, but unpaid interest thereon, is due on the second anniversary of the note. The note is unsecured and contains customary events of default. The remaining balance of the note at September 30, 2020 is $1,053,361, comprised of principal of $1,037,500 and accrued interest of $15,861.

4.5% Unsecured Promissory Note

On October 30, 2017, Asien’s entered into a stock repurchase agreement with Paul A. Gwilliam and Terri L. Gwilliam, co-trustees of the Gwilliam Family Trust, pursuant to which Asien’s issued an unsecured promissory note in the aggregate principal amount of $540,000 for a term of 5 years or 60 months. The note bears interest at the rate of the 4.25% per annum. The remaining balance of the note at September 30, 2020 is comprised of principal of $49,848.

Loans on Vehicles

Asien’s has entered into three retail installment sale contracts pursuant to which Asien’s agreed to finance its delivery trucks at rates ranging 3.98% to 6.99% with an aggregate remaining principal amount of $97,215 as of September 30, 2020.

1847 Cabinet/Kyle’s

Vesting Promissory Note

A portion of the purchase price for the acquisition of Kyle’s on September 30, 2020 was paid by the issuance of a vesting promissory note by 1847 Cabinet to the seller of Kyle’s (the “Kyle’s Seller”) in the principal amount of $1,050,000, which increased to a principal amount of up to $1,260,000 pursuant to the vested percentage calculation described below. Payment of the principal and accrued interest on the note is subject to vesting as described below. The note bears interest on the vested portion of principal amount at the rate of eight percent (8%) per annum. To the extent vested, the vested portion of the principal and all accrued but unpaid interest on such vested portion of the principal shall be paid in one lump sum on the last day of the thirty-sixth (36th) month following the date of the note.

The vested principal of the note due at the maturity date shall be calculated each year based on the average annual consolidated EBITDA (as defined in the note) of 1847 Cabinet for each of the years ended December 31, 2020, 2021 and 2022. The EBITDA for each year shall be divided by $1.4 million multiplied by 100 to obtain the vested percentage. The vested principal for each year shall be equal to the vested percentage for that year multiplied by $350,000. To the extent that the vested percentage for the subject year is less than 80%, no portion of the note for that year shall vest. To the extent that the vested percentage for the subject year is equal to or greater than 120%, the vested principal shall be equal to $420,000 for that year and no more.

1847 Cabinet will have the right to redeem all but no less than all of the note at any time prior to the maturity date. If 1847 Cabinet elects to redeem the note, the redemption price will be payable in cash and is equal to the then outstanding vested portion of the principal plus any remaining unvested principal amount plus accrued but unpaid interest thereon (calculated over 36 months). For purposes of this redemption calculation, the “unvested principal amount” shall be $350,000 per year.

The note contains customary events of default. The right of the Kyle’s Seller to receive payments under the note is subordinated to all indebtedness of 1847 Cabinet, whether outstanding as of the closing date or thereafter created, to banks, insurance companies and other financial institutions or funds, and federal or state taxation authorities.

Intercompany Secured Promissory Note

In connection with the acquisition of Kyle’s, the Company provided 1847 Cabinet with the funds necessary to pay the cash portion of the purchase price and cover acquisition expenses. In connection therewith, on September 30, 2020, 1847 Cabinet issued a secured promissory note to the Company in the principal amount of $4,525,000.

The note bears interest at the rate of 16% per annum. The interest is cumulative and any unpaid accrued interest will compound on each anniversary date of the note. Interest is due and payable in arrears on January 15, April 15, July 15 and October 15 commencing January 15, 2021. In the event payment of principal or interest due under the note is not made when due, giving effect to any grace period which may be applicable, or in the event of any other default (as defined in the note), the outstanding principal balance shall from the date of default immediately bear interest at the rate of 5% above the then applicable interest rate for so long as such default continues.

The Company may demand payment in full of the note at any time, even if 1847 Cabinet has complied with all of the terms of the note; and the note shall be due in full, without demand, upon a third party sale of all or substantially all the assets and business of 1847 Cabinet or a third party sale or other disposition of any capital stock of 1847 Cabinet. 1847 Cabinet may prepay the note at any time without penalty.

The note contains customary events of default, is guaranteed by Kyle’s and is secured by all of the assets of 1847 Cabinet and Kyle’s.

PPP Loans

On April 10, 2020 and April 28, 2020, Neese and Asien’s received $383,600 and $357,500, respectively, in PPP loans from the SBA under provisions of the CARES Act.  The PPP loans have two-year terms and bear interest at a rate of 1.0% per annum.  Monthly principal and interest payments are deferred for six months after the date of disbursement.  The PPP loans may be prepaid at any time prior to maturity with no prepayment penalties.  The PPP loans contain events of default and other provisions customary for loans of this type.  The PPP provides that the PPP loans may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. Neese and Asien’s intend to use the proceeds from the PPP loans for qualifying expenses and to apply for forgiveness of the PPP loans in accordance with the terms of the CARES Act.  The Company has classified $453,307 of the PPP loans as current liabilities and $289,527 as long-term liabilities pending SBA clarification of the final loan terms.

Total Debt

The following table shows aggregate figures for the total debt described above that is coming due in the short and long term as of September 30, 2020. See the above disclosures for more details regarding these loans.

	Short-Term	Long-Term	Total Debt
Grid Promissory Note	$56,900	$-	$56,900
Term Loan – Home State Bank	438,891	3,055,031	3,493,922
10% Promissory Note – Neese Sellers	-	1,025,000	1,025,000
8% Subordinated Amortizing Promissory Note – Asien’s Seller	251,654	785,846	1,037,500
6% Amortizing Promissory Note – Asien’s Seller	153,076	-	153,076
4.5% Unsecured Promissory Note – Gwilliam Family Trust	48,418	-	48,418
Vehicle loans (Asien’s)	30,309	68,337	98,646
Vesting Promissory Note – Kyle’s Seller	-	1,050,000	1,050,000
PPP loans	453,307	289,527	742,834
Total	$1,432,555	$6,273,741	$7,706,296

Contractual Obligations

We have engaged the Manager to manage our day-to-day operations and affairs. Our relationship with the Manager will be governed principally by the following agreements:

●	the management services agreement and offsetting management services agreements relating to the management services the Manager will perform for us and the businesses we own and the management fee to be paid to the Manager in respect thereof; and

●	the Company’s operating agreement setting forth the Manager’s rights with respect to the allocation shares it owns, including the right to receive profit allocations from us, and the supplemental put provision relating to the Manager’s right to cause us to purchase the allocation shares it owns.

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

Retail and Appliances Segment

Asien’s collects 100% of the payment for special-order models including tax and 50% of the payment for non-special orders from the customer at the time the order is placed. Asien’s does not incur incremental costs obtaining purchase orders from customers, however, if Asien’s did, because all Asien’s contracts are less than a year in duration, any contract costs incurred would be expensed rather than capitalized.

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

Cost of revenue includes the cost of purchased merchandise plus freight and any applicable delivery charges from the vendor to Asien’s. Substantially all Asien’s sales are to individual retail consumers (homeowners), builders and designers. The large majority of customers are homeowners and their contractors, with the homeowner being key in the final decisions. Asien’s has a diverse customer base with no one client accounting for more than 5% of total revenue.

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

If Neese continued to apply legacy revenue recognition guidance for the three and nine months ended September 30, 2020, revenues, gross margin, and net loss would not have changed.

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

Inventory

For Neese, inventory consists of finished products acquired for resale and is valued at the lower-of-cost-or-market with cost determined on a specific item basis. For Asien’s, inventory mainly consists of appliances that are acquired for resale and is valued at the average cost determined on a specific item basis. Inventory also consists of parts that are used in service and repairs and may or may not be charged to the customer depending on warranty and contractual relationship. The Company periodically evaluates the value of items in inventory and provides write-downs to inventory based on its estimate of market conditions. The Company estimated an obsolescence allowance of $38,686 and $26,546 at September 30, 2020 and December 31, 2019, respectively.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2020. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which we are still in the process of remediating as of September 30, 2020, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 for the description of these weaknesses.

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

During its evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2020, our management identified the following material weaknesses:

●	We did not have appropriate policies and procedures in place to evaluate the proper accounting and disclosures of key documents and agreements.

●	We do not have adequate segregation of duties with our limited accounting personnel and rely upon outsourced accounting services.

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, our management has identified the steps necessary to address the material weaknesses, and in the third quarter of 2020, we continued to implement the following remedial procedures:

●	We are currently evaluating candidates with the financial experience necessary to serve as our Chief Financial Officer.

●	We plan to make necessary changes by providing training to our financial team and our other relevant personnel on the GAAP accounting guidelines applicable to financial reporting requirements.

●	We have engaged the outsourced accounting and financial reporting services of Carrollton Partners, LLC and will continue to use its services and those of other outsourced financial professionals for corporate and subsidiary financial reporting.

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

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during the third quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during three months ended September 30, 2020 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

We did not repurchase any of our common shares during the three months ended September 30, 2020.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the third quarter of fiscal 2020 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS.

Exhibit No.	Description of Exhibit
3.1	Certificate of Formation of 1847 Holdings LLC (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed on February 7, 2014)
3.2	Second Amended and Restated Operating Agreement of 1847 Holdings LLC, dated January 19, 2018 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 22, 2018)
4.1	Certificate of Designation of Series A Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on October 7, 2020)
4.2	Common Share Purchase Warrant issued by 1847 Holdings LLC to Leonite Capital LLC on April 5, 2019 (incorporated by reference to Exhibit 10.22 to the Current Report on Form 8-K filed April 8, 2019)
4.3	Common Share Purchase Warrant issued by 1847 Holdings LLC to Leonite Capital LLC on May 11, 2020 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed May 14, 2020)
4.4	Form of Common Share Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on October 7, 2020)
10.1	Management Services Agreement, dated August 21, 2020, by and between 1847 Cabinet Inc. and 1847 Partners LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on October 7, 2020)
10.2	Securities Purchase Agreement, dated July 29, 2020, between 1847 Asien Inc. and Joerg Christian Wilhelmsen and Susan Kay Wilhelmsen, as trustees of the Wilhelmsen Family Trust, U/D/T Dated May 1, 1992 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed August 4, 2020)
10.3	Stock Purchase Agreement, dated August 27, 2020, among 1847 Cabinet Inc., 1847 Holdings LLC, Kyle’s Custom Wood Shop, Inc., and Stephen Mallatt, Jr. and Rita Mallatt (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 2, 2020)
10.4	Addendum to Stock Purchase Agreement, dated as of September 30, 2020, among 1847 Cabinet Inc., Kyle’s Custom Wood Shop, Inc., Stephen Mallatt, Jr. and Rita Mallatt, and 1847 Holdings LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on October 7, 2020)
10.5	Change in Terms Agreement, dated July 30, 2020, between Neese, Inc. and Home State Bank (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on August 5, 2020)
10.6	Promissory Note and Security Agreement, dated July 10, 2020, by Asien’s Appliance, Inc. in favor of Arvest Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed July 21, 2020)
10.7	6% Amortizing Promissory Note issued by 1847 Asien Inc. to Joerg Christian Wilhelmsen and Susan Kay Wilhelmsen, as trustees of the Wilhelmsen Family Trust, U/D/T Dated May 1, 1992, on July 29, 2020 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed August 4, 2020)
10.8	Inventory Financing Agreement, dated September 25, 2020, between Wells Fargo Commercial Distribution Finance, LLC and Asien’s Appliance, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 1, 2020)
10.9	Guaranty, dated September 25, 2020, by 1847 Asien Inc. and 1847 Holdings LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on October 1, 2020)
10.10	8% Vesting Promissory Note, dated September 30, 2020, issued by 1847 Cabinet Inc. to Stephen Mallatt, Jr. and Rita Mallatt (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on October 7, 2020)
10.11	Secured Promissory Note, dated September 30, 2020, issued by 1847 Holdings LLC to 1847 Cabinet Inc. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on October 7, 2020)
10.12	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on October 7, 2020)
31.1*	Certifications of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 23, 2020	1847 HOLDINGS LLC

/s/ Ellery W. Roberts
	Name:	Ellery W. Roberts
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)