Form 10-K
period 2020-12-31
1847 Holdings LLC
filed 2021-04-15
CIK 1599407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File No. 000-56128

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common shares held by non-affiliates (based upon the closing price of such shares as reported on OTC Pink Market) was approximately $2,421,844. Shares held by each executive officer and director and by each person who owns 10% or more of the outstanding common shares have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 14, 2021, there were a total of 4,842,851 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

1847 Holdings LLC

Annual Report on Form 10-K

Year Ended December 31, 2020

i

INTRODUCTORY NOTES

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to “we,” “us,” “our” and “our company” are to 1847 Holdings LLC, a Delaware limited liability company, and its consolidated subsidiaries, and references to “our manager” are to 1847 Partners LLC, a Delaware limited liability company.

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to us. All statements other than statements of historical facts are forward-looking statements. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	our ability to effectively integrate and operate the businesses that we acquire;

●	our ability to successfully identify and acquire additional businesses;

●	our organizational structure, which may limit our ability to meet our dividend and distribution policy;

●	our ability to service and comply with the terms of indebtedness;

●	our cash flow available for distribution and our ability to make distributions to our common shareholders;

●	our ability to pay the management fee, profit allocation and put price to our manager when due;

●	labor disputes, strikes or other employee disputes or grievances;

●	the regulatory environment in which our businesses operate under;

●	trends in the industries in which our businesses operate;

●	the competitive environment in which our businesses operate;

●	changes in general economic or business conditions or economic or demographic trends in the United States including changes in interest rates and inflation;

●	our and our manager’s ability to retain or replace qualified employees of our businesses and our manager;

●	casualties, condemnation or catastrophic failures with respect to any of our business’ facilities;

●	costs and effects of legal and administrative proceedings, settlements, investigations and claims; and

●	extraordinary or force majeure events affecting the business or operations of our businesses.

In some cases, you can identify forward-looking statements by terms such as “may,” “could,” “will,” “should,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Item 1A “Risk Factors” and elsewhere in this report. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance.

The forward-looking statements made in this report relate only to events or information as of the date on which the statements are made in this report. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

ii

PART I

ITEM 1.	BUSINESS.

OUR BUSINESS

Overview

We are an acquisition holding company focused on acquiring and managing a group of small businesses, which we characterize as those that have an enterprise value of less than $50 million, in a variety of different industries headquartered in North America. To date, we have completed five acquisitions and distributed the stock of one of the acquired companies to our shareholders.

In March 2017, our subsidiary 1847 Neese Inc., or 1847 Neese, acquired Neese, Inc., or Neese. Headquartered in Grand Junction, Iowa and founded in 1991, Neese is an established business specializing in providing a wide range of land application services and selling equipment and parts, primarily to the agricultural industry, but also to the construction and lawn and garden industries.

In April 2019, our subsidiary 1847 Goedeker Inc., or Goedeker, acquired substantially all of the assets of Goedeker Television Co., or Goedeker Television, a one-stop e-commerce destination for home furnishings, including appliances, furniture, home goods and related products. On October 23, 2020, we distributed all of the shares of Goedeker that we held to our shareholders. As a result of this distribution, Goedeker is no longer a subsidiary of our company.

In May 2020, our subsidiary 1847 Asien Inc., or 1847 Asien, acquired Asien’s Appliance, Inc., or Asien’s. Asien’s has been in business since 1948 serving the North Bay area of Sonoma County, California. It provides a wide variety of appliance services, including sales, delivery/installation, in-home service and repair, extended warranties, and financing. Its main focus is delivering personal sales and exceptional service to its customers at competitive prices.

In September 2020, our subsidiary 1847 Cabinet Inc., or 1847 Cabinet, acquired Kyle’s Custom Wood Shop, Inc., an Idaho corporation, or Kyle’s. Kyle’s is a leading custom cabinetry maker servicing contractors and homeowners since 1976 in Boise, Idaho and the surrounding area. Kyle’s focuses on designing, building, and installing custom cabinetry primarily for custom and semi-custom builders.

In March 2021, our subsidiary 1847 Wolo Inc., or 1847 Wolo, acquired Wolo Mfg. Corp., a New York corporation, and Wolo Industrial Horn & Signal, Inc., a New York corporation, which we collectively refer to as Wolo. Headquartered in Deer Park, New York and founded in 1965, Wolo designs and manufactures horn and safety products (electric, air, truck, marine, motorcycle and industrial equipment), and offers vehicle emergency and safety warning lights for cars, trucks, industrial equipment and emergency vehicles.

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

We seek to acquire controlling interests in small businesses that we believe operate in industries with long-term macroeconomic growth opportunities, and that have positive and stable earnings and cash flows, face minimal threats of technological or competitive obsolescence and have strong management teams largely in place. We believe that private company operators and corporate parents looking to sell their businesses will consider us to be an attractive purchaser of their businesses. We make these businesses our majority-owned subsidiaries and actively manage and grow such businesses. We expect to improve our businesses over the long term through organic growth opportunities, add-on acquisitions and operational improvements.

Market Opportunity

We acquire and manage small businesses, which we characterize as those that have an enterprise value of less than $50 million. We believe that the merger and acquisition market for small businesses is highly fragmented and provides significant opportunities to purchase businesses at attractive prices. For example, according to GF Data, platform acquisitions with enterprise values greater than $50.0 million commanded valuation premiums 30% higher than platform acquisitions with enterprise values less than $50.0 million (8.2x trailing twelve month adjusted EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) versus 6.3x trailing twelve month adjusted EBITDA, respectively).

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

Our Strategy

Our long-term goals are to begin making and growing regular distributions to our common shareholders and to increase common shareholder value over the long-term. We plan to continue focusing on acquiring businesses. Therefore, we intend to continue to identify, perform due diligence on, negotiate and consummate platform acquisitions of small businesses in attractive industry sectors.

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

Source: GF Data Leverage Report (February 2021)

Source: GF Data Leverage Report (February 2021)

Management Strategy

Our management strategy involves the identification, performance of due diligence, negotiation and consummation of acquisitions. After acquiring businesses, we attempt to grow the businesses both organically and through add-on or bolt-on acquisitions. Add-on or bolt-on acquisitions are acquisitions by a company of other companies in the same industry. Following the acquisition of companies, we seek to grow the earnings and cash flow of acquired companies and, in turn, begin making and growing regular distributions to our common shareholders and to increase common shareholder value over time. We believe we can increase the cash flows of our businesses by applying our intellectual capital to improve and grow our businesses.

We seek to acquire and manage small businesses. We believe that the merger and acquisition market for small businesses is highly fragmented and provides opportunities to purchase businesses at attractive prices. We believe we will be able to acquire small businesses for multiples ranging from three to six times EBITDA. We also believe, and our manager has historically found, that significant opportunities exist to improve the performance of these businesses upon their acquisition.

In general, our manager oversees and supports the management team of our businesses by, among other things:

●	recruiting and retaining managers to operate our businesses by using structured incentive compensation programs, including minority equity ownership, tailored to each business;

●	regularly monitoring financial and operational performance, instilling consistent financial discipline, and supporting management in the development and implementation of information systems;

●	assisting the management teams of our businesses in their analysis and pursuit of prudent organic growth strategies;

●	identifying and working with business management teams to execute on attractive external growth and acquisition opportunities;

●	identifying and executing operational improvements and integration opportunities that will lead to lower operating costs and operational optimization;

●	providing the management teams of our businesses the opportunity to leverage our experience and expertise to develop and implement business and operational strategies; and

●	forming strong subsidiary level boards of directors to supplement management teams in their development and implementation of strategic goals and objectives.

We also believe that our long-term perspective provides us with certain additional advantages, including the ability to:

●	recruit and develop management teams for our businesses that are familiar with the industries in which our businesses operate;

●	focus on developing and implementing business and operational strategies to build and sustain shareholder value over the long term;

●	create sector-specific businesses enabling us to take advantage of vertical and horizontal acquisition opportunities within a given sector;

●	achieve exposure in certain industries in order to create opportunities for future acquisitions; and

●	develop and maintain long-term collaborative relationships with customers and suppliers.

We intend to continually increase our intellectual capital as we operate our businesses and acquire new businesses and as our manager identifies and recruits qualified operating partners and managers for our businesses.

Acquisition Strategy

Our acquisition strategies involve the acquisition of small businesses in various industries that we expect will produce positive and stable earnings and cash flow, as well as achieve attractive returns on our invested capital. In this respect, we expect to make acquisitions in industries wherein we believe an acquisition presents an attractive opportunity from the perspective of both (i) return on assets or equity and (ii) an easily identifiable path for growing the acquired businesses. We believe that attractive opportunities will increasingly present themselves as private sector owners seek to monetize their interests in longstanding and privately held businesses and large corporate parents seek to dispose of their “non-core” operations.

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

From a financial perspective, we expect to make acquisitions of small businesses that are stable, have minimal bad debt, and strong accounts receivable. In addition, we expect to acquire companies that have been able to generate positive pro forma cash available for distribution for a minimum of three years prior to acquisition. Our previous acquisitions met these acquisition criteria.

We benefit from our manager’s ability to identify diverse acquisition opportunities in a variety of industries. In addition, we rely upon our management teams’ experience and expertise in researching and valuing prospective target businesses, as well as negotiating the ultimate acquisition of such target businesses. In particular, because there may be a lack of information available about these target businesses, which may make it more difficult to understand or appropriately value such target businesses, our manager will:

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

The process of acquiring new businesses is time-consuming and complex. Our manager has historically taken from 2 to 24 months to perform due diligence on, negotiate and close acquisitions. Although we expect our manager to be at various stages of evaluating several transactions at any given time, there may be significant periods of time during which it does not recommend any new acquisitions to us.

Upon an acquisition of a new business, we rely on our manager’s experience and expertise to work efficiently and effectively with the management of the new business to jointly develop and execute a business plan.

While primarily seek to acquire controlling interests in a business, we may also acquire non-control or minority equity positions in businesses where we believe it is consistent with our long-term strategy.

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

There are several risks associated with our acquisition strategy, including the following risks, which are described more fully in Item 1A “Risk Factors—Risks Related to Our Business and Structure”:

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

Strategic Advantages

Based on the experience of our manager and its ability to identify and negotiate acquisitions, we believe that we are strongly positioned to acquire additional businesses. Our manager has strong relationships with business brokers, investment and commercial bankers, accountants, attorneys and other potential sources of acquisition opportunities. In negotiating these acquisitions, we believe our manager will be able to successfully navigate complex situations surrounding acquisitions, including corporate spin-offs, transitions of family-owned businesses, management buy-outs and reorganizations.

We believe that the flexibility, creativity, experience and expertise of our manager in structuring transactions provides us with strategic advantages by allowing us to consider non-traditional and complex transactions tailored to fit a specific acquisition target.

Our manager also has a large network of deal intermediaries who expose us to potential acquisitions. Through this network, we have a substantial pipeline of potential acquisition targets. Our manager also has a well-established network of contacts, including professional managers, attorneys, accountants and other third-party consultants and advisors, who may be available to assist us in the performance of due diligence and the negotiation of acquisitions, as well as the management and operation of our businesses once acquired.

Valuation and Due Diligence

When evaluating businesses or assets for acquisition, we perform a rigorous due diligence and financial evaluation process. In doing so, we seek to evaluate the operations of the target business as well as the outlook for the industry in which the target business operates. While valuation of a business is, by definition, a subjective process, we define valuations under a variety of analyses, including:

●	discounted cash flow analyses;

●	evaluation of trading values of comparable companies;

●	expected value matrices;

●	assessment of competitor, supplier and customer environments; and

●	examination of recent/precedent transactions.

One outcome of this process is an effort to project the expected cash flows from the target business as accurately as possible. A further outcome is an understanding of the types and levels of risk associated with those projections. While future performance and projections are always uncertain, we believe that our detailed due diligence review process allows us to more accurately estimate future cash flows and more effectively evaluate the prospects for operating the business in the future. To assist us in identifying material risks and validating key assumptions in our financial and operational analysis, in addition to our own analysis, we engage third-party experts to review key risk areas, including legal, tax, regulatory, accounting, insurance and environmental. We may also engage technical, operational or industry consultants, as necessary.

A further critical component of the evaluation of potential target businesses is the assessment of the capability of the existing management team, including recent performance, expertise, experience, culture and incentives to perform. Where necessary, and consistent with our management strategy, we actively seek to augment, supplement or replace existing members of management who we believe are not likely to execute the business plan for the target business. Similarly, we analyze and evaluate the financial and operational information systems of target businesses and, where necessary, we actively seek to enhance and improve those existing systems that are deemed to be inadequate or insufficient to support our business plan for the target business.

Financing

We finance acquisitions primarily through additional equity and debt financings. We believe that having the ability to finance most, if not all, acquisitions with the general capital resources raised by our company, rather than financing relating to the acquisition of individual businesses, provides us with an advantage in acquiring attractive businesses by minimizing delay and closing conditions that are often related to acquisition-specific financings. In this respect, we believe that, at some point in the future, we may need to pursue additional debt or equity financings, or offer equity in our company or target businesses to the sellers of such target businesses, in order to fund acquisitions.

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

Employees

As of December 31, 2020, the only full-time employee of our company was Ellery W. Roberts, our Chairman and Chief Executive Officer.

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

Our company is classified as a partnership for U.S. federal income tax purposes. Under the partnership income tax provisions, our company will not incur any U.S. federal income tax liability; rather, each of our shareholders will be required to take into account his or her allocable share of company income, gain, loss, and deduction. As a holder of our shares, you may not receive cash distributions sufficient in amount to cover taxes in respect of your allocable share of our company’s net taxable income. Our company will file a partnership return with the Internal Revenue Service, or IRS, and will issue tax information, including a Schedule K-1, to you that describes your allocable share of our company’s income, gain, loss, deduction, and other items. The U.S. federal income tax rules that apply to partnerships are complex and complying with the reporting requirements may require significant time and expense. See “Material U.S. Federal Income Tax Considerations” included in our prospectus, dated November 12, 2020 and filed with the Securities and Exchange Commission, or the SEC, on November 13, 2020, relating to our registration statement on Form S-1 (registration No. 333-249752), for more information.

Our company currently has three classes of limited liability company interests - the common shares, the series A senior convertible preferred shares and the allocation shares. All of our allocation shares have been and will continue to be held by our manager. See the Description of Securities filed as Exhibit 4.1 to this report for more information about our shares.

On March 3, 2017, our newly formed wholly-owned subsidiary 1847 Neese acquired all of the issued and outstanding capital stock of Neese for an aggregate purchase price of $6,655,000, consisting of: (i) $2,225,000 in cash, subject to certain adjustments; (ii) 450 shares of the common stock of 1847 Neese, valued by the parties at $1,530,000, constituting 45% of its capital stock; (iii) the issuance of a vesting promissory note in the principal amount of $1,875,000 (which was determined to have a fair value of $395,634) due June 30, 2020; and (iv) the issuance of a short-term promissory note in the principal amount of $1,025,000 due March 3, 2018. As a result of this transaction, we own 55% of 1847 Neese, with the remaining 45% held by third parties. 1847 Neese was formed in the State of Delaware on October 11, 2016 and Neese was formed in the State of Iowa in January 1993.

On April 5, 2019, our newly formed indirect wholly-owned subsidiary Goedeker acquired substantially all of the assets of Goedeker Television for an aggregate purchase price of $6,200,000 consisting of: (i) $1,500,000 in cash, subject to adjustment; (ii) the issuance of a promissory note in the principal amount of $4,100,000; and (iii) up to $600,000 in earn out payments. As additional consideration, our newly formed wholly-owned subsidiary 1847 Goedeker Holdco Inc., or 1847 Holdco, issued to each of the stockholders of Goedeker Television a number of shares of its common stock equal to a 11.25% non-dilutable interest in all of the issued and outstanding stock of 1847 Holdco as of the closing date. Following this transaction, we owned 70% of 1847 Holdco, with the remaining 30% held by third parties. 1847 Holdco was formed in the State of Delaware on March 20, 2019 and Goedeker was formed in the State of Delaware on January 10, 2019.

On August 4, 2020, 1847 Holdco distributed all of its shares of Goedeker to its stockholders in accordance with their pro rata ownership in 1847 Holdco, after which time 1847 Holdco was dissolved. Following this transaction, and the closing of Goedeker’s initial public offering on August 4, 2020, we owned approximately 54.41% of Goedeker.

On October 23, 2020, we distributed all of the shares of Goedeker that we held to our shareholders. As a result of this distribution, Goedeker is no longer a subsidiary of our company.

On May 28, 2020, our newly formed wholly-owned subsidiary 1847 Asien acquired all of the issued and outstanding capital stock of Asien’s for an aggregate purchase price of $1,918,000 consisting of: (i) $233,000 in cash, subject to adjustment; (ii) the issuance of an amortizing promissory note in the principal amount of $200,000; (iii) the issuance of a demand promissory note in the principal amount of $655,000; and (iv) 415,000 common shares of our company, having a mutually agreed upon value of $830,000, which could be repurchased by 1847 Asien for a period of one year following the closing at a purchase price of $2.50 per share. These shares were repurchased on July 29, 2020. As a result of this transaction, we own 95% of 1847 Asien, with the remaining 5% held by a third party. 1847 Asien was formed in the State of Delaware on March 24, 2020 and Asien’s was formed in the State of California on February 6, 2004.

On September 30, 2020, our newly formed wholly-owned subsidiary 1847 Cabinet acquired all of the issued and outstanding capital stock of Kyle’s for an aggregate purchase price of $6,650,000 (subject to adjustment) consisting of: (i) $4,200,000 in cash, (ii) an 8% contingent subordinated note in the aggregate principal amount of $1,050,000, and (iii) 700,000 common shares of our company, having a mutually agreed upon value of $1,400,000. As a result of this transaction, we own 92.5% of 1847 Cabinet, with the remaining 7.5% held by a third party. 1847 Cabinet was formed in the State of Delaware on August 21, 2020 and Kyle’s was formed in the State of Idaho on May 7, 1991.

On March 30, 2021, our newly formed wholly-owned subsidiary 1847 Wolo acquired all of the issued and outstanding capital stock of Wolo for an aggregate purchase price of $7,400,000 (subject to adjustment) consisting of (i) $6,550,000 in cash and (ii) the issuance of a secured promissory note in the principal amount of $850,000. As a result of this transaction, we own 92.5% of 1847 Wolo, with the remaining 7.5% held by a third party. 1847 Wolo was formed in the State of Delaware on December 3, 2020, and Kyle’s was formed in the State of Idaho on May 7, 1991. Wolo Mfg. Corp. was formed in the State of New York on August 6, 1965 and Wolo Industrial Horn & Signal, Inc. was formed in the State of New York on January 28, 1999.

On January 30, 2020, we formed 1847 Hydroponic Inc., or 1847 Hydroponic, as a wholly-owned subsidiary in the State of Delaware. On February 9, 2021, 1847 Hydroponic entered into a securities purchase agreement with GSH One Enterprises, Inc., a California corporation (d/b/a Bayside Garden Supply), Hone Brothers Retail, LLC, an Oregon limited liability company (d/b/a Endless Summer Garden Supply), and Hone Brothers Retail Tulsa LLC, an Oklahoma limited liability company (d/b/a Endless Summer Garden Supply) (which we collectively refer to as the Garden Companies) and the sellers named therein, pursuant to which 1847 Hydroponic agreed to acquire all of the issued and outstanding capital stock or other equity securities of the Garden Companies for an aggregate purchase price of $100,000,000, subject to adjustment, consisting of (i) $90,000,000 in cash and (ii) a three-year 8% secured subordinated convertible promissory note in the aggregate principal amount of $10,000,000. The closing of the securities purchase agreement is subject to standard closing conditions and has not yet been completed.

The following chart depicts our current organizational structure:

Ellery W. Roberts
Sole Managing Member
52%
54%
1847 Partners Class A Member LLC (Delaware)
1847 Partners Class B Member LLC (Delaware)
100% Class A Interest
100% Class B Interest
1847 Partners LLC (Delaware)
Common Shareholders
Management Services Agreement
100% Allocation
100% Common
1847 HOLDINGS LLC (Delaware)
1847 Hydroponic Inc. (Delaware)
100%
92.5%
1847 Asien Inc. (Delaware)
100%
Asien's Appliance, Inc. (California)
Wolo Industrial Horn & Signal, Inc. (New York)
100%
1847 Wolo Inc. (Delaware)
92.5%
95.0%
1847 Cabinet Inc. (Delaware)
100%
Kyle's Custom Wood Shop, Inc. (Idaho)
Wolo MFG. Corp. (New York)
100%
55.0%
1847 Neese Inc. (Delaware)
100%
Neese, Inc. (Iowa)

See below for more details regarding the ownership of our manager.

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

Key Personnel of Our Manager

The key personnel of our manager are Ellery W. Roberts, our Chief Executive Officer, and Edward J. Tobin. Please see Item 10 “Directors, Executive Officers and Corporate Governance” for a description of the business experience of these individuals. Each of these individuals will be compensated entirely by our manager from the management fees it receives. As employees of our manager, these individuals devote a substantial majority of their time to the affairs of our company.

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

We believe we will be able to acquire small businesses for multiples ranging from three to six times EBITDA. With respect to investment opportunities that do not fall within the criteria set forth above, our manager must first present such opportunities to our board of directors. Our board of directors and our manager will review these criteria from time to time and our board of directors may make changes and modifications to such criteria as our company makes additional acquisitions and dispositions.

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

Management Services Agreement

The management services agreement sets forth the services performed by our manager. Our manager performs such services subject to the oversight and supervision of our board of directors.

In general, our manager performs those services for our company that would be typically performed by the executive officers of a company. Specifically, our manager performs the following services, which we refer to as the management services, pursuant to the management services agreement:

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

Our company and our manager have the right at any time during the term of the management services agreement to change the services provided by our manager. In performing management services, our manager has all necessary power and authority to perform, or cause to be performed, such services on behalf of our company, and, in this respect, our manager is the only provider of management services to our company. Nonetheless, our manager is required to obtain authorization and approval of our board of directors in all circumstances where executive officers of a corporation typically would be required to obtain authorization and approval of a corporation’s board of directors, including, for example, with respect to the consummation of an acquisition of a target business, the issuance of securities or the entry into credit arrangements.

While our Chief Executive Officer, Mr. Ellery W. Roberts, intends to devote substantially all of his time to the affairs of our company, neither Mr. Roberts, nor our manager, is expressly prohibited from investing in or managing other entities. In this regard, the management services agreement does not require our manager and its affiliates to provide management services to our company exclusively.

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

While termination of the management services agreement will not affect any terms and conditions, including those relating to any payment obligations, that exist under any offsetting management services agreements or transaction services agreements, such agreements will be terminable by our businesses upon 60 days prior written notice and there will be no termination or other similar fees due upon such termination. Notwithstanding termination of the management services agreement, our manager will maintain its rights with respect to the allocation shares it then owns, including its rights under the supplemental put provision of our operating agreement. See “—Our Manager as an Equity Holder—Supplemental Put Provision” for more information on our manager’s put right with respect to the allocation shares.

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

These relationships with our manager are governed principally by the following agreements:

●	the management services agreements relating to the services our manager performs for us and our businesses; and

●	our company’s operating agreement relating to our manager’s rights with respect to the allocation shares it owns and which contains the supplemental put provision relating to our manager’s right to cause our company to purchase the allocation shares it owns.

We also expect that our manager will enter into offsetting management services agreements and transaction services agreements with our businesses directly. These agreements, and some of the material terms relating thereto, are discussed in more detail below. The management fee, profit allocation and put price under the supplemental put provision will be payment obligations of our company and, as a result, will be paid, along with other company obligations, prior to the payment of distributions to common shareholders.

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

Management Fee

Our company will pay our manager a quarterly management fee equal to 0.5% (2.0% annualized) of its adjusted net assets, as discussed in more detail below (which we refer to as the parent management fee).

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

As an obligation of our company, the management fee will be paid prior to the payment of distributions to our common shareholders. If we do not have sufficient liquid assets to pay the management fee when due, we may be required to liquidate assets or incur debt in order to pay the management fee.

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

Our manager entered into offsetting management services agreements with 1847 Neese, 1847 Asien and 1847 Cabinet and may enter into offsetting management services agreements with our future subsidiaries, which agreements would be in the form prescribed by our management services agreement.

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

1847 Neese entered into an offsetting management services agreement with our manager on March 3, 2017, 1847 Asien entered into an offsetting management services agreement with our manager on May 28, 2020, 1847 Cabinet entered into an offsetting management services agreement with our manager on August 21, 2020 and 1847 Wolo entered into an offsetting management services agreement with our manager on March 30, 2021. Pursuant to the offsetting management services agreements, 1847 Neese appointed our manager to provide certain services to it for a quarterly management fee equal to $62,500, 1847 Asien appointed our manager to provide certain services to it for a quarterly management fee equal to the greater of $75,000 or 2% of adjusted net assets (as defined in the management services agreement), 1847 Cabinet appointed our manager to provide certain services to it for a quarterly management fee equal to the greater of $75,000 or 2% of adjusted net assets (as defined in the management services agreement) and 1847 Wolo appointed our manager to provide certain services to it for a quarterly management fee equal to the greater of $75,000 or 2% of adjusted net assets (as defined in the management services agreement); provided, however, in each case that (i) pro rated payments shall be made in the first quarter and the last quarter of the term, (ii) if the aggregate amount of management fees paid or to be paid by 1847 Neese, 1847 Asien, 1847 Cabinet or 1847 Wolo, together with all other management fees paid or to be paid by all other subsidiaries of our company to our manager, in each case, with respect to any fiscal year exceeds, or is expected to exceed, 9.5% of our gross income with respect to such fiscal year, then the management fee to be paid by 1847 Neese, 1847 Asien, 1847 Cabinet or 1847 Wolo for any remaining fiscal quarters in such fiscal year shall be reduced, on a pro rata basis determined by reference to the management fees to be paid to our manager by all of our subsidiaries, until the aggregate amount of the management fee paid or to be paid by 1847 Neese, 1847 Asien, 1847 Cabinet or 1847 Wolo, together with all other management fees paid or to be paid by all other subsidiaries to our manager, in each case, with respect to such fiscal year, does not exceed 9.5% of our gross income with respect to such fiscal year, and (iii) if the aggregate amount the management fee paid or to be paid by 1847 Neese, 1847 Asien, 1847 Cabinet or 1847 Wolo, together with all other management fees paid or to be paid by all other subsidiaries to our manager, in each case, with respect to any fiscal quarter exceeds, or is expected to exceed, the parent management fee with respect to such fiscal quarter, then the management fee to be paid by 1847 Neese, 1847 Asien, 1847 Cabinet or 1847 Wolo for such fiscal quarter shall be reduced, on a pro rata basis, until the aggregate amount of the management fee paid or to be paid by 1847 Neese, 1847 Asien, 1847 Cabinet or 1847 Wolo, together with all other management fees paid or to be paid by all other subsidiaries of to our manager, in each case, with respect to such fiscal quarter, does not exceed the parent management fee calculated and payable with respect to such fiscal quarter.

Notwithstanding the foregoing, under terms of a term loan from Home State Bank, no fees may be paid to our manager under the 1847 Neese offsetting management services agreement without permission of the bank, which we do not expect to be granted within the forthcoming year.

In addition, the rights of our manager to receive payments under the 1847 Wolo offsetting management services agreement are subordinate to the rights of Sterling National Bank under its loan documents.

Each of 1847 Neese, 1847 Asien, 1847 Cabinet and 1847 Wolo shall also reimburse our manager for all of its costs and expenses which are specifically approved by its board of directors, including all out-of-pocket costs and expenses, which are actually incurred by our manager or its affiliates on behalf of 1847 Neese, 1847 Asien, 1847 Cabinet and 1847 Wolo in connection with performing services under the offsetting management services agreements.

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

		(in thousands)
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

Reimbursement of Expenses

Our company is responsible for paying costs and expenses relating to its business and operations. Our company agreed to reimburse our manager during the term of the management services agreement for all costs and expenses of our company that are incurred by our manager or its affiliates on behalf of our company, including any out-of-pocket costs and expenses incurred in connection with the performance of services under the management services agreement, and all costs and expenses the reimbursement of which are specifically approved by our company’s board of directors.

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

The amount of our manager’s profit allocation will be based on the extent to which the “total profit allocation amount” (as defined below) with respect to any business, as of the last day of any fiscal quarter in which a trigger event occurs, which date we refer to as the “calculation date”, exceeds the relevant hurdle amounts (as described below) with respect to such business, as of such calculation date. Our manager’s profit allocation will be calculated by an administrator, which will be our manager so long as the management services agreement is in effect, and such calculation will be subject to a review and approval process by our company’s board of directors. For this purpose, “total profit allocation amount” will be equal to, with respect to any business as of any calculation date, the sum of:

●	the contribution-based profit (as described below) of such business as of such calculation date, which will be calculated upon the occurrence of any trigger event with respect to such business; plus

●	the excess of the cumulative gains and losses of our company (as described below) over the high water mark (as described below) as of such calculation date, which will only be calculated upon the occurrence of a sale event with respect to such business, and not on a holding event (we generally expect this component to be the most significant component in calculating total profit allocation amount).

Specifically, manager’s profit allocation will be calculated and paid as follows:

●	manager’s profit allocation will not be paid with respect to a trigger event relating to any business if the total profit allocation amount, as of any calculation date, with respect to such business does not exceed such business’ level 1 hurdle amount (based on an 8% annualized hurdle rate, as described below), as of such calculation date; and

●	manager’s profit allocation will be paid with respect to a trigger event relating to any business if the total profit allocation amount, as of any calculation date, with respect to such business exceeds such business’ level 1 hurdle amount, as of such calculation date. Our manager’s profit allocation to be paid with respect to such calculation date will be equal to the sum of the following:

○	100% of such business’ total profit allocation amount, as of such calculation date, with respect to that portion of the total profit allocation amount that exceeds such business’ level 1 hurdle amount (\but is less than or equal to such business’ level 2 hurdle amount (which is based on a 10% annualized hurdle rate, as described below), in each case, as of such calculation date. We refer to this portion of the total profit allocation amount as the “catch-up.” The “catch-up” is intended to provide our manager with an overall profit allocation of 20% of the business’ total profit allocation amount until such business’ level 2 hurdle amount has been reached; plus

○	20% of the total profit allocation amount, as of such calculation date, that exceeds such business’ level 2 hurdle amount as of such calculation date; minus

○	the high water mark allocation, if any, as of such calculation date. The effect of deducting the high water mark allocation is to take into account profit allocations our manager has already received in respect of past gains attributable to previous sale events.

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

Company A’s contribution-based profit since acquisition is $5

Year 6:

Company B’s contribution-based profit since acquisition is $7

Company B’s average allocated share of our consolidated net equity over its ownership is $25

Company B’s holding period in quarters is 20

Company B’s cumulative gains and losses are $20

Manager elects to have holding period measured for purposes of profit allocation for Company B

Profit Allocation Calculation:		Year 4 A, due to sale	Year 6 B, due to 5 year hold
1	Contribution-based profit since acquisition for respective subsidiary	$5	$7
2	Gain/ Loss on sale of company	25	0
3	Cumulative gains and losses	25	20
4	High water mark prior to transaction	0	20
5	Total Profit Allocation Amount (Line 1 + Line 3)	30	27
6	Business’ holding period in quarters since ownership or last measurement due to holding event	12	20
7	Business’ average allocated share of consolidated net equity	50	25
8	Business’ level 1 hurdle amount (2.00% * Line 6 * Line 7)	12	10
9	Business’ excess over level 1 hurdle amount (Line 5 – Line 8)	18	17
10	Business’ level 2 hurdle amount (125% * Line 8)	15	12.5
11	Allocated to manager as “catch-up” (Line 10 – Line 8)	3	2.5
12	Excess over level 2 hurdle amount (Line 9 – Line 11)	15	14.5
13	Allocated to manager from excess over level 2 hurdle amount (20% * Line 12)	3	2.9
14	Cumulative allocation to manager (Line 11 + Line 13)	6	5.4
15	High water mark allocation (20% * Line 4)	0	4
16	Manager’s Profit Allocation for Current Period (Line 14 – Line 15, > 0)	$6	$1.4

For purposes of calculating profit allocation:

●	An entity’s “adjusted net assets” will be equal to, as of any date, the sum of (i) such entity’s consolidated total assets (as determined in accordance with GAAP) as of such date, plus (ii) the absolute amount of such entity’s consolidated accumulated amortization of intangibles (as determined in accordance with GAAP) as of such date, minus (iii) the absolute amount of such entity’s adjusted total liabilities as of such date.

●	An entity’s “adjusted total liabilities” will be equal to, as of any date, such entity’s consolidated total liabilities (as determined in accordance with GAAP) as of such date after excluding the effect of any outstanding third-party indebtedness of such entity.

●	A business’ “allocated share of our company’s overhead” will be equal to, with respect to any measurement period as of any calculation date, the aggregate amount of such business’ quarterly share of our company’s overhead for each fiscal quarter ending during such measurement period.

●	A business’ “average allocated share of our consolidated equity” will be equal to, with respect to any measurement period as of any calculation date, the average (i.e., arithmetic mean) of a business’ quarterly allocated share of our consolidated equity for each fiscal quarter ending during such measurement period.

●	“Capital gains” (i) means, with respect to any entity, capital gains (as determined in accordance with GAAP) that are calculated with respect to the sale of capital stock or assets of such entity and which sale gave rise to a sale event and the calculation of profit allocation and (ii) will be equal to the amount, adjusted for minority interests, by which (x) the net sales price of such capital stock or assets, as the case may be, exceeded (y) the net book value (as determined in accordance with GAAP) of such capital stock or assets, as the case may be, at the time of such sale, as reflected on our company’s consolidated balance sheet prepared in accordance with GAAP; provided, that such amount shall not be less than zero.

●	“Capital losses” (i) means, with respect to any entity, capital losses (as determined in accordance with GAAP) that are calculated with respect to the sale of capital stock or assets of such entity and which sale gave rise to a sale event and the calculation of profit allocation and (ii) will be equal to the amount, adjusted for minority interests, by which (x) the net book value (as determined in accordance with GAAP) of such capital stock or assets, as the case may be, at the time of such sale, as reflected on our consolidated balance sheet prepared in accordance with GAAP, exceeded (y) the net sales price of such capital stock or assets, as the case may be; provided, that such absolute amount thereof shall not be less than zero.

●	Our “consolidated net equity” will be equal to, as of any date, the sum of (i) our consolidated total assets (as determined in accordance with GAAP) as of such date, plus (ii) the aggregate amount of asset impairments (as determined in accordance with GAAP) that were taken relating to any businesses owned by us as of such date, plus (iii) our consolidated accumulated amortization of intangibles (as determined in accordance with GAAP), as of such date minus (iv) our consolidated total liabilities (as determined in accordance with GAAP) as of such date.

●	A business’ “contribution-based profits” will be equal to, for any measurement period as of any calculation date, the sum of (i) the aggregate amount of such business’ net income (loss) (as determined in accordance with GAAP and as adjusted for minority interests) with respect to such measurement period (without giving effect to (x) any capital gains or capital losses realized by such business that arise with respect to the sale of capital stock or assets held by such business and which sale gave rise to a sale event and the calculation of profit allocation or (y) any expense attributable to the accrual or payment of any amount of profit allocation or any amount arising under the supplemental put agreement, in each case, to the extent included in the calculation of such business’ net income (loss)), plus (ii) the absolute aggregate amount of such business’ loan expense with respect to such measurement period, minus (iii) the absolute aggregate amount of such business’ allocated share of our company’s overhead with respect to such measurement period.

●	Our “cumulative capital gains” will be equal to, as of any calculation date, the aggregate amount of capital gains realized by our company as of such calculation date, after giving effect to any capital gains realized by our company on such calculation date, since its inception.

●	Our “cumulative capital losses” will be equal to, as of any calculation date, the aggregate amount of capital losses realized by our company as of such calculation date, after giving effect to any capital losses realized by our company on such calculation date, since its inception.

●	Our “cumulative gains and losses” will be equal to, as of any calculation date, the sum of (i) the amount of cumulative capital gains as of such calculation date, minus (ii) the absolute amount of cumulative capital losses as of such calculation date.

●	The “high water mark” will be equal to, as of any calculation date, the highest positive amount of capital gains and losses as of such calculation date that were calculated in connection with a qualifying trigger event that occurred prior to such calculation date.

●	The “high water mark allocation” will be equal to, as of any calculation date, the product of (i) the amount of the high water mark as of such calculation date, multiplied by (ii) 20%.

●	A business’ “level 1 hurdle amount” will be equal to, as of any calculation date, the product of (i) (x) the quarterly hurdle rate of 2.00% (8% annualized), multiplied by (y) the number of fiscal quarters ending during such business’ measurement period as of such calculation date, multiplied by (ii) a business’ average allocated share of our consolidated equity for each fiscal quarter ending during such measurement period.

●	A business’ “level 2 hurdle amount” will be equal to, as of any calculation date, the product of (i) (x) the quarterly hurdle rate of 2.5% (10% annualized, which is 125% of the 8% annualized hurdle rate), multiplied by (y) the number of fiscal quarters ending during such business’ measurement period as of such calculation date, multiplied by (ii) a business’ average allocated share of our consolidated equity for each fiscal quarter ending during such measurement period.

●	A business’ “loan expense” will be equal to, with respect to any measurement period as of any calculation date, the aggregate amount of all interest or other expenses paid by such business with respect to indebtedness of such business to either our company or other company businesses with respect to such measurement period.

●	The “measurement period” will mean, with respect to any business as of any calculation date, the period from and including the later of (i) the date upon which we acquired a controlling interest in such business and (ii) the immediately preceding calculation date as of which contribution-based profits were calculated with respect to such business and with respect to which profit allocation were paid (or, at the election of the allocation member, deferred) by our company up to and including such calculation date.

●	Our company’s “overhead” will be equal to, with respect to any fiscal quarter, the sum of (i) that portion of our operating expenses (as determined in accordance with GAAP) (without giving effect to any expense attributable to the accrual or payment of any amount of profit allocation or any amount arising under the supplemental put agreement to the extent included in the calculation of our operating expenses), including any management fees actually paid by our company to our manager, with respect to such fiscal quarter that are not attributable to any of the businesses owned by our company (i.e., operating expenses that do not correspond to operating expenses of such businesses with respect to such fiscal quarter), plus (ii) our accrued interest expense (as determined in accordance with GAAP) on any outstanding third party indebtedness of our company with respect to such fiscal quarter, minus (iii) revenue, interest income and other income reflected in our unconsolidated financial statements as prepared in accordance with GAAP.

●	A “qualifying trigger event” will mean, with respect to any business, a trigger event that gave rise to a calculation of total profit allocation with respect to such business as of any calculation date and (ii) where the amount of total profit allocation so calculated as of such calculation date exceeded such business’ level 2 hurdle amount as of such calculation date.

●	A business’ “quarterly allocated share of our consolidated equity” will be equal to, with respect to any fiscal quarter, the product of (i) our consolidated net equity as of the last day of such fiscal quarter, multiplied by (ii) a fraction, the numerator of which is such business’ adjusted net assets as of the last day of such fiscal quarter and the denominator of which is the sum of (x) our adjusted net assets as of the last day of such fiscal quarter, minus (y) the aggregate amount of any cash and cash equivalents as such amount is reflected on our consolidated balance sheet as prepared in accordance with GAAP that is not taken into account in the calculation of any business’ adjusted net assets as of the last day of such fiscal quarter.

●	A business’ “quarterly share of our company’s overhead” will be equal to, with respect to any fiscal quarter, the product of (i) the absolute amount of our company’s overhead with respect to such fiscal quarter, multiplied by (ii) a fraction, the numerator of which is such business’ adjusted net assets as of the last day of such fiscal quarter and the denominator of which is our adjusted net assets as of the last day of such fiscal quarter.

●	An entity’s “third party indebtedness” means any indebtedness of such entity owed to any third party lenders that are not affiliated with such entity.

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

Our obligations under the put provision of our operating agreement are absolute and unconditional. In addition, our company will be subject to certain obligations and restrictions upon exercise of our manager’s put right until such time as our company’s obligations under the put provision of our operating agreement, including any related note, have been satisfied in full, including:

●	subject to our company’s right to issue a note in the circumstances described above, our company must use commercially reasonable efforts to raise sufficient debt or equity financing to permit our company to pay the put price or note when due and obtain approvals, waivers and consents or otherwise remove any restrictions imposed under contractual obligations or applicable law or regulations that have the effect of limiting or prohibiting our company from satisfying its obligations under the supplemental put agreement or note;

●	our manager will have the right to have a representative observe meetings of our company’s board of directors and have the right to receive copies of all documents and other information furnished to the board of directors;

●	our company and its businesses will be restricted in their ability to sell or otherwise dispose of their property or assets or any businesses they own and in their ability to incur indebtedness (other than in the ordinary course of business) without granting a lien on the proceeds therefrom to our manager, which lien will secure our company’s obligations under the put provision of our operating agreement or note; and

●	our company will be restricted in its ability to (i) engage in certain mergers or consolidations, (ii) sell, transfer or otherwise dispose of all or a substantial part of its business, property or assets or all or a substantial portion of the stock or beneficial ownership of its businesses or a portion thereof, (iii) liquidate, wind-up or dissolve, (iv) acquire or purchase the property, assets, stock or beneficial ownership or another person, or (v) declare and pay distributions to our common shareholders.

We have also agreed to indemnify our manager for any losses or liabilities it incurs or suffers in connection with, arising out of or relating to its exercise of its put right or any enforcement of terms and conditions of the supplemental put provision of our operating agreement.

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

RETAIL AND APPLIANCES BUSINESS

Our retail and appliances segment is comprised of the business operated by Asien’s. This business segment accounted for approximately 49.4% of our total revenues for the year ended December 31, 2020.

Overview of Asien’s

On May 28, 2020, we completed the acquisition of Asien’s. Asien’s has been in business since 1948 serving the North Bay area of Sonoma County, California. It provides a wide variety of appliance services, including sales, delivery/installation, in-home service and repair, extended warranties, and financing. Its main focus is delivering personal sales and exceptional service to its customers at competitive prices.

Asien’s is one of the area’s oldest appliance stores and is well known and highly respected throughout the North Bay area. Asien’s has strong, established relationships with customers and contractors in the community. It provides products and services to a diverse group of customers, including homeowners, builders, and designers. As a member of BrandSource, a buying group that offers vendor programs, factory direct deals, marketing support, opportunity buys, close-outs, consumer rebates, finance offers, and similar benefits, Asien’s offers a full line of top brands from U.S. and international manufacturers.

Products and Services

Appliance Sales

With a showroom display area of approximately 6,000 square feet, Asien’s offers a complete line of home and kitchen appliances to both residential and commercial customers, including:

●	Cooking: Products include cooktops, microwaves, warming drawers, ventilation, wall ovens, ranges and range tops. Major brands include Beko, BlueStar, Café, DCS, Fisher Paykel, Five Star, Fulgor Milano, GE, Haier, Jenn-Air, KitchenAid, Maytag, Miele, Monogram, Sub-Zero, Viking, Whirlpool and Wolf.

●	Refrigeration: Products include a wide variety of refrigerator configurations, freezers and ice makers, and wine and beer coolers. Major brands include Fisher Paykel, Jenn-Air, KitchenAid, Liebherr, Miele, Monogram, Perlick, Sub-Zero, Viking and Whirlpool.

●	Laundry: Products include washers, dryers and laundry extras. Major brands include Amana, ASKO, Beko, Fisher & Paykel, GE, Maytag, Miele, Speed Queen and Whirlpool.

●	Clean Up: Products include dishwashers, trash compactors, and in-sink food waste disposers. Major brands include AGA, Amana, ASKO, Beko, Café, Cove, Crosley, Fisher Paykel, GE, Hot Point, Jenn-Air, KitchenAid, Maytag, Miele, Monogram, Viking and Whirlpool.

●	Outdoor: Products include outdoor grills, refrigeration and storage. Major brands include DCS, Green Mountain Grills, LYNX, Marvel, Perlick, Sub-Zero, Viking and Wolf.

Product sales is Asien’s largest revenue source, accounting for approximately 99.2% of its total revenue from the date of acquisition through the year ended December 31, 2020.

Appliance Services

Asien’s also offers a variety of appliance services, including delivery, installation, warranty service and appliance repair and maintenance. Asien’s is the largest independent appliance service company in Sonoma County. Asien’s service technicians are experts, averaging 15 years of field experience with factory training. They are vendor certified to handle our customers’ kitchen appliance, laundry, and outdoor appliance service needs. Asien’s also offers extended warranties.

These services accounting for approximately 6% and 8% of Asien’s total revenue for the years ended December 31, 2020 and 2019, respectively.

Pricing

Asien’s provides premium and super premium products to the North Bay customer. A significant number of the appliances in Asien’s 6,000 SKU catalog are subject to a unilateral minimum retail price policy, or UMRP, or minimum advertised pricing restrictions. UMRP restricts a reseller from discounting the customer price for an appliance below a vendor published UMRP and product promotions are solely those specified by the vendor and unilaterally available. Asien’s thrives in the premium market by proving the customer with a higher overall perceived value as well as a competitive total invoice cost by offering premium service at reasonable rates. Asien’s sales associates are industry professionals with an average more than 10 years of experience selling appliances. This team of seven averages over seven years seniority with Asien’s with the senior member having been with Asien’s for 26 years. The premium appliance market requires this expertise as very often sales and customer service teams are interacting with designers, builders, and contractors, as well as Asien’s core customer, the homeowner. Asien’s hard earned reputation for this expertise in sales, installation and service accretes to its advantage when it competes directly across product lines that are also available from other local resellers and big box competitors. Asien’s merchant and sales team are responsible to ensure that pricing and promotion for these appliances are competitive.

Vendor/Supplier Relationships

Asien’s offers more than 40 brands and over 6,000 SKUs available for purchase. This depth of vendor relationships gives consumers numerous options in all product categories. Asien’s top vendors and suppliers are listed in the table below.

Supplier	Total Purchases (2019)	Total Purchases (2020)	Percent of Purchases (2020)
Riggs Distributing, Inc.	$3,162,559	$3,063,734	33.6%
Whirlpool	1,741,113	1,176,219	12.9%
General Electric	1,504,306	1,527,220	16.8%
Middleby / Viking Range	634,987	647,809	7.1%
Miele	430,757	780,726	8.6%
Fisher Paykel	357,142	202,258	2.2%
R&B	340,854	238,647	2.6%
Blue Star	331,176	437,816	4.8%
Zephyr	269,969	258,055	2.8%
Beko Appliances	118,013	143,091	1.6%

Products are purchased from all suppliers on an at-will basis. Asien’s has no long-term purchase agreements with any supplier. Relationships with suppliers are subject to change from time to time. Changes in relationships with suppliers occur periodically and could positively or negatively impact Asien’s net sales and operating profits. We believe that Asien’s can be successful in mitigating negative effects resulting from unfavorable changes in the relationships with suppliers through, among other things, the development of new or expanded supplier relationships. Please see Item 1A “Risk Factors—Risks Related to Retail and Appliances Business” and Item 1A “Risk Factors—Risks Related to Our Business and Structure—The coronavirus pandemic may cause a material adverse effect on our business” for a description of the risks related to Asien’s supplier relationships, including those associated with the coronavirus pandemic.

BrandSource Membership

Asien’s is part of the member-owned buying group, BrandSource, which has an internal marketing company as well as a company to finance their purchases from some brands.

Members of BrandSource can compete with box stores by banding together under the buying group; the dealers/members own the buying group/co-op. Simply put, the group aids members in helping them buy better, reduce costs, drive business into their stores and educate them in a way an independent dealer could not do it alone.

We believe that the benefits of Asien’s membership with this group include:

●	$19 billion dollar buying power allowing members to compete on the price of products (same as box store);

●	BrandSource credit card to complete consumer financing (12, 18 and 24 month);

●	BrandSource finance so members can get credit approved to purchase goods;

●	BrandSource marketing so members can compete for consumer store traffic. This includes turnkey websites, digital and social marketing, as well as print and video marketing. This allows members to actually out-market the box stores locally; and

●	National and regional education forums for members to be “in the know” on industry trends, vendor product knowledge and idea exchange.

Marketing

Asien’s markets its products through a variety of methods, both digital and traditional. Some examples include digital advertising, radio, billboards and “go local” marketing.

Digital Advertising

Asien’s participates in pay-per-click ads, digital banner ads, YouTube videos, Facebook posts, etc., through its membership in BrandSource. Asien’s also has a professional and easy-to-use website (www.asiensappliance.com), which allows customers to research, compare, and order products online. This site is hosted and maintained by BrandSource.

Radio

Asien’s runs radio spots on various stations throughout the year, with most spots promoting the Asien’s brand. These advertisements strive to promote Asien’s experience, expertise, service, local ownership, 70 years in business, etc. Some radio spots are paid for by appliance manufacturers, in which case Asien’s will promote the quality of the brand, rather than the price.

Billboards

Asien’s has secured two prominent billboards in Sonoma County:

●	Northbound 101 across from the Corby Avenue auto row in Santa Rosa. Asien’s advertises on it half the year at different intervals.

●	Southbound 101 in Petaluma near the Petaluma Village Premium Outlets.

In many cases, as with the radio ads, appliance manufacturers will pay for advertising on the billboards.

“Go Local” Marketing

Asien’s also participates in the “GO LOCAL” marketing organization for locally-owned independent businesses. Members of this organization use a shared brand, targeted advertising, and a rewards card to increase sales and gain market share.

Customers and Markets

Asien’s currently serves customers in the areas of Sonoma, Napa, Marin, Lake and Mendocino counties, California. The large majority of customers are homeowners and their contractors, with the homeowner being key in the final decisions. Asien’s has a diverse customer base, with no one customer accounting for more than 5% of total revenue.

Customer Support

Customer Service is of critical importance to the success of Asien’s. Asien’s primarily conducts customer service in person or on the telephone, although web-initiated chat, text and email are available and rapidly growing coordination and communication. Asien’s believes in allowing its customer to set the preferred method for communication. Asien’s role in providing premium appliances can often require substantial pre-sales support, such as when quoting a multi-appliance bid package for a builder. During 2020, there has been a material shift toward online sales and the appliance industry is no exception. In 2019, the most popular search terms for the appliance industry ended with the modifier “near me” and in 2020 that modifier has been replaced with “delivered.” Confirming availability, managing backordered product and coordinating delivery and installation are all critical service functions for Asien’s in the COVID-19 environment.

Asien’s customer service is available to field inbound customer calls from 8:00 am to 5:30 pm PST, Monday through Friday and Saturday from 9:00 am to 5:00 pm.

Logistics

The large majority of Asien’s inventory consists of customers’ completed orders, most of which are selected from models in its extensive showroom. Asien’s does, however, maintain a supply of common and in-demand appliances for walk-in customers who are looking to make same-day purchases.

Asien’s takes ownership of inventory when it is delivered to its warehouse. At this point, warehouse staff unloads the product, determines the delivery location and arranges for delivery of the product. Customers may arrange for a delivery service or their third-party installers and contractors to pick-up their appliances at our warehouse or have it scheduled for delivery. Asien’s will coordinate third party delivery or recommend factory trained third-party installation services when necessary. Asien’s also offers installation services.

Asien’s return and exchange policy is designed to be as worry-free and customer friendly as possible. An Asien’s customer may cancel or exchange an item that is on order or is not subject to a vendor mandated restocking fee. Asien’s may pass any supplier assessed restocking fee on to the customer in the event a special ordered appliance is returned or exchanged without defect.

Competition

Asien’s competes with big box retailers, independent appliance retailers, hybrid retail and direct-to-consumer companies and web only companies. As a hybrid retail and direct-to-consumer company, Asien’s has the ability to successfully rival the offerings of each competitor, utilizing impressions from both online and traditional marketing, its consultative selling practice and customer service expertise, and a curated assortment of premier brands to attract and retain new customers.

The U.S. appliance market in general is highly fragmented with thousands of local and regional retailers competing for share. Asien’s primary competitors in the appliance market include big box retailers, such as Home Depot, Lowe’s and Best Buy; specialty retailers, such as TeeVax, Ferguson and Premier Bath and Kitchen; and online marketplaces, such as Amazon.

The shifting landscape to online sales in the segment is providing a significant market share capture and positioning opportunity for companies. Asien’s is rapidly evolving their business processes to capitalize on this market shift. While premium brands continue to place restrictions on the pure ecommerce distribution models, Asien’s is adapting the concierge selling available on their showroom floor for the web customer at home. The COVID-19 pandemic has accelerated this shift and is rewarding the entrepreneurial innovation necessary for this transition. This ongoing adaptation and continual process improvement will allow Asien’s to continue to enjoy a preferred reseller status with the premium brands that differentiate Asien’s offerings.

Competitive Strengths

Based on management’s belief and experience in the industry, we believe that the following competitive strengths enable Asien’s to compete effectively.

●	Name and reputation. We believe that Asien’s enjoys a long-standing (70+ years) reputation with vendors and customers for its focus on offering a full line of appliances, including premium brands unavailable from the competition, with consultative selling, competitive pricing and superior customer service.

●	Highly experienced management and personnel. We believe that Asien’s personnel are its most important asset. Asien’s has an experienced management team with decades of industry knowledge and a team of experienced, knowledgeable and skilled field personnel.

●	Diverse product and service offerings. Asien’s offers a full line of top brands from U.S. and international manufacturers. It currently offers approximately 6,000 appliance SKU’s. Asien’s also offers delivery, installation and repair and maintenance services provided by its highly knowledgeable personnel.

●	Inventory discipline. Resellers in the appliance industry are experiencing unprecedented supply chain issues with backorder on many appliance categories. Increasingly, the most success in appliance sales is found for those with available inventory on hand. Asien’s reacts quickly to the expression of customer demand by confirming availability for products and placing orders to reserve potential stock needs. Asien’s curated assortment allows it to react to micro-trends and adjust assortment and buying decisions quickly. On the showroom floor, Asien’s experienced team has quickly pivoted to first sell what is available and then over-communicate with the customer when an item is on backorder. As a result, Asien’s is maintaining a low cancelation rate. Customer service processes and resources to allow more efficient ongoing customer communication and coordination will allow Asien’s to earn loyalty within its market by exceeding the service levels customers receive from other specialty retailers.

●	Extended repair, delivery, and loaner services. Approximately 60%-70% of Asien’s sales are “duress” sales for broken or antiquated equipment. It is not uncommon for service to provide a gateway sales. A customer looking to replace their appliance still wants a quality product and they need it quickly. This is where the value of Asien’s full-service approach wins customer loyalty.

●	Online sales expertise. We believe that Asien’s ability to transact online, big ticket, home delivery sales give it strategic positioning and capability to sell more products to its current customer base, as well as to add new big ticket product categories.

●	Membership in BrandSource. As discussed in more detail above, we believe that Asien’s membership in BrandSouce provides it with a number of competitive advantages.

Growth Strategies

Asien’s will strive to grow its business by pursuing the following growth strategies:

●	Digital strategy. Asien’s plans to implement best-in-class solutions from parallel industries focused on a click-to-brick digital strategy. This includes enhancing Asien’s web presence and digital advertising while providing tools to facilitate consultation, guided customer support and service. Asien’s also plans to enhance the full-cycle customer relationship including loyalty, incentives for referral, and long-tail satisfaction surveys. Asien’s also plans to enhance its geographic reach through installation partnerships.

●	Increase local marketing spend. Asien’s plans to increase its local marketing spending. Outreach messaging will increase the emphasis on Asien’s as a trusted community resource and other local first values. Asien’s plans to build incrementally on ad spending where a return is measurable. This involves first optimizing local market internet search and digital advertising campaigns, while at the same time innovating a COVID-19 appropriate approach to what was traditionally outside sales by more regularly engaging builders, designers, and contractors and encouraging regular digital meeting place. Asien’s plans to provide local leadership by being efficient and providing secure online tools to enable project management and data exchange.

●	Store Growth. Asien’s is actively looking for underserved and growing communities on the west coast that echo the attributes that serve its success in the current Sonoma County location.

Intellectual Property

Asien’s does not own any registered intellectual property. The agreements with Asien’s suppliers generally provide Asien’s with a limited, non-exclusive license to use the supplier’s trademarks, service marks and trade names for the sole purpose of promoting and selling their products.

To protect intellectual property, Asien’s relies on a combination of laws and regulations, as well as contractual restrictions. Asien’s relies on the protection of laws regarding unregistered copyrights for certain content it creates. Asien’s also relies on trade secret laws to protect its proprietary technology and other intellectual property. To further protect its intellectual property, Asien’s enters into confidentiality agreements with its executive officers and directors.

Employees

As of December 31, 2020, Asien’s employed 25 full-time employees. The following table sets forth the number of Asien’s employees by function. Asien’s also employs a team of two (2) part-time employees dedicated exclusively to Saturday deliveries.

Department/Function	Employees
Accounting/Finance	2
Sales and Marketing	7
Customer Service	8
Warehouse and Delivery	6
Administrative	2
TOTALS	25

None of Asien’s employees are represented by labor unions, and we believe that it has an excellent relationship with its employees.

Regulation

Asien’s business is subject a variety of laws and regulations applicable to companies conducting business on the Internet. Jurisdictions vary as to how, or whether, existing laws governing areas such as personal privacy and data security, consumer protection or sales and other taxes, among other areas, apply to the Internet and e-commerce, and these laws are continually evolving. For example, certain applicable privacy laws and regulations require Asien’s to provide customers with its policies on sharing information with third parties, and advance notice of any changes to these policies. Related laws may govern the manner in which Asien’s stores or transfers sensitive information or impose obligations on Asien’s in the event of a security breach or inadvertent disclosure of such information. Additionally, tax regulations in jurisdictions where Asien’s does not currently collect state or local taxes may subject it to the obligation to collect and remit such taxes, or to additional taxes, or to requirements intended to assist jurisdictions with their tax collection efforts. New legislation or regulation, the application of laws from jurisdictions whose laws do not currently apply to Asien’s business, or the application of existing laws and regulations to the Internet and e-commerce generally could result in significant additional taxes on Asien’s business. Further, Asien’s could be subject to fines or other payments for any past failures to comply with these requirements. The continued growth and demand for e-commerce is likely to result in more laws and regulations that impose additional compliance burdens on companies doing business on the Internet.

CUSTOM CABINETRY BUSINESS

Our custom cabinetry business is operated by Kyle’s. This business segment, which was acquired in the third quarter of 2020, accounted for approximately 7.3% of our total revenues for the year ended December 31, 2020.

Overview

On September 30, 2020, we completed the acquisition of Kyle’s. Headquartered in Boise, Idaho and founded in 1976, Kyle’s designs, builds, and installs custom cabinetry for contractors and homeowners in Boise and the surrounding area. Kyle’s focuses on designing, building and installing custom cabinetry primarily for custom and semi-custom builders. Its products include kitchen, bath, home and office cabinets. Kyle’s also offers fireplace mantels, surrounds, entertainment systems, wall units and bookcases. Kyle’s products are sold on a regional basis directly to homeowners and contractors and through a network of several long-term recurring customers.

Established for over 40 years in its markets, Kyle’s has built a strong reputation for best-in-class processes, product quality, and timeliness.

Products and Services

Kyle’s builds cabinets for every area of a home - kitchen and bath cabinets, fireplace mantels and surrounds, entertainment systems and wall units, bookcases and office cabinets. Kyle’s provides service to builders, designers and homeowners when they are building a new home or conduct remodeling. Kyle’s builds and installs quality cabinets with fine design.

Kyle’s starts every project with a professional cabinet design that blends artistic design elements with maximum efficiency. Whether they are modern, traditional or rustic custom cabinets, Kyle’s provides complete design from conceptual layout and functional accessories to fine artisan finishes.

Kyle’s design service starts with a base package, based on what the builder’s standard package or tendencies are. Its designers will update or modify the package based on the homeowner’s add-ons or changes and send the job pricing detail to the builder.

Professional installation has everything to do with how the final product turns out. Kyle’s hires professional technicians to install the cabinets it builds, and they take great care over the final fit and finish to ensure that the finished cabinets are second to none.

Kyle’s has focused most of its efforts toward supplying custom or semi-custom builders, within which 96% were residential customers’ projects in 2020. In order to develop end-user markets, Kyle’s has a custom cabinet showroom in Boise, Idaho to present customers with a wide selection of cabinet styes, decorative finishes and functional cabinet hardware options.

In the last several years, the majority of Kyle’s projects have been kitchen and bathroom/vanities, but Kyle’s machinery system would also support garage and closet systems, which represent future growth opportunities.

Manufacturing

Kyle’s cabinet shop is equipped with state-of-the-art tools operated by skilled cabinetmakers. Its priority is producing quality cabinets in a timely fashion. Kyle’s has been building cabinets in Boise since 1976 with a reputation of great service and outstanding quality.

Kyle’s manufactures its cabinets using its computer numerical control, or CNC, machinery in order to maximize efficiency. The details of each custom cabinet it makes are created by its own employees from hand sanding to staining and painting to adding a wide array of specialty finishes, coatings, distressing and glazing.

Kyle’s cabinets are made primarily of alder, paint-grade material and melamine. Cabinets are manufactured using CNC routing of all job components from sheet goods. Kyle’s can cut a complete job in four to six hours. The estimated total cycle time for projects from production design to install-ready is seven business days.

Pricing

Kyle’s strategy has been to deliver quality and performance at a mid-level price target. Kyle’s pricing model is generally offering better features or efficiencies than general market competitors in each product category to its builder markets. Kyle’s has developed a bid sheet that prices base cabinets on a per lineal foot basis with unit price adders for each of the different options or items in the cabinet package. The base cabinet package is for a stained alder cabinet with an inset panel door installed. The adders are added to the bare cabinet per foot charge to develop a total cabinet base bid.

Supplier Relationships

The primary raw materials used in the manufacture of Kyle’s products are melamine and veneered sheet goods, lumber, doors and hardware. Cost of these raw materials is a key factor in pricing our products. We believe that there is an ample supply of most of the raw materials that Kyle’s needs. Recently, potentially as a result of the coronavirus pandemic and resulting impact, Kyle’s has seen price increases in certain key raw materials such as wood products and hardware. These increases may negatively affect Kyle’s profitability and financial condition. Item 1A “Risk Factors—Risks Related to Our Business and Structure—The coronavirus pandemic may cause a material adverse effect on our business.”

For the years ended December 31, 2020 and 2019, about six suppliers accounted for a majority of Kyle’s purchases. Kyle’s is seeking to identify alternative raw material suppliers to the extent there are viable alternatives and to expand its use of alternative raw materials. Kyle’s aims to maintain multiple supply sources for each of its key raw materials to ensure that supply problems with any one supplier will not materially disrupt its operations. In addition, Kyle’s strives to develop strategic relationships with new suppliers to secure a stable supply of materials and introduce competition in its supply chain, thereby increasing its ability to negotiate better pricing and reducing its exposure to possible price fluctuations. Please see Item 1A “Risk Factors—Risks Related to Custom Cabinetry Business” for a description of the risks related to Kyle’s supplier relationships.

Sales and Marketing

Kyle’s primary customer markets in the last several years have been custom or semi-custom home builders. Kyle’s job sizes range from small residential projects generating approximately $5,000 to $9,000, medium size jobs of $15,000 to $25,000, to larger jobs ranging $50,000 to over $100,000.

CUSTOMER MARKETS

2020

Kyle’s continues to derive most of its work in the residential single family, new construction segment of the construction market. Due to strong housing demands in the area, Kyle’s is also tapping into the residential multi-family, new construction segment of the market. Kyle’s has experience and capabilities to support the aforementioned market segments in addition to others such as condo and commercial projects.

Kyle’s has a high customer retention level and has generated a considerable number of broader revenue opportunities through direct and specific interaction with its customer base. Kyle’s has negotiated pricing with several long-term recurring contractor customers who send out a weekly schedule; and others who send out the job when the site foundation is laid. The revenue generated from the service provided for these long-term recurring contractor customers represented a majority of total revenue for the years ended December 31, 2020 and 2019. Please also see Item 1A “Risk Factors—Risks Related to Custom Cabinetry Business—The loss of any of our key customers could have a materially adverse effect on our results of operations.”

Kyle’s primarily relies on direct consumer marketing and its extensive relationships with local builders to market its products. It also maintains a website www.kylescabinets.com and conducts social media marketing through its Facebook page.

Technology

By adopting the advanced technology, Kyle’s can cut a full project in four to six hours. The total estimated cycle time from the production design to install-ready is five to seven business days.

●	Frameless Operation. In 2013, Kyle’s converted to a frameless cabinet operation from face frame operation. Frameless cabinets do not have the face frame and are known as “full access” cabinets, European style, or modern cabinetry. A frameless box offers more ease of access and storage space without the face frame. Additionally, there is less cost, without milling, and attaching the frame to the box.

●	Automated Processes. In 2015, Kyle’s acquired a CNC router and automated the production of all projects. Kyle’s works primarily with alder, or paint-grade materials, and orders goods for in-house scheduled jobs. Jobs are run on a nested program, which, once data is entered, provides the number of sheets needed, and makes the most efficient use of those sheets. The job materials are lowered by lift to the router, where parts are machined directly from each sheet.

Competition

Kyle’s competes with numerous competitors in its primary markets, Boise and the surrounding area (Twin Falls, McCall, and Sun Valley), with reputation, price, workmanship and services being the principal competitive factors. Kyle’s mostly competes against other specialty custom cabinet builders in the region. Kyle’s also competes with regional home improvement contractors and suppliers such as Franklin’s and to a lesser extent against national retail chains such as Home Depot and Lowes. As a result of the implementation of Kyle’s business strategy which is delivering high value, quality products and customized solutions and installations to the condo/multi-family, and single-family projects in the new construction markets, we anticipate that Kyle’s will continue to effectively compete against the aforementioned competition.

Competitive Strengths

Based on management’s belief and experience in the industry, we believe that the following competitive strengths enable Kyle’s to compete effectively.

●	Superior Name and reputation. Established for over 40 years in its markets, Kyle’s has built a strong reputation for best-in-class processes, product quality, and timeliness.

●	Established Blue-Chip Clients. Kyle’s customer list includes a list of regional contractors in the area, many of whom have used Kyle’s as their go-to cabinet vendor for many years.

●	Streamlined Operations. Kyle’s CNC router process, along with other operational systems and refinements, helped Kyle’s yield higher than average efficiencies, accuracy, and profitability.

●	Diversified Capabilities. Kyle’s has diversified capabilities to support multi-family and commercial project work, providing flexibility toward trending markets and growth opportunities.

●	Outstanding Growth Opportunities. Kyle’s portfolio, brand and reputation, and streamlined operational platform can be leveraged for expansion, both in existing regions, and other high-value surrounding areas.

●	Strong Regional Presence. Kyle’s has strong ties to the community. With nearly 100% business referral rate, Kyle’s has built a significant amount of trust and goodwill in its region.

Growth Strategies

Kyle’s will strive to grow its business by pursuing the following growth strategies.

●	Product Line Expansion. Kyle’s capabilities extend to closets and garages, and management estimates there is an appropriate demand for these product lines among Kyle’s current customer base. Kyle’s may expand its product line to closets and garages.

●	Geographic Expansion. With more service requests in the surrounding area, there is immediate opportunities for expansion to homeowners and contractors located near Twin Falls, McCall, and Sun Valley areas of Idaho. We believe that Kyle’s sophisticated business model would be received well by these surrounding areas

●	Expansion to Multi-Family Projects. Evidence of market demand is ongoing for multi-family projects, both within Kyle’s current customer markets and within other potential customers. Given appropriate infrastructure to support the market’s volume, immediate market penetration for multi-family projects could be achieved.

●	Capacity and Infrastructure Expansion. Kyle’s plans to purchase more CNC machines and build a separate finishing facility with automated spray finishing for stains, clear lacquers and pigmented lacquers.

Employees

As of December 31, 2020, Kyle’s employed 28 full-time employees. The following table sets forth the number of Kyle’s employees by function.

Department/Function	Employees
Management	3
Office Employees	1
Design	3
Front End/ Build	7
Finish	4
Load/ Deliver	3
Install	4
Specialty	3
TOTALS	28

None of Kyle’s employees are represented by labor unions, and Kyle’s believes that it has an excellent relationship with its employees.

Regulation

Kyle’s facilities are subject to Idaho Department of Environmental Quality in connection with air quality and regulations relating to pollution and the protection of the environment, including those governing emissions to air, discharges to water, storage, treatment and disposal of waste, remediation of contaminated sites and protection of worker health and safety. Kyle’s believes that it is in substantial compliance with all applicable requirements. However, its efforts to comply with environmental requirements do not remove the risk that it may be held liable, or incur fines or penalties, and that the amount of liability, fines or penalties may be material, for, among other things, releases of hazardous substances occurring on or emanating from current or formerly owned or operated properties or any associated offsite disposal location, or for contamination discovered at any of its properties from activities conducted by previous occupants.

Permits are required for certain of Kyle’s operations, and these permits are subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce compliance with their regulations, and violations may result in the payment of fines or the entry of injunctions, or both.

Changes in environmental laws and regulations or the discovery of previously unknown contamination or other liabilities relating to Kyle’s properties and operations could result in significant environmental liabilities. In addition, Kyle’s might incur significant capital and other costs to comply with increasingly stringent air emission control laws and enforcement policies which would decrease its cash flow.

LAND MANAGEMENT SERVICES BUSINESS

Our land management services business is operated by Neese. This business segment accounted for approximately 43.3% and 100% of our total revenues for the years ended December 31, 2020 and 2019, respectively.

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

Products and Services

Waste Disposal, Land Application and other Services

Neese’s largest revenue source is providing waste disposal, land application and other services, primarily for the agricultural industry, and to a lesser extent, industrial and municipal customers. Services to the local agricultural and farming communities include manure spreading, land rolling, bin whipping, cleaning all types of bulk storage bins and silos, equipment rental, trucking, vacuuming, building erection, and other services. Neese also has a fleet of trucks that haul products for a variety of customers. Service revenues accounted for approximately 50.1% and 65.9% of Neese’s total revenues for the years ended December 31, 2020 and 2019, respectively.

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

Sales of parts and equipment accounted for approximately 49.9% and 34.1% of Neese’s total revenues for the years ended December 31, 2020 and 2019, respectively.

Pricing

Neese prices its products and services at what the market will bear. Pricing is generally determined by product and service mix, supply and demand, wholesale prices on equipment/parts, competitive forces, and other factors.

Supplier Relationships

Neese employs a variety of suppliers with one supplier representing 10% or more of our total purchases. Neese maintains close relationships with its suppliers. Neese’s key vendors and suppliers are listed in the table below.

Supplier	Relationship Established (Year)	Product or Service Supplied	Total Purchases (2019)	Total Purchases (2020)	Percent of Purchases (2020)
Nuhn Industries	2002	Agricultural Equipment	$719,058	$1,724,401	42.3%
Quick Oil Co.	1993	Fuel	570,226	311,038	7.6%
Meyer Mfg	1993	Agricultural Equipment	180,776	106,374	2.6%
ComData	2009	Fuel	102,006	40,960	1.0%

Products are purchased from these suppliers on an at-will basis. Such manufacturers could discontinue sales to Neese at any time or upon short notice. If any of these suppliers discontinued selling or were unable to continue selling to Neese, there could be a material adverse effect on our business and results of operations.

Relationships with suppliers are subject to change from time to time. Changes in Neese’s relationships with suppliers occur periodically, and could positively or negatively impact our net sales and operating profits. However, we believe that we can be successful in mitigating negative effects resulting from unfavorable changes in the relationships between Neese and its suppliers through, among other things, the development of new or expanded supplier relationships. Please see Item 1A “Risk Factors—Risks Related to Land Management Services Business—We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us” and Item 1A “Risk Factors—Risks Related to Our Business and Structure—The coronavirus pandemic may cause a material adverse effect on our business” for a description of the risks related to Neese’s supplier relationships, including those associated with the coronavirus pandemic.

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

Customers and Markets

Neese currently serves approximately 573 active accounts. The end user market is the agricultural industry (livestock and crop production markets). Neese also performs work for and sells to industrial and municipal customers. The general service area is within a 60-mile radius of Neese’s headquarters in Grand Junction, Iowa.

We believe that Neese’s established customer base is a strong asset that contributes to its stability and presents opportunities for sales growth. Neese has a diversified customer base without reliance on several large customers. For the year ended December 31, 2020, no customer accounted for more than 10% of sales.

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

●	Name and reputation. We believe that Neese enjoys a long-standing (25-year) reputation for its focus on offering a full line of new and used farm equipment and parts, and providing superior waste hauling, land application, and other services with competitive pricing and superior customer service.

●	Strong customer relationships. We believe that Neese has strong ties to hundreds of agricultural, industrial, and municipal organizations throughout its marketplace.

●	Highly trained and professional staff. We believe that Neese’s personnel are its most important asset. Neese employs dedicated and highly skilled professionals who have extensive industry experience. In order to ensure that customers receive the most efficient and cost-effective service, Neese provides continuous safety and management training to its dedicated team of professionals.

Growth Strategies

We will strive to grow Neese’s business by pursuing the following growth strategies.

●	Expansion of product and service lines. Neese plans to continue expanding its product and service lines based on management’s assessment of customer needs.

●	Expansion of trucking services. Neese has increased its trucking business with a fleet of 13 trucks that it owns. The trucking business increases revenue during times when waste hauling is not as busy.

●	Increased sales and marketing. Neese also plans to continue spending additional resources on sales and marketing personnel and strategies in order to secure new client accounts.

Intellectual Property

We do not own or license any material intellectual property in connection with the operation of Neese.

Employees

As of December 31, 2020, Neese employed 21 full-time employees, as depicted in the table below.

Department/Function	Employees
Management	2
Office Employees	3
Truck Drivers	8
Mechanics	2
General Labor	3
Sales	0
Product Supervisors	3
TOTALS	21

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

The coronavirus pandemic may cause a material adverse effect on our business.

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

Effective March 18, 2020, the County of Sonoma, California issued a shelter in place order. Pursuant to this order, non-essential businesses were ordered to close. Asien’s was qualified as an essential business and remained open under a modified service plan whereby customers were allowed access to the demonstration floor by appointment only with access limited to one customer party (following published guidelines a customer party was defined as no more than three adults and no children). Effective June 6, 2020, Sonoma County modified the retail guidelines for essential businesses and Asien’s store allowed access for retail customer parties without appointment but with limitations on the number of individuals allowed in the store. Asien’s has remained open since this date under these modified occupancy restrictions, so it did not experience any meaningful business interruption. However, Asien’s is dependent upon suppliers to provide it with all of the products that its sells. The pandemic has impacted and may continue to impact suppliers and manufacturers of certain of its products. As a result, Asien’s has faced and may continue to face delays or difficulty sourcing certain products, which could negatively affect its business and financial results. Even if Asien’s is able to find alternate sources for such products, they may cost more, which could adversely impact Asien’s profitability and financial condition.

Idaho, where Kyle’s is located, issued a “stay at home” order beginning on March 27, 2020. The order was initially in place until April 15, then undergone several extensions, and was lifted on April 30, 2020. Currently, the state is under Stage 3 of Stay Healthy Guidelines, which allow businesses and governmental agencies to continue operations at physical locations in the state of Idaho; however, all individuals, businesses, and governmental agencies should adhere to the physical distancing and sanitation requirements prescribed. Kyle’s was in an industry designated as Essential Critical Infrastructure Workforce and remained operational during the “stay at home” order; as such, Kyle’s remained, and continues to do so, observant to social-distancing and mask-wearing guidance and all other State, County and City mandates. Therefore, there was minimal disruption to Kyle’s business operations during the Idaho’s “stay at home” period. However, during the “stay at home” period, certain key customers of Kyle’s elected to either temporarily stop building homes or delayed their building process, which adversely affected Kyle’s sales. As a result, Kyle’s generated comparatively lower-than-expected sales. Further, during the “stay at home” period, several of Kyle’s employees had taken time off because of medical experiences, and certain of them did not return to employment. Kyle’s has been hiring and training new employees to replace lost productivity because of the aforementioned loss of employees. Kyle’s did not experience any meaningful business interruption related to any of its key suppliers; although recently, potentially as a result of the pandemic and resulting impact, Kyle’s has seen price increases in certain key raw materials such as wood products and hardware. These increases may negatively affect Kyle’s profitability and financial condition. Kyle’s endeavors to best observe guidance from the State of Idaho and to provide a safe working environment to its employees. If the pandemic is not sufficiently contained, it may continue to negatively affect Kyle’s ability to generate sales opportunities and to hire productive employees, as well as impact the cost of raw materials. Therefore, Kyle’s business operations may experience further delays and experience lost sales opportunities and increased costs, which could further adversely impact Kyle’s profitability and financial condition.

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

If the current pace of the pandemic cannot be slowed and the spread of the virus is not contained, our business operations could be further delayed or interrupted. We expect that government and health authorities may announce new or extend existing restrictions, which could require us to make further adjustments to our operations in order to comply with any such restrictions. We may also experience limitations in employee resources. In addition, our operations could be disrupted if any of our employees were suspected of having the virus, which could require quarantine of some or all such employees or closure of our facilities for disinfection. We may also delay or reduce certain capital spending and related projects until the travel and logistical impacts of the pandemic are lifted, which will delay the completion of such projects. The duration of any business disruption cannot be reasonably estimated at this time but may materially affect our ability to operate our business and result in additional costs.

Further, our customers’ financial condition may be adversely impacted as a result of the impacts of the coronavirus and efforts taken to prevent its spread, which could result in reduced demand for our products.

The extent to which the pandemic may impact our results will depend on future developments, which are highly uncertain and cannot be predicted as of the date of this prospectus, including new information that may emerge concerning the severity of the pandemic and steps taken to contain the pandemic or treat its impact, among others. Nevertheless, the pandemic and the current financial, economic and capital markets environment, and future developments in the global supply chain and other areas present material uncertainty and risk with respect to our performance, financial condition, results of operations and cash flows.

We may not be able to effectively integrate the businesses that we acquire.

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

We have a limited operating history and we may not be able to manage our businesses on a profitable basis.

We were formed on January 22, 2013 and operated a management consulting business from inception through October 3, 2017. In March 2017, we acquired Neese, which is a business that provides a wide range of products and services for the agriculture, construction, lawn and garden industries. In April 2019, we acquired the assets of Goedeker Television, a one-stop e-commerce destination for home furnishings, which we subsequently spun-off pursuant our distribution of all of our shares of Goedeker that we held to our shareholders. In May 2020, we acquired Asien’s, which provides a wide variety of appliance services, including sales, delivery/installation, in-home service and repair, extended warranties, and financing in the North Bay area of Sonoma County, California. In September 2020, we acquired Kyle’s, a leading custom cabinetry maker servicing contractors and homeowners since 1976 in Boise, Idaho and the surrounding area. In March 2021, we acquired Wolo, which designs and manufactures horn and safety products (electric, air, truck, marine, motorcycle and industrial equipment), and offers vehicle emergency and safety warning lights for cars, trucks, industrial equipment and emergency vehicles. We plan to acquire additional operating businesses in the future.

Our manager will manage the day-to-day operations and affairs of our company and oversee the management and operations of our businesses, subject to the oversight of our board of directors. If we do not develop effective systems and procedures, including accounting and financial reporting systems, to manage our operations as a consolidated public company, we may not be able to manage the combined enterprise on a profitable basis, which could adversely affect our ability to pay distributions to our shareholders.

Our future success is dependent on the employees of our manager, our manager’s operating partners and the management team of our business, the loss of any of whom could materially adversely affect our financial condition, business and results of operations.

Our future success depends, to a significant extent, on the continued services of the employees of our manager. The loss of their services may materially adversely affect our ability to manage the operations of our businesses. The employees of our manager may leave our manager and go to companies that compete with us in the future. In addition, we depend on the assistance provided by our manager’s operating partners in evaluating, performing diligence on and managing our businesses. The loss of any employees of our manager or any of our manager’s operating partners may materially adversely affect our ability to implement or maintain our management strategy or our acquisition strategy.

The future success of our existing and future businesses also depends on the respective management teams of those businesses because we intend to operate our businesses on a stand-alone basis, primarily relying on their existing management teams for day-to-day operations. Consequently, their operational success, as well as the success of any organic growth strategy, will be dependent on the continuing efforts of the management teams of our businesses. We will seek to provide these individuals with equity incentives in our company and to have employment agreements with certain persons we have identified as key to their businesses. However, these measures may not prevent these individuals from leaving their employment. The loss of services of one or more of these individuals may materially adversely affect our financial condition, business and results of operations.

We may experience difficulty as we evaluate, acquire and integrate businesses that we may acquire, which could result in drains on our resources, including the attention of our management, and disruptions of our on-going business.

We acquire small businesses in various industries. Generally, because such businesses are privately held, we may experience difficulty in evaluating potential target businesses as much of the information concerning these businesses is not publicly available. Therefore, our estimates and assumptions used to evaluate the operations, management and market risks with respect to potential target businesses may be subject to various risks and uncertainties. Further, the time and costs associated with identifying and evaluating potential target businesses and their industries may cause a substantial drain on our resources and may divert our management team’s attention away from the operations of our businesses for significant periods of time.

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

We may not be able to successfully fund acquisitions due to the unavailability of debt or equity financing on acceptable terms, which could impede the implementation of our acquisition strategy.

In order to make acquisitions, we intend to raise capital primarily through debt financing, primarily at our operating company level, additional equity offerings, the sale of equity or assets of our businesses, offering equity in our company or our businesses to the sellers of target businesses or by undertaking a combination of any of the above. Because the timing and size of acquisitions cannot be readily predicted, we may need to be able to obtain funding on short notice to benefit fully from attractive acquisition opportunities. Such funding may not be available on acceptable terms. In addition, the level of our indebtedness may impact our ability to borrow at our company level. The sale of additional shares of any class of equity will also be subject to market conditions and investor demand for such shares at prices that may not be in the best interest of our shareholders. These risks may materially adversely affect our ability to pursue our acquisition strategy.

We may change our management and acquisition strategies without the consent of our shareholders, which may result in a determination by us to pursue riskier business activities.

We may change our strategy at any time without the consent of our shareholders, which may result in our acquiring businesses or assets that are different from, and possibly riskier than, the strategy described in this prospectus. A change in our strategy may increase our exposure to interest rate and currency fluctuations, subject us to regulation under the Investment Company Act of 1940, as amended, which we refer to as the Investment Company Act, or subject us to other risks and uncertainties that affect our operations and profitability.

If we are unable to generate sufficient cash flow from the anticipated dividends and interest payments that we expect to receive from our businesses, we may not be able to make distributions to our shareholders.

Our primary business is the holding and managing of controlling interests our operating businesses. Therefore, we will be dependent upon the ability of our businesses to generate cash flows and, in turn, distribute cash to us in the form of interest and principal payments on indebtedness and distributions on equity to enable us, first, to satisfy our financial obligations and, second, to make distributions to our common shareholders. The ability of our businesses to make payments to us may also be subject to limitations under laws of the jurisdictions in which they are incorporated or organized. If, as a consequence of these various restrictions or otherwise, we are unable to generate sufficient cash flow from our businesses, we may not be able to declare, or may have to delay or cancel payment of, distributions to our common shareholders.

In addition, the put price and profit allocation will be payment obligations of our company and, as a result, will be senior in right to the payment of any distributions to our shareholders. Further, we are required to make a profit allocation to our manager upon satisfaction of applicable conditions to payment. See Item 1 “Business—Our Manager—Our Manager as an Equity Holder” for more information about our manager’s put right and profit allocation.

Our loans with third parties contain certain terms that could materially adversely affect our financial condition.

We and our subsidiaries are parties to certain loans with third parties, which are secured by the assets of our subsidiaries. The loans agreements contain customary representations, warranties and affirmative and negative financial and other covenants. If an event of default were to occur under any of these loans, the lender thereto may pursue all remedies available to it, including declaring the obligations under its respective loan immediately due and payable, which could materially adversely affect our financial condition. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for further discussion regarding our borrowing activities.

In the future, we may seek to enter into other credit facilities to help fund our acquisition capital and working capital needs. These credit facilities may expose us to additional risks associated with leverage and may inhibit our operating flexibility and reduce cash flow available for payment of distributions to our shareholders.

We may seek to enter into other credit facilities with third-party lenders to help fund our acquisitions. Such credit facilities will likely require us to pay a commitment fee on the undrawn amount and will likely contain a number of affirmative and restrictive covenants.

If we violate any such covenants, our lenders could accelerate the maturity of any debt outstanding and we may be prohibited from making any distributions to our shareholders. Such debt may be secured by our assets, including the stock we may own in businesses that we acquire and the rights we have under intercompany loan agreements that we may enter into with our businesses. Our ability to meet our debt service obligations may be affected by events beyond our control and will depend primarily upon cash produced by businesses that we currently manage and may acquire in the future and distributed or paid to our company. Any failure to comply with the terms of our indebtedness may have a material adverse effect on our financial condition.

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

Our businesses operate in different industries and face different risks and opportunities depending on market and economic conditions in their respective industries and regions. A business’ operational objectives and business plans may not be similar to our objectives and plans or the objectives and plans of another business that we own and operate. This could create competing demands for resources, such as management attention and funding needed for operations or acquisitions, in the future.

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

A report of our management is included under Item 9A. “Controls and Procedures” below. We are a smaller reporting company and, consequently, are not required to include an attestation report of our auditor in our annual report. However, if and when we become subject to the auditor attestation requirements under SOX 404, we can provide no assurance that we will receive a positive attestation from our independent auditors.

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2020, management identified material weaknesses. These material weaknesses were associated with our lack of (i) appropriate policies and procedures to evaluate the proper accounting and disclosures of key documents and agreements, (ii) adequate segregation of duties with our limited accounting personnel and reliance upon outsourced accounting services and (iii) sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of GAAP commensurate with our financial reporting requirements. We are undertaking remedial measures, which measures will take time to implement and test, to address these material weaknesses. There can be no assurance that such measures will be sufficient to remedy the material weaknesses identified or that additional material weaknesses or other control or significant deficiencies will not be identified in the future. If we continue to experience material weaknesses in our internal controls or fail to maintain or implement required new or improved controls, such circumstances could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements, or adversely affect the results of periodic management evaluations and, if required, annual auditor attestation reports. Each of the foregoing results could cause investors to lose confidence in our reported financial information and lead to a decline in our share price.

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

Mr. Ellery W. Roberts, our Chairman and Chief Executive Officer, controls our manager. If some event were to occur to cause Mr. Roberts (or his designated successor, heirs, beneficiaries or permitted assigns) not to control our manager without the prior written consent of our board of directors, our manager would be considered terminated under our agreement.

Our manager and the members of our management team may engage in activities that compete with us or our businesses.

Although our Chief Executive Officer intends to devote substantially all of his time to the affairs of our company and our manager must present all opportunities that meet our company’s acquisition and disposition criteria to our board of directors, neither our manager nor our Chief Executive Officer is expressly prohibited from investing in or managing other entities. In this regard, the management services agreement and the obligation to provide management services will not create a mutually exclusive relationship between our manager and its affiliates, on the one hand, and our company, on the other. See Item 1 “Business—Our Manager” for more information about our relationship with our manager and our management team.

Our manager need not present an acquisition opportunity to us if our manager determines on its own that such acquisition opportunity does not meet our company’s acquisition criteria.

Our manager will review any acquisition opportunity to determine if it satisfies our company’s acquisition criteria, as established by our board of directors from time to time. If our manager determines, in its sole discretion, that an opportunity fits our criteria, our manager will refer the opportunity to our board of directors for its authorization and approval prior to signing a letter of intent, indication of interest or similar document or agreement. Opportunities that our manager determines do not fit our criteria do not need to be presented to our board of directors for consideration. In addition, upon a determination by our board of directors not to promptly pursue an opportunity presented to it by our manager, in whole or in part, our manager will be unrestricted in its ability to pursue such opportunity, or any part that we do not promptly pursue, on its own or refer such opportunity to other entities, including its affiliates. If such an opportunity is ultimately profitable, we will have not participated in such opportunity. See Item 1 “Business—Our Manager—Acquisition and Disposition Opportunities” for more information about our company’s current acquisition criteria.

Our Chief Executive Officer, Mr. Ellery W. Roberts, controls our manager and, as a result we may have difficulty severing ties with Mr. Roberts.

Under the terms of the management services agreement, our board of directors may, after due consultation with our manager, at any time request that our manager replace any individual seconded to our company, and our manager will, as promptly as practicable, replace any such individual. However, because Mr. Roberts controls our manager, we may have difficulty completely severing ties with Mr. Roberts absent terminating the management services agreement and our relationship with our manager. Further, termination of the management services agreement could give rise to a significant financial obligation of our company, which may have a material adverse effect on our business and financial condition. See Item 1 “Business—Our Manager” for more information about our relationship with our manager.

If the management services agreement is terminated, our manager, as holder of the allocation shares, has the right to cause our company to purchase its allocation shares, which may have a material adverse effect on our financial condition.

If: (i) the management services agreement is terminated at any time other than as a result of our manager’s resignation, subject to (ii); or (ii) our manager resigns, our manager will have the right, but not the obligation, for one year from the date of termination or resignation, as the case may be, to cause our company to purchase the allocation shares for the put price. The put price shall be equal to, as of any exercise date: (i) if we terminate the management services agreement, the sum of two separate, independently made calculations of the aggregate amount of the “base put price amount” as of such exercise date; or (ii) if our manager resigns, the average of two separate, independently made calculations of the aggregate amount of the “base put price amount” as of such exercise date. If our manager elects to cause our company to purchase its allocation shares, we are obligated to do so and, until we have done so, our ability to conduct our business, including our ability to incur debt, to sell or otherwise dispose of our property or assets, to engage in certain mergers or consolidations, to acquire or purchase the property, assets or stock of, or beneficial interests in, another business, or to declare and pay distributions, would be restricted. These financial and operational obligations of our company may have a material adverse effect on our financial condition, business and results of operations. See Item 1 “Business—Our Manager—Our Manager as an Equity Holder—Supplemental Put Provision” for more information about our manager’s put right and our obligations relating thereto, as well as the definition and calculation of the base put price amount.

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

Our company will record the allocation shares at the redemption value at each balance sheet date by recording any change in fair value through its income statement as a dividend between net income and net income available to common shareholders. The redemption value of the allocation shares is largely related to the value of the profit allocation that our manager, as holder of the allocation shares, will receive. The redemption value of the allocation shares may fluctuate on a period-to-period basis based on the distributions we pay to our common shareholders, the earnings of our businesses and the price of our common shares, which fluctuation may be significant, and could cause a material adverse effect on our company’s results of operations. See Item 1 “Business—Our Manager—Our Manager as an Equity Holder” for more information about the terms and calculation of the profit allocation and any payments under the supplemental put provisions of our operating agreement.

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

The management fee we pay to our manager will be calculated solely by reference to our company’s adjusted net assets. If in a given year the performance of our company declines, but our adjusted net assets remain the same or increase, the management fee we pay to our manager for such year will increase as a percentage of our net income and may reduce the cash available for distributions to our shareholders. See Item 1 “Business—Our Manager—Our Manager as a Service Provider—Management Fee” for more information about the terms and calculation of the management fee.

The amount of profit allocation to be paid to our manager could be substantial. However, we cannot determine the amount of profit allocation that will be paid over time or the put price with any certainty.

We cannot determine the amount of profit allocation that will be paid over time or the put price with any certainty. Such determination would be dependent on, among other things, the number, type and size of the acquisitions and dispositions that we make in the future, the distributions we pay to our shareholders, the earnings of our businesses and the market value of common shares from time to time, factors that cannot be predicted with any certainty at this time. Such factors will have a significant impact on the amount of any profit allocation to be paid to our manager, especially if our share price significantly increases. See Item 1 “Business—Our Manager—Our Manager as an Equity Holder—Manager’s Profit Allocation” for more information about the calculation and payment of profit allocation. Any amounts paid in respect of the profit allocation are unrelated to the management fee earned for performance of services under the management services agreement.

The management fee and profit allocation to be paid to our manager may significantly reduce the amount of cash available for distributions to shareholders and for operations.

Under the management services agreement, our company will be obligated to pay a management fee to and, subject to certain conditions, reimburse the costs and out-of-pocket expenses of our manager incurred on behalf of our company in connection with the provision of services to our company. Similarly, our businesses will be obligated to pay fees to and reimburse the costs and expenses of our manager pursuant to any offsetting management services agreements entered into between our manager and our businesses, or any transaction services agreements to which such businesses are a party. In addition, our manager, as holder of the allocation shares, will be entitled to receive a profit allocation upon satisfaction of applicable conditions to payment and may be entitled to receive the put price upon the occurrence of certain events. While we cannot quantify with any certainty the actual amount of any such payments in the future, we do expect that such amounts could be substantial. See Item 1 “Business—Our Manager” for more information about these payment obligations of our company. The management fee, put price and profit allocation will be payment obligations of our company and, as a result, will be senior in right to the payment of any distributions to our shareholders. Likewise, the profit allocation may also significantly reduce the cash available for operations.

Our manager’s influence on conducting our business and operations, including acquisitions, gives it the ability to increase its fees and compensation to our Chief Executive Officer, which may reduce the amount of cash available for distributions to our shareholders.

Under the terms of the management services agreement, our manager is paid a management fee calculated as a percentage of our company’s adjusted net assets for certain items and is unrelated to net income or any other performance base or measure. See Item “Business—Our Manager—Our Manager as a Service Provider—Management Fee” for more information about the calculation of the management fee. Our manager, which Ellery W. Roberts, our Chief Executive Officer, controls, may advise us to consummate transactions, incur third-party debt or conduct our operations in a manner that may increase the amount of fees paid to our manager which, in turn, may result in higher compensation to Mr. Roberts because his compensation is paid by our manager from the management fee it receives from our company.

Fees paid by our company and our businesses pursuant to transaction services agreements do not offset fees payable under the management services agreement and will be in addition to the management fee payable by our company under the management services agreement.

The management services agreement provides that businesses that we may acquire in the future may enter into transaction services agreements with our manager pursuant to which our businesses will pay fees to our manager. See Item 1 “Business—Our Manager—Our Manager as a Service Provider” for more information about these agreements. Unlike fees paid under the offsetting management services agreements, fees that are paid pursuant to such transaction services agreements will not reduce the management fee payable by our company. Therefore, such fees will be in addition to the management fee payable by our company or offsetting management fees paid by businesses that we may acquire in the future.

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

Generally, the determination of a holder’s distributive share of any item of income, gain, loss, deduction, or credit of a partnership is governed by the operating agreement. The income tax laws governing the allocation of company income, gains, losses, deductions or credits set forth in a particular Schedule K-1 are complex and there can be no assurance that the IRS would not successfully challenge any allocation set forth in any such Schedule K-1. Whether an allocation set forth in any particular K-1 issued to a shareholder will be accepted by the IRS depends on a facts and circumstances analysis of the underlying economic arrangement of our company’s shareholders. If the IRS were to prevail in challenging the allocations provided by the operating agreement, the amount of income or loss allocated to holders for U.S. federal income tax purposes could be increased or reduced or the character of the income or loss could be modified. See “Material U.S. Federal Income Tax Considerations” included in our prospectus, dated November 12, 2020 and filed with the SEC on November 13, 2020, relating to our registration statement on Form S-1 (registration No. 333-249752), for more information.

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

Risks Related to Retail and Appliances Business

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

We believe that many of our new customers originate from word-of-mouth and other non-paid referrals from existing customers. Therefore, we must ensure that our existing customers remain loyal to us in order to continue receiving those referrals. If our efforts to satisfy our existing customers are not successful, we may not be able to acquire new customers in sufficient numbers to continue to grow our business, or we may be required to incur significantly higher marketing expenses in order to acquire new customers.

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

Our ability to grow our business depends on our ability to retain our existing customer base and generate increased revenue and repeat purchases from this customer base, and maintain high levels of customer engagement. To do this, we must continue to provide our customers and potential customers with a unified, convenient, efficient and differentiated shopping experience by:

●	providing imagery, tools and technology that attract customers who historically would have bought elsewhere;

●	maintaining a high-quality and diverse portfolio of products;

●	delivering products on time and without damage; and

●	maintaining and further developing our in-store and online platforms.

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

Maintaining and enhancing our brands is critical to expanding our base of customers and suppliers. Our ability to maintain and enhance our brand depends largely on our ability to maintain customer confidence in our product and service offerings, including by delivering products on time and without damage. If customers do not have a satisfactory shopping experience, they may seek out alternative offerings from our competitors and may not return to our stores and sites as often in the future, or at all. In addition, unfavorable publicity regarding, for example, our practices relating to privacy and data protection, product quality, delivery problems, competitive pressures, litigation or regulatory activity, could seriously harm our reputation. Such negative publicity also could have an adverse effect on the size, engagement, and loyalty of our customer base and result in decreased revenue, which could adversely affect our business and financial results.

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

Our business is rapidly evolving and intensely competitive, and we have many competitors in different industries. Our competition includes big box retailers, such as Home Depot, Lowe’s and Best Buy, specialty retailers, such as TeeVax, Ferguson and Premier Bath and Kitchen, and online marketplaces, such as Amazon.

We expect competition to continue to increase. We believe that our ability to compete successfully depends upon many factors both within and beyond our control, including:

●	the size and composition of our customer base;

●	the number of suppliers and products we feature;

●	our selling and marketing efforts;

●	the quality, price and reliability of products we offer;

●	the quality and convenience of the shopping experience that we provide;

●	our ability to distribute our products and manage our operations; and

●	our reputation and brand strength.

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

We use complex proprietary software in our technology infrastructure, which we seek to continually update and improve. We may not always be successful in executing these upgrades and improvements, and the operation of our systems may be subject to failure. In particular, we have in the past and may in the future experience slowdowns or interruptions on some or all of our sites when we are updating them, and new technologies or infrastructures may not be fully integrated with existing systems on a timely basis, or at all. Additionally, if we expand our use of third-party services, including cloud-based services, our technology infrastructure may be subject to increased risk of slowdown or interruption as a result of integration with such services and/or failures by such third parties, which are out of our control. Our net revenue depends on the number of visitors who shop on our sites and the volume of orders we can handle. Unavailability of our sites or reduced order fulfillment performance would reduce the volume of goods sold and could also materially adversely affect consumer perception of our brand.

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

Our suppliers have imposed conditions in our business arrangements with them. If we are unable to continue satisfying these conditions, or such suppliers impose additional restrictions with which we cannot comply, it could have a material adverse effect on our business, financial condition and operating results.

Our suppliers have strict conditions for doing business with them. Several are sizeable such as General Electric, Whirlpool and Riggs Distributing. If we cannot satisfy these conditions or if they impose additional or more restrictive conditions that we cannot satisfy, our business would be materially adversely affected. It would be materially detrimental to our business if these suppliers decided to no longer do business with us, increased the pricing at which they allow us to purchase their goods or impose other restrictions or conditions that make it more difficult for us to work with them. Any of these events could have a material adverse effect on our business, financial condition and operating results.

We may be unable to source new suppliers or strengthen our relationships with current suppliers.

We have relationships with approximately 24 suppliers. Our agreements with suppliers are generally terminable at will by either party upon short notice. If we do not maintain our existing relationships or build new relationships with suppliers on acceptable commercial terms, we may not be able to maintain a broad selection of merchandise, and our business and prospects would suffer severely.

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

We rely on third parties to operate certain elements of our business. For example, we use carriers such as FedEx, UPS, DHL and the U.S. Postal Service to deliver products. As a result, we may be subject to shipping delays or disruptions caused by inclement weather, natural disasters, system interruptions and technology failures, labor activism, health epidemics or bioterrorism. We are also subject to risks of breakage or other damage during delivery by any of these third parties. We also use and rely on other services from third parties, such as retail partner services, telecommunications services, customs, consolidation and shipping services, as well as warranty, installation and design services.

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

Our business is highly dependent upon email and other messaging services for promoting our sites and products. If we are unable to successfully deliver emails or other messages to our subscribers, or if subscribers decline to open our emails or other messages, our net revenue and profitability would be materially adversely affected. Changes in how webmail applications organize and prioritize email may also reduce the number of subscribers opening our emails. For example, in 2013 Google Inc.’s Gmail service began offering a feature that organizes incoming emails into categories (for example, primary, social and promotions). Such categorization or similar inbox organizational features may result in our emails being delivered in a less prominent location in a subscriber’s inbox or viewed as “spam” by our subscribers and may reduce the likelihood of that subscriber opening our emails. Actions by third parties to block, impose restrictions on or charge for the delivery of emails or other messages could also adversely impact our business. From time to time, Internet service providers or other third parties may block bulk email transmissions or otherwise experience technical difficulties that result in our inability to successfully deliver emails or other messages to third parties. Changes in the laws or regulations that limit our ability to send such communications or impose additional requirements upon us in connection with sending such communications would also materially adversely impact our business. Our use of email and other messaging services to send communications about our products or other matters may also result in legal claims against us, which may cause us increased expenses, and if successful might result in fines and orders with costly reporting and compliance obligations or might limit or prohibit our ability to send emails or other messages. We also rely on social networking messaging services to send communications and to encourage customers to send communications. Changes to the terms of these social networking services to limit promotional communications, any restrictions that would limit our ability or our customers’ ability to send communications through their services, disruptions or downtime experienced by these social networking services or decline in the use of or engagement with social networking services by customers and potential customers could materially adversely affect our business, financial condition and operating results.

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

Due to the global nature of the Internet, it is possible that various states or foreign countries might attempt to impose additional or new regulation on our business or levy additional or new sales, income or other taxes relating to our activities. Tax authorities at the international, federal, state and local levels are currently reviewing the appropriate treatment of companies engaged in e-commerce. New or revised international, federal, state or local tax regulations or court decisions may subject us or our customers to additional sales, income and other taxes. For example, on June 21, 2018, the U.S. Supreme Court rendered a 5-4 majority decision in South Dakota v. Wayfair, Inc., 138 S. Ct. 2080 (2018) where the Court held, among other things, that a state may require an out-of-state seller with no physical presence in the state to collect and remit sales taxes on goods the seller ships to consumers in the state, overturning existing court precedent. Other new or revised taxes and, in particular, sales taxes, value added tax and similar taxes could increase the cost of doing business online and decrease the attractiveness of selling products over the Internet. New taxes and rulings could also create significant increases in internal costs necessary to capture data and collect and remit taxes. In addition, we may charge sales taxes in jurisdictions where our competitors do not, resulting in our product prices potentially being higher than those of our competitors. As a result, we may lose sales to our competitors in these jurisdictions. Any of these events could have a material adverse effect on our business, financial condition and operating results.

We rely on the performance of members of management and highly skilled personnel, and if we are unable to attract, develop, motivate and retain well-qualified employees, our business could be harmed.

We believe our success has depended, and continues to depend, on the members of our senior management teams. The loss of any of our senior management or other key employees could materially harm our business. Our future success also depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees, particularly mid-level managers and merchandising and technology personnel. The market for such positions is competitive. Qualified individuals are in high demand, and we may incur significant costs to attract them. Our inability to recruit and develop mid-level managers could materially adversely affect our ability to execute our business plan, and we may not be able to find adequate replacements. All of our officers and other U.S. employees are at-will employees, meaning that they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business, financial condition and operating results may be materially adversely affected.

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

Risks Related to Custom Cabinetry Business

The loss of any of our key customers could have a materially adverse effect on our results of operations.

Historically, a few long term recurring contractor customers have accounted for a majority of our revenues. There can be no assurance that we will maintain or improve the relationships with those customers. Our major customers often change each period based on when a given order is placed. If we cannot maintain long-term relationships with major customers or replace major customers from period to period with equivalent customers, the loss of such sales could have an adverse effect on our business, financial condition and results of operations.

Our business primarily relies on U.S. home improvement, repair and remodel and new home construction activity levels, all of which are impacted by risks associated with fluctuations in the housing market. Downward changes in the general economy, the housing market or other business conditions could adversely affect our results of operations, cash flows and financial condition.

Our business primarily relies on home improvement, repair and remodel and new home construction activity levels in the United States. The housing market is sensitive to changes in economic conditions and other factors, such as the level of employment, access to labor, consumer confidence, consumer income, availability of financing and interest rate levels. Adverse changes in any of these conditions generally, or in any of the markets where we operate, including due to the global pandemic, could decrease demand and could adversely impact our businesses by: causing consumers to delay or decrease homeownership; making consumers more price conscious resulting in a shift in demand to smaller, less expensive homes; making consumers more reluctant to make investments in their existing homes, including large kitchen and bath repair and remodel projects; or making it more difficult to secure loans for major renovations.

For the past few years, the conditions within the home improvement industry have been extremely challenging. Low levels of consumer confidence, high levels of unemployment and downward pressure on home prices have made consumers reluctant to make additional investments in existing homes, such as kitchen and bath remodeling projects. In addition, the increasing number of households with negative equity in their homes and more conservative lending practices, including for home equity loans which are often used to finance repairs and remodeling, are limiting the ability of consumers to finance home improvements. The challenges facing the home improvement industry may lead to a further decrease in demand for our products.

A significant part of our business is also affected by levels of new home construction, as our products are often purchased in connection with the construction of a new home. Like the home improvement industry, over the past few years, the home building industry has undergone a significant downturn, marked by declines in the demand for new homes, an oversupply of new and existing homes on the market and a reduction in the availability of financing for homebuyers. The oversupply of existing homes has been exacerbated by a growing number of home mortgage foreclosures, which is further contributing to downward pressure on home prices. Fewer new home buyers may lead to a decrease in demand for our products.

We believe that housing market conditions will continue to be challenging. We cannot predict the duration or ultimate severity of these challenging conditions. Continued depressed activity levels in consumer spending for home improvement and new home construction will continue to adversely affect our results of operations and our financial position. Furthermore, renewed economic turmoil may cause unanticipated shifts in consumer preferences and purchasing practices and in the business models and strategies of our customers. Such shifts may alter the nature and prices of products demanded by the end consumer and our customers and could adversely affect our operating performance.

Increases in interest rates and the reduced availability of financing for home improvements may cause our sales and profitability to decrease.

In general, demand for home improvement products may be adversely affected by increases in interest rates and the reduced availability of financing. Also, trends in the financial industry which influence the requirements used by lenders to evaluate potential buyers can result in reduced availability of financing. If interest rates or lending requirements increase and consequently, the ability of prospective buyers to finance purchases of home improvement products is adversely affected, our business, financial condition and results of operations may also be adversely impacted and the impact may be material.

Our custom cabinetry business is subject to seasonal and other periodic fluctuations, and affected by factors beyond our control, which may cause our sales and operating results to fluctuate significantly.

Our custom cabinetry business is subject to seasonal fluctuations. We believe that we can more effectively control and balance our direct labor resources and costs during seasonal variations in our custom cabinetry business, depending on the dynamics of the market served. However, extreme winter weather conditions can have an adverse effect on appointments and installations which typically occur during our fourth and first quarters and can also negatively affect our net sales and operating results. In addition, sales and revenues may decline in the fourth quarter due to the holiday season.

Difficulties in recruiting adequate personnel may have a material adverse effect on our ability to meet our growth expectations.

In order to fulfill our growth expectations, we must recruit, hire, train and retain qualified sales and installation personnel. In particular, during the pandemic, we may experience greater difficulty in fulfilling our personnel needs since our employees are not able to work remotely for installations. When new construction and remodeling are on the rise, recruiting of independent contractors to perform our installations becomes more difficult. There can be no assurance that we will have sufficient contractors or employees to fulfill our installation requirements. Our inability to fulfill our personnel needs could have a material adverse effect on our ability to meet our growth expectations.

Increases in the cost of labor, union organizing activity and work stoppages at our facility or the facilities of our suppliers could materially affect our financial performance.

Our business is labor intensive, and, as a result, our financial performance is affected by the availability of qualified personnel and the cost of labor. Currently, none of our employees are represented by labor unions. Strikes or other types of conflicts with personnel could arise or we may become a target for union organizing activity. Some of our direct and indirect suppliers have unionized work forces. Strikes, work stoppages or slowdowns experienced by these suppliers could result in slowdowns or closures of facilities where components of our products are manufactured. Any interruption in the production of our products could reduce sales of our products and increase our costs.

In the event of a catastrophic loss of our key manufacturing facility, our business would be adversely affected.

While we maintain insurance covering our facility, including business interruption insurance, a catastrophic loss of the use of all or a portion of our manufacturing facility due to accident, labor issues, weather conditions, natural disaster or otherwise, whether short or long-term, could have a material adverse effect on us.

We could face potential product liability claims relating to our products which could result in significant costs and liabilities, which would reduce our profitability.

We face an inherent business risk of exposure to product liability claims in the event that the installation and use of any of our products results in personal injury or property damage. We are also exposed to potential liability and product performance warranty risks that are inherent in the design, manufacture and sale of our products. In the event that any of our products prove to be defective, we may be required to recall or redesign such products, which would result in significant unexpected costs. Any insurance we maintain may not be available on terms acceptable to us or such coverage may not be adequate for liabilities actually incurred. Further, any claim could result in adverse publicity against us, which could adversely affect our sales or increase our costs.

If we are unable to compete successfully with our competitors, our financial condition and results of operations may be harmed.

We operate in a highly fragmented and very competitive industry. Our competitors include national and local cabinetry manufacturers. These can be large, consolidated operations which house their manufacturing facilities in large and efficient plants, as well as relatively small, local cabinetmakers. Although we believe that we have superior name and reputation of direct marketing of custom designed cabinetry, we compete with numerous competitors in our primary markets, Boise and the surrounding area (Twin Falls, McCall, and Sun Valley), in which we operate, with reputation, price, workmanship and services being the principal competitive factors. Some of our competitors have achieved substantially more market penetration in certain of the markets in which we operate. Some of our competitors have greater resources available and are less highly leveraged, which may provide them with greater financial flexibility. We also compete against retail chains, including Sears, Costco, Builders Square, Sam’s Warehouse Club and other stores, which offer similar products and services through licensees. We compete, to a lesser extent, with small home improvement contractors and with large “home center” retailers such as Home Depot and Lowes. As a result of the implementation of our business strategy to conduct more remodel, condo/multi-family, and commercial projects in the new construction markets, we anticipate that we will compete to a greater degree with large “home center” retailers. To remain competitive, we will need to invest continuously in manufacturing, customer service and support, marketing and our dealer network. We may have to adjust the prices of some of our products to stay competitive, which would reduce our revenues or harm our financial condition and result of operations. We may not have sufficient resources to continue to make such investments or maintain our competitive position within each of the markets we serve.

We have historically depended on a limited number of third parties to supply key raw materials or finished goods to us. Failure to obtain a sufficient supply of these raw materials or finished goods in a timely fashion and at reasonable costs could significantly delay our production, which would cause us to breach our sales contracts with our customers.

We have historically purchased certain key raw materials and finished goods such as lumber, doors and hardware, from a limited number of suppliers. We purchased raw materials and finished goods on the basis of purchase orders. In the absence of firm and long-term contracts, we may not be able to obtain a sufficient supply of these raw materials and finished goods from our existing suppliers or alternates in a timely fashion or at a reasonable cost. If we fail to secure a sufficient supply of key raw materials and finished goods in a timely fashion, it would result in a significant delay in our production, which may cause us to breach our sales contracts with our customers. Furthermore, failure to obtain sufficient supply of these raw materials and finished goods at a reasonable cost could also harm our revenue and gross profit margins.

Increased prices for raw materials or finished goods used in our products could increase our cost of sales and decrease demand for our products, which could adversely affect our revenue or profitability.

Our profitability is affected by the prices of the raw materials and finished goods used in the manufacturing of our products. These prices may fluctuate based on a number of factors beyond our control, including, among others, changes in supply and demand, general economic conditions, labor costs, competition, import duties, tariffs, currency exchange rates and, in some cases, government regulation. Increased prices could adversely affect our profitability or revenues. We do not have long-term supply contracts for the raw materials and finished goods used in the manufacturing of our products; however, we enter into pricing agreements with certain customers which fix their pricing for specified periods ranging from one to twelve months. Significant increases in the prices of raw materials or finished goods could adversely affect our profit margins, especially if we are not able to recover these costs by increasing the prices we charge our customers for our products.

Interruptions in deliveries of raw materials or finished goods could adversely affect our revenue or profitability.

Our dependency upon regular deliveries from particular suppliers means that interruptions or stoppages in such deliveries could adversely affect our operations until arrangements with alternate suppliers could be made. If any of our suppliers were unable to deliver materials to us for an extended period of time, as the result of financial difficulties, catastrophic events affecting their facilities or other factors beyond our control, or if we were unable to negotiate acceptable terms for the supply of materials with these or alternative suppliers, our business could suffer. We may not be able to find acceptable alternatives, and any such alternatives could result in increased costs for us. Even if acceptable alternatives are found, the process of locating and securing such alternatives might be disruptive to our business. Extended unavailability of a necessary raw material or finished good could cause us to cease manufacturing of one or more products for a period of time.

Environmental requirements applicable to our facilities may impose significant environmental compliance costs and liabilities, which would adversely affect our results of operations.

Our facilities are subject to numerous federal, state and local laws and regulations relating to pollution and the protection of the environment, including those governing emissions to air, discharges to water, storage, treatment and disposal of waste, remediation of contaminated sites and protection of worker health and safety. We believe we are in substantial compliance with all applicable requirements. However, our efforts to comply with environmental requirements do not remove the risk that we may be held liable, or incur fines or penalties, and that the amount of liability, fines or penalties may be material, for, among other things, releases of hazardous substances occurring on or emanating from current or formerly owned or operated properties or any associated offsite disposal location, or for contamination discovered at any of our properties from activities conducted by previous occupants.

Changes in environmental laws and regulations or the discovery of previously unknown contamination or other liabilities relating to our properties and operations could result in significant environmental liabilities. In addition, we might incur significant capital and other costs to comply with increasingly stringent air emission control laws and enforcement policies which would decrease our cash flow.

We may fail to fully realize the anticipated benefits of our growth strategy within the multi-family and commercial properties channels.

Part of our growth strategy depends on expanding our business in the multi-family and commercial properties channels. We may fail to compete successfully against other companies that are already established providers within those channels. Demand for our products within the multi-family and commercial properties channels may not grow, or might even decline. In addition, trends within the industry change often, we may not accurately gauge consumer preferences and successfully develop, manufacture and market our products. Our failure to anticipate, identify or react to changes in these trends could lead to, among other things, rejection of a new product line, reduced demand and price reductions for our products, and could adversely affect our sales. Further, the implementation of our growth strategy may place additional demands on our administrative, operational and financial resources and may divert management’s attention away from our existing business and increase the demands on our financial systems and controls. If our management is unable to effectively manage growth, our business, financial condition or results of operations could be adversely affected. If our growth strategy is not successful then our revenue and earnings may not grow as anticipated or may decline, we may not be profitable, or our reputation and brand may be damaged. In addition, we may change our financial strategy or other components of our overall business strategy if we believe our current strategy is not effective, if our business or markets change, or for other reasons, which may cause fluctuations in our financial results.

Risks Related to Land Management Services Business

Adverse weather conditions, including as a result of future climate change, may adversely affect the availability, quality and price of agricultural commodities and agricultural commodity products, which may impact our business, as well as its operations and operating results.

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

Increases in prices for, among other things, food, fuel and crop inputs, such as fertilizers, have become the subject of significant discussion by governmental bodies and the public throughout the world in recent years. In some countries, this has led to the imposition of policies such as price controls, tariffs and export restrictions on agricultural commodities. Future governmental policies, regulations or actions affecting our industries may adversely affect the supply of, demand for and prices of its products and services, restrict our ability to do business and cause our financial results to suffer.

We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us.

We do not manufacture any products that we sell, and instead purchases products from manufacturers. Since we purchase products from many manufacturers under at-will contracts and contracts which can be terminated without cause upon 90 days’ notice or less, or which expire without express rights of renewal, manufacturers could discontinue sales to us immediately or upon short notice. In lieu of termination, a manufacturer may also change the terms upon which it sells, for example, by raising prices or broadening distribution to third parties. For these and other reasons, we may not be able to acquire desired merchandise in sufficient quantities or on acceptable terms in the future.

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

Competition in our market and the agricultural equipment industry could adversely affect its business.

We sell products and services into a regional market. The principal competitive factors in our regional market includes product performance, innovation and quality, distribution, customer service and price. The competitive environment in our business and the agricultural equipment industry includes global competitors and many regional and local competitors. These competitors have varying numbers of product lines competing with our products and services and each has varying degrees of regional focus. An important part of the competition within the agricultural equipment industry during the past decade has come from a variety of short-line and specialty manufacturers, as well as indigenous regional competitors, with differing manufacturing and marketing methods. Due to industry conditions, including the merger of certain large integrated competitors, we believe the agricultural equipment business continues to undergo change and is becoming more competitive. Our inability to successfully compete with respect to product performance, innovation and quality, distribution, customer service and price could adversely affect its results of operations and financial condition.

Risks Related to Ownership of Our Common Shares

Our common shares are quoted on the OTCQB Market, which may have an unfavorable impact on our share price and liquidity.

Our common shares are quoted on the OTCQB Market operated by OTC Markets Group Inc. The OTCQB Market is a significantly more limited market than the New York Stock Exchange or The Nasdaq Stock Market. The quotation of our shares on the OTCQB Market may result in a less liquid market available for existing and potential shareholders to trade our common shares, could depress the trading price of our common shares and could have a long-term adverse impact on our ability to raise capital in the future.

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

All of the outstanding common shares held by the present officers, directors, and affiliate shareholders are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who is an affiliate or officer or director who has held restricted securities for six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company’s outstanding common shares. There is no limitation on the amount of restricted securities that may be sold by a non-affiliate after the owner has held the restricted securities for a period of six months if our company is a current, reporting company under the Exchange Act. A sale under Rule 144 or under any other exemption from the Securities Act, if available, or pursuant to subsequent registration of common shares of present shareholders, may have a depressive effect upon the price of the common shares in any market that may develop.

Our series A senior convertible preferred shares are senior to our common shares as to distributions and in liquidation, which could limit our ability to make distributions to our common shareholders.

Holders of our series A senior convertible preferred shares are entitled to quarterly dividends, payable in cash or in common shares, at a rate per annum of 14.0% of the stated value of $2.00 per share (subject to adjustment). In addition, upon any liquidation of our company or its subsidiaries, each holder of outstanding series A senior convertible preferred shares will be entitled to receive an amount of cash equal to 115% of the stated value of $2.00 per share, plus an amount of cash equal to all accumulated accrued and unpaid dividends thereon (whether or not declared), before any payment shall be made to or set apart for the holders of our common shares. This could limit our ability to make regular distributions to our common shareholders or distributions upon liquidation.

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

Any additional preferred securities, if issued by our company, may have a preference with respect to distributions and upon liquidation, which could further limit our ability to make distributions to our common shareholders. Because our decision to incur debt and issue securities in our future offerings will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings and debt financing.

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

Asien’s is located at 1801 Piner Rd., Santa Rosa, CA 95401. The site is approximately 11,000 square feet in total and consists of a 6,000 square foot showroom display area as well as a general office, accounting office, service department and 4,000 square foot warehouse. Asien’s leases this site on a month-to-month basis for approximately $9,700 per month. Asien’s also rents an additional 3,000 square feet of warehouse and office space in an adjacent building for $2,000 per month.

Kyle’s is located at 10849 W. Emerald St. Boise, ID 83713. Kyle’s operates from one standalone 6,600 square foot facility, which includes corporate offices, administration, production floor, warehouse, and employee areas. On September 1, 2020, Kyle’s entered into an industrial lease agreement with Stephen Mallatt, Jr. and Rita Mallatt, the sellers of Kyle’s. The lease is for a term of five years, with an option for a renewal term of five years, and provides for a base rent of $7,000 per month for the first 12 months, which will increase to $7,210 for months 13-16 and to $7,426 for months 37-60. In addition, Kyle’s is responsible for all taxes, insurance and certain operating costs during the lease term. In the event of late payment, interest shall accrue on the unpaid amount at the rate of twelve percent (12%) per annum. The lease agreement contains customary events of default, representations, warranties and covenants.

We believe that all our properties have been adequately maintained, are generally in good condition, and are suitable and adequate for our businesses.

ITEM 3.	LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not currently aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common shares are eligible for quotation on the OTCQB Market under the symbol “EFSH.” The following table sets forth, for the periods indicated, the high and low closing prices of our common shares. These prices reflect inter-dealer prices, without retain mark-up or commission, and may not represent actual transactions.

	Closing Prices
	High	Low
Fiscal Year Ended December 31, 2019
1st Quarter	$2.75	$2.75
2nd Quarter	2.75	2.00
3rd Quarter	2.00	2.00
4th Quarter	2.00	1.50

Fiscal Year Ended December 31, 2020
1st Quarter	2.75	1.01
2nd Quarter	3.40	0.80
3rd Quarter	6.90	1.81
4th Quarter	5.30	1.32

Number of Holders of Our Common Stock

As of April 14, 2021, there were approximately [*] shareholders of record of our common shares. In computing the number of holders of record of our common shares, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single shareholder.

Dividend Policy

Holders of our series A senior convertible preferred shares are entitled to dividends at a rate per annum of 14.0% of the stated value of $2.00 per share (subject to adjustment). Dividends shall accrue from day to day, whether or not declared, and shall be cumulative. Dividends shall be payable quarterly in arrears on each dividend payment date in cash or common shares at our discretion. Dividends payable in common shares shall be calculated based on a price equal to eighty percent (80%) of the volume weighted average price for the common shares on our principal trading market during the five (5) trading days immediately prior to the applicable dividend payment date; provided that if our common shares are not registered any dividends payable in common shares shall be calculated based upon the fixed price of $1.57; and provided further that we may only elect to pay dividends in common shares based upon such fixed price if the volume weighted average price for the common shares on our principal trading market during the five (5) trading days immediately prior to the applicable dividend payment date is $1.57 or higher.

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

The declaration and payment of any monthly distribution to our common shareholders will be subject to the approval of our board of directors. Our board of directors will take into account such matters as general business conditions, our financial condition, results of operations, capital requirements and any contractual, legal and regulatory restrictions on the payment of distributions by us to our shareholders or by our subsidiaries to us, and any other factors that the board of directors deems relevant. However, even if our board of directors were to decide to declare and pay distributions, our ability to pay such distributions may be adversely impacted due to unknown liabilities, government regulations, financial covenants of the debt of our company, funds needed for acquisitions and to satisfy short- and long-term working capital needs of our businesses, or if our operating subsidiaries do not generate sufficient earnings and cash flow to support the payment of such distributions. In particular, we may incur debt in the future to acquire new businesses, which debt will have substantial debt commitments, which must be satisfied before we can make distributions. These factors could affect our ability to continue to make monthly distributions to our common shareholders.

We may use cash flow from our operating subsidiaries, capital resources of our company, including borrowings under any third-party credit facilities that we establish, or reduction in equity to pay a distribution. See “Material U.S. Federal Income Tax Considerations” for more information about the tax treatment of distributions to our shareholders.

On October 23, 2020, we completed a distribution of all shares of the common stock of Goedeker that we held to our shareholders. Our common shareholders received 2,660,007 shares, which were distributed on a pro rata basis, and our manager, as the holder of all of our allocation shares, received 664,993 shares, which it then distributed to its members.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance.

Recent Sales of Unregistered Securities

We have not sold any equity securities during the 2020 fiscal year that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2020 fiscal year.

Purchases of Equity Securities

No repurchases of our common shares were made during the fourth quarter of 2020.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis summarizes the significant factors affecting our operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this report. The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report, particularly in the sections titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements.”

Overview

We are an acquisition holding company focused on acquiring and managing a group of small businesses, which we characterize as those that have an enterprise value of less than $50 million, in a variety of different industries headquartered in North America. To date, we have completed five acquisitions and distributed the stock of one of the acquired companies to our shareholders.

In March 2017, our subsidiary 1847 Neese acquired Neese. Headquartered in Grand Junction, Iowa and founded in 1991, Neese is an established business specializing in providing a wide range of land application services and selling equipment and parts, primarily to the agricultural industry, but also to the construction and lawn and garden industries.

In April 2019, our subsidiary Goedeker acquired substantially all of the assets of Goedeker Television, a one-stop e-commerce destination for home furnishings, including appliances, furniture, home goods and related products. On October 23, 2020, we distributed all of the shares of Goedeker that we held to our shareholders. As a result of this distribution, Goedeker is no longer a subsidiary of our company.

In May 2020, our subsidiary 1847 Asien acquired Asien’s. Asien’s has been in business since 1948 serving the North Bay area of Sonoma County, California. It provides a wide variety of appliance services, including sales, delivery/installation, in-home service and repair, extended warranties, and financing. Its main focus is delivering personal sales and exceptional service to its customers at competitive prices.

In September 2020, our subsidiary 1847 Cabinet acquired Kyle’s. Kyle’s is a leading custom cabinetry maker servicing contractors and homeowners since 1976 in Boise, Idaho and the surrounding area. Kyle’s focuses on designing, building, and installing custom cabinetry primarily for custom and semi-custom builders.

In March 2021, our subsidiary 1847 Wolo, acquired Wolo. Headquartered in Deer Park, New York and founded in 1965, Wolo designs and manufactures horn and safety products (electric, air, truck, marine, motorcycle and industrial equipment), and offers vehicle emergency and safety warning lights for cars, trucks, industrial equipment and emergency vehicles.

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

Effective March 18, 2020, the County of Sonoma, California issued a shelter in place order. Pursuant to this order, non-essential businesses were ordered to close. Asien’s was qualified as an essential business and remained open under a modified service plan whereby customers were allowed access to the demonstration floor by appointment only with access limited to one customer party (following published guidelines a customer party was defined as no more than three adults and no children). Effective June 6, 2020, Sonoma County modified the retail guidelines for essential businesses and Asien’s store allowed access for retail customer parties without appointment but with limitations on the number of individuals allowed in the store. Asien’s has remained open since this date under these modified occupancy restrictions, so it did not experience any meaningful business interruption. However, Asien’s is dependent upon suppliers to provide it with all of the products that its sells. The pandemic has impacted and may continue to impact suppliers and manufacturers of certain of its products. As a result, Asien’s has faced and may continue to face delays or difficulty sourcing certain products, which could negatively affect its business and financial results. Even if Asien’s is able to find alternate sources for such products, they may cost more, which could adversely impact Asien’s profitability and financial condition.

Idaho, where Kyle’s is located, issued a “stay at home” order beginning on March 27, 2020. The order was initially in place until April 15, then undergone several extensions, and was lifted on April 30, 2020. Currently, the state is under Stage 3 of Stay Healthy Guidelines, which allow businesses and governmental agencies to continue operations at physical locations in the state of Idaho; however, all individuals, businesses, and governmental agencies should adhere to the physical distancing and sanitation requirements prescribed. Kyle’s was in an industry designated as Essential Critical Infrastructure Workforce and remained operational during the “stay at home” order; as such, Kyle’s remained, and continues to do so, observant to social-distancing and mask-wearing guidance and all other State, County and City mandates. Therefore, there was minimal disruption to Kyle’s business operations during the Idaho’s “stay at home” period. However, during the “stay at home” period, certain key customers of Kyle’s elected to either temporarily stop building homes or delayed their building process, which adversely affected Kyle’s sales. As a result, Kyle’s generated comparatively lower-than-expected sales. Further, during the “stay at home” period, several of Kyle’s employees had taken time off because of medical experiences, and certain of them did not return to employment. Kyle’s has been hiring and training new employees to replace lost productivity because of the aforementioned loss of employees. Kyle’s did not experience any meaningful business interruption related to any of its key suppliers; although recently, potentially as a result of the pandemic and resulting impact, Kyle’s has seen price increases in certain key raw materials such as wood products and hardware. These increases may negatively affect Kyle’s profitability and financial condition. Kyle’s endeavors to best observe guidance from the State of Idaho and to provide a safe working environment to its employees. If the pandemic is not sufficiently contained, it may continue to negatively affect Kyle’s ability to generate sales opportunities and to hire productive employees, as well as impact the cost of raw materials. Therefore, Kyle’s business operations may experience further delays and experience lost sales opportunities and increased costs, which could further adversely impact Kyle’s profitability and financial condition.

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

Garden Signing

On February 9, 2021, 1847 Hydroponic entered into a securities purchase agreement with the Garden Companies and the sellers named therein, pursuant to which 1847 Hydroponic agreed to acquire all of the issued and outstanding capital stock or other equity securities of the Garden Companies for an aggregate purchase price of $100,000,000, subject to adjustment, consisting of (i) $90,000,000 in cash and (ii) a three-year 8% secured subordinated convertible promissory note in the aggregate principal amount of $10,000,000. The closing of the securities purchase agreement is subject to standard closing conditions and has not yet been completed.

Wolo Closing

On March 30, 2021, our newly formed wholly-owned subsidiary 1847 Wolo acquired all of the issued and outstanding capital stock of Wolo for an aggregate purchase price of $7,400,000 (subject to adjustment) consisting of (i) $6,550,000 in cash and (ii) the issuance of a 6% secured promissory note in the principal amount of $850,000.

The purchase price is subject to a post-closing working capital adjustment provision. Under this provision, the sellers of Wolo (who we refer to as the Wolo Sellers) delivered to 1847 Wolo at the closing an unaudited balance sheet of Wolo as of that date. On or before the 75th day following the closing, 1847 Wolo shall deliver to the Wolo Sellers an audited balance sheet as of the closing date. If the net working capital reflected on such final balance sheet exceeds the net working capital reflected on the preliminary balance sheet delivered at closing, 1847 Wolo shall, within seven days, pay to the Wolo Sellers an amount of cash that is equal to such excess. If the net working capital reflected on the preliminary balance sheet exceeds the net working capital reflected on the final balance, the Wolo Sellers shall, within seven days, pay to 1847 Wolo an amount in cash equal to such excess.

6% Secured Promissory Note

As noted above, a portion of the purchase price for Wolo was paid by the issuance of a 6% secured promissory note in the principal amount of $850,000 by 1847 Wolo to the Wolo Sellers. Interest on the outstanding principal amount will be payable quarterly at the rate of six percent (6%) per annum. The note matures on the 39-month anniversary following the closing of the acquisition, at which time the outstanding principal amount of the note, along with all accrued, but unpaid interest, shall be paid in one lump sum. 1847 Wolo has the right to prepay all or any portion of the note at any time prior to the maturity date without premium or penalty of any kind. The note contains customary events of default and is secured by all of the assets of Wolo; provided that the rights of the Wolo Sellers under the note are subordinate to the rights of Sterling National Bank under the credit agreement described below.

Credit Agreement and Notes

On March 30, 2021, 1847 Wolo and Wolo entered into a credit agreement with Sterling National Bank, or Sterling, for (i) revolving loans in an aggregate principal amount that will not exceed the lesser of the borrowing base (as defined below) or $1,000,000 and (ii) a term loan in the principal amount of $3,550,000. The revolving loan is evidenced by a revolving credit note and the term loan is evidenced by a $3,550,000 term note. The “borrowing base” means an amount equal to the sum of the following: (A) 80% of eligible accounts (as defined in the credit agreement) PLUS (B) the lesser of: (1) 50% percent of eligible inventory (as defined in the credit agreement) or (2) $400,000.00, MINUS (C) such reserves as Sterling may establish from time to time in its sole discretion. Sterling has the right from time to time, in its sole discretion, to amend, substitute or modify the percentages set forth in the definition of borrowing base and the definition(s) of eligible accounts and eligible inventory.

The revolving note matures on March 29, 2022 and bears interest at a per annum rate equal to the greater of (i) the prime rate (as defined in the credit agreement) or (ii) 3.75%. The term note matures on April 1, 2024 and bears interest at a per annum rate equal to the greater of (x) the prime rate plus 3.00% or (y) 5.00%; provided that, upon an event of default, all loans, all past due interest and all fees shall bear interest at a per annum rate equal to the foregoing rate plus 5.00%. Interest accrued on the revolving note and the term note shall be payable on the first day of each month commencing on the first such day of the first month following the making of such revolving loan or term loan, as applicable.

With respect to the term loan, 1847 Wolo and Wolo must repay to Sterling on the first day of each month, (i) beginning on May 1, 2021 and ending on March 1, 2022, eleven (11) equal monthly principal payments of $43,750 each, (ii) beginning on April 1, 2022 and ending on March 1, 2024, twenty-four (24) equal monthly payments of $59,167 each and (iii) on April 1, 2024, a final principal payment in the amount of $1,648,742. In addition, beginning on June 1, 2022 and on each anniversary thereof thereafter until such time as the term loan is repaid in full, 1847 Wolo and Wolo must pay an additional principal payment equal to 50% of the excess cash flow (as defined in the credit agreement), if any. If Sterling has not received the full amount of any monthly payment on or before the date it is due (including as a result of funds not available to be automatically debited on the date on which any such payment is due), 1847 Wolo and Wolo must pay a late fee in an amount equal to six percent (6%) of such overdue payment. 1847 Wolo and Wolo may at any time and from time to time voluntarily prepay the revolving note or the term note in whole or in part.

The credit agreement contains customary representations, warranties, affirmative and negative financial and other covenants and events of default for loans of this type. Each of the revolving note and the term note is secured by a first priority security interest in all of the assets of 1847 Wolo and Wolo.

Unit Offering

On March 26, 2021, we sold an aggregate of 1,818,182 units, at a price of $1.65 per unit, for aggregate gross proceeds of $3,000,000. Each unit consists of one (1) series A senior convertible preferred share and a three-year warrant to purchase one (1) common share at an exercise price of $2.50 per common share (subject to adjustment), which may be exercised on a cashless basis under certain circumstances. As described in further detail below, we contributed to 1847 Wolo the $3,000,000 raised in this offering in exchange for 1,000 shares of 1847 Wolo’s series A preferred stock, at a price of $3,000 per share, to fund, in part, the planned acquisition of Wolo by 1847 Wolo.

In exchange for the consent of the holders of our outstanding series A senior convertible preferred shares to the issuance of these units at a lower purchase price than such holders paid for their shares, we issued an aggregate of 398,838 common shares to such holders. See also “—Liquidity and Capital Resources—Unit Offering” below.

Subscription Agreement

On March 29, 2021, we entered into a subscription agreement with 1847 Wolo, pursuant to which 1847 Wolo issued to us 1,000 shares of its series A preferred stock, for gross proceeds to 1847 Wolo of $3,000,000. The series A preferred stock has no voting rights and is not convertible into the common stock or any other securities of 1847 Wolo. Dividends at the rate per annum of 16.0% of the stated value of $3,000 per share shall accrue on the series A preferred stock (subject to adjustment) and shall accrue from day to day, whether or not declared, and shall be cumulative. Accruing dividends are payable quarterly in arrears on each of the following dividend payment dates: January 15, April 15, July 15 and October 15 beginning on April 15, 2021. Upon any liquidation, dissolution or winding up of 1847 Wolo, before any payment shall be made to the holders of 1847 Wolo’s common stock, the series A preferred stock then outstanding shall be entitled to be paid out of the funds and assets available for distribution to 1847 Wolo’s stockholders an amount per share equal to the stated value of $3,000 per share, plus any accrued, but unpaid dividends.

Management Fees

Our company has agreed to pay our manager a quarterly management fee equal to 0.5% (2.0% annualized) of its adjusted net assets (which we refer to as the parent management fee). The amount of the parent management fee with respect to any fiscal quarter is (i) reduced by the aggregate amount of any management fees received by our manager under any offsetting management services agreements with respect to such fiscal quarter, (ii) reduced (or increased) by the amount of any over-paid (or under-paid) parent management fees received by (or owed to) our manager as of the end of such fiscal quarter, and (iii) increased by the amount of any outstanding accrued and unpaid parent management fees. We expensed $0 in parent management fees for the years ended December 31, 2020 and 2019.

1847 Neese entered into an offsetting management services agreement with our manager on March 3, 2017, 1847 Asien entered into an offsetting management services agreement with our manager on May 28, 2020, 1847 Cabinet entered into an offsetting management services agreement with our manager on August 21, 2020 and 1847 Wolo entered into an offsetting management services agreement with our manager on March 30, 2021. Pursuant to the offsetting management services agreements, 1847 Neese appointed our manager to provide certain services to it for a quarterly management fee equal to $62,500, 1847 Asien appointed our manager to provide certain services to it for a quarterly management fee equal to the greater of $75,000 or 2% of adjusted net assets (as defined in the management services agreement), 1847 Cabinet appointed our manager to provide certain services to it for a quarterly management fee equal to the greater of $75,000 or 2% of adjusted net assets (as defined in the management services agreement) and 1847 Wolo appointed our manager to provide certain services to it for a quarterly management fee equal to the greater of $75,000 or 2% of adjusted net assets (as defined in the management services agreement); provided, however, in each case that (i) pro rated payments shall be made in the first quarter and the last quarter of the term, (ii) if the aggregate amount of management fees paid or to be paid by 1847 Neese, 1847 Asien, 1847 Cabinet or 1847 Wolo, together with all other management fees paid or to be paid by all other subsidiaries of our company to our manager, in each case, with respect to any fiscal year exceeds, or is expected to exceed, 9.5% of our gross income with respect to such fiscal year, then the management fee to be paid by 1847 Neese, 1847 Asien, 1847 Cabinet or 1847 Wolo for any remaining fiscal quarters in such fiscal year shall be reduced, on a pro rata basis determined by reference to the management fees to be paid to our manager by all of our subsidiaries, until the aggregate amount of the management fee paid or to be paid by 1847 Neese, 1847 Asien, 1847 Cabinet or 1847 Wolo, together with all other management fees paid or to be paid by all other subsidiaries to our manager, in each case, with respect to such fiscal year, does not exceed 9.5% of our gross income with respect to such fiscal year, and (iii) if the aggregate amount the management fee paid or to be paid by 1847 Neese, 1847 Asien, 1847 Cabinet or 1847 Wolo, together with all other management fees paid or to be paid by all other subsidiaries to our manager, in each case, with respect to any fiscal quarter exceeds, or is expected to exceed, the parent management fee with respect to such fiscal quarter, then the management fee to be paid by 1847 Neese, 1847 Asien, 1847 Cabinet or 1847 Wolo for such fiscal quarter shall be reduced, on a pro rata basis, until the aggregate amount of the management fee paid or to be paid by 1847 Neese, 1847 Asien, 1847 Cabinet or 1847 Wolo, together with all other management fees paid or to be paid by all other subsidiaries of to our manager, in each case, with respect to such fiscal quarter, does not exceed the parent management fee calculated and payable with respect to such fiscal quarter.

Each of 1847 Neese, 1847 Asien, 1847 Cabinet and 1847 Wolo shall also reimburse our manager for all of its costs and expenses which are specifically approved by its board of directors, including all out-of-pocket costs and expenses, which are actually incurred by our manager or its affiliates on behalf of 1847 Neese, 1847 Asien, 1847 Cabinet and 1847 Wolo in connection with performing services under the offsetting management services agreements.

The rights of our manager to receive payments under the 1847 Wolo offsetting management services agreement are subordinate to the rights of Sterling under the credit agreement described above.

1847 Neese expensed and accrued $250,000 in management fees for the years ended December 31, 2020 and 2019. Under terms of the term loan from Home State Bank described below, no fees may be paid to our manager without permission of the bank, which our manager does not expect to be granted within the forthcoming year. Accordingly, $700,808 due from 1847 Neese to our manager is classified as a long-term accrued liability as of December 31, 2020.

1847 Asien expensed $178,022 in management fees for the period from May 29, 2020 to December 31, 2020.

1847 Cabinet expensed $75,000 in management fees for the period from October 1, 2020 to December 31, 2020.

On a consolidated basis, we expensed total management fees of $503,022 and $250,000 for the years ended December 31, 2020 and 2019, respectively, and $700,808 due to our manager is classified as a long-term accrued liability as of December 31, 2020.

Segments

The Financial Accounting Standards Board, or FASB, Accounting Standard Codification, or ASC, Topic 280, Segment Reporting, requires that an enterprise report selected information about reportable segments in its financial reports issued to its stockholders. Beginning with the second quarter of 2019, we changed our operating and reportable segments from one segment to two segments - the retail and appliances segment, which is operated by Asien’s (and was previously operated by Goedeker), and the land management segment, which is operated by Neese. Commencing with the fourth quarter of 2020, we added an additional segment - the construction segment, which is operated by Kyle’s.

We provide general corporate services to our segments; however, these services are not considered when making operating decisions and assessing segment performance. These include costs associated with executive management, financing activities and public company compliance.

Discontinued Operations

On October 23, 2020, we distributed all of the shares of Goedeker that we held to our shareholders. As a result of this distribution, Goedeker is no longer a subsidiary of our company. All financial information of Goedeker previously presented as part of retail and appliance services operations are classified as discontinued operations and not presented as part of continuing operations.

Results of Operations

The following table sets forth key components of our results of operations during the years ended December 31, 2020 and 2019, both in dollars and as a percentage of our revenue.

	December 31, 2020		December 31, 2019
	Amount	% of Revenues	Amount	% of Revenues
Revenues
Services	$3,379,655	21.9%	$4,201,414	65.9%
Sales of parts and equipment	3,322,944	21.5%	2,178,611	34.1%
Construction	1,120,224	7.3%	-	-
Furniture and appliances	7,625,222	49.4%	-	-
Total revenues	15,448,045	100.0%	6,380,025	100.0%
Operating expenses
Cost of sales	9,406,228	60.9%	1,830,067	28.7%
Personnel costs	2,553,589	16.5%	2,228,194	34.9%
Depreciation and amortization	1,447,077	9.4%	1,352,874	21.2%
Fuel	378,115	2.4%	718,495	11.3%
General and administrative	4,185,442	27.1%	1,569,149	24.6%
Total operating expenses	17,970,451	116.6%	7,698,779	120.7%
Net loss from operations	(2,522,406)	(16.6)%	(1,318,754)	(20.7)%
Other income (expense)
Financing costs	(205,075)	(1.1)%	(32,400)	(0.5)%
Loss on extinguishment of debt	(382,681)	(2.5)%	-	-
Interest expense	(460,559)	(3.0)%	(523,780)	(8.2)%
Other income/(expense)	(24,271)	(0.2)%	-	-
Gain (loss) on sale of property and equipment	130,749	0.8%	57,603	0.9%
Total other income (expense)	(941,837)	(5.8)%	(498,577)	(7.8)%
Net loss before income taxes	(3,464,243)	(22.4)%	(1,817,331)	(28.5)%
Income tax benefit	431,631	2.8%	504,060	7.9%
Net loss before non-controlling interests	(3,032,612)	(19.6)%	(1,313,271)	(20.6)%
Less net loss attributable to non-controlling interests	(595,731)	(3.9)%	(514,019)	(8.1)%
Net loss from continuing operations	(2,436,881)	(15.8)%	(799,252)	(12.5)%
Net loss from discontinued operations	(7,171,771)	(46.4)%	(1,447,707)	(22.7)%
Net loss attributable to company shareholders	$(9,608,652)	(62.2)%	$(2,246,959)	(35.2)%

Total revenues. Our total revenues were $15,448,045 for the year ended December 31, 2020, including $7,625,222 from Asien’s for the period from May 29, 2020 to December 31, 2020 and $1,120,224 from Kyle’s for the period from October 1, 2020 to December 31, 2020, as compared to $6,380,025 for the year ended December 31, 2019.

The retail and appliances segment generates revenue through the sales of home furnishings, including appliances and related products. Revenues from the retail and appliances segment was $7,625,222 for the period from May 29, 2020 to December 31, 2020. The following table summarizes our revenues by sales type for the period from May 29, 2020 to December 31, 2020:

May 29, 2020 to December 31, 2020
Appliance sales	$7,563,547
Other sales	61,675
Total revenues	$7,625,222

The construction segment generates revenue through the construction and sale of custom cabinetry, including kitchen and bath cabinets, fireplace mantels and surrounds, entertainment systems and wall units, bookcases and office cabinets. Revenues from the construction segment was $1,120,224 for the period from October 1, 2020 to December 31, 2020.

The land management services segment generates revenue through the provision of waste disposal and a variety of land application services, wholesaling of agricultural equipment and parts, local trucking services, various shop services, and sales of other products and services. Revenues from the land management segment increased by $322,574, or 5.1%, to $6,702,598 for the year ended December 31, 2020 from $6,380,025 for the year ended December 31, 2019. Such increase resulted from a $1,144,333 increase in sales of parts and equipment, offset by a $821,759 decrease in services revenue. There was a $656,262 decline in trucking revenue, primarily attributable to COVID-19 related reduced demand for trucking services compared to 2019, including a decrease in waste hauling services revenue of $313,304.

The following table summarizes our revenues by type for the years ended December 31, 2020 and 2019:

	Years Ended December 31,
	2020	2019
Services
Trucking	$923,398	$1,579,660
Waste hauling	1,588,010	1,901,314
Repairs	464,475	377,004
Other	403,772	343,436
Total services	3,379,655	4,201,414
Sales of parts and equipment	3,322,944	2,178,611
Total revenues	$6,702,599	$6,380,025

Cost of sales. Our total cost of sales was $9,406,228 for the year ended December 31, 2020, including $5,866,414 from Asien’s for the period from May 29, 2020 to December 31, 2020 and $665,022 from Kyle’s for the period from October 1, 2020 to December 31, 2020, as compared to $1,830,067 for the year ended December 31, 2019.

Cost of sales for the retail and appliances segment consists of the cost of purchased merchandise plus the cost of delivering merchandise and where applicable installation, net of promotional rebates and other incentives received from vendors. Cost of sales for the retail and appliances segment was $5,866,414 for the period from May 29, 2020 to December 31, 2020. As a percentage of retail and appliances revenues, cost of sales for the retail and appliances segment was 76.9% for such period.

Cost of sales for the construction segment consists of lumber, hardware and materials and plus direct labor and related costs, net of any material discounts from vendors. Cost of sales for the construction segment was $665,022 for the period from October 1, 2020 to December 31, 2020. As a percentage of construction revenues, cost of sales for the construction segment was 59.4% for such period.

Cost of sales for the land management services segment consist of the direct costs of our equipment and parts. Cost of sales for the land management segment increased by $1,037,795, or 56.7%, to $2,867,862 for the year ended December 31, 2020 from $1,830,067 for the year ended December 31, 2019. Such increase was due to the sale of tractors, net of a decrease in waste hauling costs, in the year ended December 31, 2019. As a percentage of land management services revenue, cost of sales for land management services segment was 42.8% and 28.7% for the years ended December 31, 2020 and 2019, respectively.

Personnel costs. Personnel costs include employee salaries and bonuses plus related payroll taxes. It also includes health insurance premiums, 401(k) contributions, and training costs. Our total personnel costs were $2,553,589 for the year ended December 31, 2020, including $525,346 from Asien’s for the period from May 29, 2020 to December 31, 2020 and $209,521 from Kyle’s for the period from October 1, 2020 to December 31, 2020, as compared to $2,228,194 for the year ended December 31, 2019.

Personnel costs for the retail and appliances segment were $525,346 for the period from May 29, 2020 to December 31, 2020. As a percentage of retail and appliances revenue, personnel costs for the retail and appliances segment were 6.9% for such period.

Personnel costs for the construction segment were $209,521 for the period from October 1, 2020 to December 31, 2020. As a percentage of construction revenue, personnel costs for the construction segment were 18.7% for such period.

Personnel costs for the land management services segment decreased by $409,472, or 18.4%, to $1,818,722 for the year ended December 31, 2020 from $2,228,194 for the year ended December 31, 2019. Such decrease was due to reduction of staff attributable to COVID-19 related reduced demand for trucking services. As a percentage of land management services revenue, personnel costs for the land management services segment were 27.3% and 34.9% and for the years ended December 31, 2020 and 2019, respectively.

Fuel costs. Fuel costs, which are attributable to our land management services segment, include fuel for our on-road trucking and off-road manure spreading services. Our fuel costs decreased by $340,380, or 47.3%, to $378,115 for the year ended December 31, 2020 from $718,495 for the year ended December 31, 2019. The decrease in fuel costs is the result of a decline in market prices for fuel purchases and the decline in trucking services provided.

General and administrative expenses. Our general and administrative expenses consist primarily of professional advisor fees, stock-based compensation, bad debts reserve, rent expense, advertising, bank fees, and other expenses incurred in connection with general operations. Our total general and administrative expenses were $4,185,442 for the year ended December 31, 2020, including $1,362,169 from Asien’s for the period from May 29, 2020 to December 31, 2020 and $254,630 from Kyle’s for the period from October 1, 2020 to December 31, 2020, as compared to our total general and administrative expenses of $1,569,149 for the year ended December 31, 2019.

General and administrative expenses for the retail and appliances segment was $1,362,169 for the period from May 29, 2020 to December 31, 2020. As a percentage of retail and appliances revenue, general and administrative expenses for the retail and appliances segment was 17.9% for the year ended December 31, 2020.

General and administrative expenses for the construction segment was $394,167 for the period from October 1, 2020 to December 31, 2020. As a percentage of construction revenue, general and administrative expenses for the construction segment was 22.9% for the year ended December 31, 2020.

General and administrative expenses for the land management services segment increased by $125,303, or 8.9%, to $1,533,011 for the year ended December 31, 2020 from $1,407,708 for the year ended December 31, 2019. The increase primarily resulted from an increase in general and administrative costs of $206,610, offset by a decrease in repair and maintenance of $76,104 and professional fees of $5,203. As a percentage of land management services revenue, general and administrative expenses for the land management services segment was 22.9% and 22.1% for the years ended December 31, 2020 and 2019, respectively.

General and administrative expenses for our holding company increased by $734,654, or 455.0%, to $896,095 for the year ended December 31, 2020, from $161,441 for the year ended December 31, 2019. The increase was due to an increase in professional fees compared to the prior year and issuance of stock-based compensation in the current year of $523,936.

Total other income (expense). We had $941,837 in total other expense, net, for the year ended December 31, 2020, as compared to other expense, net, of $498,577 for the year ended December 31, 2019. Other expense, net, in the year ended December 31, 2020 consisted of financing costs of $205,075, loss on extinguishment of debt of $382,681, interest expense of $460,559 and other expense of $24,271, offset by a gain on sale of fixed assets of $130,749, while total other expense, net, for the year ended December 31, 2019 consisted of financing costs of $32,400 interest expense of $523,780, offset by a gain on sale of fixed assets of $57,603.

Net loss from continuing operations. As a result of the cumulative effect of the factors described above, our net loss from continuing operations was $3,032,612 for the year ended December 31, 2020, including $431,641 from Asien’s for the period from May 29, 2020 to December 31, 2020 and $380,499 from Kyle’s for the period from October 1, 2020 to December 31, 2020, as compared to a net loss of $1,313,271 for the year ended December 31, 2019.

Liquidity and Capital Resources

As of December 31, 2020, we had cash and cash equivalents of $1,393,368 and restricted cash of $403,811. To date, we have financed our operations primarily through revenue generated from operations, cash proceeds from financing activities, borrowings, and equity contributions by our shareholders.

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

The amount of management fee paid to our manager by us is reduced by the aggregate amount of any offsetting management fees, if any, received by our manager from any of our businesses. As a result, the management fee paid to our manager may fluctuate from quarter to quarter. The amount of management fee paid to our manager may represent a significant cash obligation. In this respect, the payment of the management fee will reduce the amount of cash available for distribution to shareholders.

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

Our operating agreement also contains a supplemental put provision, which gives our manager the right, subject to certain conditions, to cause us to purchase the allocation shares then owned by our manager upon termination of the management services agreement. The amount of put price under the supplemental put provision is determined by assuming all of our subsidiaries are sold at that time for their fair market value and then calculating the amount of profit allocation would be payable in such a case. If the management services agreement is terminated for any reason other than our manager’s resignation, the payment to our manager could be as much as twice the amount of such hypothetical profit allocation. As is the case with profit allocation, the calculation of the put price is complex and based on many factors that cannot be predicted with any certainty at this time. See Item 1. “Business—Our Manager—Our Manager as an Equity Holder—Supplemental Put Provision” for more information on the calculation of the put price. The put price obligation, if our manager exercises its put right, will represent a significant cash payment and is senior in right to payments of distributions to our shareholders. Therefore, the amount of put price will reduce the amount of cash available to us for our operating and investing activities, including future acquisitions.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the period indicated:

Cash Flow

	Years Ended December 31,
	2020	2019
Net cash provided by operating activities from continuing operations	$789,305	$782,760
Net cash provided by (used in) investing activities from continuing operations	1,183,932	(45,121)
Net cash used in financing activities from continuing operations	(350,348)	(897,229)
Net increase/decrease in cash and cash equivalents from continuing operations	1,622,889	(159,590)
Cash and cash equivalents at beginning of period	174,290	333,880
Cash and cash equivalent at end of period	$1,797,179	$174,290

Net cash provided by operating activities from continuing operations was $789,305 for the year ended December 31, 2020, as compared to $782,760 for the year ended December 31, 2019. For the year ended December 31, 2020, the net loss from continuing operations of $3,024,657, an increase in inventory of $635,003, an increase in prepaids and other costs of $533,745 and a decrease in uncertain tax position and deferred taxes of $146,800, offset by an decrease in accounts receivable of 352,490, an increase in accounts payable and accrued expenses of $941,199, an increase in customer deposits of $965,254, accrued expense long-term of $454,209, non-cash depreciation and amortization of $1,447,077, stock compensation of $523,936 and loss on extinguishment of debt of $382,681, were the primary drivers of the net cash provided by operating activities. For the year ended December 31, 2019, the net loss from continuing operations of $1,313,271, an increase in accounts receivable of $41,801, an increase in prepaid expenses and other assets of $18,794, and a decrease in uncertain tax position and deferred taxes of $309,800, offset by, depreciation and amortization of $1,352,872, and an increase in accounts payable and accrued expenses of $452,432, accrued expense long-term of $453,923 and a decrease in inventory of $242,532, were the primary drivers of the net cash used in operating activities.

Net cash provided by investing activities from continuing operations was $1,183,932 for the year ended December 31, 2020, as compared to net cash used in investing activities of $45,121 for the year ended December 31, 2019. For the year ended December 31, 2020, net cash provided by investing activities consisted of net cash acquired from the acquisitions of Asien’s and Kyle’s of $1,409,936 and proceeds from sale of property and equipment of $209,500, offset by investments in certificates of deposits of $276,270 and the purchase of equipment of $159,234, while net cash provided by investing activities for the year ended December 31, 2019 consisted of proceeds from sale of property and equipment of $143,711, offset by the purchase of equipment in the amount of $188,832.

Net cash used in financing activities from continuing operations was $350,348 for the year ended December 31, 2020, as compared to $897,229 for the year ended December 31, 2019. For the year ended December 31, 2020, net cash used in financing activities consisted of the payment to Kyle’s seller of $4,356,162, net payments on notes payable of $1,512,684, repayments on capital lease obligations of $721,151, financing fees of $113,831, grid note payments of $62,500 and repayment of floor plan of $10,581, offset by net proceeds of $4,921,315 from the sale of units described below, proceeds of note payable of $969,697, proceeds from the line of credit of $301,081, proceeds from the exercise of stock options and warrants of $212,500 and proceeds from vehicle loans of $21,968, while net cash used in financing activities for the year ended December 31, 2019 consisted of repayments on capital lease obligations of $524,058, net payments on notes payable of $304,052 and repayment of short term borrowings of $98,519, offset by proceeds of notes payable of $27,000.

Unit Offering

On September 30, 2020, we sold an aggregate of 2,189,835 units, at a price of $1.90 per unit, for aggregate gross proceeds of $4,160,684. On October 26, 2020, we sold an additional 442,443 units for an aggregate purchase price of $840,640. Each unit consists of one (1) series A senior convertible preferred share and a three-year warrant to purchase one (1) common share at an exercise price of $2.50 per common share (subject to adjustment), which may be exercised on a cashless basis under certain circumstances.

Debt

1847 Holdings

On January 3, 2018, we issued a grid promissory note to our manager in the initial principal amount of $50,000. The note provided that we could request additional advances from our manager up to an aggregate additional amount of $150,000. On December 7, 2020, parties amended and restated the note for a new principal amount of $56,900 and maturity date of December 7, 2021. Interest on the note accrues on the unpaid portion of the principal amount and the outstanding portion of all advances at a fixed rate of 8% per annum. If all or a portion of the principal amount or any advance under the note, or any interest payable thereon is not paid when due (whether at the stated maturity, by acceleration or otherwise), such overdue amount shall bear interest at a rate of 12% per annum. In the event that we complete a financing that includes an uplisting of our common shares to a national exchange, then we must, contemporaneously with the closing of such financing transaction, repay the entire outstanding principal, outstanding advances, and accrued and unpaid interest on the note. The note is unsecured and contains customary events of default. As of December 31, 2020 and 2019, our manager has advanced $56,900 and $119,400 of the note and we have accrued interest of $25,159 and $17,115, respectively.

1847 Neese/Neese

Home State Bank

On June 13, 2018, Neese entered into a term loan agreement with Home State Bank, pursuant to which Neese issued a promissory note to Home State Bank in the principal amount of $3,654,074 with an annual interest rate of 6.85% and with covenants to maintain a minimum debt coverage ratio of 1.00 to 1.25 measured at December 31, 2020. Neese met this covenant for the year ended December 31, 2020. On July 30, 2020, Neese entered into a change in terms agreement with Home State Bank to amend the terms of the term loan. Pursuant to the change in terms agreement: (i) the maturity date was extended to July 30, 2022; (ii) the interest rate was changed to 5.50%; (iii) Neese agreed to pay accrued interest in the amount of $95,970.42; (iv) Neese agreed to make payments of $30,000 beginning on September 30, 2020 and continuing thereafter on a monthly basis until maturity, at which time a final interest payment is due; (v) Neese agreed to make a payment of $260,000 on December 30, 2020 and December 30, 2021; (vi) Neese agreed to make two new advances under the note in the amounts $51,068.19 and $517,528.86 to repay in full Neese’s capital lease transactions due to Utica Leaseco LLC; (vii) Neese agreed to pay a loan fee of $17,500; and (viii) Home State Bank agreed to make a loan advance to checking for $17,500. The balance of the note amounts to $3,225,320, comprised of principal of $3,239,175, net of unamortized debt discount of $13,855 as of December 31, 2020.

The loan agreement contains customary representations and warranties and events of default. Upon an event of default, the interest rate on the note will be increased by 3 percentage points. However, in no event will the interest rate exceed the maximum interest rate limitations under applicable law. The loan is secured by inventory, accounts receivable, and certain fixed assets of Neese. The loan agreement limited the payment of interest on the 10% promissory note described below to $40,000 annually. We continue to accrue interest at the contractual amounts. Such accruals (in excess of $40,000 in interest on the promissory note) are shown as long-term accrued expenses in the accompanying balance sheet as of December 31, 2020.

If we sell property, plant, and equipment securing the loan, we must remit the appraised value of the equipment to Home State Bank. During the years ended December 31, 2020 and 2019, $0 and $30,500, respectively, was remitted to Home State Bank pursuant to this requirement.

We adopted ASU 2015-03 by deducting debt issuance costs from the long-term portion of the loan. Amortization of the Home State Bank debt issuance costs totaled $15,513 and $18,645 for the years ended December 31, 2020 and 2019, respectively.

10% Promissory Note

A portion of the purchase price for the acquisition of Neese was paid by the issuance of a promissory note in the principal amount of $1,025,000 by 1847 Neese and Neese to the sellers of Neese (who we refer to as the Neese Sellers). The note bears interest on the outstanding principal amount at the rate of ten percent (10%) per annum and was due and payable in full on March 3, 2018. The note is unsecured and contains customary events of default. The note has not been repaid, so we are in default under this note. Under terms of the term loan with Home State Bank described above, this note may not be paid until the term loan is paid in full. The Neese Sellers agreed to the modification of its terms by signing the loan agreement for the Home State Bank term loan. Accordingly, the loan is shown as a long-term liability as of December 31, 2020. Additionally, Home State Bank limits the payment of interest on this note to $40,000 annually. We continue to accrue interest at the contract rate; however, given the limitations of the term loan, all accrued interest in excess of $40,000 is included in long-term accrued expenses.

1847 Asien/Asien’s

Arvest Bank

On July 10, 2020, Asien’s entered into a promissory note and security agreement with Arvest Bank for a revolving loan for up to $400,000. The loan matures on July 10, 2021 and bears interest at 5.25% per annum, subject to change in accordance with the Variable Rate (as defined in the promissory note and security agreement), the calculation for which is the U.S. Prime Rate plus 2%. Pursuant to the terms of the promissory note and security agreement, Asien’s is required to make monthly payments beginning on August 10, 2020 and until the maturity date, at which time all unpaid principal and interest will be due. Asien’s may prepay the loan in full or in part at any time without penalty. The promissory note and security agreement contains customary representations, warranties, affirmative and negative covenants and events of default for a loan of this type. The loan is secured by Asien’s inventory and equipment, accounts and other rights of payments, and general intangibles, as such terms are defined in the Uniform Commercial Code. The remaining principal balance of the note at December 31, 2020 is $301,081 and it has accrued interest of $995.

8% Subordinated Amortizing Promissory Note

A portion of the purchase price for acquisition of Asien’s was paid by the issuance of an 8% subordinated amortizing promissory note in the principal amount of $200,000 by 1847 Asien to the seller of Asien’s (which we refer to as the Asien’s Seller). Interest on the outstanding principal amount will be payable quarterly at the rate of eight percent (8%) per annum. The outstanding principal amount of the note will amortize on a one-year straight-line basis in accordance with a specified amortization schedule, with all unpaid principal and accrued, but unpaid interest being fully due and payable on May 28, 2021. The note contains customary events of default. The right of the Asien’s Seller to receive payments under the note is subordinated to all indebtedness of 1847 Asien to banks, insurance companies and other financial institutions or funds, and federal or state taxation authorities. The remaining principal balance of the note at December 31, 2020 is $101,980 and it has accrued interest of $1,095.

6% Amortizing Promissory Note

On July 29, 2020, 1847 Asien entered into a securities purchase agreement with the Asien’s Seller, pursuant to which the Asien’s Seller sold to 415,000 of our common shares to 1847 Asien a purchase price of $2.50 per share. As consideration, 1847 Asien issued to the Asien’s Seller a two-year 6% amortizing promissory note in the aggregate principal amount of $1,037,500. One-half (50%) of the outstanding principal amount of the note ($518,750) and all accrued interest thereon, will be amortized on a two-year straight-line basis and is payable quarterly. The second-half (50%) of the outstanding principal amount of the note ($518,750) with all accrued, but unpaid interest thereon, is due on the second anniversary of the note. The note is unsecured and contains customary events of default. The remaining principal balance of the note at December 31, 2020 is $975,985 and it has accrued interest of $17,894.

4.5% Unsecured Promissory Note

On October 30, 2017, Asien’s entered into a stock repurchase agreement with Paul A. Gwilliam and Terri L. Gwilliam, co-trustees of the Gwilliam Family Trust, pursuant to which Asien’s issued an unsecured promissory note in the aggregate principal amount of $540,000 for a term of 5 years. The note bears interest at the rate of the 4.25% per annum. The remaining balance of the note at December 31, 2020 is $41,675.

Loans on Vehicles

Asien’s has entered into four retail installment sale contracts pursuant to which Asien’s agreed to finance its delivery trucks at rates ranging 3.98% to 6.99% with an aggregate remaining principal amount of $90,376 as of December 31, 2020.

1847 Cabinet/Kyle’s

Vesting Promissory Note

A portion of the purchase price for the acquisition of Kyle’s on September 30, 2020 was paid by the issuance of a vesting promissory note by 1847 Cabinet to the sellers of Kyle’s (which we refer to as the Kyle’s Sellers) in the principal amount of $1,050,000, which increased to a principal amount of up to $1,260,000 pursuant to the vested percentage calculation described below. Payment of the principal and accrued interest on the note is subject to vesting as described below. The note bears interest on the vested portion of principal amount at the rate of eight percent (8%) per annum. To the extent vested, the vested portion of the principal and all accrued but unpaid interest on such vested portion of the principal shall be paid in one lump sum on the last day of the thirty-sixth (36th) month following the date of the note.

The vested principal of the note due at the maturity date shall be calculated each year based on the average annual consolidated EBITDA (as defined in the note) of 1847 Cabinet for each of the years ended December 31, 2020, 2021 and 2022. The EBITDA for each year shall be divided by $1.4 million multiplied by 100 to obtain the vested percentage. The vested principal for each year shall be equal to the vested percentage for that year multiplied by $350,000. To the extent that the vested percentage for the subject year is less than 80%, no portion of the note for that year shall vest. To the extent that the vested percentage for the subject year is equal to or greater than 120%, the vested principal shall be equal to $420,000 for that year and no more. For the year ended December 31, 2020, EBITDA of 1847 Cabinet was approximately $1,531,000, resulting in a vested amount of approximately $415,000.

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

The note contains customary events of default. The right of the Kyle’s Sellers to receive payments under the note is subordinated to all indebtedness of 1847 Cabinet, whether outstanding as of the closing date or thereafter created, to banks, insurance companies and other financial institutions or funds, and federal or state taxation authorities.

Intercompany Secured Promissory Note

In connection with the acquisition of Kyle’s, we provided 1847 Cabinet with the funds necessary to pay the cash portion of the purchase price and cover acquisition expenses. In connection therewith, on September 30, 2020, 1847 Cabinet issued a secured promissory note to our company in the principal amount of $4,525,000, which was amended and restated on December 11, 2020. Pursuant to such amendment and restatement, if and to the extent any amounts are owing under the units described under “—Unit Offering” above, due to a default or redemption, in addition to payment obligations due under the note, 1847 Cabinet is required to immediately make payments to us so that we may make any required payments in compliance with the terms of the units. The note bears interest at the rate of 16% per annum. The interest is cumulative and any unpaid accrued interest will compound on each anniversary date of the note. Interest is due and payable in arrears on January 15, April 15, July 15 and October 15 commencing January 15, 2021. In the event payment of principal or interest due under the note is not made when due, giving effect to any grace period which may be applicable, or in the event of any other default (as defined in the note), the outstanding principal balance shall from the date of default immediately bear interest at the rate of 5% above the then applicable interest rate for so long as such default continues. We may demand payment in full of the note at any time, even if 1847 Cabinet has complied with all of the terms of the note; and the note shall be due in full, without demand, upon a third party sale of all or substantially all the assets and business of 1847 Cabinet or a third party sale or other disposition of any capital stock of 1847 Cabinet. 1847 Cabinet may prepay the note at any time without penalty. The note contains customary events of default, is guaranteed by Kyle’s and is secured by all of the assets of 1847 Cabinet and Kyle’s. The remaining principal balance of the note at December 31, 2020 is $4,525,000 and it has accrued interest of $182,488.

PPP Loans

On April 10, 2020 and April 28, 2020, Neese and Asien’s received $383,600 and $357,500, respectively, in Paycheck Protection Program, or PPP, loans from the United States Small Business Administration, or the SBA, under provisions of the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act. The PPP loans have two-year terms and bear interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The PPP loans may be prepaid at any time prior to maturity with no prepayment penalties. The PPP loans contain events of default and other provisions customary for loans of this type. The PPP provides that the PPP loans may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. Neese and Asien’s intend to use the proceeds from the PPP loans for qualifying expenses and to apply for forgiveness of the PPP loans in accordance with the terms of the CARES Act. We have classified $741,100 of the PPP loans as long-term liabilities upon receiving SBA forgiveness of the loans in early 2021.

Total Debt

The following table shows aggregate figures for the total debt described above that is coming due in the short and long term as of December 31, 2020. See the above disclosures for more details regarding these loans.

	Short-Term	Long-Term	Total Debt
Grid Promissory Note	$56,900	$-	$56,900
Term Loan – Home State Bank	446,545	2,778,775	3,225,320
10% Promissory Note – Neese Sellers	-	1,025,000	1,025,000
Revolving Loan – Asien’s	301,081	-	301,081
8% Subordinated Amortizing Promissory Note – Asien’s Seller	357,408	720,557	1,077,965
6% Amortizing Promissory Note – Asien’s Seller	-	-
4.5% Unsecured Promissory Note – Gwilliam Family Trust	41,675	-	41,675
Vehicle loans – Asien’s	30,100	60,276	90,376
Vesting Promissory Note – Kyle’s Sellers (a)	-	498,979	498,979
PPP loans	-	741,100	741,100
Total	$1,233,709	$5,824,687	$7,058,396

(a)	net of valuation adjustment of $551,021

Contractual Obligations

We have engaged our manager to manage our day-to-day operations and affairs. Our relationship with our manager will be governed principally by the following agreements:

●	the management services agreement and offsetting management services agreements relating to the management services our manager will perform for us and the businesses we own and the management fee to be paid to our manager in respect thereof; and

●	our operating agreement setting forth our manager’s rights with respect to the allocation shares it owns, including the right to receive profit allocations from us, and the supplemental put provision relating to our manager’s right to cause us to purchase the allocation shares it owns.

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

If Neese continued to apply legacy revenue recognition guidance for year ended December 31, 2020, revenues, gross margin, and net loss would not have changed.

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

Accounts Receivable, Net ‒ Accounts receivable, net, are amounts due from customers where there is an unconditional right to consideration. Unbilled receivables of $38,000 and $121,989 are included in this balance at December 31, 2020 and 2019, respectively. The payment of consideration related to these unbilled receivables is subject only to the passage of time.

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

Neese determined that an allowance for loss of $14,614 and $29,001 was required at December 31, 2020 and 2019, respectively.

Construction Segment

Kyle’s generates revenues from providing cabinet design, construction and installation primary from cabinet-related products and supplies.

Kyle’s provides cabinet design, construction and installation services to customers with both residential and commercial projects. A majority of Kyle’s contracts are recurring work from a builder team. Kyle’s will provide pricing and work with individual homeowners, designers and builders to determine pricing options and upgrades to the base proposed contact pricing.

Performance Obligations - For substantially all landscaping construction contracts, the Company recognizes revenue over time, as performance obligations are satisfied, on a percentage completion basis on a total project cost basis. Typical contacts will last approximately 4-6 weeks from start to the substantial completion of the project.

Significant Judgments and Estimates - For cabinet construction contracts, measuring the percent completion on an individual project requires estimates obtained by discussions with field personnel. Estimates are also used in determining the total estimated total costs of a project. These estimates and assumptions are the best information management has at the time percent complete is calculated. The Company employs the same estimation methodology on a quarterly basis.

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

Inventory

For Asien’s, inventory mainly consists of appliances that are acquired for resale and is valued at the average cost determined on a specific item basis. Inventory also consists of parts that are used in service and repairs and may or may not be charged to the customer depending on warranty and contractual relationship. For Neese, inventory consists of finished products acquired for resale and is valued at the lower-of-cost-or-market with cost determined on a specific item basis. Kyle’s typically orders inventory on a job-by-job basis and those jobs are put into production within hours of being received. The inventory in production is accounted for in the contact assets and liabilities and follows the percentage completion methodology. Inventories consisting of materials and supplies are stated at lower of costs or market. We periodically evaluate the value of items in inventory and provides write-downs to inventory based on our estimate of market conditions. We estimated an obsolescence allowance of $181,370 and $26,546 at December 31, 2020 and 2019, respectively.

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

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, certificates of deposit and amounts due to shareholders. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in our financial statements.

The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. A fair value hierarchy is used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The three-level hierarchy is as follows:

Level 1 – Quoted market prices in active markets for identical assets or liabilities.

Level 2 – Observable market-based inputs or inputs that are corroborated by market data.

Level 3 - Unobservable inputs that are not corroborated by market date.

Our held to maturity securities are comprised of certificates of deposit.

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

Stock-Based Compensation

We record stock-based compensation in accordance with ASC 718, Compensation-Stock Compensation. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued and are recognized over the employees required service period, which is generally the vesting period.

Leases

We adopted ASC Topic 842, Leases, on January 1, 2019. The new leasing standard requires recognition of leases on the consolidated balance sheets as right-of-use, or ROU, assets and lease liabilities. ROU assets represent our right to use underlying assets for the lease terms and lease liabilities represent our obligation to make lease payments arising from the leases. Operating lease ROU assets and operating lease liabilities are recognized based on the present value and future minimum lease payments over the lease term at commencement date. As our leases do not provide an implicit rate, we used our estimated incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. A number of the lease agreements contain options to renew and options to terminate the leases early. The lease term used to calculate ROU assets and lease liabilities only includes renewal and termination options that are deemed reasonably certain to be exercised.

We recognized lease liabilities, with corresponding ROU assets, based on the present value of unpaid lease payments for existing operating leases longer than twelve months. The ROU assets were adjusted per ASC 842 transition guidance for existing lease-related balances of accrued and prepaid rent, and unamortized lease incentives provided by lessors. Operating lease cost is recognized as a single lease cost on a straight-line basis over the lease term and is recorded in selling, general and administrative expenses. Variable lease payments for common area maintenance, property taxes and other operating expenses are recognized as expense in the period when the changes in facts and circumstances on which the variable lease payments are based occur. We have elected not to separate lease and non-lease components for all property leases for the purposes of calculating ROU assets and lease liabilities.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2020. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described below, our disclosure controls and procedures were not effective.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this evaluation, management used the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our evaluation, we determined that, as of December 31, 2020, our internal control over financial reporting was not effective due to the following material weaknesses.

●	We did not have appropriate policies and procedures in place to evaluate the proper accounting and disclosures of key documents and agreements.

●	We do not have adequate segregation of duties with our limited accounting personnel and rely upon outsourced accounting services.

●	We do not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States commensurate with our financial reporting requirements.

In order to cure the foregoing material weakness, we have taken or plan to take the following remediation measures:

●	On January 14, 2021, we hired Jay Amond as our Chief Financial Officer. Mr. Amond has more than 30 years of experience with positions as chief executive officer, chief financial officer and controller of various private and public companies and has significant GAAP and SEC reporting experience.

●	We plan to make necessary changes by providing training to our financial team and our other relevant personnel on the GAAP accounting guidelines applicable to financial reporting requirements.

●	We have engaged the outsourced accounting and financial reporting services of Carrollton Partners, LLC and we continue to use its services and those of other outsourced financial professionals for corporate and subsidiary financial reporting.

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

Except for the matters described above, there have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2020 but was not reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our directors and executive officers:

Name	Age	Position
Ellery W. Roberts	50	Chairman, Chief Executive Officer and President
Jay Amond	66	Chief Financial Officer
Robert D. Barry	77	Director
Paul A. Froning	50	Director

Ellery W. Roberts. Mr. Roberts has been the Chairman, Chief Executive Officer and President of our company since its inception on January 22, 2013. Mr. Roberts brings over 20 years of private equity investing experience to our company. In July 2011, Mr. Roberts formed The 1847 Companies LLC, a company that is no longer active, where he began investing his own personal capital and capital of high net worth individuals in select transactions. Prior to forming The 1847 Companies LLC, Mr. Roberts was the co-founder and was co-managing principal from October 2009 to June 2011 of RW Capital Partners LLC, the recipient of a “Green Light” letter from the U.S. Small Business Administration permitting RW Capital Partners LLC to raise capital in pursuit of the Small Business Investment Company license with the preliminary support of the Small Business Administration. Mr. Roberts was a founding member of Parallel Investment Partners, LP (formerly SKM Growth Investors, LP), a Dallas-based private equity fund focused on re-capitalizations, buyouts and growth capital investments in lower middle market companies throughout the United States. Previously, Mr. Roberts served as Principal with Lazard Group LLC (NYSE: LAZ), a Senior Financial Analyst at Colony Capital, Inc., and a Financial Analyst with the Corporate Finance Division of Smith Barney Inc. (now known as Morgan Stanley Smith Barney LLC). Mr. Roberts has also served as the chairman of the board of Goedeker (GOED) since April 2019 and has also been a director of Western Capital Resources, Inc. (WCRS) since May 2010. Mr. Roberts received his B.A. degree in English from Stanford University. Mr. Roberts was selected to serve on our board of directors due to his extensive senior management experience in the industry in which we operate, having served as founder or executive of various other management, investment and corporate advisory companies for over 15 years.

Jay Amond. Mr. Amond has served as our Chief Financial Officer since January 2021. Mr. Amond has over 30 years of experience in the retail and wholesale industries. Prior to joining us, he served as President and Chief Executive Officer for Nebraska Book Holdings, leading their Wholesale, Computer Technology, Consulting Services and Store Design/Construction Company’s. He also served as their Chief Financial Officer for two years prior. Mr. Amond worked for Patina Solutions in Chicago IL as a Financial Consultant and prior to that was the SVP Chief Financial Officer for Follett Higher Education Group a major Wholesaler and Retailer in the Higher Education Market for nine years. He also served as the Corporate Controller for Ross Stores a publicly traded company (ROST) for five years and SVP Chief Financial Officer for Ultimo Enterprises LTD. Mr. Amond received his B.A. degree from Pennsylvania State University. He has previously served on the Board of Directors for Nebraska Book Holdings, PrismRBS Computer Software Company, University of Ottawa, Varsity Inc. and Ultimo Enterprises.

Robert D. Barry. Mr. Barry has been a member of our board of directors since January 2014. He has also served as the Chief Financial Officer of Goedeker since its inception in January 2019 and as the Controller of Neese since July 2017. From April 2013 until August 2016, Mr. Barry was Chief Executive Officer and Chief Financial Officer of Pawn Plus Inc., a chain of five retail pawn stores in suburban Philadelphia and one pawn store in northeastern Ohio. Prior to that, Mr. Barry served as Executive Vice President and Chief Financial Officer of Regional Management Corp. (NYSE:RM), a consumer loan company based in Greenville, South Carolina, from March 2007 to January 2013. Prior to joining Regional Management Corp., Mr. Barry was the Managing Member of AccessOne Mortgage Company, LLC in Raleigh, North Carolina, from 1997 to 2007. During this time, he also served as part-time Chief Financial Officer for Patriot State Bank, in Fuquay-Varina, North Carolina, from March 2006 to March 2007 and Nuestro Banco, Raleigh, North Carolina, from July 2006 to March 2007. Prior to his time at AccessOne, Mr. Barry was Executive Vice President and Chief Financial Officer for Regional Acceptance Corporation (NASDAQ:REGA), a consumer finance company based in Greenville, North Carolina and prior to that he was a financial institutions partner in the Raleigh, North Carolina office of KPMG LLP. Mr. Barry is a Certified Public Accountant licensed in North Carolina and Georgia. Mr. Barry was selected to serve on our board of directors due to his years of relevant financial and business expertise.

Paul A. Froning. Mr. Froning has been a member of our board of directors since April 2013. In 2009, Mr. Froning co-founded Focus Healthcare Partners LLC, a Chicago-based private equity investment, advisory and asset management firm targeting the senior housing and healthcare sectors. Prior to that, from February 2008 to October 2009, Mr. Froning was a Managing Director in the private equity department of Fortress Investment Group LLC (NYSE: FIG), a publicly-traded New York-based private investment firm. Prior to that, Mr. Froning was the Chief Investment Officer and Executive Vice President of Brookdale Senior Living Inc. (NYSE: BKD), a publicly-traded affiliate of Fortress Investment Group LLC, from 2005 to 2008. Previously, Mr. Froning held senior investment positions at the private equity investment arms of Lazard Group LLC (NYSE: LAZ) and Security Capital Group, prior to its acquisition by GE Capital Corp., in addition to investment banking experience at Salomon Brothers, prior to its acquisition by Travelers Group, and the securities subsidiary of Principal Financial Group (NYSE: PSG). Mr. Froning also serves on the board of directors of Goedeker. Mr. Froning has a B.A. degree from the University of Notre Dame. Mr. Froning was selected to serve on our board of directors due to his twenty years of private equity, investment and advisory experience.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and beneficial holders of more than 10% of our common shares to file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities. We believe, based solely on a review of the copies of such reports furnished to us and representations of these persons, that all reports were timely filed for the year ended December 31, 2020.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table - Years Ended December 31, 2020 and 2019

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Other Compensation ($)	Total ($)
Ellery W. Roberts	2020	-	-
Chief Executive Officer and Former Chief Financial Officer	2019	40,000	40,000

Mr. Ellery W. Roberts, our Chief Executive Officer and our former Chief Financial Officer from inception until January 14, 2021, is employed by our manager and is seconded to our company. Our manager, and not our company, pays any compensation to Mr. Roberts who is seconded to us under the management services agreement. We do not reimburse our manager for any compensation paid to Mr. Roberts in his capacity as our Chief Executive Officer. We pay our manager a quarterly management fee, and our manager may use the proceeds from the management fee, in part, to pay compensation to Mr. Roberts. For the years ended December 31, 2020 and 2019, the management fee expense for our manager amounted to $503,022 and $433,784, respectively, of which $253,022 and $120,137, respectively, was paid in cash.

Mr. Roberts did not receive any compensation as an employee of our manager for the years ended December 31, 2020 and 2019. However, Mr. Roberts, as a holder of limited liability company interests in our manger, received $0 and $40,000 for the years ended December 31, 2020 and 2019, respectively, as a result of distributions from our manger to its interest holders, which is included in “Other Compensation” in the table above. See Item 1 “Business—Our Manager—Overview of Our Manager” for information regarding the ownership of our manager.

Employment Agreements

As noted above, Mr. Roberts is not an employee of our company.

On January 14, 2021, we entered into an employment agreement with Mr. Amond setting forth the terms of Mr. Amond’s employment as our Chief Financial Officer. Pursuant to the terms of the employment agreement, we agreed to pay Mr. Amond an annual base salary of $240,000, consisting of $80,000 for each of our three portfolio companies (Asien’s, Kyle’s and Neese), up to a maximum aggregate annual base salary of $300,000 upon the addition of a fourth portfolio company. Mr. Amond is also eligible for a bonus of up to 50% of his base salary, based on metrics in excess of present earnings targets to be agreed upon by Mr. Amond and our board of directors. If Mr. Amond is terminated by us without cause, he will be entitled to 6 months of base compensation, which will be paid in lump sum within two weeks of the separation date. The employment agreement also provides that Mr. Amond is entitled to twenty (20) working days of vacation per year and that he is eligible to participate in the standard benefits plans offered to similarly situated employees by us from time to time, subject to plan terms and generally applicable our policies. Pursuant to the employment agreement, Mr. Amond agreed not compete with our company during his employment or for one year after his employment ends, and he may not solicit any of our employees or consultants for a period of two years after his employment ends. The employment agreement also contains customary confidentiality provisions. Mr. Amond’s employment is at-will and Mr. Amond may resign upon 90 days’ notice.

Other Compensation

Our company does not provide any nonqualified deferred compensation arrangements or qualified or non-qualified pension plans to our named executive officers. The named executive officers have not been granted any options or other equity-based awards with respect to our common shares. As of December 31, 2020, the named executive officers did not hold any options or other equity-based awards with respect to our common shares.

Director Compensation

The table below sets forth the compensation to our directors during the fiscal year ended December 31, 2020.

Name	Option Awards ($)(1)	Total ($)
Ellery W. Roberts	-	-
Robert D. Barry	63,795	63,795
Paul A. Froning	127,591	127,591

(1)	On May 11, 2020, we granted options to Paul A. Froning and Robert D. Barry to purchase 60,000 and 30,000 common shares, respectively, each at an exercise price of $2.50 per share. The amount is equal to the aggregate grant-date fair value with respect to the awards, computed in accordance with FASB ASC Topic 718.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common shares as of April 14, 2021 by (i) each of our named executive officers and directors; (ii) all of our named executive officers and directors as a group; and (iii) each person who is known by us to beneficially own more than 5% of our common shares. Unless otherwise specified, the address of each of the persons set forth below is c/o our company, 590 Madison Avenue, 21st Floor, New York, NY 10022.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Ellery W. Roberts, Chairman and Chief Executive Officer	Common Shares	1,448,500	29.91%
Jay Amond, Chief Financial Officer	Common Shares	0	*
Robert D. Barry, Director	Common Shares	17,500	*
Paul A. Froning, Director	Common Shares	60,000	1.24%
All executive officers and directors (4 persons)	Common Shares	1,526,000	31.51%
Edward J. Tobin (3)	Common Shares	997,500	20.60%
Louis A. Bevilacqua (4)	Common Shares	337,500	6.97%
Stephen Mallatt, Jr. and Rita Mallatt (5)	Common Shares	700,000	14.45%
Leonite Capital LLC (6)	Common Shares	401,771	8.30%

*	Less than 1%

(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to our common shares.

(2)	A total of 4,842,851 common shares are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of April 14, 2021. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(3)	The address of Edward J. Tobin is 235 West End Ave, #17B, New York, NY 10023.

(4)	The address of Louis A. Bevilacqua is 1050 Connecticut Ave., NW, Suite 500, Washington, DC 20036.

(5)	The address of Stephen Mallatt, Jr. and Rita Mallatt is 2950 E. Lucca Dr., Meridian, ID 83642.

(6)	Avi Geller is the Chief Investment Officer of Leonite Capital LLC and has voting and investment power over the securities held by it. Mr. Geller disclaims beneficial ownership of the shares held by Leonite Capital LLC except to the extent of his pecuniary interest, if any, in such shares. The address of Leonite Capital LLC is 1 Hillcrest Center Dr, Suite 232, Spring Valley, NY 10977.

Changes in Control

We do not currently have any arrangements which if consummated may result in a change of control of our company.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of our 2019 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation” above). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

●	Our Chief Executive Officer, Ellery W. Roberts, controls our manager. Our relationship with our manager is governed principally by the following two agreements: (1) the management services agreement and offsetting management services agreements relating to the management services our manager will perform for us and the businesses we own and the management fee to be paid to our manager in respect thereof; and (2) our company’s operating agreement setting forth our manager’s rights with respect to the allocation shares it owns, including the right to receive payments of profit allocation from our company and our manager’s right to cause our company to purchase the allocation shares it owns. Our manager has also entered into an offsetting management services agreement with 1847 Neese, 1847 Asien, 1847 Cabinet and 1847 Wolo and we expect that our manager will enter into offsetting management services agreements and transaction services agreements with our future businesses directly. See Item 1 “Business—Our Manager for detailed descriptions of these agreements.

●	For the years ended December 31, 2020 and 2019, the management fee expense for our manager amounted to $503,022 and $433,784, respectively, of which $253,022 and $120,137, respectively, was paid in cash and $700,808 due to our manager is classified as a long-term accrued liability as of December 31, 2020. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management Fees” for more information regarding the management fees.

●	Our manager owns certain intellectual property relating to the term “1847.” Pursuant to the management services agreement, our manager has granted our company a non-exclusive, royalty free right to use the following intellectual property in connection with our business and operations or as may be required to comply with applicable law: (i) 1847 Holdings LLC; (ii) 1847 Partners LLC; (iii) www.1847holdings.com; and (iv) www.1847partners.com. Our company is permitted to sublicense the use of this intellectual property to any of our subsidiaries to use in connection with their business or as may be required by law. Our company and any businesses that we acquire must cease using the intellectual property described above entirely in their businesses and operations within 180 days of our termination of the management services agreement. The sublicense provisions of the management services agreement would require our company and its businesses to change their names to remove any reference to the term “1847” or any reference to the intellectual property licensed to them by our manager. This also would require us to create and market a new name and expend funds to protect that name.

●	As of December 31, 2020 and 2019, our manager has funded our company $71,358 and $62,499 in related party advances, respectively. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

●	From time to time, we have received advances from Mr. Roberts to meet short-term working capital needs. As of December 31, 2020 and 2019, a total of $118,834 in advances are outstanding. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

●	As of December 31, 2020 and 2019, our manager has funded $71,358 and $62,499 to us in related party advances, respectively. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

●	On January 3, 2018, we issued a grid promissory note to our manager in the initial principal amount of $50,000. The note provided that we could request additional advances from our manager up to an aggregate additional amount of $150,000. On December 7, 2020, parties amended and restated the note for a new principal amount of $56,900 and maturity date of December 7, 2021. Interest on the note accrues on the unpaid portion of the principal amount and the outstanding portion of all advances at a fixed rate of 8% per annum. If all or a portion of the principal amount or any advance under the note, or any interest payable thereon is not paid when due (whether at the stated maturity, by acceleration or otherwise), such overdue amount shall bear interest at a rate of 12% per annum. In the event that we complete a financing that includes an uplisting of our common shares to a national exchange, then we must, contemporaneously with the closing of such financing transaction, repay the entire outstanding principal, outstanding advances, and accrued and unpaid interest on the note. The note is unsecured and contains customary events of default. As of December 31, 2020 and 2019, our manager has advanced $56,900 and $119,400 of the note and we have accrued interest of $25,159 and $17,115, respectively.

●	On March 3, 2017, Neese entered into an agreement of lease with K&A Holdings, LLC, a limited liability company that is wholly-owned by the officers of Neese. See Item 2 “Properties” for more information regarding this lease. Under terms of a term loan agreement with Home State Bank, we may not pay salary or rent to such officers of Neese in excess of $100,000 per year beginning on the date of the term loan agreement, June 13, 2018. We are accruing monthly rent, but because of the limitation in the term loan, $300,000 and $200,000 of accrued rent is classified as a long-term accrued liability as of December 31, 2020 and 2019, respectively.

●	On September 1, 2020, Kyle’s entered into an industrial lease agreement with Stephen Mallatt, Jr. and Rita Mallatt, who are officers of Kyle’s and significant shareholders of our company. See Item 2 “Properties” for more information regarding this lease.

Director Independence

Our board of directors has determined that Paul A. Froning is independent within the meaning of the rules of the Nasdaq Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to us for professional services rendered for the fiscal years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
Audit Fees	$118,780	$79,000
Audit-Related Fees	318,402	85,300
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$437,182	$164,300

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit service performed by Sadler, Gibb & Associates, LLC for our financial statements as of and for the year ended December 31, 2020.

PART IV

ITEM 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(a)	List of Documents Filed as a Part of This Report:

(1)	Index to Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2020 and 2019

Consolidated Statements of Operations for the Years Ended December 31, 2020 and 2019

Consolidated Statement of Shareholders’ Deficit for the Years Ended December 31, 2020 and 2019

Consolidated Statements of Cash Flows for the Years Ended December 31, 2020 and 2019

Notes to Consolidated Financial Statements

(2)	Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the financial statements or the notes thereto, or because it is not required.

(3)	Index to Exhibits:

See exhibits listed under Part (b) below.

(b)	Exhibits:

Exhibit No.	Description
3.1	Certificate of Formation of 1847 Holdings LLC (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed on February 7, 2014)
3.2	Second Amended and Restated Operating Agreement of 1847 Holdings LLC, dated January 19, 2018 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 22, 2018)
4.1*	Description of Securities of 1847 Holdings LLC
4.2	Amended and Restated Share Designation of Series A Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on April 1, 2021)
4.3	Form of Common Share Purchase Warrant relating to 2020 private placement (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on October 7, 2020)
4.4	Form of Common Share Purchase Warrant relating to March 2021 private placement (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on April 1, 2021)
10.1	Form of Securities Purchase Agreement relating to 2020 private placement (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on October 7, 2020)
10.2	Form of Securities Purchase Agreement relating to March 2021 private placement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 1, 2021)
10.3	Subscription Agreement, dated March 29, 2021, between 1847 Holdings LLC and 1847 Wolo Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 1, 2021)
10.4	Management Services Agreement, dated April 15, 2013, between 1847 Holdings LLC and 1847 Partners LLC (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1/A filed on March 14, 2014)
10.5	Amendment No. 1 to Management Services Agreement, dated September 15, 2013, between 1847 Holdings LLC and 1847 Partners LLC (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 filed on February 7, 2014)
10.6	Management Services Agreement, dated March 3, 2017, between 1847 Neese Inc. and 1847 Partners LLC (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed March 9, 2017)
10.7	Management Services Agreement, dated April 5, 2019, between 1847 Goedeker Inc. and 1847 Partners LLC (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed April 8, 2019)
10.8	Amendment No. 1 to Management Services Agreement, dated April 21, 2020, between 1847 Goedeker Inc. and 1847 Partners LLC (incorporated by reference to Exhibit 10.5 to the Post-Effective Amendment No. 1 on Form S-1 filed on September 3, 2020)

10.9	Management Services Agreement, dated May 28, 2020, between 1847 Asien Inc. and 1847 Partners LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed June 3, 2020)
10.10	Management Services Agreement, dated August 21, 2020, by and between 1847 Cabinet Inc. and 1847 Partners LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on October 7, 2020)
10.11	Management Services Agreement, dated August 21, 2020, by and between 1847 Cabinet Inc. and 1847 Partners LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on October 7, 2020)
10.12	Management Services Agreement, dated March 30, 2021, by and between 1847 Wolo Inc. and 1847 Partners LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on April 5, 2021)
10.13	Management Fee Subordination Agreement, dated March 30, 2021, by 1847 Partners LLC and 1847 Wolo Inc. to and for the benefit of Sterling National Bank (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on April 5, 2021)
10.14	Stock Purchase Agreement, dated March 27, 2020, among 1847 Asien Inc., Asien’s Appliance, Inc., Joerg Christian Wilhelmsen and Susan Kay Wilhelmsen, as Trustees of the Wilhelmsen Family Trust, U/D/T dated May 1, 1992, and 1847 Holdings LLC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on May 15, 2020)
10.15	Amendment No. 1 to Stock Purchase Agreement, dated May 28, 2020, among 1847 Holdings LLC, 1847 Asien Inc., Asien’s Appliance, Inc. and Joerg Christian Wilhelmsen and Susan Kay Wilhelmsen, as trustees of the Wilhelmsen Family Trust, U/D/T Dated May 1, 1992 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed June 3, 2020)
10.16	Securities Purchase Agreement, dated July 29, 2020, between 1847 Asien Inc. and Joerg Christian Wilhelmsen and Susan Kay Wilhelmsen, as trustees of the Wilhelmsen Family Trust, U/D/T Dated May 1, 1992 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed August 4, 2020)
10.17	Stock Purchase Agreement, dated August 27, 2020, among 1847 Cabinet Inc., 1847 Holdings LLC, Kyle’s Custom Wood Shop, Inc., and Stephen Mallatt, Jr. and Rita Mallatt (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 2, 2020)
10.18	Addendum to Stock Purchase Agreement, dated as of September 30, 2020, among 1847 Cabinet Inc., Kyle’s Custom Wood Shop, Inc., Stephen Mallatt, Jr. and Rita Mallatt, and 1847 Holdings LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on October 7, 2020)
10.19	Stock Purchase Agreement, dated December 22, 2020, by and among 1847 Wolo Inc., Wolo Mfg. Corp., Wolo Industrial Horn & Signal, Inc. and Barbara Solow and Stanley Solow (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 5, 2021)
10.20	Amendment No. 1 to Stock Purchase Agreement, dated March 30, 2021, by and among 1847 Wolo Inc., Wolo Mfg. Corp., Wolo Industrial Horn & Signal, Inc. and Barbara Solow and Stanley Solow (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 5, 2021)
10.21	10% Short Term Promissory Note issued by 1847 Neese Inc. and Neese, Inc. to Alan Neese and Katherine Neese on March 3, 2017 (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K filed March 9, 2017)
10.22	Business Loan Agreement, dated June 13, 2018, between Neese, Inc. and Home State Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed on July 12, 2018)
10.23	Promissory Note issued by Neese, Inc. in favor of Home State Bank on dated June 13, 2018 (incorporated by reference to Exhibit 10.2 to the Form 8-K/A filed on July 12, 2018)
10.24	Commercial Security Agreement, dated June 13, 2018, between Neese, Inc. and Home State Bank (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K/A filed on July 12, 2018)
10.25	Change in Terms Agreement, dated July 30, 2020, between Neese, Inc. and Home State Bank (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on August 5, 2020)
10.26	8% Subordinated Amortizing Promissory Note issued by 1847 Asien Inc. to Joerg Christian Wilhelmsen and Susan Kay Wilhelmsen, as trustees of the Wilhelmsen Family Trust, U/D/T Dated May 1, 1992, on May 28, 2020 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed June 3, 2020)
10.27	Demand Promissory Note issued by 1847 Asien Inc. to Joerg Christian Wilhelmsen and Susan Kay Wilhelmsen, as trustees of the Wilhelmsen Family Trust, U/D/T Dated May 1, 1992, on May 28, 2020 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed June 3, 2020)
10.28	Agreement of Sale of Future Receipts, dated May 28, 2020, between 1847 Asien Inc., Asien’s Appliance, Inc. and TVT Direct Funding LLC (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed June 3, 2020)

10.29		Promissory Note and Security Agreement, dated July 10, 2020, by Asien’s Appliance, Inc. in favor of Arvest Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed July 21, 2020)
10.30		6% Amortizing Promissory Note issued by 1847 Asien Inc. to Joerg Christian Wilhelmsen and Susan Kay Wilhelmsen, as trustees of the Wilhelmsen Family Trust, U/D/T Dated May 1, 1992, on July 29, 2020 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed August 4, 2020)
10.31		Inventory Financing Agreement, dated September 25, 2020, between Wells Fargo Commercial Distribution Finance, LLC and Asien’s Appliance, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 1, 2020)
10.32		Guaranty, dated September 25, 2020, by 1847 Asien Inc. and 1847 Holdings LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on October 1, 2020)
10.33		8% Vesting Promissory Note, dated September 30, 2020, issued by 1847 Cabinet Inc. to Stephen Mallatt, Jr. and Rita Mallatt (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on October 7, 2020)
10.34		Secured Promissory Note, dated September 30, 2020, issued by 1847 Holdings LLC to 1847 Cabinet Inc. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on October 7, 2020)
10.35		Amended and Restated Secured Promissory Note, dated December 11, 2020, issued by 1847 Holdings LLC to 1847 Cabinet Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 11, 2020)
10.36		6% Secured Promissory Note, dated March 30, 2021, issued by 1847 Wolo Inc. to Barbara Solow and Stanley Solow (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on April 5, 2021)
10.37		Subordination and Standby Agreement., dated March 30, 2021, among Sterling National Bank, Wolo Mfg. Corp., Wolo Industrial Horn & Signal, Inc., and 1847 Wolo Inc. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on April 5, 2021)
10.38		Credit Agreement, dated March 30, 2021, among Sterling National Bank, Wolo Mfg. Corp., Wolo Industrial Horn & Signal, Inc. and 1847 Wolo Inc. (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on April 5, 2021)
10.39		Revolving Credit Note issued by Wolo Mfg. Corp., Wolo Industrial Horn & Signal, Inc., and 1847 Wolo Inc. to Sterling National Bank on March 30, 2021 (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on April 5, 2021)
10.40		Term Note issued by Wolo Mfg. Corp., Wolo Industrial Horn & Signal, Inc., and 1847 Wolo Inc. to Sterling National Bank on March 30, 2021 (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on April 5, 2021)
10.41		Security Agreement, dated March 30, 2021, by Wolo Mfg. Corp., Wolo Industrial Horn & Signal, Inc., and 1847 Wolo Inc. to Sterling National Bank (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on April 5, 2021)
10.42		Patent and Trademark Security Agreement, dated March 30, 2021, by and between Wolo Mfg. Corp., Wolo Industrial Horn & Signal, Inc., 1847 Wolo Inc. and Sterling National Bank (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed on April 5, 2021)
10.43		Collateral Pledge Agreement, date March 30, 2021 by Wolo Mfg. Corp., Wolo Industrial Horn & Signal, Inc., and 1847 Wolo Inc. in favor of Sterling National Bank (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed on April 5, 2021)
10.44		Grid Promissory Note issued by 1847 Holdings LLC in favor of 1847 Partners LLC on dated January 3, 2018 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed January 4, 2018)
10.45		Amended and Restated Grid Promissory Note, dated December 7, 2020, issued by 1847 Holdings LLC to 1847 Partners LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 11, 2020)
10.46		Agreement of Lease, dated March 3, 2017, between K&A Holdings, LLC and Neese, Inc. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed March 9, 2017)
10.47*	‘	Industrial Lease, dated September 1, 2020, between Kyle’s Custom Wood Shop, Inc. and Stephen Mallatt, Jr. and Rita Mallatt
10.48		Employment Agreement, dated January 14, 2021, between 1847 Holdings LLC and Jay Amond (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed January 21, 2021)
10.49		Stock Option Agreement, dated May 11, 2020, between 1847 Holdings LLC and Paul A. Froning (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed May 14, 2020)
10.50		Stock Option Agreement, dated May 11, 2020, between 1847 Holdings LLC and Robert D. Barry (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed May 14, 2020)

14.1	Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K filed on April 15, 2015)
21.1*	List of Subsidiaries of the registrant
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certifications of Principal Financial and Accounting Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

ITEM 16.	FORM 10-K SUMMARY.

None.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of 1847 Holdings LLC:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of 1847 Holdings LLC (“the Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, shareholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2020 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) related to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Acquisitions – Refer to Note 10 to the financial statements

Critical Audit Matter Description

During the year ended December 31, 2020, the Company completed two business acquisitions. On May 28, 2020, the Company acquired 100% of the outstanding capital stock of Asien’s Appliance, Inc. for an aggregate purchase price of $2,125,000. On September 30, 2020, the Company acquired 100% of the outstanding capital stock of Kyle’s Custom Wood Shop, Inc. for an aggregate purchase price of $6,500,000. The Company accounted for these two acquisitions as business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed at fair value as of the transaction dates. The Company utilized a third-party valuation specialist to assist in determining the fair value of the consideration granted and identifiable intangible assets acquired in each acquisition. We identified the estimation of the fair value of the consideration transferred, assets acquired, and liabilities assumed in these acquisitions as a critical audit matter.

We identified the valuation of the consideration transferred, assets acquired, and liabilities assumed as a critical audit matter because of the significant estimates and assumptions management made to determine the fair value of certain of these assets. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of valuation methodologies applied and the assumptions used such as forecasted sales growth rates, cash flows, attrition rates, market-based royalty rates, and estimated discount rates. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the following:

●	We evaluated management’s and the valuation specialist’s identification of assets acquired and liabilities assumed.

●	We obtained management’s purchase price allocation detailing fair values assigned to acquired tangible and intangible assets.

●	We obtained valuation report prepared by valuation specialist engaged by management to assist in the purchase price allocation, including determination of fair values assigned to acquired intangible assets, and examined valuation methods used and qualifications of specialist.

●	We examined the completeness and accuracy of the underlying data supporting the significant assumptions and estimates used in the valuation report, including historical and projected financial information.

●	We evaluated the accuracy and completeness of the financial statement presentation and disclosure of the acquisitions.

In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in the evaluations of the valuation methodologies deployed and the reasonableness of the significant assumptions used.

Accounting for Issuance of Preferred Stock – Refer to Note 17 to the financial statements

Critical Audit Matter Description

During the year ended December 31, 2020, the Company sold 2,632,278 preferred stock units at $1.90 per share for total proceeds of $5,001,324. Each Unit consisted of one share of Senior Series A Preferred Stock and one warrant to purchase one share of Common Share. The accounting for the transaction required management to assess as to whether: (1) any embedded features required bifurcation and separate valuation related to the preferred stock instrument; (2) the preferred stock instrument qualifies for permanent equity presentation; and (3) whether the warrants meet equity classification requirements. Additionally, the transaction required management to perform an analysis on the embedded conversion features to discern whether such conversion features were beneficial conversion features requiring separate classification within equity in the consolidated financial statements. During the year ended December 31, 2020, the Company recognized a total of approximately $2,874,478 related to the determined beneficial conversion features.

How the Critical Audit Matter was Addressed in the Audit

Auditing management’s determination of the accounting for these transactions was challenging due to the complexity and significant judgement involved in assessing the embedded features of the convertible notes for separate accounting, and assessing the determination of whether the conversion feature should be accounted for as a beneficial conversion feature within equity in the consolidated financial statements.

Our audit procedures consisted of the following, among others:

●	We inspected and reviewed the designation document for the establishment of the Series A Senior Convertible Preferred Stock and the documents related to the issuance of the instrument to the investors.

●	We evaluated the reasonableness of the conclusions made by the Company related to the accounting treatment for embedded conversion feature and classification and presentation of the instrument as a whole in the consolidated balance sheet, including the Company’s consideration of relevant accounting standards.

●	We obtained preferred stock issuance valuation report prepared by valuation specialist engaged by management and evaluated the reasonableness of the valuation methodology and related assumptions used and qualifications of specialist.

●	We tested the value of the recognized beneficial conversion features by assessing the reasonableness of the assumptions and inputs used in the calculation including recalculating such amounts.

Professionals with specialized skill and knowledge were utilized by the Firm to assist in the evaluation of the Company’s accounting for the issuance of the Series A Senior Convertible Preferred Stock.

Spin-off of 1847 Goedeker Inc. – Refer to Note 21 to the financial statements

On October 23, 2020, the Company spun off its majority-owned subsidiary, 1847 Goedeker Inc. on a pro rata basis to the common shareholders of the company, subject to a profit allocation interest. The execution of the spin off triggered a required profit allocation payment to the holders of the Company’s Allocation Shares (the Company’s Manager) in accordance with the Company’s operating agreement. The payment was in the form of a distribution of 1847 Goedeker Inc. shares.

How the Critical Audit Matter was Addressed in the Audit

We determined the evaluation of the accounting for the spin-off of 1847 Goedeker Inc. and the determination and valuation of the related manager profit allocation to be a critical audit matter due to the complexity of the transaction and the complexity involved in the Company’s determination of the appropriate accounting treatment. Auditing the accounting for the spin-off and related profit distribution involved a high degree of auditor judgement and specialized skills and knowledge were needed.

Our audit procedures consisted of the following, among others:

●	We tested the accounting for the spin off, including assessing whether the spin off was pro rata in nature and accounted for in accordance with applicable accounting guidance.

●	We obtained and reviewed the Second Amended and Restated Operating Agreement which outlines the terms for determination of the profit interest allocation and the related calculation to evaluate whether the Company’s accounting was consistent with such requirements and applicable accounting standards

●	We evaluating the reasonableness of the conclusions made by the Company related to the accounting treatment for the distribution event including the presentation of transaction as a whole in the consolidated balance sheet, the statement of shareholders’ equity, and the footnotes to the consolidated financial statements.

Going Concern

Critical Audit Matter Description

As described further in Note 3 to the financial statements, the Company has incurred losses since inception, has negative cash flows from operations, and has an accumulated deficit. Accordingly, the Company has determined that these factors raise substantial doubt about its ability to continue as a going concern. However, management believes, based on the Company’s operating plan, that current working capital and current and expected additional financing is sufficient to fund operations and satisfy the Company’s obligations as they come due for at least one year from the financial statement issuance date.

We determined the Company’s ability to continue as a going concern is a critical audit matter due to the estimation and uncertainty regarding the Company’s future cash flows, available capital and the risk of bias in management’s judgments and assumptions in their determination.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the following:

●	We performed testing procedures such as analytical procedures to identify conditions and events that indicate there could be substantial doubt about the entity's ability to continue as a going concern for a reasonable period of time.

●	We reviewed and evaluated management's plans for dealing with adverse effect of these conditions and events.

●	We inquired of Company management and reviewed company records to assess whether there are additional factors that contribute to the uncertainties disclosed.

●	We assessed whether the Company’s determination that risk that there is substantial doubt about its ability to continue as a going concern was alleviated by management’s plans was adequately disclosed.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2017.

Draper, UT

April 15, 2021

1847 HOLDINGS LLC

CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019
ASSETS
Current Assets
Cash	$1,393,368	$174,290
Restricted cash	403,811	-
Accounts receivable, net	859,720	591,369
Inventories, net	2,327,833	235,342
Contract assets	70,230	-
Prepaid expenses and other current assets	819,568	230,690
Discontinued operations – current assets	-	4,494,402
TOTAL CURRENT ASSETS	5,874,530	5,726,093
Investments	276,270	-
Property and equipment, net	2,324,347	3,181,821
Operating lease right of use assets	859,034	565,080
Goodwill	6,011,984	22,166
Intangible assets, net	3,893,400	14,733
Deferred tax asset	-	-
Other assets	375	375
Discontinued operations – long-term assets	-	9,784,524
TOTAL ASSETS	$19,239,940	$19,294,792

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,043,412	$1,552,410
Floor plan payable	-	10,581
Current portion of operating lease liability	134,527	63,253
Advances, related party	190,192	43,833
Line of credit	301,081	-
Due to seller	33,630	-
Note payable – related party	56,900	119,400
Notes payable – current portion	875,728	3,299,364
Contract liabilities	77,403	-
Customer deposits	3,370,957	-
Current portion of financing lease liability	-	358,584
Discontinued operations – current liabilities	-	11,215,928
TOTAL CURRENT LIABILITIES	8,083,830	16,663,353
Operating lease liability – long term, net of current portion	725,284	501,827
Notes payable – long term, net of current portion	5,824,686	1,025,000
Deferred tax liability	-	62,800
Accrued expenses – long term, related party	1,359,990	905,780
Financing lease liability, net of current portion	-	275,874
Discontinued operations – long-term liabilities	-	3,858,952
TOTAL LIABILITIES	$15,993,790	$23,293,586
1847 HOLDINGS SHAREHOLDERS’ EQUITY (DEFICIT)
Allocation shares, 1,000 shares issued and outstanding	1,000	1,000
Series A convertible preferred stock, 3,157,895 authorized, 2,632,278 outstanding as of December 31, 2020	2,971,427	-
Distribution receivable	(2,000,000)	-
Common Shares, 500,000,000 shares authorized, 4,444,013 and 3,165,625 shares issued and outstanding as of December 31, 2020 and 2019, respectively	4,444	3,165
Additional paid-in capital	17,005,491	442,014
Accumulated deficit	(13,856,973)	(4,402,043)
TOTAL 1847 HOLDINGS SHAREHOLDERS’ EQUITY (DEFICIT)	4,125,389	(3,955,864)
NON-CONTROLLING INTERESTS	(879,239)	(42,930)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	3,246,150	(3,998,794)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$19,239,940	$19,294,792

The accompanying notes are an integral part of these consolidated financial statements

1847 HOLDINGS LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2020	2019
REVENUES
Services	$3,379,655	$4,201,414
Sales of parts and equipment	3,322,944	2,178,611
Construction	1,120,224	-
Furniture and appliances revenue	7,625,222	-
TOTAL REVENUE	15,448,045	6,380,025
OPERATING EXPENSES
Cost of sales	9,406,228	1,830,067
Personnel costs	2,553,589	2,228,194
Depreciation and amortization	1,447,077	1,352,874
Fuel	378,115	718,495
General and administrative	4,185,442	1,569,149
TOTAL OPERATING EXPENSES	17,970,451	7,698,779
NET LOSS FROM OPERATIONS	(2,522,406)	(1,318,754)
OTHER INCOME (EXPENSE)
Financing costs	(205,075)	(32,400)
Loss on extinguishment of debt	(382,681)	-
Interest expense	(460,559)	(523,780)
Other income (expense)	(24,271)
Gain on sale of property and equipment	130,749	57,603
TOTAL OTHER INCOME (EXPENSE)	(941,837)	(498,577)
NET LOSS BEFORE INCOME TAXES	(3,464,243)	(1,817,331)
INCOME TAX BENEFIT	(431,631)	(504,060)
NET LOSS FROM CONTINUING OPERATIONS	$(3,032,612)	$(1,313,271)

NET LOSS FROM DISCONTINUED OPERATIONS
Loss from discontinued operations before income taxes	(10,964,688)	(2,766,453)
Less provision for income taxes for discontinued operations	(698,303)	698,303
Net loss from discontinued operations	(11,662,991)	(2,068,150)
Less net income from discontinued operations attributable to noncontrolling interests	4,491,220	620,445
Net loss from discontinued operations attributable to 1847 Holdings common shareholders	(7,171,771)	(1,447,705)

NET LOSS	(10,204,383)	(2,760,976)
LESS NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	(595,731)	(514,019)
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(9,608,652)	$(2,246,957)
DEEMED DIVIDEND RELATED TO ISSUANCE OF PREFERRED STOCK	$3,051,478	$-
DISTRIBUTION – ALLOCATION SHARES	5,985,000	-
1847 GOEDEKER SPIN-OFF DIVIDEND	283,257	-
NET LOSS ATTRIBUTABLE TO 1847 HOLDINGS SHAREHOLDERS	$(18,928,387)	$(2,246,957)

Net Loss Per Common Share from continuing operations: Basic and diluted	$(0.82)	$(0.42)
Net Loss Per Common Share from discontinued operations: Basic and diluted	$(3.16)	$(0.66)
Net Loss Per Common Share: Basic and diluted	$(2.60)	$(0.71)
Weighted-average number of common shares outstanding: Basic and diluted	3,692,429	3,147,918

The accompanying notes are an integral part of these consolidated financial statements

1847 HOLDINGS LLC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Allocation	Preferred Shares		Common Shares		Additional Paid-In	Accumulated	Non- Controlling	Distribution	Shareholders’
	Shares	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	receivable	Deficit
BALANCE – January 1, 2019	$1,000	-	$-	3,115,625	$3,115	$11,891	$(2,155,084)	$112,011		$(2,027,067)
Non-controlling interest granted in the acquisition of Goedeker								979,523		979,523
Common shares and warrants issued in connection with convertible note payable	-	-	-	50,000	50	430,123	-	-		430,173
Net loss	-	-	-	-	-	-	(2,246,959)	(1,134,464)		(3,381,423)
BALANCE – December 31, 2019	$1,000	-	$-	3,165,625	$3,165	$442,014	$(4,402,043)	$(42,930)		$(3,998,794)
Common shares issued in connection with Asien acquisition	-	-	-	415,000	415	1,037,085	-	-		1,037,500
Common shares issued for service	-	-	-	100,000	100	244,900	-	-		245,000
Common shares issued upon partial conversion of convertible note payable	-	-	-	100,000	100	274,900	-	-		275,000
Warrants issued in connection with convertible note payable	-	-	-	-	-	448,211	-	118,500		566,711
Fair value of stock options	-	-	-	-	-	191,386	-	-		191,386
Common shares issued in connection with Kyle’s acquisition	-	-	-	700,000	700	3,674,300	-	-		3,675,000
Issuance of warrants for services	-	-	-	-	-	87,550	-	-		87,550
Common shares issued upon warrant exercise	-	-	-	230,000	230	62,270	-	-		62,500
Common shares issued upon option exercise	-	-	-	77,500	78	149,922	-	-		150,000
Common shares issued upon partial conversion of convertible note payable	-	-	-	50,000	50	99,950	-	-		100,000
Purchase of common shares from seller shares, cancellation of common shares held in treasury and common share dividend to non-controlling interest	-	-	-	(394,112)	(394)	(693,314)	(57,442)	-		(751,150)
Issuance of preferred shares, net of fees	-	2,633,278	2,794,477	-	-	5,001,317	(2,874,478)	-		4,921,316
Goedeker equity	-	-	-	-	-	-	75,821	(359,078)	-	(283,257)
Goedeker profit distribution						5,985,000	(3,985,000)		(2,000,000)	-
Accrued dividends payable		-	176,950	-	-	-	(176,950)	-		-
Net loss	-	-		-	-	-	(2,436,881)	(595,731)		(3,032,612)
BALANCE – December 31, 2020	$1,000	2,633,278	$2,971,427	4,444,013	$4,444	$17,005,491	$(13,856,973)	$(879,239)	$(2,000,000)	$3,246,150

The accompanying notes are an integral part of these consolidated financial statements

1847 HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2020	2019
OPERATING ACTIVITIES
Net loss	$(10,204,383)	$(2,760,978)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss from discontinued operations	7,171,771	1,447,705
Gain on sale of property and equipment	(130,748)	(57,603)
Depreciation and amortization	1,447,077	1,352,872
Stock compensation	523,936	-
Loss on extinguishment of debt	382,681	-
Amortization of financing costs	-	5,458
Amortization of original interest discount	100,511	-
Amortization of operating lease right-of-use assets	79,184	59,077
Changes in operating assets and liabilities:
Accounts receivable	352,490	(41,801)
Inventory	(635,003)	252,348
Prepaid expenses and other assets	(533,745)	(18,794)
Accounts payable and accrued expenses	949,154	452,432
Other current liabilities	-	-
Operating lease liability	(79,184)	(59,077)
Customer deposits	965,254	-
Deferred taxes and uncertain tax position	(146,800)	(309,800)
Change on contract liabilities	85,761	-
Due to related parties	7,140	7,000
Accrued expense long-term	454,209	453,921
Net cash provided by operating activities from continuing operations	789,305	782,760
Net cash provided by (used in) operating activities from discontinued operations	3,137,175	(2,706,053)
Net cash provided by (used in) operating activities	3,926,480	(1,923,293)
INVESTING ACTIVITIES
Cash acquired in acquisitions	1,409,936	-
Investment in certificates of deposits	(276,270)	-
Proceeds from the sale of property and equipment	209,500	143,711
Purchase of property and equipment	(159,234)	(188,832)
Net cash provided by investing activities from continuing operations	1,183,932	(45,121)
Net cash provided by (used in) investing activities from discontinued operations	(51,059)	(2,200)
Net cash provided by investing activities	1,132,873	(47,321)
FINANCING ACTIVITIES
Repayments of short-term borrowings	-	(98,519)
Proceeds from notes payable	969,697	27,000
Repayment of notes payable	(1,512,684)	(304,052)
Repayment of floor plan	(10,581)	-
Proceeds (repayment) of grid note	(62,500)	2,400
Net borrowings from lines of credit	301,081	-
Proceeds from exercise of stock options and warrants	212,500	-
Payment to seller	(4,356,162)	-
Proceeds from issuance of preferred shares, net of costs	4,921,315	-
Financing fees	(113,831)	-
Proceeds from vehicle loan	21,968	-
Repayment of financing lease	(721,151)	(524,058)
Net cash used in financing activities from continuing operations	(350,348)	(897,229)
Net cash provided by financing activities from discontinued operations	4,981,959	2,772,723
Net cash provided by (used in) financing activities	4,631,611	1,875,494
NET CHANGE IN CASH AND RESTRICTED CASH – Continuing Operations	1,622,889	(159,590)
NET CHANGE IN CASH AND RESTRICTED CASH – Discontinuing Operations	8,068,075	64,470
CASH AND RESTRICTED CASH AVAILABLE – Discontinuing Operations	(8,068,075)	(64,470)
CASH AND RESTRICTED CASH – Continuing Operations
Beginning of period	174,290	333,880
End of period	$1,797,179	$174,290

The accompanying notes are an integral part of these consolidated financial statements

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

NOTE 1—ORGANIZATION AND NATURE OF BUSINESS

1847 Holdings LLC (the “Company”) was formed under the laws of the State of Delaware on January 22, 2013. The Company is in the business of acquiring small businesses in a variety of different industries.

On March 3, 2017, the Company’s wholly owned subsidiary 1847 Neese Inc., a Delaware corporation (“1847 Neese”), entered into a stock purchase agreement with Neese, Inc., an Iowa corporation (“Neese”), and Alan Neese and Katherine Neese (the “Neese Sellers”), pursuant to which 1847 Neese acquired all of the issued and outstanding capital stock of Neese on March 3, 2017. As a result of this transaction, 1847 Neese owns 55% of 1847 Neese, with the remaining 45% held by the sellers.

On March 27, 2020, the Company and the Company’s wholly owned subsidiary 1847 Asien Inc., a Delaware corporation (“1847 Asien”), entered into a stock purchase agreement with Asien’s Appliance, Inc., a California corporation (“Asien’s”), and Joerg Christian Wilhelmsen and Susan Kay Wilhelmsen, as trustees of the Wilhelmsen Family Trust, U/D/T Dated May 1, 1992 (the “Asien’s Seller”), pursuant to which 1847 Asien acquired all of the issued and outstanding stock of Asien’s on May 28, 2020 (see Note 10). As a result of this transaction, the Company owns 95% of 1847 Asien, with the remaining 5% held by a third party, and 1847 Asien owns 100% of Asien’s.

On August 27, 2020, the Company and the Company’s wholly owned subsidiary 1847 Cabinet Inc., a Delaware corporation (“1847 Cabinet”), entered into a stock purchase agreement with Kyle’s Custom Wood Shop, Inc., an Idaho corporation (“Kyle’s”), and Stephen Mallatt, Jr. and Rita Mallatt (the “Kyle’s Sellers”), pursuant to which 1847 Cabinet acquired all of the issued and outstanding stock of Kyle’s on September 30, 2020 (see Note 10). As a result of this transaction, the Company owns 92.5% of 1847 Cabinet, with the remaining 7.5% held by a third party, and 1847 Cabinet owns 100% of Kyle’s.

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared without audit in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and are presented in US dollars.

The results of Goedeker are included within discontinued operations for the years ended December 31, 2020 and 2019, respectively. The Company retrospectively updated the consolidated financial statements as of and for the years ended December 31, 2020 and 2019, respectively, to reflect this change.

Accounting Basis

The Company uses the accrual basis of accounting and GAAP. The Company has adopted a calendar year end.

Proposed Acquisition

On February 9, 2021, the Company’s wholly-owned subsidiary 1847 Hydroponic Inc. (“1847 Hydroponic”) entered into a securities purchase agreement with GSH One Enterprises, Inc., a California corporation (d/b/a Bayside Garden Supply), Hone Brothers Retail, LLC, an Oregon limited liability company (d/b/a Endless Summer Garden Supply), and Hone Brothers Retail Tulsa LLC, an Oklahoma limited liability company (d/b/a Endless Summer Garden Supply) (the “Garden Companies”) and the sellers named therein, pursuant to which 1847 Hydroponic agreed to acquire all of the issued and outstanding capital stock or other equity securities of the Garden Companies for an aggregate purchase price of $100,000,000, subject to adjustment, consisting of (i) $90,000,000 in cash and (ii) a three-year 8% secured subordinated convertible promissory note in the aggregate principal amount of $10,000,000. The closing of the securities purchase agreement is subject to standard closing conditions and has not yet been completed.

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

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

Impact of COVID-19

The impact of COVID-19 on the Company’s business has been considered in management’s estimates and assumptions; however, it is too early to know the full impact of COVID-19 or its timing on a return to more normal operations. Further, the recently enacted Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) provides for economic assistance loans through the United States Small Business Administration (the “SBA”). On April 10, 2020 and April 28, 2020, Neese and Asien’s received $383,600 and $357,500, respectively, in Paycheck Protection Program (“PPP”) loans from the SBA under the CARES Act. The PPP provides that the PPP loans may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. Neese and Asien’s intend to use the proceeds from the PPP loans for qualifying expenses and to apply for forgiveness of the PPP loans in accordance with the terms of the CARES Act.

Reclassifications

Certain Statements of Operations reclassifications have been made in the presentation of the Company’s prior financial statements and accompanying notes to conform to the presentation as of and for the year ended December 31, 2020. The Company reclassified certain operating expense accounts in the Consolidated Statement of Operations. The reclassification had no impact on financial position, net income, or shareholder’s equity.

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

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

Disaggregated revenue for the Retail and Appliances Segment by sales type for the period from May 29, 2020 (date of acquisition) to December 31, 2020 is as follows:

Period May 29, 2020 to December 31, 2020
Appliance sales	$7,563,547
Other sales	61,675
Total revenue	$7,625,222

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

If Neese continued to apply legacy revenue recognition guidance for year ended December 31, 2020, revenues, gross margin, and net loss would not have changed.

Substantially all of Neese’s sales are to businesses, including farmers or municipalities and very little to individuals.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

Disaggregated Revenue ‒ Neese disaggregates revenue from contracts with customers by contract type, as it believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Neese’s disaggregated revenue by sales type for the years ended December 31, 2020 and 2019 is as follows:

	Year Ended December 31,
	2020	2019
Revenues
Trucking	$923,398	$1,579,660
Waste hauling and pumping	1,588,010	1,901,314
Repairs	464,475	377,004
Other	403,772	343,436
Total services	3,379,655	4,201,414
Sales of parts and equipment	3,322,944	2,178,611
Total revenue	$6,702,599	$6,380,025

Performance Obligations ‒ Performance obligations for the different types of services are discussed below:

●	Trucking ‒ Revenues for time and material contracts are recognized when the merchandise or commodity is delivered to the destination specified in the agreement with the customer.

●	Waste Hauling and pumping ‒ Revenues for waste hauling and pumping is recognized when the hauling, pumping, and spreading are complete.

●	Repairs ‒ Revenues for repairs are recognized upon completion of equipment serviced.

●	Sales of parts and equipment ‒ Revenues for the sale of parts and equipment are recognized upon the transfer and acceptance by the customer.

Accounts Receivable, Net ‒ Accounts receivable, net, are amounts due from customers where there is an unconditional right to consideration. Unbilled receivables of $38,000 and $121,989 are included in this balance at December 31, 2020 and 2019, respectively. The payment of consideration related to these unbilled receivables is subject only to the passage of time.

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

Neese determined that an allowance for loss of $14,614 and $29,001 was required at December 31, 2020 and 2019, respectively.

Construction Segment

Kyle’s generates revenues from providing cabinet design, construction and installation primary from cabinet-related products and supplies.

Kyle’s provides cabinet design, construction and installation services to customers with both residential and commercial projects. A majority of Kyle’s contracts are recurring work from a builder team. Kyle’s will provide pricing and work with individual homeowners, designers and builders to determine pricing options and upgrades to the base proposed contact pricing.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

Performance Obligations - For substantially all landscaping construction contracts, the Company recognizes revenue over time, as performance obligations are satisfied, on a percentage completion basis on a total project cost basis. Typical contacts will last approximately 4-6 weeks from start to the substantial completion of the project.

Significant Judgments and Estimates - For cabinet construction contracts, measuring the percent completion on an individual project requires estimates obtained by discussions with field personnel. Estimates are also used in determining the total estimated total costs of a project. These estimates and assumptions are the best information management has at the time percent complete is calculated. The Company employs the same estimation methodology on a quarterly basis.

Accounts Receivable, Net ‒ Accounts receivable, net, are amounts due from customers where there is an unconditional right to consideration.

Period October 1 to December 31, 2020
Construction sales	$1,120,224
Other sales	-
Total revenue	$1,120,224

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

Inventory

For Asien’s, inventory mainly consists of appliances that are acquired for resale and is valued at the average cost determined on a specific item basis. Inventory also consists of parts that are used in service and repairs and may or may not be charged to the customer depending on warranty and contractual relationship. For Neese, inventory consists of finished products acquired for resale and is valued at the lower-of-cost-or-market with cost determined on a specific item basis. Kyle’s typically orders inventory on a job by job basis and those jobs are put into production within hours of being received. The inventory in production is accounted for in the contact assets and liabilities and follows the percentage completion methodology. Inventories consisting of materials and supplies are stated at lower of costs or market. The Company periodically evaluates the value of items in inventory and provides write-downs to inventory based on its estimate of market conditions. The Company estimated an obsolescence allowance of $181,370 and $26,546 at December 31, 2020 and 2019, respectively.

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, certificates of deposit and amounts due to shareholders. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. A fair value hierarchy is used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The three-level hierarchy is as follows:

Level 1 – Quoted market prices in active markets for identical assets or liabilities.

Level 2 – Observable market-based inputs or inputs that are corroborated by market data.

Level 3 - Unobservable inputs that are not corroborated by market date.

The Company’s held to maturity securities are comprised of certificates of deposit.

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. As the Company had a net loss for the year ended December 31, 2020, the following 2,632,278 potentially dilutive securities were excluded from diluted loss per share: 2,632,278 for outstanding warrants. As the Company had a net loss for the year ended December 31, 2019, the following 895,565 potentially dilutive securities were excluded from diluted loss per share: 200,000 for outstanding warrants and 695,565 related to the convertible note payable and accrued interest.

Leases

The Company adopted ASC Topic 842, Leases, on January 1, 2019.

The new leasing standard requires recognition of leases on the consolidated balance sheets as right-of-use (“ROU”) assets and lease liabilities. ROU assets represent the Company’s right to use underlying assets for the lease terms and lease liabilities represent the Company’s obligation to make lease payments arising from the leases. Operating lease ROU assets and operating lease liabilities are recognized based on the present value and future minimum lease payments over the lease term at commencement date. As the Company’s leases do not provide an implicit rate, the Company used its estimated incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. A number of the lease agreements contain options to renew and options to terminate the leases early. The lease term used to calculate ROU assets and lease liabilities only includes renewal and termination options that are deemed reasonably certain to be exercised.

The Company recognized lease liabilities, with corresponding ROU assets, based on the present value of unpaid lease payments for existing operating leases longer than twelve months. The ROU assets were adjusted per ASC 842 transition guidance for existing lease-related balances of accrued and prepaid rent, and unamortized lease incentives provided by lessors. Operating lease cost is recognized as a single lease cost on a straight-line basis over the lease term and is recorded in selling, general and administrative expenses. Variable lease payments for common area maintenance, property taxes and other operating expenses are recognized as expense in the period when the changes in facts and circumstances on which the variable lease payments are based occur. The Company has elected not to separate lease and non-lease components for all property leases for the purposes of calculating ROU assets and lease liabilities.

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

The Company has generated losses since its inception and has relied on cash on hand, sales of securities, external bank lines of credit, issuance of third party and related party debt and the sale of a note to support cashflow from operations. For the year ended December 31, 2020, the Company incurred operating losses of $3,032,612 (before deducting losses attributable to non-controlling interests and excluding the loss of discontinued operations), cash flows from operations of $789,306 (excluding the cashflow from discontinued operations) and negative working capital of $1,933,026 (excluding the negative working capital from discontinued operations). In addition to the estimates of funds available from operations, the Company has unpledged assets that it believes could provide for approximately $914,000 of additional borrowings.

Management has prepared estimates of operations for fiscal year 2021 and believes that sufficient funds will be generated from operations to fund its operations, and to service its debt obligations for one year from the date of the filing of the consolidated financial statements in the Company’s Annual Report on Form 10-K, indicate improved operations and the Company’s ability to continue operations as a going concern.

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

In June 2016, the FASB issued ASU 2016-13 Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2019. This pronouncement was amended under ASU 2019-10 to allow an extension on the adoption date for entities that qualify as a small reporting company. The Company has elected this extension and the effective date for the Company to adopt this standard will be for fiscal years beginning after December 15, 2022. The Company has not completed its assessment of the standard, but does not expect the adoption to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

NOTE 3—BUSINESS SEGMENTS

Summarized financial information concerning the Company’s reportable segments is presented below:

	Year Ended December 31, 2020
	Retail & Appliances	Land Management Services	Construction	Corporate Services	Total
Revenue
Services	$-	$3,379,655	$-	$-	$3,379,655
Sales of parts and equipment	-	3,322,944		-	3,322,944
Furniture and appliances revenue	7,625,222				7,625,222
Construction	-	-	1,120,224	-	1,120,224
Total Revenue	7,625,222	6,702,599	1,120,224	-	15,448,045

Total cost of sales	5,866,414	2,874,792	665,022	-	9,406,228
Total operating expenses	1,986,775	5,000,313	681,040	896,095	8,564,223
Loss from operations	$(227,967)	$(1,172,506)	$(225,838)	$(896,095)	$(2,522,406)

	Year Ended December 31, 2019
	Retail & Appliances	Land Management Services	Construction	Corporate Services	Total
Revenue
Services	$-	$4,201,414	$-	$-	$4,201,414
Sales of parts and equipment	-	2,178,611	-	-	2,178,611
Furniture and appliances revenue	-	-	-	-	-
Total Revenue	-	6,380,025	-	-	6,380,025

Total cost of sales	-	1,830,067	-	-	1,830,067
Total operating expenses	-	5,707,272	-	161,441	5,868,713
Loss from operations	$-	$(1,157,314)	$-	$(161,441)	$(1,318,755)

NOTE 4—CASH EQUIVALENTS AND INVESTMENTS

	December 31, 2020	December 31, 2019
Cash and cash equivalents
Operating accounts	$1,393,369	$174,290
Restricted accounts	403,811	-
Subtotal	$1,797,180	$174,290

Held to Maturity Investments
Restricted accounts - certificates of deposit (4 – 24 month maturities, FDIC insured)	$276,270	$-
Subtotal	$276,270	$-

TOTAL	$2,073,450	$174,290

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

NOTE 5—DISCONTINUED OPERATIONS

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

The following information presents the major classes of line item of assets and liabilities included as part of discontinued operations in the consolidated balance sheet as of December 31, 2019. There was no balance sheet upon the completion of the Goedeker Spin-off.

December 31, 2019
Current Assets – discontinued operations:
Cash	$64,470
Accounts receivable, net	1,862,086
Vendor deposits	294,960
Inventories, net	1,380,090
Prepaid expenses and other current assets	892,796
Total current assets – discontinued operations	$4,494,402

Noncurrent Assets – discontinued operations:
Property and equipment, net	185,606
Operating lease right of use assets	2,000,755
Goodwill	4,976,016
Intangible assets, net	1,878,844
Deferred tax asset	698,303
Other assets	45,000
Total noncurrent assets	$9,784,524

Current liabilities – discontinued operations:
Accounts payable and accrued expenses	$2,465,220
Current portion of operating lease liability	422,520
Advances, related party	137,500
Lines of credit	1,250,930
Notes payable – current portion	2,068,175
Warrant liability	122,344
Convertible promissory note – current portion	584,943
Customer deposits	4,164,296
Total current liabilities – discontinued operations	$11,215,928

Long term liabilities – discontinued operations:
Operating lease liability – long term, net of current portion	1,578,235
Notes payable – long term, net of current portion	2,231,469
Contingent note payable	49,248
Total long term liabilities – discontinued operations	$3,858,952

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

The following information presents the major classes of line items constituting the after-tax loss from discontinued operations in the consolidated statements of operations for the period from January 1, 2020 through October 23, 2020 and the year ended December 31, 2019:

	Period from January 1, 2020 through October 23, 2020	Period from April 6, 2019 through December 31, 2019
REVENUES
Furniture and appliances revenue	$42,715,266	$34,668,113
TOTAL REVENUE
OPERATING EXPENSES
Cost of sales	35,613,453	28,596,127
Personnel costs	4,715,687	2,909,752
Depreciation and amortization	276,914	271,036
General and administrative	7,022,720	4,608,434
TOTAL OPERATING EXPENSES	47,628,774	7,789,221
NET LOSS FROM OPERATIONS	(4,919,059)	(1,717,238)
OTHER INCOME (EXPENSE)
Financing costs	(757,646)	(520,160)
Loss on extinguishment of debt	(1,756,095)	-
Interest expense, net	(604,909)	(683,211)
Loss on acquisition receivable	(809,000)	-
Change in warrant liability	(2,127,656)	106,900
Interest income	9,674	-
Other income (expense)	-	15,010
TOTAL OTHER INCOME (EXPENSE)	(6,045,632)	(1,049,215)
NET LOSS BEFORE INCOME TAXES	(10,964,691)	(2,766,453)
INCOME TAX BENEFIT	(698,303)	(698,303)
NET LOSS BEFORE NON-CONTROLLING INTERESTS	(11,662,984)	(2,068,150)
LESS NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	(4,491,222)	(620,445)
NET LOSS ATTRIBUTABLE TO 1847 HOLDINGS SHAREHOLDERS	$(7,172,772)	$(1,447,705)

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

The following information presents the major classes of line items constituting significant operating, investing and financing cash flow activities in the unaudited consolidated statements of cash flows relating to discontinued operations:

	Period from January 1, 2020 through October 23, 2020	Period from April 6, 2019 through December 31, 2019
Cash flows from operating activities of discontinued operations:
Net loss	$(11,662,994)	$(2,068,152)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities of discontinued operations:
Depreciation and amortization	276,913	271,036
Stock compensation	281,194	599,814
Amortization of financing costs	842,174	-
Loss on extinguishment of debt	1,955,787	-
Gain on write-down of contingent liability	-	(32,246)
Write-off of acquisition receivable	809,000	-
Change in fair value of warrant liability	2,127,656	(106,900)
Changes in operating assets and liabilities:
Accounts receivable	(3,585,090)	(1,405,904)
Vendor deposits	(252,688)	(294,960)
Inventory	(2,055,293)	471,161
Prepaid expenses and other assets	(1,106,409)	167,066
Change in operating lease right-of-use assets	-	299,245
Deferred tax asset	698,303	(698,303)
Accounts payable and accrued expenses	381,443	(1,464,657)
Customer deposits	14,427,180	1,855,990
Operating lease liability	-	(299,245)
Net cash provided by (used in) operating activities from discontinued operations	3,137,176	(2,706,053)

Cash flows from investing activities in discontinued operations:
Purchase of property and equipment	(51,059)	(2,200)
Net cash provided by investing activities in discontinued operations	(51,059)	(2,200)

Cash flows from financing activities in discontinued operations:
Proceeds from initial public offering	8,602,166	-
Proceeds from notes payable	642,600	1,500,000
Repayment of notes payable	(2,818,098)	(357,207)
Payments on convertible notes payable	-	650,000
Net borrowings (payments) from lines of credit	(1,339,430)	1,339,430
Cash paid for financing costs	(105,279)	(359,500)
Net cash used in financing activities	$4,981,959	$2,772,723

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

The following are the financial options of the discontinued operations:

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

Northpoint Commercial Finance LLC

On June 24, 2019, Goedeker, as borrower, entered into a loan and security agreement with Northpoint Commercial Finance LLC, which was amended on August 2, 2019, for revolving loans up to an aggregate maximum loan amount of $1,000,000 for the acquisition, financing or refinancing by Goedeker of inventory at an interest rate of LIBOR plus 7.99%. As of December 31, 2019, the balance of the line of credit was $678,993. Goedeker terminated the loan and security agreement on May 18, 2020 and there is no outstanding balance as of October 23, 2020.

Notes Payable and Warrant Liability

Arvest Loan

On August 25, 2020, Goedeker entered into a promissory note and security agreement with Arvest Bank for a loan in the principal amount of $3,500,000. As of October 23, 2020, the outstanding balance of this loan is $3,340,602, comprised of principal of $3,446,126, net of unamortized loan costs of $103,524.

PPP Loan

On April 8, 2020, Goedeker received a $642,600 PPP loan from the United States Small Business Administration under provisions of the CARES Act. The PPP loan has an 18-month term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The PPP loan may be prepaid at any time prior to maturity with no prepayment penalties. The PPP loan contains events of default and other provisions customary for a loan of this type. The PPP provides that the loan may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. The balance of the PPP loan was $642,600 as of October 23, 2020 and was classified as a current liability. Goedeker repaid the PPP loan on November 2, 2020.

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

On August 4, 2020, Goedeker used a portion of the proceeds from the Goedeker IPO to repay the term note in full and the loan and security agreement was terminated. The total payoff amount was $1,122,412 consisting of principal of $1,066,640, interest of $11,773 and prepayment, legal, and other fees of $43,999.

Goedeker classified the warrant as a derivative liability on the balance sheet at June 30, 2020 of $2,250,000 based on the estimated value of the warrant in the Goedeker IPO. The increase in the value of the warrant from the estimated value of $122,344 at December 31, 2020 resulted in a charge of $2,127,656 during the period January 1, 2020 through October 23, 2020 (date of distribution). Immediately prior to the closing of the Goedeker IPO on August 4, 2020, SBCC converted the warrant into 250,000 shares of common stock.

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

NOTE 6—RECEIVABLES

At December 31, 2020 and 2019, receivables consisted of the following:

	December 31, 2020	December 31, 2019
Credit card payments in process of settlement	$158,924	$-
Trade receivables from customers	715,410	620,370
Total receivables	874,334	620,370
Allowance for doubtful accounts	(14,614)	(29,001)
Accounts receivable, net	$859,720	$591,369

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

NOTE 7—INVENTORIES

At December 31, 2020 and 2019, the inventory balances are composed of:

	December 31, 2020	December 31, 2019
Machinery and Equipment	$331,935	$119,444
Parts	147,999	142,443
Appliances	2,029,270	-
Subtotal	2,509,204	261,887
Allowance for inventory obsolescence	(181,371)	(26,545)
Inventories, net	$2,327,833	$235,342

Inventory and accounts receivable are pledged to secure a loan from Home State Bank described below.

NOTE 8—PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2020 and 2019:

Classification	December 31, 2020	December 31, 2019
Buildings and improvements	$47,939	$5,338
Equipment and machinery	3,127,158	3,019,638
Tractors	2,578,296	2,694,888
Trucks and other vehicles	1,363,156	1,138,304
Total	7,116,549	6,858,168
Less: Accumulated depreciation	(4,792,202)	(3,676,347)
Property and equipment, net	$2,324,347	$3,181,821

Depreciation expense for the years ended December 31, 2020 and 2019 was $1,295,744 and $1,378,952, respectively.

All Neese property and equipment are pledged to secure loans from Home State Bank as described below.

NOTE 9—INTANGIBLE ASSETS

The following provides a breakdown of identifiable intangible assets as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Customer Relationships
Identifiable intangible assets, gross	$3,223,000	$34,000
Accumulated amortization	(89,486)	(19,267)
Customer relationship identifiable intangible assets, net	3,133,514	14,733
Marketing Related
Identifiable intangible assets, gross	841,000	-
Accumulated amortization	(81,114)	-
Marketing related identifiable intangible assets, net	759,886	-
Total Identifiable intangible assets, net	$3,893,400	$14,733

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

In connection with the acquisitions of Asien’s, Neese and Kyle’s, the Company identified intangible assets of $1,009,000, $34,000 and $3,021,000, respectively, representing trade names and customer relationships. These assets are being amortized on a straight-line basis over their weighted average estimated useful life of 9.5 years and amortization expense amounted to $151,333 and $14,733 for the years ended December 31, 2020 and 2019, respectively.

As of December 31, 2020, the estimated annual amortization expense for each of the next five fiscal years is as follows:

2021	$397,988
2022	392,321
2023	391,188
2024	391,173
2025	258,169
Thereafter	2,062,561
Total	$3,893,400

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

On June 1, 2020, Goedeker entered into a settlement agreement with Goedeker Television, Steve Goedeker, Mike Goedeker and 1847 Goedeker. The settlement agreement and the related transaction documents that are exhibits to the settlement agreement were all signed on June 1, 2020 but only became effective upon the closing of the Goedeker IPO. Pursuant to the settlement agreement, the parties entered into an amendment and restatement of the 9% subordinated promissory note described above (see Note 5). In addition, the parties agreed that the arbitration action described above would be settled effective upon the closing of the Goedeker IPO and that each party to such arbitration action would release all claims that it has against the other parties to such action. As part of the settlement of the arbitration action, Goedeker agreed that the sellers will not have to pay the $809,000 working capital adjustment amount resulting in a loss on the acquisition receivable in the year ended December 31, 2020.

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

To the extent the EBITDA of the Goedeker Business for any applicable period is less than $2,500,000 but greater than $1,500,000, Goedeker must pay a partial earn out payment to Goedeker Television in an amount equal to the product determined by multiplying (i) the EBITDA Achievement Percentage by (ii) the applicable earn out payment for such period, where the “Achievement Percentage” is the percentage determined by dividing (A) the amount of (i) the EBITDA of the Goedeker Business for the applicable period less (ii) $1,500,000, by (B) $1,000,000. For avoidance of doubt, no partial earn out payments shall be earned or paid to the extent the EBITDA of the Goedeker Business for any applicable period is equal or less than $1,500,000. For the trailing twelve (12) month period from the closing date, EBITDA for the Goedeker Business was $(2,825,000), so Goedeker Television is not entitled to an earn out payment for that period.

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

The Company determined the fair value of the earnout on the date of acquisition was $81,494. Such amount was recorded as a contingent consideration liability within the accounts payable and accrued expense line item on the consolidated balance sheet and is revalued to fair value each reporting period until settled. The year 1 contingent liability of $32,246 was written-off in the year ended December 31, 2019 as the target was not met and the balance of the liability at October 23, 2020 is $49,248.

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

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

On October 23, 2020, the Company completed a distribution of Goedeker. As a result of this distribution, Goedeker is no longer a majority-owned subsidiary of the Company. The distribution therefore resulted in the disposition of the business and assets of Goedeker (see Note 21).

Asien’s

On March 27, 2020, the Company and 1847 Asien entered into a stock purchase agreement with the Asien’s Seller, pursuant to which 1847 Asien agreed to acquire all of the issued and outstanding capital stock of Asien’s. The Company acquired Asien’s, which provides a wide variety of appliance services, including sales, delivery/installation, in-home service and repair, extended warranties, and financing in the North Bay area of Sonoma County, California, to expand into the appliance industry.

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

The fair value of the purchase consideration issued to the Asien’s Seller was allocated to the net tangible assets acquired. The Company accounted for the Asien’s Acquisition as the purchase of a business under GAAP under the acquisition method of accounting, and the assets and liabilities acquired were recorded as of the acquisition date, at their respective fair values and consolidated with those of the Company. The fair value of the net assets acquired was approximately $1,171,272. The excess of the aggregate fair value of the net tangible assets has been allocated to goodwill.

The table below shows analysis for the Asien’s Acquisition:

Purchase Consideration at fair value:
Common shares	$1,037,500
Notes payable	855,000
Due to seller	233,000
Amount of consideration	$2,125,500

Assets acquired and liabilities assumed at fair value
Cash	$1,501,285
Accounts receivable	235,746
Inventories	1,457,489
Other current assets	41,427
Deferred tax asset	11,653
Property and equipment	157,052
Customer related intangibles	462,000
Marketing related intangibles	547,000
Accounts payable and accrued expenses	(280,752)
Customer deposits	(2,405,703)
Notes payable	(509,272)
Other liabilities	(23,347)
Net assets acquired	$1,182,925

Total net assets acquired	$1,171,272
Consideration paid	2,125,500
Goodwill	$942,575

The estimated useful life remaining on the property and equipment acquired is 5 to 13 years.

Kyle’s

On August 27, 2020, the Company and 1847 Cabinet entered into a stock purchase agreement with Kyle’s and the Asien’s Seller, pursuant to which 1847 Cabinet agreed to acquire all of issued and outstanding capital stock of Kyle’s. The Company acquired Kyle’s, a leading custom cabinetry maker servicing contractors and homeowners in Boise, Idaho, to expand into contracting services.

On September 30, 2020, the Company, 1847 Cabinet, Kyle’s and the Kyle’s Sellers entered into addendum to the stock purchase and closing of the acquisition of all of the issued and outstanding capital stock of Kyle’s was completed (the “Kyle’s Acquisition”)

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

The aggregate purchase price was $6,650,000, subject to adjustment as described below. The purchase price consists of (i) $4,200,000 in cash, (ii) an 8% contingent subordinated note in the aggregate principal amount of $1,050,000, and (iii) 700,000 common shares of the Company, having a mutually agreed upon value of $1,400,000 and a fair value of $3,675,000. The shares were issued on October 16, 2020, immediately following the record date for the Goedeker Spin-Off described above.

The purchase price is subject to a post-closing working capital adjustment provision based on the difference between actual working capital at closing and the Kyle’s Sellers’ preliminary estimate of closing date working capital. If the final working capital exceeds the preliminary working capital estimate, 1847 Cabinet must pay to the Kyle’s Sellers an amount of cash that is equal to such excess. If the preliminary working capital estimate exceeds the final working capital, the Kyle’s Sellers must pay to 1847 Cabinet an amount in cash equal to such excess, provided, however, that the Kyle’s Sellers may, at their option, in lieu of paying such excess in cash, deliver and transfer to 1847 Cabinet a number of common shares of the Company that is equal to such excess divided by $2.00.

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

The fair value of the purchase consideration issued to the Kyle’s Sellers was allocated to the net tangible assets acquired. The Company accounted for the Kyle’s Acquisition as the purchase of a business under GAAP under the acquisition method of accounting, and the assets and liabilities acquired were recorded as of the acquisition date, at their respective fair values and consolidated with those of the Company. The fair value of the net assets acquired was approximately $527,618. The excess of the aggregate fair value of the net tangible assets has been allocated to goodwill.

The table below shows an analysis for the Kyle’s Acquisition:

Purchase Consideration at fair value:
Common shares	$3,675,000
Notes payable	498,979
Due to seller	4,389,792
Amount of consideration	$8,563,771

Assets acquired and liabilities assumed at fair value
Cash	$130,000
Accounts receivable	385,095
Costs in excess of billings	122,016
Other current assets	13,707
Property and equipment	200,737
Customer related intangibles	2,727,000
Marketing related intangibles	294,000
Accounts payable and accrued expenses	(263,597)
Billings in excess of costs	(43,428)
Other liabilities	(49,000)
Net tangible assets acquired	$3,516,530

Total net assets acquired	$3,516,530
Consideration paid	8,563,771
Goodwill	$5,047,243

The estimated useful life remaining on the property and equipment acquired is 3 to 7 years.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

Proforma

The following unaudited proforma results of operations are presented for information purposes only. The unaudited proforma results of operations are not intended to present actual results that would have been attained had the Asien’s Acquisition and Kyle’s Acquisition been completed as of January 1, 2019 or to project potential operating results as of any future date or for any future periods. The revenue and net loss before non-controlling interest of Asien’s since the May 28, 2020 acquisition date through December 31, 2020 included in the consolidated statement of operations amounted to approximately $7,625,222 and $431,641, respectively. The revenue and net loss before non-controlling interest of Kyle’s since the September 30, 2020 acquisition date through December 31, 2020 included in the consolidated statement of operations amounted to approximately $1,120,224 and $380,500, respectively. The unaudited proforma also removes the effect of Goedeker as if it had been disposed of on January 1, 2019.

	Year Ended December 31,
	2020	2019
Revenues, net	$24,376,944	$23,849,214
Net income (loss)	$(1,402,208)	$(230,704)
Basic earnings (loss) per share	$(0.31)	$(0.05)
Diluted earnings (loss) per share	$(0.31)	$(0.05)

Basic Number of Shares (a)	4,561,840	4,230,625
Diluted Number of Shares (a)	4,561,840	4,230,625

Note: (a) shares assuming as if issued as of Jan 1.

NOTE 11—NOTES PAYABLE

1847 Neese/Neese

Home State Bank

On June 13, 2018, Neese entered into a term loan agreement with Home State Bank, pursuant to which Neese issued a promissory note to Home State Bank in the principal amount of $3,654,074 with an annual interest rate of 6.85% and with covenants to maintain a minimum debt coverage ratio of 1.00 to 1.25 measured at December 31, 2020. Neese met this covenant for the year ended December 31, 2020. On July 30, 2020, Neese entered into a change in terms agreement with Home State Bank to amend the terms of the term loan. Pursuant to the change in terms agreement: (i) the maturity date was extended to July 30, 2022; (ii) the interest rate was changed to 5.50%; (iii) Neese agreed to pay accrued interest in the amount of $95,970; (iv) Neese agreed to make payments of $30,000 beginning on September 30, 2020 and continuing thereafter on a monthly basis until maturity, at which time a final interest payment is due; (v) Neese agreed to make a payment of $260,000 on December 30, 2020 and December 30, 2021; (vi) Neese agreed to make two new advances under the note in the amounts $51,068 and $517,529 to repay in full Neese’s capital lease transactions due to Utica Leaseco LLC described below; (vii) Neese agreed to pay a loan fee of $17,500; and (viii) Home State Bank agreed to make a loan advance to checking for $17,500. The balance of the note amounts to $3,225,321, comprised of principal of $3,239,176, net of unamortized debt discount of $13,855 as of December 31, 2020.

The loan agreement contains customary representations and warranties and events of default. Upon an event of default, the interest rate on the note will be increased by 3 percentage points. However, in no event will the interest rate exceed the maximum interest rate limitations under applicable law. The loan is secured by inventory, accounts receivable, and certain fixed assets of Neese. The loan agreement limited the payment of interest on the 10% promissory note described below to $40,000 annually. The Company continues to accrue interest at the contractual amounts. Such accruals (in excess of $40,000 in interest on the promissory note) are shown as long-term accrued expenses in the accompanying balance sheet as of December 31, 2020.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

If the Company sells property, plant, and equipment securing the loan, it must remit the appraised value of the equipment to Home State Bank. During the years ended December 31, 2020 and 2019, $0 and $30,500, respectively, was remitted to Home State Bank pursuant to this requirement.

The Company adopted ASU 2015-03 by deducting debt issuance costs from the long-term portion of the loan. Amortization of the Home State Bank debt issuance costs totaled $15,513 and $18,645 for the years ended December 31, 2020 and 2019, respectively.

10% Promissory Note

A portion of the purchase price for the acquisition of Neese was paid by the issuance of a promissory note in the principal amount of $1,025,000 by 1847 Neese and Neese to the Neese Sellers. The note bears interest on the outstanding principal amount at the rate of ten percent (10%) per annum and was due and payable in full on March 3, 2018. The note is unsecured and contains customary events of default. The note has not been repaid, so the Company is in default under this note. Under terms of the term loan with Home State Bank described above, this note may not be paid until the term loan is paid in full. The payees on the note agreed to the modification of its terms by signing the loan agreement for the Home State Bank term loan. Accordingly, the loan is shown as a long-term liability as of December 31, 2020. Additionally, Home State Bank limits the payment of interest on this note to $40,000 annually. The Company continues to accrue interest at the contract rate; however, given the limitations of the term loan, all accrued interest in excess of $40,000 is included in long-term accrued expenses.

1847 Asien/Asien’s

Arvest Bank

On July 10, 2020, Asien’s entered into a promissory note and security agreement with Arvest Bank for a revolving loan for up to $400,000. The loan matures on July 10, 2021 and bears interest at 5.25% per annum, subject to change in accordance with the Variable Rate (as defined in the promissory note and security agreement), the calculation for which is the U.S. Prime Rate plus 2%. Pursuant to the terms of the promissory note and security agreement, Asien’s is required to make monthly payments beginning on August 10, 2020 and until the maturity date, at which time all unpaid principal and interest will be due. Asien’s may prepay the loan in full or in part at any time without penalty. The promissory note and security agreement contains customary representations, warranties, affirmative and negative covenants and events of default for a loan of this type. The loan is secured by Asien’s inventory and equipment, accounts and other rights of payments, and general intangibles, as such terms are defined in the Uniform Commercial Code. The remaining principal balance of the note at December 31, 2020 is $301,081 and it has accrued interest of $995.

8% Subordinated Amortizing Promissory Note

A portion of the purchase price for acquisition of Asien’s was paid by the issuance of an 8% subordinated amortizing promissory note in the principal amount of $200,000 by 1847 Asien to the Asien’s Seller. Interest on the outstanding principal amount will be payable quarterly at the rate of eight percent (8%) per annum. The outstanding principal amount of the note will amortize on a one-year straight-line basis in accordance with a specified amortization schedule, with all unpaid principal and accrued, but unpaid interest being fully due and payable on May 28, 2021. The note contains customary events of default. The right of the Asien’s Seller to receive payments under the note is subordinated to all indebtedness of 1847 Asien to banks, insurance companies and other financial institutions or funds, and federal or state taxation authorities. The remaining principal balance of the note at December 31, 2020 is $101,980 and it has accrued interest of $1,095.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

6% Amortizing Promissory Note

On July 29, 2020, 1847 Asien entered into a securities purchase agreement with the Asien’s Seller, pursuant to which the Asien’s Seller sold to 415,000 of the Company’s common shares to 1847 Asien a purchase price of $2.50 per share. As consideration, 1847 Asien issued to the Asien’s Seller a two-year 6% amortizing promissory note in the aggregate principal amount of $1,037,500. One-half (50%) of the outstanding principal amount of the note ($518,750) and all accrued interest thereon, will be amortized on a two-year straight-line basis and is payable quarterly. The second-half (50%) of the outstanding principal amount of the note ($518,750) with all accrued, but unpaid interest thereon, is due on the second anniversary of the note. The note is unsecured and contains customary events of default. The remaining principal balance of the note at December 31, 2020 is $975,985 and it has accrued interest of $17,894.

Demand Promissory Note

A portion of the purchase price for acquisition of Asien’s was paid by the issuance of demand promissory note in the principal amount of $655,000 by 1847 Asien to the Asien’s Seller. The note accrued interest at a rate of one percent (1%) computed on the basis of a 360-day year. Principal and accrued interest on the note was payable 24 hours after written demand by the Seller. The note was repaid in June 2020.

Inventory Financing Agreement

On September 25, 2020, Asien’s entered into an inventory financing agreement with Wells Fargo Commercial Distribution Finance, LLC (“Wells Fargo”), pursuant to which Wells Fargo may extend credit to Asien’s from time to time to enable it to purchase inventory from Wells Fargo-approved vendors. The term of the agreement is one year, and from year to year thereafter, unless sooner terminated by either party upon 30 days written notice to the other party. The inventory financing agreement contains customary representations, warranties, affirmative and negative covenants and events of default for a loan of this type. The agreement is secured by all assets of Asien’s and is guaranteed by 1847 Asien and the Company. As of December 31, 2020, Asien’s has not borrowed any funds under this agreement.

4.5% Unsecured Promissory Note

On October 30, 2017, Asien’s entered into a stock repurchase agreement with Paul A. Gwilliam and Terri L. Gwilliam, co-trustees of the Gwilliam Family Trust, pursuant to which Asien’s issued an unsecured promissory note in the aggregate principal amount of $540,000 for a term of 5 years. The note bears interest at the rate of the 4.25% per annum. The remaining balance of the note at December 31, 2020 is comprised of principal of $41,675.

Agreement of Sale of Future Receipts

On May 28, 2020, 1847 Asien and Asien’s entered into an agreement of sale of future receipts with TVT Direct Funding LLC (“TVT”), pursuant to which 1847 Asien and Asien’s agreed to sell future receivables with a value of $685,000 to TVT for a purchase price of $500,000. 1847 Asien and Asien’s agreed to deliver to TVT 20% of its weekly future receipts, or approximately $23,300, over the course of an estimated seven-month term, or such date when the above amount of receivables has been delivered to TVT. 1847 Asien used the proceeds from this sale to finance the Asien’s Acquisition. In addition to all other sums due to TVT under this agreement, 1847 Asien and Asien’s agreed to pay to TVT certain additional fees, including a one-time origination fees of $25,000, as reimbursement of costs incurred by TVT for financial and legal due diligence. The future payments under the TVT agreement are secured by a subordinated security interest in all of the tangible and intangible assets of 1847 Asien and Asien’s. This agreement was terminated in 2020 and there is no remaining balance at December 31, 2020.

Loans on Vehicles

Asien’s has entered into four retail installment sale contracts pursuant to which Asien’s agreed to finance its delivery trucks at rates ranging 3.98% to 6.99% with an aggregate remaining principal amount of $90,375 as of December 31, 2020.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

1847 Cabinet/Kyle’s

Vesting Promissory Note

A portion of the purchase price for the acquisition of Kyle’s on September 30, 2020 was paid by the issuance of a vesting promissory note by 1847 Cabinet to the Kyle’s Sellers in the principal amount of $1,050,000, which increased to a principal amount of up to $1,260,000 pursuant to the vested percentage calculation described below. Payment of the principal and accrued interest on the note is subject to vesting as described below. The note bears interest on the vested portion of principal amount at the rate of eight percent (8%) per annum. To the extent vested, the vested portion of the principal and all accrued but unpaid interest on such vested portion of the principal shall be paid in one lump sum on the last day of the thirty-sixth (36th) month following the date of the note.

The vested principal of the note due at the maturity date shall be calculated each year based on the average annual consolidated EBITDA (as defined in the note) of 1847 Cabinet for each of the years ended December 31, 2020, 2021 and 2022. The EBITDA for each year shall be divided by $1.4 million multiplied by 100 to obtain the vested percentage. The vested principal for each year shall be equal to the vested percentage for that year multiplied by $350,000. To the extent that the vested percentage for the subject year is less than 80%, no portion of the note for that year shall vest. To the extent that the vested percentage for the subject year is equal to or greater than 120%, the vested principal shall be equal to $420,000 for that year and no more. For the year ended December 31, 2020, EBITDA of 1847 Cabinet was approximately $1,531,000, resulting in a vested amount of approximately $415,000.

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

The note contains customary events of default. The right of the Kyle’s Sellers to receive payments under the note is subordinated to all indebtedness of 1847 Cabinet, whether outstanding as of the closing date or thereafter created, to banks, insurance companies and other financial institutions or funds, and federal or state taxation authorities.

Intercompany Secured Promissory Note

In connection with the acquisition of Kyle’s, the Company provided 1847 Cabinet with the funds necessary to pay the cash portion of the purchase price and cover acquisition expenses. In connection therewith, on September 30, 2020, 1847 Cabinet issued a secured promissory note to the Company in the principal amount of $4,525,000, which was amended and restated on December 11, 2020. Pursuant to such amendment and restatement, if and to the extent any amounts are owing under the units described under Note 17 below, due to a default or redemption, in addition to payment obligations due under the note, 1847 Cabinet is required to immediately make payments to the Company so that it may make any required payments in compliance with the terms of the units. The note bears interest at the rate of 16% per annum. The interest is cumulative and any unpaid accrued interest will compound on each anniversary date of the note. Interest is due and payable in arrears on January 15, April 15, July 15 and October 15 commencing January 15, 2021. In the event payment of principal or interest due under the note is not made when due, giving effect to any grace period which may be applicable, or in the event of any other default (as defined in the note), the outstanding principal balance shall from the date of default immediately bear interest at the rate of 5% above the then applicable interest rate for so long as such default continues. The Company may demand payment in full of the note at any time, even if 1847 Cabinet has complied with all of the terms of the note; and the note shall be due in full, without demand, upon a third party sale of all or substantially all the assets and business of 1847 Cabinet or a third party sale or other disposition of any capital stock of 1847 Cabinet. 1847 Cabinet may prepay the note at any time without penalty. The note contains customary events of default, is guaranteed by Kyle’s and is secured by all of the assets of 1847 Cabinet and Kyle’s. The remaining principal balance of the note at December 31, 2020 is $4,525,000 and it has accrued interest of $182,488.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

PPP Loans

On April 10, 2020 and April 28, 2020, Neese and Asien’s received $383,600 and $357,500, respectively, in PPP loans from the SBA under provisions of the CARES Act. The PPP loans have two-year terms and bear interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The PPP loans may be prepaid at any time prior to maturity with no prepayment penalties. The PPP loans contain events of default and other provisions customary for loans of this type. The PPP provides that the PPP loans may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. Neese and Asien’s intend to use the proceeds from the PPP loans for qualifying expenses and to apply for forgiveness of the PPP loans in accordance with the terms of the CARES Act. The Company has classified $741,100 of the PPP loans as long-term liabilities upon receiving SBA forgiveness of the loans in early 2021.

NOTE 12—FLOOR PLAN LOANS PAYABLE

At December 31, 2020 and 2019, $0 and $10,581, respectively, of machinery and equipment inventory of Neese was pledged to secure a floor plan loan from a commercial lender. Neese must remit proceeds from the sale of the secured inventory to the floor plan lender and pays a finance charge that can vary monthly at the option of the lender. The balance of the floor plan payable was repaid in 2020.

NOTE 13—CONVERTIBLE PROMISSORY NOTE

On April 5, 2019, the Company, Holdco and Goedeker (collectively, “1847”) entered into a securities purchase agreement with Leonite Capital LLC, a Delaware limited liability company (“Leonite”), pursuant to which 1847 issued to Leonite a secured convertible promissory note in the aggregate principal amount of $714,286 due April 5, 2020. As additional consideration for the purchase of the note, (i) the Company issued to Leonite 50,000 common shares, (ii) the Company issued to Leonite a five-year warrant to purchase 200,000 common shares at an exercise price of $1.25 per share (subject to adjustment), which may be exercised on a cashless basis, and (iii) Holdco issued to Leonite shares of common stock equal to a 7.5% non-dilutable interest in Holdco.

The note carries an original issue discount of $64,286 to cover Leonite’s legal fees, accounting fees, due diligence fees and/or other transactional costs incurred in connection with the purchase of the note. Furthermore, the Company issued 50,000 common shares valued at $137,500 and a debt-discount related to the warrants valued at $292,673. The Company amortized $292,673 of financing costs related to the shares and warrants in the year ended December 31, 2020.

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

NOTE 14—FINANCING LEASE

The cash portion of the purchase price for the acquisition of Neese was financed under a capital lease transaction for Neese’s equipment with Utica Leaseco, LLC (“Utica”), pursuant to a master lease agreement, dated March 3, 2017, between Utica, as lessor, and 1847 Neese and Neese, as co-lessees (collectively, the “Lessee”), which was amended on June 14, 2017. Under the master lease agreement, as amended, Utica loaned an aggregate of $3,240,000 for certain of Neese’s equipment listed therein, which it leases to the Lessee. A portion of the proceeds from the term loan from Home State Bank (see Note 11) were applied to reduce the balance of this lease to $475,000. The lease was payable in 46 payments of $12,882 beginning July 3, 2018 and an end-of-term buyout of $38,000.

On October 31, 2017, the parties entered into a second equipment schedule to the master lease agreement, pursuant to which Utica loaned an aggregate of $980,000 for certain of Neese’s equipment listed therein. The term of the second equipment schedule was 51 months and agreed monthly payments are $25,807.

On July 29, 2020, the Company paid $568,597 to repay this capital lease transaction with Utica in full.

The Company adopted ASU 2015-03 by deducting debt issuance costs from the long-term portion of the loan. Amortization of the Utica debt issuance costs totaled $23,360 and $11,055 for the years ended December 31, 2020 and 2019, respectively.

NOTE 15—OPERATING LEASES

Neese

On March 3, 2017, Neese entered into an agreement of lease with K&A Holdings, LLC, a limited liability company that is wholly owned by officers of Neese. The agreement of lease is for a term of ten (10) years and provides for a base rent of $8,333 per month. In the event of late payment, interest shall accrue on the unpaid amount at the rate of eighteen percent (18%) per annum. The agreement of lease contains customary events of default, including if Neese shall fail to pay rent within five (5) days after the due date, or if Neese shall fail to perform any other terms, covenants or conditions under the agreement of lease, and other customary representations, warranties and covenants. Under terms of the term loan agreement with Home State Bank (Note 11), the Company may not pay salary or rent to such officers of Neese in excess of $100,000 per year beginning on the date of the term loan agreement, June 13, 2018. The Company is accruing monthly rent, but because of the limitation in the term loan, $300,000 of accrued rent is classified as a long-term accrued liability.

The amount accrued for amounts included in the measurement of operating lease liabilities was $100,000 for the year ended December 31, 2020.

Supplemental balance sheet information related to leases was as follows:

	December 31, 2020	December 31, 2019
Operating lease right-of-use lease asset	$624,157	$624,157
Accumulated amortization	(122,330)	(59,077)
Net balance	$501,827	$565,080

Lease liability, current portion	$67,725	$63,253
Lease liability, long term	434,102	501,827
Total operating lease liabilities	$501,827	$565,080

Weighted Average Remaining Lease Term - operating leases	74 months	86 months

Weighted Average Discount Rate - operating leases	6.85%	6.85%

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

Future minimum lease payments under this operating lease as of December 31, 2020 were as follows:

For the Years Ended
2021	$100,000
2022	100,000
2023	100,000
2024	100,000
2025	100,000
Thereafter	116,667
Total lease payments	616,667
Less imputed interest	(114,840)
Maturities of lease liabilities	$501,827

Neese leased a piece of equipment on an operating lease. The lease originated in May 2014 for a five-year term with annual payments of $11,830 with a final payment in July 2019.

Kyle’s

On September 1, 2020, Kyle’s entered into an industrial lease agreement with the Kyle’s Sellers, who are officers of Kyle’s and principle shareholders of the Company. The lease is for a term of five years, with an option for a renewal term of five years, and provides for a base rent of $7,000 per month for the first 12 months, which will increase to $7,210 for months 13-16 and to $7,426 for months 37-60. In addition, Kyle’s is responsible for all taxes, insurance and certain operating costs during the lease term. In the event of late payment, interest shall accrue on the unpaid amount at the rate of twelve percent (12%) per annum. The lease agreement contains customary events of default, representations, warranties and covenants.

Supplemental balance sheet information related to leases was as follows:

December 31, 2020
Operating lease right-of-use lease asset	$373,916
Accumulated amortization	(15,931)
Net balance	$357,985

Lease liability, current portion	66,803
Lease liability, long term	291,182
Total operating lease liabilities	$357,985

Weighted Average Remaining Lease Term - operating leases	44 months

Weighted Average Discount Rate - operating leases	5.50%

Future minimum lease payments under this operating lease as of December 31, 2020 were as follows:

For the Years Ended
2021	$84,840
2022	86,520
2023	87,385
2023	89,116
2025	59,410
Total lease payments	407,271
Less imputed interest	(49,286)
Maturities of lease liabilities	$357,985

Asien’s

Asien’s has an office and showroom space that has been leased on a month-by-month basis for $11,665 per month.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

NOTE 16—RELATED PARTIES

Management Services Agreement

On April 15, 2013, the Company and the Manager entered into a management services agreement, pursuant to which the Company is required to pay the Manager a quarterly management fee equal to 0.5% of its adjusted net assets for services performed (the “Parent Management Fee”). The amount of the Parent Management Fee with respect to any fiscal quarter is (i) reduced by the aggregate amount of any management fees received by the Manager under any offsetting management services agreements with respect to such fiscal quarter, (ii) reduced (or increased) by the amount of any over-paid (or under-paid) Parent Management Fees received by (or owed to) the Manager as of the end of such fiscal quarter, and (iii) increased by the amount of any outstanding accrued and unpaid Parent Management Fees. The Company expensed $0 in Parent Management Fees for the years ended December 31, 2020 and 2019.

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

1847 Neese expensed $250,000 in management fees for the years ended December 31, 2020 and 2019. Under terms of the term loan from Home State Bank (see Note 11), no fees may be paid to the Manager without permission of the bank, which the Manager does not expect to be granted within the forthcoming year. Accordingly, $700,808 due from 1847 Neese to the Manager is classified as a long-term accrued liability as of December 31, 2020.

1847 Asien expensed $178,022 in management fees for the period from May 29, 2020 to December 31, 2020.

1847 Cabinet expensed $75,000 in management fees for the period from October 1, 2020 to December 31, 2020.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

Advances

From time to time, the Company has received advances from its chief executive officer to meet short-term working capital needs. As of December 31, 2020 and 2019, a total of $118,834 in advances from related parties are outstanding. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

As of December 31, 2020 and 2019, the Manager has funded the Company $71,358 and $62,499 in related party advances, respectively. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

Grid Promissory Note

On January 3, 2018, the Company issued a grid promissory note to the Manager in the initial principal amount of $50,000. The note provided that the Company could request additional advances from the Manager up to an aggregate additional amount of $150,000. On December 7, 2020, parties amended and restated the note for a new principal amount of $56,900 and maturity date of December 7, 2021. Interest on the note accrues on the unpaid portion of the principal amount and the outstanding portion of all advances at a fixed rate of 8% per annum. If all or a portion of the principal amount or any advance under the note, or any interest payable thereon is not paid when due (whether at the stated maturity, by acceleration or otherwise), such overdue amount shall bear interest at a rate of 12% per annum. In the event that the Company completes a financing that includes an uplisting of the Company’s common shares to a national exchange, then the Company must, contemporaneously with the closing of such financing transaction, repay the entire outstanding principal, outstanding advances, and accrued and unpaid interest on the note. The note is unsecured and contains customary events of default. As of December 31, 2020 and 2019, the Manager has advanced $56,900 and $119,400 of the note and the Company has accrued interest of $25,159 and $17,115, respectively.

Building Leases

On March 3, 2017, Neese entered into an agreement of lease with K&A Holdings, LLC, a limited liability company that is wholly owned by officers of Neese. See Note 15 for details regarding this lease.

On September 1, 2020, Kyle’s entered into an industrial lease agreement with the Kyle’s Sellers, who are officers of Kyle’s and principle shareholders of the Company. See Note 15 for details regarding this lease.

NOTE 17—SHAREHOLDERS’ EQUITY (DEFICIT)

Allocation Shares

As of December 31, 2020 and 2019, the Company had authorized and outstanding 1,000 allocation shares. These allocation shares do not entitle the holder thereof to vote on any matter relating to the Company other than in connection with amendments to the Company’s operating agreement and in connection with certain other corporate transactions as specified in the operating agreement.

The Manager owns 100% of the allocation shares of the Company which represent the original equity interest in the Company. As a holder of the allocation shares, the Manager is entitled to receive a 20% profit allocation as a form of preferred distribution, pursuant to a profit allocation formula upon the occurrence of certain events. Generally, the distribution of the profit allocation is paid upon the occurrence of the sale of a material amount of capital stock or assets of one of the Company’s businesses (a “Sale Event”) or, at the option of the Manager, at the five year anniversary date of the acquisition of one of the Company’s businesses (a “Holding Event”). The Company records distributions of the profit allocation to the holders upon occurrence of a Sale Event or Holding Event as dividends declared on allocation interests to stockholders’ equity when they are approved by the Company’s board of directors.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

The 1,000 allocation shares are issued and outstanding and held by the Manager, which is controlled by Mr. Roberts, the Company’s chief executive officer and controlling shareholder.

Series A Senior Convertible Preferred Shares

On September 30, 2020, the Company executed a certificate of designation to designate 3,157,895 of its shares as series A senior convertible preferred shares, which was amended on November 20, 2020. Following is a description of the rights of the series A senior convertible preferred shares.

Dividends. Dividends at the rate per annum of 14.0% of the stated value ($2.00 per share, subject to adjustment) shall accrue on the series A senior convertible preferred shares. Dividends shall accrue from day to day, whether or not declared, and shall be cumulative. Dividends shall be payable quarterly in arrears on each dividend payment date in cash or common shares at the Company’s discretion. Dividends payable in common shares shall be calculated based on a price equal to eighty percent (80%) of the volume weighted average price (“VWAP”) for the common shares on the Company’s principal trading market during the five (5) trading days immediately prior to the applicable dividend payment date.

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

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

Adjustments. In addition to standard adjustments to the conversion price in the event of any share splits, share combinations, share reclassifications, dividends paid in common shares, sales of substantially all of the Company’s assets, mergers, consolidations or similar transactions, the certificate of designation contains a provision regarding adjustments to the dividend rate, stated value and conversion price as follows:

●	On the first day of the 12th month following the issuance date of any series A senior convertible preferred shares, the stated dividend rate shall automatically increase by five percent (5.0%) per annum and the conversion price shall automatically adjust to the lower of the (i) initial conversion price and (ii) the price equal to the lowest VWAP of the ten (10) trading days immediately preceding such date.

●	On the first day of the 24th month following the issuance date of any series A senior convertible preferred shares, the stated dividend rate shall automatically increase by an additional five percent (5.0%) per annum, the stated value shall automatically increase by ten percent (10%) and the conversion price shall automatically adjust to the lower of the (i) initial conversion price and (ii) the price equal to the lowest VWAP of the ten (10) trading days immediately preceding such date.

●	On the first day of the 36th month following the issuance date of any series A senior convertible preferred shares, the stated dividend rate shall automatically increase by an additional five percent (5.0%) per annum, the stated value shall automatically increase by ten percent (10%) and the conversion price shall automatically adjust to the lower of the (i) initial conversion price and (ii) the price equal to the lowest VWAP of the ten (10) trading days immediately preceding the third adjustment date.

Notwithstanding the foregoing, the conversion price for purposes of the adjustments above shall not be adjusted to a number that is below $0.0075.

Additional Equity Interest. On the third adjustment date set forth above, the Company is required to cause Kyle’s to issue to the holders of series A senior convertible preferred shares, on a pro rata basis, a ten percent (10%) equity stake Kyle’s (the “Additional Equity Interest”). The Company is required to cause Kyle’s to grant to the holders of the series A senior convertible preferred shares upon the issuance to them of the Additional Equity Interest a right to receive an additional number of shares of common stock of Kyle’s if Kyle’s issues to any third party equity securities at a price below the acquisition price (as defined below). Such additional number of shares of common stock of Kyle’s to be issued in such instance shall be equal to a number of shares of common stock of Kyle’s which, when added to the number of shares of common stock of Kyle’s constituting the Additional Equity Interest, would be equal to the total number of shares of common stock which would have been issued to a holder of series A senior convertible preferred shares if the price per share of common stock of Kyle’s was equivalent to the price per equity security paid by such third party in Kyle’s. For purposes of this provision, “acquisition price” means the price per share of Kyle’s that was paid by the Company upon the acquisition of Kyle’s.

On September 30, 2020, the Company sold an aggregate of 2,189,835 units, at a price of $1.90 per unit, for aggregate gross proceeds of $4,160,684. On October 26, 2020, the Company sold an additional 442,443 units for an aggregate purchase price of $840,640. Each unit consists of one (1) series A senior convertible preferred share and a three-year warrant to purchase one (1) common share at an exercise price of $2.50 per common share (subject to adjustment), which may be exercised on a cashless basis under certain circumstances. In accordance with ASC 470, if debt or stock is issued with detachable warrants and/or stock, the guidance in ASC 470 requires that the proceeds be allocated to the instruments based on their relative fair values. The Company applied this guidance and recorded a deemed dividend of $2,874,478 as a result of a beneficial conversion feature. As the Company does not have any retained earnings this deemed dividend was netting against additional paid-in capital and the net accounting effect was none.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

Common Shares

The Company is authorized to issue 500,000,000 common shares as of December 31, 2020 and 2019. As of December 31, 2020 and 2019, the Company had 4,444,013 and 3,165,625 common shares issued and outstanding, respectively. The common shares entitle the holder thereof to one vote per share on all matters coming before the shareholders of the Company for a vote.

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

Options

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term in Years
Outstanding at January 1, 2020	-	$-	-
Granted	90,000	$2.50	5.0
Exercised	77,500	2.50	-
Forfeited	-	-	-
Cancelled	(12,500)	2.50	-
Expired	-	-	-
Outstanding at December 31, 2020	-	$-	-
Exercisable at December 31, 2020	-	$-	-

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

Warrants

	Number of Common Stock Warrants	Weighted average exercise price	Weighted average life (years)	Intrinsic value of Warrants
Outstanding, January 1, 2019	-	$-	-
Granted	200,000	1.25	5.00
Exercised	-	-	-
Canceled	-	-	-
Outstanding, December 31, 2019	200,000	1.25	4.26
Granted	2,882,278	2.39	3.20
Exercised	(180,000)	1.25	-
Canceled	(230,000)	1.25	-
Outstanding, December 31, 2020	2,632,278	$2.50	2.76	$-
Exercisable, December 31, 2020	2,632,278	$2.50	2.76	$-

On April 5, 2019, the Company issued a warrant to purchase 200,000 common shares to Leonite pursuant to the securities purchase agreement. On May 11, 2020, the Company issued another warrant to purchase 200,000 common shares to Leonite pursuant to an amendment to the securities purchase agreement. The warrants had a term of five years, an exercise price of $1.25 per share (subject to adjustment) and could be exercised on a cashless basis (see Note 13).

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

Accordingly, a portion of the proceeds was allocated to the warrant based on its relative fair value using the Black Scholes option-pricing model. The assumptions used in the Black-Scholes model are as follows: (i) dividend yield of 0%; (ii) expected volatility of 128.52%, (iii) weighted average risk-free interest rate of 0.36%, (iv) expected life of five years, and (v) estimated fair value of the common shares of $2.50 per share in the amount of $448,211 and recorded as part of the Loss on Extinguishment of Debt included in discontinued operations in the year ended December 31, 2020.

On April 5, 2019, Goedeker, as borrower, and Holdco entered into a loan and security agreement with SBCC for a term loan in the principal amount of $1,500,000, pursuant to which Goedeker issued to SBCC a term note in the principal amount of up to $1,500,000 and a ten-year warrant to purchase shares of the most senior capital stock of Goedeker equal to 5.0% of the outstanding equity securities of Goedeker on a fully-diluted basis for an aggregate price equal to $100. At December 31, 2019 the warrants were valued at $122,344. On August 4, 2020, SBCC converted the warrant into 250,000 shares of Goedeker’s common stock (see Note 5).

On September 30, 2020, the Company sold an aggregate of 2,189,835 units, at a price of $1.90 per unit, for aggregate gross proceeds of $4,160,654. On October 26, 2020, the Company sold an additional 442,443 units for an aggregate purchase price of $840,640. Each unit consists of one (1) series A senior convertible preferred share and one (1) three-year warrant. Accordingly, a portion of the proceeds were allocated to the warrant based on its relative fair value using the Geometric Brownian Motion Stock Path Monte Carlo Simulation. The assumptions used in the model were as follows: (i) dividend yield of 0%; (ii) expected volatility of 62.52-63.25%; (iii) weighted average risk-free interest rate of 0.16%; (iv) expected life of three years; (v) estimated fair value of the common shares of $2.60-$5.25 per share; and (vi) various probability assumptions related to redemption, calls and price resets. The ultimate amount allocated to the warrants was $2,209,566, which was recorded as additional paid in capital.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

The warrants allow the holder to purchase one (1) common share at an exercise price of $2.50 per common share (subject to adjustment including upon any future equity offering with a lower exercise price), which may be exercised on a cashless basis under certain circumstances. Upon a reduction to the exercise price of such warrants, the number of warrant shares shall increase such that the aggregate exercise price will remain the same. The warrants have a term of three years and are callable by the Company after one year if the 30-day average stock price is in excess of $5 and the trading volume in the Company’s shares exceed 100,000 shares a day over such period. The Company can also redeem the warrants during the term for $0.50 a warrant in the first year; $1.00 a warrant in the second year; and $1.50 a warrant in the third year.

Noncontrolling Interests

The Company owns 55.0% of 1847 Neese, 95% of 1847 Asien and 92.5% of 1847 Cabinet. For financial interests in which the Company owns a controlling financial interest, the Company applies the provisions of ASC 810, which are applicable to reporting the equity and net income or loss attributable to noncontrolling interests. The results of 1847 Neese, 1847 Asien and 1847 Cabinet and are included in the consolidated statement of operations as of December 31, 2020. The net loss attributable to the 45% non-controlling interest of 1847 Neese amounted to $545,610 and $514,019 for the years ended December 31, 2020 and 2019, respectively. The net loss attributable to the 5% non-controlling interest of 1847 Asien amounted to $18,479 for the period from May 29, 2020 to December 31, 2020. The net income attributable to the 7.5% non-controlling interest of 1847 Cabinet amounted to $28,538 for the period from October 1, 2020 to December 31, 2020.

NOTE 18—COMMITMENTS AND CONTINGENCIES

An office space has been leased on a month-by-month basis.

The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 19—INCOME TAXES

As of December 31, 2020 and 2019, the Company had net operating loss carry forwards of approximately $349,000 and $2,297,000, respectively, that may be available to reduce future years’ taxable income in varying amounts through 2037. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

The cumulative tax effect at the expected rate of 26.3% and 26.3% of significant items comprising the Company’s net deferred tax amount is as follows:

The components for the provision of income taxes include:

	December 31, 2020	December 31, 2019
Current Federal and State	$(102,200)	$16,500
Deferred Federal and State	368,600	(1,218,900)
Total (benefit) provision for income taxes	$266,400	$(1,202,400)

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

A reconciliation of the statutory US Federal income tax rate to the Company’s effective income tax rate is as follows:

	December 31, 2020	December 31, 2019
Federal tax	21.0%	21.0%
State tax	4.5%	5.5%
Discontinued operations	(4.8)%	0.0%
Permanent items	(1.6)%	(0.2)%
Valuation Allowance	(21.7)%	0.0%
Other	0.8%	0.0%
Effective income tax rate	(1.9)%	26.3%

Deferred income taxes reflect the net tax effect of temporary differences between amounts recorded for financial reporting purposes and amounts used for tax purposes. The Company has a net cumulative current deferred tax asset of $324,000 and a net cumulative long-term deferred tax liability of ($324,000). The major components of deferred tax assets and liabilities are as follows:

	December 31, 2020	December 31, 2019
Deferred tax assets
Receivables	$4,000	$8,000
Related party accruals	204,000	156,000
Inventory obsolescence	53,000	115,000
Sales return reserve	48,000	51,000
Business interest limitation	185,000	343,000
Lease liability	241,000	-
Other	55,000	8,000
Loss carryforward	174,000	624,000
Valuation Allowance	(364,000)	-
Total deferred tax assets	$600,000	$1,305,000

Deferred tax liabilities
Fixed assets	$(359,000)	$(652,000)
Intangibles	(241,000)	(18,000)
Total deferred tax liabilities	$(600,000)	$(670,000)

Total net deferred income tax assets (liabilities)	$-	$635,000

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. At December 31, 2020 and 2019, the Company does not believe that a liability for uncertain tax provisions exists, and therefore, accrued interest and penalties were $0 and $0, respectively. The tax years ended December 31, 2015 through December 31, 2020 are considered to be open under statute and therefore may be subject to examination by the Internal Revenue Service and various state jurisdictions.

The Company is a partnership for federal income taxes; however, its subsidiaries are C corporations. The Company will file consolidated returns whenever possible. Following is a summary of prepaid and deferred tax assets and liabilities for December 31, 2020 and 2019.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

	As of December 31,
	2020	2019
Prepaid income taxes (accrued tax liability)	$39,000	$(24,000)
Deferred tax asset (liability)	$-	$635,000

	Years Ended December 31,
	2020	2019
Income tax (benefit)/expense	$267,000	$(1,202,000)

NOTE 20—SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the years ended December 31, 2020 and 2019 were as follows:

	Years Ended December 31,
	2020	2019
Interest paid	$415,451	$413,894
Income tax paid	$-	$-
Business combinations:
Current assets	$2,255,479	$-
Property and equipment	357,789	-
Intangibles	4,030,000	-
Goodwill	5,989,818	-
Assumed liabilities	(3,575,100)	-
Cash acquired in acquisitions	$1,631,285	$-
Financing:
Due to seller (cash paid to seller day after closing)	$4,622,792	$-
Line of credit	$586,097	$-
Debt discount on line of credit	(17,500)	-
Issuance of common shares on promissory note		-
Line of credit, net	$568,597	$-
Convertible Promissory Note	$1,353,979	$-
Common Shares	$1,115	-
Deemed Dividend related to issuance of Preferred stock	$3,051,478	-
1847 Goedeker Spin-Off Dividend	$283,257	$-
Distribution – Allocation shares	$5,985,000	$-
Distribution receivable - Allocation shares	$2,000,000	$-
Additional Paid-in Capital – common shares and warrants issued	$4,711,385	$430,173
Operating lease, ROU assets and liabilities	$373,916	$-

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

NOTE 21—DISTRIBUTION

On October 23, 2020, the Company completed the distribution of Goedeker’s stock then held by it. The common shareholders of the Company received an aggregate of 2,660,007 shares of the common stock of Goedeker, which were distributed on a pro rata basis at a ratio of 0.710467618568632 shares of Goedeker’s common stock for each common share of the Company held on the record date, and the Manager, as the sole holder of the allocation shares, received 664,993 shares of the common stock of Goedeker, which it then distributed to its members.

As discussed in Note 15, the Manager owns 100% of the allocation shares of the Company which represent the original equity interest in the Company. As a holder of the allocation shares, the Manager is entitled to receive a 20% profit allocation as a form of preferred distribution, pursuant to profit allocation formula upon the occurrence of certain events. The distribution of the profit allocation is paid upon the occurrence of a Sale Event or a Holding Event. The Company records distributions of the profit allocation to the holders upon occurrence of a Sale Event or a Holding Event as dividends declared on allocation interests to stockholders’ equity when they are approved by the Company’s board of directors.

Upon the sale of a subsidiary of the Company, the Manager will be paid a profit allocation based on the gain of the sale and net income (loss) since acquisition, subject to various hurdle thresholds. Upon a Holding Event, the Manager will be paid a profit allocation based on the subsidiary’s net income since its acquisition, subject to various hurdle thresholds. The calculation of the profit allocation and the rights of the Manager, as the holder of the allocation shares, are governed by the operating agreement.

The following is a summary of the profit allocation payments made during the year ended December 31, 2020. There were no allocation payments made to the allocation interest holders in 2019.

During the fourth quarter of 2020, the Company distributed to its shareholders all of the common stock of Goedeker held by it, which resulted in the declaration and payment of a profit allocation interest to the Manager. Payment was in the form of a distribution allocation of 664,993 Goedeker shares with a fair value of $5,985,000 which was calculated by the Company in accordance with the profit allocation formula outlined in the operating agreement. In calculating the distribution, the board reached its preliminary determination based on the fact that no capital was contributed by the Company in connection with the acquisition of Goedeker, and as such all profit from the Sale Event constituted Total Profit Allocation, as outlined in the operating agreement, without regard to losses incurred by Goedeker from the date of acquisition through the date of the spin off.  Post allocation, the Company determined that the calculation required a revision to the shares distributed to the Manager to 443,331 shares, with a fair value of approximately $3,990,000. As a result, $5,985,000 was recognized as a distribution to the allocation shares, and a $1.995 million distribution receivable was established within shareholder’s equity.

NOTE 22 —SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2020 to the date these financial statements were issued, and has determined that, except as set forth below, it does not have any material subsequent events to disclose in these financial statements.

Wolo Closing and Related Transactions

Amendment to the Stock Purchase Agreement and Closing

On December 22, 2020, the Company and its wholly-owned subsidiary 1847 Wolo Inc. (“1847 Wolo”) entered into a stock purchase agreement with Wolo Mfg. Corp., a New York corporation, and Wolo Industrial Horn & Signal, Inc., a New York corporation (together, “Wolo”), and the sellers named therein (together, the “Wolo Sellers”), pursuant to which 1847 Wolo agreed to acquire all of the issued and outstanding capital stock of Wolo (the “Wolo Acquisition”).

On March 30, 2021, the Company, 1847 Wolo, Wolo and the Wolo Sellers entered into amendment No. 1 to the stock purchase agreement to amend certain terms of the stock purchase agreement. Following entry into such amendment, closing of the Wolo Acquisition was completed on the same day.

Pursuant to the terms of the stock purchase agreement, as amended, 1847 Wolo agreed to acquire all of the issued and outstanding capital stock of Wolo for an aggregate purchase price of $7,400,000, subject to adjustment as described below. The purchase price consists of (i) $6,550,000 in cash and (ii) a 6% secured promissory note in the aggregate principal amount of $850,000.

The purchase price is subject to a post-closing working capital adjustment provision. Under this provision, the Wolo Sellers delivered to 1847 Wolo at the closing an unaudited balance sheet of Wolo as of that date. On or before the 75th day following the closing, 1847 Wolo shall deliver to the Wolo Sellers an audited balance sheet as of the closing date. If the net working capital reflected on such final balance sheet exceeds the net working capital reflected on the preliminary balance sheet delivered at closing, 1847 Wolo shall, within seven days, pay to the Wolo Sellers an amount of cash that is equal to such excess. If the net working capital reflected on the preliminary balance sheet exceeds the net working capital reflected on the final balance, the Wolo Sellers shall, within seven days, pay to 1847 Wolo an amount in cash equal to such excess.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

Purchase to the stock purchase agreement, 1847 Wolo agreed to indemnify and hold harmless the Wolo Sellers for any amounts in respect of taxes payable by the Wolo Sellers in connection with the Wolo Acquisition that are in excess of the amounts of taxes that would have been payable by the Wolo Sellers in connection with the Wolo Acquisition if the closing had occurred on or prior to December 31, 2020.

The stock purchase agreement contains customary representations, warranties and covenants, including a covenant that the Wolo Sellers will not compete with the business of Wolo for a period of three (3) years following closing.

The stock purchase agreement also contains mutual indemnification for breaches of representations or warranties and failure to perform covenants or obligations contained in the stock purchase agreement. In the case of the indemnification provided by the Wolo Sellers with respect to breaches of certain non-fundamental representations and warranties, the Wolo Sellers will only become liable for indemnified losses if the amount exceeds an aggregate of $10,000, whereupon the Wolo Sellers will be liable for all losses that exceed the $100,000 threshold, provided that the liability of the Wolo Sellers for breaches of certain non-fundamental representations and warranties shall not exceed $1,825,000.

6% Secured Promissory Note

As noted above, a portion of the purchase price for Wolo was paid by the issuance of a 6% secured promissory note in the principal amount of $850,000 by 1847 Wolo to the Wolo Sellers. Interest on the outstanding principal amount will be payable quarterly at the rate of six percent (6%) per annum. The note matures on the 39-month anniversary following the closing of the acquisition, at which time the outstanding principal amount of the note, along with all accrued, but unpaid interest, shall be paid in one lump sum. 1847 Wolo has the right to prepay all or any portion of the note at any time prior to the maturity date without premium or penalty of any kind. The note contains customary events of default and is secured by all of the assets of Wolo; provided that the rights of the Wolo Sellers under the note are subordinate to the rights of Sterling National Bank under the credit agreement described below.

Management Services Agreement

On March 30, 2021, 1847 Wolo entered into an offsetting management services agreement with the Manager on the same terms as the other offsetting management services agreements described in Note 16; provided that, the quarterly management fee is equal to the greater of $75,000 or 2% of adjusted net assets (as defined in the management services agreement).

The rights of the Manager to receive payments under this offsetting management services agreement are subordinate to the rights of Sterling (as defined below) under separate a subordination agreement that the Manager entered into with Sterling on March 30, 2021.

Credit Agreement and Notes

On March 30, 2021, 1847 Wolo and Wolo entered into a credit Agreement with Sterling National Bank (“Sterling”) for (i) revolving loans in an aggregate principal amount that will not exceed the lesser of the borrowing base (as defined below) or $1,000,000 and (ii) a term loan in the principal amount of $3,550,000. The revolving loan is evidenced by a revolving credit note and the term loan is evidenced by a $3,550,000 term note. The “borrowing base” means an amount equal to the sum of the following: (A) 80% of eligible accounts (as defined in the credit agreement) PLUS (B) the lesser of: (1) 50% percent of eligible inventory (as defined in the credit agreement) or (2) $400,000.00, MINUS (C) such reserves as Sterling may establish from time to time in its sole discretion. Sterling has the right from time to time, in its sole discretion, to amend, substitute or modify the percentages set forth in the definition of borrowing base and the definition(s) of eligible accounts and eligible inventory.

The revolving note matures on March 29, 2022 and bears interest at a per annum rate equal to the greater of (i) the prime rate (as defined in the credit agreement) or (ii) 3.75%. The term note matures on April 1, 2024 and bears interest at a per annum rate equal to the greater of (x) the prime rate plus 3.00% or (y) 5.00%; provided that, upon an event of default, all loans, all past due interest and all fees shall bear interest at a per annum rate equal to the foregoing rate plus 5.00%. Interest accrued on the revolving note and the term note shall be payable on the first day of each month commencing on the first such day of the first month following the making of such revolving loan or term loan, as applicable.

With respect to the term loan, 1847 Wolo and Wolo must repay to Sterling on the first day of each month, (i) beginning on May 1, 2021 and ending on March 1, 2022, eleven (11) equal monthly principal payments of $43,750 each, (ii) beginning on April 1, 2022 and ending on March 1, 2024, twenty-four (24) equal monthly payments of $59,167 each and (iii) on April 1, 2024, a final principal payment in the amount of $1,648,742. In addition, beginning on June 1, 2022 and on each anniversary thereof thereafter until such time as the term loan is repaid in full, 1847 Wolo and Wolo must pay an additional principal payment equal to 50% of the excess cash flow (as defined in the credit agreement), if any. If Sterling has not received the full amount of any monthly payment on or before the date it is due (including as a result of funds not available to be automatically debited on the date on which any such payment is due), 1847 Wolo and Wolo must pay a late fee in an amount equal to six percent (6%) of such overdue payment. 1847 Wolo and Wolo may at any time and from time to time voluntarily prepay the revolving note or the term note in whole or in part.

The credit agreement contains customary representations, warranties, affirmative and negative financial and other covenants and events of default for loans of this type. Each of the revolving note and the term note is secured by a first priority security interest in all of the assets of 1847 Wolo and Wolo.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

Unit Offering

On March 26, 2021, the Company entered into several securities purchase agreements with certain purchasers, pursuant to which the Company sold an aggregate of 1,818,182 units, at a price of $1.65 per unit, to the purchasers for an aggregate purchase price of $3,000,000. Each unit consists of (i) one (1) series A senior convertible preferred share of the Company with a stated value of $2.00 per share and (ii) a three-year warrant to purchase one (1) common share of the Company at an exercise price of $2.50 per share (subject to adjustment), which may be exercised on a cashless basis under certain circumstances. The proceeds of offering were used to fund, in part, an acquisition of Wolo. As described in further detail below, we contributed to 1847 Wolo the $3,000,000 raised in this offering in exchange for 1,000 shares of 1847 Wolo’s series A preferred stock, at a price of $3,000 per share, to fund, in part, the planned acquisition of Wolo by 1847 Wolo.

Pursuant to the securities purchase agreements, the Company is required file a registration statement with the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended, covering the resale of all shares issuable upon conversion of the series A senior convertible preferred shares and exercise of the warrants with thirty (days) after the closing and use its commercially reasonable efforts to have the registration statement declared effective by the SEC as soon as practicable, but in no event later than (i) ninety (90) days after the closing in the event that the SEC does not review the registration statement, or (ii) one hundred fifty (150) days after the closing in the event that the SEC reviews the registration statement (but in any event, no later than two (2) business days from the SEC indicating that it has no further comments on the registration statement).

The lead investors in the offering received participation rights that permit them, for a period of 12 months after the closing, to participate in an offering of securities by the Company or any of its subsidiaries in an amount up to the aggregate amount that the lead investor invested in the offering with customary exclusions.

In addition to the participation right, and registration rights described above, the securities purchase agreements provided several other covenants in favor of the purchasers and/or the lead investor, including information rights, observer rights, certain restrictive covenants, and other covenants customary for similar transactions. The securities purchase agreements also contain customary representations, warranties closing conditions and indemnities.

The warrants issued in this offering have the same terms as the warrants issued on September 30, 2020 and October 26, 2020 in connection with the prior unit offering (see Note 17). In connection with the unit offering, the Company amended and restated the certificate of designation for the series A senior convertible preferred shares (See Note 17). The amendments include the following:

●	The number of shares designated as series A senior convertible preferred shares was increased to 4,450,460.

●	The dividend provision has been amended to provide that if the Company’s common shares are not registered, and rulemaking referred to below is effective, any dividends payable in common shares shall be calculated based upon the fixed price of $1.57; provided that the Company may only elect to pay dividends in common shares based upon such fixed price if the VWAP for the common shares on the Company’s principal trading market during the five (5) trading days immediately prior to the applicable dividend payment date is $1.57 or higher.

●	The conversion price (as defined in the certificate of designation) was changed to $1.75 per share.

●	The voting provision was amended to provide that so long as any series A senior convertible preferred shares are outstanding, the affirmative vote of the Requisite Holders shall be required prior to the Company’s, Kyle’s or Wolo’s creation or issuance of (i) any parity securities; (ii) any senior securities; and (iii) any new indebtedness other than (A) intercompany indebtedness by Kyle’s or Wolo in favor of the Company, (B) indebtedness incurred in favor of the sellers of Kyle’s or Wolo in connection with the acquisition of Kyle’s or Wolo, or (C) indebtedness (or the refinancing of such indebtedness) the proceeds of which are used to complete the acquisition of Kyle’s or Wolo related expenses or working capital to operate the business of Kyle’s or Wolo.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

●	The adjustments provision was revised to add an additional adjustment which provides that if any legislation or rules are adopted whereby the holding period of securities for purposes of Rule 144 of the Securities Act of 1933, as amended, for convertible securities that convert at market-adjusted rates is increased resulting in a longer holding period for convertible securities like the series A senior convertible preferred shares and the unavailability at the time of conversion of Rule 144, the pricing provisions that are based upon the lowest VWAP of the previous ten (10) trading days immediately preceding the relevant adjustment date shall be removed unless the shares issuable upon conversion of series A senior convertible preferred shares are then registered under an effective registration statement, in which case this provision shall not apply.

●	The additional equity interest provision was revised to clarify that the holders of series A senior convertible preferred shares previously issued in connection with the Kyle’s Acquisition shall receive an equity stake in Kyle’s and the holders of series A senior convertible preferred shares issued in connection with the Wolo Acquisition shall receive an equity stake in Wolo.

In exchange for the consent of the holders of the Company’s outstanding series A senior convertible preferred shares to the issuance of these units at a lower purchase price than such holders paid for their shares, the Company issued an aggregate of 398,838 common shares to such holders.

Subscription Agreement

On March 29, 2021, the Company entered into a subscription agreement with 1847 Wolo, pursuant to which 1847 Wolo issued to the Company 1,000 shares of its series A preferred stock, for gross proceeds to 1847 Wolo of $3,000,000. The series A preferred stock has no voting rights and is not convertible into the common stock or any other securities of 1847 Wolo. Dividends at the rate per annum of 16.0% of the stated value of $3,000 per share shall accrue on the series A preferred stock (subject to adjustment) and shall accrue from day to day, whether or not declared, and shall be cumulative. Accruing dividends are payable quarterly in arrears on each of the following dividend payment dates: January 15, April 15, July 15 and October 15 beginning on April 15, 2021. Upon any liquidation, dissolution or winding up of 1847 Wolo, before any payment shall be made to the holders of 1847 Wolo’s common stock, the series A preferred stock then outstanding shall be entitled to be paid out of the funds and assets available for distribution to 1847 Wolo’s stockholders an amount per share equal to the stated value of $3,000 per share, plus any accrued, but unpaid dividends.

Paycheck Protection Program – Phase II

On March 26, 2021, Neese received a second PPP Loan in the amount of $380,385 under Phase II of the Paycheck Protection Program which commenced on January 13, 2021 and allowed certain businesses that received an initial PPP Loan to seek a second draw PPP Loan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2021	1847 HOLDINGS LLC

/s/ Ellery W. Roberts
	Name:	Ellery W. Roberts
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Jay Amond
	Name:	Jay Amond
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Ellery W. Roberts	Chairman and Chief Executive Officer	April 15, 2021
Ellery W. Roberts	(principal executive officer)

/s/ Jay Amond	Chief Financial Officer	April 15, 2021
Jay Amond	(principal financial and accounting officer)

/s/ Robert D. Barry	Director	April 15, 2021
Robert D. Barry

/s/ Paul A. Froning	Director	April 15, 2021
Paul A. Froning