Form 10-Q
period 2021-03-31
1847 Holdings LLC
filed 2021-05-24
CIK 1599407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

or

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

As of May 21, 2021, there were 4,842,851 common shares of the registrant issued and outstanding.

1847 HOLDINGS LLC

Quarterly Report on Form 10-Q

Period Ended March 31, 2021

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

1847 HOLDINGS LLC

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1847 HOLDINGS LLC

CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Current Assets
Cash	$1,839,016	$976,538
Restricted cash	299,877	403,811
Accounts receivable, net	2,509,798	525,625
Inventories, net	4,463,847	2,022,754
Contract assets	180,457	70,230
Prepaid expenses and other current assets	824,707	550,964
Discontinued operations – current assets	1,683,594	1,324,608
TOTAL CURRENT ASSETS	11,801,296	5,874,530
Investments	276,270	276,270
Property and equipment, net	523,014	398,503
Operating lease right of use assets	445,416	357,208
Goodwill	9,097,451	5,989,817
Intangible assets, net	3,787,670	3,885,467
Other assets	6,857	375
Discontinued operations – long-term assets	2,055,722	2,457,770
TOTAL ASSETS	$27,993,696	$19,239,940

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,733,172	$2,558,559
Current portion of operating lease liability	153,503	66,803
Advances, related party	178,516	190,192
Line of credit	870,475	301,081
Due to seller	1,094,524	33,630
Note payable – related party	56,900	56,900
Notes payable – current portion	873,438	429,183
Contract liabilities	65,383	77,403
Customer deposits	3,699,537	3,370,957
Discontinued operations – current liabilities	1,182,344	999,122
TOTAL CURRENT LIABILITIES	10,907,792	8,083,830
Operating lease liability – long term, net of current portion	293,961	291,183
Notes payable – long term, net of current portion	5,063,762	1,637,310
Discontinued operations – long-term liabilities	5,576,671	5,981,467
TOTAL LIABILITIES	$21,842,186	$15,993,790
SHAREHOLDERS’ EQUITY
Allocation shares, 1,000 shares issued and outstanding	1,000	1,000
Series A convertible preferred stock, 4,450,460 and 2,632,278 outstanding as of March 31, 2021 and December 31, 2020, respectively	4,510,272	2,971,427
Distribution receivable	(2,000,000)	(2,000,000)
Common Shares, 500,000,000 shares authorized, 4,842,851 and 4,444,013 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	4,843	4,444
Additional paid-in capital	20,574,175	17,005,491
Accumulated deficit	(16,114,500)	(13,856,973)
TOTAL 1847 HOLDINGS SHAREHOLDERS’ EQUITY	6,975,790	4,125,389
NON-CONTROLLING INTERESTS	(824,280)	(879,239)
TOTAL SHAREHOLDERS’ EQUITY	6,151,510	3,246,150
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$27,993,696	$19,239,940

The accompanying notes are an integral part of these consolidated financial statements

1847 HOLDINGS LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
REVENUES
Construction	$1,515,909	$-
Furniture and appliances revenue	3,264,366	-
TOTAL REVENUE	4,780,275	-
OPERATING EXPENSES
Cost of sales	3,260,682	-
Personnel costs	484,672	-
Depreciation and amortization	122,106	-
General and administrative	1,324,196	39,285
TOTAL OPERATING EXPENSES	5,191,656	39,285
NET LOSS FROM OPERATIONS	(411,381)	(39,285)
OTHER INCOME (EXPENSE)
Gain on forgiveness of debt	360,302	-
Loss on adjustment shares issued	(757,792)	-
Interest expense	(45,121)	(2,415)
TOTAL OTHER INCOME (EXPENSE)	(442,611)	(2,415)
NET LOSS BEFORE INCOME TAXES	(853,992)	(41,700)
INCOME TAX BENEFIT	-	-
NET LOSS FROM CONTINUING OPERATIONS	$(853,992)	$(41,700)

NET LOSS FROM DISCONTINUED OPERATIONS
Income (loss) from discontinued operations before income taxes	178,510	(2,566,582)
Less provision for income taxes for discontinued operations	-	(497,800)
Net income (loss) from discontinued operations	178,510	(2,068,782)
Less net income (loss) from discontinued operations attributable to noncontrolling interests	80,329	(738,185)
Net income (loss) from discontinued operations attributable to 1847 Holdings common shareholders	98,181	(1,330,597)

NET LOSS	(755,811)	(1,372,297)
LESS NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	(25,370)	-
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(730,441)	$(1,372,297)
PREFERRED STOCK ACCRUED DIVIDEND	$188,709	$-
DEEMED DIVIDEND RELATED TO ISSUANCE OF PREFERRED STOCK	$1,527,086	$-
NET LOSS ATTRIBUTABLE TO 1847 HOLDINGS SHAREHOLDERS	$(2,446,236)	$(1,372,297)

Net Loss Per Common Share from continuing operations: Basic and diluted	$(0.16)	$(0.01)
Net Loss Per Common Share from discontinued operations: Basic and diluted	$0.04	$(0.65)
Net Loss Per Common Share: Basic and diluted	$(0.19)	$(0.43)
Weighted-average number of common shares outstanding: Basic and diluted	4,466,171	3,165,625

The accompanying notes are an integral part of these consolidated financial statements

1847 HOLDINGS LLC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

For the Three Months Ended March 31, 2021

	Allocation	Preferred Shares		Goedeker Subscription	Common Shares		Additional Paid-In	Accumulated	Non- Controlling	Shareholders’
	Shares	Shares	Amount	Receivable	Shares	Amount	Capital	Deficit	Interest	Deficit
BALANCE – January 1, 2021	$1,000	2,633,278	$2,971,427	$(2,000,000)	4,444,013	$4,444	$17,005,491	$(13,856,973)	$(879,239)	$3,246,150
Issuance of preferred shares, net of fees	-	1,818,182	1,527,086	-	-	-	3,000,000	(1,527,086)	-	3,000,000
Accrued dividend payable	-	-	11,759	-	-	-	(188,709)	-	-	(176,950)
Issuance of common shares adjustment shares	-	-	-	-	398,838	399	757,393	-	-	757,792
Net loss	-	-	-	-	-	-	-	(730,441)	54,959	(675,482)
BALANCE – March 31, 2021	$1,000	4,451,460	$4,510,272	$(2,000,000)	4,842,851	$4,843	$20,574,175	$(16,114,500)	$(824,280)	$6,151,510

For the Three Months Ended March 31, 2020

	Allocation	Common Shares		Additional Paid-In	Accumulated	Non- Controlling	Shareholders’
	Shares	Shares	Amount	Capital	Deficit	Interest	Deficit
BALANCE – January 1, 2020	$1,000	3,165,625	$3,165	$442,014	$(4,402,043)	$(42,930)	$(3,998,794)
Net loss	-	-	-	-	(1,372,297)	(738,185)	(2,110,482)
BALANCE – March 31, 2020	$1,000	3,165,625	$3,165	$442,014	$(5,774,340)	$(781,115)	$(6,109,276)

The accompanying notes are an integral part of these consolidated financial statements

1847 HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
OPERATING ACTIVITIES
Net loss	$(755,811)	$(1,372,297)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss from discontinued operations	(98,181)	1,330,597
Depreciation and amortization	122,106	-
Loss on adjustment shares issued	757,792	-
Forgiveness of debt	(360,302)	-
Amortization of operating lease right-of-use assets	16,928	-
Changes in operating assets and liabilities:
Accounts receivable	(124,065)	-
Inventory	(115,545)	-
Prepaid expenses and other assets	(62,071)	-
Accounts payable and accrued expenses	65,969	39,915
Operating lease liability	(15,657)	-
Customer deposits	328,580	-
Change on contract liabilities	(122,247)	-
Due to related parties	1,785	1,785
Net cash used in operating activities from continuing operations	(360,719)	-
Net cash used in operating activities from discontinued operations	(123,086)	1,236,777
Net cash used in operating activities	(483,805)	1,236,777
INVESTING ACTIVITIES
Cash acquired in acquisitions	1,094,524	-
Purchase of property and equipment	(148,820)	-
Net cash provided by investing activities from continuing operations	945,704	-
Net cash provided by investing activities from discontinued operations	534,343	(19,758)
Net cash provided by investing activities	1,480,047	(19,758)
FINANCING ACTIVITIES
Repayment of notes payable	(143,432)	-
Net borrowings from lines of credit	569,395	-
Payment to sellers – Kyle’s and Wolo	(3,033,630)	-
Proceeds from issuance of preferred shares, net of costs	3,000,000	-
Preferred dividends	(176,950)	-
Financing fees	(165,229)	-
Proceeds from vehicle loan	123,405	-
Net cash provided by financing activities from continuing operations	173,559	-
Net cash provided by financing activities from discontinued operations	(119,197)	(1,153,362)
Net cash provided by (used in) financing activities	54,362	(1,153,362)
NET CHANGE IN CASH AND RESTRICTED CASH – Continuing Operations	758,544	-
NET CHANGE IN CASH AND RESTRICTED CASH – Discontinuing Operations	292,060	63,657
CASH AND RESTRICTED CASH AVAILABLE – Discontinuing Operations	(292,060)	(63,657)
CASH AND RESTRICTED CASH – Continuing Operations	758,544	-
Beginning of period	1,380,349	-
End of period	$2,138,893	$-

The accompanying notes are an integral part of these consolidated financial statements

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

NOTE 1—ORGANIZATION AND NATURE OF BUSINESS

1847 Holdings LLC (the “Company”) was formed under the laws of the State of Delaware on January 22, 2013. The Company is in the business of acquiring small businesses in a variety of different industries.

On March 27, 2020, the Company and the Company’s wholly owned subsidiary 1847 Asien Inc., a Delaware corporation (“1847 Asien”), entered into a stock purchase agreement with Asien’s Appliance, Inc., a California corporation (“Asien’s”), and Joerg Christian Wilhelmsen and Susan Kay Wilhelmsen, as trustees of the Wilhelmsen Family Trust, U/D/T Dated May 1, 1992 (the “Asien’s Seller”), pursuant to which 1847 Asien acquired all of the issued and outstanding stock of Asien’s on May 28, 2020 (see Note 10). As a result of this transaction, the Company owns 95% of 1847 Asien, with the remaining 5% held by a third-party, and 1847 Asien owns 100% of Asien’s.

On August 27, 2020, the Company and the Company’s wholly owned subsidiary 1847 Cabinet Inc., a Delaware corporation (“1847 Cabinet”), entered into a stock purchase agreement with Kyle’s Custom Wood Shop, Inc., an Idaho corporation (“Kyle’s”), and Stephen Mallatt, Jr. and Rita Mallatt (the “Kyle’s Sellers”), pursuant to which 1847 Cabinet acquired all of the issued and outstanding stock of Kyle’s on September 30, 2020 (see Note 10). As a result of this transaction, the Company owns 92.5% of 1847 Cabinet, with the remaining 7.5% held by a third-party, and 1847 Cabinet owns 100% of Kyle’s.

On December 22, 2020, the Company and its wholly-owned subsidiary 1847 Wolo Inc. (“1847 Wolo”) entered into a stock purchase agreement with Wolo Mfg. Corp., a New York corporation (“Wolo Mfg”), and Wolo Industrial Horn & Signal, Inc., a New York corporation (“Wolo H&S”), and Barbara Solow and Stanley Solow (together, the “Wolo Sellers”), pursuant to which 1847 Wolo acquired all of the issued and outstanding stock of Wolo Mfg and Wolo H&S on March 30, 2021 (see Note 10). As a result of this transaction, the Company owns 92.5% of 1847 Wolo, with the remaining 7.5% held by a third-party, and 1847 Wolo owns 100% of Wolo Mfg and Wolo H&S.

The Company previously owned two additional companies, 1847 Neese Inc. (which was still owned by the Company as of March 31, 2021) and 1847 Goedeker Inc.

On March 3, 2017, the Company’s wholly owned subsidiary 1847 Neese Inc., a Delaware corporation (“1847 Neese”), entered into a stock purchase agreement with Neese, Inc., an Iowa corporation (“Neese”), and Alan Neese and Katherine Neese (the “Neese Sellers”), pursuant to which 1847 Neese acquired all of the issued and outstanding capital stock of Neese on March 3, 2017. As a result of this transaction, the Company owned 55% of 1847 Neese, with the remaining 45% held by the Neese Sellers. On April 19, 2021, the Company entered into a stock purchase agreement with the Neese Sellers, pursuant to which the Neese Sellers purchased the Company’s 55% ownership interest in 1847 Neese for a purchase price of $325,000 in cash (the “Neese Spin-Off”). As a result of the Neese Spin-Off, 1847 Neese is no longer a subsidiary of the Company.

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries, 1847 Asien, 1847 Cabinet, 1847 Wolo, Asien’s, Kyle’s, Wolo Mfg and Wolo H&S. All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared without audit in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and are presented in US dollars.

The results of Goedeker are included within discontinued operations for three months ended March 31, 2020. The Company retrospectively updated the consolidated financial statements as of December 31, 2020 and for the three months ended March 31, 2020 to reflect this change.

The results of 1847 Neese are included within discontinued operations for the three months ended March 31, 2021 and 2020, respectively. The Company retrospectively updated the consolidated financial statements as of March 31, 2021 and December 31, 2020, and for the three months ended March 31, 2021 and 2020, respectively, to reflect this change.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2020.

Accounting Basis

The Company uses the accrual basis of accounting and GAAP. The Company has adopted a calendar year end.

Segment Reporting

The Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 280, Segment Reporting, requires that an enterprise report selected information about reportable segments in its financial reports issued to its stockholders. The Company has three reportable segments - the Retail and Appliances Segment, which is operated by Asien’s, the Construction Segment, which is operated by Kyle’s, and the Automotive Supplies Segment, which is operated by Wolo Mfg and Wolo H&S (together, “Wolo”).

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

The Automotive Supplies Segment is comprised of the business of Wolo, which is based in Deer Park, NY, and designs and manufactures horn and safety products (electric, air, truck, marine, motorcycle and industrial equipment), and offers vehicle emergency and safety warning lights for cars, trucks, industrial equipment and emergency vehicles.

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

MARCH 31, 2021

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

Impact of COVID-19

The impact of COVID-19 on the Company’s business has been considered in management’s estimates and assumptions; however, it is too early to know the full impact of COVID-19 or its timing on a return to more normal operations. Further, the recently enacted Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) provides for economic assistance loans through the United States Small Business Administration (the “SBA”). On April 28, 2020, Asien’s received $357,500 in Paycheck Protection Program (“PPP”) loans from the SBA under the CARES Act. The PPP provides that the PPP loans may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. Asien’s used the proceeds from the PPP loans for qualifying expenses and to applied for forgiveness of the PPP loans in accordance with the terms of the CARES Act.  On February 16, 2021, Asien’s received notice from Home State Bank and Exchange Bank that its loan had been forgiven in its entirety by the Small Business Administration.

Reclassifications

Certain Statements of Operations reclassifications have been made in the presentation of the Company’s prior financial statements and accompanying notes to conform to the presentation for the three months ended March 31, 2021. The Company reclassified certain operating expense accounts in the Consolidated Statement of Operations. The reclassification had no impact on financial position, net income, or shareholder’s equity.

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

MARCH 31, 2021

(UNAUDITED)

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

Disaggregated revenue for the Retail and Appliances Segment by sales type for the three months ended March 31, 2021 is as follows:

Three Months Ended March 31, 2021
Appliance sales	$3,193,700
Other sales	70,666
Total revenue	$3,264,366

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

Inventory

For Asien’s, inventory mainly consists of appliances that are acquired for resale and is valued at the average cost determined on a specific item basis. Inventory also consists of parts that are used in service and repairs and may or may not be charged to the customer depending on warranty and contractual relationship. Kyle’s typically orders inventory on a job-by-job basis and those jobs are put into production within hours of being received. The inventory in production is accounted for in the contact assets and liabilities and follows the percentage completion methodology. Inventories consisting of materials and supplies are stated at lower of costs or market. The Company periodically evaluates the value of items in inventory and provides write-downs to inventory based on its estimate of market conditions. The Company estimated an obsolescence allowance of $12,824 at March 31, 2021 and December 31, 2020.

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

MARCH 31, 2021

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

MARCH 31, 2021

(UNAUDITED)

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. As the Company had a net loss for the three months ended March 31, 2021, the following 4,450,460 potentially dilutive securities were excluded from diluted loss per share: 4,450,460 for outstanding warrants. As the Company had a net loss for the three months ended March 31, 2020, the following 895,565 potentially dilutive securities were excluded from diluted loss per share: 200,000 for outstanding warrants and 695,565 related to the convertible note payable and accrued interest.

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

Going Concern Assessment

Management assesses going concern uncertainty in the Company’s consolidated financial statements to determine whether there is sufficient cash on hand and working capital, including available borrowings on loans, to operate for a period of at least one year from the date the unaudited consolidated financial statements are issued or available to be issued, which is referred to as the “look-forward period”, as defined in GAAP. As part of this assessment, based on conditions that are known and reasonably knowable to management, management will consider various scenarios, forecasts, projections, estimates and will make certain key assumptions, including the timing and nature of projected cash expenditures or programs, its ability to delay or curtail expenditures or programs and its ability to raise additional capital, if necessary, among other factors. Based on this assessment, as necessary or applicable, management makes certain assumptions around implementing curtailments or delays in the nature and timing of programs and expenditures to the extent it deems probable those implementations can be achieved and management has the proper authority to execute them within the look-forward period.

The Company has generated losses since its inception and has relied on cash on hand, sales of securities, external bank lines of credit, issuance of third-party and related party debt and the sale of a note to support cashflow from operations. For the three months ended March 31, 2021, the Company incurred operating losses of $853,992 (before deducting losses attributable to non-controlling interests and excluding the loss of discontinued operations), cash flows from operations of $360,719 (excluding the cashflow from discontinued operations) and negative working capital of $893,504 (excluding the negative working capital from discontinued operations). In addition to the estimates of funds available from operations, the Company has unpledged assets that it believes could provide for approximately $530,000 of additional borrowings.

Management has prepared estimates of operations for fiscal year 2021 and believes that sufficient funds will be generated from operations to fund its operations and to service its debt obligations for one year from the date of the filing of the unaudited consolidated financial statements in the Company’s Quarterly Report on Form 10-Q, which indicate improved operations and the Company’s ability to continue operations as a going concern.

The impact of COVID-19 on the Company’s business has been considered in these assumptions; however, it is too early to know the full impact of COVID-19 or its timing on a return to more normal operations. Further, the recently enacted CARES Act provides for economic assistance loans through the SBA. On April 28, 2020, Asien’s received $357,500 in PPP loans from the SBA under the CARES Act. The PPP provides that the PPP loans may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. Asien’s used the proceeds from the PPP loans for qualifying expenses and to applied for forgiveness of the PPP loans in accordance with the terms of the CARES Act.  On February 16, 2021, Asien’s received notice from Exchange Bank that its loan had been forgiven in its entirety by the Small Business Administration.

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis under which the Company is expected to be able to realize its assets and satisfy its liabilities in the normal course of business.

Management believes that based on relevant conditions and events that are known and reasonably knowable that its forecasts for one year from the date of the filing of the unaudited consolidated financial statements in the Company’s Quarterly Report on Form 10-Q indicate improved operations and the Company’s ability to continue operations as a going concern. The Company has contingency plans to reduce or defer expenses and cash outlays should operations not improve in the look forward period.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

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

NOTE 3—BUSINESS SEGMENTS

Summarized financial information concerning the Company’s reportable segments for the three months ended March 31, 2021 is presented below. The Company had no revenue from continuing operations for the three months ended March 31, 2020.

	Three Months Ended March 31, 2021
	Retail & Appliances	Construction	Automotive Supplies	Corporate Services	Total
Revenue
Furniture and appliances revenue	$3,264,366	$-	$-	$-	$3,264,366
Construction	-	1,515,909	-	-	1,515,909
Total Revenue	3,264,366	1,515,909	-	-	4,780,275

Total cost of sales	2,506,652	754,030	-	-	3,260,682
Total operating expenses	732,344	524,332	598,295	76,003	1,930,974
Loss from operations	$25,370	$237,547	$(598,295)	$(76,003)	$(411,381)

NOTE 4—CASH EQUIVALENTS AND INVESTMENTS

	March 31, 2021	December 31, 2020
Cash and cash equivalents
Operating accounts	$1,814,016	$976,538
Restricted accounts	299,877	403,811
Subtotal	$2,113,893	$1,380,349

Held to Maturity Investments
Restricted accounts - certificates of deposit (4 – 24 month maturities, FDIC insured)	$276,270	$276,270
Subtotal	$276,270	$276,270

TOTAL	$2,390,163	$1,656,619

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

NOTE 5—DISCONTINUED OPERATIONS

ASC 360-10-45-9 requires that a long-lived asset (disposal group) to be sold shall be classified as held for sale in the period in which a set of criteria have been met, including criteria that the sale of the asset (disposal group) is probable and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. For the Goedeker Spin-Off, these criteria were achieved on September 10, 2020, when the board approved the Goedeker Spin-Off and subsequently on October 23, 2020, when the Company completed the Goedeker Spin-Off. These criteria were achieved in March 2021 for the Neese Spin-Off.

The discontinued operations as of March 31, 2021 and December 31, 2020 and for the three months then ended are comprised entirely of the business of Neese. The discontinued operations for the three months ended March 31, 2020 are comprised of the businesses of Neese and Goedeker.

For comparability purposes, certain prior period line items relating to the assets held for sale have been reclassified and presented as discontinued operations for all periods presented in the accompanying consolidated statements of operations, consolidated statements of cash flows, and the consolidated balance sheets.

In accordance with ASC 205-20-S99, “Allocation of Interest to Discontinued Operations”, the Company elected to not allocate consolidated interest expense to discontinued operations where the debt is not directly attributable to or related to discontinued operations.

The following information presents the major classes of line item of assets and liabilities included as part of discontinued operations in the consolidated balance sheets as of March 31, 2021 and December 31, 2020.

	March 31, 2021	December 31, 2020
Current Assets – discontinued operations:
Cash	$708,852	$416,831
Accounts receivable, net	248,621	334,095
Inventories, net	467,062	305,080
Prepaid expenses and other current assets	259,059	268,602
Total current assets – discontinued operations	1,683,594	1,324,608

Noncurrent Assets – discontinued operations:
Property and equipment, net	1,541,996	1,925,844
Operating lease right of use assets	485,326	501,827
Goodwill	22,166	22,166
Intangible assets, net	6,234	7,933

Total noncurrent assets	$2,055,722	$2,457,770

Current liabilities – discontinued operations:
Accounts payable and accrued expenses	$666,908	$484,852
Current portion of operating lease liability	68,891	67,725
Notes payable – current portion	446,545	446,545
Total current liabilities – discontinued operations	1,182,344	999,122

Long term liabilities – discontinued operations:
Notes payable – long term, net of current portion	3,686,766	4,187,376
Accrued expenses – long term, related party	1,473,470	1,359,989
Financing lease liability, net of current portion	416,435	434,102
Total long term liabilities – discontinued operations	$5,576,671	$5,981,467

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

The following information presents the major classes of line items constituting the after-tax loss from discontinued operations in the consolidated statements of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
REVENUES
Services	$474,795	$446,099
Sales of parts and equipment	182,329	288,071
Furniture and appliances	-	9,677,178
TOTAL REVENUE	657,124	10,411,348
OPERATING EXPENSES
Cost of sales	169,921	8,366,438
Personnel costs	422,550	1,764,450
Depreciation and amortization	300,579	403,236
Fuel	99,758	103,764
General and administrative	248,316	1,808,504
TOTAL OPERATING EXPENSES	1,241,124	12,446,392
LOSS FROM OPERATIONS	(584,000)	(2,035,044)
OTHER INCOME (EXPENSE)
Financing costs and loss on early extinguishment of debt	(320)	(202,782)
Gain on forgiveness of debt	380,247	-
Gain/loss on sale of assets	449,334	-
Interest expense	(67,951)	(331,139)
Other income (expense)	1,200	2,383
TOTAL OTHER INCOME (EXPENSE)	762,510	(531,538)
NET LOSS BEFORE INCOME TAXES	178,510	(2,566,582)
INCOME TAX BENEFIT	-	(497,800)
NET INCOME (LOSS) BEFORE NON-CONTROLLING INTERESTS	178,510	(2,068,782)
LESS NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	80,329	(738,185)
NET INCOME (LOSS) ATTRIBUTABLE TO 1847 HOLDINGS SHAREHOLDERS	$98,181	$(1,330,597)

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

The following information presents the major classes of line items constituting significant operating, investing and financing cash flow activities in the unaudited consolidated statements of cash flows relating to discontinued operations:

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities of discontinued operations:
Net Income (Loss)	$178,510	$(2,068,782)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities of discontinued operations:
Depreciation and amortization	300,579	403,236
Amortization of financing costs	2,187	202,782
Amortization of original interest discount	-	14,451
Amortization of operating lease right-of-use assets	16,500	118,555
Gain on forgiveness of PPP loans	(380,247)	-
Gain on sale of equipment	(449,334)	-
Changes in operating assets and liabilities:
Accounts receivable	85,473	727,985
Inventory	(161,982)	215,760
Prepaid expenses and other assets	9,545	167,977
Accounts payable and accrued expenses	178,702	687,126
Operating lease liability	(16,500)	(118,555)
Customer deposits	-	1,270,489
Deferred taxes and uncertain tax position	-	(497,800)
Accrued expense long-term	113,481	113,553
Net cash provided by (used in) operating activities from discontinued operations	$(123,086)	$1,236,777

Cash flows from investing activities in discontinued operations:
Proceeds from sale of equipment	$565,000	$-
Purchase of equipment	(30,697)	(19,758)
Net cash used in investing activities in discontinued operations	$534,303	$(19,758)

Cash flows from financing activities in discontinued operations:
Proceeds from note payable	$380,385	$-
Repayments of notes payable	(499,582)	(392,337)
Net borrowings from lines of credit	-	(681,401)
Repayment of financing lease	-	(79,624)
Net cash used in financing activities in discontinued operations	$(119,197)	$(1,153,362)

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

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

Notes Payable and Warrant Liability

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

MARCH 31, 2021

(UNAUDITED)

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

Financing Lease

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

On July 29, 2020, the Company paid $568,597 to repay this capital lease transaction with Utica in full.

NOTE 6—RECEIVABLES

At March 31, 2021 and December 31, 2020, receivables consisted of the following:

	March 31, 2021	December 31, 2020
Credit card payments in process of settlement	$101,649	$158,924
Trade receivables from customers	2,408,149	366,701
Total receivables	2,509,798	525,625
Allowance for doubtful accounts	-	-
Accounts receivable, net	$2,509,798	$525,625

NOTE 7—INVENTORIES

At March 31, 2021 and December 31, 2020, the inventory balances are composed of:

	March 31, 2021	December 31, 2020
Parts and components	$2,325,548	$6,308
Appliances	2,151,123	2,029,270
Subtotal	4,476,671	2,035,578
Allowance for inventory obsolescence	(12,824)	(12,824)
Inventories, net	$4,463,847	$2,022,754

NOTE 8—PROPERTY AND EQUIPMENT

Property and equipment consist of the following at March 31, 2021 and December 31, 2020:

Classification	March 31, 2021	December 31, 2020
Buildings and improvements	$58,986	$42,601
Equipment and machinery	170,821	173,792
Trucks and other vehicles	348,939	213,850
Total	578,746	430,243
Less: Accumulated depreciation	(55,732)	(31,740)
Property and equipment, net	$523,014	$398,503

Depreciation expense for the three months ended March 31, 2021 and 2020 was $24,309 and $0, respectively.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

NOTE 9—INTANGIBLE ASSETS

The following provides a breakdown of identifiable intangible assets as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Customer Relationships
Identifiable intangible assets, gross	$3,189,000	$3,189,000
Accumulated amortization	(116,570)	(63,419)
Customer relationship identifiable intangible assets, net	3,072,430	3,125,581
Marketing Related
Identifiable intangible assets, gross	841,000	841,000
Accumulated amortization	(125,760)	(81,114)
Marketing related identifiable intangible assets, net	715,240	759,886
Total Identifiable intangible assets, net	$3,787,670	$3,885,467

In connection with the acquisitions of Asien’s and Kyle’s, the Company identified intangible assets of $1,009,000 and $3,021,000, respectively, representing trade names and customer relationships. These assets are being amortized on a straight-line basis over their weighted average estimated useful life of 12.8 years and amortization expense amounted to $97,797 and $0 for the three months ended March 31, 2021 and 2020, respectively.

As of March 31, 2021, the estimated annual amortization expense for each of the next five fiscal years is as follows:

2021 (remainder)	$293,391
2022	391,188
2023	391,188
2024	391,173
2025	258,169
Thereafter	2,062,561
Total	$3,787,670

NOTE 10—ACQUISITIONS

Goedeker

On January 18, 2019, Goedeker entered into an asset purchase agreement with Goedeker Television and Steve Goedeker and Mike Goedeker, which was amended on April 5, 2019, pursuant to which on April 5, 2019 Goedeker acquired substantially all of the assets of Goedeker Television used in its retail appliance and furniture business.

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

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

The table below shows analysis for the Asien’s Acquisition:

Purchase Consideration at fair value:
Common shares	$1,037,500
Notes payable	855,000
Due to seller	233,000
Amount of consideration	$2,125,500

Assets acquired and liabilities assumed at fair value
Cash	$1,501,285
Accounts receivable	235,746
Inventories	1,457,489
Other current assets	41,427
Property and equipment	157,052
Customer related intangibles	462,000
Marketing related intangibles	547,000
Accounts payable and accrued expenses	(280,752)
Customer deposits	(2,405,703)
Notes payable	(509,272)
Other liabilities	(23,347)
Net assets acquired	$1,182,925

Total net assets acquired	$1,182,925
Consideration paid	2,125,500
Goodwill	$942,575

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

On September 30, 2020, the Company, 1847 Cabinet, Kyle’s and the Kyle’s Sellers entered into addendum to the stock purchase and closing of the acquisition of all of the issued and outstanding capital stock of Kyle’s was completed (the “Kyle’s Acquisition”).

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

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

The table below shows an analysis for the Kyle’s Acquisition:

Purchase consideration at fair value:
Common shares	$3,675,000
Notes payable	498,979
Due to seller	4,389,792
Amount of consideration	$8,563,771

Assets acquired and liabilities assumed at fair value
Cash	$130,000
Accounts receivable	385,095
Costs in excess of billings	122,016
Other current assets	13,707
Property and equipment	200,737
Customer related intangibles	2,727,000
Marketing related intangibles	294,000
Accounts payable and accrued expenses	(263,597)
Billings in excess of costs	(43,428)
Other liabilities	(49,000)
Net tangible assets acquired	$3,516,530

Total net assets acquired	$3,516,530
Consideration paid	8,563,771
Goodwill	$5,047,241

The estimated useful life remaining on the property and equipment acquired is 3 to 7 years.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

Wolo

On December 22, 2020, the Company 1847 Wolo entered into a stock purchase agreement with Wolo and the Wolo Sellers, pursuant to which 1847 Wolo agreed to acquire all of the issued and outstanding capital stock of Wolo.

On March 30, 2021, the Company, 1847 Wolo, Wolo and the Wolo Sellers entered into amendment No. 1 to the stock purchase agreement and closing of the acquisition of all of the issued and outstanding capital stock of Wolo was completed (the “Wolo Acquisition”).

The aggregate purchase price was $7,400,000, subject to adjustment as described below. The purchase price consists of (i) $6,550,000 in cash and (ii) a 6% secured promissory note in the aggregate principal amount of $850,000.

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

The provisional fair value of the purchase consideration issued to the Wolo Sellers was allocated to the net tangible assets acquired. The Company accounted for the Wolo Acquisition as the purchase of a business under GAAP under the acquisition method of accounting, and the assets and liabilities acquired were recorded as of the acquisition date, at their respective fair values and consolidated with those of the Company. The fair value of the net assets acquired was approximately $5,386,891. The excess of the aggregate fair value of the net tangible assets has been allocated to goodwill.

The Company is currently in the process of completing the preliminary purchase price allocation as an acquisition of certain assets. The final purchase price allocation for Wolo will be included in the Company’s financial statements in future periods.

The table below shows a preliminary analysis for the Wolo Acquisition:

Purchase consideration at preliminary fair value:
Notes payable	$850,000
Cash	6,550,000
Due to seller	1,094,524
Amount of consideration	$8,494,524

Assets acquired and liabilities assumed at preliminary fair value
Cash	$1,094,524
Accounts receivable	1,860,107
Inventory	2,325,548
Other current assets	218,154
Accounts payable and accrued expenses	(111,442)
Other liabilities
Net tangible assets acquired	$5,386,891

Total net assets acquired	$5,386,891
Consideration paid	8,494,524
Preliminary Goodwill	$3,107,633

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

Proforma

The following unaudited proforma results of operations are presented for information purposes only. The unaudited proforma results of operations are not intended to present actual results that would have been attained had the Asien’s Acquisition, the Kyle’s Acquisition and the Wolo Acquisition been completed as of January 1, 2020 or to project potential operating results as of any future date or for any future periods. The revenue and net income before non-controlling interest of Asien’s for the three months ended March 31, 2021 included in the consolidated statement of operations amounted to approximately $3,264,366 and $362,402, respectively. The revenue and net income before non-controlling interest of Kyle’s for the three months ended March 31, 2021 included in the consolidated statement of operations amounted to approximately $1,515,909 and $25,000, respectively. The unaudited proforma also removes the effect of Goedeker and Neese as if they had been disposed of on January 1, 2020.

	Three Months Ended March 31,
	2021	2020
Revenues, net	$7,138,962	$6,121,977
Net income (loss)	$(349,945)	$431,420
Basic earnings (loss) per share	$(0.07)	$0.09
Diluted earnings (loss) per share	$(0.07)	$0.09

Basic Number of Shares (a)	4,865,009	4,629,463
Diluted Number of Shares (a)	4,865,009	4,629,463

Note: (a) shares assuming as if issued as of Jan 1.

NOTE 11—NOTES PAYABLE

1847 Asien/Asien’s

Arvest Bank

On July 10, 2020, Asien’s entered into a promissory note and security agreement with Arvest Bank for a revolving loan for up to $400,000. The loan matures on July 10, 2021 and bears interest at 5.25% per annum, subject to change in accordance with the Variable Rate (as defined in the promissory note and security agreement), the calculation for which is the U.S. Prime Rate plus 2%. Pursuant to the terms of the promissory note and security agreement, Asien’s is required to make monthly payments beginning on August 10, 2020 and until the maturity date, at which time all unpaid principal and interest will be due. Asien’s may prepay the loan in full or in part at any time without penalty. The promissory note and security agreement contains customary representations, warranties, affirmative and negative covenants and events of default for a loan of this type. The loan is secured by Asien’s inventory and equipment, accounts and other rights of payments, and general intangibles, as such terms are defined in the Uniform Commercial Code. The remaining principal balance of the note at March 31, 2021 is $100,00 and it has accrued interest of $2,564.

8% Subordinated Amortizing Promissory Note

A portion of the purchase price for acquisition of Asien’s was paid by the issuance of an 8% subordinated amortizing promissory note in the principal amount of $200,000 by 1847 Asien to the Asien’s Seller. Interest on the outstanding principal amount will be payable quarterly at the rate of eight percent (8%) per annum. The outstanding principal amount of the note will amortize on a one-year straight-line basis in accordance with a specified amortization schedule, with all unpaid principal and accrued, but unpaid interest being fully due and payable on May 28, 2021. The note contains customary events of default. The right of the Asien’s Seller to receive payments under the note is subordinated to all indebtedness of 1847 Asien to banks, insurance companies and other financial institutions or funds, and federal or state taxation authorities. The remaining principal balance of the note at March 31, 2021 is $53,534 and it has accrued interest of $776.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

6% Amortizing Promissory Note

On July 29, 2020, 1847 Asien entered into a securities purchase agreement with the Asien’s Seller, pursuant to which the Asien’s Seller sold to 415,000 of the Company’s common shares to 1847 Asien a purchase price of $2.50 per share. As consideration, 1847 Asien issued to the Asien’s Seller a two-year 6% amortizing promissory note in the aggregate principal amount of $1,037,500. One-half (50%) of the outstanding principal amount of the note ($518,750) and all accrued interest thereon, will be amortized on a two-year straight-line basis and is payable quarterly. The second-half (50%) of the outstanding principal amount of the note ($518,750) with all accrued, but unpaid interest thereon, is due on the second anniversary of the note. The note is unsecured and contains customary events of default. The remaining principal balance of the note at March 31, 2021 is $913,546 and it has accrued interest of $24,551.

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

Inventory Financing Agreement

On September 25, 2020, Asien’s entered into an inventory financing agreement with Wells Fargo Commercial Distribution Finance, LLC (“Wells Fargo”), pursuant to which Wells Fargo may extend credit to Asien’s from time to time to enable it to purchase inventory from Wells Fargo-approved vendors. The term of the agreement is one year, and from year to year thereafter, unless sooner terminated by either party upon 30 days written notice to the other party. The inventory financing agreement contains customary representations, warranties, affirmative and negative covenants and events of default for a loan of this type. The agreement is secured by all assets of Asien’s and is guaranteed by 1847 Asien and the Company. As of March 31, 2021, Asien’s has not borrowed any funds under this agreement.

4.5% Unsecured Promissory Note

On October 30, 2017, Asien’s entered into a stock repurchase agreement with Paul A. Gwilliam and Terri L. Gwilliam, co-trustees of the Gwilliam Family Trust, pursuant to which Asien’s issued an unsecured promissory note in the aggregate principal amount of $540,000 for a term of 5 years. The note bears interest at the rate of the 4.25% per annum. The remaining balance of the note at March 31, 2021 is comprised of principal of $29,635.

Agreement of Sale of Future Receipts

On May 28, 2020, 1847 Asien and Asien’s entered into an agreement of sale of future receipts with TVT Direct Funding LLC (“TVT”), pursuant to which 1847 Asien and Asien’s agreed to sell future receivables with a value of $685,000 to TVT for a purchase price of $500,000. 1847 Asien and Asien’s agreed to deliver to TVT 20% of its weekly future receipts, or approximately $23,300, over the course of an estimated seven-month term, or such date when the above amount of receivables has been delivered to TVT. 1847 Asien used the proceeds from this sale to finance the Asien’s Acquisition. In addition to all other sums due to TVT under this agreement, 1847 Asien and Asien’s agreed to pay to TVT certain additional fees, including a one-time origination fees of $25,000, as reimbursement of costs incurred by TVT for financial and legal due diligence. The future payments under the TVT agreement are secured by a subordinated security interest in all of the tangible and intangible assets of 1847 Asien and Asien’s. This agreement was terminated in 2020 and there is no remaining balance at March 31, 2021.

Loans on Vehicles

Asien’s has entered into six retail installment sale contracts pursuant to which Asien’s agreed to finance its delivery trucks at rates ranging 3.74% to 6.99% with an aggregate remaining principal amount of $134,027 as of March 31, 2021.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

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

The vested principal of the note due at the maturity date shall be calculated each year based on the average annual consolidated EBITDA (as defined in the note) of 1847 Cabinet for each of the years ended December 31, 2020, 2021 and 2022. The EBITDA for each year shall be divided by $1.4 million multiplied by 100 to obtain the vested percentage. The vested principal for each year shall be equal to the vested percentage for that year multiplied by $350,000. To the extent that the vested percentage for the subject year is less than 80%, no portion of the note for that year shall vest. To the extent that the vested percentage for the subject year is equal to or greater than 120%, the vested principal shall be equal to $420,000 for that year and no more. For the year ended December 31, 2020, EBITDA of 1847 Cabinet was approximately $1,531,000, resulting in a vested amount of approximately $415,000. As of March 31, 2021, the outstanding balance of this note is $498,979.

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

Intercompany Secured Promissory Note

In connection with the acquisition of Kyle’s, the Company provided 1847 Cabinet with the funds necessary to pay the cash portion of the purchase price and cover acquisition expenses. In connection therewith, on September 30, 2020, 1847 Cabinet issued a secured promissory note to the Company in the principal amount of $4,525,000, which was amended and restated on December 11, 2020. Pursuant to such amendment and restatement, if and to the extent any amounts are owing under the units described under Note 17 below, due to a default or redemption, in addition to payment obligations due under the note, 1847 Cabinet is required to immediately make payments to the Company so that it may make any required payments in compliance with the terms of the units. The note bears interest at the rate of 16% per annum. The interest is cumulative, and any unpaid accrued interest will compound on each anniversary date of the note. Interest is due and payable in arrears on January 15, April 15, July 15 and October 15 commencing January 15, 2021. In the event payment of principal or interest due under the note is not made when due, giving effect to any grace period which may be applicable, or in the event of any other default (as defined in the note), the outstanding principal balance shall from the date of default immediately bear interest at the rate of 5% above the then applicable interest rate for so long as such default continues. The Company may demand payment in full of the note at any time, even if 1847 Cabinet has complied with all of the terms of the note; and the note shall be due in full, without demand, upon a third-party sale of all or substantially all the assets and business of 1847 Cabinet or a third-party sale or other disposition of any capital stock of 1847 Cabinet. 1847 Cabinet may prepay the note at any time without penalty. The note contains customary events of default, is guaranteed by Kyle’s and is secured by all of the assets of 1847 Cabinet and Kyle’s. The remaining principal balance of the note at March 31, 2021 is $4,885,129 and it has accrued interest of $189,193.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

1847 Wolo/Wolo

6% Secured Promissory Note

As noted above, a portion of the purchase price for Wolo was paid by the issuance of a 6% secured promissory note in the principal amount of $850,000 by 1847 Wolo to the Wolo Sellers. Interest on the outstanding principal amount will be payable quarterly at the rate of six percent (6%) per annum. The note matures on the 39-month anniversary following the closing of the acquisition, at which time the outstanding principal amount of the note, along with all accrued, but unpaid interest, shall be paid in one lump sum. 1847 Wolo has the right to prepay all or any portion of the note at any time prior to the maturity date without premium or penalty of any kind. The note contains customary events of default and is secured by all of the assets of Wolo; provided that the rights of the Wolo Sellers under the note are subordinate to the rights of Sterling National Bank under the credit agreement described below. The remaining principal balance of the note at March 31, 2021 is $850,000.

Credit Agreement and Notes

On March 30, 2021, 1847 Wolo and Wolo entered into a credit agreement with Sterling National Bank (“Sterling”) for (i) revolving loans in an aggregate principal amount that will not exceed the lesser of the borrowing base (as defined below) or $1,000,000 and (ii) a term loan in the principal amount of $3,550,000. The revolving loan is evidenced by a revolving credit note and the term loan is evidenced by a $3,550,000 term note. The remaining principal balance of the revolving credit note at March 31, 2021 is $770,475. The remaining principal balance of the term note at March 31, 2021 is $3,384,770 comprised of principal of $3,550,000, net of debt discount of $165,230, and it has accrued interest of $21,173.

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

PPP Loans

On April 28, 2020, Asien’s received $357,500 in PPP loans from the SBA under provisions of the CARES Act.  The PPP loans have two-year terms and bear interest at a rate of 1.0% per annum.  Monthly principal and interest payments are deferred for six months after the date of disbursement.  The PPP loans may be prepaid at any time prior to maturity with no prepayment penalties.  The PPP loans contain events of default and other provisions customary for loans of this type.  The PPP provides that the PPP loans may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. Asien’s used the proceeds from the PPP loans for qualifying expenses and to applied for forgiveness of the PPP loans in accordance with the terms of the CARES Act.  On February 16, 2021, Asien’s received notice from Exchange Bank that its loan had been forgiven in its entirety by the Small Business Administration.

NOTE 12—CONVERTIBLE PROMISSORY NOTE

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

NOTE 13—OPERATING LEASES

Kyle’s

On September 1, 2020, Kyle’s entered into an industrial lease agreement with the Kyle’s Sellers, who are officers of Kyle’s and principal shareholders of the Company. The lease is for a term of five years, with an option for a renewal term of five years, and provides for a base rent of $7,000 per month for the first 12 months, which will increase to $7,210 for months 13-16 and to $7,426 for months 37-60. In addition, Kyle’s is responsible for all taxes, insurance and certain operating costs during the lease term. In the event of late payment, interest shall accrue on the unpaid amount at the rate of twelve percent (12%) per annum. The lease agreement contains customary events of default, representations, warranties and covenants.

Supplemental balance sheet information related to leases was as follows:

March 31, 2021
Operating lease right-of-use lease asset	$373,916
Accumulated amortization	21,777
Net balance	$352,139

Lease liability, current portion	65,268
Lease liability, long term	308,648
Total operating lease liabilities	$373,916

Weighted Average Remaining Lease Term - operating leases	41 months

Weighted Average Discount Rate - operating leases	5.5%

Future minimum lease payments under this operating lease as of March 31, 2021 were as follows:

2021 (remainder of year)	$63,840
2022	86,520
2023	87,385
2023	89,116
2025	59,410
Total lease payments	386,271
Less imputed interest	(43,943)
Maturities of lease liabilities	$342,328

Asien’s

Asien’s has an office and showroom space that has been leased on a month-by-month basis for $11,665 per month.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

Wolo

On October 4, 1978, Wolo Mfg entered into a lease agreement with PKL Realty LLC (formerly P.K.L. Realty Corp). This lease agreement has been amended numerous times. Pursuant to the latest amendment entered into in July 2020, the lease expires on July 31, 2022. The lease agreement contains customary events of default representations, warranties and covenants.

March 31, 2021
Operating lease right-of-use lease asset	$105,136
Accumulated amortization
Net balance	$105,136

Lease liability, current portion	84,650
Lease liability, long term	20,486
Total operating lease liabilities	$105,136

Weighted Average Remaining Lease Term - operating leases	16 months

Weighted Average Discount Rate - operating leases	6.0%

Future minimum lease payments under this operating lease as of March 31, 2021 were as follows:

2021 (remainder of year)	$61,401
2022	48,279
Total lease payments	109,680
Less imputed interest	(4,544)
Maturities of lease liabilities	$105,136

NOTE 14—RELATED PARTIES

Management Services Agreement

On April 15, 2013, the Company and the Manager entered into a management services agreement, pursuant to which the Company is required to pay the Manager a quarterly management fee equal to 0.5% of its adjusted net assets for services performed (the “Parent Management Fee”). The amount of the Parent Management Fee with respect to any fiscal quarter is (i) reduced by the aggregate amount of any management fees received by the Manager under any offsetting management services agreements with respect to such fiscal quarter, (ii) reduced (or increased) by the amount of any over-paid (or under-paid) Parent Management Fees received by (or owed to) the Manager as of the end of such fiscal quarter, and (iii) increased by the amount of any outstanding accrued and unpaid Parent Management Fees. The Company expensed $0 in Parent Management Fees for the three months ended March 31, 2021 and 2020.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

Offsetting Management Services Agreements

1847 Neese entered into an offsetting management services agreement with the Manager on March 3, 2017, which is included in discontinued operations, Goedeker entered into an offsetting management services agreement with the Manager on April 5, 2019, which is included in discontinued operations, 1847 Asien entered into an offsetting management services agreement with the Manager on May 28, 2020, 1847 Cabinet entered into an offsetting management services agreement with the Manager on August 21, 2020 and 1847 Wolo entered into an offsetting management services agreement with the Manager on March 30, 2021. Pursuant to the offsetting management services agreements, 1847 Neese appointed the Manager to provide certain services to it for a quarterly management fee equal to $62,500, Goedeker appointed the Manager to provide certain services to it for a quarterly management fee equal to $62,500, 1847 Asien appointed the Manager to provide certain services to it for a quarterly management fee equal to the greater of $75,000 or 2% of adjusted net assets (as defined in the management services agreement), 1847 Cabinet appointed the Manager to provide certain services to it for a quarterly management fee equal to the greater of $75,000 or 2% of adjusted net assets (as defined in the management services agreement) and 1847 Wolo appointed the Manager to provide certain services to it for a quarterly management fee equal to the greater of $75,000 or 2% of adjusted net assets (as defined in the management services agreement); provided, however, in each case that (i) pro rated payments shall be made in the first quarter and the last quarter of the term, (ii) if the aggregate amount of management fees paid or to be paid by such subsidiaries, together with all other management fees paid or to be paid by all other subsidiaries of the Company to the Manager, in each case, with respect to any fiscal year exceeds, or is expected to exceed, 9.5% of the Company’s gross income with respect to such fiscal year, then the management fee to be paid by such subsidiaries for any remaining fiscal quarters in such fiscal year shall be reduced, on a pro rata basis determined by reference to the management fees to be paid to the Manager by all of the subsidiaries of the Company, until the aggregate amount of the management fee paid or to be paid by such subsidiaries, together with all other management fees paid or to be paid by all other subsidiaries of the Company to the Manager, in each case, with respect to such fiscal year, does not exceed 9.5% of the Company’s gross income with respect to such fiscal year, and (iii) if the aggregate amount the management fee paid or to be paid by such subsidiaries, together with all other management fees paid or to be paid by all other subsidiaries of the Company to the Manager, in each case, with respect to any fiscal quarter exceeds, or is expected to exceed, the Parent Management Fee with respect to such fiscal quarter, then the management fee to be paid by such subsidiaries for such fiscal quarter shall be reduced, on a pro rata basis, until the aggregate amount of the management fee paid or to be paid such subsidiaries, together with all other management fees paid or to be paid by all other subsidiaries of the Company to the Manager, in each case, with respect to such fiscal quarter, does not exceed the Parent Management Fee calculated and payable with respect to such fiscal quarter.

Each of these subsidiaries shall also reimburse the Manager for all of their costs and expenses which are specifically approved by their board of directors, including all out-of-pocket costs and expenses, which are actually incurred by the Manager or its affiliates on behalf of these subsidiaries in connection with performing services under the offsetting management services agreements.

The rights of the Manager to receive payments under this offsetting management services agreement with Wolo are subordinate to the rights of Sterling under separate a subordination agreement that the Manager entered into with Sterling on March 30, 2021.

1847 Asien and 1847 Cabinet expensed $75,000 and $75,000, respectively, in management fees for the three months ended March 31, 2021. In conjunction with the Wolo acquisition, the Manager received a fee of $110,000.

On a consolidated basis, the Company expensed total management fees of $260,000 for the three months ended March 31, 2021.

Advances

From time to time, the Company has received advances from its chief executive officer to meet short-term working capital needs. As of March 31, 2021 and December 31, 2020, a total of $118,834 in advances from related parties are outstanding. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

As of March 31, 2021 and December 31, 2020, the Manager has funded the Company $73,143 and $71,358 in related party advances, respectively. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

Grid Promissory Note

On January 3, 2018, the Company issued a grid promissory note to the Manager in the initial principal amount of $50,000. The note provided that the Company could request additional advances from the Manager up to an aggregate additional amount of $150,000. On December 7, 2020, parties amended and restated the note for a new principal amount of $56,900 and maturity date of December 7, 2021. Interest on the note accrues on the unpaid portion of the principal amount and the outstanding portion of all advances at a fixed rate of 8% per annum. If all or a portion of the principal amount or any advance under the note, or any interest payable thereon is not paid when due (whether at the stated maturity, by acceleration or otherwise), such overdue amount shall bear interest at a rate of 12% per annum. In the event that the Company completes a financing that includes an uplisting of the Company’s common shares to a national exchange, then the Company must, contemporaneously with the closing of such financing transaction, repay the entire outstanding principal, outstanding advances, and accrued and unpaid interest on the note. The note is unsecured and contains customary events of default. As of March 31, 2021 and December 31, 2020, the Manager has advanced $56,900 of the note and the Company has accrued interest of $26,297 and $25,159, respectively.

Building Lease

On September 1, 2020, Kyle’s entered into an industrial lease agreement with the Kyle’s Sellers, who are officers of Kyle’s and principal shareholders of the Company. See Note 13 for details regarding this lease.

NOTE 15—SHAREHOLDERS’ EQUITY (DEFICIT)

Allocation Shares

As of March 31, 2021 and December 31, 2020, the Company had authorized and outstanding 1,000 allocation shares. These allocation shares do not entitle the holder thereof to vote on any matter relating to the Company other than in connection with amendments to the Company’s operating agreement and in connection with certain other corporate transactions as specified in the operating agreement.

The Manager owns 100% of the allocation shares of the Company which represent the original equity interest in the Company. As a holder of the allocation shares, the Manager is entitled to receive a 20% profit allocation as a form of preferred distribution, pursuant to a profit allocation formula upon the occurrence of certain events. Generally, the distribution of the profit allocation is paid upon the occurrence of the sale of a material amount of capital stock or assets of one of the Company’s businesses (a “Sale Event”) or, at the option of the Manager, at the five-year anniversary date of the acquisition of one of the Company’s businesses (a “Holding Event”). The Company records distributions of the profit allocation to the holders upon occurrence of a Sale Event or Holding Event as dividends declared on allocation interests to stockholders’ equity when they are approved by the Company’s board of directors.

The 1,000 allocation shares are issued and outstanding and held by the Manager, which is controlled by Mr. Roberts, the Company’s chief executive officer and controlling shareholder.

Series A Senior Convertible Preferred Shares

On September 30, 2020, the Company executed a certificate of designation, which was amended on November 20, 2020 and amended and restated on March 26, 2021, to designate 4,450,460 of its shares as series A senior convertible preferred shares. Following is a description of the rights of the series A senior convertible preferred shares.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

Dividends. Dividends at the rate per annum of 14.0% of the stated value ($2.00 per share, subject to adjustment) shall accrue on the series A senior convertible preferred shares. Dividends shall accrue from day to day, whether or not declared, and shall be cumulative. Dividends shall be payable quarterly in arrears on each dividend payment date in cash or common shares at the Company’s discretion. Dividends payable in common shares shall be calculated based on a price equal to eighty percent (80%) of the volume weighted average price (“VWAP”) for the common shares on the Company’s principal trading market during the five (5) trading days immediately prior to the applicable dividend payment date; provided, however, that if the common shares are not registered, and rulemaking referred to below is effective on the payment date, the dividends payable in common shares shall be calculated based upon the fixed price of $1.57; provided further, that the Company may only elect to pay dividends in common shares based upon such fixed price if the VWAP for the five (5) trading days immediately prior to the applicable dividend payment date is $1.57 or higher.

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

Voting Rights. The series A senior convertible preferred shares do not have any voting rights; provided that, so long as any series A senior convertible preferred shares are outstanding, the affirmative vote of holders of a majority of series A senior convertible preferred shares, which majority must include Leonite so long as Leonite holds any series A senior convertible preferred shares (the “Requisite Holders”), voting as a separate class, shall be necessary for approving, effecting or validating any amendment, alteration or repeal of any of the provisions of the certificate of designation. In addition, so long as any series A senior convertible preferred shares are outstanding, the affirmative vote of the Requisite Holders shall be required prior to the Company’s (or Kyle’s or Wolo’s) creation or issuance of (i) any parity securities; (ii) any senior securities; and (iii) any new indebtedness other than (A) intercompany indebtedness by Kyle’s or Wolo in favor of the Company, (B) indebtedness incurred in favor of the sellers of Kyle’s or Wolo in connection with the acquisition of Kyle’s or Wolo, or (C) indebtedness (or the refinancing of such indebtedness) the proceeds of which are used to complete the acquisition of Kyle’s or Wolo related expenses or working capital to operate the business of Kyle’s or Wolo. Notwithstanding the foregoing, this shall not apply to any financing transaction the use of proceeds of which the Company will use to redeem the series A senior convertible preferred shares and the warrants issued in connection therewith.

Conversion Rights. Each series A senior convertible preferred share, plus all accrued and unpaid dividends thereon, shall be convertible, at the option of the holder thereof, at any time and from time to time into such number of fully paid and nonassessable common shares determined by dividing the stated value, plus the value of the accrued, but unpaid, dividends thereon, by the conversion price of $1.75 per share; provided that in no event shall the holder of any series A senior convertible preferred shares be entitled to convert any number of series A senior convertible preferred shares that upon conversion the sum of (i) the number of common shares beneficially owned by the holder and its affiliates and (ii) the number of common shares issuable upon the conversion of the series A senior convertible preferred shares with respect to which the determination of this proviso is being made, would result in beneficial ownership by the holder and its affiliates of more than 4.99% of the then outstanding common shares of the Company. This limitation may be waived (up to a maximum of 9.99%) by the holder and in its sole discretion, upon not less than sixty-one (61) days’ prior notice to the Company.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

Notwithstanding the foregoing, the conversion price for purposes of the adjustments above shall not be adjusted to a number that is below $0.0075. In addition, if any legislation or rules are adopted whereby the holding period of securities for purposes of Rule 144 of the Securities Act of 1933, as amended, for convertible securities that convert at market-adjusted rates is increased resulting in a longer holding period for convertible securities like the series A senior convertible preferred shares and the unavailability at the time of conversion of Rule 144, the pricing provisions that are based upon the lowest VWAP of the previous ten (10) trading days immediately preceding the relevant adjustment date shall be removed unless the common shares issuable upon conversion are then registered under an effective registration statement.

Additional Equity Interest. On the third adjustment date set forth above, the Company is required to cause Kyle’s and Wolo to issue to the holders of series A senior convertible preferred shares, on a pro rata basis, a ten percent (10%) equity stake Kyle’s and/or Wolo (the “Additional Equity Interest”). The holders of series A senior convertible preferred shares issued in connection with the financing to complete the acquisition of Kyle’s shall receive the equity stake in Kyle’s and the holders of series A senior convertible preferred shares issued in connection with the financing to complete the acquisition of Wolo shall receive the equity stake in Wolo. The Company is required to cause Kyle’s and Wolo to grant to the holders of the series A senior convertible preferred shares upon the issuance to them of the Additional Equity Interest a right to receive an additional number of shares of common stock of Kyle’s or Wolo if Kyle’s or Wolo issues to any third-party equity securities at a price below the acquisition price (as defined below). Such additional number of shares of common stock of Kyle’s or Wolo to be issued in such instance shall be equal to a number of shares of common stock of Kyle’s or Wolo which, when added to the number of shares of common stock of Kyle’s or Wolo constituting the Additional Equity Interest, would be equal to the total number of shares of common stock which would have been issued to a holder of series A senior convertible preferred shares if the price per share of common stock of Kyle’s or Wolo was equivalent to the price per equity security paid by such third-party in Kyle’s or Wolo. For purposes of this provision, “acquisition price” means the price per share of Kyle’s and Wolo that was paid by the Company upon the acquisition of Kyle’s and Wolo, respectively.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

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

On March 26, 2021, the Company sold an aggregate of 1,818,182 units, at a price of $1.65 per unit, for aggregate gross proceeds of $3,000,000. Each unit consists of one (1) series A senior convertible preferred share and a three-year warrant to purchase one (1) common share at an exercise price of $2.50 per common share (subject to adjustment), which may be exercised on a cashless basis under certain circumstances. The Company ASC 740 and recorded a deemed dividend of $1,527,086 as a result of a beneficial conversion feature. As the Company does not have any retained earnings this deemed dividend was netting against additional paid-in capital and the net accounting effect was none.

In the period ending March 31, 2021, the Company accrued dividends attributable to the series A senior convertible preferred shares in the amount of $188,109 and paid the prior period accrued dividends of $176,950.

Common Shares

The Company is authorized to issue 500,000,000 common shares as of March 31, 2021 and December 31, 2020. As of March 31, 2021 and December 31, 2020, the Company had 4,842,851 and 4,444,013 common shares issued and outstanding, respectively. The common shares entitle the holder thereof to one vote per share on all matters coming before the shareholders of the Company for a vote.

The Company did not issue any equity securities in the three months ended March 31, 2020.

On March 26, 2021, the Company issued an aggregate of 398,838 common shares to the holders of the series A senior convertible preferred shares issued on September 30, 2020 and October 26, 2020. As noted above, the purchase price for the units issued to such holders was $1.90 per unit. As noted above, on March 26, 2021, the Company issued additional units at a purchase price of $1.65 per unit. In exchange for the consent of the holders of the Company’s outstanding series A senior convertible preferred shares to the issuance of these additional units at a lower purchase price than such holders paid for their shares, the Company issued 398,838 common shares to such holders.

Warrants

	Number of Common Stock Warrants	Weighted average exercise price	Weighted average life (years)	Intrinsic value of Warrants
Outstanding, January 1, 2021	2,632,278	$2.50	2.76	$-
Granted	1,818,182	2.50	3.00	-
Exercised	-	-	-	-
Canceled	-	-	-	-
Outstanding, March 31, 2021	4,450,460	$2.50	2.71	$-
Exercisable, March 31, 2021	4,450,460	$2.50	2.71	$-

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

On March 26, 2021, the Company sold an aggregate of 1,818,182 units, at a price of $1.65 per unit, for aggregate gross proceeds of $3,000,000. Each unit consists of one (1) series A senior convertible preferred share and a three-year warrant to purchase one (1) common share at an exercise price of $2.50 per common share (subject to adjustment). Accordingly, a portion of the proceeds were allocated to the warrant based on its relative fair value using the Geometric Brownian Motion Stock Path Monte Carlo Simulation. The assumptions used in the model were as follows: (i) dividend yield of 0%; (ii) expected volatility of 62.52-63.25%; (iii) weighted average risk-free interest rate of 0.16%; (iv) expected life of three years; (v) estimated fair value of the common shares of $2.60-$5.25 per share; and (vi) various probability assumptions related to redemption, calls and price resets. The ultimate amount allocated to the warrants was $1,472,914, which was recorded as additional paid in capital.

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

NOTE 16—COMMITMENTS AND CONTINGENCIES

An office space has been leased on a month-by-month basis.

The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 17—SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020
Interest paid	$52,437	$-
Income tax paid	$-	$-
Business combinations:		-
Current assets
Current Assets	$4,403,809	$-
Preliminary goodwill	3,107,633	-
Assumed liabilities	(111,442)	-
Cash acquired in acquisitions	$7,400,000	$-
Financing:
Due to seller (cash paid to seller day after closing)	$1,094,524	$-
Note payable seller	$850,000	$-
Common Shares
Deemed Dividend related to issuance of Preferred stock	$1,527,086	$-
Additional Paid-in Capital – common shares and warrants issued	$757,772	$-
Operating lease, ROU assets and liabilities	$105,136	$-

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

NOTE 18—SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2021 to the date these financial statements were issued, and has determined that, except as set forth below, it does not have any material subsequent events to disclose in these financial statements.

Neese Spin-Off

On April 19, 2021, the Company entered into a stock purchase agreement with the Neese Sellers, pursuant to which the Neese Sellers purchased the Company’s 55% ownership interest in 1847 Neese for a purchase price of $325,000 in cash. As a result of the Neese Spin-Off, 1847 Neese is no longer a subsidiary of the Company.

Pursuant to the stock purchase agreement, the Neese Sellers agreed to, within thirty (30) days following the closing of the Neese Spin-Off change the name of 1847 Neese by amending its Certificate of Incorporation in the State of Delaware so that it does not include the number 1847 or the words Eighteen Forty Seven or any other name that would be confusingly similar to the Company’s name and provide the Company with written evidence of such name change. In addition, within fifteen (15) days following closing of the Neese Spin-Off, the Company agreed to limit the usage of Neese, Inc. at its website to listing Neese, Inc. as a formerly owned company.

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

Special Note Regarding Forward Looking Statements

This report contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to us. All statements other than statements of historical facts are forward-looking statements. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	our ability to effectively integrate and operate the businesses that we acquire;
●	our ability to successfully identify and acquire additional businesses;
●	our organizational structure, which may limit our ability to meet our dividend and distribution policy;
●	our ability to service and comply with the terms of indebtedness;
●	our cash flow available for distribution and our ability to make distributions to our common shareholders;
●	our ability to pay the management fee, profit allocation and put price to the Manager when due;
●	labor disputes, strikes or other employee disputes or grievances;
●	the regulatory environment in which our businesses operate under;
●	trends in the industries in which our businesses operate;
●	the competitive environment in which our businesses operate;
●	changes in general economic or business conditions or economic or demographic trends in the United States including changes in interest rates and inflation;
●	our and the Manager’s ability to retain or replace qualified employees of our businesses and the Manager;
●	casualties, condemnation or catastrophic failures with respect to any of our business’ facilities;
●	costs and effects of legal and administrative proceedings, settlements, investigations and claims; and
●	extraordinary or force majeure events affecting the business or operations of our businesses.

In some cases, you can identify forward-looking statements by terms such as “may,” “could,” “will,” “should,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2020. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance.

The forward-looking statements made in this report relate only to events or information as of the date on which the statements are made in this report. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

Overview

We are an acquisition holding company focused on acquiring and managing a group of small businesses, which we characterize as those that have an enterprise value of less than $50 million, in a variety of different industries headquartered in North America. To date, we have completed five acquisitions and subsequently spun off two of the acquired companies.

In May 2020, our subsidiary 1847 Asien Inc. (“1847 Asien”) acquired Asien’s Appliance, Inc., a California corporation (“Asien’s”). Asien’s has been in business since 1948 serving the North Bay area of Sonoma County, California. It provides a wide variety of appliance services, including sales, delivery/installation, in-home service and repair, extended warranties, and financing. Its main focus is delivering personal sales and exceptional service to its customers at competitive prices.

In September 2020, our subsidiary 1847 Cabinet Inc. (“1847 Cabinet”) acquired Kyle’s Custom Wood Shop, Inc., an Idaho corporation (“Kyle’s”). Kyle’s is a leading custom cabinetry maker servicing contractors and homeowners since 1976 in Boise, Idaho and the surrounding area. Kyle’s focuses on designing, building, and installing custom cabinetry primarily for custom and semi-custom builders.

In March 2021, our subsidiary 1847 Wolo Inc. (“1847 Wolo”) acquired Wolo Mfg. Corp., a New York corporation, and Wolo Industrial Horn & Signal, Inc., a New York corporation (collectively, “Wolo”). Headquartered in Deer Park, New York and founded in 1965, Wolo designs and manufactures horn and safety products (electric, air, truck, marine, motorcycle and industrial equipment), and offers vehicle emergency and safety warning lights for cars, trucks, industrial equipment and emergency vehicles.

Our first acquisition was in March 2017, pursuant to which our subsidiary 1847 Neese Inc. (“1847 Neese”) acquired Neese, Inc. (“Neese”), a business specializing in providing a wide range of land application services and selling equipment and parts in Grand Junction, Iowa. On April 19, 2021, we sold 1847 Neese back to the original sellers. As a result, 1847 Neese is no longer a subsidiary of the Company.

In April 2019, our subsidiary 1847 Goedeker Inc. (“1847 Goedeker”) acquired substantially all of the assets of Goedeker Television Co. (“Goedeker Television”), a one-stop e-commerce destination for home furnishings, including appliances, furniture, home goods and related products. On October 23, 2020, we distributed all of the shares of 1847 Goedeker that we held to our shareholders. As a result of this distribution, 1847 Goedeker is no longer a subsidiary of the Company.

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

Impact of Coronavirus Pandemic

In late 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. On March 11, 2020, the World Health Organization declared the outbreak a pandemic, and on March 13, 2020, the United States declared a national emergency. Most states and cities have reacted by instituting quarantines, restrictions on travel, “stay at home” rules and restrictions on the types of businesses that may continue to operate, as well as guidance in response to the pandemic and the need to contain it.

Asien’s was qualified as an essential business and remained open during the pandemic, with certain occupancy restrictions at times, so it did not experience any meaningful business interruption. However, Asien’s is dependent upon suppliers to provide it with all of the products that its sells. The pandemic has impacted and may continue to impact suppliers and manufacturers of certain of its products. As a result, Asien’s has faced and may continue to face delays or difficulty sourcing certain products, which could negatively affect its business and financial results. Even if Asien’s is able to find alternate sources for such products, they may cost more, which could adversely impact Asien’s profitability and financial condition.

Kyle’s was also qualified as an essential business and remained open during the pandemic, with certain occupancy restrictions at times, so it did not experience any meaningful business interruption. However, certain key customers of Kyle’s elected to either temporarily stop building homes or delayed their building process, particularly during the second quarter of 2020, which adversely affected Kyle’s sales. Further, early on during the pandemic, several of Kyle’s employees had taken time off because of medical experiences, and certain of them did not return to employment. Kyle’s has been hiring and training new employees to replace lost productivity because of the aforementioned loss of employees. Kyle’s did not experience any meaningful business interruption related to any of its key suppliers; although recently, potentially as a result of the pandemic and resulting impact, Kyle’s has seen price increases in certain key raw materials such as wood products and hardware. These increases may negatively affect Kyle’s profitability and financial condition. If the pace of the pandemic does not continue to slow, it may continue to negatively affect Kyle’s ability to generate sales opportunities and to hire productive employees, as well as impact the cost of raw materials. Therefore, Kyle’s business operations may experience further delays and experience lost sales opportunities and increased costs, which could further adversely impact Kyle’s profitability and financial condition.

[Add similar language for Wolo]

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

Management Fees

On April 15, 2013, the Company and the Manager entered into a management services agreement, pursuant to which the Company is required to pay the Manager a quarterly management fee equal to 0.5% of its adjusted net assets for services performed (the “Parent Management Fee”). The amount of the Parent Management Fee with respect to any fiscal quarter is (i) reduced by the aggregate amount of any management fees received by the Manager under any offsetting management services agreements with respect to such fiscal quarter, (ii) reduced (or increased) by the amount of any over-paid (or under-paid) Parent Management Fees received by (or owed to) the Manager as of the end of such fiscal quarter, and (iii) increased by the amount of any outstanding accrued and unpaid Parent Management Fees. The Company expensed $0 and $0 in Parent Management Fees for the three months ended March 31, 2021 and 2020, respectively.

1847 Neese entered into an offsetting management services agreement with the Manager on March 3, 2017, which is included in discontinued operations, 1847 Goedeker entered into an offsetting management services agreement with the Manager on April 5, 2019, which is included in discontinued operations, 1847 Asien entered into an offsetting management services agreement with the Manager on May 28, 2020, 1847 Cabinet entered into an offsetting management services agreement with the Manager on August 21, 2020 and 1847 Wolo entered into an offsetting management services agreement with the Manager on March 30, 2021. Pursuant to the offsetting management services agreements, 1847 Neese appointed the Manager to provide certain services to it for a quarterly management fee equal to $62,500, 1847 Goedeker appointed the Manager to provide certain services to it for a quarterly management fee equal to $62,500, 1847 Asien appointed the Manager to provide certain services to it for a quarterly management fee equal to the greater of $75,000 or 2% of adjusted net assets (as defined in the management services agreement), 1847 Cabinet appointed the Manager to provide certain services to it for a quarterly management fee equal to the greater of $75,000 or 2% of adjusted net assets (as defined in the management services agreement) and 1847 Wolo appointed the Manager to provide certain services to it for a quarterly management fee equal to the greater of $75,000 or 2% of adjusted net assets (as defined in the management services agreement); provided, however, in each case that (i) pro rated payments shall be made in the first quarter and the last quarter of the term, (ii) if the aggregate amount of management fees paid or to be paid by such subsidiaries, together with all other management fees paid or to be paid by all other subsidiaries of the Company to the Manager, in each case, with respect to any fiscal year exceeds, or is expected to exceed, 9.5% of the Company’s gross income with respect to such fiscal year, then the management fee to be paid by such subsidiaries for any remaining fiscal quarters in such fiscal year shall be reduced, on a pro rata basis determined by reference to the management fees to be paid to the Manager by all of the subsidiaries of the Company, until the aggregate amount of the management fee paid or to be paid by such subsidiaries, together with all other management fees paid or to be paid by all other subsidiaries of the Company to the Manager, in each case, with respect to such fiscal year, does not exceed 9.5% of the Company’s gross income with respect to such fiscal year, and (iii) if the aggregate amount the management fee paid or to be paid by such subsidiaries, together with all other management fees paid or to be paid by all other subsidiaries of the Company to the Manager, in each case, with respect to any fiscal quarter exceeds, or is expected to exceed, the Parent Management Fee with respect to such fiscal quarter, then the management fee to be paid by such subsidiaries for such fiscal quarter shall be reduced, on a pro rata basis, until the aggregate amount of the management fee paid or to be paid such subsidiaries, together with all other management fees paid or to be paid by all other subsidiaries of the Company to the Manager, in each case, with respect to such fiscal quarter, does not exceed the Parent Management Fee calculated and payable with respect to such fiscal quarter.

Each of these subsidiaries shall also reimburse the Manager for all of their costs and expenses which are specifically approved by their board of directors, including all out-of-pocket costs and expenses, which are actually incurred by the Manager or its affiliates on behalf of these subsidiaries in connection with performing services under the offsetting management services agreements.

The rights of the Manager to receive payments under this offsetting management services agreement with Wolo are subordinate to the rights of Sterling (as defined below) under separate a subordination agreement that the Manager entered into with Sterling on March 30, 2021.

1847 Asien and 1847 Cabinet expensed $75,000 and $75,000, respectively, in management fees for the three months ended March 31, 2021. In conjunction with the Wolo acquisition, the Manager received a fee of $110,000.

On a consolidated basis, we expensed total management fees of $260,000 for the three months ended March 31, 2021.

Segments

The Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 280, Segment Reporting, requires that an enterprise report selected information about reportable segments in its financial reports issued to its stockholders. The Company has three reportable segments - the Retail and Appliances Segment, which is operated by Asien’s, the Construction Segment, which is operated by Kyle’s, and the Automotive Supplies Segment, which is operated by Wolo.

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

The Automotive Supplies Segment is comprised of the business of Wolo, which is based in Deer Park, NY, and designs and manufactures horn and safety products (electric, air, truck, marine, motorcycle and industrial equipment), and offers vehicle emergency and safety warning lights for cars, trucks, industrial equipment and emergency vehicles.

The Company provides general corporate services to its segments; however, these services are not considered when making operating decisions and assessing segment performance. These services are reported under “Corporate Services” below and these include costs associated with executive management, financing activities and public company compliance.

Discontinued Operations

On October 23, 2020, we distributed all of the shares of 1847 Goedeker that we held to our shareholders. As a result of this distribution, 1847 Goedeker is no longer a subsidiary of the Company. All financial information of 1847 Goedeker previously presented as part of retail and appliance services operations are classified as discontinued operations and not presented as part of continuing operations.

On April 19, 2021, the Company entered into a stock purchase agreement with Alan Neese and Katherine Neese, pursuant to which they purchased the Company’s 55% ownership interest in 1847 Neese for a purchase price of $325,000 in cash. As a result of this transaction, 1847 Neese is no longer a subsidiary of the Company. All financial information of 1847 Neese previously presented as part of land management services operations are classified as discontinued operations and not presented as part of continuing operations.

Results of Operations

The following table sets forth key components of our results of operations during the three months ended March 31, 2021 and 2020, both in dollars and as a percentage of our revenues.

	March 31, 2021		March 31, 2020
	Amount	% of Revenues	Amount	% of Revenues
Revenues
Construction	$1,515,909	31.7%	$-	-
Furniture and appliances	3,264,366	68.3%	-	-
Total revenues	4,780,275	100.0%	-	-
Operating expenses
Cost of sales	3,260,682	68.2%	-	-
Personnel costs	484,672	10.1%	-	-
Depreciation and amortization	122,106	2.6%	-	-
General and administrative	1,324,196	27.7%	39,285	-
Total operating expenses	5,191,656	108.6%	39,2853	-
Net loss from operations	(411,381)	(8.6)%	(39,285)	-
Other income (expense)
Gain on forgiveness of debt	360,302	7.5%	-	-
Loss on adjustment shares	(757,792)	(15.9)%	-	-
Interest expense	(45,121)	(0.9)%	(2,415)	-
Total other income (expense)	(442,611)	(9.3)%	(2,415)	-
Net loss before income taxes	(853,992)	(17.9)%	(41,700)	-
Income tax benefit	-	0.0%	-	-
Net loss from continuing operations	$(853,992)	(17.9)%	$(41,700)	-

Total revenues. Our total revenues were $4,780,275 for the three months ended March 31, 2021, as compared to $0 for the three months ended March 31, 2020.

The retail and appliances segment generates revenue through the sales of home furnishings, including appliances and related products. Revenues from the retail and appliances segment were $3,264,366 for the three months ended March 31, 2021. The following table summarizes our revenues by sales type for the three months ended March 31, 2021:

Three Months Ended March 31, 2021
Appliance sales	$3,193,700
Other sales	70,666
Total revenues	$3,264,366

The construction segment generates revenue through the construction and sale of custom cabinetry, including kitchen and bath cabinets, fireplace mantels and surrounds, entertainment systems and wall units, bookcases and office cabinets. Revenues from the construction segment were $1,515,909 for the three months ended March 31, 2021.

Cost of sales. Our total cost of sales was $3,260,682 for the three months ended March 31, 2021, as compared to $0 for the three months ended March 31, 2020.

Cost of sales for the retail and appliances segment consists of the cost of purchased merchandise plus the cost of delivering merchandise and where applicable installation, net of promotional rebates and other incentives received from vendors. Cost of sales for the retail and appliances segment was $2,506,652 for the three months ended March 31, 2021. As a percentage of retail and appliances revenues, cost of sales for the retail and appliances segment was 76.8% for three months ended March 31, 2021.

Cost of sales for the construction segment consists of lumber, hardware and materials and plus direct labor and related costs, net of any material discounts from vendors. Cost of sales for the construction segment was $754,030 for the three months ended March 31, 2021. As a percentage of construction revenues, cost of sales for the construction segment was 49.7% for three months ended March 31, 2021.

Personnel costs. Personnel costs include employee salaries and bonuses plus related payroll taxes. It also includes health insurance premiums, 401(k) contributions, and training costs. Our total personnel costs were $484,672 for the three months ended March 31, 2021, as compared to $0 for the three months ended March 31, 2020.

Personnel costs for the retail and appliances segment were $253,083 for the three months ended March 31, 2021. As a percentage of retail and appliances revenue, personnel costs for the retail and appliances segment were 7.8% for three months ended March 31, 2021.

Personnel costs for the construction segment were $231,589 for the three months ended March 31, 2021. As a percentage of construction revenue, personnel costs for the construction segment were 15.3% for the three months ended March 31, 2021.

General and administrative expenses. Our general and administrative expenses consist primarily of professional advisor fees, stock-based compensation, bad debts reserve, rent expense, advertising, bank fees, and other expenses incurred in connection with general operations. Our total general and administrative expenses were $1,324,196 for the three months ended March 31, 2021, as compared to $39,285 for the three months ended March 31, 2021.

General and administrative expenses for the retail and appliances segment were $434,587 for the three months ended March 31, 2021. As a percentage of retail and appliances revenue, general and administrative expenses for the retail and appliances segment were 13.3% for the three months ended March 31, 2021.

General and administrative expenses for the construction segment were $215,311 for the three months ended March 31, 2021. As a percentage of construction revenue, general and administrative expenses for the construction segment were 14.2% for the three months ended March 31, 2021.

General and administrative expenses for the automatic supplies segment were $598,295 for the three months ended March 31, 2021. This expense was related to professional fees related to the acquisition.

General and administrative expenses for our holding company increased by $36,718, or 93.5%, to $76,003 for the three months ended March 31, 2021 from $39,285 for the three months ended March 31, 2020. The increase was due to an increase in professional fees compared to the prior year.

Total other income (expense). We had $442,611 in total other expense, net, for the three months ended March 31, 2021, as compared to other expense, net, of $2,415 for the three months ended March 31, 2020. Other expense, net, for the three months ended March 31, 2021 consisted of loss on adjustment shares of $757,792 and interest expense of $45,121 offset by a gain on forgiveness of debt of $360,302, while total other expense, net, for the three months ended March 31, 2020 consisted of $2,415 in interest expense.

Net loss from continuing operations. As a result of the cumulative effect of the factors described above, our net loss from continuing operations was $853,992 for the three months ended March 31, 2021, as compared to a net loss of $41,700 for the three months ended March 31, 2020.

Liquidity and Capital Resources

As of March 31, 2021, we had cash and cash equivalents of $1,839,016 and restricted cash of $299,877. To date, we have financed our operations primarily through revenue generated from operations, cash proceeds from financing activities, borrowings, and equity contributions by our shareholders.

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

Our primary use of funds will be for future acquisitions, public company expenses including regular distributions to our shareholders, investments in future acquisitions, payments to our manager pursuant to the management services agreement, potential payment of profit allocation to our manager and potential put price to our manager in respect of the allocation shares it owns. The management fee, expenses, potential profit allocation and potential put price are paid before distributions to shareholders and may be significant and exceed the funds we hold, which may require us to dispose of assets or incur debt to fund such expenditures. See Item 1. “Business—Our Manager” included in our Annual Report on Form 10-K for the year ended December 31, 2020 for more information concerning the management fee, the profit allocation and put price.

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

Our manager, as holder of 100% of our allocation shares, is entitled to receive a twenty percent (20%) profit allocation as a form of preferred equity distribution, subject to an annual hurdle rate of eight percent (8%), as follows. Upon the sale of a company subsidiary, our manager will be paid a profit allocation if the sum of (i) the excess of the gain on the sale of such subsidiary over a high water mark plus (ii) the subsidiary’s net income since its acquisition by our company exceeds the 8% hurdle rate. The 8% hurdle rate is the product of (i) a 2% rate per quarter, multiplied by (ii) the number of quarters such subsidiary was held by our company, multiplied by (iii) the subsidiary’s average share (determined based on gross assets, generally) of our consolidated net equity (determined according to GAAP with certain adjustments). In certain circumstances, after a subsidiary has been held for at least 5 years, our manager may also trigger a profit allocation with respect to such subsidiary (determined based solely on the subsidiary’s net income since its acquisition). The amount of profit allocation may represent a significant cash payment and is senior in right to payments of distributions to our shareholders. Therefore, the amount of profit allocation paid, when paid, will reduce the amount of cash available to us for our operating and investing activities, including future acquisitions. See Item 1. “Business—Our Manager—Our Manager as an Equity Holder—Manager’s Profit Allocation” included in our Annual Report on Form 10-K for the year ended December 31, 2020 for more information on the calculation of the profit allocation.

Our operating agreement also contains a supplemental put provision, which gives our manager the right, subject to certain conditions, to cause us to purchase the allocation shares then owned by our manager upon termination of the management services agreement. The amount of put price under the supplemental put provision is determined by assuming all of our subsidiaries are sold at that time for their fair market value and then calculating the amount of profit allocation would be payable in such a case. If the management services agreement is terminated for any reason other than our manager’s resignation, the payment to our manager could be as much as twice the amount of such hypothetical profit allocation. As is the case with profit allocation, the calculation of the put price is complex and based on many factors that cannot be predicted with any certainty at this time. See Item 1. “Business—Our Manager—Our Manager as an Equity Holder—Supplemental Put Provision” included in our Annual Report on Form 10-K for the year ended December 31, 2020 for more information on the calculation of the put price. The put price obligation, if our manager exercises its put right, will represent a significant cash payment and is senior in right to payments of distributions to our shareholders. Therefore, the amount of put price will reduce the amount of cash available to us for our operating and investing activities, including future acquisitions.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the period indicated:

Cash Flow

	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities from continuing operations	$(360,719)	$-
Net cash provided by investing activities from continuing operations	945,704	-
Net cash provided by financing activities from continuing operations	173,559	-
Net increase in cash and cash equivalents from continuing operations	758,544	-
Cash and cash equivalents at beginning of period	1,380,349	-
Cash and cash equivalent at end of period	$2,138,893	$-

Net cash used in operating activities from continuing operations was $360,719 for the three months ended March 31, 2021, as compared to $0 for the three months ended March 31, 2020. For the three months ended March 31, 2021, the net loss from continuing operations of $755,811, and an increase in accounts receivable of $124,065, an increase in inventory of $115,545, an increase in prepaids and other costs of $62,071, an increase in contract liabilities of $122,247, and non-cash forgiveness of debt of $360,302, offset by an increase in accounts payable and accrued expenses of $65,969, an increase in customer deposits of $328,580, non-cash depreciation and amortization of $122,106, and loss on adjustment shares of $757,792 in common stock issuances, were the primary drivers of the net cash provided by operating activities. For the three months ended March 31, 2020, the net loss from continuing operations of $41,700, offset by an increase in accounts payable and accrued expenses of $39,915 and due to related party of $1,785, were the primary drivers of the net cash used in operating activities.

Net cash provided by investing activities from continuing operations was $945,704 for the three months ended March 31, 2021, which consisted of net cash acquired from the acquisition of Wolo of $1,094,524 offset by the purchase of equipment and vehicles of $148,820. We had no investing activities for the three months ended March 31, 2020.

Net cash provided by financing activities from continuing operations was $173,559 for the three months ended March 31, 2021, which consisted of net proceeds of $3,000,000 from the sale of units described below, line of credit proceeds of $770,745, net of repayments of $201,081, and proceeds from vehicle loans of $123,405, offset by the payments to Wolo’s seller of $3,000,000 and to Kyle’s seller of $33,630, payments of preferred dividends of $176,950, and the payment of financing costs of $165,229. We had no financing activities for the three months ended March 31, 2020.

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

Debt

1847 Holdings

On January 3, 2018, we issued a grid promissory note to the Manager in the initial principal amount of $50,000. The note provided that we could request additional advances from the Manager up to an aggregate additional amount of $150,000. On December 7, 2020, parties amended and restated the note for a new principal amount of $56,900 and maturity date of December 7, 2021. Interest on the note accrues on the unpaid portion of the principal amount and the outstanding portion of all advances at a fixed rate of 8% per annum. If all or a portion of the principal amount or any advance under the note, or any interest payable thereon is not paid when due (whether at the stated maturity, by acceleration or otherwise), such overdue amount shall bear interest at a rate of 12% per annum. In the event that we complete a financing that includes an uplisting of our common shares to a national exchange, then we must, contemporaneously with the closing of such financing transaction, repay the entire outstanding principal, outstanding advances, and accrued and unpaid interest on the note. The note is unsecured and contains customary events of default. As of March 31, 2021 and December 31, 2020, the Manager has advanced $56,900 of the note and we have accrued interest of $26,322 and $25,159, respectively.

1847 Asien/Asien’s

Arvest Bank

On July 10, 2020, Asien’s entered into a promissory note and security agreement with Arvest Bank for a revolving loan for up to $400,000. The loan matures on July 10, 2021 and bears interest at 5.25% per annum, subject to change in accordance with the Variable Rate (as defined in the promissory note and security agreement), the calculation for which is the U.S. Prime Rate plus 2%. Pursuant to the terms of the promissory note and security agreement, Asien’s is required to make monthly payments beginning on August 10, 2020 and until the maturity date, at which time all unpaid principal and interest will be due. Asien’s may prepay the loan in full or in part at any time without penalty. The promissory note and security agreement contains customary representations, warranties, affirmative and negative covenants and events of default for a loan of this type. The loan is secured by Asien’s inventory and equipment, accounts and other rights of payments, and general intangibles, as such terms are defined in the Uniform Commercial Code. The remaining principal balance of the note at March 31, 2021 is $100,000 and it has accrued interest of $2,564.

8% Subordinated Amortizing Promissory Note

A portion of the purchase price for acquisition of Asien’s was paid by the issuance of an 8% subordinated amortizing promissory note in the principal amount of $200,000 by 1847 Asien to Joerg Christian Wilhelmsen and Susan Kay Wilhelmsen, as trustees of the Wilhelmsen Family Trust, U/D/T Dated May 1, 1992 (the “Asien’s Seller”). Interest on the outstanding principal amount will be payable quarterly at the rate of eight percent (8%) per annum. The outstanding principal amount of the note will amortize on a one-year straight-line basis in accordance with a specified amortization schedule, with all unpaid principal and accrued, but unpaid interest being fully due and payable on May 28, 2021. The note contains customary events of default. The right of the Asien’s Seller to receive payments under the note is subordinated to all indebtedness of 1847 Asien to banks, insurance companies and other financial institutions or funds, and federal or state taxation authorities. The remaining principal balance of the note at March 31, 2021 is $53,534 and it has accrued interest of $776.

6% Amortizing Promissory Note

On July 29, 2020, 1847 Asien entered into a securities purchase agreement with the Asien’s Seller, pursuant to which the Asien’s Seller sold to 415,000 of the Company’s common shares to 1847 Asien a purchase price of $2.50 per share. As consideration, 1847 Asien issued to the Asien’s Seller a two-year 6% amortizing promissory note in the aggregate principal amount of $1,037,500. One-half (50%) of the outstanding principal amount of the note ($518,750) and all accrued interest thereon, will be amortized on a two-year straight-line basis and is payable quarterly. The second-half (50%) of the outstanding principal amount of the note ($518,750) with all accrued, but unpaid interest thereon, is due on the second anniversary of the note. The note is unsecured and contains customary events of default. The remaining principal balance of the note at March 31, 2021 is $913,546 and it has accrued interest of $24,551.

4.5% Unsecured Promissory Note

On October 30, 2017, Asien’s entered into a stock repurchase agreement with Paul A. Gwilliam and Terri L. Gwilliam, co-trustees of the Gwilliam Family Trust, pursuant to which Asien’s issued an unsecured promissory note in the aggregate principal amount of $540,000 for a term of 5 years. The note bears interest at the rate of the 4.25% per annum. The remaining balance of the note at March 31, 2021 is comprised of principal of $29,635.

Loans on Vehicles

Asien’s has entered into six retail installment sale contracts pursuant to which Asien’s agreed to finance its delivery trucks at rates ranging 3.98% to 6.99% with an aggregate remaining principal amount of $134,027 as of March 31, 2021.

1847 Cabinet/Kyle’s

Vesting Promissory Note

A portion of the purchase price for the acquisition of Kyle’s on September 30, 2020 was paid by the issuance of a vesting promissory note by 1847 Cabinet to Stephen Mallatt, Jr. and Rita Mallatt (the “Kyle’s Sellers”) in the principal amount of $1,050,000, which increased to a principal amount of up to $1,260,000 pursuant to the vested percentage calculation described below. Payment of the principal and accrued interest on the note is subject to vesting as described below. The note bears interest on the vested portion of principal amount at the rate of eight percent (8%) per annum. To the extent vested, the vested portion of the principal and all accrued but unpaid interest on such vested portion of the principal shall be paid in one lump sum on the last day of the thirty-sixth (36th) month following the date of the note.

The vested principal of the note due at the maturity date shall be calculated each year based on the average annual consolidated EBITDA (as defined in the note) of 1847 Cabinet for each of the years ended December 31, 2020, 2021 and 2022. The EBITDA for each year shall be divided by $1.4 million multiplied by 100 to obtain the vested percentage. The vested principal for each year shall be equal to the vested percentage for that year multiplied by $350,000. To the extent that the vested percentage for the subject year is less than 80%, no portion of the note for that year shall vest. To the extent that the vested percentage for the subject year is equal to or greater than 120%, the vested principal shall be equal to $420,000 for that year and no more. For the year ended December 31, 2020, EBITDA of 1847 Cabinet was approximately $1,531,000, resulting in a vested amount of approximately $415,000. As of March 31, 2021, the outstanding balance of this note is $498,979.

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

Intercompany Secured Promissory Note

In connection with the acquisition of Kyle’s, the Company provided 1847 Cabinet with the funds necessary to pay the cash portion of the purchase price and cover acquisition expenses. In connection therewith, on September 30, 2020, 1847 Cabinet issued a secured promissory note to the Company in the principal amount of $4,525,000, which was amended and restated on December 11, 2020. Pursuant to such amendment and restatement, if and to the extent any amounts are owing under the units described above, due to a default or redemption, in addition to payment obligations due under the note, 1847 Cabinet is required to immediately make payments to the Company so that it may make any required payments in compliance with the terms of the units. The note bears interest at the rate of 16% per annum. The interest is cumulative and any unpaid accrued interest will compound on each anniversary date of the note. Interest is due and payable in arrears on January 15, April 15, July 15 and October 15 commencing January 15, 2021. In the event payment of principal or interest due under the note is not made when due, giving effect to any grace period which may be applicable, or in the event of any other default (as defined in the note), the outstanding principal balance shall from the date of default immediately bear interest at the rate of 5% above the then applicable interest rate for so long as such default continues. The Company may demand payment in full of the note at any time, even if 1847 Cabinet has complied with all of the terms of the note; and the note shall be due in full, without demand, upon a third-party sale of all or substantially all the assets and business of 1847 Cabinet or a third-party sale or other disposition of any capital stock of 1847 Cabinet. 1847 Cabinet may prepay the note at any time without penalty. The note contains customary events of default, is guaranteed by Kyle’s and is secured by all of the assets of 1847 Cabinet and Kyle’s. The remaining principal balance of the note at March 31, 2021 is $4,885,129 and it has accrued interest of 189,193.

Loans on Vehicles

Kyle’s has entered into two retail installment sale contracts pursuant to which Kyle’s agreed to finance its delivery trucks at rates ranging 5.90% to 6.54% with an aggregate remaining principal amount of $72,707 as of March 31, 2021.

1847 Wolo/Wolo

6% Secured Promissory Note

A portion of the purchase price for Wolo was paid by the issuance of a 6% secured promissory note in the principal amount of $850,000 by 1847 Wolo to Barbara Solow and Stanley Solow (the “Wolo Sellers”). Interest on the outstanding principal amount will be payable quarterly at the rate of six percent (6%) per annum. The note matures on the 39-month anniversary following the closing of the acquisition, at which time the outstanding principal amount of the note, along with all accrued, but unpaid interest, shall be paid in one lump sum. 1847 Wolo has the right to prepay all or any portion of the note at any time prior to the maturity date without premium or penalty of any kind. The note contains customary events of default and is secured by all of the assets of Wolo; provided that the rights of the Wolo Sellers under the note are subordinate to the rights of Sterling National Bank under the credit agreement described below. The remaining principal balance of the note at March 31, 2021 is $850,000.

Credit Agreement and Notes

On March 30, 2021, 1847 Wolo and Wolo entered into a credit agreement with Sterling National Bank (“Sterling”) for (i) revolving loans in an aggregate principal amount that will not exceed the lesser of the borrowing base (as defined below) or $1,000,000 and (ii) a term loan in the principal amount of $3,550,000. The revolving loan is evidenced by a revolving credit note and the term loan is evidenced by a $3,550,000 term note. The remaining principal balance of the revolving credit note at March 31, 2021 is $770,475. The remaining principal balance of the term note at March 31, 2021 is $3,384,770 comprised of principal of $3,550,000, net of debt discount of $165,230.

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

PPP Loans

On April 28, 2020, Asien’s received $357,500 in Paycheck Protection Program (“PPP”) loans from the United States Small Business Administration (the “SBA”) under the provisions of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”).  The PPP loans have two-year terms and bear interest at a rate of 1.0% per annum.  Monthly principal and interest payments are deferred for six months after the date of disbursement.  The PPP loans may be prepaid at any time prior to maturity with no prepayment penalties.  The PPP loans contain events of default and other provisions customary for loans of this type.  The PPP provides that the PPP loans may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. Asien’s used the proceeds from the PPP loans for qualifying expenses and to applied for forgiveness of the PPP loans in accordance with the terms of the CARES Act.  On February 16, 2021, Asien’s received notice from Exchange Bank that its loan had been forgiven in its entirety by the Small Business Administration.

Total Debt

The following table shows aggregate figures for the total debt described above that is coming due in the short and long term as of March 31, 2021. See the above disclosures for more details regarding these loans.

	Short-Term	Long-Term	Total Debt
Grid Promissory Note	$56,900	$-	$56,900
Revolving Loan – Asien’s	100,000	-	100,000
8% Subordinated Amortizing Promissory Note – Asien’s Seller	259,260	654,286	913,546
6% Amortizing Promissory Note – Asien’s Seller	53,534	-	53,534
4.5% Unsecured Promissory Note – Gwilliam Family Trust	29,635	-	29,635
Vehicle loans – Asien’s & Kyle’s	49,757	156,978	206,734
Vesting Promissory Note – Kyle’s Sellers*	-	498,979	498,979
6% Secured Promissory Note – Wolo Sellers	-	850,000	850,000
Revolving Credit Note – Sterling	770,475	-	770,475
Term Note – Sterling	481,250	2,903,520	3,384,770
Total	$1,800,811	$5,063,763	$6,864,573

*net of valuation adjustment of $560,021

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

Inventory

For Asien’s, inventory mainly consists of appliances that are acquired for resale and is valued at the average cost determined on a specific item basis. Inventory also consists of parts that are used in service and repairs and may or may not be charged to the customer depending on warranty and contractual relationship. Kyle’s typically orders inventory on a job by job basis and those jobs are put into production within hours of being received. The inventory in production is accounted for in the contact assets and liabilities and follows the percentage completion methodology. Inventories consisting of materials and supplies are stated at lower of costs or market. The Company periodically evaluates the value of items in inventory and provides write-downs to inventory based on its estimate of market conditions. The Company estimated an obsolescence allowance of $14,824 at March 31, 2021 and December 31, 2020.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2021. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which we are still in the process of remediating as of March 31, 2021, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 for the description of these weaknesses.

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

During its evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2021, our management identified the following material weaknesses:

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

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, our management has identified the steps necessary to address the material weaknesses, and in the first quarter of 2021, we continued to implement the following remedial procedures:

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

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during the first quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during three months ended March 31, 2021 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

We did not repurchase any of our common shares during the three months ended March 31, 2021.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the first quarter of fiscal 2021 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS.

Exhibit No.	Description of Exhibit
3.1	Certificate of Formation of 1847 Holdings LLC (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed on February 7, 2014)

3.2	Second Amended and Restated Operating Agreement of 1847 Holdings LLC, dated January 19, 2018 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 22, 2018)

4.1	Amended and Restated Certificate of Designation of Series A Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on April 1, 2021)

4.2	Form of Common Share Purchase Warrant, dated March 29, 2021 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on April 1, 2021)

10.1	Employment Agreement, dated January 14, 2021, between 1847 Holdings LLC and Jay Amond (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 21, 2021)

10.2	Subscription Agreement, dated March 29, 2021, between 1847 Holdings LLC and 1847 Wolo Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 1, 2021)

10.3	Form of Securities Purchase Agreement, dated March 29, 2021 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 1, 2021)

10.4	Amendment No. 1 to Stock Purchase Agreement, dated March 30, 2021, by and among 1847 Wolo Inc., Wolo Mfg. Corp., Wolo Industrial Horn & Signal, Inc. and Barbara Solow and Stanley Solow (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 5, 2021)

10.5	6% Secured Promissory Note, dated March 30, 2021, issued by 1847 Wolo Inc. to Barbara Solow and Stanley Solow (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on April 5, 2021)

10.6	Subordination and Standby Agreement., dated March 30, 2021, among Sterling National Bank, Wolo Mfg. Corp., Wolo Industrial Horn & Signal, Inc., and 1847 Wolo Inc. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on April 5, 2021)

10.7	Management Services Agreement, dated March 30, 2021, by and between 1847 Wolo Inc. and 1847 Partners LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on April 5, 2021)

10.8	Management Fee Subordination Agreement, dated March 30, 2021, by 1847 Partners LLC and 1847 Wolo Inc. to and for the benefit of Sterling National Bank (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on April 5, 2021)

10.9	Credit Agreement, dated March 30, 2021, among Sterling National Bank, Wolo Mfg. Corp., Wolo Industrial Horn & Signal, Inc. and 1847 Wolo Inc. (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on April 5, 2021)

10.10	Revolving Credit Note issued by Wolo Mfg. Corp., Wolo Industrial Horn & Signal, Inc. and 1847 Wolo Inc. to Sterling National Bank on March 30, 2021 (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on April 5, 2021)

10.11	Term Note issued by Wolo Mfg. Corp., Wolo Industrial Horn & Signal, Inc. and 1847 Wolo Inc. to Sterling National Bank on March 30, 2021 (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on April 5, 2021)

10.12	Security Agreement, dated March 30, 2021, by and between Wolo Mfg. Corp., Wolo Industrial Horn & Signal, Inc., 1847 Wolo Inc. and Sterling National Bank (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on April 5, 2021)

10.13	Patent and Trademark Security Agreement, dated March 30, 2021, by and between Wolo Mfg. Corp., Wolo Industrial Horn & Signal, Inc., 1847 Wolo Inc. and Sterling National Bank (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed on April 5, 2021)

10.14	Collateral Pledge Agreement, dated March 30, 2021, by Wolo Mfg. Corp., Wolo Industrial Horn & Signal, Inc. and 1847 Wolo Inc. in favor of Sterling National Bank (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed on April 5, 2021)

31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 24, 2021	1847 HOLDINGS LLC

/s/ Ellery W. Roberts
Name: Ellery W. Roberts
Title: Chief Executive Officer
(Principal Executive Officer)

/s/ Jay Amond
Name: Jay Amond
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)