Form 10-Q
period 2021-06-30
1847 Holdings LLC
filed 2021-08-16
CIK 1599407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

or

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

As of August 16, 2021, there were 4,842,851 common shares of the registrant issued and outstanding.

1847 HOLDINGS LLC

Quarterly Report on Form 10-Q

Period Ended June 30, 2021

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

1847 HOLDINGS LLC

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1847 HOLDINGS LLC

CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current Assets
Cash	$1,477,524	$976,538
Restricted cash	-	403,811
Accounts receivable, net	2,053,013	525,625
Inventories, net	4,552,179	2,022,754
Contract assets	55,579	70,230
Prepaid expenses and other current assets	970,207	550,964
Discontinued operations – current assets	-	1,324,608
TOTAL CURRENT ASSETS	9,108,502	5,874,530
Investments	276,465	276,270
Property and equipment, net	554,695	398,503
Operating lease right-of-use assets	770,720	357,208
Goodwill	9,238,781	5,989,817
Intangible assets, net	3,689,873	3,885,467
Deferred tax asset	104,000	-
Other assets	6,851	375
Discontinued operations – long-term assets	-	2,457,770
TOTAL ASSETS	$23,749,887	$19,239,940

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,061,830	$2,558,559
Current portion of operating lease liability	196,198	66,803
Advances, related party	193,761	190,192
Line of credit	1,046,309	301,081
Due to seller	96,333	33,630
Note payable – related party	56,900	56,900
Notes payable – current portion	958,531	429,183
Contract liabilities	45,189	77,403
Customer deposits	3,744,462	3,370,957
Discontinued operations – current liabilities	-	999,122
TOTAL CURRENT LIABILITIES	9,399,513	8,083,830
Operating lease liability – long term, net of current portion	577,347	291,183
Notes payable – long term, net of current portion	4,763,483	1,637,310
Discontinued operations – long-term liabilities	-	5,981,467
TOTAL LIABILITIES	$14,740,343	$15,993,790
SHAREHOLDERS’ EQUITY
Allocation shares, 1,000 shares issued and outstanding	1,000	1,000
Series A convertible preferred stock, 4,450,460 and 2,632,278 outstanding as of June 30, 2021 and December 31, 2020, respectively	4,632,242	2,971,427
Distribution receivable	(2,000,000)	(2,000,000)
Common Shares, 500,000,000 shares authorized, 4,842,851 and 4,444,013 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	4,843	4,444
Additional paid-in capital	20,263,496	17,005,491
Accumulated deficit	(13,079,361)	(13,856,973)
TOTAL 1847 HOLDINGS SHAREHOLDERS’ EQUITY	9,822,220	4,125,389
NON-CONTROLLING INTERESTS	(812,676)	(879,239)
TOTAL SHAREHOLDERS’ EQUITY	9,009,544	3,246,150
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$23,749,887	$19,239,940

The accompanying notes are an integral part of these consolidated financial statements

1847 HOLDINGS LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
REVENUES
Furniture and appliances	$3,352,618	$1,185,980	$6,616,984	$1,185,980
Construction	1,314,968	-	2,830,877	-
Automotive supplies	1,980,368	-	1,980,368	-
TOTAL REVENUE	6,647,954	1,185,980	11,428,229	1,185,980
OPERATING EXPENSES
Cost of sales	4,514,789	923,893	7,775,471	923,893
Personnel costs	836,569	81,283	1,321,240	81,283
Depreciation and amortization	126,072	3,543	248,178	3,543
General and administrative	1,350,329	832,827	2,674,526	872,112
TOTAL OPERATING EXPENSES	6,827,759	1,841,546	12,019,415	1,880,831
NET LOSS FROM OPERATIONS	(179,805)	(655,566)	(591,186)	(694,851)
OTHER INCOME (EXPENSE)
Gain on forgiveness of debt	-	-	360,302	-
Financing costs	(6,068)	(28,571)	(6,068)	(28,571)
Loss on adjustment shares issued	-	-	(757,792)	-
Gain on disposition of subsidiary	3,282,804	-	3,282,804	-
Other income/(expense)	(3,539)	-	(3,539)	-
Interest expense	(130,444)	(4,423)	(175,565)	(6,837)
TOTAL OTHER INCOME (EXPENSE)	3,142,753	(32,994)	2,700,142	(35,408)
NET INCOME (LOSS) BEFORE INCOME TAXES	2,962,948	(688,560)	2,108,956	(730,259)
INCOME TAX BENEFIT	(21,900)	(15,000)	(21,900)	(15,000)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	$2,984,848	$(673,560)	$2,130,856	$(715,259)

NET LOSS FROM DISCONTINUED OPERATIONS
Income (loss) from discontinued operations before income taxes	61,895	(5,077,228)	240,405	(7,643,810)
Less provision for income taxes for discontinued operations	-	(938,953)	-	(1,436,753)
Net income (loss) from discontinued operations	61,895	(4,138,275)	240,405	(6,207,057)
Less net income (loss) from discontinued operations attributable to noncontrolling interests	27,853	(1,259,699)	108,182	(1,997,884)
Net income (loss) from discontinued operations attributable to 1847 Holdings common shareholders	34,042	(2,878,576)	132,223	(4,209,173)

NET INCOME (LOSS)	$3,018,890	$(3,552,136)	$2,263,079	$(4,924,432)
LESS NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	(16,250)	(9,439)	(41,620)	(9,439)
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$3,035,140	$(3,542,697)	$2,304,699	$(4,914,993)
PREFERRED STOCK ACCRUED DIVIDEND	310,679	-	499,388	-
DEEMED DIVIDEND RELATED TO ISSUANCE OF PREFERRED STOCK	-	-	1,527,086	-
NET INCOME (LOSS) ATTRIBUTABLE TO 1847 HOLDINGS SHAREHOLDERS	$2,724,461	$(3,542,697)	$278,225	$(4,914,993)

Net income (loss) per common share from continuing operations: basic	$0.61	$(0.20)	$0.46	$(0.22)
Net income (loss) per common share from discontinued operations: basic	$0.01	$(1.21)	$0.05	$(1.89)
Net income (loss) per common share: basic	$0.56	$(1.04)	$0.49	$(1.50)
Net income (loss) per common share from continuing operations diluted	$0.46	$(0.20)	$0.34	$(0.22)
Net income (loss) per common share from discontinued operations: diluted	$0.01	$(1.21)	$0.04	$(1.89)
Net income (loss) per common share: diluted	$0.42	$(1.04)	$0.04	$(1.49)
Weighted-average common shares outstanding: basic	4,842,851	3,418,378	4,655,551	3,290,747
Weighted-average common shares outstanding:	6,421,982	3,418,378	6,234,683	3,290,747

The accompanying notes are an integral part of these consolidated financial statements

1847 HOLDINGS LLC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

For the Three and Six Months Ended June 30, 2021

	Allocation	Preferred Shares		Goedeker Subscription	Common Shares		Additional Paid-In	Accumulated	Non- Controlling	Shareholders’
	Shares	Shares	Amount	Receivable	Shares	Amount	Capital	Deficit	Interest	Deficit
BALANCE – January 1, 2021	$1,000	2,632,278	$2,971,427	$(2,000,000)	4,444,013	$4,444	$17,005,491	$(13,856,973)	$(879,239)	$3,246,150
Issuance of preferred shares, net of fees	-	1,818,182	1,527,086	-	-	-	3,000,000	(1,527,086)	-	3,000,000
Accrued dividend payable	-	-	11,759	-	-	-	(188,709)	-	-	(176,950)
Issuance of common adjustment shares	-	-	-	-	398,838	399	757,393	-	-	757,792
Net loss	-	-	-	-	-	-	-	(730,441)	54,959	(675,482)
BALANCE – March 31, 2021	1,000	4,450,460	4,510,272	(2,000,000)	4,842,851	4,843	20,574,175	(16,114,500)	(824,280)	6,151,510
Accrued dividend payable	-	-	121,970	-	-	-	(310,679)	-	-	(188,709)
Net loss	-	-	-	-	-	-	-	3,035,139	11,604	3,046,743
BALANCE – June 30, 2021	$1,000	4,450,460	$4,632,242	$(2,000,000)	4,842,851	$4,843	$20,263,496	$(13,079,361)	$(812,676)	$9,009,544

For the Three and Six Months Ended June 30, 2020

	Allocation	Common Shares		Additional Paid-In	Accumulated	Non- Controlling	Shareholders’
	Shares	Shares	Amount	Capital	Deficit	Interest	Deficit
BALANCE – January 1, 2020	$1,000	3,165,625	$3,165	$442,014	$(4,402,043)	$(42,930)	$(3,998,794)
Net loss	-	-	-	-	(1,372,297)	(738,185)	(2,110,482)
BALANCE – March 31, 2020	1,000	3,165,625	3,165	442,014	(5,774,340)	(781,115)	(6,109,276)
Common shares issued in connection with acquisition	-	415,000	415	1,037,085	-	-	1,037,500
Common shares issued for service	-	100,000	100	244,900	-	-	245,000
Common shares issued upon partial conversion of convertible note payable	-	100,000	100	274,900	-	-	275,000
Warrants issued in connection with convertible note payable	-	-	-	448,211	-	118,500	566,711
Stock compensation				191,386			191,386
Net loss	-	-	-	-	(3,542,702)	(1,269,137)	(4,811,839)
BALANCE – June 30, 2020	$1,000	3,780,625	$3,780	$2,638,496	$(9,317,042)	$(1,931,752)	$(8,605,518)

 The accompanying notes are an integral part of these consolidated financial statements

1847 HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2021	2020
OPERATING ACTIVITIES
Net income (loss)	$2,263,079	$(4,924,432)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain (loss) from discontinued operations	(132,223)	4,209,173
Gain on disposition of subsidiary	(3,282,804)	-
Depreciation and amortization	248,179	-
Stock compensation		436,386
Loss on adjustment shares issued	757,792	-
Amortization of financing costs	-	28,571
Forgiveness of debt	(360,302)	-
Amortization of operating lease right-of-use assets	50,735	-
Amortization of financing costs	13,769	-
Changes in operating assets and liabilities:
Accounts receivable	332,719	102,651
Inventory	(408,159)	(167,754)
Prepaid expenses and other assets	(207,471)	(317,461)
Accounts payable and accrued expenses	395,334	421,282
Operating lease liability	(50,735)	-
Deferred taxes	(40,000)	(15,000)
Customer deposits	373,505	(43,923)
Change on contract liabilities	(17,563)	-
Due to related parties	3,570	(82,211)
Net cash used in operating activities from continuing operations	(60,575)	(352,718)
Net cash provided by (used in) operating activities from discontinued operations	(170,580)	(4,153,478)
Net cash provided by (used in) operating activities	(231,155)	(4,506,196)
INVESTING ACTIVITIES
Net cash acquired in (paid for) acquisitions	(5,455,476)	1,268,285
Proceeds from sale of subsidiary	325,000	-
Purchase of property and equipment	(208,776)	-
Net cash provided by (used in) investing activities from continuing operations	(5,339,252)	1,268,285
Net cash provided by (used in) investing activities from discontinued operations	644,303	(14,504)
Net cash provided by (used in) investing activities	(4,694,949)	1,253,781
FINANCING ACTIVITIES
Proceeds from notes payable	3,673,405	-
Repayment of notes payable	(358,922)	(686,954)
Proceeds from short term borrowings	-	475,000
Net borrowings from lines of credit	745,228	(93,197)
Payment to sellers – Kyle’s and Wolo	(1,031,821)	-
Proceeds from issuance of preferred shares, net of costs	3,000,000	-
Preferred dividends	(365,658)	-
Financing fees	(165,230)	-

Net cash provided by (used in) financing activities from continuing operations	5,497,002	(305,151)
Net cash used in financing activities from discontinued operations	(208,693)	(472,158)
Net cash provided by (used in) financing activities	5,288,309	(777,309)
NET CHANGE IN CASH AND RESTRICTED CASH – Continuing Operations	97,175	610,416
NET CHANGE IN CASH AND RESTRICTED CASH – Discontinuing Operations	265,030	(4,640,140)
CASH AND RESTRICTED CASH AVAILABLE – Discontinuing Operations	(265,030)	4,640,140
CASH AND RESTRICTED CASH – Continuing Operations
Beginning of period	1,380,349	-
End of period	$1,477,524	$610,416

The accompanying notes are an integral part of these consolidated financial statements

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

JUNE 30, 2021

(UNAUDITED)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared without audit in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and are presented in US dollars.

The results of Goedeker are included within discontinued operations for three and six months ended June 30, 2020. The Company retrospectively updated the consolidated financial statements for the three and six months ended June 30, 2020 to reflect this change.

The results of 1847 Neese are included within discontinued operations for the three and six months ended June 30, 2021 and 2020, respectively. The Company retrospectively updated the consolidated financial statements as of December 31, 2020 and for the three and six months ended June 30, 2021 and 2020, respectively, to reflect this change.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

The Retail and Appliances Segment is comprised of the business of Asien’s, which is based in Santa Rosa, CA, and provides a wide variety of appliance services including sales, delivery, installation, service and repair, extended warranties, and financing.

The Construction Segment is comprised of the business of Kyle’s, which is based in Boise, ID, and provides a wide variety of construction services including custom design and build of kitchen and bathroom cabinetry, delivery, installation, service and repair, extended warranties, and financing.

The Automotive Supplies Segment is comprised of the business of Wolo, which is based in Deer Park, NY, and designs and manufactures horn and safety products (electric, air, truck, marine, motorcycle and industrial equipment), and offers vehicle emergency and safety warning lights for cars, trucks, industrial equipment, and emergency vehicles.

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

JUNE 30, 2021

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

Reclassifications

Certain Statements of Operations reclassifications have been made in the presentation of the Company’s prior financial statements and accompanying notes to conform to the presentation for the three and six months ended June 30, 2021. The Company reclassified certain operating expense accounts in the Consolidated Statement of Operations. The reclassification had no impact on financial position, net income, or shareholder’s equity.

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

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

Disaggregated revenue for the Retail and Appliances Segment by sales type for the three and six months ended June 30, 2021 and for the period from May 29, 2020 to June 30, 2020 is as follows:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021	Period from May 29 to June 30, 2020
Appliance sales	$3,352,618	$6,616,984	$1,185,980
Other sales	-	-	-
Total revenue	$3,352,618	$6,616,984	$1,185,980

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

Accounts Receivable, Net ‒ Accounts receivable, net, are amounts due from customers where there is an unconditional right to consideration.

Kyle’s revenue by sales type is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Construction services	$1,314,968	$-	$2,830,877	$-
			-	-
Total revenue	$1,314,968	$-	$2,830,877	$-

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

Automotive Supplies Segment

Wolo designs and manufactures horn and safety products (electric, air, truck, marine, motorcycle and industrial equipment), and offers vehicle emergency and safety warning lights for cars, trucks, industrial equipment and emergency vehicles. Focused on the automotive and industrial after-market, Wolo sells its products to big-box national retail chains, through specialty and industrial distributors, as well as on- line/mail order retailers and OEMs.

Wolo collects 100% of the payment for internet and phone orders, including tax, from the customer at the time the order is shipped. Customers placing orders with a purchase order through the EDI (Electronic Data Interface) are allowed to purchase on credit and make payment after receipt of product on the agreed upon terms.

Performance Obligations – The revenue that Wolo recognizes arises from orders it receives from contracts with customers. Wolo’s performance obligations under the customer orders correspond to each sale of merchandise that it makes to customers and each order generally contains only one performance obligation based on the merchandise sale to be completed. Control of the delivery transfers to customers when the customer can direct the use of, and obtain substantially all the benefits from, Wolo’s products, which generally occurs when the customer assumes the risk of loss. The transfer of control generally occurs at the point of shipment of the order. Once this occurs, Wolo has satisfied its performance obligation and Wolo recognizes revenue.

Transaction Price ‒ Wolo agrees with customers on the selling price of each transaction. This transaction price is generally based on the agreed upon sales price. In Wolo’s contracts with customers, it allocates the entire transaction price to the sales price, which is the basis for the determination of the relative standalone selling price allocated to each performance obligation. Any sales tax that Wolo collects concurrently with revenue-producing activities are excluded from revenue.

Cost of sales includes the cost of purchased merchandise plus freight, warehouse salaries, tariffs, and any applicable delivery charges from the vendor to the company.

Warranties vary and are typically 90 days to consumers and manufacturing defect warranty to are available to resellers. At times, depending on the product, the company can also offer a warranty up to 12 months.

Disaggregated Revenue ‒ Wolo disaggregates revenue from contracts with customers by contract type, as it believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Wolo’s revenue by sales type is as follows:

	For the Three Months Ended June 30,
	2021	2020
Automotive supplies	$1,980,368	$-

Total revenue	$1,980,368	$-

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

Inventory

For Asien’s, inventory mainly consists of appliances that are acquired for resale and is valued at the average cost determined on a specific item basis. Inventory also consists of parts that are used in service and repairs and may or may not be charged to the customer depending on warranty and contractual relationship. Kyle’s typically orders inventory on a job-by-job basis and those jobs are put into production within hours of being received. The inventory in production is accounted for in the contact assets and liabilities and follows the percentage completion methodology. Inventories consisting of materials and supplies are stated at lower of costs or market. Wolo’s inventory consists of finished goods acquired for resale and is valued at the weighted-average cost determined on a specific item basis. The Company periodically evaluates the value of items in inventory and provides write-downs to inventory based on its estimate of market conditions. The Company estimated an obsolescence allowance of $160,824 and $12,824 at June 30, 2021 and December 31, 2020, respectively.

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. As the Company had a net income for the three and six months ended June 30, 2021, the following potentially dilutive securities were included from diluted loss per share under the treasury method: 4,450,460 outstanding warrants and 5,263,771 for principal and accrued interest of Series A convertible preferred shares. As the Company had a net loss for the three and six months ended June 30, 2020, the following 490,000 potentially dilutive securities were excluded from diluted loss per share: 90,000 for stock options and 400,000 for outstanding warrants.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

Leases

ASC 842 requires recognition of leases on the consolidated balance sheets as right-of-use (“ROU”) assets and lease liabilities. ROU assets represent the Company’s right to use underlying assets for the lease terms and lease liabilities represent the Company’s obligation to make lease payments arising from the leases. Operating lease ROU assets and operating lease liabilities are recognized based on the present value and future minimum lease payments over the lease term at commencement date. As the Company’s leases do not provide an implicit rate, the Company used its estimated incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. A number of the lease agreements contain options to renew and options to terminate the leases early. The lease term used to calculate ROU assets and lease liabilities only includes renewal and termination options that are deemed reasonably certain to be exercised.

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

The Company has generated losses since its inception and has relied on cash on hand, sales of securities, external bank lines of credit, and issuance of third-party and related party debt to support cashflow from operations. For the six months ended June 30, 2021, the Company incurred operating losses of $591,186 (before deducting losses attributable to non-controlling interests and excluding the loss of discontinued operations and gain on the disposition of subsidiary), cash flows used in operations of $60,575 (excluding the cashflow from discontinued operations) and negative working capital of $291,009 (excluding the negative working capital from discontinued operations). In addition to the estimates of funds available from operations, the Company has unpledged assets that it believes could provide for approximately $354,000 of additional borrowings.

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

The impact of COVID-19 on the Company’s business has been considered in these assumptions; however, it is too early to know the full impact of COVID-19 or its timing on a return to more normal operations. Further, the recently enacted CARES Act provides for economic assistance loans through the SBA. On April 28, 2020, Asien’s received $357,500 in PPP loans from the SBA under the CARES Act. The PPP provides that the PPP loans may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. Asien’s used the proceeds from the PPP loans for qualifying expenses and to applied for forgiveness of the PPP loans in accordance with the terms of the CARES Act.  On February 16, 2021, Asien’s received notice from Exchange Bank that its loan had been forgiven in its entirety by the SBA.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

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

In June 2016, the FASB issued ASU 2016-13 Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2019. This pronouncement was amended under ASU 2019-10 to allow an extension on the adoption date for entities that qualify as a small reporting company. The Company has elected this extension and the effective date for the Company to adopt this standard will be for fiscal years beginning after December 15, 2022. The Company has not completed its assessment of the standard but does not expect the adoption to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

NOTE 3 – BUSINESS SEGMENTS

Summarized financial information concerning the Company’s reportable segments for the three months ended June 30, 2021 and 2020 is presented below.

	Three Months Ended June 30, 2021
	Retail & Appliances	Construction	Automotive Supplies	Corporate Services	Total
Revenue
Furniture and appliances	$3,352,618	$-	$-	$-	$3,352,618
Construction	-	1,314,968	-	-	1,314,968
Automotive supplies	-	-	1,980,368	-	1,980,368
Total Revenue	3,352,618	1,314,968	1,980,368	-	6,647,954

Total cost of sales	2,602,597	720,466	1,191,726	-	4,514,789
Total operating expenses	679,826	550,786	660,935	421,423	2,312,970
Income (loss) from operations	$70,195	$43,716	$127,707	$(421,423)	$(179,805)

	Three Months Ended June 30, 2020
	Retail & Appliances	Construction	Automotive Supplies	Corporate Services	Total
Revenue
Furniture and appliances	$1,185,980	$-	$-	$-	$1,185,980
Construction	-	-	-	-	-
Automotive supplies	-	-	-	-	-
Total Revenue	1,185,980	-	-	-	1,185,980

Total cost of sales	923,892	-	-	-	923,892
Total operating expenses	435,286	-	-	482,368	917,654
Loss from operations	$(173,198)	$-	$-	$(482,368)	$(655,566)

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

Summarized financial information concerning the Company’s reportable segments for the six months ended June 30, 2021 and 2020 is presented below.

	Six Months Ended June 30, 2021
	Retail & Appliances	Construction	Automotive Supplies	Corporate Services	Total
Revenue
Furniture and appliances	$6,616,984	$-	$-	$-	$6,616,984
Construction	-	2,830,877	-	-	2,830,877
Automotive supplies	-	-	1,980,368	-	1,980,368
Total Revenue	6,616,984	2,830,877	1,980,368	-	11,428,229

Total cost of sales	5,109,250	1,474,496	1,191,726	-	7,775,471
Total operating expenses	1,412,170	1,075,118	1,259,230	497,426	4,243,944
Income (loss) from operations	$95,564	$281,263	$(470,588)	$(497,426)	$(591,186)

	Six Months Ended June 30, 2020
	Retail & Appliances	Construction	Automotive Supplies	Corporate Services	Total
Revenue
Furniture and appliances	$1,185,980	$-	$-	$-	$1,185,980
Construction	-	-	-	-	-
Automotive supplies	-	-	-	-	-
Total Revenue	1,185,980	-	-	-	1,185,980

Total cost of sales	923,892	-	-	-	923,892
Total operating expenses	435,286	-	-	521,653	956,939
Loss from operations	$(173,198)	$-	$-	$(521,653)	$(694,851)

NOTE 4—CASH EQUIVALENTS AND INVESTMENTS

	June 30, 2021	December 31, 2020
Cash and cash equivalents
Operating accounts	$1,477,524	$976,538
Restricted accounts	-	403,811
Subtotal	$1,477,524	$1,380,349

Held to Maturity Investments
Restricted accounts - certificates of deposit (4 – 24-month maturities, FDIC insured)	$276,465	$276,270
Subtotal	$276,465	$276,270

TOTAL	$1,753,989	$1,656,619

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

NOTE 5—DISCONTINUED OPERATIONS

ASC 360-10-45-9 requires that a long-lived asset (disposal group) to be sold shall be classified as held for sale in the period in which a set of criteria have been met, including criteria that the sale of the asset (disposal group) is probable, and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. For the Goedeker Spin-Off, these criteria were achieved on September 10, 2020, when the board approved the Goedeker Spin-Off and subsequently on October 23, 2020, when the Company completed the Goedeker Spin-Off. These criteria were achieved in March 2021 for the Neese Spin-Off.

The discontinued operations as of December 31, 2020 and for the six months ended June 30, 2021 are comprised entirely of the business of Neese. The discontinued operations for the three and six months ended June 30, 2020 are comprised of the businesses of Neese and Goedeker.

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

The following information presents the major classes of line item of assets and liabilities included as part of discontinued operations in the consolidated balance sheets as of December 31, 2020:

December 31, 2020
Current Assets – discontinued operations:
Cash	$416,831
Accounts receivable, net	334,095
Inventories, net	305,080
Prepaid expenses and other current assets	268,602
Total current assets – discontinued operations	1,324,608

Noncurrent Assets – discontinued operations:
Property and equipment, net	1,925,844
Operating lease right of use assets	501,827
Goodwill	22,166
Intangible assets, net	7,933

Total noncurrent assets	$2,457,770

Current liabilities – discontinued operations:
Accounts payable and accrued expenses	$484,852
Current portion of operating lease liability	67,725
Notes payable – current portion	446,545
Total current liabilities – discontinued operations	999,122

Long term liabilities – discontinued operations:
Notes payable – long term, net of current portion	4,187,376
Accrued expenses – long term, related party	1,359,989
Financing lease liability, net of current portion	434,102
Total long term liabilities – discontinued operations	$5,981,467

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

The following information presents the major classes of line items constituting the after-tax loss from discontinued operations in the consolidated statements of operations for the six months ended June 30, 2021 and 2020 and for the period from April 1, 2021 to April 19, 2021 (disposition date) and for the three months ended June 30, 2020:

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020	April 1 to April 19, 2021 (Disposition Date)	Three Months Ended June 30, 2020
REVENUES
Services	$612,862	$1,213,026	$138,066	$766,927
Sales of parts and equipment	324,189	605,047	141,861	316,976
Furniture and appliances	-	24,962,209	-	15,285,031
TOTAL REVENUE	937,051	26,780,282	279,927	16,368,934
OPERATING EXPENSES
Cost of sales	298,050	21,325,217	128,129	12,958,779
Personnel costs	485,774	3,209,599	63,224	1,445,149
Depreciation and amortization	360,746	807,602	60,167	404,366
Fuel	112,746	186,199	12,988	82,435
General and administrative	290,872	4,091,564	42,556	2,283,060
TOTAL OPERATING EXPENSES	1,548,188	29,620,181	307,064	17,173,789
LOSS FROM OPERATIONS	(611,137)	(2,839,899)	(27,137)	(804,855)
OTHER INCOME (EXPENSE)
Financing costs and loss on early extinguishment of debt	(320)	(1,234,245)	-	(1,031,463)
Gain on forgiveness of debt	380,247	-	-	-
Gain on sale of assets	548,723	37,767	99,389	37,767
Loss on acquisition receivable	-	(809,000)	-	(809,000)
Change in warrant liability	-	(2,127,656)	-	(2,127,656)
Interest expense	(78,308)	(677,101)	(10,357)	(345,962)
Other income (expense)	1,200	6,325	-	3,942
TOTAL OTHER INCOME (EXPENSE)	851,542	(4,803,910)	89,032	(4,272,372)
NET LOSS BEFORE INCOME TAXES	240,405	(7,643,809)	61,895	(5,077,227)
INCOME TAX BENEFIT	-	(1,436,752)	-	(938,952)
NET INCOME (LOSS) BEFORE NON-CONTROLLING INTERESTS	240,405	(6,207,057)	61,895	(4,138,275)
LESS NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	108,182	(1,997,884)	27,853	(1,259,699)
NET INCOME (LOSS) ATTRIBUTABLE TO SHAREHOLDERS	$132,223	$(4,209,173)	$34,042	$(2,878,576)

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

The following information presents the major classes of line items constituting significant operating, investing and financing cash flow activities in the unaudited consolidated statements of cash flows relating to discontinued operations:

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities of discontinued operations:
Net Income (Loss)	$240,405	$(6,207,057)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities of discontinued operations:
Depreciation and amortization	360,746	811,145
Amortization of financing costs and warrant features	2,187	288,591
Amortization of original interest discount	-	46,212
Amortization of operating lease right-of-use assets	19,007	238,970
Gain on forgiveness of PPP loans	(380,247)	-
Loss contingency adjustment	-	2,127,656
Loss on extinguishment of debt	-	948,856
Gain on sale of equipment	(548,723)	(37,767)
Changes in operating assets and liabilities:
Accounts receivable	10,698	(1,384,176)
Inventory	(161,286)	(346,483)
Prepaid expenses and other assets	49,222	276,970
Accounts payable and accrued expenses	118,980	2,598,092
Operating lease liability	(19,007)	(238,970)
Customer deposits	-	5,905,532
Deferred taxes and uncertain tax position	-	(1,186,753)
Proceeds from related party	-	85,556
Accrued expense long-term	137,438	227,104
Net cash used in operating activities from discontinued operations	$(170,580)	$(4,153,478)

Cash flows from investing activities in discontinued operations:
Proceeds from sale of equipment	$675,000	$31,500
Purchase of equipment	(30,697)	(46,004)
Net cash provided by (used in) investing activities in discontinued operations	$644,303	$(14,504)

Cash flows from financing activities in discontinued operations:
Proceeds from note payable	$380,385	$1,026,200
Repayments of notes payable	(589,078)	(535,896)
Net borrowings from lines of credit	-	(825,073)
Repayment of financing lease	-	(137,389)
Net cash used in financing activities in discontinued operations	$(208,693)	$(472,158)

The following are the financial instruments of the discontinued operations:

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

On August 4, 2020, Goedeker used a portion of the proceeds from the Goedeker initial public offering (“IPO”) to repay the revolving note in full and the loan and security agreement was terminated. The total payoff amount was $118,194, consisting of principal of $32,350, interest of $42 and prepayment, legal, and other fees of $85,802.

Northpoint Commercial Finance LLC

On June 24, 2019, Goedeker entered into a loan and security agreement with Northpoint Commercial Finance LLC, which was amended on August 2, 2019, for revolving loans up to an aggregate maximum loan amount of $1,000,000 for the acquisition, financing or refinancing by Goedeker of inventory at an interest rate of LIBOR plus 7.99%. As of December 31, 2019, the balance of the line of credit was $678,993. Goedeker terminated the loan and security agreement on May 18, 2020.

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

If the Company sells property, plant, and equipment securing the loan, it must remit the appraised value of the equipment to Home State Bank. During the six months ended June 30, 2021 and 2020, $400,000 and $145,690, respectively, was remitted to Home State Bank pursuant to this requirement.

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

10% Promissory Note

A portion of the purchase price for the acquisition of Neese was paid by the issuance of a promissory note in the principal amount of $1,025,000 by 1847 Neese and Neese to the Neese Sellers. The note bears interest on the outstanding principal amount at the rate of ten percent (10%) per annum and was due and payable in full on March 3, 2018. The note is unsecured and contains customary events of default. The note has not been repaid, so the Company is in default under this note. Under terms of the term loan with Home State Bank described above, this note may not be paid until the term loan is paid in full. The payees on the note agreed to the modification of its terms by signing the loan agreement for the Home State Bank term loan. Accordingly, the loan is shown as a long-term liability as of December 31, 2020. Additionally, Home State Bank limits the payment of interest on this note to $40,000 annually. The Company continued to accrue interest at the contract rate; however, given the limitations of the term loan, all accrued interest in excess of $40,000 is included in long-term accrued expenses.

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

In August 2020, Goedeker refinanced this note payable with proceeds from a loan from Arvest Bank. In connection with the refinance, Goedeker recorded a $757,239 loss on extinguishment of debt consisting of a $250,000 forbearance fee, write-off of unamortized loan discount of $338,873, and write-off of unamortized debt costs of $168,366.

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

NOTE 6—RECEIVABLES

At June 30, 2021 and December 31, 2020, receivables consisted of the following:

	June 30, 2021	December 31, 2020
Credit card payments in process of settlement	$78,836	$158,924
Trade receivables from customers	1,977,177	366,701
Total receivables	2,053,013	525,625
Allowance for doubtful accounts	-	-
Accounts receivable, net	$2,053,013	$525,625

NOTE 7—INVENTORIES

At June 30, 2021 and December 31, 2020, the inventory balances are composed of:

	June 30, 2021	December 31, 2020
Parts and components	$11,749	$6,308
Appliances	2,067,272	2,029,270
Automotive	2,633,982	-
Subtotal	4,713,003	2,035,578
Allowance for inventory obsolescence	(160,824)	(12,824)
Inventories, net	$4,552,179	$2,022,754

NOTE 8—PROPERTY AND EQUIPMENT

Property and equipment consist of the following at June 30, 2021 and December 31, 2020:

Classification	June 30, 2021	December 31, 2020
Buildings and improvements	$70,745	$42,601
Equipment and machinery	217,921	173,792
Trucks and other vehicles	350,354	213,850
Total	639,020	430,243
Less: Accumulated depreciation	(84,325)	(31,740)
Property and equipment, net	$554,695	$398,503

Depreciation expense for the six months ended June 30, 2021 and 2020 was $52,585 and $3,543, respectively.

NOTE 9—INTANGIBLE ASSETS

The following provides a breakdown of identifiable intangible assets as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Customer Relationships
Identifiable intangible assets	$3,189,000	$3,189,000
Accumulated amortization	(169,721)	(63,419)
Customer relationship identifiable intangible assets, net	3,019,279	3,125,581
Marketing Related
Identifiable intangible assets	841,000	841,000
Accumulated amortization	(170,406)	(81,114)
Marketing related identifiable intangible assets, net	670,594	759,886
Total Identifiable intangible assets, net	$3,689,873	$3,885,467

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

In connection with the acquisitions of Asien’s and Kyle’s, the Company identified intangible assets of $1,009,000 and $3,021,000, respectively, representing trade names and customer relationships. These assets are being amortized on a straight-line basis over their weighted average estimated useful life of 12.3 years and amortization expense amounted to $195,594 and $0 for the six months ended June 30, 2021 and 2020, respectively.

As of June 30, 2021, the estimated annual amortization expense for each of the next five fiscal years is as follows:

2021 (remainder)	$195,594
2022	391,188
2023	391,188
2024	391,173
2025	258,169
Thereafter	2,062,561
Total	$3,689,873

NOTE 10—ACQUISITIONS

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

The aggregate purchase price was $1,918,000 consisting of: (i) $233,000 in cash; (ii) the issuance of an amortizing promissory note in the principal amount of $200,000; (iii) the issuance of a demand promissory note in the principal amount of $655,000; and (iv) 415,000 common shares of the Company, having a mutually agreed upon value of $830,000 and a fair value of $1,037,500, which may be repurchased by 1847 Asien for a period of one year following the closing at a purchase price of $2.50 per share. The shares were repurchased by 1847 Asien on July 29, 2020 in exchange for a 6% amortizing promissory note (See Note 11).

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

JUNE 30, 2021

(UNAUDITED)

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

Kyle’s

On August 27, 2020, the Company and 1847 Cabinet entered into a stock purchase agreement with Kyle’s and the Kyle’s Sellers, pursuant to which 1847 Cabinet agreed to acquire all of issued and outstanding capital stock of Kyle’s. The Company acquired Kyle’s, a leading custom cabinetry maker servicing contractors and homeowners in Boise, Idaho, to expand into contracting services.

On September 30, 2020, the Company, 1847 Cabinet, Kyle’s and the Kyle’s Sellers entered into addendum to the stock purchase and closing of the acquisition of all of the issued and outstanding capital stock of Kyle’s was completed (the “Kyle’s Acquisition”).

The aggregate purchase price was $6,839,792, consisting of (i) $4,389,792 in cash, (ii) an 8% contingent subordinated note in the aggregate principal amount of $1,050,000 and (iii) 700,000 common shares of the Company, having a mutually agreed upon value of $1,400,000 and a fair value of $3,675,000. The shares were issued on October 16, 2020, immediately following the record date for the Goedeker Spin-Off described above.

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

JUNE 30, 2021

(UNAUDITED)

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

The aggregate purchase price was $7,400,000, which is subject to adjustment as described below. The purchase price consists of (i) $6,550,000 in cash, (ii) a 6% secured promissory note in the aggregate principal amount of $850,000 and (iii) cash due to seller of $1,094,524.

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

The provisional fair value of the purchase consideration issued to the Wolo Sellers was allocated to the net tangible assets acquired. The Company accounted for the Wolo Acquisition as the purchase of a business under GAAP under the acquisition method of accounting, and the assets and liabilities acquired were recorded as of the acquisition date, at their respective fair values and consolidated with those of the Company. The fair value of the net assets acquired was approximately $5,245,561. The excess of the aggregate fair value of the net tangible assets has been allocated to goodwill.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

The Company is currently in the process of completing the preliminary purchase price allocation as an acquisition of certain assets. The final purchase price allocation for Wolo will be included in the Company’s financial statements in future periods.

The table below shows a preliminary analysis for the Wolo Acquisition:

Purchase consideration at preliminary fair value:
Notes payable	$850,000
Cash	6,550,000
Due to seller	1,094,524
Amount of consideration	$8,494,524

Assets acquired and liabilities assumed at preliminary fair value
Cash	$1,094,524
Accounts receivable	1,860,107
Inventory	2,120,218
Other current assets	218,154
Deferred tax asset	64,000
Accounts payable and accrued expenses	(111,442)
Net tangible assets acquired	$5,245,561

Total net assets acquired	$5,245.561
Consideration paid	8,494,524
Preliminary Goodwill	$3,248,963

Proforma

The following unaudited proforma results of operations are presented for information purposes only. The unaudited proforma results of operations are not intended to present actual results that would have been attained had the Asien’s Acquisition, the Kyle’s Acquisition and the Wolo Acquisition been completed as of January 1, 2020 or to project potential operating results as of any future date or for any future periods. The revenue and net loss before non-controlling interest of Asien’s from May 29, 2020 through June 30, 2020 included in the consolidated income statement amounted to approximately $1,185,980 and $188,781, respectively. The revenue and net loss before non-controlling interest of Wolo from April 1, 2021 through June 30, 2021 included in the consolidated income statement amounted to approximately $1,980,368 and $774,802, respectively. The unaudited proforma results of operations also removes the effect of Goedeker and Neese as if they had been disposed of on January 1, 2020.

	Six Months Ended June 30,
	2021	2020
Revenues, net	$13,786,916	$10,732,282
Net income (loss)	$(842,983)	$(143,896)
Basic earnings (loss) per share	$(0.18)	$(0.03)
Diluted earnings (loss) per share	$(0.18)	$(0.03)

Basic Number of Shares (*)	4,655,551	4,804,585
Diluted Number of Shares (*)	4,655,551	4,804,585

*	shares assuming as if issued as of January 1.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

NOTE 11—NOTES PAYABLE

1847 Asien/Asien’s

Arvest Bank

On July 10, 2020, Asien’s entered into a promissory note and security agreement with Arvest Bank for a revolving loan for up to $400,000. The loan matures on July 10, 2021 and bears interest at 5.25% per annum, subject to change in accordance with the Variable Rate (as defined in the promissory note and security agreement), the calculation for which is the U.S. Prime Rate plus 2%. Pursuant to the terms of the promissory note and security agreement, Asien’s is required to make monthly payments beginning on August 10, 2020 and until the maturity date, at which time all unpaid principal and interest will be due. Asien’s may prepay the loan in full or in part at any time without penalty. The promissory note and security agreement contains customary representations, warranties, affirmative and negative covenants and events of default for a loan of this type. The loan is secured by Asien’s inventory and equipment, accounts and other rights of payments, and general intangibles, as such terms are defined in the Uniform Commercial Code. The remaining principal balance of the note at June 30, 2021 is $100,000 and it has accrued interest of $2,564.

8% Subordinated Amortizing Promissory Note

A portion of the purchase price for acquisition of Asien’s was paid by the issuance of an 8% subordinated amortizing promissory note in the principal amount of $200,000 by 1847 Asien to the Asien’s Seller. Interest on the outstanding principal amount will be payable quarterly at the rate of eight percent (8%) per annum. The outstanding principal amount of the note will amortize on a one-year straight-line basis in accordance with a specified amortization schedule, with all unpaid principal and accrued, but unpaid interest being fully due and payable on May 28, 2021. The note contains customary events of default. The right of the Asien’s Seller to receive payments under the note is subordinated to all indebtedness of 1847 Asien to banks, insurance companies and other financial institutions or funds, and federal or state taxation authorities. The note and accrued interest was repaid in May 2021.

6% Amortizing Promissory Note

On July 29, 2020, 1847 Asien entered into a securities purchase agreement with the Asien’s Seller, pursuant to which the Asien’s Seller sold to 415,000 of the Company’s common shares to 1847 Asien a purchase price of $2.50 per share. As consideration, 1847 Asien issued to the Asien’s Seller a two-year 6% amortizing promissory note in the aggregate principal amount of $1,037,500. One-half (50%) of the outstanding principal amount of the note ($518,750) and all accrued interest thereon, will be amortized on a two-year straight-line basis and is payable quarterly. The second-half (50%) of the outstanding principal amount of the note ($518,750) with all accrued, but unpaid interest thereon, is due on the second anniversary of the note. The note is unsecured and contains customary events of default. The remaining principal balance of the note at June 30, 2021 is $850,172 and it has accrued interest of $17,894.

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

Inventory Financing Agreement

On September 25, 2020, Asien’s entered into an inventory financing agreement with Wells Fargo Commercial Distribution Finance, LLC (“Wells Fargo”), pursuant to which Wells Fargo may extend credit to Asien’s from time to time to enable it to purchase inventory from Wells Fargo-approved vendors. The term of the agreement is one year, and from year to year thereafter, unless sooner terminated by either party upon 30 days written notice to the other party. The inventory financing agreement contains customary representations, warranties, affirmative and negative covenants and events of default for a loan of this type. The agreement is secured by all assets of Asien’s and is guaranteed by 1847 Asien and the Company. As of June 30, 2021, Asien’s has not borrowed any funds under this agreement.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

4.5% Unsecured Promissory Note

On October 30, 2017, Asien’s entered into a stock repurchase agreement with Paul A. Gwilliam and Terri L. Gwilliam, co-trustees of the Gwilliam Family Trust, pursuant to which Asien’s issued an unsecured promissory note in the aggregate principal amount of $540,000 for a term of 5 years. The note bears interest at the rate of the 4.25% per annum. The remaining balance of the note at June 30, 2021 is comprised of principal of $17,467 and due in November, 2021.

Agreement of Sale of Future Receipts

On May 28, 2020, 1847 Asien and Asien’s entered into an agreement of sale of future receipts with TVT Direct Funding LLC (“TVT”), pursuant to which 1847 Asien and Asien’s agreed to sell future receivables with a value of $685,000 to TVT for a purchase price of $500,000. 1847 Asien and Asien’s agreed to deliver to TVT 20% of its weekly future receipts, or approximately $23,300, over the course of an estimated seven-month term, or such date when the above amount of receivables has been delivered to TVT. 1847 Asien used the proceeds from this sale to finance the Asien’s Acquisition. This agreement was terminated on September 10, 2020.

Loans on Vehicles

Asien’s has entered into six retail installment sale contracts pursuant to which Asien’s agreed to finance its delivery trucks at rates ranging 3.74% to 6.99% with an aggregate remaining principal amount of $123,731 as of June 30, 2021.

1847 Cabinet/Kyle’s

Vesting Promissory Note

A portion of the purchase price for the acquisition of Kyle’s was paid by the issuance of a vesting promissory note by 1847 Cabinet to the Kyle’s Sellers in the principal amount of $1,050,000, which increased to a principal amount of up to $1,260,000 pursuant to the vested percentage calculation described below. Payment of the principal and accrued interest on the note is subject to vesting as described below. The note bears interest on the vested portion of principal amount at the rate of eight percent (8%) per annum. To the extent vested, the vested portion of the principal and all accrued but unpaid interest on such vested portion of the principal shall be paid in one lump sum on the last day of the thirty-sixth (36th) month following the date of the note.

The vested principal of the note due at the maturity date shall be calculated each year based on the average annual consolidated EBITDA (as defined in the note) of 1847 Cabinet for each of the years ended December 31, 2020, 2021 and 2022. The EBITDA for each year shall be divided by $1.4 million multiplied by 100 to obtain the vested percentage. The vested principal for each year shall be equal to the vested percentage for that year multiplied by $350,000. To the extent that the vested percentage for the subject year is less than 80%, no portion of the note for that year shall vest. To the extent that the vested percentage for the subject year is equal to or greater than 120%, the vested principal shall be equal to $420,000 for that year and no more. For the year ended December 31, 2020, EBITDA of 1847 Cabinet was approximately $1,531,000, resulting in a vested amount of approximately $415,000. As of June 30, 2021, the outstanding balance of this note is $498,979.

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

Intercompany Secured Promissory Note

In connection with the acquisition of Kyle’s, the Company provided 1847 Cabinet with the funds necessary to pay the cash portion of the purchase price and cover acquisition expenses. In connection therewith, on September 30, 2020, 1847 Cabinet issued a secured promissory note to the Company in the principal amount of $4,525,000, which was amended and restated on December 11, 2020. Pursuant to such amendment and restatement, if and to the extent any amounts are owing under the units described under Note 17 below, due to a default or redemption, in addition to payment obligations due under the note, 1847 Cabinet is required to immediately make payments to the Company so that it may make any required payments in compliance with the terms of the units. The note bears interest at the rate of 16% per annum. The interest is cumulative, and any unpaid accrued interest will compound on each anniversary date of the note. Interest is due and payable in arrears on January 15, April 15, July 15 and October 15 commencing January 15, 2021. In the event payment of principal or interest due under the note is not made when due, giving effect to any grace period which may be applicable, or in the event of any other default (as defined in the note), the outstanding principal balance shall from the date of default immediately bear interest at the rate of 5% above the then applicable interest rate for so long as such default continues. The Company may demand payment in full of the note at any time, even if 1847 Cabinet has complied with all of the terms of the note; and the note shall be due in full, without demand, upon a third-party sale of all or substantially all the assets and business of 1847 Cabinet or a third-party sale or other disposition of any capital stock of 1847 Cabinet. 1847 Cabinet may prepay the note at any time without penalty. The note contains customary events of default, is guaranteed by Kyle’s and is secured by all of the assets of 1847 Cabinet and Kyle’s. The remaining principal balance of the note at June 30, 2021 is $4,885,129 and it has accrued interest of $194,870.

Loans on Vehicles

Kyle’s has entered into two retail installment sale contracts pursuant to which Kyle’s agreed to finance its delivery trucks at rates ranging 5.90% to 6.54% with an aggregate remaining principal amount of $70,627 as of June 30, 2021.

1847 Wolo/Wolo

6% Secured Promissory Note

As noted above, a portion of the purchase price for Wolo was paid by the issuance of a 6% secured promissory note in the principal amount of $850,000 by 1847 Wolo to the Wolo Sellers. Interest on the outstanding principal amount will be payable quarterly at the rate of six percent (6%) per annum. The note matures on the 39-month anniversary following the closing of the acquisition, at which time the outstanding principal amount of the note, along with all accrued, but unpaid interest, shall be paid in one lump sum. 1847 Wolo has the right to prepay all or any portion of the note at any time prior to the maturity date without premium or penalty of any kind. The note contains customary events of default and is secured by all of the assets of Wolo; provided that the rights of the Wolo Sellers under the note are subordinate to the rights of Sterling National Bank under the credit agreement described below. The remaining principal balance of the note at June 30, 2021 is $850,000 and it has accrued interest of $8,500.

Credit Agreement and Notes

On March 30, 2021, 1847 Wolo and Wolo entered into a credit agreement with Sterling National Bank (“Sterling”) for (i) revolving loans in an aggregate principal amount that will not exceed the lesser of the borrowing base (as defined below) or $1,000,000 and (ii) a term loan in the principal amount of $3,550,000. The revolving loan is evidenced by a revolving credit note and the term loan is evidenced by a $3,550,000 term note. The remaining principal balance of the revolving credit note at June 30, 2021 is $946,309 and it has accrued interest of $3,500. The remaining principal balance of the term note at June 30, 2021 is $3,311,039, comprised of principal of $3,462,500, net of debt discount of $151,461, and it has accrued interest of $18,034.

The “borrowing base” means an amount equal to the sum of the following: (A) 80% of eligible accounts (as defined in the credit agreement) PLUS (B) the lesser of: (1) 50% percent of eligible inventory (as defined in the credit agreement) or (2) $400,000, MINUS (C) such reserves as Sterling may establish from time to time in its sole discretion. Sterling has the right from time to time, in its sole discretion, to amend, substitute or modify the percentages set forth in the definition of borrowing base and the definition(s) of eligible accounts and eligible inventory.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

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

PPP Loans

On April 28, 2020, Asien’s received $357,500 in PPP loans from the SBA under provisions of the CARES Act.  The PPP loans have two-year terms and bear interest at a rate of 1.0% per annum.  Monthly principal and interest payments are deferred for six months after the date of disbursement.  The PPP loans may be prepaid at any time prior to maturity with no prepayment penalties.  The PPP loans contain events of default and other provisions customary for loans of this type.  The PPP provides that the PPP loans may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. Asien’s used the proceeds from the PPP loans for qualifying expenses and to applied for forgiveness of the PPP loans in accordance with the terms of the CARES Act.  On February 16, 2021, Asien’s received notice from Exchange Bank that its loan had been forgiven in its entirety by the SBA.

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

The note carried an original issue discount of $64,286 to cover Leonite’s legal fees, accounting fees, due diligence fees and/or other transactional costs incurred in connection with the purchase of the note. Furthermore, the Company issued 50,000 common shares valued at $137,500 and a debt-discount related to the warrants valued at $292,673. The Company amortized $129,343 of financing costs related to the shares and warrants in the six months ended June 30, 2020.

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

In connection with the amendment, (i) the Company issued to Leonite another five-year warrant to purchase 200,000 common shares at an exercise price of $1.25 per share (subject to adjustment), which may be exercised on a cashless basis and (ii) upon closing of the Asien’s Acquisition, 1847 Asien issued to Leonite shares of common stock equal to a 5% interest in 1847 Asien. The amendment represented a prepayment of principal and accrued interest resulting in a debt extinguishment and the Company recorded an aggregate extinguishment loss of $773,856.

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

On June 9, 2021, Kyle’s entered into an additional industrial lease agreement with a third party. The lease is for a term of five years and two months, with an option for a renewal term of five years. In addition, Kyle’s is responsible for all taxes, insurance and certain operating costs during the lease term. In the event of late payment, interest shall accrue on the unpaid amount at the rate of twelve percent (18%) per annum. The lease agreement contains customary events of default, representations, warranties and covenants. The lease increased the operating lease right to use asset and corresponding operating lease liability by $361,158.

Supplemental balance sheet information related to leases was as follows:

June 30, 2021
Operating lease right-of-use lease asset	$735,074
Accumulated amortization	(50,787)
Net balance	$684,287

Lease liability, current portion	110,731
Lease liability, long term	576,381
Total operating lease liabilities	$687,112

Weighted Average Remaining Lease Term - operating leases	56 months

Weighted Average Discount Rate - operating leases	5.5%

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

Future minimum lease payments under this operating lease as of June 30, 2021 were as follows:

2021 (remainder of year)	$69,524
2022	167,973
2023	171,282
2024	175,529
2025	148,416
2026	52,558
Total lease payments	785,282
Less imputed interest	(85,907)
Maturities of lease liabilities	$699,375

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

June 30, 2021
Operating lease right-of-use lease asset	$153,663
Accumulated amortization	68,155
Net balance	$85,508

Lease liability, current portion	79,536
Lease liability, long term	6,897
Total operating lease liabilities	$86,433

Weighted Average Remaining Lease Term - operating leases	13 months

Weighted Average Discount Rate - operating leases	6%

Future minimum lease payments under this operating lease as of June 30, 2021 were as follows:

2021 (remainder of year)	$41,214
2022	48,279
Total lease payments	89,493
Less imputed interest	(3,060)
Maturities of lease liabilities	$86,433

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

NOTE 14—RELATED PARTIES

Management Services Agreement

On April 15, 2013, the Company and 1847 Partners LLC (the “Manager”) entered into a management services agreement, pursuant to which the Company is required to pay the Manager a quarterly management fee equal to 0.5% of its adjusted net assets for services performed (the “Parent Management Fee”). The amount of the Parent Management Fee with respect to any fiscal quarter is (i) reduced by the aggregate amount of any management fees received by the Manager under any offsetting management services agreements with respect to such fiscal quarter, (ii) reduced (or increased) by the amount of any over-paid (or under-paid) Parent Management Fees received by (or owed to) the Manager as of the end of such fiscal quarter, and (iii) increased by the amount of any outstanding accrued and unpaid Parent Management Fees. The Company expensed $0 in Parent Management Fees for the six months ended June 30, 2021 and 2020.

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

1847 Asien, 1847 Cabinet and 1847 Wolo expensed $150,000, $150,000 and $75,833, respectively, in management fees for the six months ended June 30, 2021. In conjunction with the Wolo acquisition, the Manager received a fee of $110,000. 1847 Asien expensed $28,022 in management fees for the six months ended June 30, 2020.

On a consolidated basis, the Company expensed total management fees of $485,833 and $28,022 for the six months ended June 30, 2021 and 2020, respectively.

Advances

From time to time, the Company has received advances from its chief executive officer to meet short-term working capital needs. As of June 30, 2021 and December 31, 2020, a total of $118,834 in advances from related parties are outstanding. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

As of June 30, 2021 and December 31, 2020, the Manager has funded the Company $74,928 and $71,358 in related party advances, respectively. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

Grid Promissory Note

On January 3, 2018, the Company issued a grid promissory note to the Manager in the initial principal amount of $50,000. The note provided that the Company could request additional advances from the Manager up to an aggregate additional amount of $150,000. On December 7, 2020, parties amended and restated the note for a new principal amount of $56,900 and maturity date of December 7, 2021. Interest on the note accrues on the unpaid portion of the principal amount and the outstanding portion of all advances at a fixed rate of 8% per annum. In the event that the Company completes a financing that includes an uplisting of the Company’s common shares to a national exchange, then the Company must, contemporaneously with the closing of such financing transaction, repay the entire outstanding principal, outstanding advances, and accrued and unpaid interest on the note. The note is unsecured and contains customary events of default. As of June 30, 2021 and December 31, 2020, the Manager has advanced $56,900 of the note and the Company has accrued interest of $27,447 and $25,159, respectively.

Building Lease

On September 1, 2020, Kyle’s entered into an industrial lease agreement with the Kyle’s Sellers, who are officers of Kyle’s and principal shareholders of the Company. See Note 13 for details regarding this lease.

NOTE 15—SHAREHOLDERS’ EQUITY (DEFICIT)

Allocation Shares

As of June 30, 2021 and December 31, 2020, the Company had authorized and outstanding 1,000 allocation shares. These allocation shares do not entitle the holder thereof to vote on any matter relating to the Company other than in connection with amendments to the Company’s operating agreement and in connection with certain other corporate transactions as specified in the operating agreement.

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

JUNE 30, 2021

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

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

In the six months ended June 30, 2021, the Company accrued dividends attributable to the series A senior convertible preferred shares in the amount of $310,679 and paid the prior period accrued dividends of $365,658.

Common Shares

The Company is authorized to issue 500,000,000 common shares as of June 30, 2021 and December 31, 2020. As of June 30, 2021 and December 31, 2020, the Company had 4,842,851 and 4,444,013 common shares issued and outstanding, respectively. The common shares entitle the holder thereof to one vote per share on all matters coming before the shareholders of the Company for a vote.

On May 4, 2020, the Company issued 100,000 common shares to Leonite upon conversion of $100,000 of the outstanding balance of the secured convertible promissory note resulting is a loss on conversion of debt of $175,000 (see Note 12).

On May 28, 2020, the Company issued 415,000 common shares, having a fair value of $1,037,500, to the Asien’s Seller in connection with the Asien’s Acquisition (see Note 10).

On June 4, 2020, the Company issued 100,000 common shares to a service provider for services provided to the Company. The fair market value of the services amounted to $245,000.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

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

Warrants

	Number of Common Stock Warrants	Weighted average exercise price	Weighted average life (years)	Intrinsic value of Warrants
Outstanding, January 1, 2021	2,632,278	$2.50	2.76	$-
Granted	1,818,182	2.50	3.00	-
Exercised	-	-	-	-
Canceled	-	-	-	-
Outstanding, June 30, 2021	4,450,460	$2.50	2.46	$-
Exercisable, June 30, 2021	4,450,460	$2.50	2.46	$-

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

NOTE 16—COMMITMENTS AND CONTINGENCIES

Financing Lease liabilities

The Company has entered into three financing lease agreements for expansion equipment at Kyle’s. The equipment is in production and expected to be installed in October, 2021. These agreements have terms of six years beginning at the time of installation.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

Future minimum lease payments under the leases as of June 30, 2021 are as follows:

2021 (4th quarter of 2021)	$35,885
2022	143,541
2023	143,541
2024	143,541
2025	143,541
2026	143,541
2027	107,656
Total lease payments	$861,246

Office Leases & other

An office space has been leased on a month-by-month basis.

The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 17—SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the six months ended June 30, 2021 and 2020 were as follows:

	Six Months Ended June 30,
	2021	2020
Interest paid	$77,435		$243,063
Income tax paid	$-		$-
Business combinations:			-
Current assets
Current Assets	$4,198,479		$1,734,663
Property and equipment	-		157,052
Deferred tax asset	64,000		-
Preliminary goodwill	3,248,963		1,720,726
Assumed liabilities	(111,442)		(3,195,726)
Cash acquired in acquisitions	$1,094,524		$1,268,285
Financing:
Due to seller (cash paid to seller day after closing)	$1,094,524		$233,000
Note payable seller	$850,000		$855,000
Common Shares
Deemed Dividend related to issuance of Preferred stock	$1,527,086		$-
Additional Paid-in Capital – common shares and warrants issued	$757,772		$-
Common stock	$-		$415
Additional Paid in Capital	$-		$829,585
Operating lease, ROU assets and liabilities	$105,136	$

 NOTE 18—SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2021 to the date these financial statements were issued, and has determined that, except as set forth below, it does not have any material subsequent events to disclose in these financial statements.

Amendment No. 1 to Second Amended and Restated Operating Agreement

On August 5, 2021, the Company’s Second Amended and Restated Operating Agreement was amended pursuant to Amendment No. 1 to Second Amended and Restated Operating Agreement (the “Amendment”), entered into by our Manager. The Amendment was adopted by the Company’s board of directors of the Company on August 5, 2021. The Amendment amends the operating agreement as follows: (i) the definition of “Contribution-Based Profits” was amended to remove language relating to “loss” and “net loss”; (ii) the definition of “Sales Event” was amended to add the following sentence: “For the avoidance of doubt, if the Company distributes its equity ownership in a Subsidiary to the Company’s Shareholders in a spin-off or similar transaction, such distribution shall constitute a Sale Event.”; and (iii) the definition of “Total Profit Allocation” was amended to add the following sentence: “For the avoidance of doubt, if Contribution-Based Profits is a negative number, it shall be disregard in calculating Total Profit Allocation.”

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

On May 28, 2020, our subsidiary 1847 Asien Inc. (“1847 Asien”) acquired Asien’s Appliance, Inc., a California corporation (“Asien’s”). Asien’s has been in business since 1948 serving the North Bay area of Sonoma County, California. It provides a wide variety of appliance services, including sales, delivery/installation, in-home service and repair, extended warranties, and financing. Its main focus is delivering personal sales and exceptional service to its customers at competitive prices.

On September 30, 2020, our subsidiary 1847 Cabinet Inc. (“1847 Cabinet”) acquired Kyle’s Custom Wood Shop, Inc., an Idaho corporation (“Kyle’s”). Kyle’s is a leading custom cabinetry maker servicing contractors and homeowners since 1976 in Boise, Idaho and the surrounding area. Kyle’s focuses on designing, building, and installing custom cabinetry primarily for custom and semi-custom builders.

On March 30, 2021, our subsidiary 1847 Wolo Inc. (“1847 Wolo”) acquired Wolo Mfg. Corp., a New York corporation, and Wolo Industrial Horn & Signal, Inc., a New York corporation (collectively, “Wolo”). Headquartered in Deer Park, New York and founded in 1965, Wolo designs and manufactures horn and safety products (electric, air, truck, marine, motorcycle and industrial equipment), and offers vehicle emergency and safety warning lights for cars, trucks, industrial equipment and emergency vehicles.

Our first acquisition was on March 3, 2017, pursuant to which our subsidiary 1847 Neese Inc. (“1847 Neese”) acquired Neese, Inc. (“Neese”), a business specializing in providing a wide range of land application services and selling equipment and parts in Grand Junction, Iowa. On April 19, 2021, we sold 1847 Neese back to the original sellers. As a result, 1847 Neese is no longer a subsidiary of the Company.

On April 5, 2019, our subsidiary 1847 Goedeker Inc. (“1847 Goedeker”) acquired substantially all of the assets of Goedeker Television Co. (“Goedeker Television”), a one-stop e-commerce destination for home furnishings, including appliances, furniture, home goods and related products. On October 23, 2020, we distributed all of the shares of 1847 Goedeker that we held to our shareholders. As a result of this distribution, 1847 Goedeker is no longer a subsidiary of the Company.

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

Wolo qualified as an essential business and remained open during the pandemic. At no time during the pandemic did it experience an internal contamination forcing it to stop its business. The pandemic has had a dramatic impact on Wolo’s supply chain like others in the automotive aftermarket. Approximately 90% of Wolo’s vendor base is located in China. The pandemic issues impacting ports in the U.S. due to lack of personnel has had a ripple effect on Chinese suppliers. Containers are slow to be emptied in the U.S., causing a backlog of ships waiting to get into ports and limiting containers and ships returning to China. The lack of containers and available space on ships has escalated shipping costs by over 300% from 2020. Costs for raw materials have also started to increase due to availability. Wolo cannot absorb these increases and will be passing on a price increase to customers starting June 1, 2021, although the effective date may be later for some customers. We believe that this is an industry-wide issue and that it should not put Wolo in an unfavorable pricing position.

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

Amendment No. 1 to Second Amended and Restated Operating Agreement

On August 5, 2021, the Company’s Second Amended and Restated Operating Agreement was amended pursuant to Amendment No. 1 to Second Amended and Restated Operating Agreement (the “Amendment”), entered into by our Manager. The Amendment was adopted by the Company’s board of directors of the Company on August 5, 2021. The Amendment amends the operating agreement as follows: (i) the definition of “Contribution-Based Profits” was amended to remove language relating to “loss” and “net loss”; (ii) the definition of “Sales Event” was amended to add the following sentence: “For the avoidance of doubt, if the Company distributes its equity ownership in a Subsidiary to the Company’s Shareholders in a spin-off or similar transaction, such distribution shall constitute a Sale Event.”; and (iii) the definition of “Total Profit Allocation” was amended to add the following sentence: “For the avoidance of doubt, if Contribution-Based Profits is a negative number, it shall be disregard in calculating Total Profit Allocation.”

Management Fees

On April 15, 2013, the Company and the Manager entered into a management services agreement, pursuant to which the Company is required to pay the Manager a quarterly management fee equal to 0.5% of its adjusted net assets for services performed (the “Parent Management Fee”). The amount of the Parent Management Fee with respect to any fiscal quarter is (i) reduced by the aggregate amount of any management fees received by the Manager under any offsetting management services agreements with respect to such fiscal quarter, (ii) reduced (or increased) by the amount of any over-paid (or under-paid) Parent Management Fees received by (or owed to) the Manager as of the end of such fiscal quarter, and (iii) increased by the amount of any outstanding accrued and unpaid Parent Management Fees. The Company expensed $0 and $0 in Parent Management Fees for the six months ended June 30, 2021 and 2020, respectively.

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

1847 Asien, 1847 Cabinet and 1847 Wolo expensed $150,000, $150,000 and $75,833, respectively, in management fees for the six months ended June 30, 2021. In conjunction with the Wolo acquisition, the Manager received a fee of $110,000. 1847 Asien expensed $28,022 in management fees for the six months ended June 30, 2020.

On a consolidated basis, we expensed total management fees of $485,833 and $28,022 for the six months ended June 30, 2021 and 2020, respectively.

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

On April 19, 2021, we entered into a stock purchase agreement with Alan Neese and Katherine Neese, pursuant to which they purchased our 55% ownership interest in 1847 Neese for a purchase price of $325,000 in cash. As a result of this transaction, 1847 Neese is no longer a subsidiary of the Company. All financial information of 1847 Neese previously presented as part of land management services operations are classified as discontinued operations and not presented as part of continuing operations.

Results of Operations

Comparison of Three Months Ended June 30, 2021 and 2020

The following table sets forth key components of our results of operations during the three months ended June 30, 2021 and 2020, both in dollars and as a percentage of our revenues.

	Three Months Ended June 30,
	2021		2020
	Amount	% of Revenues	Amount	% of Revenues
Revenues
Furniture and appliances	$3,352,618	50.4%	$1,185,980	100.00%
Construction	1,314,968	19.8%	-	-
Automotive supplies	1,980,368	29.8%	-	-
Total revenues	6,647,954	100.0%	1,185,980	100.00%
Operating expenses
Cost of sales	4,514,789	67.9%	923,893	77.9%
Personnel costs	836,569	12.6%	81,283	6.6%
Depreciation and amortization	126,072	1.9%	3,543
General and administrative	1,350,329	20.3%	832,827	70.2%
Total operating expenses	6,827,759	102.7%	1,841,546	155.3%
Net loss from operations	(179,805)	(2.7)%	(655,566)	(55.3)%
Other income (expense)
Financing costs	(6,068)	(0.1)%	(28,571)	(2.4)%
Gain on disposition of subsidiary	3,282,804	49.4%	-	-
Other expense	(3,539)	(0.1)%	-	-
Interest expense	(130,444)	(2.0)%	(4,423)	(0.3)%
Total other income (expense)	3,142,753	47.3%	(32,994)	(2.8)%
Net loss before income taxes	2,962,948	44.6%	(688,560)	(58.1)%
Income tax benefit	(21,900)	(3.2)%	(15,000)	(1.3)%
Net loss from continuing operations	$2,984,848	47.8%	$(673,560)	(56.8)%

Total revenues. Our total revenues were $6,647,954 for the three months ended June 30, 2021, as compared to $1,185,980 for the three months ended June 30, 2020.

The retail and appliances segment generates revenue through the sales of home furnishings, including appliances and related products. Revenues from the retail and appliances segment were $3,352,618 for the three months ended June 30, 2021, as compared to $1,185,980 for the period from May 29, 2020 to June 30, 2020.

The construction segment generates revenue through the construction and sale of custom cabinetry, including kitchen and bath cabinets, fireplace mantels and surrounds, entertainment systems and wall units, bookcases and office cabinets. Revenues from the construction segment were $1,314,968 for the three months ended June 30, 2021.

The automotive supplies segment generates revenue through the design, manufacture and sale of horn and safety products (electric, air, truck, marine, motorcycle and industrial equipment), including vehicle emergency and safety warning lights for cars, trucks, industrial equipment and emergency vehicles. Revenues from the automotive supplies segment were $1,980,368 for the three months ended June 30, 2021.

Cost of sales. Our total cost of sales was $4,514,789 for the three months ended June 30, 2021, as compared to $923,892 for the three months ended June 30, 2020.

Cost of sales for the retail and appliances segment consists of the cost of purchased merchandise plus the cost of delivering merchandise and where applicable installation, net of promotional rebates and other incentives received from vendors. Cost of sales for the retail and appliances segment was $2,602,598 for the three months ended June 30, 2021, as compared to $923,892 for the period from May 29, 2020 to June 30, 2020. As a percentage of retail and appliances revenues, cost of sales for the retail and appliances segment was 77.6% for the three months ended June 30, 2021 and 77.9% for the period from May 29, 2020 to June 30, 2020.

Cost of sales for the construction segment consists of lumber, hardware and materials and plus direct labor and related costs, net of any material discounts from vendors. Cost of sales for the construction segment was $720,466 for the three months ended June 30, 2021. As a percentage of construction revenues, cost of sales for the construction segment was 54.8% for the three months ended June 30, 2021.

Cost of sales for the automotive supplies segment consists of the costs of purchased finished goods plus freight and tariff costs. Cost of sales for the automotive supplies segment was $1,191,726 for the three months ended June 30, 2021. As a percentage of automotive supplies revenues, cost of sales for the automotive supplies segment was 60.2% for the three months ended June 30, 2021.

Personnel costs. Personnel costs include employee salaries and bonuses plus related payroll taxes. It also includes health insurance premiums, 401(k) contributions, and training costs. Our total personnel costs were $836,569 for the three months ended June 30, 2021, as compared to $81,284 for the three months ended June 30, 2020.

Personnel costs for the retail and appliances segment were $239,168 for the three months ended June 30, 2021, as compared to $81,284 for the period from May 29, 2020 to June 30, 2020. As a percentage of retail and appliances revenue, personnel costs for the retail and appliances segment were 7.1% for the three months ended June 30, 2021 and 6.9% for the period from May 29, 2020 to June 30, 2020.

Personnel costs for the construction segment were $234,756 for the three months ended June 30, 2021. As a percentage of construction revenue, personnel costs for the construction segment were 17.9% for the three months ended June 30, 2021.

Personnel costs for the automotive supplies segment were $362,644 for the three months ended June 30, 2021. As a percentage of automotive supplies revenue, personnel costs for the automotive supplies segment were 18.3% for the three months ended June 30, 2021.

Depreciation and amortization. Our total depreciation and amortization expense was $126,073 for the three months ended June 30, 2021, as compared to $3,543 for the three months ended June 30, 2020.

General and administrative expenses. Our general and administrative expenses consist primarily of professional advisor fees, stock-based compensation, bad debts reserve, rent expense, advertising, bank fees, and other expenses incurred in connection with general operations. Our total general and administrative expenses were $1,350,329 for the three months ended June 30, 2021, as compared to $832,827 for the three months ended June 30, 2020.

General and administrative expenses for the retail and appliances segment were $396,654 for the three months ended June 30, 2021, as compared to $350,459 for the period from May 29, 2020 to June 30, 2020. As a percentage of retail and appliances revenue, general and administrative expenses for the retail and appliances segment were 11.8% for the three months ended June 30, 2021 and 29.55% for the period from May 29, 2020 to June 30, 2020.

General and administrative expenses for the construction segment were $233,961 for the three months ended June 30, 2021. As a percentage of construction revenue, general and administrative expenses for the construction segment were 17.8% for the three months ended June 30, 2021.

General and administrative expenses for the automotive supplies segment were $298,291 for the three months ended June 30, 2021. As a percentage of automotive supplies revenue, general and administrative expenses for the automotive supplies segment were 15.1% for the three months ended June 30, 2021.

General and administrative expenses for our holding company decreased by $60,945, or 12.6%, to $421,423 for the three months ended June 30, 2021 from $482,368 for the three months ended June 30, 2020. The decrease was due to a prior year stock compensation of $436,386 offset by an increase in professional fees compared to the prior year.

Total other income (expense). We had $3,142,753 in total other income, net, for the three months ended June 30, 2021, as compared to other expense, net, of $688,560 for the three months ended June 30, 2020. Other income, net, for the three months ended June 30, 2021 consisted of a gain from disposition of subsidiary of $3,282,804, financing costs of $6,068, interest expense of $130,444, and other expense of $3,539, while total other expense, net, for the three months ended June 30, 2020 consisted of financing costs of $28,571 and other expense of $4,423.

Net income (loss) from continuing operations. As a result of the cumulative effect of the factors described above, our net income from continuing operations was $2,962,947 for the three months ended June 30, 2021, as compared to a net loss of $688,560 for the three months ended June 30, 2020.

Comparison of Six Months Ended June 30, 2021 and 2020

The following table sets forth key components of our results of operations during the six months ended June 30, 2021 and 2020, both in dollars and as a percentage of our revenues.

	Six Months Ended June 30,
	2021		2020
	Amount	% of Revenues	Amount	% of Revenues
Revenues
Furniture and appliances	$6,616,984	57.9%	$1,185,980	100.00%
Construction	2,830,877	24.8%	-	-
Automotive supplies	1,980,368	17.3%	-	-
Total revenues	11,428,229	100.0%	1,185,980	100.00%
Operating expenses
Cost of sales	7,775,471	68.0%	923,892	77.9%
Personnel costs	1,321,240	11.6%	81,284	6.9%
Depreciation and amortization	248,178	2.2%	3,543	0.0%
General and administrative	2,674,526	23.4%	872,112	73.5%
Total operating expenses	12,019,415	105.2%	1,880,831	158.6%
Net loss from operations	(591,186)	(5.2)%	(694,851)	(58.6)%
Other income (expense)
Financing costs	(6,068)	(0.1)%	(28,571)	(2.4)%
Gain of disposition of subsidiary	3,282,804	28.7%	-	-
Gain on forgiveness of debt	360,302	3.2%	-	-
Loss on adjustment shares	(757,792)	(6.6)%	-	-
Other expense	(3,539)	0.0%
Interest expense	(175,565)	(1.5)%	(6,837)	(0.6)%
Total other income (expense)	2,700,142	23.6%	(35,408)	(3.0)%
Net loss before income taxes	2,108,956	18.5%	(730,259)	(61.6)%
Income tax benefit	(21,900)	(0.2)%	(15,000)	1.3%
Net loss from continuing operations	$2,130,856	18.6%	$(715,259)	(60.3)%

Total revenues. Our total revenues were $11,428,229 for the six months ended June 30, 2021, as compared to $1,185,980 for the six months ended June 30, 2020.

Revenues from the retail and appliances segment were $6,616,984 for the three months ended June 30, 2021, as compared to $1,185,980 for the period from May 29, 2020 to June 30, 2020.

Revenues from the construction segment were $2,830,877 for the six months ended June 30, 2021.

Revenues from the automotive supplies segment were $1,980,368 for the period from April 1, 2021 to June 30, 2021.

Cost of sales. Our total cost of sales was $7,775,471 for the six months ended June 30, 2021, as compared to $923,892 for the six months ended June 30, 2020.

Cost of sales for the retail and appliances segment was $5,109,250 for the six months ended June 30, 2021, as compared to $923,892 for the period from May 29, 2020 to June 30, 2020. As a percentage of retail and appliances revenues, cost of sales for the retail and appliances segment was 77.2% for the six months ended June 30, 2021 and 77.9% for the period from May 29, 2020 to June 30, 2020.

Cost of sales for the construction segment was $1,474,496 for the six months ended June 30, 2021. As a percentage of construction revenues, cost of sales for the construction segment was 52.1% for the six months ended June 30, 2021.

Cost of sales for the automotive supplies segment was $1,191,726 for the period from April 1, 2021 to June 30, 2021. As a percentage of automotive supplies revenues, cost of sales for the automotive supplies segment was 60.2% for the period from April 1, 2021 to June 30, 2021.

Personnel costs. Our total personnel costs were $1,321,240 for the six months ended June 30, 2021, as compared to $81,284 for the six months ended June 30, 2020.

Personnel costs for the retail and appliances segment were $492,250 for the six months ended June 30, 2021, as compared to $81,284 for the period from May 29, 2020 to June 30, 2020. As a percentage of retail and appliances revenue, personnel costs for the retail and appliances segment were 7.4% for the six months ended June 30, 2021 and 6.85% for the period from May 29, 2020 to June 30, 2020.

Personnel costs for the construction segment were $466,346 for the six months ended June 30, 2021. As a percentage of construction revenue, personnel costs for the construction segment were 16.5% for the six months ended June 30, 2021.

Personnel costs for the automotive supplies segment were $362,644 for the period from April 1, 2021 to June 30, 2021. As a percentage of automotive supplies revenue, personnel costs for the automotive supplies segment were 18.3% for the period from April 1, 2021 to June 30, 2021.

Depreciation and amortization. Our total depreciation and amortization expense was $248,179 for the six months ended June 30, 2021, as compared to $3,543 for the six months ended June 30, 2020.

General and administrative expenses. Our total general and administrative expenses were $2,674,526 for the six months ended June 30, 2021, as compared to $872,112 for the six months ended June 30, 2020.

General and administrative expenses for the retail and appliances segment were $831,240 for the six months ended June 30, 2021, as compared to $350,459 for the period from May 29, 2020 to June 30, 2020. As a percentage of retail and appliances revenue, general and administrative expenses for the retail and appliances segment were 12.6% for the six months ended June 30, 2021 and 29.6% for the period from May 29, 2020 to June 30, 2020.

General and administrative expenses for the construction segment were $449,273 for the six months ended June 30, 2021. As a percentage of construction revenue, general and administrative expenses for the construction segment were 15.9% for the six months ended June 30, 2021.

General and administrative expenses for the automotive supplies segment were $896,586 for the period from April 1, 2021 to June 30, 2021. As a percentage of automotive supplies revenue, general and administrative expenses for the automotive supplies segment were 45.3% for the period from April 1, 2021 to June 30, 2021.

General and administrative expenses for our holding company decreased by $24,227, or 4.6%, to $497,426 for the six months ended June 30, 2021 from $521,653 for the six months ended June 30, 2020. The decrease was due to a prior year stock compensation of $436,386 offset by an increase in professional fees compared to the prior year.

Total other income (expense). We had $2,700,142 in total other income, net, for the six months ended June 30, 2021, as compared to other expense, net, of $35,408 for the six months ended June 30, 2020. Other income, net, for the six months ended June 30, 2021 consisted of a gain on disposition of subsidiary of $3,282,804, a loss on adjustment shares of $757,792 and interest expense of $175,565, offset by a gain on forgiveness of debt of $360,302, while total other expense, net, for the six months ended June 30, 2020 consisted of financing costs of $28,571 and interest expense of $6,838.

Net income (loss) from continuing operations. As a result of the cumulative effect of the factors described above, our net income from continuing operations was $2,108,956 for the six months ended June 30, 2021, as compared to a net loss of $730,259 for the six months ended June 30, 2020.

Liquidity and Capital Resources

As of June 30, 2021, we had cash and cash equivalents of $1,477,524. To date, we have financed our operations primarily through revenue generated from operations, cash proceeds from financing activities, borrowings, and equity contributions by our shareholders.

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

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the period indicated:

Cash Flow

	Six Months Ended June 30,
	2021	2020
Net cash used in operating activities from continuing operations	$(60,575)	$(352,718)
Net cash provided by (used in) investing activities from continuing operations	(5,339,252)	1,268,285
Net cash provided by (used in) financing activities from continuing operations	5,497,002	(305,151)
Net increase in cash and cash equivalents from continuing operations	97,175	610,416
Cash and cash equivalents at beginning of period	1,380,349	-
Cash and cash equivalent at end of period	$1,477,524	$610,416

Net cash provide by operating activities from continuing operations was $60,575 for the six months ended June 30, 2021, as compared to used in $352,718 for the six months ended June 30, 2020. For the six months ended June 30, 2021, the net income from continuing operations of $2,263,078, and an decrease in accounts receivable of $332,719, an increase in accounts payable and accrued expenses of $395,335, an increase in customer deposits of $373,505, and a non-cash depreciation and amortization of $248,179, and loss on adjustment shares of $757,792 in common stock issuances offset by, an increase in inventory of $408,159, an increase in prepaids and other costs of $207,471, a decrease in contract liabilities of $17,563, an increase in deferred tax of $40,000, and non-cash forgiveness of debt of $360,302 and a gain of disposition of subsidiary of $3,282,804 and gain on discontinued operations of $132,223, were the primary drivers of the net cash provided by operating activities.

For the six months ended June 30, 2020, the net loss from continuing operations of $4,924,432, an increase in deferred taxes of $15,000, an increase in inventory of $167,754, an increase in prepaids and other costs of $317,461, an decrease in customer deposits of $43,923, offset by stock compensation of $436,386, amortization of financing related costs of $28,571, an decrease in accounts receivable of $102,651, an increase in accounts payable and accrued expenses of $421,282, were the primary drivers of the net cash used in operating activities. were the primary drivers of the net cash used in operating activities.

Net cash used in investing activities from continuing operations was $5,339,252 for the six months ended June 30, 2021, as compared to net cash provided by $1,268,285 for the six months ended June 30, 2020. Net cash provided by investing activities for the six months ended June 30, 2021 consisted of proceeds from the sale of Neese of $325,000, offset net cash paid for the acquisition of Wolo of $5,455,476 and by the purchase of equipment and vehicles of $208,776, while net cash provided by investing activities consisted of net cash acquired from the acquisition of Asien of $1,268,285 for the six months ended June 30, 2020.

Net provided by financing activities from continuing operations was $5,497,002 for the six months ended June 30, 2021, as compared to $305,151 for the six months ended June 30, 2020. Net cash provided by financing activities for the six months ended June 30, 2021 consisted of net proceeds of $3,000,000 from the sale of units described below, proceeds from notes payable of $3,673,405, line of credit proceeds, net of repayments, of $745,228, offset by the payments to Wolo’s seller of $998,191 and to Kyle’s seller of $33,630, payments of preferred dividends of $365,658, repayments of notes payable of $358,922 and the payment of financing costs of $165,230. Net cash used in financing activities for the six months ended June 30, 2020 consisted of repayment of notes payable of $661,899 and net repayments of the lines of credit of $93,197 offset by proceeds from term loans of $475,000,

Unit Offering

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

Debt

1847 Holdings

On January 3, 2018, we issued a grid promissory note to the Manager in the initial principal amount of $50,000. The note provided that we could request additional advances from the Manager up to an aggregate additional amount of $150,000. On December 7, 2020, parties amended and restated the note for a new principal amount of $56,900 and maturity date of December 7, 2021. Interest on the note accrues on the unpaid portion of the principal amount and the outstanding portion of all advances at a fixed rate of 8% per annum. If all or a portion of the principal amount or any advance under the note, or any interest payable thereon is not paid when due (whether at the stated maturity, by acceleration or otherwise), such overdue amount shall bear interest at a rate of 12% per annum. In the event that we complete a financing that includes an uplisting of our common shares to a national exchange, then we must, contemporaneously with the closing of such financing transaction, repay the entire outstanding principal, outstanding advances, and accrued and unpaid interest on the note. The note is unsecured and contains customary events of default. As of June 30, 2021 and December 31, 2020, the Manager has advanced $56,900 of the note and we have accrued interest of $27,447 and $25,159, respectively.

1847 Asien/Asien’s

Arvest Bank

On July 10, 2020, Asien’s entered into a promissory note and security agreement with Arvest Bank for a revolving loan for up to $400,000. The loan matures on July 10, 2021 and bears interest at 5.25% per annum, subject to change in accordance with the Variable Rate (as defined in the promissory note and security agreement), the calculation for which is the U.S. Prime Rate plus 2%. Pursuant to the terms of the promissory note and security agreement, Asien’s is required to make monthly payments beginning on August 10, 2020 and until the maturity date, at which time all unpaid principal and interest will be due. Asien’s may prepay the loan in full or in part at any time without penalty. The promissory note and security agreement contains customary representations, warranties, affirmative and negative covenants and events of default for a loan of this type. The loan is secured by Asien’s inventory and equipment, accounts and other rights of payments, and general intangibles, as such terms are defined in the Uniform Commercial Code. The remaining principal balance of the note at June 30, 2021 is $100,000 and it has accrued interest of $2,564.

8% Subordinated Amortizing Promissory Note

A portion of the purchase price for acquisition of Asien’s was paid by the issuance of an 8% subordinated amortizing promissory note in the principal amount of $200,000 by 1847 Asien to Joerg Christian Wilhelmsen and Susan Kay Wilhelmsen, as trustees of the Wilhelmsen Family Trust, U/D/T Dated May 1, 1992 (the “Asien’s Seller”). Interest on the outstanding principal amount will be payable quarterly at the rate of eight percent (8%) per annum. The outstanding principal amount of the note will amortize on a one-year straight-line basis in accordance with a specified amortization schedule, with all unpaid principal and accrued, but unpaid interest being fully due and payable on May 28, 2021. The note contains customary events of default. The right of the Asien’s Seller to receive payments under the note is subordinated to all indebtedness of 1847 Asien to banks, insurance companies and other financial institutions or funds, and federal or state taxation authorities. The remaining principal balance of the note and accrued interest was repaid in May 2021.

6% Amortizing Promissory Note

On July 29, 2020, 1847 Asien entered into a securities purchase agreement with the Asien’s Seller, pursuant to which the Asien’s Seller sold to 415,000 of the Company’s common shares to 1847 Asien a purchase price of $2.50 per share. As consideration, 1847 Asien issued to the Asien’s Seller a two-year 6% amortizing promissory note in the aggregate principal amount of $1,037,500. One-half (50%) of the outstanding principal amount of the note ($518,750) and all accrued interest thereon, will be amortized on a two-year straight-line basis and is payable quarterly. The second-half (50%) of the outstanding principal amount of the note ($518,750) with all accrued, but unpaid interest thereon, is due on the second anniversary of the note. The note is unsecured and contains customary events of default. The remaining principal balance of the note at June 30, 2021 is $850,172 and it has accrued interest of $17,894.

4.5% Unsecured Promissory Note

On October 30, 2017, Asien’s entered into a stock repurchase agreement with Paul A. Gwilliam and Terri L. Gwilliam, co-trustees of the Gwilliam Family Trust, pursuant to which Asien’s issued an unsecured promissory note in the aggregate principal amount of $540,000 for a term of 5 years. The note bears interest at the rate of the 4.25% per annum. The remaining balance of the note at June 30, 2021 is comprised of principal of $17,467.

Loans on Vehicles

Asien’s has entered into six retail installment sale contracts pursuant to which Asien’s agreed to finance its delivery trucks at rates ranging 3.98% to 6.99% with an aggregate remaining principal amount of $123,731 as of June 30, 2021.

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

The vested principal of the note due at the maturity date shall be calculated each year based on the average annual consolidated EBITDA (as defined in the note) of 1847 Cabinet for each of the years ended December 31, 2020, 2021 and 2022. The EBITDA for each year shall be divided by $1.4 million multiplied by 100 to obtain the vested percentage. The vested principal for each year shall be equal to the vested percentage for that year multiplied by $350,000. To the extent that the vested percentage for the subject year is less than 80%, no portion of the note for that year shall vest. To the extent that the vested percentage for the subject year is equal to or greater than 120%, the vested principal shall be equal to $420,000 for that year and no more. For the year ended December 31, 2020, EBITDA of 1847 Cabinet was approximately $1,531,000, resulting in a vested amount of approximately $415,000. As of June 30, 2021, the outstanding balance of this note is $498,979.

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

Intercompany Secured Promissory Note

In connection with the acquisition of Kyle’s, the Company provided 1847 Cabinet with the funds necessary to pay the cash portion of the purchase price and cover acquisition expenses. In connection therewith, on September 30, 2020, 1847 Cabinet issued a secured promissory note to the Company in the principal amount of $4,525,000, which was amended and restated on December 11, 2020. Pursuant to such amendment and restatement, if and to the extent any amounts are owing under the units described above, due to a default or redemption, in addition to payment obligations due under the note, 1847 Cabinet is required to immediately make payments to the Company so that it may make any required payments in compliance with the terms of the units. The note bears interest at the rate of 16% per annum. The interest is cumulative and any unpaid accrued interest will compound on each anniversary date of the note. Interest is due and payable in arrears on January 15, April 15, July 15 and October 15 commencing January 15, 2021. In the event payment of principal or interest due under the note is not made when due, giving effect to any grace period which may be applicable, or in the event of any other default (as defined in the note), the outstanding principal balance shall from the date of default immediately bear interest at the rate of 5% above the then applicable interest rate for so long as such default continues. The Company may demand payment in full of the note at any time, even if 1847 Cabinet has complied with all of the terms of the note; and the note shall be due in full, without demand, upon a third-party sale of all or substantially all the assets and business of 1847 Cabinet or a third-party sale or other disposition of any capital stock of 1847 Cabinet. 1847 Cabinet may prepay the note at any time without penalty. The note contains customary events of default, is guaranteed by Kyle’s and is secured by all of the assets of 1847 Cabinet and Kyle’s. The remaining principal balance of the note at June 30, 2021 is $4,885,129 and it has accrued interest of $194,870.

Loans on Vehicles

Kyle’s has entered into two retail installment sale contracts pursuant to which Kyle’s agreed to finance its delivery trucks at rates ranging 5.90% to 6.54% with an aggregate remaining principal amount of $70,627 as of June 30, 2021.

1847 Wolo/Wolo

6% Secured Promissory Note

A portion of the purchase price for Wolo was paid by the issuance of a 6% secured promissory note in the principal amount of $850,000 by 1847 Wolo to Barbara Solow and Stanley Solow (the “Wolo Sellers”). Interest on the outstanding principal amount will be payable quarterly at the rate of six percent (6%) per annum. The note matures on the 39-month anniversary following the closing of the acquisition, at which time the outstanding principal amount of the note, along with all accrued, but unpaid interest, shall be paid in one lump sum. 1847 Wolo has the right to prepay all or any portion of the note at any time prior to the maturity date without premium or penalty of any kind. The note contains customary events of default and is secured by all of the assets of Wolo; provided that the rights of the Wolo Sellers under the note are subordinate to the rights of Sterling National Bank under the credit agreement described below. The remaining principal balance of the note at June 30, 2021 is $850,000 and it has accrued interest of $8,500.

Credit Agreement and Notes

On March 30, 2021, 1847 Wolo and Wolo entered into a credit agreement with Sterling National Bank (“Sterling”) for (i) revolving loans in an aggregate principal amount that will not exceed the lesser of the borrowing base (as defined below) or $1,000,000 and (ii) a term loan in the principal amount of $3,550,000. The revolving loan is evidenced by a revolving credit note and the term loan is evidenced by a $3,550,000 term note. The remaining principal balance of the revolving credit note at June 30, 2021 is $946,309 and it has accrued interest of 3,500. The remaining principal balance of the term note at June 30, 2021 is $3,311,039, comprised of principal of $3,462,500, net of debt discount of $151,461, and it has accrued interest of $18,034.

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

PPP Loans

On April 28, 2020, Asien’s received $357,500 in Paycheck Protection Program (“PPP”) loans from the United States Small Business Administration (the “SBA”) under the provisions of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”).  The PPP loans have two-year terms and bear interest at a rate of 1.0% per annum.  Monthly principal and interest payments are deferred for six months after the date of disbursement.  The PPP loans may be prepaid at any time prior to maturity with no prepayment penalties.  The PPP loans contain events of default and other provisions customary for loans of this type.  The PPP provides that the PPP loans may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. Asien’s used the proceeds from the PPP loans for qualifying expenses and to applied for forgiveness of the PPP loans in accordance with the terms of the CARES Act.  On February 16, 2021, Asien’s received notice from Exchange Bank that its loan had been forgiven in its entirety by the SBA.

Total Debt

The following table shows aggregate figures for the total debt described above that is coming due in the short and long term as of June 30, 2021. See the above disclosures for more details regarding these loans.

	Short-Term	Long-Term	Total Debt
Grid Promissory Note	$56,900	$-	$56,900
Revolving Loan – Asien’s	100,000	-	100,000
8% Subordinated Amortizing Promissory Note – Asien’s Seller	-	-	-
6% Amortizing Promissory Note – Asien’s Seller	263,149	587,023	850,172
4.5% Unsecured Promissory Note – Gwilliam Family Trust	17,467	-	17,467
Vehicle loans – Asien’s & Kyle’s	106,664	87,694	194,358
Vesting Promissory Note – Kyle’s Sellers*	-	498,979	498,979
6% Secured Promissory Note – Wolo Sellers	-	850,000	850,000
Revolving Credit Note – Sterling	946,309	-	946,309
Term Note – Sterling	571,251	2,739,787	3,311,038
Total	$2,061,740	$4,763,483	$6,825,223

*net of valuation adjustment of $551,021

Contractual Obligations

We have engaged the Manager to manage our day-to-day operations and affairs. Our relationship with the Manager will be governed principally by the following agreements:

●	the management services agreement and offsetting management services agreements relating to the management services the Manager will perform for us and the businesses we own and the management fee to be paid to the Manager in respect thereof; and

●	our operating agreement setting forth the Manager’s rights with respect to the allocation shares it owns, including the right to receive profit allocations from us, and the supplemental put provision relating to the Manager’s right to cause us to purchase the allocation shares it owns.

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

Automotive Supplies Segment

Wolo designs and manufactures horn and safety products (electric, air, truck, marine, motorcycle and industrial equipment), and offers vehicle emergency and safety warning lights for cars, trucks, industrial equipment and emergency vehicles. Focused on the automotive and industrial after-market, Wolo sells its products to big-box national retail chains, through specialty and industrial distributors, as well as on- line/mail order retailers and OEMs.

Wolo collects 100% of the payment for internet and phone orders, including tax, from the customer at the time the order is shipped. Customers placing orders with a purchase order through the EDI (Electronic Data Interface) are allowed to purchase on credit and make payment after receipt of product on the agreed upon terms.

Performance Obligations – The revenue that Wolo recognizes arises from orders it receives from contracts with customers. Wolo’s performance obligations under the customer orders correspond to each sale of merchandise that it makes to customers and each order generally contains only one performance obligation based on the merchandise sale to be completed. Control of the delivery transfers to customers when the customer can direct the use of, and obtain substantially all the benefits from, Wolo’s products, which generally occurs when the customer assumes the risk of loss. The transfer of control generally occurs at the point of shipment of the order. Once this occurs, Wolo has satisfied its performance obligation and Wolo recognizes revenue.

Transaction Price ‒ Wolo agrees with customers on the selling price of each transaction. This transaction price is generally based on the agreed upon sales price. In Wolo’s contracts with customers, it allocates the entire transaction price to the sales price, which is the basis for the determination of the relative standalone selling price allocated to each performance obligation. Any sales tax that Wolo collects concurrently with revenue-producing activities are excluded from revenue.

Cost of sales includes the cost of purchased merchandise plus freight, warehouse salaries, tariffs, and any applicable delivery charges from the vendor to the company.

Warranties vary and are typically 90 days to consumers and manufacturing defect warranty to are available to resellers. At times, depending on the product, the company can also offer a warranty up to 12 months.

Disaggregated Revenue ‒ Wolo disaggregates revenue from contracts with customers by contract type, as it believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

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

Allowance for Credit Losses

Inventory

For Asien’s, inventory mainly consists of appliances that are acquired for resale and is valued at the average cost determined on a specific item basis. Inventory also consists of parts that are used in service and repairs and may or may not be charged to the customer depending on warranty and contractual relationship. Kyle’s typically orders inventory on a job by job basis and those jobs are put into production within hours of being received. The inventory in production is accounted for in the contact assets and liabilities and follows the percentage completion methodology. Inventories consisting of materials and supplies are stated at lower of costs or market. Wolo’s inventory consists of finished goods acquired for resale and is valued at the weighted-average cost determined on a specific item basis. The Company periodically evaluates the value of items in inventory and provides write-downs to inventory based on its estimate of market conditions. The Company estimated an obsolescence allowance of $160,824 and $14,824 at June 30, 2021 and December 31, 2020, respectively.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2021. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which we are still in the process of remediating as of June 30, 2021, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 for the description of these weaknesses.

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

During its evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2021, our management identified the following material weaknesses:

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

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, our management has identified the steps necessary to address the material weaknesses, and in the second quarter of 2021, we continued to implement the following remedial procedures:

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

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during the second quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during three months ended June 30, 2021 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

We did not repurchase any of our common shares during the three months ended June 30, 2021.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the second quarter of fiscal 2021 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS.

Exhibit No.	Description of Exhibit
3.1	Certificate of Formation of 1847 Holdings LLC (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed on February 7, 2014)
3.2	Second Amended and Restated Operating Agreement of 1847 Holdings LLC, dated January 19, 2018 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 22, 2018)
4.1	Amended and Restated Certificate of Designation of Series A Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on April 1, 2021)
4.2	Form of Common Share Purchase Warrant, dated March 29, 2021 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on April 1, 2021)
10.1	Stock Purchase Agreement, dated April 19, 2021, among 1847 Holdings LLC, Alan Neese and Katherine Neese (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 23, 2021)
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 16, 2021	1847 HOLDINGS LLC

/s/ Ellery W. Roberts
	Name:	Ellery W. Roberts
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Jay Amond
	Name:	Jay Amond
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)