Form 10-Q
period 2021-09-30
1847 Holdings LLC
filed 2021-11-15
CIK 1599407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

or

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

As of November 12, 2021, there were 4,842,851 common shares of the registrant issued and outstanding.

1847 HOLDINGS LLC

Quarterly Report on Form 10-Q

Period Ended September 30, 2021

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

1847 HOLDINGS LLC

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1847 HOLDINGS LLC

CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current Assets
Cash	$973,172	$976,538
Restricted cash	-	403,811
Accounts receivable, net	2,114,337	525,625
Inventories, net	4,155,926	2,022,754
Contract assets	109,968	70,230
Prepaid expenses and other current assets	635,908	550,964
Discontinued operations – current assets	-	1,324,608
TOTAL CURRENT ASSETS	7,989,311	5,874,530
Investments	276,540	276,270
Property and equipment, net	562,235	398,503
Operating lease right-of-use assets	733,180	357,208
Goodwill	7,680,771	5,989,817
Intangible assets, net	5,270,816	3,885,467
Other assets	6,851	375
Discontinued operations – long-term assets	-	2,457,770
TOTAL ASSETS	$22,519,704	$19,239,940

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,106,924	$2,558,559
Current portion of operating lease liability	185,128	66,803
Advances, related party	193,761	190,192
Line of credit	1,296,309	301,081
Due to seller	-	33,630
Note payable – related party	56,900	56,900
Notes payable – current portion	917,003	429,183
Contract liabilities	10,580	77,403
Customer deposits	3,596,575	3,370,957
Discontinued operations – current liabilities	-	999,122
TOTAL CURRENT LIABILITIES	9,363,180	8,083,830
Operating lease liability – long term, net of current portion	552,285	291,183
Notes payable – long term, net of current portion	4,593,691	1,637,310
Deferred tax liability	285,000	-
Discontinued operations – long-term liabilities	-	5,981,467
TOTAL LIABILITIES	$14,794,156	$15,993,790
SHAREHOLDERS’ EQUITY
Allocation shares, 1,000 shares issued and outstanding	1,000	1,000
Series A convertible preferred stock, 4,450,460 and 2,632,278 outstanding as of September 30, 2021 and December 31, 2020, respectively	4,635,656	2,971,427
Distribution receivable	(2,000,000)	(2,000,000)
Common Shares, 500,000,000 shares authorized, 4,842,851 and 4,444,013 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	4,843	4,444
Additional paid-in capital	19,949,403	17,005,491
Accumulated deficit	(13,987,670)	(13,856,973)
TOTAL 1847 HOLDINGS SHAREHOLDERS’ EQUITY	8,603,232	4,125,389
NON-CONTROLLING INTERESTS	(877,684)	(879,239)
TOTAL SHAREHOLDERS’ EQUITY	7,725,548	3,246,150
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$22,519,704	$19,239,940

The accompanying notes are an integral part of these consolidated financial statements

1847 HOLDINGS LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
REVENUES
Furniture and appliances	$3,145,955	$3,141,313	$9,762,939	$4,327,294
Construction	1,338,428	-	4,169,305	-
Automotive supplies	2,250,645	-	4,231,013	-
TOTAL REVENUE	6,735,028	3,141,313	18,163,257	4,327,294
OPERATING EXPENSES
Cost of sales	4,573,123	2,429,714	12,348,594	3,353,608
Personnel costs	876,991	216,904	2,198,231	298,187
Depreciation and amortization	299,477	59,376	547,655	62,919
General and administrative	1,844,979	693,556	4,519,504	1,565,666
TOTAL OPERATING EXPENSES	7,594,570	3,399,550	19,613,984	5,280,380
NET LOSS FROM OPERATIONS	(859,542)	(258,237)	(1,450,727)	(953,086)
OTHER INCOME (EXPENSE)
Gain on forgiveness of debt	-	-	360,302	-
Financing costs	(7,982)	(141,429)	(14,050)	(170,001)
Loss on extinguishment of debt	-	(286,350)	(757,792)	(286,350)
Gain on disposition of subsidiary	-	-	3,282,804	-
Other income/(expense)	14,424	-	10,885	-
Interest expense	(120,217)	(22,692)	(295,782)	(29,530)
TOTAL OTHER INCOME (EXPENSE)	(113,775)	(450,471)	2,586,367	(485,881)
NET INCOME (LOSS) BEFORE INCOME TAXES	(973,317)	(708,708)	1,135,640	(1,438,967)
INCOME TAX BENEFIT	-	82,000	21,900	97,000
NET INCOME (LOSS) AFTER TAXES	(973,317)	(626,708)	1,157,540	(1,341,967)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	$(973,317)	$(626,708)	$1,157,540	$(1,341,967)

NET LOSS FROM DISCONTINUED OPERATIONS
Income (loss) from discontinued operations before income taxes	-	(5,073,901)	240,405	(12,717,710)
Less provision for income taxes for discontinued operations	-	(873,176)	-	(2,309,929)
Net income (loss) from discontinued operations	-	(4,200,725)	240,405	(10,407,781)
Less net income (loss) from discontinued operations attributable to noncontrolling interests	-	(1,669,777)	108,182	(3,260,361)
Net income (loss) from discontinued operations attributable to 1847 Holdings common shareholders	-	(2,530,948)	132,223	(7,147,420)

NET INCOME (LOSS)	$(973,317)	$(3,157,656)	$1,289,763	$(8,489,387)
LESS NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	(65,008)	(233,897)	(106,628)	(669,811)
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(908,309)	$(2,923,759)	$1,396,391	$(7,819,576)
PREFERRED STOCK ACCRUED DIVIDEND	314,093	-	813,481	-
DEEMED DIVIDEND RELATED TO ISSUANCE OF PREFERRED STOCK	-	-	1,527,086	-
NET INCOME (LOSS) ATTRIBUTABLE TO 1847 HOLDINGS SHAREHOLDERS	$(1,222,402)	$(2,923,759)	$(944,176)	$(7,819,576)

Net income (loss) per common share from continuing operations: basic	$(0.20)	$(0.17)	$0.25	$(0.39)
Net income (loss) per common share from discontinued operations: basic	$(0.00)	$(1.12)	$0.67	$(3.03)
Net income (loss) per common share: basic	$(0.25)	$(0.78)	$(0.82)	$(2.27)
Net income (loss) per common share from continuing operations diluted	$(0.20)	$(0.17)	$0.14	$(0.39)
Net income (loss) per common share from discontinued operations: diluted	$(0.00)	$(1.12)	$0.38	$(3.03)
Net income (loss) per common share: diluted	$(0.25)	$(0.08)	$(0.82)	$(2.27)
Weighted-average common shares outstanding: basic	4,842,851	3,735,235	4,718,671	3,440,115
Weighted-average common shares outstanding: dilutive	4,842,851	3,735,235	8,260,040	3,440,115

The accompanying notes are an integral part of these consolidated financial statements

1847 HOLDINGS LLC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

For the Three and Nine Months Ended September 30, 2021

	Allocation	Preferred Shares		Goedeker Subscription	Common Shares		Additional Paid-In	Accumulated	Non- Controlling	Shareholders’ Equity
	Shares	Shares	Amount	Receivable	Shares	Amount	Capital	Deficit	Interest	(Deficit)

BALANCE – January 1, 2021	$1,000	2,632,278	$2,971,427	$(2,000,000)	4,444,013	$4,444	$17,005,491	$(13,856,973)	$(879,239)	$3,246,150
Issuance of preferred shares, net of fees	-	1,818,182	1,527,086	-	-	-	3,000,000	(1,527,086)	-	3,000,000
Accrued dividend payable	-	-	11,759	-	-	-	(188,709)	-	-	(176,950)
Issuance of common adjustment shares	-	-	-	-	398,838	399	757,393	-	-	757,792
Net loss	-	-	-	-	-	-	-	(730,441)	54,959	(675,482)
BALANCE – March 31, 2021	1,000	4,450,460	4,510,272	(2,000,000)	4,842,851	4,843	20,574,175	(16,114,500)	(824,280)	6,151,510
Accrued dividend payable	-	-	121,970	-	-	-	(310,679)	-	-	(188,709)
Net income	-	-	-	-	-	-	-	3,035,139	11,604	3,046,743
BALANCE – June 30, 2021	$1,000	4,450,460	$4,632,242	$(2,000,000)	4,842,851	$4,843	$20,263,496	$(13,079,361)	$(812,676)	$9,009,544
Accrued dividend payable	-	-	3,414	-	-	-	(314,093)	-	-	(310,679)
Net loss	-	-	-	-	-	-	-	(908,309)	(65,008)	(973,317)
BALANCE – September 30, 2021	$1,000	4,450,460	$4,635,656	$(2,000,000)	4,842,851	$4,843	$19,949,403	$(13,987,670)	$(877,684)	$7,725,548

For the Three and Nine Mont$hs Ended Septber 30, 2020

		Series A Senior
		Convertible				Additional		Non-	Shareholders’
	Allocation	Preferred	Subscription	Common Shares		Paid-In	Accumulated	Controlling	Equity
	Shares	Shares	Receivable	Shares	Amount	Capital	Deficit	Interest	(Deficit)
BALANCE – January 1, 2020	$1,000	$-	$-	3,165,625	$3,165	$442,014	$(4,402,043)	$(42,930)	$(3,998,794)
Net loss	-	-		-	-	-	(1,372,297)	(738,185)	(2,110,482)
BALANCE – March 31, 2020	$1,000	$-	$-	3,165,625	$3,165	$442,014	$(5,774,340)	$(781,115)	$(6,109,276)
Common shares issued in connection with acquisition	-	-	-	415,000	415	1,037,085	-	-	1,037,500
Common shares issued for service	-	-	-	100,000	100	244,900	-	-	245,000
Common shares issued upon partial conversion of convertible note payable	-	-	-	100,000	100	274,900	-	-	275,000
Warrants issued in connection with convertible note payable	-	-	-	-	-	448,211	-	118,500	566,711
Stock compensation	-	-	-	-	-	191,386	-	-	191,386
Net loss	-	-	-	-	-	-	(3,542,702)	(1,269,137)	(4,811,839)
BALANCE – June 30, 2020	$1,000	$-	$-	3,780,625	$3,780	$2,638,496	$(9,317,042)	$(1,931,752)	$(8,605,518)
Common shares issued in connection with acquisition	-	-	-	700,000	700	3,674,300	-	-	3,675,000
Issuance of warrants for services	-	-	-	-	-	87,550	-	-	87,550
Common shares issued upon warrant exercise	-	-	-	230,000	230	62,270	-	-	62,500
Common shares issued upon option exercise	-	-	-	77,500	78	149,922	-	-	150,000
Common shares issued upon partial conversion of convertible note payable	-	-	-	50,000	50	99,950	-	-	100,000
Purchase of common shares from seller shares, cancellation of common shares held in treasury and common share dividend to non-controlling interest	-	-	-	(394,112)	(394)	(693,314)	(57,442)	-	(751,150)
Series A senior convertible preferred shares	-	2,404,120	(4,160,686)	-	-	1,756,566	-	-	-
Non-controlling interest – Discontinued operations	-	-	-	-	-	-	8,205,721	2,904,583	11,110,304
Net loss	-	-	-	-	-	-	(2,904,583)	(1,922,849)	(4,827,432)
BALANCE – September 30, 2020	$1,000	$2,404,120	$(4,160,686)	4,444,013	$4,444	$7,775,740	$(4,073,346)	$(950,018)	$1,001,254

The accompanying notes are an integral part of these consolidated financial statements

1847 HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2021	2020
OPERATING ACTIVITIES
Net income (loss)	$1,289,763	$(8,489,387)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain (loss) from discontinued operations	(132,223)	7,147,420
Gain on disposition of subsidiary	(3,282,804)	-
Gain on sale of property and equipment	(10,885)	-
Depreciation and amortization	547,656	62,662
Stock compensation	-	523,936
Amortization of right of use asset	90,322	-
Amortization of financing costs	27,537	250,994
Forgiveness of debt	-	286,350
Gain on forgiveness of PPP loans	(360,302)	-
Loss on adjustment shares	757,792	-
Changes in operating assets and liabilities:
Accounts receivable	271,395	144,600
Inventory	(141,543)	(297,242)
Prepaid expenses and other assets	126,464	(595,561)
Accounts payable and accrued expenses	439,723	684,457
Impact on lease liability	(86,867)	-
Change on contract liabilities	(106,561)	-
Deferred taxes	(40,000)	(159,800)
Customer deposits	225,618	632,040
Due to related parties	3,569	23,275
Net cash provided by (used in) operating activities from continuing operations	(381,346)	213,744
Net cash provided by (used in) operating activities from discontinued operations	(170,580)	7,741,709
Net cash provided by (used in) operating activities	(551,926)	7,955,453
INVESTING ACTIVITIES
Net cash acquired in (paid for) acquisitions	-	1,398,285
Cash paid for acquisition of Wolo, net of cash acquired	(5,378,346)	-
Purchase of property and equipment	(262,852)	(9,745)
Proceeds from sale of company assets	350,000	-
Net cash provided by (used in) investing activities from continuing operations	(5,291,198)	1,388,540
Net cash provided by (used in) investing activities from discontinued operations	644,303	(17,902)
Net cash provided by (used in) investing activities	(4,646,895)	1,370,638
FINANCING ACTIVITIES
Proceeds of notes payables	3,673,405	-
Proceeds (repayment) from lines of credit	995,228	(210,000)
Repayment of grid note	-	(62,500)
Payment to Wolo and Kyle’s seller	(977,685)	-
Payments on notes payable	(584,012)	(730,171)
Proceeds from issuance of preferred shares, net of costs	3,000,000	212,500
Dividend of repurchased shares	(676,339)	-
Financing fees	(165,230)	(25,054)
Net cash provided by (used in) financing activities from continuing operations	5,265,367	(815,225)
Net cash provided by (used in) financing activities from discontinued operations	(208,693)	4,807,116
Net cash provided by (used in) financing activities	5,056,674	3,991,891
NET CHANGE IN CASH AND RESTRICTED CASH – Continuing Operations	(407,177)	787,059
NET CHANGE IN CASH AND RESTRICTED CASH – Discontinuing Operations	265,030	12,530,923
CASH AND RESTRICTED CASH AVAILABLE – Discontinuing Operations	(265,030)	(12,530,923)
CASH AND RESTRICTED CASH – Continuing Operations
Beginning of period	1,380,349	-
End of period	$973,172	$787,059

The accompanying notes are an integral part of these consolidated financial statements

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

SEPTEMBER 30, 2021

(UNAUDITED)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared without audit in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and are presented in US dollars.

The results of Goedeker are included within discontinued operations for three and nine months ended September 30, 2020.

The results of 1847 Neese are included within discontinued operations for the nine months ended September 30, 2021 and for the three and nine months ended September 30, 2020. The Company retrospectively updated the consolidated financial statements as of December 31, 2020 and for the three and nine months ended September 30, 2020 to reflect this change.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

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

Impact of COVID-19

The impact of COVID-19 on the Company’s business has been considered in management’s estimates and assumptions; however, it is too early to know the full impact of COVID-19 or its timing on a return to more normal operations. Further, the recently enacted Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) provides for economic assistance loans through the United States Small Business Administration (the “SBA”). On April 28, 2020, Asien’s received $357,500 in Paycheck Protection Program (“PPP”) loans from the SBA under the CARES Act. The PPP provides that the PPP loans may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. Asien’s used the proceeds from the PPP loans for qualifying expenses and to applied for forgiveness of the PPP loans in accordance with the terms of the CARES Act.  On February 16, 2021, Asien’s received notice from Exchange Bank that its loan had been forgiven in its entirety by the Small Business Administration (see Note 11).

Reclassifications

Certain Statements of Operations reclassifications have been made in the presentation of the Company’s prior financial statements and accompanying notes to conform to the presentation for the three and nine months ended September 30, 2021. The Company reclassified certain operating expense accounts in the Consolidated Statement of Operations. The reclassification had no impact on financial position, net income, or shareholder’s equity.

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

Customer deposits ‒ Asien’s records customer deposits when payments are received in advance of the delivery of the merchandise. Asien’s expects that substantially all of the customer deposits will be recognized within six months as the performance obligations are satisfied.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

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

Performance Obligations – For substantially all landscaping construction contracts, Kyle’s recognizes revenue over time, as performance obligations are satisfied, on a percentage completion basis on a total project cost basis. Typical contacts will last approximately 4-6 weeks from start to the substantial completion of the project.

Significant Judgments and Estimates – For cabinet construction contracts, measuring the percent completion on an individual project requires estimates obtained by discussions with field personnel. Estimates are also used in determining the total estimated total costs of a project. These estimates and assumptions are the best information management has at the time percent complete is calculated. Kyle’s employs the same estimation methodology on a quarterly basis.

Accounts Receivable, Net – Accounts receivable, net, are amounts due from customers where there is an unconditional right to consideration.

Contract assets and liabilities – Construction contract assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. Contract liabilities consist of advance payments and billings in excess of revenue recognized.

Automotive Supplies Segment

Wolo designs and manufactures horn and safety products (electric, air, truck, marine, motorcycle and industrial equipment), and offers vehicle emergency and safety warning lights for cars, trucks, industrial equipment and emergency vehicles. Focused on the automotive and industrial after-market, Wolo sells its products to big-box national retail chains, through specialty and industrial distributors, as well as on- line/mail order retailers and original equipment manufacturers.

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

Cost of sales includes the cost of purchased merchandise plus freight, warehouse salaries, tariffs, and any applicable delivery charges from the vendor to Wolo.

Warranties vary and are typically 90 days to consumers and manufacturing defect warranty to are available to resellers. At times, depending on the product, Wolo can also offer a warranty up to 12 months.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

Inventory

For Asien’s, inventory mainly consists of appliances that are acquired for resale and is valued at the average cost determined on a specific item basis. Inventory also consists of parts that are used in service and repairs and may or may not be charged to the customer depending on warranty and contractual relationship. Kyle’s typically orders inventory on a job-by-job basis and those jobs are put into production within hours of being received. The inventory in production is accounted for in the contact assets and liabilities and follows the percentage completion methodology. Inventories consisting of materials and supplies are stated at lower of costs or market. Wolo’s inventory consists of finished goods acquired for resale and is valued at the weighted-average cost determined on a specific item basis. The Company periodically evaluates the value of items in inventory and provides write-downs to inventory based on its estimate of market conditions. The Company estimated an obsolescence allowance of $160,824 and $12,824 at September 30, 2021 and December 31, 2020, respectively.

Property and Equipment

Property and equipment is stated at historical cost less accumulated depreciation. Depreciation of furniture, vehicles and equipment is calculated using the straight-line method over the estimated useful lives as follows:

Useful Life (Years)
Building and Improvements	4
Machinery and Equipment	3-7
Trucks and Vehicles	3-6

Goodwill and Intangible Assets

In applying the acquisition method of accounting, amounts assigned to identifiable assets and liabilities acquired were based on estimated fair values as of the date of acquisition, with the remainder recorded as goodwill. Identifiable intangible assets are initially recorded at fair value using generally accepted valuation methods appropriate for the type of intangible asset. Identifiable intangible assets with definite lives are amortized over their estimated useful lives and are reviewed for impairment if indicators of impairment arise. Intangible assets with indefinite lives are tested for impairment within one year of acquisitions or annually as of December 1, and whenever indicators of impairment exist. The fair value of intangible assets are compared with their carrying values, and an impairment loss would be recognized for the amount by which a carrying amount exceeds its fair value.

Acquired identifiable intangible assets are amortized over the following periods:

Acquired intangible Asset	Amortization Basis	Expected Life (years)
Customer-Related	Straight-line basis	5-15
Marketing-Related	Straight-line basis	5

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. As the Company had a net loss for the three ended September 30, 2021, potentially dilutive securities were excluded from diluted loss per share: 4,450,460 for outstanding warrants and 5,265,722 for principal and accrued interest of Series A convertible preferred shares. As the Company had a net income for the nine months ended September 30, 2021, the following potentially dilutive securities were included in diluted loss per share under the treasury method: 4,450,460 outstanding warrants and 5,265,722 for the conversion of Series A convertible preferred shares and cumulative dividends.

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

The Company has generated operating losses since its inception and has relied on cash on hand, sales of securities, external bank lines of credit, and issuance of third-party and related party debt to support cashflow from operations. For the nine months ended September 30, 2021, the Company incurred operating losses of $1,450,727 (before deducting losses attributable to non-controlling interests and excluding the loss of discontinued operations and gain on the disposition of subsidiary), cash flows used in operations of $381,346 (excluding the cashflow from discontinued operations) and negative working capital of $1,373,869 (excluding the negative working capital from discontinued operations).

On October 8, 2021, the Company and each of its subsidiaries 1847 Asien, 1847 Wolo, 1847 Cabinet, Asien’s, Wolo Mfg, Wolo H&S, Kyle’s, High Mountain and Sierra Homes, entered into a note purchase agreement with two institutional investors, pursuant to which the Company issued to these purchasers secured convertible promissory notes in the aggregate principal amount of $24,860,000. The notes contain an aggregate original issue discount of $497,200. As a result, the total purchase price was $24,362,800. After payment of expenses of $742,825, the Company received net proceeds of $23,619,975, of which $10,687,500 was used to fund the cash portion of the purchase price for the acquisition of High Mountain and Sierra Homes (see Note 18).

Management has prepared estimates of operations for fiscal year 2022 and believes that sufficient funds will be generated from operations to fund its operations and to service its debt obligations for one year from the date of the filing of the unaudited consolidated financial statements in the Company’s Quarterly Report on Form 10-Q, which indicate improved operations and the Company’s ability to continue operations as a going concern.

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

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

NOTE 3—BUSINESS SEGMENTS

Summarized financial information concerning the Company’s reportable segments for the three months ended September 30, 2021 and 2020 is presented below.

	Three Months Ended September 30, 2021
	Retail & Appliances	Construction	Automotive Supplies	Corporate Services	Total
Revenue
Furniture and appliances	$3,145,955	$-	$-	$-	$3,145,955
Construction	-	1,338,428	-	-	1,338,428
Automotive supplies	-	-	2,250,645	-	2,250,645
Total Revenue	3,145,955	1,338,428	2,250,645	-	6,735,028

Total cost of sales	2,300,664	805,513	1,466,946	-	4,573,123
Total operating expenses	683,110	612,880	1,249,778	475,679	3,021,447
Income (loss) from operations	$162,181	$(79,965)	$(466,079)	$(475,679)	$(859,542)

	Three Months Ended September 30, 2020
	Retail & Appliances	Construction	Automotive Supplies	Corporate Services	Total
Revenue
Furniture and appliances	$3,141,313	$-	$-	$-	$3,141,313
Construction	-	-	-	-	-
Automotive supplies	-	-	-	-	-
Total Revenue	3,141,313	-	-	-	3,141,313

Total cost of sales	2,429,714	-	-	-	2,429,714
Total operating expenses	843,000	-	-	126,836	969,836
Loss from operations	$(131,401)	$-	$-	$(126,836)	$(258,237)

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

Summarized financial information concerning the Company’s reportable segments for the nine months ended September 30, 2021 and 2020 is presented below.

	Nine Months Ended September 30, 2021
	Retail & Appliances	Construction	Automotive Supplies	Corporate Services	Total
Revenue
Furniture and appliances	$9,762,939	$-	$-	$-	$9,762,939
Construction	-	4,169,305	-	-	4,169,305
Automotive supplies	-	-	4,231,013	-	4,231,013
Total Revenue	9,762,939	4,169,305	4,231,013	-	18,163,257

Total cost of sales	7,409,913	2,280,009	2,658,672	-	12,348,594
Total operating expenses	2,095,280	1,687,998	2,509,008	973,105	7,265,391
Income (loss) from operations	$257,746	$201,298	$(936,667)	$(973,105)	$(1,450,728)

	Nine Months Ended September 30, 2020
	Retail & Appliances	Construction	Automotive Supplies	Corporate Services	Total
Revenue
Furniture and appliances	$4,327,294	$-	$-	$-	$4,327,294
Construction	-	-	-	-	-
Automotive supplies	-	-	-	-	-
Total Revenue	4,327,294	-	-	-	4,327,294

Total cost of sales	3,353,608	-	-	-	3,353,608
Total operating expenses	1,278,284	-	-	648,488	1,926,772
Loss from operations	$(304,598)	$-	$-	$(648,488)	$(953,086)

NOTE 4—CASH EQUIVALENTS AND INVESTMENTS

	September 30, 2021	December 31, 2020
Cash and cash equivalents
Operating accounts	$973,172	$976,538
Restricted accounts	-	403,811
Subtotal	$973,172	$1,380,349

Held to Maturity Investments
Restricted accounts - certificates of deposit (4 – 24-month maturities, FDIC insured)	$276,540	$276,270
Subtotal	$276,540	$276,270

TOTAL	$1,249,713	$1,656,619

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

The discontinued operations as of December 31, 2020 and for the nine months ended September 30, 2021 are comprised entirely of the business of Neese. The discontinued operations for the three and nine months ended September 30, 2020 are comprised of the businesses of Neese and Goedeker.

For comparability purposes, certain prior period line items relating to the assets held for sale have been reclassified and presented as discontinued operations for all periods presented in the accompanying consolidated statements of operations, consolidated statements of cash flows, and the consolidated balance sheets.

In accordance with ASC 205-20-S99, Allocation of Interest to Discontinued Operations, the Company elected to not allocate consolidated interest expense to discontinued operations where the debt is not directly attributable to or related to discontinued operations.

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

The following information presents the major classes of line items constituting the after-tax loss from discontinued operations in the consolidated statements of operations for the nine months ended September 30, 2021 and 2020 and for the three months ended September 30, 2020:

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020	Three Months Ended September 30, 2020
REVENUES
Services	$612,862	$1,853,721	$640,695
Sales of parts and equipment	324,189	2,053,964	1,448,917
Furniture and appliances	-	38,397,306	13,435,098
TOTAL REVENUE	937,051	42,304,991	15,524,710
OPERATING EXPENSES
Cost of sales	298,050	33,913,519	12,588,302
Personnel costs	485,774	5,780,986	2,571,387
Depreciation and amortization	360,746	1,213,102	405,499
Fuel	112,746	275,368	89,169
General and administrative	290,872	7,407,433	3,315,868
TOTAL OPERATING EXPENSES	1,548,188	48,590,408	18,970,226
LOSS FROM OPERATIONS	(611,137)	(6,285,417)	(3,445,516)
OTHER INCOME (EXPENSE)
Financing costs and loss on early extinguishment of debt	(320)	(2,646,757)	(508,943)
Gain on forgiveness of debt	380,247	-	(903,570)
Gain on sale of assets	548,723	54,748	16,981
Loss on acquisition receivable	-	(809,000)	-
Change in warrant liability	-	(2,127,656)	-
Interest expense	(78,308)	(913,028)	(235,927)
Other income (expense)	1,200	9,400	3,075
TOTAL OTHER INCOME (EXPENSE)	851,542	(6,432,293)	(1,628,384)
NET LOSS BEFORE INCOME TAXES	240,405	(12,717,710)	(5,073,900)
INCOME TAX BENEFIT	-	(2,309,929)	(873,176)
NET INCOME (LOSS) BEFORE NON-CONTROLLING INTERESTS	240,405	(10,407,780)	(4,200,724)
LESS NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	108,182	(3,260,361)	(1,669,777)
NET INCOME (LOSS) ATTRIBUTABLE TO SHAREHOLDERS	$132,223	$(7,147,420)	$(2,530,948)

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

The following information presents the major classes of line items constituting significant operating, investing and financing cash flow activities in the unaudited consolidated statements of cash flows relating to discontinued operations:

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities of discontinued operations:
Net Income (Loss)	$240,405	$(10,407,780)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities of discontinued operations:
Depreciation and amortization	360,746	1,213,357
Amortization of financing costs and warrant features	2,187	841,305
Stock compensation	-	281,194
Amortization of operating lease right-of-use assets	19,007	47,033
Gain on forgiveness of PPP loans	(380,247)	-
Loss on extinguishment of debt	-	1,699,463
Gain on sale of equipment	(548,723)	(54,748)
Change in fair value of warrant liability	-	2,127,656
Write-off of acquisition receivable	-	809,000
Changes in operating assets and liabilities:
Accounts receivable	10,698	637,776
Inventory	(161,286)	(2,239,997)
Prepaid expenses and other assets	49,222	(873,580)
Accounts payable and accrued expenses	118,980	2,656,694
Change in operating lease ROU assets	-	314,332
Operating lease liability	(19,007)	(361,365)
Vendor deposits	-	(252,688)
Deposits	-	12,925,530
Customer deposits	-	(1,962,129)
Accrued expense long-term	137,438	340,656
Net cash used in operating activities from discontinued operations	$(170,580)	$7,741,709

Cash flows from investing activities in discontinued operations:
Proceeds from sale of equipment	$675,000	$49,494
Purchase of equipment	(30,697)	(67,396)
Net cash provided by (used in) investing activities in discontinued operations	$644,303	$(17,902)

Cash flows from financing activities in discontinued operations:
Proceeds from initial public offering	-	8,602,166
Proceeds from note payable	$380,385	$1,612,297
Repayments of notes payable	(589,078)	(2,432,337)
Payments on convertible notes payable	-	(771,431)
Repayment of floor plan	-	(10,581)
Net borrowings from lines of credit	-	(1,339,430)
Financing fees	-	(219,110)
Repayment of financing lease	-	(634,458)
Net cash used in financing activities in discontinued operations	$(208,693)	$4,807,116

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

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

On August 4, 2020, Goedeker used a portion of the proceeds from its initial public offering (the “Goedeker IPO”) to repay the revolving note in full and the loan and security agreement was terminated. The total payoff amount was $118,194, consisting of principal of $32,350, interest of $42 and prepayment, legal, and other fees of $85,802.

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

If Neese sells property, plant, and equipment securing the loan, it must remit the appraised value of the equipment to Home State Bank. During the nine months ended September 30, 2021 and 2020, $400,000 and $145,690, respectively, was remitted to Home State Bank pursuant to this requirement.

Notes Payable and Warrant Liability

Arvest Loan

On August 25, 2020, Goedeker entered into a promissory note and security agreement with Arvest Bank for a loan in the principal amount of $3,500,000. As of October 23, 2020, the outstanding balance of this loan is $3,340,602, comprised of principal of $3,446,126, net of unamortized loan costs of $103,524.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

PPP Loan

On April 8, 2020, Goedeker received a $642,600 PPP loan from the SBA under the provisions of the CARES Act. The PPP loan had an 18-month term and bore interest at a rate of 1.0% per annum. Monthly principal and interest payments were deferred for six months after the date of disbursement. The PPP provides that the loan could be partially or wholly forgiven if the funds were used for certain qualifying expenses as described in the CARES Act. The balance of the PPP loan was $642,600 as of September 30, 2020 and was classified as a current liability. On November 2, 2020, Goedeker repaid the PPP loan.

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

Convertible Promissory Note

On April 5, 2019, the Company, Holdco and Goedeker entered into a securities purchase agreement with Leonite Capital LLC, a Delaware limited liability company, pursuant to which they issued to Leonite Capital LLC a secured convertible promissory note in the aggregate principal amount of $714,286 due April 5, 2020. See Note 12 for further details of the convertible promissory note.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

Financing Lease

The cash portion of the purchase price for the acquisition of Neese was financed under a capital lease transaction for Neese’s equipment with Utica Leaseco, LLC (“Utica”), pursuant to a master lease agreement, dated March 3, 2017, between Utica, as lessor, and 1847 Neese and Neese, as co-lessees (collectively, the “Lessee”), which was amended on June 14, 2017. Under the master lease agreement, as amended, Utica loaned an aggregate of $3,240,000 for certain of Neese’s equipment listed therein, which it leases to the Lessee. A portion of the proceeds from the term loan from Home State Bank were applied to reduce the balance of this lease to $475,000. The lease was payable in 46 payments of $12,882 beginning July 3, 2018 and an end-of-term buyout of $38,000.

On October 31, 2017, the parties entered into a second equipment schedule to the master lease agreement, pursuant to which Utica loaned an aggregate of $980,000 for certain of Neese’s equipment listed therein. The term of the second equipment schedule was 51 months and agreed monthly payments are $25,807.

On July 29, 2020, the Company paid $568,597 to repay this capital lease transaction with Utica in full.

NOTE 6—ACCOUNTS RECEIVABLES

At September 30, 2021 and December 31, 2020, receivables consisted of the following:

	September 30, 2021	December 31, 2020
Credit card payments in process of settlement	$137,489	$158,924
Trade receivables from customers	1,976,848	366,701
Total receivables	2,114,337	525,625
Allowance for doubtful accounts	-	-
Accounts receivable, net	$2,114,337	$525,625

NOTE 7—INVENTORIES

At September 30, 2021 and December 31, 2020, the inventory balances are composed of parts and components consisting of materials and parts used in construction and the appliances and automotive are finished goods for sale.

	September 30, 2021	December 31, 2020
Parts and components	$24,554	$6,308
Appliances	1,974,708	2,029,270
Automotive	2,317,488	-
Subtotal	4,316,750	2,035,578
Allowance for inventory obsolescence	(160,824)	(12,824)
Inventories, net	$4,155,926	$2,022,754

NOTE 8—PROPERTY AND EQUIPMENT

Property and equipment consist of the following at September 30, 2021 and December 31, 2020:

Classification	September 30, 2021	December 31, 2020
Buildings and improvements	$241,225	$42,601
Equipment and machinery	69,011	173,792
Trucks and other vehicles	365,552	213,850
Total	675,788	430,243
Less: Accumulated depreciation	(113,553)	(31,740)
Property and equipment, net	$562,235	$398,503

Depreciation expense for the nine months ended September 30, 2021 and 2020 was $85,005 and $16,183, respectively.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

NOTE 9—INTANGIBLE ASSETS

The following provides a breakdown of identifiable intangible assets as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Customer Relationships
Identifiable intangible assets	$3,422,000	$3,189,000
Accumulated amortization	(230,636)	(63,419)
Customer relationship identifiable intangible assets, net	3,191,364	3,125,581
Marketing Related
Identifiable intangible assets	1,833,000	841,000
Accumulated amortization	(314,250)	(81,114)
Marketing related identifiable intangible assets, net	1,518,750	759,886
Technology Related
Identifiable intangible assets	623,000	-
Accumulated amortization	(62,298)	-
Technology related identifiable intangible assets, net	560,702	-
Total Identifiable intangible assets, net	$5,270,816	$3,885,467

In connection with the acquisitions of Asien’s, Kyle’s and Wolo, the Company identified intangible assets of $1,009,000, $3,021,000 and $1,848,000, respectively, representing trade names, customer relationships and technology. These assets are being amortized on a straight-line basis over their weighted average estimated useful life of 10.3 years and amortization expense amounted to $462,651 and $46,736 for the nine months ended September 30, 2021 and 2020, respectively.

As of September 30, 2021, the estimated annual amortization expense for each of the next five fiscal years is as follows:

2021 (remainder)	$182,427
2022	729,708
2023	729,708
2024	729,678
2025	596,529
Thereafter	2,302,766
Total	$5,270,816

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

The table below shows analysis for the Asien’s Acquisition:

Purchase Consideration at fair value:
Common shares	$1,037,500
Notes payable	855,000
Cash paid to Seller (post closing)	233,000
Amount of consideration	$2,125,500

Assets acquired and liabilities assumed at fair value
Cash	$1,501,285
Accounts receivable	235,746
Inventories	1,457,489
Other current assets	41,427
Property and equipment	157,052
Customer related intangibles	462,000
Marketing related intangibles	547,000
Accounts payable and accrued expenses	(280,752)
Customer deposits	(2,405,703)
Notes payable	(509,272)
Other liabilities	(23,347)
Net assets acquired	$1,182,925

Total net assets acquired	$1,182,925
Consideration paid	2,125,500
Goodwill	$942,575

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

The table below shows an analysis for the Kyle’s Acquisition:

Purchase consideration at fair value:
Common shares	$3,675,000
Notes payable	498,979
Cash	4,389,792
Amount of consideration	$8,563,771

Assets acquired and liabilities assumed at fair value
Cash	$130,000
Accounts receivable	385,095
Costs in excess of billings	122,016
Other current assets	13,707
Property and equipment	200,737
Customer related intangibles	2,727,000
Marketing related intangibles	294,000
Accounts payable and accrued expenses	(263,597)
Billings in excess of costs	(43,428)
Other liabilities	(49,000)
Net tangible assets acquired	$3,516,530

Total net assets acquired	$3,516,530
Consideration paid	8,563,771
Goodwill	$5,047,241

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

The aggregate purchase price was $8,344,055, consisting of (i) $6,550,000 in cash, (ii) a 6% secured promissory note in the aggregate principal amount of $850,000 and (iii) cash paid to seller, net of working capital adjustment, of $944,055.

The provisional fair value of the purchase consideration issued to the Wolo Sellers was allocated to the net tangible assets acquired. The Company accounted for the Wolo Acquisition as the purchase of a business under GAAP under the acquisition method of accounting, and the assets and liabilities acquired were recorded as of the acquisition date, at their respective fair values and consolidated with those of the Company. The fair value of the net assets acquired was approximately $6,653,102. The excess of the aggregate fair value of the net tangible assets has been allocated to goodwill.

The Company is currently in the process of completing the preliminary purchase price allocation as an acquisition of certain assets. The final purchase price allocation for Wolo will be included in the Company’s financial statements in future periods.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

The table below shows a preliminary analysis for the Wolo Acquisition:

Purchase consideration at preliminary fair value:
Notes payable	$850,000
Cash	6,550,000
Net cash paid to Seller (post closing)	944,055
Amount of consideration	$8,344,055

Assets acquired and liabilities assumed at preliminary fair value
Cash	$1,171,654
Accounts receivable	1,860,107
Inventory	1,991,629
Customer related intangibles	233,000
Marketing related intangibles	992,000
Technology related intangibles	623,000
Other current assets	218,154
Deferred tax liability	(325,000)
Accounts payable and accrued expenses	(111,442)
Net tangible assets acquired	$6,653,102

Total net assets acquired	$8,344,055
Consideration paid	6,653,102
Preliminary Goodwill	$1,690,953

Proforma

The following unaudited proforma results of operations are presented for information purposes only. The unaudited proforma results of operations are not intended to present actual results that would have been attained had the Asien’s Acquisition, the Kyle’s Acquisition and the Wolo Acquisition been completed as of January 1, 2020 or to project potential operating results as of any future date or for any future periods. The revenue and net loss before non-controlling interest of Asien’s from May 29, 2020 through September 30, 2020 included in the consolidated income statement amounted to approximately $4,327,294 and $496,859, respectively. The revenue and net loss before non-controlling interest of Wolo from April 1, 2021 through September 30, 2021 included in the consolidated income statement amounted to approximately $4,072,303 and $1,363,331, respectively. The unaudited proforma results of operations also removes the effect of Goedeker and Neese as if they had been disposed of on January 1, 2020.

	Nine Months Ended September 30,
	2021	2020
Revenues, net	$20,521,944	$17,163,879
Net income (loss)	$(1,794,399)	$(671,350)
Basic earnings (loss) per share	$(0.38)	$(0.16)
Diluted earnings (loss) per share	$(0.38)	$(0.16)

Basic Number of Shares (*)	4,718,671	4,309,526
Diluted Number of Shares (*)	4,718,671	4,309,526

* shares assuming as if issued as of January 1.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

NOTE 11—NOTES PAYABLE

1847 Asien/Asien’s

Arvest Bank

On July 10, 2020, Asien’s entered into a promissory note and security agreement with Arvest Bank for a revolving loan for up to $400,000. The loan matures on July 10, 2021 and bears interest at 5.25% per annum, subject to change in accordance with the Variable Rate (as defined in the promissory note and security agreement), the calculation for which is the U.S. Prime Rate plus 2%. Pursuant to the terms of the promissory note and security agreement, Asien’s is required to make monthly payments beginning on August 10, 2020 and until the maturity date, at which time all unpaid principal and interest will be due. Asien’s may prepay the loan in full or in part at any time without penalty. The promissory note and security agreement contains customary representations, warranties, affirmative and negative covenants and events of default for a loan of this type. The loan is secured by Asien’s inventory and equipment, accounts and other rights of payments, and general intangibles, as such terms are defined in the Uniform Commercial Code. The remaining principal balance of the note at December 31, 2020 is $301,081 and it has accrued interest of $995. The remaining principal balance of the note at September 30, 2021 is $300,000 and it has accrued interest of $2,564. On October 8, 2021, the revolving loan was paid off and terminated for $301,240 (See note 18).

8% Subordinated Amortizing Promissory Note

A portion of the purchase price for acquisition of Asien’s on May 28, 2020 was paid by the issuance of an 8% subordinated amortizing promissory note in the principal amount of $200,000 by 1847 Asien to the Asien’s Seller. Interest on the outstanding principal amount were payable quarterly at the rate of eight percent (8%) per annum. The outstanding principal amount of the note amortized on a one-year straight-line basis in accordance with a specified amortization schedule, with all unpaid principal and accrued, but unpaid interest being fully due and payable on May 28, 2021.  As of December 31, 2020, the remaining principal balance of the note was $101,980 and it had accrued interest of $1,095. The note and accrued interest were repaid in May 2021.

6% Amortizing Promissory Note

On July 29, 2020, 1847 Asien entered into a securities purchase agreement with the Asien’s Seller, pursuant to which the Asien’s Seller sold to 415,000 of the Company’s common shares to 1847 Asien a purchase price of $2.50 per share. As consideration, 1847 Asien issued to the Asien’s Seller a two-year 6% amortizing promissory note in the aggregate principal amount of $1,037,500. One-half (50%) of the outstanding principal amount of the note ($518,750) and all accrued interest thereon, will be amortized on a two-year straight-line basis and is payable quarterly. The second-half (50%) of the outstanding principal amount of the note ($518,750) with all accrued, but unpaid interest thereon, is due on the second anniversary of the note. The note is unsecured and contains customary events of default. The remaining principal balance of the note at December 31, 2020 is $785,846 and it has accrued interest of $17,752. The remaining principal balance of the note at September 30, 2021 is $785,846 and it has accrued interest of $17,752. On October 8, 2021, this note was amended and $138,593 payment reduced the principal balance to $647,253 (see Note 18).

Demand Promissory Note

A portion of the purchase price for acquisition of Asien’s on May 28, 2020 was paid by the issuance of demand promissory note in the principal amount of $655,000 by 1847 Asien to the Asien’s Seller. The note accrued interest at a rate of one percent (1%) computed on the basis of a 360-day year. Principal and accrued interest on the note was payable 24 hours after written demand by the Asien’s Seller. The note was repaid in June 2020.

Inventory Financing Agreement

On September 25, 2020, Asien’s entered into an inventory financing agreement with Wells Fargo Commercial Distribution Finance, LLC (“Wells Fargo”), pursuant to which Wells Fargo may extend credit to Asien’s from time to time to enable it to purchase inventory from Wells Fargo-approved vendors. The term of the agreement is one year, and from year to year thereafter, unless sooner terminated by either party upon 30 days written notice to the other party. The inventory financing agreement contains customary representations, warranties, affirmative and negative covenants and events of default for a loan of this type. The agreement is secured by all assets of Asien’s and is guaranteed by 1847 Asien and the Company. As of September 30, 2021, Asien’s has not borrowed any funds under this agreement.

4.5% Unsecured Promissory Note

On October 30, 2017, Asien’s entered into a stock repurchase agreement with Paul A. Gwilliam and Terri L. Gwilliam, co-trustees of the Gwilliam Family Trust, pursuant to which Asien’s issued an unsecured promissory note in the aggregate principal amount of $540,000 for a term of 5 years. The note bore interest at the rate of the 4.25% per annum. The remaining principal balance of the note at December 31, 2020 is $41,675. The note and accrued interest were repaid in July 2021.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

Loans on Vehicles

Asien’s has entered into six retail installment sale contracts pursuant to which Asien’s agreed to finance its delivery trucks at rates ranging 3.74% to 6.99% with an aggregate remaining principal amount of $114,845 as of September 30, 2021.

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

The vested principal of the note due at the maturity date shall be calculated each year based on the average annual consolidated EBITDA (as defined in the note) of 1847 Cabinet for each of the years ended December 31, 2020, 2021 and 2022. The EBITDA for each year shall be divided by $1.4 million multiplied by 100 to obtain the vested percentage. The vested principal for each year shall be equal to the vested percentage for that year multiplied by $350,000. To the extent that the vested percentage for the subject year is less than 80%, no portion of the note for that year shall vest. To the extent that the vested percentage for the subject year is equal to or greater than 120%, the vested principal shall be equal to $420,000 for that year and no more. For the year ended December 31, 2020, EBITDA of 1847 Cabinet was approximately $1,531,000, resulting in a vested amount of approximately $415,000. As of September 30, 2021, the outstanding balance of this note is $498,979.

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

Intercompany Secured Promissory Note

In connection with the acquisition of Kyle’s, the Company provided 1847 Cabinet with the funds necessary to pay the cash portion of the purchase price and cover acquisition expenses. In connection therewith, on September 30, 2020, 1847 Cabinet issued a secured promissory note to the Company in the principal amount of $4,525,000, which was amended and restated on December 11, 2020. Pursuant to such amendment and restatement, if and to the extent any amounts are owing under the units described under Note 15 below, due to a default or redemption, in addition to payment obligations due under the note, 1847 Cabinet is required to immediately make payments to the Company so that it may make any required payments in compliance with the terms of the units. The note bears interest at the rate of 16% per annum. The interest is cumulative, and any unpaid accrued interest will compound on each anniversary date of the note. Interest is due and payable in arrears on January 15, April 15, July 15 and October 15 commencing January 15, 2021. In the event payment of principal or interest due under the note is not made when due, giving effect to any grace period which may be applicable, or in the event of any other default (as defined in the note), the outstanding principal balance shall from the date of default immediately bear interest at the rate of 5% above the then applicable interest rate for so long as such default continues. The Company may demand payment in full of the note at any time, even if 1847 Cabinet has complied with all of the terms of the note; and the note shall be due in full, without demand, upon a third-party sale of all or substantially all the assets and business of 1847 Cabinet or a third-party sale or other disposition of any capital stock of 1847 Cabinet. 1847 Cabinet may prepay the note at any time without penalty. The note contains customary events of default, is guaranteed by Kyle’s and is secured by all of the assets of 1847 Cabinet and Kyle’s. The remaining principal balance of the note at September 30, 2021 is $4,885,129 and it has accrued interest of $194,380. This note was amended on October 8, 2021 (see Note 18).

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

Loans on Vehicles

Kyle’s has entered into two retail installment sale contracts pursuant to which it agreed to finance its delivery trucks at rates ranging 5.90% to 6.54% with an aggregate remaining principal amount of $67,465 as of September 30, 2021.

1847 Wolo/Wolo

6% Secured Promissory Note

As noted above, a portion of the purchase price for the acquisition of Wolo on March 30, 2021 was paid by the issuance of a 6% secured promissory note in the principal amount of $850,000 by 1847 Wolo to the Wolo Sellers. Interest on the outstanding principal amount will be payable quarterly at the rate of six percent (6%) per annum. The note matures on the 39-month anniversary following the closing of the acquisition, at which time the outstanding principal amount of the note, along with all accrued, but unpaid interest, shall be paid in one lump sum. 1847 Wolo has the right to prepay all or any portion of the note at any time prior to the maturity date without premium or penalty of any kind. The note contains customary events of default and is secured by all of the assets of Wolo; provided that the rights of the Wolo Sellers under the note are subordinate to the rights of Sterling National Bank under the credit agreement described below. The remaining principal balance of the note at September 30, 2021 is $850,000 and it has accrued interest of $12,750. On October 8, 2021, the promissory note was repaid in full (See note 18).

Credit Agreement and Notes

On March 30, 2021, 1847 Wolo and Wolo entered into a credit agreement with Sterling National Bank (“Sterling”) for (i) revolving loans in an aggregate principal amount that will not exceed the lesser of the borrowing base (as defined below) or $1,000,000 and (ii) a term loan in the principal amount of $3,550,000. The revolving loan is evidenced by a revolving credit note and the term loan is evidenced by a $3,550,000 term note. The remaining principal balance of the revolving credit note at September 30, 2021 is $996,309 and it has accrued interest of $3,529. The remaining principal balance of the term note at September 30, 2021 is $3,193,558, comprised of principal of $3,331,250, net of debt discount of $137,692, and it has accrued interest of $17,350. On October 8, 2021, the revolving loan and the term loan were repaid in full (See note 18).

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

SEPTEMBER 30, 2021

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

SEPTEMBER 30, 2021

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

Supplemental balance sheet information related to leases was as follows:

September 30, 2021
Operating lease right-of-use lease asset	$735,074
Accumulated amortization	(68,164)
Net balance	$666,910

Lease liability, current portion	112,120
Lease liability, long term	558,181
Total operating lease liabilities	$670,301

Weighted Average Remaining Lease Term - operating leases	55 months

Weighted Average Discount Rate - operating leases	5.5%

Future minimum lease payments under this operating lease as of September 30, 2021 were as follows:

2021 (remainder of year)	$48,314
2022	167,973
2023	171,282
2024	175,529
2025	148,416
2026	52,558
Total lease payments	764,072
Less imputed interest	(93,771)
Maturities of lease liabilities	$670,301

Asien’s

Asien’s has an office and showroom space that has been leased on a month-by-month basis for $11,665 per month.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

Wolo

On October 4, 1978, Wolo Mfg entered into a lease agreement with PKL Realty LLC (formerly P.K.L. Realty Corp). This lease agreement has been amended numerous times. Pursuant to the latest amendment entered into in July 2020, the lease expires on July 31, 2022. The lease agreement contains customary events of default representations, warranties and covenants.

September 30, 2021
Operating lease right-of-use lease asset	$153,663
Accumulated amortization	87,393
Net balance	$66,270

Lease liability, current portion	67,111
Lease liability, long term	-
Total operating lease liabilities	$67,111

Weighted Average Remaining Lease Term - operating leases	10 months

Weighted Average Discount Rate - operating leases	6.0%

Future minimum lease payments under this operating lease as of September 30, 2021 were as follows:

2021 (remainder of year)	$20,691
2022	48,279
Total lease payments	68,970
Less imputed interest	(1,859)
Maturities of lease liabilities	$67,111

NOTE 14—RELATED PARTIES

Management Services Agreement

On April 15, 2013, the Company and 1847 Partners LLC (the “Manager”) entered into a management services agreement, pursuant to which the Company is required to pay the Manager a quarterly management fee equal to 0.5% of its adjusted net assets for services performed (the “Parent Management Fee”). The amount of the Parent Management Fee with respect to any fiscal quarter is (i) reduced by the aggregate amount of any management fees received by the Manager under any offsetting management services agreements with respect to such fiscal quarter, (ii) reduced (or increased) by the amount of any over-paid (or under-paid) Parent Management Fees received by (or owed to) the Manager as of the end of such fiscal quarter, and (iii) increased by the amount of any outstanding accrued and unpaid Parent Management Fees. The Company expensed $0 in Parent Management Fees for the nine months ended September 30, 2021 and 2020.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

Offsetting Management Services Agreements

1847 Neese entered into an offsetting management services agreement with the Manager on March 3, 2017, which is included in discontinued operations, Goedeker entered into an offsetting management services agreement with the Manager on April 5, 2019, which is included in discontinued operations, 1847 Asien entered into an offsetting management services agreement with the Manager on May 28, 2020, 1847 Cabinet entered into an offsetting management services agreement with the Manager on August 21, 2020 and 1847 Wolo entered into an offsetting management services agreement with the Manager on March 30, 2021. Pursuant to the offsetting management services agreements, 1847 Neese appointed the Manager to provide certain services to it for a quarterly management fee equal to $62,500, Goedeker appointed the Manager to provide certain services to it for a quarterly management fee equal to $62,500, 1847 Asien appointed the Manager to provide certain services to it for a quarterly management fee equal to the greater of $75,000 or 2% of adjusted net assets (as defined in the management services agreement), 1847 Cabinet appointed the Manager to provide certain services to it for a quarterly management fee equal to the greater of $75,000 or 2% of adjusted net assets (as defined in the management services agreement) and 1847 Wolo appointed the Manager to provide certain services to it for a quarterly management fee equal to the greater of $75,000 or 2% of adjusted net assets (as defined in the management services agreement); provided, however, in each case that (i) pro rated payments shall be made in the first quarter and the last quarter of the term, (ii) if the aggregate amount of management fees paid or to be paid by such subsidiaries, together with all other management fees paid or to be paid by all other subsidiaries of the Company to the Manager, in each case, with respect to any fiscal year exceeds, or is expected to exceed, 9.5% of the Company’s gross income with respect to such fiscal year, then the management fee to be paid by such subsidiaries for any remaining fiscal quarters in such fiscal year shall be reduced, on a pro rata basis determined by reference to the management fees to be paid to the Manager by all of the subsidiaries of the Company, until the aggregate amount of the management fee paid or to be paid by such subsidiaries, together with all other management fees paid or to be paid by all other subsidiaries of the Company to the Manager, in each case, with respect to such fiscal year, does not exceed 9.5% of the Company’s gross income with respect to such fiscal year, and (iii) if the aggregate amount the management fee paid or to be paid by such subsidiaries, together with all other management fees paid or to be paid by all other subsidiaries of the Company to the Manager, in each case, with respect to any fiscal quarter exceeds, or is expected to exceed, the Parent Management Fee with respect to such fiscal quarter, then the management fee to be paid by such subsidiaries for such fiscal quarter shall be reduced, on a pro rata basis, until the aggregate amount of the management fee paid or to be paid such subsidiaries, together with all other management fees paid or to be paid by all other subsidiaries of the Company to the Manager, in each case, with respect to such fiscal quarter, does not exceed the Parent Management Fee calculated and payable with respect to such fiscal quarter. The 1847 Cabinet offsetting management services agreement was amended on October 8, 2021 (see Note 18).

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

1847 Asien, 1847 Cabinet and 1847 Wolo expensed $225,000, $225,000 and $260,833, respectively, in management fees for the nine months ended September 30, 2021. In conjunction with the acquisition of Wolo, the Manager received a fee of $110,000. 1847 Asien expensed $103,022 in management fees for the period from May 29, 2020 to September 30, 2020.

On a consolidated basis, the Company expensed total management fees of $710,833 and $103,022 for the nine months ended September 30, 2021 and 2020, respectively.

Advances

From time to time, the Company has received advances from its chief executive officer to meet short-term working capital needs. As of September 30, 2021 and December 31, 2020, a total of $118,834 in advances from related parties are outstanding. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

As of September 30, 2021 and December 31, 2020, the Manager has funded the Company $74,928 and $71,358 in related party advances, respectively. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

Grid Promissory Note

On January 3, 2018, the Company issued a grid promissory note to the Manager in the initial principal amount of $50,000. The note provided that the Company could request additional advances from the Manager up to an aggregate additional amount of $150,000. On December 7, 2020, parties amended and restated the note for a new principal amount of $56,900 and maturity date of December 7, 2021. Interest on the note accrues on the unpaid portion of the principal amount and the outstanding portion of all advances at a fixed rate of 8% per annum. In the event that the Company completes a financing that includes an uplisting of the Company’s common shares to a national exchange, then the Company must, contemporaneously with the closing of such financing transaction, repay the entire outstanding principal, outstanding advances, and accrued and unpaid interest on the note. The note is unsecured and contains customary events of default. As of September 30, 2021 and December 31, 2020, the Manager has advanced $56,900 of the note and the Company has accrued interest of $28,611 and $25,159, respectively. On October 8, 2021, the loan was repaid in full and the grid note was terminated (see Note 18).

Building Lease

On September 1, 2020, Kyle’s entered into an industrial lease agreement with the Kyle’s Sellers, who are officers of Kyle’s and principal shareholders of the Company. See Note 13 for details regarding this lease.

NOTE 15—SHAREHOLDERS’ EQUITY (DEFICIT)

Allocation Shares

As of September 30, 2021 and December 31, 2020, the Company had authorized and outstanding 1,000 allocation shares. These allocation shares do not entitle the holder thereof to vote on any matter relating to the Company other than in connection with amendments to the Company’s operating agreement and in connection with certain other corporate transactions as specified in the operating agreement.

The Manager owns 100% of the allocation shares of the Company which represent the original equity interest in the Company. As a holder of the allocation shares, the Manager is entitled to receive a 20% profit allocation as a form of preferred distribution, pursuant to a profit allocation formula upon the occurrence of certain events. Generally, the distribution of the profit allocation is paid upon the occurrence of the sale of a material amount of capital stock or assets of one of the Company’s businesses, including if the Company distributes its equity ownership in a subsidiary to the Company’s shareholders in a spin-off or similar transaction (a “Sale Event”), or, at the option of the Manager, at the five-year anniversary date of the acquisition of one of the Company’s businesses (a “Holding Event”). The Company records distributions of the profit allocation to the holders upon occurrence of a Sale Event or Holding Event as dividends declared on allocation interests to stockholders’ equity when they are approved by the Company’s board of directors.

The 1,000 allocation shares are issued and outstanding and held by the Manager, which is controlled by Mr. Roberts, the Company’s chief executive officer and a principal shareholder.

Series A Senior Convertible Preferred Shares

On September 30, 2020, the Company executed a share designation, which was amended on November 20, 2020, March 26, 2021 and September 29, 2021, to designate 4,450,460 of its shares as series A senior convertible preferred shares. On October 12, 2021, the Company redeemed 2,632,278 series A senior convertible preferred shares (See Note 18).

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

Liquidation. Subject to the rights of the Company’s creditors and the holders of any senior securities or parity securities (in each case, as defined in the share designation), upon any liquidation of the Company or its subsidiaries, before any payment or distribution of the assets of the Company (whether capital or surplus) shall be made to or set apart for the holders of securities that are junior to the series A senior convertible preferred shares as to the distribution of assets on any liquidation of the Company, each holder of outstanding series A senior convertible preferred shares shall be entitled to receive an amount of cash equal to 115% of the stated value plus an amount of cash equal to all accumulated accrued and unpaid dividends thereon (whether or not declared) to, but not including the date of final distribution to such holders. If, upon any liquidation of the Company, the assets of the Company, or proceeds thereof, distributable among the holders of the series A senior convertible preferred shares shall be insufficient to pay in full the preferential amount payable to the holders of the series A senior convertible preferred shares and liquidating payments on any other shares of any class or series of parity securities as to the distribution of assets on any liquidation of the Company, then such assets, or the proceeds thereof, shall be distributed among the holders of series A senior convertible preferred shares and any such other parity securities ratably in accordance with the respective amounts that would be payable on such series A senior convertible preferred shares and any such other parity securities if all amounts payable thereon were paid in full.

Voting Rights. The series A senior convertible preferred shares do not have any voting rights; provided that, so long as any series A senior convertible preferred shares are outstanding, the affirmative vote of holders of a majority of series A senior convertible preferred shares, which majority must include Leonite so long as Leonite holds any series A senior convertible preferred shares (the “Requisite Holders”), voting as a separate class, shall be necessary for approving, effecting or validating any amendment, alteration or repeal of any of the provisions of the share designation. In addition, so long as any series A senior convertible preferred shares are outstanding, the affirmative vote of the Requisite Holders shall be required prior to the Company’s (or Kyle’s or Wolo’s) creation or issuance of (i) any parity securities; (ii) any senior securities; and (iii) any new indebtedness other than (A) intercompany indebtedness by Kyle’s or Wolo in favor of the Company, (B) indebtedness incurred in favor of the sellers of Kyle’s or Wolo in connection with the acquisition of Kyle’s or Wolo, or (C) indebtedness (or the refinancing of such indebtedness) the proceeds of which are used to complete the acquisition of Kyle’s or Wolo related expenses or working capital to operate the business of Kyle’s or Wolo. Notwithstanding the foregoing, this shall not apply to any financing transaction the use of proceeds of which the Company will use to redeem the series A senior convertible preferred shares and the warrants issued in connection therewith.

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

Redemption. The Company may redeem in whole, or upon the written consent of the Requisite Holders and in the manner provided for in such written consent, in part, the series A senior convertible preferred shares by paying in cash therefore a sum equal to 115% of the stated value plus the amount of accrued and unpaid plus any other amounts due pursuant to the terms of the series A senior convertible preferred shares.

Adjustments. The share designation contains standard adjustments to the conversion price in the event of any share splits, share combinations, share reclassifications, dividends paid in common shares, sales of substantially all of the Company’s assets, mergers, consolidations or similar transactions. In addition, the share designation provides that if, but only if, the Requisite Holders provide the Company with at least ten (10) business day’s prior written notice, then, from and after the date of such notice, the stated dividend rate, the stated value and the conversion price shall automatically adjust as follows:

●	On the first day of the 12th month following the issuance date of any series A senior convertible preferred shares, the stated dividend rate shall increase by five percent (5.0%) per annum and the conversion price shall adjust to the lower of the (i) initial conversion price and (ii) the price equal to the lowest VWAP of the ten (10) trading days immediately preceding such date.

●	On the first day of the 24th month following the issuance date of any series A senior convertible preferred shares, the stated dividend rate shall increase by an additional five percent (5.0%) per annum, the stated value shall increase by ten percent (10%) and the conversion price shall automatically adjust to the lower of the (i) initial conversion price and (ii) the price equal to the lowest VWAP of the ten (10) trading days immediately preceding such date.

●	On the first day of the 36th month following the issuance date of any series A senior convertible preferred shares, the stated dividend rate shall increase by an additional five percent (5.0%) per annum, the stated value shall increase by ten percent (10%) and the conversion price shall automatically adjust to the lower of the (i) initial conversion price and (ii) the price equal to the lowest VWAP of the ten (10) trading days immediately preceding the third adjustment date.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

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

In the nine months ended September 30, 2021, the Company accrued dividends attributable to the series A senior convertible preferred shares in the amount of $314,093 and paid the prior period accrued dividends of $676,339.

Common Shares

The Company is authorized to issue 500,000,000 common shares as of September 30, 2021 and December 31, 2020. As of September 30, 2021 and December 31, 2020, the Company had 4,842,851 and 4,444,013 common shares issued and outstanding, respectively. The common shares entitle the holder thereof to one vote per share on all matters coming before the shareholders of the Company for a vote.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

Warrants

	Number of Common Stock Warrants	Weighted average exercise price	Weighted average life (years)	Intrinsic value of Warrants
Outstanding, January 1, 2021	2,632,278	$2.50	2.76	$-
Granted	1,818,182	2.50	3.00	-
Exercised	-	-	-	-
Canceled	-	-	-	-
Outstanding, September 30, 2021	4,450,460	$2.50	2.21	$-
Exercisable, September 30, 2021	4,450,460	$2.50	2.21	$-

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

NOTE 16—COMMITMENTS AND CONTINGENCIES

The Company has entered into three financing lease agreements for expansion equipment at Kyle’s. The equipment is in production and expected to be installed in November 2021. These agreements have terms of six years beginning at the time of installation.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

Future minimum lease payments under the leases as of September 30, 2021 are as follows:

2021 (remainder of year)	$11,962
2022	143,541
2023	143,541
2024	143,541
2025	143,541
2026	143,541
2027	134,409
Total lease payments	$864,076

An office space has been leased on a month-by-month basis.

The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 17—SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the nine months ended September 30, 2021 and 2020 were as follows:

	Nine Months Ended September 30,
	2021	2020
Interest paid	$139,016	$-
Income tax paid	$-	$-
Business combinations:
Current assets
Current Assets	$5,201,957	$1,734,663
Intangible assets	1,848,000	-
Deferred tax liability	-	157,052
Preliminary goodwill	1,690,915	1,720,726
Deferred tax liability	(325,000)	-
Assumed liabilities	(111,442)	(3,195,726)
Cash acquired in acquisitions, net of working capital adjustment	$1,174,654	$1,268,285
Financing:
Due to seller (net cash paid to seller after closing)	$944,055	$233,000
Note payable seller	$850,000	$855,000
Common Shares
Deemed Dividend related to issuance of Preferred stock	$1,527,086	$-
Additional Paid-in Capital – common shares and warrants issued	$757,772	$-
Common stock	$-	$415
Additional Paid in Capital	$-	$829,585
Operating lease, ROU assets and liabilities	$466,294	$-

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

NOTE 18—SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2021 to the date these financial statements were issued, and has determined that, except as set forth below, it does not have any material subsequent events to disclose in these financial statements.

Completion of Acquisition

On September 23, 2021, 1847 Cabinet entered into a securities purchase agreement with High Mountain Door & Trim Inc., a Nevada corporation (“High Mountain”), Sierra Homes, LLC, a Nevada limited liability company (“Sierra Homes”), and Steven J. Parkey and Jose D. Garcia-Rendon (together, the “H&S Sellers”), pursuant to which 1847 Cabinet agreed to acquire all of the issued and outstanding capital stock or other equity securities of High Mountain and Sierra Homes from the H&S Sellers.

On October 6, 2021, 1847 Cabinet, High Mountain, Sierra Homes and the H&S Sellers entered into amendment No. 1 to securities purchase agreement to amend certain terms of the securities purchase agreement. On October 8, 2021, closing of the acquisition was completed.

Pursuant to the terms of the securities purchase agreement, as amended, 1847 Cabinet acquired all of the issued and outstanding capital stock or other equity securities of High Mountain and Sierra Homes from the H&S Sellers for an aggregate purchase price of $16,567,845, after certain adjustments made at closing and subject to additional post-closing adjustments as described below. The purchase price consists of (i) $10,687,500 in cash and (ii) the issuance by 1847 Cabinet of 6% subordinated convertible promissory notes in the aggregate principal amount of $5,880,345.

The purchase price is subject to a post-closing working capital adjustment provision. Under this provision, the H&S Sellers delivered to 1847 Cabinet at the closing an unaudited balance sheet of High Mountain and Sierra Homes and a calculation of estimated net working capital of High Mountain and Sierra Homes as of that date. On or before the 75th day following the closing, 1847 Cabinet must deliver to the H&S Sellers an unaudited balance sheet of High Mountain and Sierra Homes and its calculation of the final net working capital of High Mountain and Sierra Homes as of the closing date. If such final net working capital exceeds the estimated net working capital, 1847 Cabinet must, within seven days, pay to the H&S Sellers an amount of cash that is equal to such excess. If the estimated net working capital exceeds the final net working capital, the H&S Sellers must, within seven days, pay to 1847 Cabinet an amount in cash equal to such excess.

6% Subordinated Convertible Promissory Notes

As noted above, a portion of the purchase price for the acquisition of High Mountain and Sierra Homes was paid by the issuance of 6% subordinated convertible promissory notes in the aggregate principal amount of $5,880,345 by 1847 Cabinet to the H&S Sellers. The notes bear interest at a rate of six percent (6%) per annum and are due and payable on October 8, 2024; provided that upon an event of default (as defined in the notes), such interest rate shall increase to ten percent (10%) per annum. 1847 Cabinet may prepay the notes in whole or in part, without penalty or premium, upon ten (10) business days prior written notice to the holders of the notes.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

At any time prior to October 8, 2022, the holders may, in their sole discretion, elect to convert up to twenty percent (20%) of the original principal amount of the notes and all accrued, but unpaid, interest into such number of shares of the common stock of 1847 Cabinet determined by dividing the amount to be converted by a conversion price determined by dividing (i) the fair market value of 1847 Cabinet (determined in accordance with the notes) by (ii) the number of shares of 1847 Cabinet outstanding on a fully diluted basis. The holders may also exchange the notes or any portion thereof for securities of the Company pursuant to the exchange agreement described below.

Pursuant to the terms of the notes, 1847 Cabinet must provide at least thirty (30) days prior notice prior to the consummation of a corporate transaction (as defined in the notes), which generally includes (i) the sale of all or substantially all of the assets of 1847 Cabinet, High Mountain and Sierra Homes, (ii) the merger, consolidation or any other reorganization of any of these companies, other than a reorganization where the holders of the voting securities of such companies prior to such reorganization continue to hold a majority of the outstanding voting securities after such reorganization; or (iii) any transfer (whether by sale, merger, consolidation or otherwise) of more that fifty percent (50%) of the outstanding voting securities of any of these companies. In the event of such corporate transaction, the H&S Sellers may exercise their right to convert a portion of the outstanding principal balance and accrued but unpaid interest into 1847 Cabinet’s common stock, exercise their right to exchange all or any portion of the outstanding principal balance and accrued but unpaid interest pursuant to the exchange agreement, and/or accelerate the maturity date such that the outstanding principal balance together with all accrued but unpaid interest and all other amounts payable under the notes (less any amounts to be converted or exchanged, if applicable) shall become due and payable in full upon the consummation of the corporate transaction.

The notes contain customary events of default, including in the event of a default under the secured convertible promissory notes described below. The rights of the holders to receive payments under the notes are subordinated to the rights of the purchasers under secured convertible promissory notes described below.

Exchange Agreement

On October 8, 2021, the Company entered into an exchange agreement with the H&S Sellers, pursuant to which the Company granted the H&S Sellers and their permitted assigns the right, but not the obligation, to exchange all of the principal amount and accrued but unpaid interest under the 6% subordinated convertible promissory notes as may be the outstanding from time to time or any portion thereof for a number of common shares of the Company to be determined by dividing the amount to be converted by an exchange price equal to the higher of (i) the 30-day volume weighted average price for the common shares on the primary national securities exchange or over the counter market on which the common shares are traded over the thirty (30) trading days immediately prior to the applicable exchange date or (ii) $2.50 (subject to equitable adjustments for stock splits, stock combinations, recapitalizations and similar transactions).

Amended and Restated Offsetting Management Services Agreement

On October 8, 2021, 1847 Cabinet and the Manager entered into an amended and restated offsetting management services agreement to amend certain terms of the offsetting management services agreement described in Note 14 above. Pursuant to the amended and restated offsetting management services, the quarterly management fee was increased to $125,000 or 2% of adjusted net assets. The amended and restated offsetting management services also revised the provision regarding removal of the Manager to provide that the Manager may be removed by 1847 Cabinet if: (i) a majority of 1847 Cabinet’s board of directors vote to terminate the amended and restated offsetting management services and the holders of at least a majority of the then outstanding voting stock (other than voting stock beneficially owned by the Manager) vote to terminate the amended and restated offsetting management services; (ii) neither Ellery W. Roberts nor his designated successor, heirs, beneficiaries or permitted assigns control the Manager, and such change occurred without the prior written consent of 1847 Cabinet’s board of directors; (iii) there is a finding by a court of competent jurisdiction in a final, non-appealable order that the Manager materially breached the terms of the amended and restated offsetting management services and such breach continued unremedied for sixty (60) days after the Manager received written notice from 1847 Cabinet setting forth the terms of such breach, or the Manager acted with gross negligence, willful misconduct, bad faith or reckless disregard in performing its duties and obligations under amended and restated offsetting management services or engaged in fraudulent or dishonest acts in connection with the business and operations of 1847 Cabinet; (iv) the Manager has been convicted of a felony under Federal or State law, 1847 Cabinet’s board of directors finds that the Manager is demonstrably and materially incapable of performing its duties and obligations under the amended and restated offsetting management services, and the holders of at least sixty-six and two-thirds percentage (66 ⅔%) of then outstanding voting stock (other than voting stock beneficially owned by the Manager) vote to terminate the amended and restated offsetting management services; or (v) there is a finding by a court of competent jurisdiction that the Manager has engaged in fraudulent or dishonest acts in connection with the business or operations of 1847 Cabinet or acted with gross negligence, willful misconduct, bad faith or reckless disregard in performing its duties and obligations under the amended and restated offsetting management services, and the holders of at least sixty-six and two-thirds percentage (66 ⅔%) of the then outstanding voting stock (other than voting stock beneficially owned by the Manager) vote to terminate the amended and restated offsetting management services.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

Finally, the amended and restated offsetting management services also revised the termination provision to provide that if there is a termination under section (i) of the preceding paragraph, then 1847 Cabinet must pay a termination fee to the Manager that is equal to three times (3x) the then current maximum annual management fee payable to the Manager, which shall be payable in eight (8) equal quarterly installments.

Second Amended and Restated Intercompany Secured Promissory Note

On October 8, 2021, the Company, 1847 Cabinet, Kyle’s, High Mountain and Sierra Homes entered into a second amended and restated subordinated secured promissory note in the principal amount of up to $15,955,325 to amend and restate the terms of the secured promissory note described under Note 11 above.

The note bears interest at the rate of 16% per annum. Interest on the note is cumulative and any unpaid accrued interest will compound on each anniversary date of the note. Interest is due and payable in arrears to the Company on December 1, March 1, June 1 and October 1, commencing on December 1, 2021. In the event payment of principal or interest due under the note is not made when due, giving effect to any grace period which may be applicable, or in the event of any other default (as defined in the note), the outstanding principal balance shall from the date of default immediately bear interest at the rate of 5% above the then applicable interest rate for so long as such default continues.

The Company may demand payment in full of the note at any time, even if 1847 Cabinet has complied with all of the terms of the note, and the note shall be due in full, without demand, upon the third party sale of all or substantially all the assets and business of 1847 Cabinet or the third party sale or other disposition of any capital stock of 1847 Cabinet. 1847 Cabinet may prepay the note at any time without penalty.

If and to the extent any amounts are owing under the secured convertible promissory notes described below due to a default thereunder, in addition to payment obligations due under the note, 1847 Cabinet is required to immediately make payments to the Company so that the Company may make payments in compliance with the terms of the secured convertible promissory notes.

The note contains customary covenants and events of default for loans of this type. The note is guaranteed by Kyle’s, High Mountain and Sierra Homes and is secured by a security interest in all of the assets of 1847 Cabinet, Kyle’s, High Mountain and Sierra Homes; provided that the rights of the Company to receive payments under the note are subordinated to the rights of the purchasers under secured convertible promissory notes described below.

Amendment to 6% Amortizing Promissory Note

On October 8, 2021, 1847 Asien and the Asien’s Seller entered into amendment no. 1 to securities purchase agreement to amend certain terms of the securities purchase agreement and the 6% amortizing promissory note described in Note 11. Pursuant to the amendment, the repayment terms of the 6% amortizing promissory note were revised so that one-half (50%) of the outstanding principal amount ($518,750) and all accrued interest thereon shall be amortized on a two-year straight-line basis and payable quarterly in accordance with the amortization schedule set forth on Exhibit A to the amendment, except for the payments that were initially scheduled on January 1, 2022 and April 1, 2022, which were paid from the proceeds of the senior convertible promissory notes described below, and the second-half (50%) of the outstanding principal amount ($518,750) and all accrued, but unpaid interest thereon shall be paid on the second anniversary of the date of the 6% amortizing promissory note, along with any other unpaid principal or accrued interest thereon.

Secured Convertible Promissory Notes

On October 8, 2021, the Company and each of its subsidiaries 1847 Asien, 1847 Wolo, 1847 Cabinet, Asien’s, Wolo Mfg, Wolo H&S, Kyle’s, High Mountain and Sierra Homes, entered into a note purchase agreement with two institutional investors, including Leonite, pursuant to which the Company issued to these purchasers secured convertible promissory notes in the aggregate principal amount of $24,860,000.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

The notes contain an aggregate original issue discount of $497,200. As a result, the total purchase price was $24,362,800. After payment of expenses of $742,825, the Company received net proceeds of $23,619,975, of which $10,687,500 was used to fund the cash portion of the purchase price for the acquisition of High Mountain and Sierra Homes.

The notes bear interest at a rate per annum equal to the greater of (i) 4.75% plus the U.S. Prime Rate that appears in The Wall Street Journal from time to time or (ii) 8%; provided that, upon an event of default (as defined in the notes), such rate shall increase to 24% or the maximum legal rate. Payments of interest only, computed at such rate on the outstanding principal amount, will be due and payable quarterly in arrears commencing on January 1, 2022 and continuing on the first day of each calendar quarter thereafter through and including the maturity date, October 8, 2026.

The Company may voluntarily prepay the notes in whole or in part upon payment of a prepayment fee in an amount equal to 10% of the principal and interest paid in connection with such prepayment. In addition, immediately upon receipt by the Company or any subsidiary of any proceeds from any issuance of indebtedness (other than certain permitted indebtedness), any proceeds of any sale or disposition by the Company or any subsidiary of any of the collateral or any of its respective assets (other than asset sales or dispositions in the ordinary course of business which are permitted by the note purchase agreement), or any proceeds from any casualty insurance policies or eminent domain, condemnation or similar proceedings, the Company must prepay the notes in an amount equal to all such proceeds, net of reasonable and customary transaction costs, fees and expenses properly attributable to such transaction and payable by the Company or a subsidiary in connection therewith (in each case, paid to non-affiliates).

The holders of the notes may, in their sole discretion, elect to convert any outstanding and unpaid principal portion of the notes, and any accrued but unpaid interest on such portion, into common shares of the Company at a conversion price equal to $2.50 (subject to equitable adjustments for stock splits, stock combinations, recapitalizations and similar transactions, as well as for future issuances below the conversion price). Notwithstanding the foregoing, the notes contain a beneficial ownership limitation, which provides that the Company shall not effect any conversion to the extent that after giving effect to the conversion, the holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of common shares outstanding immediately after giving effect to the issuance of common shares upon such conversion. Upon no fewer than 61 days’ prior notice to the Company, a holder may increase or decrease such beneficial ownership limitation (up to a maximum of 9.99%) and any such increase or decrease will not be effective until the 61st day after such notice is delivered to the Company.

Pursuant to the terms of the notes, until the date that is eighteen (18) months after the issuance date of the notes, the holders shall have the right, but not the obligation, to participate in any securities offering of the Company other than a permitted issuance (as defined in the note purchase agreement) in an amount of up to the original principal amount of the notes. In addition, the holders shall have the right of first refusal to participate in any issuance of indebtedness by the Company until the notes have been terminated; provided, however, that this right of first refusal shall not apply to permitted issuances.

The note purchase agreement and the notes contain customary representations, warranties, affirmative and negative financial and other covenants and events of default for loans of this type. The notes are guaranteed by each subsidiary and are secured by a first priority security interest in all of the assets of the Company and its subsidiaries.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

Warrants

In connection with the loan made by Leonite, on October 8, 2021, the Company issued to Leonite a five-year warrant for the purchase of 250,000 common shares with an exercise price of $0.01 per share and a five-year warrant for the purchase of 500,000 common shares with an exercise price of $2.50 per share. The exercise price is subject to standard adjustments, including upon any future equity offering with a lower exercise price. Upon a reduction to the exercise price of such warrants, the number of warrant shares shall increase such that the aggregate exercise price will remain the same. The warrants may be exercised on a cashless basis under certain circumstances and contain certain beneficial ownership limitations.

Subsidiary Equity Issuance

In connection with the loan made by Leonite, the Company also issued to Leonite a number of shares or membership units, as applicable, representing a 7.50% fully-diluted ownership interest in each of High Mountain and Sierra Homes. As a result, 1847 Cabinet owns 92.5% of each of these subsidiaries.

Redemption of Series A Senior Convertible Preferred Shares

On October 12, 2021, the Company redeemed 2,632,278 series A senior convertible preferred shares for a total redemption price, including dividends through such date, of $6,395,645. As a result, there are 1,818,182 series A senior convertible preferred shares outstanding as of the date of this report.

Repayment of Debt

On October 8, 2021, the revolving loan from Arvest Bank was terminated and paid off for $301,240 (see Note 11).

On October 8, 2021, the 6% secured promissory note issued to the Asien’s Seller was paid down by $138,593 (See Note 11).

On October 8, 2021, the 6% secured promissory note issued to the Wolo Sellers was repaid in full (See Note 11).

On October 8, 2021, the revolving loan and the term loan from Sterling were repaid in full (See Note 11).

On October 8, 2021, the grid note issued to the Manager was repaid in full and terminated (see Note 14).

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

Overview

We are an acquisition holding company focused on acquiring and managing a group of small businesses, which we characterize as those that have an enterprise value of less than $50 million, in a variety of different industries headquartered in North America. As of September 30, 2021, we have completed five acquisitions and subsequently spun off two of the acquired companies.

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

Recent Developments

Completion of Acquisition

On September 23, 2021, 1847 Cabinet entered into a securities purchase agreement with High Mountain Door & Trim Inc., a Nevada corporation (“High Mountain”), Sierra Homes, LLC, a Nevada limited liability company (“Sierra Homes”), and Steven J. Parkey and Jose D. Garcia-Rendon (together, the “H&S Sellers”), pursuant to which 1847 Cabinet agreed to acquire all of the issued and outstanding capital stock or other equity securities of High Mountain and Sierra Homes from the H&S Sellers.

On October 6, 2021, 1847 Cabinet, High Mountain, Sierra Homes and the H&S Sellers entered into amendment No. 1 to securities purchase agreement to amend certain terms of the securities purchase agreement. On October 8, 2021, closing of the acquisition was completed.

Pursuant to the terms of the securities purchase agreement, as amended, 1847 Cabinet acquired all of the issued and outstanding capital stock or other equity securities of High Mountain and Sierra Homes from the H&S Sellers for an aggregate purchase price of $16,567,845, after certain adjustments made at closing and subject to additional post-closing adjustments as described below. The purchase price consists of (i) $10,687,500 in cash and (ii) the issuance by 1847 Cabinet of 6% subordinated convertible promissory notes in the aggregate principal amount of $5,880,345.

The purchase price is subject to a post-closing working capital adjustment provision. Under this provision, the H&S Sellers delivered to 1847 Cabinet at the closing an unaudited balance sheet of High Mountain and Sierra Homes and a calculation of estimated net working capital of High Mountain and Sierra Homes as of that date. On or before the 75th day following the closing, 1847 Cabinet must deliver to the H&S Sellers an unaudited balance sheet of High Mountain and Sierra Homes and its calculation of the final net working capital of High Mountain and Sierra Homes as of the closing date. If such final net working capital exceeds the estimated net working capital, 1847 Cabinet must, within seven days, pay to the H&S Sellers an amount of cash that is equal to such excess. If the estimated net working capital exceeds the final net working capital, the H&S Sellers must, within seven days, pay to 1847 Cabinet an amount in cash equal to such excess.

6% Subordinated Convertible Promissory Notes

As noted above, a portion of the purchase price for the acquisition was paid by the issuance of 6% subordinated convertible promissory notes in the aggregate principal amount of $5,880,345 by 1847 Cabinet to the H&S Sellers. The notes bear interest at a rate of six percent (6%) per annum and are due and payable on October 8, 2024; provided that upon an event of default (as defined in the notes), such interest rate shall increase to ten percent (10%) per annum. 1847 Cabinet may prepay the notes in whole or in part, without penalty or premium, upon ten (10) business days prior written notice to the holders of the notes.

At any time prior to October 8, 2022, the holders may, in their sole discretion, elect to convert up to twenty percent (20%) of the original principal amount of the notes and all accrued, but unpaid, interest into such number of shares of the common stock of 1847 Cabinet determined by dividing the amount to be converted by a conversion price determined by dividing (i) the fair market value of 1847 Cabinet (determined in accordance with the notes) by (ii) the number of shares of 1847 Cabinet outstanding on a fully diluted basis. The holders may also exchange the notes or any portion thereof for securities of the Company pursuant to the exchange agreement described below.

The notes contain customary events of default, including in the event of a default under the secured convertible promissory notes described below. The rights of the holders to receive payments under the notes are subordinated to the rights of the purchasers under secured convertible promissory notes described below.

Exchange Agreement

On October 8, 2021, the Company entered into an exchange agreement with the H&S Sellers, pursuant to which the Company granted the H&S Sellers and their permitted assigns the right, but not the obligation, to exchange all of the principal amount and accrued but unpaid interest under the 6% subordinated convertible promissory notes as may be the outstanding from time to time or any portion thereof for a number of common shares of the Company to be determined by dividing the amount to be converted by an exchange price equal to the higher of (i) the 30-day volume weighted average price for the common shares on the primary national securities exchange or over the counter market on which the common shares are traded over the thirty (30) trading days immediately prior to the applicable exchange date or (ii) $2.50 (subject to equitable adjustments for stock splits, stock combinations, recapitalizations and similar transactions).

Amended and Restated Offsetting Management Services Agreement

On October 8, 2021, 1847 Cabinet and the Manager entered into an amended and restated offsetting management services agreement to amend certain terms of the offsetting management services agreement described under “Management Fees” below. Pursuant to the amended and restated offsetting management services, the quarterly management fee was increased to $125,000 or 2% of adjusted net assets. The amended and restated offsetting management services also revised the provision regarding removal of the Manager to provide that the Manager may be removed by 1847 Cabinet if: (i) a majority of 1847 Cabinet’s board of directors vote to terminate the amended and restated offsetting management services and the holders of at least a majority of the then outstanding voting stock (other than voting stock beneficially owned by the Manager) vote to terminate the amended and restated offsetting management services; (ii) neither Ellery W. Roberts nor his designated successor, heirs, beneficiaries or permitted assigns control the Manager, and such change occurred without the prior written consent of 1847 Cabinet’s board of directors; (iii) there is a finding by a court of competent jurisdiction in a final, non-appealable order that the Manager materially breached the terms of the amended and restated offsetting management services and such breach continued unremedied for sixty (60) days after the Manager received written notice from 1847 Cabinet setting forth the terms of such breach, or the Manager acted with gross negligence, willful misconduct, bad faith or reckless disregard in performing its duties and obligations under amended and restated offsetting management services or engaged in fraudulent or dishonest acts in connection with the business and operations of 1847 Cabinet; (iv) the Manager has been convicted of a felony under Federal or State law, 1847 Cabinet’s board of directors finds that the Manager is demonstrably and materially incapable of performing its duties and obligations under the amended and restated offsetting management services, and the holders of at least sixty-six and two-thirds percentage (66 ⅔%) of then outstanding voting stock (other than voting stock beneficially owned by the Manager) vote to terminate the amended and restated offsetting management services; or (v) there is a finding by a court of competent jurisdiction that the Manager has engaged in fraudulent or dishonest acts in connection with the business or operations of 1847 Cabinet or acted with gross negligence, willful misconduct, bad faith or reckless disregard in performing its duties and obligations under the amended and restated offsetting management services, and the holders of at least sixty-six and two-thirds percentage (66 ⅔%) of the then outstanding voting stock (other than voting stock beneficially owned by the Manager) vote to terminate the amended and restated offsetting management services.

Finally, the amended and restated offsetting management services also revised the termination provision to provide that if there is a termination under section (i) of the preceding paragraph, then 1847 Cabinet must pay a termination fee to the Manager that is equal to three times (3x) the then current maximum annual management fee payable to the Manager, which shall be payable in eight (8) equal quarterly installments.

Second Amended and Restated Intercompany Secured Promissory Note

On October 8, 2021, the Company, 1847 Cabinet, Kyle’s, High Mountain and Sierra Homes entered into a second amended and restated subordinated secured promissory note in the principal amount of up to $15,955,325 to amend and restate the terms of the secured promissory note described under “Liquidity and Capital Resources” below. The note bears interest at the rate of 16% per annum. Interest on the note is cumulative and any unpaid accrued interest will compound on each anniversary date of the note. Interest is due and payable in arrears to the Company on December 1, March 1, June 1 and October 1, commencing on December 1, 2021. In the event payment of principal or interest due under the note is not made when due, giving effect to any grace period which may be applicable, or in the event of any other default (as defined in the note), the outstanding principal balance shall from the date of default immediately bear interest at the rate of 5% above the then applicable interest rate for so long as such default continues. The Company may demand payment in full of the note at any time, even if 1847 Cabinet has complied with all of the terms of the note, and the note shall be due in full, without demand, upon the third party sale of all or substantially all the assets and business of 1847 Cabinet or the third party sale or other disposition of any capital stock of 1847 Cabinet. 1847 Cabinet may prepay the note at any time without penalty. If and to the extent any amounts are owing under the secured convertible promissory notes described below due to a default thereunder, in addition to payment obligations due under the note, 1847 Cabinet is required to immediately make payments to the Company so that the Company may make payments in compliance with the terms of the secured convertible promissory notes. The note contains customary covenants and events of default, is guaranteed by Kyle’s, High Mountain and Sierra Homes and is secured by a security interest in all of the assets of 1847 Cabinet, Kyle’s, High Mountain and Sierra Homes; provided that the rights of the Company to receive payments under the note are subordinated to the rights of the purchasers under secured convertible promissory notes described below.

Amendment to 6% Amortizing Promissory Note

On October 8, 2021, 1847 Asien and the Asien’s Seller entered into amendment no. 1 to securities purchase agreement to amend certain terms of the securities purchase agreement and the 6% amortizing promissory note described under “Liquidity and Capital Resources” below. Pursuant to the amendment, the repayment terms of the 6% amortizing promissory note were revised so that one-half (50%) of the outstanding principal amount ($518,750) and all accrued interest thereon shall be amortized on a two-year straight-line basis and payable quarterly in accordance with the amortization schedule set forth on Exhibit A to the amendment, except for the payments that were initially scheduled on January 1, 2022 and April 1, 2022, which were paid from the proceeds of the senior convertible promissory notes described below, and the second-half (50%) of the outstanding principal amount ($518,750) and all accrued, but unpaid interest thereon shall be paid on the second anniversary of the date of the 6% amortizing promissory note, along with any other unpaid principal or accrued interest thereon.

Secured Convertible Promissory Notes

On October 8, 2021, the Company and each of its subsidiaries 1847 Asien, 1847 Wolo, 1847 Cabinet, Asien’s, Wolo, Kyle’s, High Mountain and Sierra Homes, entered into a note purchase agreement with two institutional investors, including Leonite Capital LLC (“Leonite”), pursuant to which the Company issued to these purchasers secured convertible promissory notes in the aggregate principal amount of $24,860,000.

The notes contain an aggregate original issue discount of $497,200. As a result, the total purchase price was $24,362,800. After payment of expenses of $742,825, the Company received net proceeds of $23,619,975, of which $10,687,500 was used to fund the cash portion of the purchase price for the acquisition of High Mountain and Sierra Homes.

The notes bear interest at a rate per annum equal to the greater of (i) 4.75% plus the U.S. Prime Rate that appears in The Wall Street Journal from time to time or (ii) 8%; provided that, upon an event of default (as defined in the notes), such rate shall increase to 24% or the maximum legal rate. Payments of interest only, computed at such rate on the outstanding principal amount, will be due and payable quarterly in arrears commencing on January 1, 2022 and continuing on the first day of each calendar quarter thereafter through and including the maturity date, October 8, 2026.

The Company may voluntarily prepay the notes in whole or in part upon payment of a prepayment fee in an amount equal to 10% of the principal and interest paid in connection with such prepayment. In addition, immediately upon receipt by the Company or any subsidiary of any proceeds from any issuance of indebtedness (other than certain permitted indebtedness), any proceeds of any sale or disposition by the Company or any subsidiary of any of the collateral or any of its respective assets (other than asset sales or dispositions in the ordinary course of business which are permitted by the note purchase agreement), or any proceeds from any casualty insurance policies or eminent domain, condemnation or similar proceedings, the Company must prepay the notes in an amount equal to all such proceeds, net of reasonable and customary transaction costs, fees and expenses properly attributable to such transaction and payable by the Company or a subsidiary in connection therewith (in each case, paid to non-affiliates).

The holders of the notes may, in their sole discretion, elect to convert any outstanding and unpaid principal portion of the notes, and any accrued but unpaid interest on such portion, into common shares of the Company at a conversion price equal to $2.50 (subject to equitable adjustments for stock splits, stock combinations, recapitalizations and similar transactions, as well as for future issuances below the conversion price); provided that the notes contain certain beneficial ownership limitations.

Pursuant to the terms of the notes, until the date that is eighteen (18) months after the issuance date of the notes, the holders shall have the right, but not the obligation, to participate in any securities offering of the Company other than a permitted issuance (as defined in the note purchase agreement) in an amount of up to the original principal amount of the notes. In addition, the holders shall have the right of first refusal to participate in any issuance of indebtedness by the Company until the notes have been terminated; provided, however, that this right of first refusal shall not apply to permitted issuances.

The note purchase agreement and the notes contain customary representations, warranties, affirmative and negative financial and other covenants and events of default for loans of this type. The notes are guaranteed by each subsidiary and are secured by a first priority security interest in all of the assets of the Company and its subsidiaries.

Warrants

In connection with the loan made by Leonite, on October 8, 2021, the Company issued to Leonite a five-year warrant for the purchase of 250,000 common shares with an exercise price of $0.01 per share and a five-year warrant for the purchase of 500,000 common shares with an exercise price of $2.50 per share. The exercise price is subject to standard adjustments, including upon any future equity offering with a lower exercise price. Upon a reduction to the exercise price of such warrants, the number of warrant shares shall increase such that the aggregate exercise price will remain the same. The warrants may be exercised on a cashless basis under certain circumstances and contain certain beneficial ownership limitations.

Subsidiary Equity Issuance

In connection with the loan made by Leonite, the Company also issued to Leonite a number of shares or membership units, as applicable, representing a 7.50% fully-diluted ownership interest in each of High Mountain and Sierra Homes. As a result, 1847 Cabinet owns 92.5% of each of these subsidiaries.

Redemption of Series A Senior Convertible Preferred Shares

On October 12, 2021, the Company redeemed 2,632,278 series A senior convertible preferred shares for a total redemption price, including dividends through such date, of $6,395,645. As a result, there are 1,818,182 series A senior convertible preferred shares outstanding as of the date of this report.

Impact of Coronavirus Pandemic

Starting in late 2019, a novel strain of the coronavirus, or COVID-19, began to rapidly spread around the world and every state in the United States. Most states and cities have at various times instituted quarantines, restrictions on travel, “stay at home” rules, social distancing measures and restrictions on the types of businesses that could continue to operate, as well as guidance in response to the pandemic and the need to contain it. At this time, there continues to be significant volatility and uncertainty relating to the full extent to which the COVID-19 pandemic and the various responses to it will impact our business, operations and financial results.

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

Kyle’s was also qualified as an essential business and remained open during the pandemic, with certain occupancy restrictions at times, so it did not experience any meaningful business interruption. However, certain key customers of Kyle’s elected to either temporarily stop building homes or delayed their building process, particularly during the second quarter of 2020, which adversely affected Kyle’s sales. Further, early on during the pandemic, several of Kyle’s employees had taken time off because of medical issues, and certain of them did not return to employment. Kyle’s has been hiring and training new employees to replace lost productivity because of the aforementioned loss of employees. Kyle’s did not experience any meaningful business interruption related to any of its key suppliers; although recently, potentially as a result of the pandemic and resulting impact, Kyle’s has seen price increases in certain key raw materials such as wood products and hardware. These increases may negatively affect Kyle’s profitability and financial condition. If the pace of the pandemic does not continue to slow, it may continue to negatively affect Kyle’s ability to generate sales opportunities and to hire productive employees, as well as impact the cost of raw materials. Therefore, Kyle’s business operations may experience further delays and experience lost sales opportunities and increased costs, which could further adversely impact Kyle’s profitability and financial condition.

Wolo qualified as an essential business and remained open during the pandemic. At no time during the pandemic did it experience an internal contamination forcing it to stop its business. The pandemic has had a dramatic impact on Wolo’s supply chain like others in the automotive aftermarket. Approximately 90% of Wolo’s vendor base is located in China. The pandemic issues impacting ports in the U.S. due to lack of personnel has had a ripple effect on Chinese suppliers. Containers are slow to be emptied in the U.S., causing a backlog of ships waiting to get into ports and limiting containers and ships returning to China. The lack of containers and available space on ships has escalated shipping costs by over 300% from 2020. Costs for raw materials have also started to increase due to availability. Wolo cannot absorb these increases and began passing on a price increase to customers starting June 1, 2021, although the effective date may be later for some customers. We believe that this is an industry-wide issue and that it should not put Wolo in an unfavorable pricing position.

The spread of COVID-19 has also adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. The pandemic has resulted, and may continue to result, in a significant disruption of global financial markets, which may reduce our ability to access capital in the future, which could negatively affect our liquidity.

The extent to which the pandemic may impact our results will depend on future developments, which are highly uncertain and cannot be predicted as of the date of this prospectus, including the effectiveness of vaccines and other treatments for COVID-19, and other new information that may emerge concerning the severity of the pandemic and steps taken to contain the pandemic or treat its impact, among others. Nevertheless, the pandemic and the current financial, economic and capital markets environment, and future developments in the global supply chain and other areas present material uncertainty and risk with respect to our performance, financial condition, results of operations and cash flows.

Management Fees

On April 15, 2013, the Company and the Manager entered into a management services agreement, pursuant to which the Company is required to pay the Manager a quarterly management fee equal to 0.5% of its adjusted net assets for services performed (the “Parent Management Fee”). The amount of the Parent Management Fee with respect to any fiscal quarter is (i) reduced by the aggregate amount of any management fees received by the Manager under any offsetting management services agreements with respect to such fiscal quarter, (ii) reduced (or increased) by the amount of any over-paid (or under-paid) Parent Management Fees received by (or owed to) the Manager as of the end of such fiscal quarter, and (iii) increased by the amount of any outstanding accrued and unpaid Parent Management Fees. The Company expensed $0 and $0 in Parent Management Fees for the nine months ended September 30, 2021 and 2020, respectively.

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

1847 Asien, 1847 Cabinet and 1847 Wolo expensed $225,000, $225,000 and $260,833, respectively, in management fees for the nine months ended September 30, 2021. In conjunction with the acquisition of Wolo, the Manager received a fee of $110,000. 1847 Asien expensed $103,022 in management fees for the period from May 29, 2020 to September 30, 2020.

On a consolidated basis, we expensed total management fees of $710,833 and $103,022 for the nine months ended September 30, 2021 and 2020, respectively.

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

Results of Operations

Comparison of Three Months Ended September 30, 2021 and 2020

The following table sets forth key components of our results of operations during the three months ended September 30, 2021 and 2020, both in dollars and as a percentage of our revenues.

	Three Months Ended September 30,
	2021		2020
	Amount	% of Revenues	Amount	% of Revenues
Revenues
Furniture and appliances	$3,145,955	46.7%	$3,141,313	100.0%
Construction	1,338,428	19.9%	-	-
Automotive supplies	2,250,645	33.4%	-	-
Total revenues	6,735,028	100.0%	3,141,313	100.0%
Operating expenses
Cost of sales	4,573,123	67.9%	2,429,714	77.3%
Personnel costs	876,991	13.0%	216,904	6.9%
Depreciation and amortization	299,477	4.4%	59,376	1.9%
General and administrative	1,844,979	27.4%	693,556	22.1%
Total operating expenses	7,594,570	112.8%	3,399,550	108.2%
Net loss from operations	(859,542)	(12.8)%	(258,237)	(8.2)%
Other income (expense)
Financing costs	(7,982)	(0.1)%	(141,429)	(4.5)%
Loss on extinguishment of debt	-	-	(286,350)	(9.1%)%
Other expense	14,424	0.2%	-	-
Interest expense	(120,217)	(1.8)%	(22,692)	(0.7)%
Total other income (expense)	(113,775)	(1.7)%	(450,471)	(14.3)%
Net loss before income taxes	(973,317)	(14.5)%	(708,708)	(22.6)%
Income tax benefit	-	0.0%	82,000	2.6%
Net loss from continuing operations	$(973,317)	(14.5)%	$(626,708)	(20.0)%

Total revenues. Our total revenues were $6,735,028 for the three months ended September 30, 2021, as compared to $3,141,313 for the three months ended September 30, 2020.

The retail and appliances segment generates revenue through the sales of home furnishings, including appliances and related products. Revenues from the retail and appliances segment increased by $4,642, or 0.1%, to $3,145,955 for the three months ended September 30, 2021 from $3,141,313 for the three months ended September 30, 2020. The small increase was primarily due to supply chain constraints, however, our customer prepaid deposits accumulated an additional $558,832 compared to the prior year period.

The construction segment generates revenue through the construction and sale of custom cabinetry, including kitchen and bath cabinets, fireplace mantels and surrounds, entertainment systems and wall units, bookcases and office cabinets. Revenues from the construction segment were $1,338,428 for the three months ended September 30, 2021.

The automotive supplies segment generates revenue through the design, manufacture and sale of horn and safety products (electric, air, truck, marine, motorcycle and industrial equipment), including vehicle emergency and safety warning lights for cars, trucks, industrial equipment and emergency vehicles. Revenues from the automotive supplies segment were $2,250,645 for the three months ended September 30, 2021.

Cost of sales. Our total cost of sales was $4,573,123 for the three months ended September 30, 2021, as compared to $2,429,714 for the three months ended September 30, 2020.

Cost of sales for the retail and appliances segment consists of the cost of purchased merchandise plus the cost of delivering merchandise and where applicable installation, net of promotional rebates and other incentives received from vendors. Cost of sales for the retail and appliances segment decreased by $129,050, or 5.3%, to $2,300,664 for the three months ended September 30, 2021 from $2,429,714 for the three months ended September 30, 2020. As a percentage of retail and appliances revenues, cost of sales for the retail and appliances segment was 73.1% and 77.4% for the three months ended September 30, 2021 and 2020, respectively. Such decrease was primarily due to higher margin product sales and installations relative to the prior year period.

Cost of sales for the construction segment consists of lumber, hardware and materials and plus direct labor and related costs, net of any material discounts from vendors. Cost of sales for the construction segment was $805,513 for the three months ended September 30, 2021. As a percentage of construction revenues, cost of sales for the construction segment was 60.2% for the three months ended September 30, 2021.

Cost of sales for the automotive supplies segment consists of the costs of purchased finished goods plus freight and tariff costs. Cost of sales for the automotive supplies segment was $1,466,946 for the three months ended September 30, 2021. As a percentage of automotive supplies revenues, cost of sales for the automotive supplies segment was 65.2% for the three months ended September 30, 2021.

Personnel costs. Personnel costs include employee salaries and bonuses plus related payroll taxes. It also includes health insurance premiums, 401(k) contributions, and training costs. Our total personnel costs were $876,992 for the three months ended September 30, 2021, as compared to $626,363 for the three months ended September 30, 2020.

Personnel costs for the retail and appliances segment decreased by $20,311, or 9.4%, to $196,592 for the three months ended September 30, 2021 from $216,903 for the three months ended September 30, 2020. As a percentage of retail and appliances revenue, personnel costs for the retail and appliances segment were 6.30% and 6.90% for the three months ended September 30, 2021 and 2020, respectively. Such decrease was primarily due to CARES Act credits and a reduction in health insurance costs in the current period.

Personnel costs for the construction segment were $273,366 for the three months ended September 30, 2021. As a percentage of construction revenue, personnel costs for the construction segment were 20.4% for the three months ended September 30, 2021.

Personnel costs for the automotive supplies segment were $407,034 for the three months ended September 30, 2021. As a percentage of automotive supplies revenue, personnel costs for the automotive supplies segment were 18.1% for the three months ended September 30, 2021.

Depreciation and amortization. Our total depreciation and amortization expense was $299,477 for the three months ended September 30, 2021, as compared to $59,376 for the three months ended September 30, 2020 due to the amortization expense of intangibles related to the acquisitions of Kyle’s and Wolo in the current period.

General and administrative expenses. Our general and administrative expenses consist primarily of professional advisor fees, stock-based compensation, bad debts reserve, rent expense, advertising, bank fees, and other expenses incurred in connection with general operations. Our total general and administrative expenses were $1,844,979 for the three months ended September 30, 2021, as compared to $693,556 for the three months ended September 30, 2020.

General and administrative expenses for the retail and appliances segment decreased by $127,306 or 22.5%, to $439,414 for the three months ended September 30, 2021 from $566,720 for the three months ended September 30, 2020. As a percentage of retail and appliances revenue, general and administrative expenses for the retail and appliances segment were 14.0% and 18.0% for the three months ended September 30, 2021 and 2020, respectively. Such decrease was primarily due to a reduction of professional fees and one-time costs related to the Asien’s acquisition in the prior year.

General and administrative expenses for the construction segment were $256,402 for the three months ended September 30, 2021. As a percentage of construction revenue, general and administrative expenses for the construction segment were 19.2% for the three months ended September 30, 2021.

General and administrative expenses for the automotive supplies segment were $673,484 for the three months ended September 30, 2021. As a percentage of automotive supplies revenue, general and administrative expenses for the automotive supplies segment were 30.0% for the three months ended September 30, 2021.

General and administrative expenses for our holding company increased by $348,543, or 274.8%, to $475,379 for the three months ended September 30, 2021 from $126,836 for the three months ended September 30, 2020. The increase was due to an increase in corporate costs, professional fees and an officer severance expense.

Total other income (expense). We had $113,775 in total other expense, net, for the three months ended September 30, 2021, as compared to other expense, net, of $450,741 for the three months ended September 30, 2020. Other expense net, for the three months ended September 30, 2021 consisted of interest expense of $120,217 and financing costs of $7,982, offset by other income of $14,424, while total other expense, net, for the three months ended September 30, 2020 consisted of loss on extinguishment of debt of $286,350, financing costs of $141,429 and interest expense of $22,692.

Net loss from continuing operations. As a result of the cumulative effect of the factors described above, our net loss from continuing operations was $973,317 for the three months ended September 30, 2021, as compared to $626,708 for the three months ended September 30, 2020.

Comparison of Nine Months Ended September 30, 2021 and 2020

The following table sets forth key components of our results of operations during the nine months ended September 30, 2021 and 2020, both in dollars and as a percentage of our revenues.

	Nine Months Ended September 30,
	2021		2020
	Amount	% of Revenues	Amount	% of Revenues
Revenues
Furniture and appliances	$9,762,939	53.8%	$4,327,294	100.0%
Construction	4,169,305	23.0%	-	-
Automotive supplies	4,231,013	23.3%	-	-
Total revenues	18,163,257	100.0%	4,327,294	100.0%
Operating expenses
Cost of sales	12,348,594	68.0%	3,353,608	77.5%
Personnel costs	2,198,231	12.1%	298,187	6.9%
Depreciation and amortization	547,655	3.0%	62,919	1.5%
General and administrative	4,519,504	24.9%	1,565,666	36.2%
Total operating expenses	19,613,984	108.0%	5,280,380	122.0%
Net loss from operations	(1,450,727)	(8.0)%	(953,086)	(22.0)%
Other income (expense)
Financing costs	(14,050)	(0.1)%	(170,001)	(3.9)%
Loss on extinguishment of debt	(757,792)	(4.2)%	(286,350)	(6.6)%
Gain of disposition of subsidiary	3,282,804	18.1%	-	-
Gain on forgiveness of debt	360,302	2.0%	-	-
Other income	10,885	0.1%	-	-
Interest expense	(295,782)	(1.6)%	(29,530)	(0.7)%
Total other income (expense)	2,586,367	14.2%	(485,881)	(11.2)%
Net income (loss) before income taxes	1,135,640	6.3%	(1,438,967)	(33.3)%
Income tax benefit	21,900	0.1%	97,000	2.2%
Net income (loss) from continuing operations	$1,157,540	6.4%	$(1,341,967)	(31.0)%

Total revenues. Our total revenues were $18,163,257 for the nine months ended September 30, 2021, as compared to $4,327,294 for the nine months ended September 30, 2020.

Revenues from the retail and appliances segment were $9,762,939 for the nine months ended September 30, 2021, as compared to $4,327,294 for the period from May 29, 2020 to September 30, 2020.

Revenues from the construction segment were $4,169,305 for the nine months ended September 30, 2021.

Revenues from the automotive supplies segment were $4,231,013 for the period from April 1, 2021 to September 30, 2021.

Cost of sales. Our total cost of sales was $12,348,594 for the nine months ended September 30, 2021, as compared to $3,353,608 for the nine months ended September 30, 2020.

Cost of sales for the retail and appliances segment was $7,409,913 for the nine months ended September 30, 2021, as compared to $3,353,608 for the period from May 29, 2020 to September 30, 2020. As a percentage of retail and appliances revenues, cost of sales for the retail and appliances segment was 75.9% for the nine months ended September 30, 2021 and 77.50% for the period from May 29, 2020 to September 30, 2020.

Cost of sales for the construction segment was $2,280,009 for the nine months ended September 30, 2021. As a percentage of construction revenues, cost of sales for the construction segment was 54.7% for the nine months ended September 30, 2021.

Cost of sales for the automotive supplies segment was $2,658,672 for the period from April 1, 2021 to September 30, 2021. As a percentage of automotive supplies revenues, cost of sales for the automotive supplies segment was 62.8% for the period from April 1, 2021 to September 30, 2021.

Personnel costs. Our total personnel costs were $2,198,232 for the nine months ended September 30, 2021, as compared to $298,187 for the nine months ended September 30, 2020.

Personnel costs for the retail and appliances segment were $688,843 for the nine months ended September 30, 2021, as compared to $298,187 for the period from May 29, 2020 to September 30, 2020. As a percentage of retail and appliances revenue, personnel costs for the retail and appliances segment were 7.1% for the nine months ended September 30, 2021 and 6.90% for the period from May 29, 2020 to September 30, 2020.

Personnel costs for the construction segment were $739,711 for the nine months ended September 30, 2021. As a percentage of construction revenue, personnel costs for the construction segment were 17.7% for the nine months ended September 30, 2021.

Personnel costs for the automotive supplies segment were $769,678 for the period from April 1, 2021 to September 30, 2021. As a percentage of automotive supplies revenue, personnel costs for the automotive supplies segment were 18.2% for the period from April 1, 2021 to September 30, 2021.

Depreciation and amortization. Our total depreciation and amortization expense was $547,655 for the nine months ended September 30, 2021, as compared to $62,919 for the nine months ended September 30, 2020.

General and administrative expenses. Our total general and administrative expenses were $4,519,504 for the nine months ended September 30, 2021, as compared to $1,565,666 for the nine months ended September 30, 2020.

General and administrative expenses for the retail and appliances segment were $1,270,654 for the nine months ended September 30, 2021, as compared to $917,179 for the period from May 29, 2020 to September 30, 2020. As a percentage of retail and appliances revenue, general and administrative expenses for the retail and appliances segment were 13.0% for the nine months ended September 30, 2021 and 21.20% for the period from May 29, 2020 to September 30, 2020.

General and administrative expenses for the construction segment were $705,674 for the nine months ended September 30, 2021. As a percentage of construction revenue, general and administrative expenses for the construction segment were 16.9% for the nine months ended September 30, 2021.

General and administrative expenses for the automotive supplies segment were $1,570,070 for the period from April 1, 2021 to September 30, 2021. As a percentage of automotive supplies revenue, general and administrative expenses for the automotive supplies segment were 37.0% for the period from April 1, 2021 to September 30, 2021.

General and administrative expenses for our holding company increased by $324,617, or 50.1%, to $973,105 for the nine months ended September 30, 2021 from $648,488 for the nine months ended September 30, 2020. The increase was due to an increase in corporate costs, professional fees and an officer severance expense offset by stock compensation of $436,386 issued in the prior year period.

Total other income (expense). We had $2,586,367 in total other income, net, for the nine months ended September 30, 2021, as compared to other expense, net, of $485,881 for the nine months ended September 30, 2020. Other income, net, for the nine months ended September 30, 2021 consisted of gain on disposition of subsidiary of $3,282,804, gain on forgiveness of debt of $360,302 and other income of $10,885, offset by loss on extinguishment of debt of $757,792, interest expense of $295,782 and financing costs of $14,050, while total other expense, net, for the nine months ended September 30, 2020 consisted of loss on extinguishment of debt of $286,350, financing costs of $170,001 and interest expense of $29,530.

Net income (loss) from continuing operations. As a result of the cumulative effect of the factors described above, our net income from continuing operations was $1,157,539 for the nine months ended September 30, 2021, as compared to a net loss of $1,341,967 for the nine months ended September 30, 2020.

Liquidity and Capital Resources

As of September 30, 2021, we had cash and cash equivalents of $973,172. To date, we have financed our operations primarily through revenue generated from operations, cash proceeds from financing activities, borrowings, and equity contributions by our shareholders.

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

The Manager, as holder of 100% of our allocation shares, is entitled to receive a twenty percent (20%) profit allocation as a form of preferred equity distribution, subject to an annual hurdle rate of eight percent (8%), as follows. Upon the sale of a company subsidiary, the Manager will be paid a profit allocation if the sum of (i) the excess of the gain on the sale of such subsidiary over a high water mark plus (ii) the subsidiary’s net income since its acquisition by our company exceeds the 8% hurdle rate. The 8% hurdle rate is the product of (i) a 2% rate per quarter, multiplied by (ii) the number of quarters such subsidiary was held by our company, multiplied by (iii) the subsidiary’s average share (determined based on gross assets, generally) of our consolidated net equity (determined according to United States generally accepted accounting principles with certain adjustments). In certain circumstances, after a subsidiary has been held for at least 5 years, the Manager may also trigger a profit allocation with respect to such subsidiary (determined based solely on the subsidiary’s net income since its acquisition). The amount of profit allocation may represent a significant cash payment and is senior in right to payments of distributions to our shareholders. Therefore, the amount of profit allocation paid, when paid, will reduce the amount of cash available to us for our operating and investing activities, including future acquisitions. See Item 1. “Business—Our Manager—Our Manager as an Equity Holder—Manager’s Profit Allocation” included in our Annual Report on Form 10-K for the year ended December 31, 2020 for more information on the calculation of the profit allocation.

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

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the period indicated:

Cash Flow

	Nine Months Ended September 30,
	2021	2020
Net cash provided by (used in) operating activities from continuing operations	$(381,346)	$213,744
Net cash provided by (used in) investing activities from continuing operations	(5,291,199)	1,388,540
Net cash provided by (used in) financing activities from continuing operations	5,265,367	(815,225)
Net increase in cash and cash equivalents from continuing operations	(407,177)	787,059
Cash and cash equivalents from continuing operations at beginning of period	1,380,349	-
Cash and cash equivalents from continuing operations at end of period	$973,172	$787,059

Net cash used in operating activities from continuing operations was $381,346 for the nine months ended September 30, 2021, as compared to net cash provided by operating activities from continuing operations of $213,744 for the nine months ended September 30, 2020. For the nine months ended September 30, 2021, the net income from continuing operations of $1,289,763, a loss on adjustment shares of $757,792, a non-cash depreciation and amortization of $547,656, amortization of right of use asset $90,322, an increase in accounts payable and accrued expenses of $439,723, an increase in accounts receivable of $271,395 and an increase in customer deposits of $225,618, offset by a gain of disposition of subsidiary of $3,282,804, an impact on lease liability of $86,867, non-cash forgiveness of debt of $360,302 and a decrease in inventory of $141,543, were the primary drivers of the net cash used in operating activities. For the nine months ended September 30, 2020, the net loss from continuing operations of $10,305,706, a decrease in prepaids and other costs of $595,561 and a decrease in inventory of $297,242, offset by a gain from discontinued operations of $8,963,738, an increase in accounts payable and accrued expenses of $684,457, an increase in customer deposits of $632,040, stock compensation of $523,936, forgiveness of debt of $286,350 and amortization of financing costs of $250,994, were the primary drivers of the net cash provided by operating activities.

Net cash used in investing activities from continuing operations was $5,291,198 for the nine months ended September 30, 2021, as compared to net cash provided by investing activities from continuing operations of $1,388,540 for the nine months ended September 30, 2020. Net cash used in investing activities for the nine months ended September 30, 2021 consisted of net cash used in the acquisition of Wolo of $5,378,346 and purchase of equipment and vehicles of $262,852, offset by proceeds from the sale of Neese of $325,000 and proceeds from the sale of equipment of $25,000, while net cash provided by investing activities for the nine months ended September 30, 2020 consisted of net cash acquired from the acquisitions of Asien’s and Kyle’s of $1,398,285, offset by purchase of equipment in the amount of $9,745.

Net cash provided by financing activities from continuing operations was $5,265,367 for the nine months ended September 30, 2021, as compared to cash used in financing activities of $815,225 for the nine months ended September 30, 2020. Net cash provided by financing activities for the nine months ended September 30, 2021 consisted of proceeds on notes payable of $3,673,405, proceeds of $3,000,000 from the sale of units described below, line of credit proceeds, net of repayments, of $995,228, offset by net payments due to the Wolo and Asien’s sellers of $977,685, payments of preferred dividends of $676,339 net payments on notes payable of $584,012 and financing fees of $165,230. Net cash used in financing activities for the nine months ended September 30, 2020 consisted of repayment of notes payable of $730,171, line of credit repayments of $210,000, grid note payments of $62,500 and financing fees of $25,054, offset by net proceeds of $212,500 from the sale of units described below.

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

In exchange for the consent of the holders of the series A senior convertible preferred shares issued in 2020 to the issuance of the units on March 26, 2021 at a lower purchase price than such holders paid for their shares, we issued an aggregate of 398,838 common shares to such holders.

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

Intercompany Secured Promissory Note

In connection with the acquisition of Kyle’s, the Company provided 1847 Cabinet with the funds necessary to pay the cash portion of the purchase price and cover acquisition expenses. In connection therewith, on September 30, 2020, 1847 Cabinet issued a secured promissory note to the Company in the principal amount of $4,525,000, which was amended and restated on December 11, 2020. Pursuant to such amendment and restatement, if and to the extent any amounts are owing under the units described above, due to a default or redemption, in addition to payment obligations due under the note, 1847 Cabinet is required to immediately make payments to the Company so that it may make any required payments in compliance with the terms of the units. The note bears interest at the rate of 16% per annum. The interest is cumulative and any unpaid accrued interest will compound on each anniversary date of the note. Interest is due and payable in arrears on January 15, April 15, July 15 and October 15 commencing January 15, 2021. In the event payment of principal or interest due under the note is not made when due, giving effect to any grace period which may be applicable, or in the event of any other default (as defined in the note), the outstanding principal balance shall from the date of default immediately bear interest at the rate of 5% above the then applicable interest rate for so long as such default continues. The Company may demand payment in full of the note at any time, even if 1847 Cabinet has complied with all of the terms of the note; and the note shall be due in full, without demand, upon a third-party sale of all or substantially all the assets and business of 1847 Cabinet or a third-party sale or other disposition of any capital stock of 1847 Cabinet. 1847 Cabinet may prepay the note at any time without penalty. The note contains customary events of default, is guaranteed by Kyle’s and is secured by all of the assets of 1847 Cabinet and Kyle’s. The remaining principal balance of the note at September 30, 2021 is $4,885,129 and it has accrued interest of $194,380. This note was amended on October 8, 2021 as described above.

Debt

Grid Promissory Note

On January 3, 2018, we issued a grid promissory note to the Manager in the initial principal amount of $50,000. The note provided that we could request additional advances from the Manager up to an aggregate additional amount of $150,000. On December 7, 2020, parties amended and restated the note for a new principal amount of $56,900 and maturity date of December 7, 2021. Interest on the note accrues on the unpaid portion of the principal amount and the outstanding portion of all advances at a fixed rate of 8% per annum. If all or a portion of the principal amount or any advance under the note, or any interest payable thereon is not paid when due (whether at the stated maturity, by acceleration or otherwise), such overdue amount shall bear interest at a rate of 12% per annum. In the event that we complete a financing that includes an uplisting of our common shares to a national exchange, then we must, contemporaneously with the closing of such financing transaction, repay the entire outstanding principal, outstanding advances, and accrued and unpaid interest on the note. The note is unsecured and contains customary events of default. As of September 30, 2021 and December 31, 2020, the Manager has advanced $56,900 of the note and we have accrued interest of $28,611 and $25,159, respectively. On October 8, 2021, the grid note was repaid in full and terminated.

Revolving Loan - Arvest Bank

On July 10, 2020, Asien’s entered into a promissory note and security agreement with Arvest Bank for a revolving loan for up to $400,000. The loan matures on July 10, 2021 and bears interest at 5.25% per annum, subject to change in accordance with the Variable Rate (as defined in the promissory note and security agreement), the calculation for which is the U.S. Prime Rate plus 2%. Pursuant to the terms of the promissory note and security agreement, Asien’s is required to make monthly payments beginning on August 10, 2020 and until the maturity date, at which time all unpaid principal and interest will be due. Asien’s may prepay the loan in full or in part at any time without penalty. The promissory note and security agreement contains customary representations, warranties, affirmative and negative covenants and events of default for a loan of this type. The loan is secured by Asien’s inventory and equipment, accounts and other rights of payments, and general intangibles, as such terms are defined in the Uniform Commercial Code. The remaining principal balance of the note at September 30, 2021 is $300,000 and it has accrued interest of $2,564. On October 8, 2021, the revolving loan was paid off and terminated for $301,240.

6% Amortizing Promissory Note

On July 29, 2020, 1847 Asien entered into a securities purchase agreement with Joerg Christian Wilhelmsen and Susan Kay Wilhelmsen, as trustees of the Wilhelmsen Family Trust, U/D/T Dated May 1, 1992 (the “Asien’s Seller”), pursuant to which the Asien’s Seller sold to 415,000 of the Company’s common shares to 1847 Asien a purchase price of $2.50 per share. As consideration, 1847 Asien issued to the Asien’s Seller a two-year 6% amortizing promissory note in the aggregate principal amount of $1,037,500. One-half (50%) of the outstanding principal amount of the note ($518,750) and all accrued interest thereon, will be amortized on a two-year straight-line basis and is payable quarterly. The second-half (50%) of the outstanding principal amount of the note ($518,750) with all accrued, but unpaid interest thereon, is due on the second anniversary of the note. The note is unsecured and contains customary events of default. The remaining principal balance of the note at September 30, 2021 is $785,846 and it has accrued interest of $17,752. On October 8, 2021, this note was amended and $138,593 payment reduced the principal balance to $647,253.

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

The vested principal of the note due at the maturity date shall be calculated each year based on the average annual consolidated EBITDA (as defined in the note) of 1847 Cabinet for each of the years ended December 31, 2020, 2021 and 2022. The EBITDA for each year shall be divided by $1.4 million multiplied by 100 to obtain the vested percentage. The vested principal for each year shall be equal to the vested percentage for that year multiplied by $350,000. To the extent that the vested percentage for the subject year is less than 80%, no portion of the note for that year shall vest. To the extent that the vested percentage for the subject year is equal to or greater than 120%, the vested principal shall be equal to $420,000 for that year and no more. For the year ended December 31, 2020, EBITDA of 1847 Cabinet was approximately $1,531,000, resulting in a vested amount of approximately $415,000. As of September 30, 2021, the outstanding balance of this note is $498,979.

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

6% Secured Promissory Note

A portion of the purchase price for Wolo was paid by the issuance of a 6% secured promissory note in the principal amount of $850,000 by 1847 Wolo to Barbara Solow and Stanley Solow (the “Wolo Sellers”). Interest on the outstanding principal amount will be payable quarterly at the rate of six percent (6%) per annum. The note matures on the 39-month anniversary following the closing of the acquisition, at which time the outstanding principal amount of the note, along with all accrued, but unpaid interest, shall be paid in one lump sum. 1847 Wolo has the right to prepay all or any portion of the note at any time prior to the maturity date without premium or penalty of any kind. The note contains customary events of default and is secured by all of the assets of Wolo; provided that the rights of the Wolo Sellers under the note are subordinate to the rights of Sterling National Bank under the credit agreement described below. The remaining principal balance of the note at September 30, 2021 is $850,000 and it has accrued interest of $8,500. On October 8, 2021, the note was repaid in full.

Credit Agreement - Sterling National Bank

On March 30, 2021, 1847 Wolo and Wolo entered into a credit agreement with Sterling National Bank (“Sterling”) for (i) revolving loans in an aggregate principal amount that will not exceed the lesser of the borrowing base (as defined in the credit agreement) or $1,000,000 and (ii) a term loan in the principal amount of $3,550,000. The revolving loan is evidenced by a revolving credit note and the term loan is evidenced by a $3,550,000 term note. The remaining principal balance of the revolving credit note at September 30, 2021 is $996,309 and it has accrued interest of $3,529. The remaining principal balance of the term note at September 30, 2021 is $3,193,558, comprised of principal of $3,331,250, net of debt discount of $137,692, and it has accrued interest of $17,350. On October 8, 2021, the revolving loan and the term loan were repaid in full.

Vehicle Loans

Asien’s has entered into six retail installment sale contracts pursuant to which Asien’s agreed to finance its delivery trucks at rates ranging 3.98% to 6.99% with an aggregate remaining principal amount of $114,845 as of September 30, 2021.

Kyle’s has entered into two retail installment sale contracts pursuant to which Kyle’s agreed to finance its delivery trucks at rates ranging 5.90% to 6.54% with an aggregate remaining principal amount of $67,466 as of September 30, 2021.

Total Debt

The following table shows aggregate figures for the total debt described above that is coming due in the short and long term as of September 30, 2021. See the above disclosures for more details regarding these loans.

	Short-Term	Long-Term	Total Debt
Grid Promissory Note	$56,900	$-	$56,900
Revolving Loan	300,000	-	300,000
6% Amortizing Promissory Note	785,846	-	785,846
Vesting Promissory Note*	-	498,979	498,979
6% Secured Promissory Note	-	850,000	850,000
Revolving Credit Note – Sterling	996,309	-	996,309
Term Note – Sterling	481,250	2,712,308	3,193,558
Vehicle Loans	46,355	135,956	182,311
Total	$2,666,660	$4,197,243	$6,863,903

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

Critical Accounting Policies

The following discussion relates to critical accounting policies for our consolidated company. The preparation of financial statements in conformity with United States generally accepted accounting principles (“GAAP”) requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements:

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

Customer deposits ‒ Asien’s records customer deposits when payments are received in advance of the delivery of the merchandise. Asien’s expects that substantially all of the customer deposits will be recognized within six months as the performance obligations are satisfied.

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

Performance Obligations – For substantially all landscaping construction contracts, Kyle’s recognizes revenue over time, as performance obligations are satisfied, on a percentage completion basis on a total project cost basis. Typical contacts will last approximately 4-6 weeks from start to the substantial completion of the project.

Significant Judgments and Estimates – For cabinet construction contracts, measuring the percent completion on an individual project requires estimates obtained by discussions with field personnel. Estimates are also used in determining the total estimated total costs of a project. These estimates and assumptions are the best information management has at the time percent complete is calculated. Kyle’s employs the same estimation methodology on a quarterly basis.

Accounts Receivable, Net – Accounts receivable, net, are amounts due from customers where there is an unconditional right to consideration.

Contract assets and liabilities – Construction contract assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. Contract liabilities consist of advance payments and billings in excess of revenue recognized.

Automotive Supplies Segment

Wolo designs and manufactures horn and safety products (electric, air, truck, marine, motorcycle and industrial equipment), and offers vehicle emergency and safety warning lights for cars, trucks, industrial equipment and emergency vehicles. Focused on the automotive and industrial after-market, Wolo sells its products to big-box national retail chains, through specialty and industrial distributors, as well as on- line/mail order retailers and original equipment manufacturers.

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

Cost of sales includes the cost of purchased merchandise plus freight, warehouse salaries, tariffs, and any applicable delivery charges from the vendor to Wolo.

Warranties vary and are typically 90 days to consumers and manufacturing defect warranty to are available to resellers. At times, depending on the product, Wolo can also offer a warranty up to 12 months.

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

Inventory

For Asien’s, inventory mainly consists of appliances that are acquired for resale and is valued at the average cost determined on a specific item basis. Inventory also consists of parts that are used in service and repairs and may or may not be charged to the customer depending on warranty and contractual relationship. Kyle’s typically orders inventory on a job-by-job basis and those jobs are put into production within hours of being received. The inventory in production is accounted for in the contact assets and liabilities and follows the percentage completion methodology. Inventories consisting of materials and supplies are stated at lower of costs or market. Wolo’s inventory consists of finished goods acquired for resale and is valued at the weighted-average cost determined on a specific item basis. The Company periodically evaluates the value of items in inventory and provides write-downs to inventory based on its estimate of market conditions. The Company estimated an obsolescence allowance of $160,824 and $12,824 at September 30, 2021 and December 31, 2020, respectively.

Property and Equipment

Property and equipment is stated at historical cost less accumulated depreciation. Depreciation of furniture, vehicles and equipment is calculated using the straight-line method over the estimated useful lives as follows:

Useful Life (Years)
Building and Improvements	4
Machinery and Equipment	3-7
Trucks and Vehicles	3-6

Goodwill and Intangible Assets

In applying the acquisition method of accounting, amounts assigned to identifiable assets and liabilities acquired were based on estimated fair values as of the date of acquisition, with the remainder recorded as goodwill. Identifiable intangible assets are initially recorded at fair value using generally accepted valuation methods appropriate for the type of intangible asset. Identifiable intangible assets with definite lives are amortized over their estimated useful lives and are reviewed for impairment if indicators of impairment arise. Intangible assets with indefinite lives are tested for impairment within one year of acquisitions or annually as of December 1, and whenever indicators of impairment exist. The fair value of intangible assets are compared with their carrying values, and an impairment loss would be recognized for the amount by which a carrying amount exceeds its fair value.

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

Level 3 – Unobservable inputs that are not corroborated by market date.

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

Reconciliation of Non-GAAP Financial Measures

From time to time we may publicly disclose certain “non-GAAP” financial measures, such as earnings before interest, taxes, depreciation, and amortization (“EBITDA”) and adjusted EBITDA, during our investor presentations, earnings releases, earnings conference calls or other venues. A non-GAAP financial measure is a numerical measure of historical or future performance, financial position or cash flow that excludes amounts, or is subject to adjustments that effectively exclude amounts, included in the most directly comparable measure calculated and presented in accordance with GAAP in our consolidated financial statements, and vice versa for measures that include amounts, or are subject to adjustments that effectively include amounts, that are excluded from the most directly comparable measure as calculated and presented.

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

Reconciliation of EBITDA and Adjusted EBITDA

To provide investors with additional information about our financial results, we disclose within this report EBITDA and adjusted EBITDA, which are non-GAAP financial measures, of our retail and appliances segment (Asien’s), our construction segment (Kyle’s), and our automotive supplies segment (Wolo). These metrics are derived exclusively from the operations of Asien’s, Kyle’s and Wolo as reflected in our consolidated financial statements. We have provided below a reconciliation between EBITDA and adjusted EBITDA and net income (loss). Net income (loss) is the most directly comparable financial measure prepared in accordance with GAAP.

EBITDA is calculated as net income (loss) before interest expense, income tax expense (benefit), depreciation expense and amortization expense. Amortization expenses consist of amortization of intangibles and debt charges, including debt issuance costs, financing costs and the like.

Adjusted EBITDA is calculated utilizing the same calculation as described above in arriving at EBITDA further adjusted by: (i) non-controlling stockholder compensation, which generally consists of non-cash stock option expense; (ii) acquisition costs, which consist of transaction costs (legal, accounting, due diligence and the like) incurred in connection with the acquisition of a business expensed during the period; (iii) one-time extraordinary expenses or losses; (iv) impairment charges, which reflect write downs to goodwill or other intangible assets; (v) gains or losses recorded in connection with the sale of fixed assets; and (vi) gains or losses recognized upon the sale of a business.

We have included EBITDA and adjusted EBITDA in this report because we believe it enhances investors’ understanding of the operating results of each of our operating subsidiaries. EBITDA and adjusted EBITDA is provided because management believes it is an important measure of financial performance commonly used to determine the value of companies, to define standards for borrowing from institutional lenders and because it is the primary measure used by management to evaluate our performance.

Some limitations of EBITDA and adjusted EBITDA are:

●	EBITDA and adjusted EBITDA do not reflect the interest expense of, or the cash requirements necessary to, service interest or principal payments on our debts;
●	EBITDA and adjusted EBITDA do not reflect income tax payments that may represent a reduction in cash available to us;
●	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future; and
●	other companies may calculate EBITDA or adjusted EBITDA differently or not at all, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider EBITDA and adjusted EBITDA alongside other financial performance measures, including net income and audited historical financial results presented elsewhere in the report in accordance with GAAP.

The following table presents a reconciliation of net income to EBITDA and adjusted EBITDA for the nine months ended September 30, 2021:

	Nine Months Ended September 30, 2021
	Retail & Appliances	Construction	Automotive Supplies	Corporate Services	Total
Net income (loss)	$572,247	$(439,873)	$(1,363,331)	$2,520,720	$1,289,763
Adjusted for:
Provision (benefit) for income taxes	-	-	(21,900)	-	(21,900)
Interest expense, net	45,800	652,056	434,515	(836,589)	295,782
Depreciation and amortization	135,783	242,613	169,260	-	547,656
EBITDA	753,830	454,796	(781,456)	1,684,131	2,111,301
Gain on disposition of subsidiary	-	-	-	(3,282,804)	(3,282,804)
Net loss from discontinued operations	-	-	-	(132,223)	(132,223)
Gain on sale of fixed assets	-	(10,885)	-	-	(10,885)
Acquisition related expenses	-	-	604,870	-	604,870
Gain on forgiveness of debt	(360,302)	-	-	-	(360,302)
Loss on extinguishment of debt	-	-	-	757,792	757,792
Adjusted EBITDA	$393,528	$443,911	$(176,586)	$(973,104)	$(312,251)

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

Nine Months Ended September 30, 2021
Net income (loss)	$1,289,763
Adjustment to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	547,655
Gain on sale of fixed assets	(10,885)
Loss on extinguishment of debt	(757,792)
Gain on forgiveness of debt	360,302
Gain on distribution of subsidiary	(3,282,804)
Net income for discontinued operations	(132,223)
Changes in operating assets and liabilities	1,604,635
Net cash used in operating activities	(381,349)
Adjustments
Interest expense, net	295,782
Estimated maintenance capital expenditures	-
Estimated cash flow available for distribution and reinvestment	$(85,567)

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2021. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which we are still in the process of remediating as of September 30, 2021, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 for the description of these weaknesses.

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

During its evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2021, our management identified the following material weaknesses:

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

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, our management has identified the steps necessary to address the material weaknesses, and in the second quarter of 2021, we continued to implement the following remedial procedures:

●	On September 7, 2021, we hired Vernice Howard as our Chief Financial Officer. Ms. Howard has over 30 years of experience in the fields of finance and accounting and has significant GAAP and SEC reporting experience.

●	We plan to make necessary changes by providing training to our financial team and our other relevant personnel on the GAAP accounting guidelines applicable to financial reporting requirements.

●	We have engaged the outsourced accounting and financial reporting services of Carrollton Partners, LLC and we continue to use its services and those of other outsourced financial professionals for corporate and subsidiary financial reporting.

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

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during the third quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during three months ended September 30, 2021 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

We did not repurchase any of our common shares during the three months ended September 30, 2021.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the third quarter of fiscal 2021 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS.

Exhibit No.	Description of Exhibit
3.1	Certificate of Formation of 1847 Holdings LLC (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed on February 7, 2014)
3.2	Second Amended and Restated Operating Agreement of 1847 Holdings LLC, dated January 19, 2018 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 22, 2018)
3.3	Amendment No. 1 to Second Amended and Restated Operating Agreement of 1847 Holdings LLC, dated August 5, 2021 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 11, 2021)
4.1	Amended and Restated Share Designation of Series A Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on April 1, 2021)
4.2	Amendment No. 1 to Amended and Restated Share Designation of Series A Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on October 5, 2021)
4.3	Form of Common Share Purchase Warrant relating to 2020 private placement (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on October 7, 2020)
4.4	Form of Common Share Purchase Warrant relating to March 2021 private placement (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on April 1, 2021)
4.5	Warrant for Common Shares issued by 1847 Holdings LLC to Leonite Capital LLC on October 8, 2021 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on October 13, 2021)
4.6	Warrant for Common Shares issued by 1847 Holdings LLC to Leonite Capital LLC on October 8, 2021 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on October 13, 2021)
10.1	Separation Agreement and Release, dated September 5, 2021, between Jay Amond and 1847 Holdings LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 10, 2021)
10.2	Employment Offer Letter, dated September 7, 2021, between Vernice L. Howard and 1847 Holdings LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on September 10, 2021)
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 15, 2021	1847 HOLDINGS LLC

/s/ Ellery W. Roberts
	Name:	Ellery W. Roberts
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Vernice L. Howard
	Name:	Vernice L. Howard
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)