Form 10-K
period 2021-12-31
1847 Holdings LLC
filed 2022-03-31
CIK 1599407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

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

As of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common shares held by non-affiliates (based upon the closing price of such shares as reported on OTCQB Market) was approximately $3,886,442.  Shares held by each executive officer and director and by each person who owns 10% or more of the outstanding common shares have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 30, 2022, there were a total of 4,995,232 common shares of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

1847 Holdings LLC

Annual Report on Form 10-K

Year Ended December 31, 2021

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

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

The forward-looking statements made in this report relate only to events or information as of the date on which the statements are made in this report. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

ii

PART I

ITEM 1. BUSINESS.

OUR BUSINESS

Overview

We are an acquisition holding company focused on acquiring and managing a group of small businesses, which we characterize as those that have an enterprise value of less than $50 million, in a variety of different industries headquartered in North America. To date, we have completed six acquisitions and subsequently spun off two of the acquired companies.

On May 28, 2020, our subsidiary 1847 Asien Inc., or 1847 Asien, acquired Asien’s Appliance, Inc., a California corporation, or Asien’s. Asien’s has been in business since 1948 serving the North Bay area of Sonoma County, California. It provides a wide variety of appliance services, including sales, delivery/installation, in-home service and repair, extended warranties, and financing. Its main focus is delivering personal sales and exceptional service to its customers at competitive prices.

On September 30, 2020, our subsidiary 1847 Cabinet Inc., or 1847 Cabinet, acquired Kyle’s Custom Wood Shop, Inc., an Idaho corporation, or Kyle’s. Kyle’s is a leading custom cabinetry maker servicing contractors and homeowners since 1976 in Boise, Idaho and the surrounding area. Kyle’s focuses on designing, building, and installing custom cabinetry primarily for custom and semi-custom builders.

On March 30, 2021, our subsidiary 1847 Wolo Inc., or 1847 Wolo, acquired Wolo Mfg. Corp., a New York corporation, and Wolo Industrial Horn & Signal, Inc., a New York corporation (which we collectively refer to as Wolo). Headquartered in Deer Park, New York and founded in 1965, Wolo designs and sells horn and safety products (electric, air, truck, marine, motorcycle and industrial equipment), and offers vehicle emergency and safety warning lights for cars, trucks, industrial equipment and emergency vehicles.

On October 8, 2021, our subsidiary 1847 Cabinet acquired High Mountain Door & Trim Inc., a Nevada corporation, or High Mountain, and Sierra Homes, LLC d/b/a Innovative Cabinets & Design, a Nevada limited liability company, or Innovative Cabinets. Headquartered in Reno, Nevada and founded in 2014, High Mountain specializes in all aspects of finished carpentry products and services, including doors, door frames, base boards, crown molding, cabinetry, bathroom sinks and cabinets, bookcases, built-in closets, and fireplace mantles, among others, working primarily with large homebuilders of single-family homes and commercial and multi-family developers. Innovative Cabinets is headquartered in Reno, Nevada and was founded in 2008. It specializes in custom cabinetry and countertops for a client base consisting of single-family homeowners, builders of multi-family homes, as well as commercial clients.

Our first acquisition was on March 3, 2017, pursuant to which our subsidiary 1847 Neese Inc., or 1847 Neese, acquired Neese, Inc., or Neese, a business specializing in providing a wide range of land application services and selling equipment and parts in Grand Junction, Iowa. On April 19, 2021, we sold 1847 Neese back to the original owners.

On April 5, 2019, our subsidiary 1847 Goedeker Inc., or 1847 Goedeker, acquired substantially all of the assets of Goedeker Television Co., or Goedeker Television, a one-stop e-commerce destination for home furnishings, including appliances, furniture, home goods and related products. On October 23, 2020, we distributed all of the shares of 1847 Goedeker that we held to our shareholders, so we no longer own 1847 Goedeker.

Through our structure, we offer investors an opportunity to participate in the ownership and growth of a portfolio of businesses that traditionally have been owned and managed by private equity firms, private individuals or families, financial institutions or large conglomerates. We believe that our management and acquisition strategies will allow us to achieve our goals to grow regular distributions to our common shareholders and increasing common shareholder value over time.

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

Our Market Opportunity

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

We believe that our management team’s strong relationships with business brokers, investment and commercial bankers, accountants, attorneys and other potential sources of acquisition opportunities offers us substantial opportunities to purchase small businesses. See Item 10“Directors, Executive Officers and Corporate Governance” for more information about our management team.

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

Our Strategy

Our long-term goals are to grow regular distributions to our common shareholders and to increase common shareholder value over the long-term. We plan to continue focusing on acquiring businesses. Therefore, we intend to continue to identify, perform due diligence on, negotiate and consummate platform acquisitions of small businesses in attractive industry sectors.

Unlike buyers of small businesses that rely on significant leverage to consummate acquisitions (as demonstrated by the data presented by total enterprise value, or TEV, below), we plan to limit the use of third-party (i.e., external) acquisition leverage so that our debt will not exceed the market value of the assets we acquire and so that our debt to EBITDA ratio will not exceed 1.25x to 1 for our operating subsidiaries. We believe that limiting leverage in this manner will avoid the imposition on stringent lender controls on our operations that would otherwise potentially hamper the growth of our operating subsidiaries and otherwise harm our business even during times when we have positive operating cash flows. Additionally, in our experience, leverage rarely leads to “break-out” returns and often creates negative return outcomes that are not correlated with the profitability of the business.

Source: GF Data ®

Source: GF Data ®

Management Strategy

Our management strategy involves the identification, performance of due diligence, negotiation and consummation of acquisitions. After acquiring businesses, we attempt to grow the businesses both organically and through add-on or bolt-on acquisitions. Add-on or bolt-on acquisitions are acquisitions by a company of other companies in the same industry. Following the acquisition of companies, we seek to grow the earnings and cash flow of acquired companies and, in turn, grow regular distributions to our common shareholders and to increase common shareholder value over time. We believe we can increase the cash flows of our businesses by applying our intellectual capital to improve and grow our businesses.

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

Our Competitive Advantages

We believe that our manager’s collective investment experience and approach to executing our investment strategy provide us with several competitive advantages. These competitive advantages, certain of which are discussed below, have enabled our management to generate very attractive risk- adjusted returns for investors in their predecessor firms.

Robust Network. Through their activities with their predecessor firms and their comprehensive marketing capabilities, we believe that the management team of our manager has established a “top of mind” position among investment bankers and business brokers targeting small businesses. By employing an institutionalized, multi-platform marketing strategy, we believe our manager has established a robust national network of personal relationships with intermediaries, seasoned operating executives, entrepreneurs and managers, thereby firmly establishing our presence and credibility in the small business market. In contrast to many other buyers of and investors in small businesses, we believe that we can buy businesses at value-oriented multiples and through our asset management activities with a group of professional, experienced and talented operating partners, create appreciable value. We believe our experience, track record and consistent execution of our marketing and investment activities will allow us to maintain a leadership position as the preferred partner for today’s small business market.

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

Operating Partner. Our manager has consistently worked with a strong network of seasoned operating partners - former entrepreneurs and executives with extensive experience building, managing and optimizing successful small businesses across a range of industries. We believe that our operating partner model will enable us to make a significant improvement in the operating subsidiary, as compared to other buyers, such as traditional private equity firms, which rely principally upon investment professionals to make acquisition/investment and monitoring decisions regarding not only the business, financial and legal due diligence aspects of a business but also the more operational aspects including industry dynamics, management strength and strategic growth initiatives. We typically engage an operating partner soon after identifying a target business for acquisition, enhancing our acquisition judgment and building the acquisition team’s relationship with the subsidiary’s management team. Operating partners usually serve as a member of the board of directors of an operating subsidiary and spend two to four days per month working with the subsidiary’s management team. We leverage the operating partner’s extensive experience to build the management team, improve operations and assist with strategic growth initiatives, resulting in value creation.

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

Employees

As of December 31, 2021, our company had three full-time employees (excluding our operating subsidiaries described below).

OUR CORPORATE STRUCTURE AND HISTORY

Our company is a Delaware limited liability company that was formed on January 22, 2013. Your rights as a holder of common shares, and the fiduciary duties of our board of directors and executive officers, and any limitations relating thereto, are set forth in the operating agreement governing our company and differ from those applying to a Delaware corporation. However, subject to certain exceptions, the documents governing our company specify that the duties of our directors and officers will be generally consistent with the duties of directors and officers of a Delaware corporation.

Our company is classified as a partnership for U.S. federal income tax purposes. Under the partnership income tax provisions, our company is not expected to incur any U.S. federal income tax liability; rather, each of our shareholders will be required to take into account his or her allocable share of company income, gain, loss, deduction and credit. As a holder of our shares, you may not receive cash distributions sufficient in amount to cover taxes in respect of your allocable share of our net taxable income. We will file a partnership return with the IRS and will issue you with tax information, including a Schedule K-1, setting forth your allocable share of our income, gain, loss, deduction, credit and other items. The U.S. federal income tax rules that apply to partnerships are complex, and complying with the reporting requirements may require significant time and expense. See “Material U.S. Federal Income Tax Considerations” included in our amended registration statement on Form S-1 filed with the Securities and Exchange Commission, or the SEC, on January 31, 2022, for more information.

We currently have four classes of limited liability company interests - the common shares, the series A senior convertible preferred shares, the series B senior convertible preferred shares and the allocation shares. All of our allocation shares have been and will continue to be held by our manager.

On March 3, 2017, our newly formed wholly-owned subsidiary 1847 Neese acquired all of the issued and outstanding capital stock of Neese for an aggregate purchase price of $6,655,000, consisting of: (i) $2,225,000 in cash; (ii) 450 shares of the common stock of 1847 Neese, valued by the parties at $1,530,000, constituting 45% of its capital stock; (iii) the issuance of a vesting promissory note in the principal amount of $1,875,000 (which was determined to have a fair value of $395,634) due June 30, 2020; and (iv) the issuance of a short-term promissory note in the principal amount of $1,025,000 due March 3, 2018. On April 19, 2021, we entered into a stock purchase agreement with the original owners of Neese, pursuant to which they purchased our 55% ownership interest in 1847 Neese for a purchase price of $325,000 in cash. As a result of this transaction, 1847 Neese is no longer a subsidiary of our company.

On April 5, 2019, our newly formed indirect wholly-owned subsidiary 1847 Goedeker acquired substantially all of the assets of Goedeker Television for an aggregate purchase price of $6,200,000 consisting of: (i) $1,500,000 in cash; (ii) the issuance of a promissory note in the principal amount of $4,100,000; and (iii) up to $600,000 in earn out payments. As additional consideration, our newly formed wholly-owned subsidiary 1847 Goedeker Holdco Inc., or 1847 Holdco, issued to each of the stockholders of Goedeker Television a number of shares of its common stock equal to a 11.25% non-dilutable interest in all of the issued and outstanding stock of 1847 Holdco as of the closing date. On August 4, 2020, 1847 Holdco distributed all of its shares of 1847 Goedeker to its stockholders in accordance with their pro rata ownership in 1847 Holdco, after which time 1847 Holdco was dissolved. On October 23, 2020, we distributed all of the shares of 1847 Goedeker that we held to our shareholders. As a result of this distribution, 1847 Goedeker is no longer a subsidiary of our company.

On May 28, 2020, our newly formed wholly-owned subsidiary 1847 Asien acquired all of the issued and outstanding capital stock of Asien’s for an aggregate purchase price of $1,918,000 consisting of: (i) $233,000 in cash; (ii) the issuance of an amortizing promissory note in the principal amount of $200,000; (iii) the issuance of a demand promissory note in the principal amount of $655,000; and (iv) 415,000 common shares of our company, having a mutually agreed upon value of $830,000 and a fair value of $1,037,500, which could be repurchased by 1847 Asien for a period of one year following the closing at a purchase price of $2.50 per share. The shares were repurchased by 1847 Asien on July 29, 2020. As a result of this transaction, we own 95% of 1847 Asien, with the remaining 5% held by Leonite Capital LLC, or Leonite, and 1847 Asien owns 100% of Asien’s. 1847 Asien was formed in the State of Delaware on March 24, 2020 and Asien’s was formed in the State of California on February 6, 2004.

On September 30, 2020, our newly formed wholly-owned subsidiary 1847 Cabinet acquired all of the issued and outstanding capital stock of Kyle’s for an aggregate purchase price of up to $6,839,792, consisting of (i) $4,389,792 in cash, (ii) an 8% contingent subordinated note in the aggregate principal amount of up to $1,050,000, and (iii) 700,000 common shares of our company, having a mutually agreed upon value of $1,400,000 and a fair value of $3,675,000. As a result of this transaction, we own 92.5% of 1847 Cabinet, with the remaining 7.5% held by Leonite, and 1847 Cabinet owns 100% of Kyle’s. 1847 Cabinet was formed in the State of Delaware on August 21, 2020 and Kyle’s was formed in the State of Idaho on May 7, 1991.

On March 30, 2021, our newly formed wholly-owned subsidiary 1847 Wolo acquired all of the issued and outstanding capital stock of Wolo for an aggregate purchase price of $8,344,055, consisting of (i) $6,550,000 in cash, (ii) a 6% secured promissory note in the aggregate principal amount of $850,000 and (iii) cash paid to seller, net of working capital adjustment, of $944,055. As a result of this transaction, we own 92.5% of 1847 Wolo, with the remaining 7.5% held by Leonite, and 1847 Wolo owns 100% of Wolo Mfg. Corp and Wolo Industrial Horn & Signal, Inc. 1847 Wolo was formed in the State of Delaware on December 3, 2020. Wolo Mfg. Corp. was formed in the State of New York on August 6, 1965 and Wolo Industrial Horn & Signal, Inc. was formed in the State of New York on January 28, 1999.

On October 8, 2021, 1847 Cabinet acquired all of the issued and outstanding capital stock or other equity securities of High Mountain and Innovative Cabinets for an aggregate purchase price of $16,567,845 (subject to adjustment), consisting of (i) $10,687,500 in cash (subject to adjustment) and (ii) the issuance by 1847 Cabinet of 6% subordinated convertible promissory notes in the aggregate principal amount of $5,880,345.

The purchase price is subject to a post-closing working capital adjustment provision. Under this provision, the sellers delivered to 1847 Cabinet at the closing an unaudited balance sheet of High Mountain and Innovative Cabinets and a calculation of estimated net working capital of High Mountain and Innovative Cabinets as of that date. On or before the 75th day following the closing, 1847 Cabinet must deliver to the sellers an unaudited balance sheet of High Mountain and Innovative Cabinets and its calculation of the final net working capital of High Mountain and Innovative Cabinets as of the closing date. If such final net working capital exceeds the estimated net working capital, 1847 Cabinet must, within seven days, pay to the sellers an amount of cash that is equal to such excess. If the estimated net working capital exceeds the final net working capital, the sellers must, within seven days, pay to 1847 Cabinet an amount in cash equal to such excess. As of the date of this report, the post-closing working capital adjustment has not been completed notwithstanding the fact that the date of this report is past the 75th day following closing. 1847 Cabinet has agreed with the sellers to finalize the post-working capital adjustment.

As a result of this transaction, 1847 Cabinet owns 92.5% of High Mountain and Innovative Cabinets, with the remaining 7.5% held by Leonite. High Mountain was formed in the State of Nevada on April 4, 2014 and Innovative Cabinets was formed in the State of Nevada on June 17, 2008.

On May 14, 2021, we formed 1847 HQ Inc. as a wholly-owned subsidiary in the State of Delaware to manage our benefit plans.

The following chart depicts our current organizational structure:

Ellery W. Roberts
Sole Managing Member
52%
54%
1847 Partners
Class A Member LLC
(Delaware)
1847 Partners
Class B Member LLC
(Delaware)
100% Class A Interest
100% Class B Interest
1847 Partners LLC
(Delaware)
Common Shareholders
Management
Services
Agreement
100% Allocation
100% Common
1847 HOLDINGS LLC
(Delaware)
92.5%
95%
100%
92.5%
1847 Wolo Inc.
(Delaware)
1847 Asien Inc.
(Delaware)
1847 HQ Inc.
(Delaware)
1847 Cabinet Inc.
(Delaware)
100%
100%
100%
92.5%
100%
92.5%
Wolo
MFG. Corp.
(New York)
Wolo
Industrial Horn
& Signal, Inc.
(New York)
Asien's
Appliance, Inc.
(California)
High Mountain
Door &
Trim Inc.
(Nevada)
Kyle's
Custom Wood
Shop, Inc.
(Idaho)
Sierra
Homes, LLC
(Nevada)

See “—Our Manager” for more details regarding the ownership of our manager.

OUR MANAGER

Overview of Our Manager

Our manager, 1847 Partners LLC, is a Delaware limited liability company. It has two classes of limited liability interests known as Class A interests and Class B interests. The Class A interests, which give the holder the right to the profit allocation received by our manager as a result of holding our allocation shares, are owned in their entirety by 1847 Partners Class A Member LLC; and the Class B interests, which give the holder the right to all other profits or losses of our manager, including the management fee payable to our manager by us, are owned in their entirety by 1847 Partners Class B Member LLC. 1847 Partners Class A Member LLC is owned 52% by Ellery W. Roberts, our Chief Executive Officer, 38% by 1847 Founders Capital LLC, which is owned by Edward J. Tobin, and approximately 9% by Louis A. Bevilacqua, the managing member of Bevilacqua PLLC, our outside counsel, with the balance being owned by a former contractor to such law firm. 1847 Partners Class B Member LLC is owned 54% by Ellery W. Roberts, 36% by 1847 Founders Capital LLC and 10% by Louis A. Bevilacqua. Mr. Roberts is also the sole manager of both entities. In the future, Mr. Roberts may cause 1847 Partners Class A Member LLC or 1847 Partners Class B Member LLC to issue units to employees of our manager to incentivize those employees by providing them with the ability to participate in our manager’s incentive allocation and management fee.

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

Our manager will review each acquisition or disposition opportunity presented to our manager to determine if such opportunity satisfies the acquisition and disposition criteria established by our board of directors. The acquisition and disposition criteria provide that our manager will review each acquisition opportunity presented to it to determine if such opportunity satisfies our acquisition and disposition criteria, and if it is determined, in our manager’s sole discretion, that an opportunity satisfies the criteria, our manager will refer the opportunity to our board of directors for its authorization and approval prior to the consummation of any such opportunity.

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

We believe we will be able to acquire small businesses for multiples ranging from three to six times EBITDA. With respect to investment opportunities that do not fall within the criteria set forth above, our manager must first present such opportunities to our board of directors. Our board of directors and our manager will review these criteria from time to time and our board of directors may make changes and modifications to such criteria as we make additional acquisitions and dispositions.

If an acquisition opportunity is referred to our board of directors by our manager and our board of directors determines not to timely pursue such opportunity in whole or in part, any part of such opportunity that we do not promptly pursue may be pursued by our manager or may be referred by our manager to any person, including affiliates of our manager. In this case, our manager is likely to devote a portion of its time to the oversight of this opportunity, including the management of a business that we do not own.

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

In general, our manager performs those services for us that would be typically performed by the executive officers of a company. Specifically, our manager performs the following services, which we refer to as the management services, pursuant to the management services agreement:

●	manage our day-to-day business and operations, including our liquidity and capital resources and compliance with applicable law;

●	identify, evaluate, manage, perform due diligence on, negotiate and oversee acquisitions of target businesses and any other investments;

●	evaluate and oversee the financial and operational performance of our businesses, including monitoring the business and operations of such businesses, and the financial performance of any other investments that we make;

●	provide, on our behalf, managerial assistance to our businesses;

●	evaluate, manage, negotiate and oversee dispositions of all or any part of any of our property, assets or investments, including disposition of all or any part of our businesses;

●	provide or second, as necessary, employees of our manager to serve as our executive officers or other employees or as members of our board of directors; and

●	perform any other services that would be customarily performed by executive officers and employees of a publicly listed or quoted company.

We and our manager have the right at any time during the term of the management services agreement to change the services provided by our manager. In performing management services, our manager has all necessary power and authority to perform, or cause to be performed, such services on our behalf, and, in this respect, our manager is the only provider of management services to us. Nonetheless, our manager is required to obtain authorization and approval of our board of directors in all circumstances where executive officers of a corporation typically would be required to obtain authorization and approval of a corporation’s board of directors, including, for example, with respect to the consummation of an acquisition of a target business, the issuance of securities or the entry into credit arrangements.

While our Chief Executive Officer, Mr. Ellery W. Roberts, intends to devote substantially all of his time to the affairs of our company, neither Mr. Roberts, nor our manager, is expressly prohibited from investing in or managing other entities. In this regard, the management services agreement does not require our manager and its affiliates to provide management services to us exclusively.

Secondment of Our Executive Officers

In accordance with the terms of the management services agreement, our manager may second to us our executive officers, which means that these individuals will be assigned by our manager to work for us during the term of the management services agreement. Our board of directors has appointed Mr. Roberts as an executive officer of our company. Although Mr. Roberts is an employee of our manager, he will report directly, and be subject, to our board of directors. In this respect, our board of directors may, after due consultation with our manager, at any time request that our manager replace any individual seconded to us and our manager will, as promptly as practicable, replace any such individual; however, our Chief Executive Officer, Mr. Roberts, controls our manager, which may make it difficult for our board of directors to completely sever ties with Mr. Roberts. Our manager and our board of directors may agree from time to time that our manager will second to us one or more additional individuals to serve on our behalf, upon such terms as our manager and our board of directors may mutually agree.

Indemnification by our Company

We have agreed to indemnify and hold harmless our manager and its employees and representatives, including any individuals seconded to us, from and against all losses, claims and liabilities incurred by our manager in connection with, relating to or arising out of the performance of any management services. However, we will not be obligated to indemnify or hold harmless our manager for any losses, claims and liabilities incurred by our manager in connection with, relating to or arising out of (i) a breach by our manager or its employees or its representatives of the management services agreement, (ii) the gross negligence, willful misconduct, bad faith or reckless disregard of our manager or its employees or representatives in the performance of any of its obligations under the management services agreement, or (iii) fraudulent or dishonest acts of our manager or its employees or representatives with respect to our company or any of its businesses.

Termination of Management Services Agreement

Our board of directors may terminate the management services agreement and our manager’s appointment if, at any time:

●	a majority of our board of directors vote to terminate the management services agreement, and the holders of at least a majority of the outstanding shares (other than shares beneficially owned by our manager) then entitled to vote also vote to terminate the management services agreement;

●	neither Mr. Roberts nor his designated successor controls our manager, which change of control occurs without the prior written consent of our board of directors;

●	there is a finding by a court of competent jurisdiction in a final, non-appealable order that (i) our manager materially breached the terms of the management services agreement and such breach continued unremedied for 60 days after our manager receives written notice from us setting forth the terms of such breach, or (ii) our manager (x) acted with gross negligence, willful misconduct, bad faith or reckless disregard in performing its duties and obligations under the management services agreement, or (y) engaged in fraudulent or dishonest acts in connection with our business or operations;

●	our manager has been convicted of a felony under federal or state law, our board of directors finds that our manager is demonstrably and materially incapable of performing its duties and obligations under the management services agreement, and the holders of at least 66 2/3% of the then outstanding shares, other than shares beneficially owned by our manager, vote to terminate the management services agreement; or

●	there is a finding by a court of competent jurisdiction that our manager has (i) engaged in fraudulent or dishonest acts in connection with our business or operations or (ii) acted with gross negligence, willful misconduct, bad faith or reckless disregard in performing its duties and obligations under the management services agreement, and the holders of at least 66 2/3% of the then outstanding shares (other than shares beneficially owned by our manager) vote to terminate the management services agreement.

In addition, our manager may resign and terminate the management services agreement at any time upon 120 days prior written notice to us, and this right is not contingent upon the finding of a replacement manager. However, if our manager resigns, until the date on which the resignation becomes effective, it will, upon request of our board of directors, use reasonable efforts to assist our board of directors to find a replacement manager at no cost and expense to us.

Upon the termination of the management services agreement, seconded officers, employees, representatives and delegates of our manager and its affiliates who are performing the services that are the subject of the management services agreement will resign their respective position with us and cease to work at the date of such termination or at any other time as determined by our manager. Any director appointed by our manager may continue serving on our board of directors, subject to the terms of the operating agreement.

If we terminate the management services agreement, we have agreed to cease using the term “1847”, including any trademarks based on the name of our company that may be licensed to them by our manager, under the licensing provisions of the management services agreement, entirely in our business and operations within 180 days of such termination. Such licensing provisions of the management services agreement would require our company and its businesses to change their names to remove any reference to the term “1847” or any reference to trademarks licensed to them by our manager. In this respect, our right to use the term “1847” and related intellectual property is subject to licensing provisions between our manager, on the one hand, and our company, on the other hand.

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

As a service provider, our manager performs a variety of services for us, which entitles it to receive a management fee. As holder of our allocation shares, our manager has the right to a preferred distribution in the form of a profit allocation upon the occurrence of certain events. Our manager paid $1,000 for the allocation shares. In addition, our manager will have the right to cause us to purchase the allocation shares then owned by our manager upon termination of the management services agreement.

These relationships with our manager are governed principally by the following agreements:

●	the management services agreements relating to the services our manager performs for us and our businesses; and

●	our operating agreement relating to our manager’s rights with respect to the allocation shares it owns and which contains the supplemental put provision relating to our manager’s right to cause us to purchase the allocation shares it owns.

We also expect that our manager will enter into offsetting management services agreements and transaction services agreements with our businesses directly. These agreements, and some of the material terms relating thereto, are discussed in more detail below. The management fee, profit allocation and put price under the supplemental put provision will be our payment obligations and, as a result, will be paid, along with other company obligations, prior to the payment of distributions to common shareholders.

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

Management Fee

We will pay our manager a quarterly management fee equal to 0.5% (2.0% annualized) of its adjusted net assets, as discussed in more detail below (which we refer to as the parent management fee).

Subject to any adjustments discussed below, for performing management services under the management services agreement during any fiscal quarter, we will pay our manager a management fee with respect to such fiscal quarter. The management fee to be paid with respect to any fiscal quarter will be calculated as of the last day of such fiscal quarter, which we refer to as the calculation date. The management fee will be calculated by an administrator, which will be our manager so long as the management services agreement is in effect. The amount of any management fee payable by us as of any calculation date with respect to any fiscal quarter will be (i) reduced by the aggregate amount of any offsetting management fees, if any, received by our manager from any of our businesses with respect to such fiscal quarter, (ii) reduced (or increased) by the amount of any over-paid (or under-paid) management fees received by (or owed to) our manager as of such calculation date, and (iii) increased by the amount of any outstanding accrued and unpaid management fees.

The management fee will be paid prior to the payment of distributions to our common shareholders. If we do not have sufficient liquid assets to pay the management fee when due, we may be required to liquidate assets or incur debt in order to pay the management fee.

Offsetting Management Services Agreements

Pursuant to the management services agreement, we have agreed that our manager may, at any time, enter into offsetting management services agreements with our businesses pursuant to which our manager may perform services that may or may not be similar to management services. Any fees to be paid by one of our businesses pursuant to such agreements are referred to as offsetting management fees and will offset, on a dollar-for-dollar basis, the management fee otherwise due and payable by us under the management services agreement with respect to a fiscal quarter. The management services agreement provides that the aggregate amount of offsetting management fees to be paid to our manager with respect to any fiscal quarter shall not exceed the management fee to be paid to our manager with respect to such fiscal quarter.

Our manager entered into offsetting management services agreements with 1847 Neese, 1847 Goedeker, 1847 Asien, 1847 Cabinet and 1847 Wolo. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management Fees” for a description of these agreements. Our manager may also enter into offsetting management services agreements with our future subsidiaries, which agreements would be in the form prescribed by our management services agreement. The offsetting management fee paid to our manager for providing management services to a future subsidiary will vary.

The services that our manager provides under the offsetting management services agreements include: conducting general and administrative supervision and oversight of the subsidiary’s day-to-day business and operations, including, but not limited to, recruiting and hiring of personnel, administration of personnel and personnel benefits, development of administrative policies and procedures, establishment and management of banking services, managing and arranging for the maintaining of liability insurance, arranging for equipment rental, maintenance of all necessary permits and licenses, acquisition of any additional licenses and permits that become necessary, participation in risk management policies and procedures; and overseeing and consulting with respect to our business and operational strategies, the implementation of such strategies and the evaluation of such strategies, including, but not limited to, strategies with respect to capital expenditure and expansion programs, acquisitions or dispositions and product or service lines. If our manager and the subsidiary do not enter into an offsetting management services agreement, our manager will provide these services for our subsidiaries under our management services agreement.

Example of Calculation of Management Fee with Adjustment for Offsetting Management Fees

In order to better understand how the management fee is calculated, we are providing the following example:

Quarterly management fee:		(in thousands)
1	Consolidated total assets	$100,000
2	Consolidated accumulation amortization of intangibles	5,000
3	Total cash and cash equivalents	5,000
4	Adjusted total liabilities	(10,000)
5	Adjusted net assets (Line 1 + Line 2 – Line 3 – Line 4)	90,000
6	Multiplied by quarterly rate	0.5%
7	Quarterly management fee	$450

Offsetting management fees:
8	Acquired company A offsetting management fees	$(100)
9	Acquired company B offsetting management fees	(100)
10	Acquired company C offsetting management fees	(100)
11	Acquired company D offsetting management fees	(100)
12	Total offsetting management fees (Line 8 + Line 9 – Line 10 – Line 11)	(400)
13	Quarterly management fee payable by Company (Line 7 + Line 12)	$50

The foregoing example provides hypothetical information only and does not intend to reflect actual or expected management fee amounts.

For purposes of the calculation of the management fee:

●	“Adjusted net assets” will be equal to, as of any calculation date, the sum of (i) our consolidated total assets (as determined in accordance with U.S. generally accepted accounting principles, or GAAP) as of such calculation date, plus (ii) the absolute amount of our consolidated accumulated amortization of intangibles (as determined in accordance with GAAP) as of such calculation date, minus (iii) total cash and cash equivalents, minus (iv) the absolute amount of our adjusted total liabilities as of such calculation date.

●	“Adjusted total liabilities” will be equal to, as of any calculation date, our consolidated total liabilities (as determined in accordance with GAAP) as of such calculation date after excluding the effect of any outstanding third-party indebtedness.

●	“Quarterly management fee” will be equal to, as of any calculation date, the product of (i) 0.5%, multiplied by (ii) our adjusted net assets as of such calculation date; provided, however, that with respect to any fiscal quarter in which the management services agreement is terminated, we will pay our manager a management fee with respect to such fiscal quarter equal to the product of (i)(x) 0.5%, multiplied by (y) our adjusted net assets as of such calculation date, multiplied by (ii) a fraction, the numerator of which is the number of days from and including the first day of such fiscal quarter to but excluding the date upon which the management services agreement is terminated and the denominator of which is the number of days in such fiscal quarter.

●	“Total offsetting management fees” will be equal to, as of any calculation date, fees paid to our manager by the businesses that we acquire in the future under separate offsetting management services agreements.

Transaction Services Agreements

Pursuant to the management services agreement, we have agreed that our manager may, at any time, enter into transaction services agreements with any of our businesses relating to the performance by our manager of certain transaction-related services in connection with the acquisitions of target businesses by us or dispositions of our property or assets. These services may include those customarily performed by a third-party investment banking firm or similar financial advisor, which may or may not be similar to management services, in connection with the acquisition of target businesses by us or our subsidiaries or disposition of subsidiaries or any of our property or assets or those of our subsidiaries. In connection with providing transaction services, our manager will generally receive a fee equal to the sum of (i) 2.0% of the aggregate purchase price of the target business up to and equal to $50 million, plus (ii) 1.5% of the aggregate purchase price of the target business in excess of $50 million and up to and equal to $100 million, plus (iii) 1.0% of the aggregate purchase price over $100 million, subject to annual review by our board of directors. The purchase price of a target business shall be defined as the aggregate amount of consideration, including cash and the value of any shares issued by us on the date of acquisition, paid for the equity interests of such target business plus the aggregate principal amount of any debt assumed by us of the target business on the date of acquisition or any similar formulation. The other terms and conditions relating to the performance of transaction services will be established in accordance with market practice.

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

Any fees received by our manager pursuant to such a transaction services agreement will be in addition to the management fee payable by us pursuant to the management services agreement and will not offset the payment of such management fee. A transaction services agreement with any of our businesses may provide for the reimbursement of costs and expenses incurred by our manager in connection with the acquisition of such businesses.

Transaction services agreements will be reviewed, authorized and approved by our board of directors on an annual basis.

Reimbursement of Expenses

We are responsible for paying costs and expenses relating to its business and operations. We agreed to reimburse our manager during the term of the management services agreement for all costs and expenses that are incurred by our manager or its affiliates on our behalf of, including any out-of-pocket costs and expenses incurred in connection with the performance of services under the management services agreement, and all costs and expenses the reimbursement of which are specifically approved by our board of directors.

We will not be obligated or responsible for reimbursing or otherwise paying for any costs or expenses relating to our manager’s overhead or any other costs and expenses relating to our manager’s conduct of its business and operations. Also, we will not be obligated or responsible for reimbursing our manager for costs and expenses incurred by our manager in the identification, evaluation, management, performance of due diligence on, negotiation and oversight of potential acquisitions of new businesses for which we (or our manager on our behalf) fail to submit an indication of interest or letter of intent to pursue such acquisition, including costs and expenses relating to travel, marketing and attendance of industry events and retention of outside service providers relating thereto. In addition, we will not be obligated or responsible for reimbursing our manager for costs and expenses incurred by our manager in connection with the identification, evaluation, management, performance of due diligence on, negotiating and oversight of an acquisition by us if such acquisition is actually consummated and the business so acquired entered into a transaction services agreement with our manager providing for the reimbursement of such costs and expenses by such business. In this respect, the costs and expenses associated with the pursuit of add-on acquisitions may be reimbursed by any businesses so acquired pursuant to a transaction services agreement.

All reimbursements will be reviewed and, in certain circumstances, approved by our board of directors on an annual basis in connection with the preparation of year-end financial statements.

Termination Fee

We will pay our manager a termination fee upon termination of the management services agreement if such termination is based solely on a vote of our board of directors and our shareholders; no other termination fee will be payable to our manager in connection with the termination of the management services agreement for any other reason. The termination fee that is payable to our manager will be equal to the product of (i) two (2) multiplied by (ii) the sum of the amount of the quarterly management fees calculated with respect to the four fiscal quarters immediately preceding the termination date of the management services agreement. The termination fee will be payable in eight equal quarterly installments, with the first such installment being paid on or within five (5) business days of the last day of the fiscal quarter in which the management services agreement was terminated and each subsequent installment being paid on or within five (5) business days of the last day of each subsequent fiscal quarter, until such time as the termination fee is paid in full to our manager.

Our Manager as an Equity Holder

Manager’s Profit Allocation

Our manager owns 100% of our allocation shares, which generally will entitle our manager to receive a 20% profit allocation as a form of preferred distribution. Upon the sale of a subsidiary, our manager will be paid a profit allocation if the sum of (i) the excess of the gain on the sale of such subsidiary over a high-water mark plus (ii) the subsidiary’s net income since its acquisition by us exceeds the 8% hurdle rate. The 8% hurdle rate is the product of (i) a 2% rate per quarter, multiplied by (ii) the number of quarters such subsidiary was held by us, multiplied by (iii) the subsidiary’s average share (determined based on gross assets, generally) of our consolidated net equity (determined according to GAAP with certain adjustments). In certain circumstances, after a subsidiary has been held for at least 5 years, our manager may also trigger a profit allocation with respect to such subsidiary (determined based solely on the subsidiary’s net income since its acquisition). The calculation of the profit allocation and the rights of our manager, as the holder of the allocation shares, are governed by the operating agreement.

Our board will have the opportunity to review and approve the calculation of manager’s profit allocation when it becomes due and payable. Our manager will not receive a profit allocation on an annual basis. Instead, our manager will be paid a profit allocation only upon the occurrence of one of the following events, which we refer to collectively as the trigger events:

●	the sale of a material amount, as determined by our manager and reasonably consented to by a majority of our board of directors, of the capital stock or assets of one of our subsidiaries or a subsidiary of one of our subsidiaries, including a distribution of our ownership of a subsidiary to our shareholders in a spin-off or similar transaction, which event we refer to as a sale event; or

●	at the option of our manager, for the 30-day period following the fifth anniversary of the date upon which we acquired a controlling interest in a business, which event we refer to as a holding event. If our manager elects to forego declaring a holding event with respect to such business during such period, then our manager may only declare a holding event with respect to such business during the 30-day period following each anniversary of such fifth anniversary date with respect to such business. Once declared, our manager may only declare another holding event with respect to a business following the fifth anniversary of the calculation date with respect to a previously declared holding event.

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

The amount of our manager’s profit allocation will be based on the extent to which the “total profit allocation amount” (as defined below) with respect to any business, as of the last day of any fiscal quarter in which a trigger event occurs, which date we refer to as the “calculation date”, exceeds the relevant hurdle amounts (as described below) with respect to such business, as of such calculation date. Our manager’s profit allocation will be calculated by an administrator, which will be our manager so long as the management services agreement is in effect, and such calculation will be subject to a review and approval process by our board of directors. For this purpose, “total profit allocation amount” will be equal to, with respect to any business as of any calculation date, the sum of:

●	the contribution-based profit (as described below) of such business as of such calculation date, which will be calculated upon the occurrence of any trigger event with respect to such business; plus

●	the excess of our cumulative gains and losses (as described below) over the high-water mark (as described below) as of such calculation date, which will only be calculated upon the occurrence of a sale event with respect to such business, and not on a holding event (we generally expect this component to be the most significant component in calculating total profit allocation amount).

Specifically, manager’s profit allocation will be calculated and paid as follows:

●	manager’s profit allocation will not be paid with respect to a trigger event relating to any business if the total profit allocation amount, as of any calculation date, with respect to such business does not exceed such business’ level 1 hurdle amount (based on an 8% annualized hurdle rate, as described below), as of such calculation date; and

●	manager’s profit allocation will be paid with respect to a trigger event relating to any business if the total profit allocation amount, as of any calculation date, with respect to such business exceeds such business’ level 1 hurdle amount, as of such calculation date. Our manager’s profit allocation to be paid with respect to such calculation date will be equal to the sum of the following:

o	100% of such business’ total profit allocation amount, as of such calculation date, with respect to that portion of the total profit allocation amount that exceeds such business’ level 1 hurdle amount (but is less than or equal to such business’ level 2 hurdle amount (which is based on a 10% annualized hurdle rate, as described below), in each case, as of such calculation date. We refer to this portion of the total profit allocation amount as the “catch-up.” The “catch-up” is intended to provide our manager with an overall profit allocation of 20% of the business’ total profit allocation amount until such business’ level 2 hurdle amount has been reached; plus

o	20% of the total profit allocation amount, as of such calculation date, that exceeds such business’ level 2 hurdle amount as of such calculation date; minus

o	the high-water mark allocation, if any, as of such calculation date. The effect of deducting the high-water mark allocation is to take into account profit allocations our manager has already received in respect of past gains attributable to previous sale events.

The administrator will calculate our manager’s profit allocation on or promptly following the relevant calculation date, subject to a “true-up” calculation upon availability of audited or unaudited consolidated financial statements, as the case may be, to the extent not available on such calculation date. Any adjustment necessitated by the true-up calculation will be made in connection with the next calculation of manager’s profit allocation. Because of the length of time that may pass between trigger events, there may be a significant delay in our ability to realize the benefit, if any, of a true-up of our manager’s profit allocation.

Once calculated, the administrator will submit the calculation of our manager’s profit allocation, as adjusted pursuant to any true-up, to our board of directors for its review and approval. The board of directors will have ten business days to review and approve the calculation, which approval shall be automatic absent disapproval by the board of directors. Our manager’s profit allocation will be paid ten business days after such approval.

If the board of directors disapproves of the administrator’s calculation of manager’s profit allocation, the calculation and payment of manager’s profit allocation will be subject to a dispute resolution process, which may result in our manager’s profit allocation being determined, at our cost and expense, by two independent accounting firms. Any determination by such independent accounting firms will be conclusive and binding on us and our manager.

We will also pay a tax distribution to our manager if our manager is allocated taxable income by us but does not realize distributions from us at least equal to the taxes payable by our manager resulting from allocations of taxable income. Any such tax distributions will be paid in a similar manner as profit allocations are paid.

For any fiscal quarter in which a trigger event occurs with respect to more than one business, the calculation of our manager’s profit allocation, including the components thereof, will be made with respect to each business in the order in which controlling interests in such businesses were acquired or obtained by us and the resulting amounts shall be aggregated to determine the total amount of manager’s profit allocation. If controlling interests in two or more businesses were acquired at the same time and such businesses give rise to a calculation of manager’s profit allocation during the same fiscal quarter, then manager’s profit allocation will be further calculated separately for each such business in the order in which such businesses were sold.

The profit allocations and tax distributions will be paid prior to the payment of distributions to our shareholders. If we do not have sufficient liquid assets to pay the profit allocations or tax distributions when due, we may be required to liquidate assets or incur debt in order to pay such profit allocation. Our manager will have the right to elect to defer the payment of our manager’s profit allocation due on any payment date. Once deferred, our manager may demand payment thereof upon 20 business days’ prior written notice.

Termination of the management services agreement, by any means, will not affect our manager’s rights with respect to the allocation shares that it owns, including its right to receive profit allocations, unless our manager exercises its put right to sell such allocation shares to us.

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

Company A’s holding period in quarters is 12 (assuming that Company A is acquired on the first day of the year)

Company A’s contribution-based profit since acquisition is $5

Year 6:

Company B’s contribution-based profit since acquisition is $7

Company B’s average allocated share of our consolidated net equity over its ownership is $25

Company B’s holding period in quarters is 20

Company B’s cumulative gains and losses are $20

Manager elects to have holding period measured for purposes of profit allocation for Company B

Profit Allocation Calculation:		Year 4 A, due to sale	Year 6 B, due to 5 year hold
1	Contribution-based profit since acquisition for respective subsidiary	$5	$7
2	Gain/ Loss on sale of company	25	0
3	Cumulative gains and losses	25	20
4	High-water mark prior to transaction	0	20
5	Total Profit Allocation Amount (Line 1 + Line 3)	30	27
6	Business’ holding period in quarters since ownership or last measurement due to holding event	12	20
7	Business’ average allocated share of consolidated net equity	50	25
8	Business’ level 1 hurdle amount (2.00% * Line 6 * Line 7)	12	10
9	Business’ excess over level 1 hurdle amount (Line 5 – Line 8)	18	17
10	Business’ level 2 hurdle amount (125% * Line 8)	15	12.5
11	Allocated to manager as “catch-up” (Line 10 – Line 8)	3	2.5
12	Excess over level 2 hurdle amount (Line 9 – Line 11)	15	14.5
13	Allocated to manager from excess over level 2 hurdle amount (20% * Line 12)	3	2.9
14	Cumulative allocation to manager (Line 11 + Line 13)	6	5.4
15	High-water mark allocation (20% * Line 4)	0	4
16	Manager’s Profit Allocation for Current Period (Line 14 – Line 15,> 0)	$6	$1.4

For purposes of calculating profit allocation:

●	An entity’s “adjusted net assets” will be equal to, as of any date, the sum of (i) such entity’s consolidated total assets (as determined in accordance with GAAP) as of such date, plus (ii) the absolute amount of such entity’s consolidated accumulated amortization of intangibles (as determined in accordance with GAAP) as of such date, minus (iii) the absolute amount of such entity’s adjusted total liabilities as of such date.

●	An entity’s “adjusted total liabilities” will be equal to, as of any date, such entity’s consolidated total liabilities (as determined in accordance with GAAP) as of such date after excluding the effect of any outstanding third-party indebtedness of such entity.

●	A business’ “allocated share of our overhead” will be equal to, with respect to any measurement period as of any calculation date, the aggregate amount of such business’ quarterly share of our overhead for each fiscal quarter ending during such measurement period.

●	A business’ “average allocated share of our consolidated equity” will be equal to, with respect to any measurement period as of any calculation date, the average (i.e., arithmetic mean) of a business’ quarterly allocated share of our consolidated equity for each fiscal quarter ending during such measurement period.

●	“Capital gains” (i) means, with respect to any entity, capital gains (as determined in accordance with GAAP) that are calculated with respect to the sale of capital stock or assets of such entity and which sale gave rise to a sale event and the calculation of profit allocation and (ii) will be equal to the amount, adjusted for minority interests, by which (x) the net sales price of such capital stock or assets, as the case may be, exceeded (y) the net book value (as determined in accordance with GAAP) of such capital stock or assets, as the case may be, at the time of such sale, as reflected on our consolidated balance sheet prepared in accordance with GAAP; provided, that such amount shall not be less than zero.

●	“Capital losses” (i) means, with respect to any entity, capital losses (as determined in accordance with GAAP) that are calculated with respect to the sale of capital stock or assets of such entity and which sale gave rise to a sale event and the calculation of profit allocation and (ii) will be equal to the amount, adjusted for minority interests, by which (x) the net book value (as determined in accordance with GAAP) of such capital stock or assets, as the case may be, at the time of such sale, as reflected on our consolidated balance sheet prepared in accordance with GAAP, exceeded (y) the net sales price of such capital stock or assets, as the case may be; provided, that such absolute amount thereof shall not be less than zero.

●	Our “consolidated net equity” will be equal to, as of any date, the sum of (i) our consolidated total assets (as determined in accordance with GAAP) as of such date, plus (ii) the aggregate amount of asset impairments (as determined in accordance with GAAP) that were taken relating to any businesses owned by us as of such date, plus (iii) our consolidated accumulated amortization of intangibles (as determined in accordance with GAAP), as of such date minus (iv) our consolidated total liabilities (as determined in accordance with GAAP) as of such date.

●	A business’ “contribution-based profits” will be equal to, for any measurement period as of any calculation date, the sum of (i) the aggregate amount of such business’ net income (as determined in accordance with GAAP and as adjusted for minority interests) with respect to such measurement period (without giving effect to (x) any capital gains or capital losses realized by such business that arise with respect to the sale of capital stock or assets held by such business and which sale gave rise to a sale event and the calculation of profit allocation or (y) any expense attributable to the accrual or payment of any amount of profit allocation or any amount arising under the supplemental put agreement, in each case, to the extent included in the calculation of such business’ net income), plus (ii) the absolute aggregate amount of such business’ loan expense with respect to such measurement period, minus (iii) the absolute aggregate amount of such business’ allocated share of our overhead with respect to such measurement period.

●	Our “cumulative capital gains” will be equal to, as of any calculation date, the aggregate amount of capital gains realized by us as of such calculation date, after giving effect to any capital gains realized by us on such calculation date, since its inception.

●	Our “cumulative capital losses” will be equal to, as of any calculation date, the aggregate amount of capital losses realized by us as of such calculation date, after giving effect to any capital losses realized by us on such calculation date, since its inception.

●	Our “cumulative gains and losses” will be equal to, as of any calculation date, the sum of (i) the amount of cumulative capital gains as of such calculation date, minus (ii) the absolute amount of cumulative capital losses as of such calculation date.

●	The “high-water mark” will be equal to, as of any calculation date, the highest positive amount of capital gains and losses as of such calculation date that were calculated in connection with a qualifying trigger event that occurred prior to such calculation date.

●	The “high-water mark allocation” will be equal to, as of any calculation date, the product of (i) the amount of the high-water mark as of such calculation date, multiplied by (ii) 20%.

●	A business’ “level 1 hurdle amount” will be equal to, as of any calculation date, the product of (i) (x) the quarterly hurdle rate of 2.00% (8% annualized), multiplied by (y) the number of fiscal quarters ending during such business’ measurement period as of such calculation date, multiplied by (ii) a business’ average allocated share of our consolidated equity for each fiscal quarter ending during such measurement period.

●	A business’ “level 2 hurdle amount” will be equal to, as of any calculation date, the product of (i) (x) the quarterly hurdle rate of 2.5% (10% annualized, which is 125% of the 8% annualized hurdle rate), multiplied by (y) the number of fiscal quarters ending during such business’ measurement period as of such calculation date, multiplied by (ii) a business’ average allocated share of our consolidated equity for each fiscal quarter ending during such measurement period.

●	A business’ “loan expense” will be equal to, with respect to any measurement period as of any calculation date, the aggregate amount of all interest or other expenses paid by such business with respect to indebtedness of such business to either our company or other company businesses with respect to such measurement period.

●	The “measurement period” will mean, with respect to any business as of any calculation date, the period from and including the later of (i) the date upon which we acquired a controlling interest in such business and (ii) the immediately preceding calculation date as of which contribution-based profits were calculated with respect to such business and with respect to which profit allocation were paid (or, at the election of the allocation member, deferred) by us up to and including such calculation date.

●	Our “overhead” will be equal to, with respect to any fiscal quarter, the sum of (i) that portion of our operating expenses (as determined in accordance with GAAP) (without giving effect to any expense attributable to the accrual or payment of any amount of profit allocation or any amount arising under the supplemental put agreement to the extent included in the calculation of our operating expenses), including any management fees actually paid by us to our manager, with respect to such fiscal quarter that are not attributable to any of the businesses owned by us (i.e., operating expenses that do not correspond to operating expenses of such businesses with respect to such fiscal quarter), plus (ii) our accrued interest expense (as determined in accordance with GAAP) on any outstanding third-party indebtedness with respect to such fiscal quarter, minus (iii) revenue, interest income and other income reflected in our unconsolidated financial statements as prepared in accordance with GAAP.

●	A “qualifying trigger event” will mean, with respect to any business, a trigger event that gave rise to a calculation of total profit allocation with respect to such business as of any calculation date and (ii) where the amount of total profit allocation so calculated as of such calculation date exceeded such business’ level 2 hurdle amount as of such calculation date.

●	A business’ “quarterly allocated share of our consolidated equity” will be equal to, with respect to any fiscal quarter, the product of (i) our consolidated net equity as of the last day of such fiscal quarter, multiplied by (ii) a fraction, the numerator of which is such business’ adjusted net assets as of the last day of such fiscal quarter and the denominator of which is the sum of (x) our adjusted net assets as of the last day of such fiscal quarter, minus (y) the aggregate amount of any cash and cash equivalents as such amount is reflected on our consolidated balance sheet as prepared in accordance with GAAP that is not taken into account in the calculation of any business’ adjusted net assets as of the last day of such fiscal quarter.

●	A business’ “quarterly share of our overhead” will be equal to, with respect to any fiscal quarter, the product of (i) the absolute amount of our overhead with respect to such fiscal quarter, multiplied by (ii) a fraction, the numerator of which is such business’ adjusted net assets as of the last day of such fiscal quarter and the denominator of which is our adjusted net assets as of the last day of such fiscal quarter.

●	An entity’s “third-party indebtedness” means any indebtedness of such entity owed to any third-party lenders that are not affiliated with such entity.

Supplemental Put Provision

In addition to the provisions discussed above, in consideration of our manager’s acquisition of the allocation shares, our operating agreement contains a supplemental put provision pursuant to which our manager will have the right to cause us to purchase the allocation shares then owned by our manager upon termination of the management services agreement.

If the management services agreement is terminated at any time or our manager resigns, then our manager will have the right, but not the obligation, for one year from the date of such termination or resignation, as the case may be, to elect to cause us to purchase all of the allocation shares then owned by our manager for the put price as of the put exercise date.

For purposes of this provision, the “put price” is equal to, as of any exercise date, (i) if we terminate the management services agreement, the sum of two separate, independently made calculations of the aggregate amount of manager’s profit allocation as of such exercise date or (ii) if our manager resigns, the average of two separate, independently made calculations of the aggregate amount of manager’s profit allocation as of such exercise date, in each case, calculated assuming that (x) all of the businesses are sold in an orderly fashion for fair market value as of such exercise date in the order in which the controlling interest in each business was acquired or otherwise obtained by us, (y) the last day of the fiscal quarter ending immediately prior to such exercise date is the relevant calculation date for purposes of calculating manager’s profit allocation as of such exercise date. Each of the two separate, independently made calculations of our manager’s profit allocation for purposes of calculating the put price will be performed by a different investment bank that is engaged by us at our cost and expense. The put price will be adjusted to account for a final “true-up” of our manager’s profit allocation.

We and our manager can mutually agree to permit us to issue a note in lieu of payment of the put price when due; provided, that if our manager resigns and terminates the management services agreement, then we will have the right, in our sole discretion, to issue a note in lieu of payment of the put price when due. In either case the note would have an aggregate principal amount equal to the put price, would bear interest at a rate of LIBOR plus 4.0% per annum, would mature on the first anniversary of the date upon which the put price was initially due, and would be secured by the then-highest priority lien available to be placed on our equity interests in each of our businesses.

Our obligations under the put provision of our operating agreement are absolute and unconditional. In addition, we will be subject to certain obligations and restrictions upon exercise of our manager’s put right until such time as our obligations under the put provision of our operating agreement, including any related note, have been satisfied in full, including:

●	subject to our right to issue a note in the circumstances described above, we must use commercially reasonable efforts to raise sufficient debt or equity financing to permit us to pay the put price or note when due and obtain approvals, waivers and consents or otherwise remove any restrictions imposed under contractual obligations or applicable law or regulations that have the effect of limiting or prohibiting us from satisfying our obligations under the supplemental put agreement or note;

●	our manager will have the right to have a representative observe meetings of our board of directors and have the right to receive copies of all documents and other information furnished to the board of directors;

●	our company and its businesses will be restricted in their ability to sell or otherwise dispose of their property or assets or any businesses they own and in their ability to incur indebtedness (other than in the ordinary course of business) without granting a lien on the proceeds therefrom to our manager, which lien will secure our obligations under the put provision of our operating agreement or note; and

●	we will be restricted in our ability to (i) engage in certain mergers or consolidations, (ii) sell, transfer or otherwise dispose of all or a substantial part of our business, property or assets or all or a substantial portion of the stock or beneficial ownership of our businesses or a portion thereof, (iii) liquidate, wind-up or dissolve, (iv) acquire or purchase the property, assets, stock or beneficial ownership or another person, or (v) declare and pay distributions to our common shareholders.

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

RETAIL AND APPLIANCES BUSINESS

Our retail and appliances business is operated by Asien’s. This business segment, which was acquired in the second quarter of 2020, accounted for approximately 41.5% and 87.2% of our total revenues for the years ended December 31, 2021 and 2020, respectively.

Overview

Since 1948, we have been providing a wide variety of appliance services, including sales, delivery/installation, in-home service and repair, extended warranties, and financing in the North Bay area of Sonoma County, California. Our main focus is delivering personal sales and exceptional service to our customers at competitive prices.

We operate one of the area’s oldest appliance stores and are well known and highly respected throughout the North Bay area. We have strong, established relationships with customers and contractors in the community. We provide products and services to a diverse group of customers, including homeowners, builders, and designers. As a member of BrandSource, a buying group that offers vendor programs, factory direct deals, marketing support, opportunity buys, close-outs, consumer rebates, finance offers, and similar benefits, we offer a full line of top brands from U.S. and international manufacturers.

Products and Services

Appliance Sales

With a showroom display area of approximately 6,000 square feet, we offer a complete line of home and kitchen appliances to residential customers, including:

●	Cooking: Products include cooktops, microwaves, warming drawers, ventilation, wall ovens, ranges and range tops. Major brands include Beko, BlueStar, Café, DCS, Fisher Paykel, Five Star, Fulgor Milano, GE, Haier, Jenn-Air, KitchenAid, Maytag, Miele, Monogram, Sub-Zero, Viking, Whirlpool and Wolf.

●	Refrigeration: Products include a wide variety of refrigerator configurations, freezers and ice makers, and wine and beer coolers. Major brands include Fisher Paykel, Jenn-Air, KitchenAid, Liebherr, Miele, Monogram, Perlick, Sub-Zero, Viking and Whirlpool.

●	Laundry: Products include washers, dryers and laundry extras. Major brands include Amana, ASKO, Beko, Fisher & Paykel, GE, Maytag, Miele, Speed Queen and Whirlpool.

●	Clean Up: Products include dishwashers, trash compactors, and in-sink food waste disposers. Major brands include AGA, Amana, ASKO, Beko, Café, Cove, Crosley, Fisher Paykel, GE, Hot Point, Jenn-Air, KitchenAid, Maytag, Miele, Monogram, Viking and Whirlpool.

●	Outdoor: Products include outdoor grills, refrigeration, and storage. Major brands include DCS, Green Mountain Grills, LYNX, Marvel, Perlick, Sub-Zero, Viking and Wolf.

Appliance Services

We also offer a variety of appliance services, including delivery, installation, warranty service and appliance repair and maintenance. We are the largest independent appliance service company in Sonoma County. Our service technicians are experts, averaging 15 years of field experience with factory training. They are vendor certified to handle our customers’ kitchen appliance, laundry, and outdoor appliance service needs. We also offer extended warranties.

Pricing

We provide premium and super premium products to the North Bay customer. A significant number of the appliances in our 5,700 SKU catalog are subject to a unilateral minimum retail price policy, or UMRP, or minimum advertised pricing restrictions. UMRP restricts a reseller from discounting the customer price for an appliance below a vendor published UMRP and product promotions are solely those specified by the vendor and unilaterally available. We thrive in the premium market by proving the customer with a higher overall perceived value as well as a competitive total invoice cost by offering premium service at reasonable rates. Our sales associates are industry professionals with an average more than 15 years of experience selling appliances. This team of six averages over eleven years seniority with the senior member having been with us for 26 years. The premium appliance market requires this expertise as very often sales and customer service teams are interacting with designers, builders, and contractors, as well as our core customer, the homeowner. Our hard earned reputation for this expertise in sales, installation and service accretes to its advantage when it competes directly across product lines that are also available from other local resellers and big box competitors. Our merchant and sales team are responsible to ensure that pricing and promotion for these appliances are competitive.

Vendor/Supplier Relationships

We offer more than 36 brands and approximately 5,700 SKUs available for purchase. This depth of vendor relationships gives consumers numerous options in all product categories. Our top vendors and suppliers are listed in the table below.

Supplier	Total Purchases (2020)	Total Purchases (2021)	Percent of Purchases (2021)
Riggs Distributing, Inc.	$3,063,734	$2,558,915	28.4%
Whirlpool	1,176,219	1,203,187	13.3%
General Electric	1,527,220	2,411,825	26.7%
Middleby / Viking Range	647,809	786,557	8.7%
Miele	780,726	383,245	4.3%
Fisher Paykel	202,258	455,073	5.0%
R&B	238,647	132,625	1.5%
Blue Star	437,816	349,615	3.9%
Zephyr	258,055	212,444	2.4%
Beko Appliances	143,091	248,323	2.8%

Products are purchased from all suppliers on an at-will basis. We have no long-term purchase agreements with any supplier. Relationships with suppliers are subject to change from time to time. Changes in relationships with suppliers occur periodically and could positively or negatively impact our net sales and operating profits. We believe that we can be successful in mitigating negative effects resulting from unfavorable changes in the relationships with suppliers through, among other things, the development of new or expanded supplier relationships. Please see Item 1A “Risk Factors—Risks Related to Our Retail and Appliances Business” and Item 1A “Risk Factors—Risks Related to Our Business and Structure—The COVID-19 pandemic may cause a material adverse effect on our business” for a description of the risks related to our supplier relationships, including those associated with the COVID-19 pandemic.

BrandSource Membership

We are part of the member-owned buying group, BrandSource, which has an internal marketing company as well as a company to finance their purchases from some brands.

Members of BrandSource can compete with box stores by banding together under the buying group; the dealers/members own the buying group/co-op. Simply put, the group aids members in helping them buy better, reduce costs, drive business into their stores and educate them in a way an independent dealer could not do it alone.

We believe that the benefits of our membership with this group include:

●	$19 billion dollar buying power allowing members to compete on the price of products (same as box store);

●	BrandSource finance through Progressive Leasing so members can get credit approved to purchase goods;

●	BrandSource marketing so members can compete for consumer store traffic. This includes turnkey websites, digital and social marketing, as well as print and video marketing. This allows members to actually out-market the box stores locally;

●	National and regional education forums for members to be “in the know” on industry trends, vendor product knowledge and idea exchange; and

●	BrandSource AVB retail technology solutions and consulting.

Marketing

We market our products through a variety of methods, both digital and traditional. Some examples include digital advertising, radio, billboards and “go local” marketing.

Digital Advertising

We participate in pay-per-click ads, digital banner ads, YouTube videos, Facebook posts, and similar digital media, through our membership in BrandSource. We also have a professional and easy-to-use website (www.asiensappliance.com), which allows customers to research, compare, and order products online. This site is hosted and maintained by BrandSource.

Radio

We run radio spots on various stations throughout the year, with most spots promoting our brand. These advertisements strive to promote our experience, expertise, service, local ownership, and more than 70 years in business. Some radio spots are paid for by appliance manufacturers, in which case we will promote the quality of the brand, rather than the price.

Billboards

We have secured two prominent billboards in Sonoma County:

●	Northbound 101 across from the Corby Avenue auto row in Santa Rosa. We advertise on it half the year at different intervals.

●	Southbound 101 in Petaluma near the Petaluma Village Premium Outlets.

In many cases, as with the radio ads, appliance manufacturers will pay for advertising on the billboards.

“Go Local” Marketing

We also participate in the “GO LOCAL” marketing organization for locally-owned independent businesses. Members of this organization use a shared brand, targeted advertising, and a rewards card to increase sales and gain market share.

Customers and Markets

We currently serve customers in the areas of Sonoma, Napa, Marin, Lake and Mendocino counties, California. The large majority of customers are homeowners and their contractors, with the homeowner being key in the final decisions. We have a diverse customer base, with no one customer accounting for more than 5% of total revenue.

Customer Support

Customer Service is of critical importance to our success. We primarily conduct customer service in person or on the telephone, although web-initiated chat, text and email are available and rapidly growing coordination and communication. We believe in allowing our customer to set the preferred method for communication. Our role in providing premium appliances can often require substantial pre-sales support, such as when quoting a multi-appliance bid package for a builder. Since 2020, there has been a material shift toward online sales and the appliance industry is no exception. In 2019, the most popular search terms for the appliance industry ended with the modifier “near me” and in 2020 that modifier was replaced with “delivered.” Confirming availability, managing backordered product and coordinating delivery and installation are all critical service functions for us in the extended COVID-19 environment.

Our customer service is available to field inbound customer calls from 8:00 am to 5:30 pm PST, Monday through Friday and Saturday from 9:00 am to 5:00 pm.

Logistics

The large majority of our inventory consists of customers’ completed orders, most of which are selected from models on display in our extensive showroom. We do, however, maintain a supply of common and in-demand appliances for walk-in customers who are looking to make same-day purchases.

We take ownership of inventory when it is delivered to our warehouse. At this point, warehouse staff unloads the product, determines the delivery location and arranges for delivery of the product. Customers may arrange for a delivery service or their third-party installers and contractors to pick-up their appliances at our warehouse or have it scheduled for drop-off or installation. We will coordinate third-party delivery or recommend factory trained third-party installation services when necessary. We also offer installation services. Another important service is haul-away of a customer’s used appliances. This service is included with drop-off or installation. We contract with a local third-party recycling firm to ensure that used appliances receive optimum recycling and appropriate disposal.

Our return and exchange policy is designed to be as worry-free and customer friendly as possible. A customer may cancel or exchange an item that is on order or is not subject to a vendor mandated restocking fee. We may pass any supplier assessed restocking fee on to the customer in the event a special ordered appliance is returned or exchanged without defect.

Competition

We compete with big box retailers, independent appliance retailers, hybrid retail and direct-to-consumer companies and web only companies. As a hybrid retail and direct-to-consumer company, we have the ability to successfully rival the offerings of each competitor, utilizing impressions from both online and traditional marketing, our consultative selling practice and customer service expertise, and a curated assortment of premier brands to attract and retain new customers.

The U.S. appliance market in general is highly fragmented with thousands of local and regional retailers competing for share. Our primary competitors in the appliance market include big box retailers, such as Home Depot, Lowe’s and Costco; specialty retailers, such as TeeVax, Ferguson and Premier Bath and Kitchen; and online marketplaces, such as Amazon.

The shifting landscape to online sales in the segment is providing a significant market share capture and positioning opportunity for companies. We are rapidly evolving our business processes to capitalize on this market shift. While premium brands continue to place restrictions on the pure ecommerce distribution models, we are adapting the concierge selling available on our showroom floor for the web customer at home. The COVID-19 pandemic has accelerated this shift and is rewarding the entrepreneurial innovation necessary for this transition. This ongoing adaptation and continual process improvement will allow us to continue to enjoy a preferred reseller status with the premium brands that differentiate our offerings.

Competitive Strengths

Based on management’s belief and experience in the industry, we believe that the following competitive strengths enable us to compete effectively.

●	Name and reputation. We believe that we enjoy a long-standing (more than 70 years) reputation with vendors and customers for our focus on offering a full line of appliances, including premium brands unavailable from the competition, with consultative selling, competitive pricing and superior customer service.

●	Highly experienced management and personnel. We believe that our personnel are its most important asset. We have an experienced management team with decades of industry knowledge and a team of experienced, knowledgeable and skilled field personnel.

●	Diverse product and service offerings. We offer a full line of top brands from U.S. and international manufacturers. We currently offer approximately 5,700 appliance SKU’s. We also offer delivery, installation and repair and maintenance services provided by our highly knowledgeable personnel.

●	Inventory discipline. Resellers in the appliance industry are experiencing unprecedented supply chain issues with backorder on many appliance categories. Increasingly, the most success in appliance sales is found for those with available inventory on hand. We react quickly to the expression of customer demand by confirming availability for products and placing orders to reserve potential stock needs. Our curated assortment allows us to react to micro-trends and adjust assortment and buying decisions quickly. On the showroom floor, our experienced team has quickly pivoted to first sell what is available and then over-communicate with the customer when an item is on backorder. As a result, we are maintaining a low cancelation rate. Customer service processes and resources to allow more efficient ongoing customer communication and coordination will allow us to earn loyalty within our market by exceeding the service levels customers receive from other specialty retailers.

●	Extended repair, delivery, and loaner services. Approximately 60%-70% of our sales are “duress” sales to replace broken or antiquated equipment. It is not uncommon for service to provide a gateway sales. A customer looking to replace their appliance still wants a quality product and they need it quickly. This is where the value of our full-service approach wins customer loyalty.

●	Online sales expertise. We believe that our ability to transact online, big ticket, home delivery sales give us strategic positioning and capability to sell more products to our current customer base, as well as to add new big ticket product categories.

●	Membership in BrandSource. As discussed in more detail above, we believe that our membership in BrandSouce provides us with a number of competitive advantages.

Growth Strategies

We will strive to grow our business by pursuing the following growth strategies:

●	Digital strategy. We plan to implement best-in-class solutions from parallel industries focused on a click-to-brick digital strategy. This includes enhancing our web presence and digital advertising while providing tools to facilitate consultation, guided customer support and service. We also plan to enhance the full-cycle customer relationship including loyalty, incentives for referral, and long-tail satisfaction surveys. We also plan to enhance our geographic reach through installation partnerships.

●	Increase local marketing spend. We plan to increase our local marketing spending. Outreach messaging will increase the emphasis on us as a trusted community resource and other local first values. We plan to build incrementally on ad spending where a return is measurable. This involves first optimizing local market internet search and digital advertising campaigns, while at the same time innovating a COVID-19 appropriate approach to what was traditionally outside sales by more regularly engaging builders, designers, and contractors and encouraging regular digital meeting place. We plan to provide local leadership by being efficient and providing secure online tools to enable project management and data exchange.

●	Store growth. We are actively looking for underserved and growing communities on the west coast that echo the attributes that serve our success in the current Sonoma County location.

Intellectual Property

We do not own any registered intellectual property for our retail and appliances business. The agreements with our suppliers generally provide us with a limited, non-exclusive license to use the supplier’s trademarks, service marks and trade names for the sole purpose of promoting and selling their products.

To protect intellectual property, we rely on a combination of laws and regulations, as well as contractual restrictions. We rely on the protection of laws regarding unregistered copyrights for certain content we create. We also rely on trade secret laws to protect our proprietary technology and other intellectual property. To further protect our intellectual property, we enter into confidentiality agreements with our executive officers and directors.

Employees

As of December 31, 2021, we employed 21 full-time employees. The following table sets forth the number of employees by function.

Department/Function	Employees
Accounting/Finance	1
Sales and Marketing	8
Customer Service	6
Warehouse and Delivery	4
Administrative	2
TOTALS	21

None of our employees are represented by labor unions, and we believe that we have an excellent relationship with our employees.

Regulation

Our business is subject a variety of laws and regulations applicable to companies that are conducting business on the Internet. Jurisdictions vary as to how, or whether, existing laws governing areas such as personal privacy and data security, consumer protection or sales and other taxes, among other areas, apply to the Internet and e-commerce, and these laws are continually evolving. For example, certain applicable privacy laws and regulations require us to provide customers with our policies on sharing information with third parties, and advance notice of any changes to these policies. Related laws may govern the manner in which we transfer sensitive information or impose obligations on us in the event of a security breach or inadvertent disclosure of such information. Additionally, tax regulations in jurisdictions where we do not currently collect state or local taxes may subject us to the obligation to collect and remit such taxes, or to additional taxes, or to requirements intended to assist jurisdictions with their tax collection efforts. New legislation or regulation, the application of laws from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and e-commerce generally could result in significant additional taxes on our business. Further, we could be subject to fines or other payments for any past failures to comply with these requirements. The continued growth and demand for e-commerce is likely to result in more laws and regulations that impose additional compliance burdens on companies doing business on the Internet.

CUSTOM CARPENTRY BUSINESS

Our custom carpentry business is operated through our subsidiaries Kyle’s, High Mountain and Innovative Cabinets. Kyle’s was acquired in the third quarter of 2020 and High Mountain and Innovative Cabinets were acquired in the fourth quarter of 2021. This business segment accounted for approximately 39.8% and 12.8% of our total revenues for the years ended December 31, 2021 and 2020, respectively.

Overview

We specialize in all aspects of finished carpentry products and services, including doors, door frames, base boards, crown molding, cabinetry, bathroom sinks and cabinets, bookcases, built-in closets, and fireplace mantles, among others. We also install windows and kitchen countertops. We primarily service large homebuilders and homeowners of single-family homes and commercial and multi-family developers in the greater Reno-Sparks-Fernley metro area in Nevada and in the Boise, Idaho area.

Products and Services

We provide a wide variety of finished carpentry products and services to single-family homeowners and builders, builders of multi-family homes, as well as commercial clients in the greater Reno-Sparks-Fernley metro area in Nevada, which is one of the fastest growing economic regions in the Western U.S. This includes selling and installing doors, door frames, basic trim, base boards, crown molding, kitchen and bathroom cabinets and countertops, walk-in closets, bookcases, fireplace mantles, even staircases, staircase handles and spindles.

We also install windows in this market. Revenue from window installation is projected to grow significantly. Window installation does not require any manufacturing or assembly of windows and minimal inventory levels of product is needed. We can simply either install the windows that have already been purchased by the client or buy them for a specific job and install them.

We also build cabinets for every area of a home - kitchen and bath cabinets, fireplace mantels and surrounds, entertainment systems and wall units, bookcases and office cabinets - in Boise, Idaho and the surrounding area, for builders, designers and homeowners when they are building a new home or conduct remodeling. In this market, most of the focus has been on supplying custom or semi-custom builders of residential properties.

Manufacturing

Most of our services consist of design, assembly, and installation services. As a result, we do not manufacture most of our products, although we do have limited manufacturing operations consisting of value-add activities such as drilling pre-manufactured doors for holes and attaching hinges

In the Boise, Idaho market, Kyle’s operates a cabinet shop that is equipped with state-of-the-art tools operated by skilled cabinetmakers. It manufactures its cabinets using its computer numerical control machinery in order to maximize efficiency. The details of each custom cabinet it makes are created by its own employees, from hand sanding to staining and painting to adding a wide array of specialty finishes, coatings, distressing and glazing.

Pricing

Our strategy has been to deliver quality and performance at a value-based price target. Our pricing model is generally offering better features or efficiencies than general market competitors in each product category to our builder markets.

Supplier Relationships

We source products and raw materials from multiple regional, national and foreign suppliers. Certain of our products and materials come from Asian-based suppliers. Products and materials from Asian-based suppliers may be subjected to import tariffs, depending on various foreign policies of the US government. As such, we continue to explore partnership or supplier opportunities to optimize our costs.

The primary raw materials used in the manufacture of Kyle’s products are melamine and veneered sheet goods, lumber, doors and hardware. Cost of these raw materials is a key factor in pricing its products.

We have historically purchased certain key products and raw materials from a limited number of suppliers. We purchase products and raw materials on the basis of purchase orders. While we believe that there is an ample supply of most of the products and raw materials that we need, in the absence of firm and long-term contracts, we may not be able to obtain a sufficient supply of these products and raw materials from our existing suppliers or alternates in a timely fashion or at a reasonable cost. If we fail to secure a sufficient supply of key products and raw materials in a timely fashion, it would result in a significant delay in delivering our products and services, which may cause us to breach our sales contracts with our customers. Furthermore, failure to obtain sufficient supply of these products and raw materials at a reasonable cost could also harm our revenue and gross profit margins. Please see Item 1A “Risk Factors—Risks Related to Our Custom Carpentry Business” for a description of the risks related to our supplier relationships.

Furthermore, the COVID-19 pandemic has had and may continue to have an adverse impact on the overall supply chain, including labor shortages at saw mills, shipping delays, and increased prices, all of which may negatively affect our profitability and financial condition. See Item 1A “Risk Factors—Risks Related to Our Business and Structure—The COVID-19 pandemic may cause a material adverse effect on our business.”

Sales and Marketing

In the Reno-Sparks-Fernley, Nevada market, we primarily work with large homebuilders of single-family homes, single-family homeowners and commercial and multi-family developers with revenue that is well diversified across multiple large homebuilding companies such as Mountain West, MSL, DR Horton, Tanamera, Allco Construction, Artisan Communities, Toll Brothers and Lennar, to name several of the more prominent commercial relationships we maintain.

In the Boise, Idaho market, we primarily work with custom or semi-custom home builders, but due to strong housing demands in the area, we are also tapping into the residential multi-family, new construction segment of the market.

We have high customer retention levels and have generated a considerable number of broader revenue opportunities through direct and specific interaction with our customer base. We have negotiated pricing with several long-term recurring contractor customers, which have accounted for a majority of our revenues. There can be no assurance that we will maintain or improve the relationships with those customers. If we cannot maintain long-term relationships with major customers or replace major customers from period to period with equivalent customers, the loss of such sales could have an adverse effect on our business, financial condition and results of operations. Please also see Item 1A “Risk Factors—Risks Related to Our Custom Carpentry Business—The loss of any of our key customers could have a materially adverse effect on our results of operations.”

We primarily rely on direct consumer marketing and our extensive relationships with local builders to market our products. We also maintain websites at www.kylescabinets.com and www.innovativecabinetsanddesign.com and conduct social media marketing through Facebook pages.

Competition

The finished carpentry industry consists of contractors that provide specialist finish carpentry services, such as on-site construction and the installation of doors, windows, stairs, shelving, cupboards, cabinets and decks. Carpenters experience steep competition from do-it-yourself (DIY) homeowners in the housing alterations and additions market and from other skilled tradespeople in the new building construction market, such as general building contractors’ in-house staff.

We compete with numerous competitors in our primary markets, with reputation, price, workmanship and services being the principal competitive factors. We primarily compete with other specialty builders in our markets, such as Franklin’s, Western Idaho, and to a lesser extent against national retail chains such as Home Depot and Lowes. Barriers to entry exist from other similar companies coming into the regions given the pool of available labor working in finished carpentry in the regions, and the close working relationships that exist between industry players in the regions. These barriers to entry are also experienced by larger competitors from outside the regions, providing them with substantial challenges in establishing a foothold. As a result of the implementation of our business strategy, which is delivering high value, quality products and customized solutions and installations, we anticipate that we will continue to effectively compete against the aforementioned competition.

Competitive Strengths

Based on management’s belief and experience in the industry, we believe that the following competitive strengths enable us to compete effectively.

●	Superior name and reputation. We are well established in our markets (including for over 40 years in the Boise market), and have built strong reputations for best-in-class processes, product quality, and timeliness. We have strong visibility both online and among industry professionals. Over our many years in business, we have established a stellar reputation for integrity, superior service, and genuine concern for our clients and their businesses.

●	Established blue-chip clients. We have customer lists that include many regional contractors in the areas that we service, many of whom have used us as their go-to vendors for many years.

●	Streamlined operations. We believe that our processes and operational systems have led to higher than average efficiencies, accuracy and profitability.

●	Diversified capabilities. We have diversified capabilities to support large homebuilders of single-family homes and commercial and multi-family developers, providing flexibility toward trending markets and growth opportunities.

●	Outstanding growth opportunities. Our portfolio, brand and reputation, and streamlined operational platform can be leveraged for expansion, both in existing regions, and other high-value surrounding areas.

●	Strong regional presence. We operate in the in the greater Reno-Sparks-Fernley metro area, which is one of the fastest growing economic regions in the Western U.S. due to its day drive distance to many of the largest commercial centers and port facilities in the United States and favorable tax and business regulation environment. There are multiple national homebuilders and multi-family developers are active in the region. We are among the largest custom carpentry companies in this region.

Growth Strategies

We will strive to grow our business by pursuing the following growth strategies.

●	Product line expansion. There are a number of opportunities to expand our product and servicing offerings. Notably, as discussed above, we intend to expand our window installation services, which has a large market potential.

●	Geographic expansion. With more service requests in the surrounding area, there is immediate opportunities for expansion to homeowners and contractors located near Twin Falls, McCall, and Sun Valley areas of Idaho, as well as Northern Nevada. We believe that we are well positioned to expand into these surrounding areas.

●	Expansion to commercial projects. There are opportunities for us to exploit additional opportunities in the commercial real estate sector. That could be office buildings and hotel and resort properties. In the Boise market, we primarily focus on the residential single family, new construction segment of the construction market. Evidence of market demand is ongoing for multi-family projects, both within our current customer markets and within other potential customers. Given appropriate infrastructure to support the market’s volume, immediate market penetration for multi-family projects could be achieved.

●	Capacity and infrastructure expansion. In the Boise market, we plan to purchase more machinery and build a separate finishing facility with automated spray finishing for stains, clear lacquers and pigmented lacquers. In the Reno market, we are in the process expanding our warehouse space and operations.

Employees

As of December 31, 2021, our custom carpentry companies employed 145 full-time employees. The following table sets forth the number of employees by function.

Department/Function	Employees
Management	5
Office Employees	17
Design	6
Front End/ Build	7
Finish	5
Load/ Deliver	3
Install	101
Specialty	1
TOTALS	145

None of the employees are represented by labor unions, and we believe that our custom carpentry companies have excellent relationships with their employees.

Regulation

The facility in Boise, Idaho is subject to Idaho Department of Environmental Quality in connection with air quality and regulations relating to pollution and the protection of the environment, including those governing emissions to air, discharges to water, storage, treatment and disposal of waste, remediation of contaminated sites and protection of worker health and safety.

We believe that we are in substantial compliance with all applicable requirements. However, our efforts to comply with environmental requirements do not remove the risk that we may be held liable, or incur fines or penalties, and that the amount of liability, fines or penalties may be material, for, among other things, releases of hazardous substances occurring on or emanating from current or formerly owned or operated properties or any associated offsite disposal location, or for contamination discovered at any of our properties from activities conducted by previous occupants.

Permits are required for certain of our operations, and these permits are subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce compliance with their regulations, and violations may result in the payment of fines or the entry of injunctions, or both.

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

AUTOMOTIVE SUPPLIES BUSINESS

Our automotive supplies business is operated by Wolo. This business segment, which was acquired at the end of the first quarter of 2021, accounted for approximately 18.6% of our total revenues for the year ended December 31, 2021.

Overview

Our automotive supplies business is headquartered in Deer Park, New York and was founded in 1965. We design and sell horn and safety products (electric, air, truck, marine, motorcycle and industrial equipment), and offer vehicle emergency and safety warning lights for cars, trucks, industrial equipment and emergency vehicles. Focused on the automotive and industrial after-market, we sell our products to big-box national retail chains, through specialty and industrial distributors, as well as on- line/mail order retailers and OEMs. With a stellar reputation for innovative design, our current product line consists of over 455 products, including 54 patented products, as well as over 90 exclusive trademarks.

Products

We design and sell over 455 products comprised of branded vehicle horns, warning lights, sirens, back-up alarms and accessories.

Horns

We design and sell an innovative and extensive selection of electromechanical, air and electronic-speaker horns. The horns are used in many industries such as: heavy duty truck, motorcycle, marine, industrial and the automotive aftermarket. We also sell hand-held gas horns which can be used for sporting events, as well as marine, construction sites and outdoor activities.

Our top-selling product is the Bad Boy horn, which has a one-piece design that requires no hoses. It installs in minutes by simply transferring the vehicle’s factory horn wires to the compressor, and mounts with one bolt included in kit. The Bad Boy produces a powerful dual tone air horn sound that is two times louder than the factory horn. It is compact in size to fit any car, truck, motorcycle and any 12-volt vehicle that wants a loud air horn sound. A heavy-duty maintenance free compressor provides years of dependable service.

In the past three years, we have brought a number of new and innovative horn products to the markets to which we sell. Some highlights include:

●	Midnight Express. A high-pressure truck train horn that is three trumpets, all metal and painted semi-gloss black. Train horns are purchased by the vehicle owner that wants the ultra-powerful sound of a train.

●	Quadraphonic Express. Four metal trumpets that are triple chrome plated, produce an ultra-powerful train horn sound that will be heard and will dress-up the appearance of any vehicle.

●	Nexgen Express Train Horn. A totally new design by us, a state-of-the-art fully electronic train horn, compact in size and produces more than 150-watts output. Engineered to fit into the engine compartment of cars, SUVs and even compact vehicles with a simple two wire hook-up, Nexgen offers two distinctive train horn sounds controlled by a wireless key fab.

●	Mighty Mo. An industrial equipment horn designed to withstand off-road and construction site conditions, while being able to penetrate noisy environments and still be heard.

Compressor and Tank Systems

We also sell air compressor systems, consisting of air storage tanks, compressors and everything needed to hookup a high-pressure air horn. Two years ago, we started offering complete kits of train horns and choice of high-pressure air systems. Additionally, we offer replacement parts for all products, replacement parts are a profitable sale.

Electric Sirens and Speakers

We have an array of emergency electronic sirens with built-in public address systems used by emergency responders.

Back-Up Alarms

We offer a variety of back-up alarm systems from basic beep-style horn sold in all aftermarket retailers, to hi-tech intelligent alarms that adjust audio output to be louder than surrounding ambient noise. Our Model BA-697 has three super bright 1-watt LEDs that flash while the vehicle is in reverse and the auditable warning sound is turned on. In addition, we have a selection of white noise “Psss Psss” sound alarms required in the state of California.

Warning Lights

We offer a large selection of warning lights for road assistance as well as emergency vehicles, construction, road safety and snow plowing vehicles. Warning lights come in a variety of types, sizes and shapes such as rotating, strobe and state-of-the-art LED models ranging in sizes from 8 inches to fifty-seven 57 inches. A recent addition to warning lights that has become an everyday bestseller for us is the new WATCHMAN®, which is a 24-inch magnet light bar that can be converted to permanent mounting in minutes with no special tools. Because of the products’ popularity, we designed a larger 48” version of the Watchman, which has seen very good acceptance in the market.

Another recent addition is Luminous, a high-performance, low profile linear light bar designed with the latest state-of-the-art electronic circuitry that has low power consumption and will provide years of reliable service. Luminous produces an intense beam of light which can be seen 360 degrees even in bright daylight. Available in three lengths in color amber, blue, red, green and any combination of colors. Luminous is certified SAE J845 Class 1 and California Title 13.

Manufacturing

Approximately 95% of our manufacturing is outsourced to contract manufacturers in China and Taiwan. The additional 5% of in-house manufacturing consists of changes to fully assembled products, as per custom orders. For example, converting the voltage of a horn for truck use, or the standard color of a particular warning light.

We have implemented a strict quality control program which is run by our warehouse/production manager. We believe that our high quality standards assure customers that they are getting the best and most reliable products in the market. Our manufacturing operations are designed to allow low-cost production of a wide variety of products while maintaining a high level of customer service and quality.

We believe that our manufacturing facilities generally have sufficient capacity to meet our current business requirements and our currently anticipated sales.

Vendor/Supplier Relationships

We have developed long term relationships with our 22 contact manufacturers based in China and Taiwan. All materials are sourced by the contract manufacturers. Our top 10 vendors and suppliers are listed in the table below.

Supplier	Product	Total Purchases (2020)	Total Purchases (2021)	Percent of Purchases (2021)
Zhongshan Yonglong Car Accessories	Warning Lights & Horns	$493,583	$331,322	13.0%
E-Own Corp	Horns	405,821	430,937	16.9%
Wenzhou Jinzheng	Warning Lights	283,063	224,975	8.8%
Changgzhou Jiajia	Horns	253,843	429,459	16.9%
Jn Horns	Horns	174,285	178,324	7.0%
Zhejiang Jiejia	Warning Lights	142,346	162,491	6.4%
Changzhou Wushi	Horns	130,439	372,582	14.6%
Wenzhou Hongda	Warning Lights	127,950	29,712	1.2%
Yuyao	Warning Lights	54,384	104,767	4.1%
Jian Tang	Warning Lights	50,466	65,158	2.6%

We have established relationships with our vendors, with many of these relationships spanning more than 15 years. We implement vendor agreements with all our major accounts and some mid-size accounts. The typical length of a vendor agreement is 2-3 years, and in most cases automatically renew.

We have also established volume discounts with our suppliers which help to offset increased material, tariffs’ and increased labor costs domestically and overseas. With the unstable world market, we have carefully started to engage secondary suppliers to make sure we have no interruptions in the supply chain and to be sure we maintain a competitive price.

We believe that our strong relationships with suppliers yield high quality, competitive pricing and overall good service to our customers. Although we cannot be sure that our sources of supply will be adequate in all circumstances, we believe that we can develop alternate sources in a timely and cost-effective manner if our current sources become inadequate. Due to availability of numerous alternative suppliers, we do not believe that the loss of any single supplier would have a material adverse effect on our consolidated financial condition or results of operations. See Item 1A “Risk Factors—Risks Related to Our Automotive Supply Business” for a description of the risks related to our supplier relationships.

Sales and Marketing

Our sales team consists of an in-house national sales manager who coordinates with contracted sales representatives from thirteen regional sales companies in North America, Mexico, Puerto Rico, the U.K., Europe, the Middle East and the industrial aftermarket. The sales representative’s agreement with us is limited to automotive, internet-based companies and occasionally motorcycle aftermarket distributors.

Sales representatives are responsible for the solicitation and development of new accounts, as well as working with existing customers to develop promotions and incentives for our products. We have had relationships with these regional sales companies for 13 to 15 years on-average. All major customers are serviced frequently by their sales representatives.

Our innovative retail product packaging design is also a highly effective marketing tool in direct-to-consumer selling. Featuring quick response (QR) barcode technology, customers are able to scan product packaging using their smart phone or mobile device to instantly see product information, watch demonstration videos, or even hear horn demos. There is no need for special in-store displays or additional shelf space as all information is accessible directly by scanning the product packaging. It is like having a virtual sales associate in-store. Packaging also features scan-back’s, an instant rebate that is applied at the register upon checkout.

Additional marketing programs include in-store promotional programs for customers, e-commerce via our website, as well as email blasts and customer print catalogs. We mail print and/or electronic CD catalogs to established accounts every 18 months with new product information inserted via supplemental sell-sheets. The full product catalog was last updated in 2019 and a new 2021-2022 catalog will be finished and ready to be mailed in the first or second quarter of 2022. There will also be a digital version of the catalog available for download. New product launches and updates are also sent to customers via email blast periodically.

We exhibit at key industry and customer tradeshows and belongs to the National Marine Manufacturers Association and American Boat and Yacht Council.

Customers

We sell products to the automobile aftermarket, national retailers, direct-to-consumer, mail order, web-based retailers, public safety equipment wholesalers, industrial wholesalers, as well as the motorcycle and marine aftermarkets.

We serve approximately 220 customers, including Amazon, AutoZone, Advanced Auto Parts, CarQuest, Aries, das, Grainger, FleetFarm and J&P Cycles. Internationally, we sell products in Canada, Mexico, Europe, and Amsterdam. Most of our online customers such as Amazon ship direct internationally. A majority of our sales are made to repeat customers, with many of our customer relationships spanning more than 10 years. We believe that our customers appreciate the ease of doing business with all orders placed electronically via electronic data interchange, or EDI.

Sales agreements are in place with about 25% of our customers, including all national and midsize accounts. Sales agreements specify new store allowances, terms of sale (discounts), annual stock adjustment, freight routing, company trade shows, rebates and advertising programs. Agreement lengths and renewal terms are based on the individual customer relationship.

In recent years, we have entered into the motorcycle and industrial (fleet maintenance) aftermarkets, as well a product line of horns for the marine parts aftermarket. The following diagram illustrates our target markets.

Order Fulfillment

Our efficient fulfillment process uses an intergraded EDI system for receiving orders, advanced shipping notices and invoicing. The custom software is integral in reducing manual order entry, as well the prevention of errors.

Implementing an EDI system has allowed us to maintain the minimum fulfillment threshold rate of 95%, as well as avoid fines from customers for order fulfillment errors and fill rate. The following diagram illustrates our order fulfillment process.

Research and Development

For the development of new products, we have implemented a streamlined R&D process. The average R&D process from initial design to sending a product sample for tooling is approximately 6-12 months.

●	Step 1: Identify and confirm a problem and/or need for a product

●	Step 2: Draw up many possible solutions and discuss with sales manager and warehouse manager, whose focus in on the market demand

●	Step 3: Narrow down to the three best options and create handmade prototype to test which solution works best.

●	Step 4: Send sample prototype to patent attorney to determine ability to patent and send hand sample to a draftsman for 3D drawing

●	Step 5: The 3D drawing is approved, and a 3D print is made. The 3D print sample is tested, and any necessary modifications are made

●	Step 6: The 3D drawing and printed sample are sent to one of our suppliers to start the tooling process

Competition

The sale of automotive aftermarket items is highly competitive in many areas, including customer service, product availability, store location, brand recognition and price. We believe that we have established our brand as an industry-leader in developing innovative products for the automobile aftermarket industry, especially in horn design and technology (electric, air, truck, marine, motorcycle and industrial equipment). Current competitors in related industries are FIAMM, Grote, Peterson Manufacturing Company, ECCO, Vixen Horns, HornBlasters and Klienn.

Competitive Advantages

Based on management’s belief and experience in the industry, we believe that the following competitive strengths enable us to compete effectively.

●	Established name and reputation. We believe that we have maintained our excellent reputation in the industry for over 55 years through bringing exclusive products and designs to market to meet current and future needs.

●	Patents and trademarks. We have been granted 54 patents from the U.S., China, Taiwan and the EU with three additional patents pending. About half of our patents are utility patents, which protect a products’ methods of functionality. Utility patents are a difficult barrier for competitors to overcome, therefore these products have a higher profit margin. The other half of our patents are design patents.

●	Long-term supplier and customer relationships. We have established relationships with our vendors, with many of these relationships spanning more than 15 years, and a majority of our sales are made to repeat customers, with many of our customer relationships spanning more than 10 years.

●	International licensing agreements. We have a licensing agreement with a large wholesale supplier of auto parts in the U.K. for its patented Bad Boy Horn. The U.K. supplier also has retail chain stores and this agreement has been generating year-over-year sales growth for us.

Expansion Opportunities

Management sees the below as the key initiatives for our continued growth strategy:

●	Increase sales through new products and online marketing. We are aggressively pursuing our current market share and building sales by adding new products to existing accounts. Additionally, we will continue to expand our online sales platforms which include Wolo-mfg.com, Wolo-USA.com, Autozone.com, Amazon.com, BestAutoAccessories.com and Autoaccessoriesgarage.com, among others. There also exists significant growth potential in the purchasing of available key URL’s and implementing enhanced search engine optimization strategies.

●	Expand into traditional market and original equipment replacement horns. The automotive aftermarket has multiple channels of distribution, and one in which we have limited distribution is the traditional channel. This channel distributes products through wholesale warehouse distributors such as Federated Auto Parts, Pronto Auto Parts, Bumper-To-Bumper and Auto Value. Traditional distribution primarily services the DIFM (Do-It-For-Me) or professional installers. Most of the products sold are direct original equipment replacement parts which are researched based on year/make/model of the vehicle needing parts. We have limited distribution into the traditional channel, primarily due to the fact that there are no original equipment replacement horns in our product offerings. We believe that with minor product enhancements, we can offer products to serve this channel and improve market share into the traditional channel.

●	Expand into growing international markets. Currently, we sell our products in the US, Canada, Mexico, Europe and the Middle East. There is great growth opportunity in Mexico, where AutoZone currently has over 550 stores, and is continuing to expand aggressively. Additionally, we have identified Canada and the Netherlands as expansion markets specifically for our Motorcycle Air Horn.

●	Additional focus on the municipal and public safety markets. We have identified a significant demand for certified warning lights within the municipal and public safety markets. The certification of existing products is immediately possible and very cost effective.

●	Grow presence within the marine marketplace. We see immediate growth opportunities existing within the marine market with certified horns that meet US Coast Guard regulations and other regulatory standards.

Intellectual Property

We have been granted 54 patents from the United States, China, Taiwan and the EU with three additional patents pending. About half of our patents are utility patents, which protect a product’s methods of functionality. Utility patents are a difficult barrier for competitors to overcome, therefore these products have a higher profit margin. The other half of our patents are design patents.

We have trademarks registered in the United States and various countries for some of our core properties, including Taiwan, amongst others.

Our intellectual property, including patents, trademarks, service marks, domain names, copyrights and trade secrets, is an important part of our business. To protect our intellectual property, we rely on a combination of laws and regulations, in addition to intellectual property rights in the United States and other jurisdictions, including patents, trademarks, copyrights, and trade secret laws, together with contractual provisions and technical measures that we have implemented. To protect our trade secrets, we maintain strict control access to our proprietary systems and technology. We also enter into confidentiality and invention assignment agreements with employees and consultants, as well as confidentiality and non-disclosure agreements with third parties that provide products and services to us.

Employees

As of December 31, 2021, we employed 16 employees, including 13 hourly employees. The following table sets forth the number of full-time employees by function.

Department/Function	Employees
Management	2
Sales Manager	1
Warehouse manager	1
Bookkeeper & office (Hourly)	4
Warehouse (Hourly)	8
TOTALS	16

None of our employees are represented by labor unions, and we believe that we have an excellent relationship with our employees.

Regulation

We are subject to various federal, state and local laws and governmental regulations relating to the operation of our business, including those related to labor and employment, discrimination, anti-bribery/anti-corruption, product quality and safety standards, data privacy and taxes. Compliance with any such laws and regulations has not had a material adverse effect on our operations to date.

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

The COVID-19 pandemic may cause a material adverse effect on our business.

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

Kyle’s was also qualified as an essential business and remained open during the pandemic, with certain occupancy restrictions at times, so it did not experience any meaningful business interruption. However, certain key customers of Kyle’s elected to either temporarily stop building homes or delayed their building process, particularly during the second quarter of 2020, which adversely affected Kyle’s sales. Further, early on during the pandemic, several of Kyle’s employees had taken time off because of medical issues, and some of them did not return to employment. Kyle’s has been hiring and training new employees to replace lost productivity because of the aforementioned loss of employees. Kyle’s did not experience any meaningful business interruption related to any of its key suppliers; although recently, potentially as a result of the pandemic and resulting impact, Kyle’s has seen price increases in certain key raw materials such as wood products and hardware. These increases may negatively affect Kyle’s profitability and financial condition. If the pace of the pandemic does not continue to slow, it may continue to negatively affect Kyle’s ability to generate sales opportunities and to hire productive employees, as well as impact the cost of raw materials. Therefore, Kyle’s business operations may experience further delays and experience lost sales opportunities and increased costs, which could further adversely impact Kyle’s profitability and financial condition.

High Mountain was qualified as an essential business and remained open during the pandemic. As it followed both federal and Nevada state guidelines regarding occupancy restrictions, it did not experience significant business disruptions, although it did experience some loss of productivity due to employee absences. High Mountain continues to comply with Nevada state and CDC guidelines regarding workplace safety.

Innovative Cabinets was also qualified as an essential business and thus remained open during the pandemic, while complying with federal and Nevada state guidelines regarding occupancy restrictions. However, since a substantive amount of its materials come from Asia, where its manufacturing network is located, Innovative Cabinets did experience longer supply chain lead-times and higher logistics costs. It has been exploring alternative sourcing opportunities. Given the prevailing market conditions for building supplies and materials, it may continue to experience supply chain issues and higher supply costs, which could adversely impact its profitability and financial condition.

Wolo qualified as an essential business and remained open during the pandemic. At no time during the pandemic did it experience an internal contamination forcing it to stop its business. The pandemic has had a dramatic impact on Wolo’s supply chain as it has on others in the automotive aftermarket. Approximately 90% of Wolo’s vendor base is located in China. The pandemic issues impacting ports in the U.S. due to lack of personnel has had a ripple effect on Chinese suppliers. Containers are slow to be emptied in the U.S., causing a backlog of ships waiting to get into ports and limiting containers and ships returning to China. The lack of containers and available space on ships has escalated shipping costs by over 300% from 2020. Costs for raw materials have also started to increase due to availability. Wolo cannot absorb these increases and began passing on a price increase to customers starting June 1, 2021, although the effective date may be later for some customers. We believe that this is an industry-wide issue and that it should not put Wolo in an unfavorable pricing position.

The spread of COVID-19 has also adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. The pandemic has resulted, and may continue to result, in a significant disruption of global financial markets, which may reduce our ability to access capital in the future, which could negatively affect our liquidity.

The extent to which the pandemic may impact our results will depend on future developments, which are highly uncertain and cannot be predicted as of the date of this report, including the effectiveness of vaccines and other treatments for COVID-19, and other new information that may emerge concerning the severity of the pandemic and steps taken to contain the pandemic or treat its impact, among others. Nevertheless, the pandemic and the current financial, economic and capital markets environment, and future developments in the global supply chain and other areas present material uncertainty and risk with respect to our performance, financial condition, results of operations and cash flows.

We have a limited operating history, and we may not be able to manage our businesses on a profitable basis.

We were formed on January 22, 2013 and operated a management consulting business from that date through October 3, 2017. In March 2017, we acquired Neese, a provider of products and services for the agriculture, construction, lawn and garden industries, which we subsequent sold back to the original owners in April 2021. In April 2019, we acquired the assets of Goedeker Television, a one-stop e-commerce destination for home furnishings, which we subsequently spun-off pursuant our distribution of all of our shares of 1847 Goedeker that we held to our shareholders in October 2020. In May 2020, we acquired Asien’s, which provides a wide variety of appliance services, including sales, delivery/installation, in-home service and repair, extended warranties, and financing in the North Bay area of Sonoma County, California. In September 2020, we acquired Kyle’s, a leading custom cabinetry maker servicing contractors and homeowners since 1976 in Boise, Idaho and the surrounding area. In March 2021, we acquired Wolo, which designs and sells horn and safety products (electric, air, truck, marine, motorcycle and industrial equipment), and offers vehicle emergency and safety warning lights for cars, trucks, industrial equipment and emergency vehicles. In October 2021, we acquired High Mountain and Innovative Cabinets, which specialize in all aspects of finished carpentry products and services. We plan to acquire additional operating businesses in the future.

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

Our auditors determined our ability to continue as a going concern is a critical audit matter due to the estimation and uncertainty regarding our future cash flows, available capital and the risk of bias in management’s judgments and assumptions in their determination.

Although our audited financial statements for the year ended December 31, 2021 were prepared under the assumption that we would continue our operations as a going concern, the report of our independent registered public accounting firm that accompanies our financial statements for the year ended December 31, 2021 contains a critical audit matter description relating to our ability to continue as a going concern due to the estimation and uncertainty regarding our future cash flows, available capital and the risk of bias in management’s judgments and assumptions in their determination. We have generated losses since inception and have relied on cash on hand, sales of securities, external bank lines of credit, and issuance of third-party and related party debt to support cashflow from operations. For the year ended December 31, 2021, we incurred operating losses from continuing operations of $3,721,157 (before deducting losses attributable to non-controlling interests and excluding the income of discontinued operations), cash flows used in operating activities from continuing operations of $897,566 (excluding the cashflow from discontinued operations) and negative working capital of $1,295,692 (excluding the negative working capital from discontinued operations).

However, management believes, based on our operating plan, that current working capital and current and expected additional financing is sufficient to fund operations and satisfy our obligations as they come due for at least one year from the financial statement issuance date. We also believe that the proceeds from this offering will be sufficient to fund our operations for significantly more than the next year. However, we do believe additional funds are required to execute our business plan and our strategy of acquiring additional businesses. The funds required to execute our business plan will depend on the size, capital structure and purchase price consideration that the seller of a target business deems acceptable in a given transaction. The amount of funds needed to execute our business plan also depends on what portion of the purchase price of a target business the seller of that business is willing to take in the form of seller notes or our equity or equity in one of our subsidiaries. Given these factors, we believe that the amount of outside additional capital necessary to execute our business plan on the low end (assuming target company sellers accept a significant portion of the purchase price in the form of seller notes or our equity or equity in one of our subsidiaries) ranges between $100,000 to $250,000. If, and to the extent, that sellers are unwilling to accept a significant portion of the purchase price in seller notes and equity, then the cash required to execute our business plan could be as much as $5,000,000.

Although we do not believe that we will require additional cash to continue our operations over the next twelve months, there are no assurances that we will be able to raise our revenues to a level which supports profitable operations and provides sufficient funds to pay obligations in the future. Our prior losses have had, and will continue to have, an adverse effect on our financial condition. In addition, continued operations and our ability to acquire additional businesses may be dependent on our ability to obtain additional financing in the future, and there are no assurances that such financing will be available to us at all or will be available in sufficient amounts or on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we are unable to generate additional funds in the future through our operations, financings or from other sources or transactions, we will exhaust our resources and will be unable to continue operations. If we cannot continue as a going concern, our shareholders would likely lose most or all of their investment in us.

We may not be able to effectively integrate the businesses that we acquire.

Our ability to realize the anticipated benefits of acquisitions will depend on our ability to integrate those businesses with our own. The combination of multiple independent businesses is a complex, costly and time-consuming process and there can be no assurance that we will be able to successfully integrate businesses into our business, or if such integration is successfully accomplished, that such integration will not be costlier or take longer than presently contemplated. Integration of future acquisitions may include various risks and uncertainties, including the factors discussed in the paragraph below. If we cannot successfully integrate and manage the businesses within a reasonable time, we may not be able to realize the potential and anticipated benefits of such acquisitions, which could have a material adverse effect on our share price, business, cash flows, results of operations and financial position.

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

The future success of our existing and future businesses also depends on the respective management teams of those businesses because we intend to operate our businesses on a stand-alone basis, primarily relying on their existing management teams for day-to-day operations. Consequently, their operational success, as well as the success of any organic growth strategy, will be dependent on the continuing efforts of the management teams of our businesses. We will seek to provide these individuals with equity incentives and to have employment agreements with certain persons we have identified as key to their businesses. However, these measures may not prevent these individuals from leaving their employment. The loss of services of one or more of these individuals may materially adversely affect our financial condition, business and results of operations.

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

In addition, the put price and profit allocation will be payment obligations and, as a result, will be senior in right to the payment of any distributions to our shareholders. Further, we are required to make a profit allocation to our manager upon satisfaction of applicable conditions to payment. See Item 1 “Business—Our Manager—Our Manager as an Equity Holder” for more information about our manager’s put right and profit allocation.

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

If we violate any such covenants, our lenders could accelerate the maturity of any debt outstanding and we may be prohibited from making any distributions to our shareholders. Such debt may be secured by our assets, including the stock we may own in businesses that we acquire and the rights we have under intercompany loan agreements that we may enter into with our businesses. Our ability to meet our debt service obligations may be affected by events beyond our control and will depend primarily upon cash produced by businesses that we currently manage and may acquire in the future and distributed or paid to us. Any failure to comply with the terms of our indebtedness may have a material adverse effect on our financial condition.

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

A report of our management is included under Item 9A. “Controls and Procedures”. We are a smaller reporting company and, consequently, are not required to include an attestation report of our auditor in our annual report. However, if and when we become subject to the auditor attestation requirements under SOX 404, we can provide no assurance that we will receive a positive attestation from our independent auditors.

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2021, management identified material weaknesses. These material weaknesses were associated with our lack of (i) appropriate policies and procedures to evaluate the proper accounting and disclosures of key documents and agreements, (ii) adequate segregation of duties with our limited accounting personnel and reliance upon outsourced accounting services and (iii) sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of GAAP commensurate with our financial reporting requirements. We are undertaking remedial measures, which measures will take time to implement and test, to address these material weaknesses. There can be no assurance that such measures will be sufficient to remedy the material weaknesses identified or that additional material weaknesses or other control or significant deficiencies will not be identified in the future. If we continue to experience material weaknesses in our internal controls or fail to maintain or implement required new or improved controls, such circumstances could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements, or adversely affect the results of periodic management evaluations and, if required, annual auditor attestation reports. Each of the foregoing results could cause investors to lose confidence in our reported financial information and lead to a decline in our share price.

Risks Related to Our Retail and Appliances Business

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

Our business is rapidly evolving and intensely competitive, and we have many competitors in different industries. Our competition includes big box retailers, such as Home Depot, Lowe’s and Costco, specialty retailers, such as TeeVax, Ferguson and Premier Bath and Kitchen, and online marketplaces, such as Amazon.

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

The marketing of our products depends on our ability to cultivate and maintain cost-effective and otherwise satisfactory relationships with search engines and social media platforms, including those operated by Google, Facebook, Bing and Yahoo!. These platforms could decide to change their terms and conditions of use at any time (and without notice) and/or significantly increase their fees. No assurances can be provided that we will be able to maintain cost-effective and otherwise satisfactory relationships with these platforms and our inability to do so in the case of one or more of these platforms could have a material adverse effect on our business, financial condition and results of operations.

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

For example, if one of our data centers fails or suffers an interruption or degradation of services, we could lose customer data and miss order fulfillment deadlines, which could harm our business. Our systems and operations, including our ability to fulfill customer orders through our logistics network, are also vulnerable to damage or interruption from inclement weather, fire, flood, power loss, telecommunications failure, terrorist attacks, labor disputes, cyber-attacks, data loss, acts of war, break-ins, earthquake and similar events. In the event of a data center failure, the move to a back-up could take substantial time, during which time our sites could be completely shut down. Further, our back-up services may not effectively process spikes in demand, may process transactions more slowly and may not support all of our site’s functionality.

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

We collect, maintain, transmit and store data about our customers, employees, contractors, suppliers, vendors and others, including credit card information and personally identifiable information, as well as other confidential and proprietary information. We also employ third-party service providers that store, process and transmit certain proprietary, personal and confidential information on our behalf. We rely on encryption and authentication technology licensed from third parties in an effort to securely transmit, encrypt, anonymize or pseudonymize certain confidential and sensitive information, including credit card numbers. Advances in computer capabilities, new technological discoveries or other developments may result in the whole or partial failure of this technology to protect transaction and personal data or other confidential and sensitive information from being breached or compromised. Our security measures, and those of our third-party service providers, may not detect or prevent all attempts to hack our systems, denial-of-service attacks, viruses, malicious software, break-ins, phishing attacks, ransom-ware, social engineering, security breaches or other attacks and similar disruptions that may jeopardize the security of information stored in or transmitted by our sites, networks and systems or that we or our third-party service providers otherwise maintain, including payment card systems and human resources management platforms. We and our service providers may not anticipate, discover or prevent all types of attacks until after they have already been launched, and techniques used to obtain unauthorized access to or sabotage systems change frequently and may not be known until launched against us or our third-party service providers. In addition, security breaches can also occur as a result of non-technical issues, including intentional or inadvertent breaches by our employees or by persons with whom we have commercial relationships.

Breaches of our security measures or those of our third-party service providers or cyber security incidents could result in unauthorized access to our sites, networks and systems; unauthorized access to and misappropriation of personal information, including consumers’ and employees’ personally identifiable information, or other confidential or proprietary information of ourselves or third parties; limited or terminated access to certain payment methods or fines or higher transaction fees to use such methods; viruses, worms, spyware or other malware being served from our sites, networks or systems; deletion or modification of content or the display of unauthorized content on our sites; interruption, disruption or malfunction of operations; costs relating to breach remediation, deployment or training of additional personnel and protection technologies, responses to governmental investigations and media inquiries and coverage; engagement of third-party experts and consultants; litigation, regulatory action and other potential liabilities. If any of these breaches of security occur, our reputation and brand could be damaged, our business may suffer, we could be required to expend significant capital and other resources to alleviate problems caused by such breaches and we could be exposed to a risk of loss, litigation or regulatory action and possible liability. In addition, any party who is able to illicitly obtain a customer’s password could access that customer’s transaction data or personal information. Any compromise or breach of our security measures, or those of our third-party service providers, could violate applicable privacy, data security and other laws, and cause significant legal and financial exposure, adverse publicity and a loss of confidence in our security measures, which could have a material adverse effect on our business, financial condition and operating results. We may need to devote significant resources to protect against security breaches or to address problems caused by breaches, diverting resources from the growth and expansion of our business.

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

We depend on our ability to provide our customers with a wide range of products from qualified suppliers, many of whom are located in countries outside of the U.S., in a timely and efficient manner. Political and economic instability, the financial stability of suppliers, suppliers’ ability to meet our standards, labor problems experienced by suppliers, the availability or cost of raw materials, merchandise quality issues, currency exchange rates, trade tariff developments, transport availability and cost, transport security, inflation, and other factors relating to our suppliers are beyond our control.

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

We have relationships with approximately 36 suppliers. Our agreements with suppliers are generally terminable at will by either party upon short notice. If we do not maintain our existing relationships or build new relationships with suppliers on acceptable commercial terms, we may not be able to maintain a broad selection of merchandise, and our business and prospects would suffer severely.

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

Risks Related to Our Custom Carpentry Business

The loss of any of our key customers could have a materially adverse effect on our results of operations.

Historically, a few long-term recurring contractor customers have accounted for a majority of our revenues. There can be no assurance that we will maintain or improve the relationships with those customers. Our major customers often change each period based on when a given order is placed. If we cannot maintain long-term relationships with major customers or replace major customers from period to period with equivalent customers, the loss of such sales could have an adverse effect on our business, financial condition and results of operations.

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

Our custom carpentry business is subject to seasonal and other periodic fluctuations, and affected by factors beyond our control, which may cause our sales and operating results to fluctuate significantly.

Our custom carpentry business is subject to seasonal fluctuations. We believe that we can more effectively control and balance our direct labor resources and costs during seasonal variations in our custom carpentry business, depending on the dynamics of the market served. However, extreme winter weather conditions can have an adverse effect on appointments and installations which typically occur during our fourth and first quarters and can also negatively affect our net sales and operating results. In addition, sales and revenues may decline in the fourth quarter due to the holiday season.

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

The nature of our custom carpentry business exposes us to product liability, workmanship warranty, casualty, negligence, construction defect, breach of contract and other claims and legal proceedings.

We are subject to product liability, workmanship warranty, casualty, negligence, construction defect, breach of contract and other claims and legal proceedings relating to the products we install or manufacture that, if adversely determined, could adversely affect our financial condition, results of operations and cash flows. We rely on manufacturers and other suppliers to provide us with most of the products we install. Other than for products manufactured by Kyle’s, we generally do not have direct control over the quality of such products manufactured or supplied by such third-party suppliers. As such, we are exposed to risks relating to the quality of such products. In the event that any of our products prove to be defective, we may be required to recall or redesign such products, which would result in significant unexpected costs.

We are also exposed to potential claims arising from the conduct of our employees and contractors, for which we may be contractually liable. We have in the past been, and may in the future be, subject to penalties and other liabilities in connection with injury or damage incurred in conjunction with the installation of our products.

In addition, our contracts, particularly those with large single-family and multi-family homebuilders, contain certain performance and installation schedule requirements. Many factors, some of which our outside of our control, may affect our ability to meet these requirements, including shortages of material or skilled labor, unforeseen engineering problems, work stoppages, weather interference, floods, unanticipated cost increases, and legal or political challenges. If we do not meet these requirements, we may be subject to liquidated damages or other penalties, as well as claims for breach of contract.

Product liability, workmanship warranty, casualty, negligence, construction defect, breach of contract and other claims and legal proceedings can be expensive to defend and can divert the attention of management and other personnel for significant periods of time, regardless of the ultimate outcome. In addition, lawsuits relating to construction defects typically have statutes of limitations that can run as long as ten years. Claims of this nature could also have a negative impact on customer confidence in us and our services. Although we currently maintain what we believe to be suitable and adequate insurance, we may be unable to maintain such insurance on acceptable terms or such insurance may not provide adequate protection against potential liabilities. In addition, some liabilities may not be covered by our insurance. Current or future claims could have a material adverse effect on our reputation, business, financial condition and results of operations.

If we are unable to compete successfully with our competitors, our financial condition and results of operations may be harmed.

We operate in a highly fragmented and very competitive industry. Our competitors include national and local carpentry manufacturers. These can be large, consolidated operations which house their manufacturing facilities in large and efficient plants, as well as relatively small, local cabinetmakers. Although we believe that we have superior name and reputation of direct marketing of custom designed carpentry, we compete with numerous competitors in our primary markets in which we operate, with reputation, price, workmanship and services being the principal competitive factors. Some of our competitors have achieved substantially more market penetration in certain of the markets in which we operate. Some of our competitors have greater resources available and are less highly leveraged, which may provide them with greater financial flexibility. We also compete against retail chains, including Sears, Costco, Builders Square, Sam’s Warehouse Club and other stores, which offer similar products and services through licensees. We compete, to a lesser extent, with small home improvement contractors and with large “home center” retailers such as Home Depot and Lowes. As a result of the implementation of our business strategy to conduct more remodel, condo/multi-family, and commercial projects in the new construction markets, we anticipate that we will compete to a greater degree with large “home center” retailers. To remain competitive, we will need to invest continuously in manufacturing, customer service and support, marketing and our dealer network. We may have to adjust the prices of some of our products to stay competitive, which would reduce our revenues or harm our financial condition and result of operations. We may not have sufficient resources to continue to make such investments or maintain our competitive position within each of the markets we serve.

We have historically depended on a limited number of third parties to supply key finished goods and raw materials to us. Failure to obtain a sufficient supply of these finished goods and raw materials in a timely fashion and at reasonable costs could significantly delay our delivery of products, which would cause us to breach our sales contracts with our customers.

We have historically purchased certain key finished goods and raw materials, such as pre-manufactured doors, cabinets, countertops, lumber and hardware, from a limited number of suppliers. We purchased finished goods and raw materials on the basis of purchase orders. In the absence of firm and long-term contracts, we may not be able to obtain a sufficient supply of these finished goods and raw materials from our existing suppliers or alternates in a timely fashion or at a reasonable cost. If we fail to secure a sufficient supply of key finished goods and raw materials in a timely fashion, it would result in a significant delay in our delivery of products, which may cause us to breach our sales contracts with our customers. Furthermore, failure to obtain sufficient supply of these finished goods and raw materials at a reasonable cost could also harm our revenue and gross profit margins.

Increased prices for finished goods or raw materials could increase our cost of sales and decrease demand for our products, which could adversely affect our revenue or profitability.

Our profitability is affected by the prices of the finished goods and raw materials used in the manufacturing and sale of our products. These prices may fluctuate based on a number of factors beyond our control, including, among others, changes in supply and demand, general economic conditions, labor costs, competition, import duties, tariffs, currency exchange rates and, in some cases, government regulation. Increased prices could adversely affect our profitability or revenues. We do not have long-term supply contracts for the finished goods and raw materials; however, we enter into pricing agreements with certain customers which fix their pricing for specified periods ranging from one to twelve months. Significant increases in the prices of finished goods and raw materials could adversely affect our profit margins, especially if we are not able to recover these costs by increasing the prices we charge our customers for our products.

Interruptions in deliveries of finished goods and raw materials could adversely affect our revenue or profitability.

Our dependency upon regular deliveries from particular suppliers means that interruptions or stoppages in such deliveries could adversely affect our operations until arrangements with alternate suppliers could be made. If any of our suppliers were unable to deliver finished goods and raw materials to us for an extended period of time, as the result of financial difficulties, catastrophic events affecting their facilities or other factors beyond our control, or if we were unable to negotiate acceptable terms for the supply of finished goods and raw materials with these or alternative suppliers, our business could suffer. We may not be able to find acceptable alternatives, and any such alternatives could result in increased costs for us. Even if acceptable alternatives are found, the process of locating and securing such alternatives might be disruptive to our business. Extended unavailability of a necessary finished good or raw material could cause us to cease manufacturing or selling one or more of our products for a period of time.

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

Risks Related to Our Automotive Supply Business

If we fail to offer a broad selection of products at competitive prices or fail to maintain sufficient inventory to meet customer demands, our revenue could decline.

In order to expand our business, we must successfully offer, on a continuous basis, a broad selection of products that meet the needs of our customers, including by being the first to market with new products. In addition, to be successful, our product offerings must be broad and deep in scope, competitively priced, well-made, innovative and attractive to a wide range of consumers. We cannot predict with certainty that we will be successful in offering products that meet all of these requirements. Moreover, even if we offer a broad selection of products at competitive prices, we must maintain sufficient in-stock inventory to meet consumer demand. If our product offerings fail to satisfy our customers’ requirements or respond to changes in customer preferences or we otherwise fail to maintain sufficient in-stock inventory, our revenue could decline.

We are highly dependent upon key suppliers and an interruption in such relationships or our ability to obtain products from such suppliers could adversely affect our business and results of operations.

In 2021 and 2020, Wolo purchased a substantial portion of finished goods from four third-party vendors which comprised of 61.4% and 56% of its purchases, respectively. Our ability to acquire products from our suppliers in amounts and on terms acceptable to us is dependent upon a number of factors that could affect our suppliers and which are beyond our control. For example, financial or operational difficulties that some of our suppliers may face could result in an increase in the cost of the products we purchase from them. If we do not maintain our relationships with our existing suppliers or develop relationships with new suppliers on acceptable commercial terms, we may not be able to continue to offer a broad selection of merchandise at competitive prices and, as a result, we could lose customers and our sales could decline.

We also have limited control over the products that our suppliers purchase or keep in stock. Our suppliers may not accurately forecast the products that will be in high demand or they may allocate popular products to other resellers, resulting in the unavailability of certain products for delivery to our customers. Any inability to offer a broad array of products at competitive prices and any failure to deliver those products to our customers in a timely and accurate manner may damage our reputation and brand and could cause us to lose customers and our sales could decline.

In addition, the increasing consolidation among auto parts suppliers may disrupt or end our relationship with some suppliers, result in product shortages and/or lead to less competition and, consequently, higher prices. Furthermore, as part of our routine business, suppliers extend credit to us in connection with our purchase of their products. In the future, our suppliers may limit the amount of credit they are willing to extend to us in connection with our purchase of their products. If this were to occur, it could impair our ability to acquire the types and quantities of products that we desire from the applicable suppliers on acceptable terms, severely impact our liquidity and capital resources, limit our ability to operate our business and could have a material adverse effect on our financial condition and results of operations.

We are dependent upon relationships with manufacturers in Taiwan and China, which exposes us to complex regulatory regimes and logistical challenges.

Approximately 95% of our manufacturing is outsourced to contract manufacturers in China and Taiwan, resulting in additional factors could interrupt our relationships or affect our ability to acquire the necessary products on acceptable terms, including:

●	political, social and economic instability and the risk of war or other international incidents in Asia or abroad;

●	fluctuations in foreign currency exchange rates that may increase our cost of products;

●	imposition of duties, taxes, tariffs or other charges on imports;

●	difficulties in complying with import and export laws, regulatory requirements and restrictions;

●	natural disasters and public health emergencies, such as the recent COVID-19 pandemic;

●	import shipping delays resulting from foreign or domestic labor shortages, slow-downs, or stoppage; and

●	the failure of local laws to provide a sufficient degree of protection against infringement of our intellectual property;

●	imposition of new legislation relating to import quotas or other restrictions that may limit the quantity of our products that may be imported into the U.S. from countries or regions where we do business;

●	financial or political instability in any of the countries in which our products are manufactured;

●	potential recalls or cancellations of orders for any products that do not meet our quality standards;

●	disruption of imports by labor disputes or strikes and local business practices;

●	political or military conflict involving the U.S. or any country in which our suppliers are located, which could cause a delay in the transportation of our products, an increase in transportation costs and additional risk to products being damaged and delivered on time;

●	heightened terrorism security concerns, which could subject imported goods to additional, more frequent or more thorough inspections, leading to delays in deliveries or impoundment of goods for extended periods;

●	inability of our non-U.S. suppliers to obtain adequate credit or access liquidity to finance their operations; and

●	our ability to enforce any agreements with our foreign suppliers.

If we were unable to import products from China and Taiwan or were unable to import products from China and Taiwan in a cost-effective manner, we could suffer irreparable harm to our business and be required to significantly curtail our operations, file for bankruptcy or cease operations.

From time to time, we may also have to resort to administrative and court proceedings to enforce our legal rights with foreign suppliers. However, it may be more difficult to evaluate the level of legal protection we enjoy in Taiwan and China and the corresponding outcome of any administrative or court proceedings than in comparison to our suppliers in the United States.

We depend on third-party delivery services, for both inbound and outbound shipping, to deliver our products to our distribution centers and subsequently to our customers on a timely and consistent basis, and any deterioration in our relationship with any one of these third parties or increases in the fees that they charge could harm our reputation and adversely affect our business and financial condition.

We rely on third parties for the shipment of our products, both inbound and outbound shipping logistics, and we cannot be sure that these relationships will continue on terms favorable to us, or at all. Shipping costs have increased from time to time, and may continue to increase, and we may not be able to pass these costs directly to our customers. Any increased shipping costs could harm our business, prospects, financial condition and results of operations by increasing our costs of doing business and reducing gross margins which could negatively affect our operating results. In addition, we utilize a variety of shipping methods for both inbound and outbound logistics. For inbound logistics, we rely on trucking and ocean carriers and any increases in fees that they charge could adversely affect our business and financial condition. For outbound logistics, we rely on “Less-than-Truckload” and parcel freight based upon the product and quantities being shipped and customer delivery requirements. These outbound freight costs have increased on a year-over-year basis and may continue to increase in the future. We also ship a number of oversized auto parts which may trigger additional shipping costs by third-party delivery services. Any increases in fees or any increased use of “Less-than-Truckload” shipping would increase our shipping costs which could negatively affect our operating results.

In addition, if our relationships with these third parties are terminated or impaired, or if these third parties are unable to deliver products for us, whether due to labor shortage, slow down or stoppage, deteriorating financial or business condition, responses to terrorist attacks or for any other reason, we would be required to use alternative carriers for the shipment of products to our customers. Changing carriers could have a negative effect on our business and operating results due to reduced visibility of order status and package tracking and delays in order processing and product delivery, and we may be unable to engage alternative carriers on a timely basis, upon terms favorable to us, or at all.

If commodity prices such as fuel, plastic and steel increase, our margins may be negatively impacted.

Our third-party delivery services have increased fuel surcharges from time to time, and such increases negatively impact our margins, as we are generally unable to pass all of these costs directly to consumers. Increasing prices in the component materials for the parts we sell may impact the availability, the quality and the price of our products, as suppliers search for alternatives to existing materials and increase the prices they charge. We cannot ensure that we can recover all the increased costs through price increases, and our suppliers may not continue to provide the consistent quality of product as they may substitute lower cost materials to maintain pricing levels, all of which may have a negative impact on our business and results of operations.

If we are unable to manage the challenges associated with our international operations, the growth of our business could be limited and our business could suffer.

In addition to our relationships with foreign suppliers, we have contracts with sales representatives from thirteen regional sales companies in North America, Mexico, Puerto Rico, the U.K., Europe, the Middle East and the industrial aftermarket. We are subject to a number of risks and challenges that specifically relate to our international operations. Our international operations may not be successful if we are unable to meet and overcome these challenges, which could limit the growth of our business and may have an adverse effect on our business and operating results. These risks and challenges include:

●	difficulties and costs of staffing and managing foreign operations;

●	restrictions imposed by local labor practices and laws on our business and operations;

●	exposure to different business practices and legal standards;

●	unexpected changes in regulatory requirements;

●	the imposition of government controls and restrictions;

●	political, social and economic instability and the risk of war, terrorist activities or other international incidents;

●	the failure of telecommunications and connectivity infrastructure;

●	natural disasters and public health emergencies;

●	potentially adverse tax consequences; and

●	fluctuations in foreign currency exchange rates and relative weakness in the U.S. dollar.

If our fulfillment operations are interrupted for any significant period of time or are not sufficient to accommodate increased demand, our sales could decline and our reputation could be harmed.

Our success depends on our ability to successfully receive and fulfill orders and to promptly deliver our products to our customers. Most of the orders for our products are filled from our inventory in our distribution centers, where all our inventory management, packaging, labeling and product return processes are performed. Increased demand and other considerations may require us to expand our distribution centers or transfer our fulfillment operations to larger or other facilities in the future. If we do not successfully expand our fulfillment capabilities in response to increases in demand, our sales could decline.

In addition, our distribution centers are susceptible to damage or interruption from human error, pandemics, fire, flood, power loss, telecommunications failures, terrorist attacks, acts of war, break-ins, earthquakes and similar events. We do not currently maintain back-up power systems at our fulfillment centers. We do not presently have a formal disaster recovery plan and our business interruption insurance may be insufficient to compensate us for losses that may occur in the event operations at our fulfillment center are interrupted. In addition, alternative arrangements may not be available, or if they are available, may increase the cost of fulfillment. Any interruptions in our fulfillment operations for any significant period of time, including interruptions resulting from the expansion of our existing facilities or the transfer of operations to a new facility, could damage our reputation and brand and substantially harm our business and results of operations.

We face intense competition and operate in an industry with limited barriers to entry, and some of our competitors may have greater resources than us and may be better positioned to capitalize on the growing auto parts market.

The aftermarket auto parts industry is competitive and highly fragmented, with products distributed through multi-tiered and overlapping channels. We compete with both online and offline retailers who offer OEMs and aftermarket auto parts. Current or potential competitors include FIAMM, Grote, Peterson Manufacturing Company, ECCO, Vixen Horns, HornBlasters and Kleinn.

Many of our current and potential competitors have longer operating histories, large customer bases, superior brand recognition and significantly greater financial, marketing, technical, management and other resources than we do. In addition, some of our competitors have used and may continue to use aggressive pricing tactics and devote substantially more financial resources to website and system development than we do. We expect that competition will further intensify in the future as Internet use and online commerce continue to grow worldwide. Increased competition may result in reduced sales, lower operating margins, reduced profitability, loss of market share and diminished brand recognition.

We rely on key personnel and may need additional personnel for the success and growth of our business.

Our business is largely dependent on the personal efforts and abilities of highly skilled executive, technical, managerial, merchandising and marketing personnel. Competition for such personnel is intense, and we cannot assure that we will be successful in attracting and retaining such personnel. The loss of any key employee or our inability to attract or retain other qualified employees could harm our business and results of operations.

If our product catalog database is stolen, misappropriated or damaged, or if a competitor is able to create a substantially similar catalog without infringing our rights, then we may lose an important competitive advantage.

We have invested significant resources and time to build and maintain our product catalog, which is maintained in the form of an electronic database. We believe that our product catalog provides us with an important competitive advantage. We cannot assure you that we will be able to protect our product catalog from unauthorized copying or theft or that our product catalog will continue to operate adequately, without any technological challenges. In addition, it is possible that a competitor could develop a catalog or database that is similar to or more comprehensive than ours, without infringing our rights. In the event our product catalog is damaged or is stolen, copied or otherwise replicated to compete with us, whether lawfully or not, we may lose an important competitive advantage and our business could be harmed.

Economic conditions have had, and may continue to have, an adverse effect on the demand for aftermarket auto parts and could adversely affect our sales and operating results.

Demand for our products has been and may continue to be adversely affected by general economic conditions. In declining economies, consumers often defer regular vehicle maintenance and may forego purchases of nonessential performance and accessories products, which can result in a decrease in demand for auto parts in general. Consumers also defer purchases of new vehicles, which immediately impacts performance parts and accessories, which are generally purchased in the first six months of a vehicle’s lifespan. In addition, during economic downturns, some competitors may become more aggressive in their pricing practices, which would adversely impact our gross margin. Certain suppliers may exit the industry which may impact our ability to procure parts and may adversely impact gross margin as the remaining suppliers increase prices to take advantage of limited competition.

Vehicle miles driven, vehicle accident rates and insurance companies’ willingness to accept a variety of types of parts in the repair process have fluctuated and may decrease, which could result in a decline of our revenues and negatively affect our results of operations.

We and our industry depend on the number of vehicle miles driven, vehicle accident rates and insurance companies’ willingness to accept a variety of types of parts in the repair process. Decreased miles driven reduce the number of accidents and corresponding demand for parts, and reduce the wear and tear on vehicles with a corresponding reduction in demand for vehicle repairs and parts. If consumers were to drive less in the future and/or accident rates were to decline, as a result of higher gas prices, increased use of ride-shares, the advancement of driver assistance technologies, or otherwise, our sales may decline and our business and financial results may suffer.

We will be required to collect and pay more sales taxes, and could become liable for other fees and penalties, which could have an adverse effect on our business.

We have historically collected sales or other similar taxes only on the shipment of goods to customers in the state of New York. However, following the U.S. Supreme Court decision in South Dakota v. Wayfair, we are now required to collect sales tax in any state which passes legislation requiring out-of-state retailers to collect sales tax even where they have no physical nexus. We have historically enjoyed a competitive advantage to the extent our competitors are already subject to those tax obligations. By collecting sales tax in additional states, we will lose this competitive advantage as total costs to our customers will increase, which could adversely affect our sales.

Moreover, if we fail to collect and remit or pay required sales or other taxes in a jurisdiction or qualify or register to do business in a jurisdiction that requires us to do so or if we have failed to do so in the past, we could face material liabilities for taxes, fees, interest and penalties. If various jurisdictions impose new tax obligations on our business activities, our sales and net income in those jurisdictions could decrease significantly, which could harm our business.

Higher wage and benefit costs could adversely affect our business.

Changes in federal and state minimum wage laws and other laws relating to employee benefits could cause us to incur additional wage and benefit costs. Increased labor costs brought about by changes in minimum wage laws, other regulations or prevailing market conditions could increase our expenses and have an adverse impact on our profitability.

We face exposure to product liability lawsuits.

The automotive industry in general has been subject to a large number of product liability claims due to the nature of personal injuries that result from car accidents or malfunctions. As a distributor of auto parts, including parts obtained overseas, we could be held liable for the injury or damage caused if the products we sell are defective or malfunction regardless of whether the product manufacturer is the party at fault. While we carry insurance against product liability claims, if the damages in any given action were high or we were subject to multiple lawsuits, the damages and costs could exceed the limits of our insurance coverage or prevent us from obtaining coverage in the future. If we were required to pay substantial damages as a result of these lawsuits, it may seriously harm our business and financial condition. Even defending against unsuccessful claims could cause us to incur significant expenses and result in a diversion of management’s attention. In addition, even if the money damages themselves did not cause substantial harm to our business, the damage to our reputation and the brands offered on our websites could adversely affect our future reputation and our brand and could result in a decline in our net sales and profitability.

Business interruptions in our facilities may affect the distribution of our products and/or the stability of our computer systems, which may affect our business.

Weather, terrorist activities, war or other disasters, or the threat of them, may result in the closure of one or more of our facilities, or may adversely affect our ability to timely provide products to our customers, resulting in lost sales or a potential loss of customer loyalty.  Most of our products are imported from other countries and these goods could become difficult or impossible to bring into the United States, and we may not be able to obtain such products from other sources at similar prices.  Such a disruption in revenue could potentially have a negative impact on our results of operations, financial condition and cash flows.

We rely extensively on our computer systems to manage inventory, process transactions and timely provide products to our customers.  Our systems are subject to damage or interruption from power outages, telecommunications failures, computer viruses, security breaches or other catastrophic events.  If our systems are damaged or fail to function properly, we may experience loss of critical data and interruptions or delays in our ability to manage inventories or process customer transactions.  Such a disruption of our systems could negatively impact revenue and potentially have a negative impact on our results of operations, financial condition and cash flows.

Security threats, such as ransomware attacks, to our IT infrastructure could expose us to liability, and damage our reputation and business.

It is essential to our business strategy that our technology and network infrastructure remain secure and is perceived by our customers to be secure. Despite security measures, however, any network infrastructure may be vulnerable to cyber-attacks. Information security risks have significantly increased in recent years in part due to the proliferation of new technologies and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, including foreign private parties and state actors. We may face cyber-attacks that attempt to penetrate our network security, including our data centers, to sabotage or otherwise disable our network of websites and online marketplaces, misappropriate our or our customers’ proprietary information, which may include personally identifiable information, or cause interruptions of our internal systems and services. If successful, any of these attacks could negatively affect our reputation, damage our network infrastructure and our ability to sell our products, harm our relationship with customers that are affected and expose us to financial liability.

We maintain a comprehensive system of preventive and detective controls through our security programs; however, given the rapidly evolving nature and proliferation of cyber threats, our controls may not prevent or identify all such attacks in a timely manner or otherwise prevent unauthorized access to, damage to, or interruption of our systems and operations, and we cannot eliminate the risk of human error or employee or vendor malfeasance.

In addition, any failure by us to comply with applicable privacy and information security laws and regulations could cause us to incur significant costs to protect any customers whose personal data was compromised and to restore customer confidence in us and to make changes to our information systems and administrative processes to address security issues and compliance with applicable laws and regulations. In addition, our customers could lose confidence in our ability to protect their personal information, which could cause them to stop shopping on our sites altogether. Such events could lead to lost sales and adversely affect our results of operations. We also could be exposed to government enforcement actions and private litigation.

Failure to comply with privacy laws and regulations and failure to adequately protect customer data could harm our business, damage our reputation and result in a loss of customers.

Federal and state and regulations may govern the collection, use, sharing and security of data that we receive from our customers. In addition, we have and post on our websites our own privacy policies and practices concerning the collection, use and disclosure of customer data. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any data-related consent orders, U.S. Federal Trade Commission requirements or other federal, state or international privacy-related laws and regulations could result in proceedings or actions against us by governmental entities or others, which could potentially harm our business. Further, failure or perceived failure to comply with our policies or applicable requirements related to the collection, use or security of personal information or other privacy-related matters could damage our reputation and result in a loss of customers. The regulatory framework for privacy issues is currently evolving and is likely to remain uncertain for the foreseeable future.

Challenges by OEMs to the validity of the aftermarket auto parts industry and claims of intellectual property infringement could adversely affect our business and the viability of the aftermarket auto parts industry.

OEMs have attempted to use claims of intellectual property infringement against manufacturers and distributors of aftermarket products to restrict or eliminate the sale of aftermarket products that are the subject of the claims. The OEMs have brought such claims in federal court and with the United States International Trade Commission. We have received in the past, and we anticipate we may in the future receive, communications alleging that certain products we sell infringe the patents, copyrights, trademarks and trade names or other intellectual property rights of OEMs or other third parties.

The United States Patent and Trademark Office records indicate that OEMs are seeking and obtaining more design patents and trademarks than they have in the past. In some cases, we have entered into license agreements that allow us to sell aftermarket parts that replicate OEM patented parts in exchange for a royalty. In the event that our license agreements, or other similar license arrangements are terminated, or we are unable to agree upon renewal terms, we may be subject to restrictions on our ability to sell aftermarket parts that replicate parts covered by design patents or trademarks, which could have an adverse effect on our business.

Litigation or regulatory enforcement could also result in interpretations of the law that require us to change our business practices or otherwise increase our costs and harm our business. We may not maintain sufficient, or any, insurance coverage to cover the types of claims that could be asserted. If a successful claim were brought against us, it could expose us to significant liability.

If we are unable to protect our intellectual property rights, our reputation and brand could be impaired and we could lose customers.

We regard our patents, trademarks, trade secrets and similar intellectual property as important to our success. We rely on patent, trademark and copyright law, and trade secret protection, and confidentiality and/or license agreements with employees, customers, partners and others to protect our proprietary rights. We cannot be certain that we have taken adequate steps to protect our proprietary rights, especially in countries where the laws may not protect our rights as fully as in the United States. In addition, our proprietary rights may be infringed or misappropriated, and we could be required to incur significant expenses to preserve them. In the past we have filed litigation to protect our intellectual property rights. The outcome of such litigation can be uncertain, and the cost of prosecuting such litigation may have an adverse impact on our earnings. We have patent and trademark registrations for several patents and marks. However, any registrations may not adequately cover our intellectual property or protect us against infringement by others. Effective patent, trademark, service mark, copyright and trade secret protection may not be available in every country in which our products and services may be made available online. We also currently own or control a number of Internet domain names and have invested time and money in the purchase of domain names and other intellectual property, which may be impaired if we cannot protect such intellectual property. We may be unable to protect these domain names or acquire or maintain relevant domain names in the United States and in other countries. If we are not able to protect our patents, trademarks, domain names or other intellectual property, we may experience difficulties in achieving and maintaining brand recognition and customer loyalty.

Because we are involved in litigation from time to time and are subject to numerous laws and governmental regulations, we could incur substantial judgments, fines, legal fees and other costs as well as reputational harm.

We are sometimes the subject of complaints or litigation from customers, employees or other third parties for various reasons. The damages sought against us in some of these litigation proceedings could be substantial. Although we maintain liability insurance for some litigation claims, if one or more of the claims were to greatly exceed our insurance coverage limits or if our insurance policies do not cover a claim, this could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Existing or future government regulation could expose us to liabilities and costly changes in our business operations and could reduce customer demand for our products and services.

We are subject to federal and state consumer protection laws and regulations, including laws protecting the privacy of customer non-public information and regulations prohibiting unfair and deceptive trade practices, as well as laws and regulations governing businesses in general and the Internet and e-commerce and certain environmental laws. Additional laws and regulations may be adopted with respect to the Internet. These laws may cover issues such as user privacy, spyware and the tracking of consumer activities, marketing e-mails and communications, other advertising and promotional practices, money transfers, pricing, content and quality of products and services, taxation, electronic contracts and other communications, intellectual property rights, and information security. Furthermore, it is not clear how existing laws such as those governing issues such as property ownership, sales and other taxes, trespass, data mining and collection, and personal privacy apply to the Internet and e-commerce. To the extent we expand into international markets, we will be faced with complying with local laws and regulations, some of which may be materially different than U.S. laws and regulations. Any such foreign law or regulation, any new U.S. law or regulation, or the interpretation or application of existing laws and regulations to our business may have a material adverse effect on our business, prospects, financial condition and results of operations by, among other things, subjecting us to fines, penalties, damages or other liabilities, requiring costly changes in our business operations and practices, and reducing customer demand for our products and services. We may not maintain sufficient, or any, insurance coverage to cover the types of claims or liabilities that could arise as a result of such regulation.

We may be affected by global climate change or by legal, regulatory, or market responses to such change.

The growing political and scientific sentiment is that global weather patterns are being influenced by increased levels of greenhouse gases in the earth’s atmosphere. This growing sentiment and the concern over climate change have led to legislative and regulatory initiatives aimed at reducing greenhouse gas emissions which warm the earth’s atmosphere. These warmer weather conditions could result in a decrease in demand for auto parts in general. Moreover, proposals that would impose mandatory requirements on greenhouse gas emissions continue to be considered by policy makers in the United States. Laws enacted that directly or indirectly affect our suppliers (through an increase in the cost of production or their ability to produce satisfactory products) or our business (through an impact on our inventory availability, cost of sales, operations or demand for the products we sell) could adversely affect our business, financial condition, results of operations and cash flows. Significant increases in fuel economy requirements or new federal or state restrictions on emissions of carbon dioxide that may be imposed on vehicles and automobile fuels could adversely affect demand for vehicles, annual miles driven or the products we sell or lead to changes in automotive technology. Compliance with any new or more stringent laws or regulations, or stricter interpretations of existing laws, could require additional expenditures by us or our suppliers. Our inability to respond to such changes could adversely impact the demand for our products and our business, financial condition, results of operations or cash flows.

Possible new tariffs that might be imposed by the United States government could have a material adverse effect on our results of operations.

Changes in U.S. and foreign governments’ trade policies have resulted in, and may continue to result in, tariffs on imports into and exports from the U.S., among other restrictions. Throughout 2018 and 2019, the U.S. imposed tariffs on imports from several countries, including China. If further tariffs are imposed on imports of our products, or retaliatory trade measures are taken by China or other countries in response to existing or future tariffs, we could be forced to raise prices on all of our imported products or make changes to our operations, any of which could materially harm our revenue or operating results. Any additional future tariffs or quotas imposed on our products or related materials may impact our sales, gross margin and profitability if we are unable to pass increased prices onto our customers.

Risks Related to Our Relationship with Our Manager

Termination of the management services agreement will not affect our manager’s rights to receive profit allocations and removal of our manager may cause us to incur significant fees.

Our manager owns all of our allocation shares, which generally will entitle our manager to receive a profit allocation as a form of preferred distribution. In general, this profit allocation is designed to pay our manager 20% of the excess of the gains upon dispositions of our subsidiaries, plus an amount equal to the net income of such subsidiaries since their acquisition by us, over an annualized hurdle rate. If our manager resigns or is removed, for any reason, it will remain the owner of our allocation shares. It will therefore remain entitled to all profit allocations while it holds our allocation shares regardless of whether it is terminated as our manager. If we terminate our manager, it may therefore be difficult or impossible for us to find a replacement to serve the function of our manager, because we would not be able to force our manager to transfer its allocation shares to a replacement manager so that the replacement manager could be entitled to a profit allocation. Therefore, as a practical matter, it may be difficult for us to replace our manager without its cooperation. If it becomes necessary to replace our manager and we are unable to replace our manager without its cooperation, we may be unable to continue to manage our operations effectively and our business may fail.

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

Although our Chief Executive Officer intends to devote substantially all of his time to the affairs of our company and our manager must present all opportunities that meet our acquisition and disposition criteria to our board of directors, neither our manager nor our Chief Executive Officer is expressly prohibited from investing in or managing other entities. In this regard, the management services agreement and the obligation to provide management services will not create a mutually exclusive relationship between our manager and its affiliates, on the one hand, and our company, on the other. See Item 1 “Business—Our Manager” for more information about our relationship with our manager and our management team.

Our manager need not present an acquisition opportunity to us if our manager determines on its own that such acquisition opportunity does not meet our acquisition criteria.

Our manager will review any acquisition opportunity to determine if it satisfies our acquisition criteria, as established by our board of directors from time to time. If our manager determines, in its sole discretion, that an opportunity fits our criteria, our manager will refer the opportunity to our board of directors for its authorization and approval prior to signing a letter of intent, indication of interest or similar document or agreement. Opportunities that our manager determines do not fit our criteria do not need to be presented to our board of directors for consideration. In addition, upon a determination by our board of directors not to promptly pursue an opportunity presented to it by our manager, in whole or in part, our manager will be unrestricted in its ability to pursue such opportunity, or any part that we do not promptly pursue, on its own or refer such opportunity to other entities, including its affiliates. If such an opportunity is ultimately profitable, we will have not participated in such opportunity. See Item 1 “Business—Our Manager—Acquisition and Disposition Opportunities” for more information about our current acquisition criteria.

Our Chief Executive Officer, Mr. Ellery W. Roberts, controls our manager and, as a result we may have difficulty severing ties with Mr. Roberts.

Under the terms of the management services agreement, our board of directors may, after due consultation with our manager, at any time request that our manager replace any individual seconded to us, and our manager will, as promptly as practicable, replace any such individual. However, because Mr. Roberts controls our manager, we may have difficulty completely severing ties with Mr. Roberts absent terminating the management services agreement and our relationship with our manager. Further, termination of the management services agreement could give rise to a significant financial obligation, which may have a material adverse effect on our business and financial condition. See Item 1 “Business—Our Manager” for more information about our relationship with our manager.

If the management services agreement is terminated, our manager, as holder of the allocation shares, has the right to cause us to purchase its allocation shares, which may have a material adverse effect on our financial condition.

If: (i) the management services agreement is terminated at any time other than as a result of our manager’s resignation, subject to (ii); or (ii) our manager resigns, our manager will have the right, but not the obligation, for one year from the date of termination or resignation, as the case may be, to cause us to purchase the allocation shares for the put price. The put price shall be equal to, as of any exercise date: (i) if we terminate the management services agreement, the sum of two separate, independently made calculations of the aggregate amount of the “base put price amount” as of such exercise date; or (ii) if our manager resigns, the average of two separate, independently made calculations of the aggregate amount of the “base put price amount” as of such exercise date. If our manager elects to cause us to purchase its allocation shares, we are obligated to do so and, until we have done so, our ability to conduct our business, including our ability to incur debt, to sell or otherwise dispose of our property or assets, to engage in certain mergers or consolidations, to acquire or purchase the property, assets or stock of, or beneficial interests in, another business, or to declare and pay distributions, would be restricted. These financial and operational obligations may have a material adverse effect on our financial condition, business and results of operations. See Item 1 “Business—Our Manager—Our Manager as an Equity Holder—Supplemental Put Provision” for more information about our manager’s put right and our obligations relating thereto, as well as the definition and calculation of the base put price amount.

If the management services agreement is terminated, we will need to change our name and cease our use of the term “1847”, which in turn could have a material adverse impact upon our business and results of operations as we would be required to expend funds to create and market a new name.

Our manager controls our rights to the term “1847” as it is used in the name of our company. We and any businesses that we acquire must cease using the term “1847,” including any trademark based on the name of our company that may be licensed to them by our manager under the license provisions of our management services agreement, entirely in their businesses and operations within 180 days of our termination of the management services agreement. The sublicense provisions of the management services agreement would require our company and its businesses to change their names to remove any reference to the term “1847” or any reference to trademarks licensed to them by our manager. This also would require us to create and market a new name and expend funds to protect that name, which may have a material adverse effect on our business and results of operations.

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

Our manager can resign on 120 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could materially adversely affect our financial condition, business and results of operations, as well as the market price of our shares.

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

We will record the allocation shares at the redemption value at each balance sheet date by recording any change in fair value through our income statement as a dividend between net income and net income available to common shareholders. The redemption value of the allocation shares is largely related to the value of the profit allocation that our manager, as holder of the allocation shares, will receive. The redemption value of the allocation shares may fluctuate on a period-to-period basis based on the distributions we pay to our common shareholders, the earnings of our businesses and the price of our common shares, which fluctuation may be significant, and could cause a material adverse effect on our results of operations. See Item 1 “Business—Our Manager—Our Manager as an Equity Holder” for more information about the terms and calculation of the profit allocation and any payments under the supplemental put provisions of our operating agreement.

We cannot determine the amount of management fee that will be paid to our manager over time with certainty, which management fee may be a significant cash obligation and may reduce the cash available for operations and distributions to our shareholders.

Our manager’s management fee will be calculated by reference to our adjusted net assets, which will be impacted by the following factors:

●	the acquisition or disposition of businesses;

●	organic growth, add-on acquisitions and dispositions by our businesses; and

●	the performance of our businesses.

We cannot predict these factors, which may cause significant fluctuations in our adjusted net assets and, in turn, impact the management fee we pay to our manager. Accordingly, we cannot determine the amount of management fee that will be paid to our manager over time with any certainty, which management fee may represent a significant cash obligation and may reduce the cash available for our operations and distributions to our shareholders.

We must pay our manager the management fee regardless of our performance. Therefore, our manager may be induced to increase the amount of our assets rather than the performance of our businesses.

Our manager is entitled to receive a management fee that is based on our adjusted net assets, as defined in the management services agreement, regardless of the performance of our businesses. In this respect, the calculation of the management fee is unrelated to our net income. As a result, the management fee may encourage our manager to increase the amount of our assets by, for example, recommending to our board of directors the acquisition of additional assets, rather than increase the performance of our businesses. In addition, payment of the management fee may reduce or eliminate the cash we have available for distributions to our shareholders.

The management fee is based solely upon our adjusted net assets; therefore, if in a given year our performance declines, but our adjusted net assets remain the same or increase, the management fee we pay to our manager for such year will increase as a percentage of our net income and may reduce the cash available for distributions to our shareholders.

The management fee we pay to our manager will be calculated solely by reference to our adjusted net assets. If in a given year our performance declines, but our adjusted net assets remain the same or increase, the management fee we pay to our manager for such year will increase as a percentage of our net income and may reduce the cash available for distributions to our shareholders. See Item 1 “Business—Our Manager—Our Manager as a Service Provider—Management Fee” for more information about the terms and calculation of the management fee.

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

Under the management services agreement, we will be obligated to pay a management fee to and, subject to certain conditions, reimburse the costs and out-of-pocket expenses of our manager incurred on our behalf in connection with the provision of services to us. Similarly, our businesses will be obligated to pay fees to and reimburse the costs and expenses of our manager pursuant to any offsetting management services agreements entered into between our manager and our businesses, or any transaction services agreements to which such businesses are a party. In addition, our manager, as holder of the allocation shares, will be entitled to receive a profit allocation upon satisfaction of applicable conditions to payment and may be entitled to receive the put price upon the occurrence of certain events. While we cannot quantify with any certainty the actual amount of any such payments in the future, we do expect that such amounts could be substantial. See Item 1 “Business—Our Manager” for more information about these payment obligations. The management fee, put price and profit allocation are payment obligations and, as a result, will be senior in right to the payment of any distributions to our shareholders. Likewise, the profit allocation may also significantly reduce the cash available for operations.

Our manager’s influence on conducting our business and operations, including acquisitions, gives it the ability to increase its fees and compensation to our Chief Executive Officer, which may reduce the amount of cash available for distributions to our shareholders.

Under the terms of the management services agreement, our manager is paid a management fee calculated as a percentage of our adjusted net assets for certain items and is unrelated to net income or any other performance base or measure. See Item 1 “Business—Our Manager—Our Manager as a Service Provider—Management Fee” for more information about the calculation of the management fee. Our manager, which Ellery W. Roberts, our Chief Executive Officer, controls, may advise us to consummate transactions, incur third-party debt or conduct our operations in a manner that may increase the amount of fees paid to our manager which, in turn, may result in higher compensation to Mr. Roberts because his compensation is paid by our manager from the management fee it receives from us.

Fees paid by our company and our businesses pursuant to transaction services agreements do not offset fees payable under the management services agreement and will be in addition to the management fee payable by our company under the management services agreement.

The management services agreement provides that businesses that we may acquire in the future may enter into transaction services agreements with our manager pursuant to which our businesses will pay fees to our manager. See Item 1 “Business—Our Manager—Our Manager as a Service Provider” for more information about these agreements. Unlike fees paid under the offsetting management services agreements, fees that are paid pursuant to such transaction services agreements will not reduce the management fee payable by us. Therefore, such fees will be in addition to the management fee payable by us or offsetting management fees paid by businesses that we may acquire in the future.

The fees to be paid to our manager pursuant to these transaction service agreements will be paid prior to any principal, interest or dividend payments to be paid to us by our businesses, which will reduce the amount of cash available for distributions to our shareholders.

Our manager’s profit allocation may induce it to make decisions and recommend actions to our board of directors that are not optimal for our business and operations.

Our manager, as holder of all of the allocation shares, will receive a profit allocation based on the extent to which gains from any sales of our subsidiaries plus their net income since the time they were acquired exceed a certain annualized hurdle rate. As a result, our manager may be encouraged to make decisions or to make recommendations to our board of directors regarding our business and operations, the business and operations of our businesses, acquisitions or dispositions by us or our businesses and distributions to our shareholders, any of which factors could affect the calculation and payment of profit allocation, but which may otherwise be detrimental to our long-term financial condition and performance.

The obligations to pay the management fee and profit allocation, including the put price, may cause us to liquidate assets or incur debt.

If we do not have sufficient liquid assets to pay the management fee and profit allocation, including the put price, when such payments are due and payable, we may be required to liquidate assets or incur debt in order to make such payments. This circumstance could materially adversely affect our liquidity and ability to make distributions to our shareholders. See Item 1 “Business—Our Manager” for more information about these payment obligations.

Risks Related to Taxation

Our shareholders will be subject to taxation on their share of our taxable income, whether or not they receive cash distributions from us.

Our company is a limited liability company and is classified as a partnership for U.S. federal income tax purposes. Consequently, our shareholders are subject to U.S. federal income taxation and, possibly, state, local and foreign income taxation on their share of our taxable income, whether or not they receive cash distributions from us. There is, accordingly, a risk that our shareholders may not receive cash distributions equal to their allocated portion of our taxable income or even in an amount sufficient to satisfy the tax liability that results from that income. This risk is attributable to a number of variables, such as results of operations, unknown liabilities, government regulations, financial covenants relating to our debt, the need for funds for future acquisitions and/or to satisfy short- and long-term working capital needs of our businesses, and the discretion and authority of our board of directors to make distributions or modify our distribution policy.

As a partnership, our company itself will not be subject to U.S. federal income tax (except as may be imposed under certain recently enacted partnership audit rules), although it will file an annual partnership information return with the IRS. The information return will report the results of our activities and will contain a Schedule K-1 for each company shareholder reflecting allocations of profits or losses (and items thereof) to our members, that is, to the shareholders. Each partner of a partnership is required to report on his or her income tax return his or her share of items of income, gain, loss, deduction, credit, and other items of the partnership (in each case, as reflected on such Schedule K-1) without regard to whether cash distributions are received. Each holder will be required to report on his or her tax return his or her allocable share of company income, gain, loss, deduction, credit and other items for our taxable year that ends with or within the holder’s taxable year. Thus, holders of common shares will be required to report taxable income (and thus be subject to significant income tax liability) without a corresponding current receipt of cash if we were to recognize taxable income and not make cash distributions to the shareholders.

Generally, the determination of a holder’s distributive share of any item of income, gain, loss, deduction, or credit of a partnership is governed by the operating agreement, but is also subject to income tax laws governing the allocation of the partnership’s income, gains, losses, deductions or credits. These laws are complex, and there can be no assurance that the IRS would not successfully challenge any allocation set forth in any Schedule K-1 issued by us. Whether an allocation set forth in any particular K-1 issued to a shareholder will be accepted by the IRS also depends on a facts and circumstances analysis of the underlying economic arrangement of our shareholders. If the IRS were to prevail in challenging the allocations provided by the operating agreement, the amount of income or loss allocated to holders for U.S. federal income tax purposes could be increased or reduced or the character of allocated income or loss could be modified. See “Material U.S. Federal Income Tax Considerations” included in our amended registration statement on Form S-1 filed with the SEC on January 31, 2022, for more information.

All of our income could be subject to an entity-level tax in the United States, which could result in a material reduction in cash flow available for distribution to shareholders and thus could result in a substantial reduction in the value our shares.

Given the number of shareholders that we have, and because our shares are listed for trading on the over-the-counter market, we believe that our company will be regarded as a publicly-traded partnership. Under the federal tax laws, a publicly-traded partnership generally will be treated as a corporation for U.S. federal income tax purposes. A publicly-traded partnership will be treated as a partnership, however, and not as a corporation for U.S. federal tax purposes so long as 90% or more of its gross income for each taxable year in which it is publicly traded constitutes “qualifying income,” within the meaning of section 7704(d) of the Internal Revenue Code of 1986, as amended, or the Code, and we are not required to register under the Investment Company Act. Qualifying income generally includes dividends, interest (other than interest derived in the conduct of a lending or insurance business or interest the determination of which depends in whole or in part on the income or profits of any person), certain real property rents, certain gain from the sale or other disposition of real property, gains from the sale of stock or debt instruments which are held as capital assets, and certain other forms of “passive-type” income. We expect to realize sufficient qualifying income to satisfy the qualifying income exception. We also expect that we will not be required to register under the Investment Company Act.

In certain cases, income that would otherwise qualify for the qualifying income exception may not so qualify if it is considered to be derived from an active conduct of a business. For example, the IRS may assert that interest received by us from our subsidiaries is not qualifying income because it is derived in the conduct of a lending business. If we fail to satisfy the qualifying income exception or is required to register under the Investment Company Act, we will be classified as a corporation for U.S. federal (and certain state and local) income tax purposes, and shareholders would be treated as shareholders in a domestic corporation. We would be required to pay federal income tax at regular corporate rates on its income. In addition, we would likely be liable for state and local income and/or franchise taxes on our income. Distributions to the shareholders would constitute ordinary dividend income (taxable at then existing ordinary income rates) or, in certain cases, qualified dividend income (which is generally subject to tax at reduced tax rates) to such holders to the extent of our earnings and profits, and the payment of these dividends would not be deductible to us. Shareholders would receive an IRS Form 1099-DIV in respect of such dividend income and would not receive a Schedule K-1. Taxation of our company as a corporation could result in a material reduction in distributions to our shareholders and after-tax return and would likely result in a substantial reduction in the value of, or materially adversely affect the market price of, our shares.

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

In addition, we may become subject to an entity level tax in one or more states. Several states are evaluating ways to subject partnerships to entity level taxation through the imposition of state income, franchise, or other forms of taxation. If any state were to impose a tax upon our company as an entity, our distributions to you would be reduced.

Complying with certain tax-related requirements may cause us to forego otherwise attractive business or investment opportunities or enter into acquisitions, borrowings, financings, or arrangements we may not have otherwise entered into.

In order for our company to be treated as a partnership for U.S. federal income tax purposes and not as a publicly traded partnership taxable as a corporation, we must meet the qualifying income exception discussed above on a continuing basis and must not be required to register as an investment company under the Investment Company Act. In order to effect such treatment, we may be required to invest through foreign or domestic corporations, forego attractive business or investment opportunities or enter into borrowings or financings we (or any of our subsidiaries, as the case may be) may not have otherwise entered into. This may adversely affect our ability to operate solely to maximize our cash flow. In addition, we may not be able to participate in certain corporate reorganization transactions that would be tax free to our shareholders if we were a corporation for U.S. federal income tax purposes.

Non-corporate investors who are U.S. taxpayers will not be able to deduct certain fees, costs or other expenses for U.S. federal income tax purposes.

We will pay a management fee (and possibly certain transaction fees) to our manager. We will also pay certain costs and expenses incurred in connection with activities of our manager. We intend to deduct such fees and expenses to the extent that they are reasonable in amount and are not capital in nature or otherwise nondeductible. It is expected that such fees and other expenses will generally constitute miscellaneous itemized deductions for non-corporate U.S. taxpayers who hold our shares. Under current law in effect for taxable years beginning after December 31, 2017 and before January 1, 2026, non-corporate U.S. taxpayers may not deduct any such miscellaneous itemized deductions for U.S. federal income tax purposes. A non-corporate U.S. taxpayer’s inability to deduct such items could result in such holder reporting as his or her share of company taxable income an amount that exceeds any cash actually distributed to such U.S. taxpayer for the year. U.S. holders of our shares that are corporations generally will be able to deduct these fees, costs and expenses in accordance with applicable U.S. federal income tax law.

A portion of the income arising from an investment in our shares may be treated as unrelated business taxable income and taxable to certain tax-exempt holders despite such holders’ tax-exempt status.

We expect to incur debt with respect to certain of our investments that will be treated as “acquisition indebtedness” under section 514 of the Code. To the extent we recognize income from any investment with respect to which there is “acquisition indebtedness” during a taxable year, or to the extent we recognize gain from the disposition of any investment with respect to which there is “acquisition indebtedness,” a portion of that income will be treated as unrelated business taxable income and taxable to tax-exempt investors. In addition, if the IRS successfully asserts that we are engaged in a trade or business for U.S. federal income tax purposes (for example, if it determines we are engaged in a lending business), tax-exempt holders, and in certain cases non-U.S. holders, would be subject to U.S. income tax on any income generated by such business. The foregoing would apply only if the amount of such business income does not cause us to fail to meet the qualifying income test (which would happen if such income exceeded 10% of our gross income, and in which case such failure would cause us to be taxable as a corporation).

A portion of the income arising from an investment in our shares may be treated as income that is effectively connected with our conduct of a U.S. trade or business, which income would be taxable to holders who are not U.S. taxpayers.

If the IRS successfully asserts that we are engaged in a trade or business in the United States for U.S. federal income tax purposes (for example, if it determines we are engaged in a lending business), then in certain cases non-U.S. holders would be subject to U.S. income tax on any income that is effectively connected with such business. It could also cause the non-U.S. holder to be subject to U.S. federal income tax on a sale of his or her interest in our company. The foregoing would apply only if the amount of such business income does not cause us to fail to meet the qualifying income test (which would happen if such income exceeded 10% of our gross income, and in which case such failure would cause us to be taxable as a corporation).

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

The market price and trading volume of our common shares may fluctuate significantly. Many factors that are beyond our control may materially adversely affect the market price of your common shares, the marketability of your common shares and our ability to raise capital through equity financings. These factors include the following

●	actual or anticipated variations in our periodic operating results;

●	increases in market interest rates that lead investors of our common shares to demand a higher investment return;

●	changes in earnings estimates;

●	changes in market valuations of similar companies;

●	actions or announcements by our competitors;

●	adverse market reaction to any increased indebtedness we may incur in the future;

●	additions or departures of key personnel;

●	actions by shareholders; and

●	speculation in the media, online forums, or investment community.

An active, liquid trading market for our common shares may not be sustained, which may cause our common shares to trade at a discount from the public offering price and make it difficult for you to sell the common shares you purchase.

We cannot predict the extent to which investor interest in us will sustain a trading market or how active and liquid that market may remain. If an active and liquid trading market is not sustained, you may have difficulty selling any of our common shares that you purchase at a price above the price you purchase it or at all. The failure of an active and liquid trading market to continue would likely have a material adverse effect on the value of our common shares. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

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

All of the outstanding common shares held by the present officers, directors, and affiliate shareholders are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Securities Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who is an affiliate or officer or director who has held restricted securities for six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company’s outstanding common shares. There is no limitation on the amount of restricted securities that may be sold by a non-affiliate after the owner has held the restricted securities for a period of six months if our company is a current, reporting company under the Exchange Act. A sale under Rule 144 or under any other exemption from the Securities Act, if available, or pursuant to subsequent registration of common shares of present shareholders, may have a depressive effect upon the price of the common shares in any market that may develop.

Our series A senior convertible preferred shares are senior to our common shares as to distributions and in liquidation, which could limit our ability to make distributions to our common shareholders.

Holders of our series A senior convertible preferred shares and series B senior convertible preferred shares are entitled to quarterly dividends, payable in cash or in common shares, at a rate per annum of 14.0% of the stated value ($2.00 per share for our series A senior convertible preferred shares and $3.00 per share for our series B senior convertible preferred shares), subject to adjustment. In addition, upon any liquidation of our company or its subsidiaries, each holder of outstanding series A senior convertible preferred shares and series B senior convertible preferred shares will be entitled to receive an amount of cash equal to 115% of the stated value, plus an amount of cash equal to all accumulated accrued and unpaid dividends thereon (whether or not declared), before any payment shall be made to or set apart for the holders of our common shares. This could limit our ability to make regular distributions to our common shareholders or distributions upon liquidation.

We may issue additional debt and equity securities, which are senior to our common shares as to distributions and in liquidation.

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

Any additional preferred securities, if issued by us, may have a preference with respect to distributions and upon liquidation, which could further limit our ability to make distributions. Because our decision to incur debt and issue securities in our future offerings will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings and debt financing.

Further, market conditions could require us to accept less favorable terms for the issuance of our securities in the future. Thus, you will bear the risk of our future offerings reducing the value of your shares and diluting your interest in us. In addition, we can change our leverage strategy from time to time without approval of shareholders, which could materially adversely affect the market share price of our common shares.

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

Holders of our shares may not be entitled to a jury trial with respect to claims arising under our operating agreement, which could result in less favorable outcomes to the plaintiffs in any such action.

Our operating agreement governing our shares provides that, to the fullest extent permitted by law, holders of our shares waive the right to a jury trial of any claim they may have against us arising out of or relating to our operating agreement, including any claim under the U.S. federal securities laws.

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

If you or any other holders or beneficial owners of our shares bring a claim against us in connection with matters arising under our operating agreement, including claims under federal securities laws, you or such other holder or beneficial owner may not be entitled to a jury trial with respect to such claims, which may have the effect of limiting and discouraging lawsuits against us. If a lawsuit is brought against us under our operating agreement, it may be heard only by a judge or justice of the applicable trial court, which would be conducted according to different civil procedures and may result in different outcomes than a trial by jury would have, including results that could be less favorable to the plaintiffs in any such action.

Nevertheless, if this jury trial waiver provision is not permitted by applicable law, an action could proceed under the terms of the operating agreement with a jury trial. No condition, stipulation or provision of the operating agreement serves as a waiver by any holder or beneficial owner of our shares or by us of compliance with the U.S. federal securities laws and the rules and regulations promulgated thereunder.

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

Asien’s is located at 1801 Piner Rd., Santa Rosa, CA 95401. The site is approximately 11,000 square feet in total and consists of a 6,000 square foot showroom display area as well as a general office, accounting office, service department and 4,000 square foot warehouse. We lease this site on a month-to-month basis for approximately $10,154 per month. We also rent an additional 3,000 square feet of warehouse and office space in an adjacent building for $2,000 per month.

Kyle’s is located at 10849 W. Emerald St. Boise, ID 83713. It operates from a 6,600 square foot facility, which includes corporate offices, administration, production floor, warehouse, and employee areas. On September 1, 2020, Kyle’s entered into an industrial lease agreement with Stephen Mallatt, Jr. and Rita Mallatt, the sellers of Kyle’s. The lease is for a term of five years, with an option for a renewal term of five years, and provides for a base rent of $7,000 per month for the first 12 months, which will increase to $7,210 for months 13-16 and to $7,426 for months 37-60. In addition, Kyle’s is responsible for all taxes, insurance and certain operating costs during the lease term. The lease agreement contains customary events of default, representations, warranties and covenants.

On June 9, 2021, Kyle’s entered into a lease agreement for an additional facility located at 11193 W. Emerald St. Boise, ID 83713. The facility consists of 9,530 square feet of office and warehouse space. The lease commenced on January 1, 2022 and is for a term of 62 months, with an option for a renewal term of five years, and provides for a base rent of $3,336 for months 3-4 (with no payments for the first two months), with gradual increases to $7,508 for final year. In addition, Kyle’s is responsible for its proportionate share of all taxes, insurance and certain operating costs during the lease term. The lease agreement contains customary events of default, representations, warranties and covenants.

High Mountain is located at 4935 Brookside Ct, Reno, NV 89502. It operates from a 23,115 square foot facility, which includes corporate offices, a production floor and warehouse space, that it leases. The existing lease for this property commenced on January 1, 2018 and was for a period of 48 months, expiring on December 31, 2021. High Mountain is continuing to pay on a month-to-month basis until the new facility described below is ready. The base rent is $12,767 per month. In addition, High Mountain is responsible for its proportionate share of all taxes, insurance and certain operating costs. The lease agreement contains customary events of default, representations, warranties and covenants.

On October 29, 2021, High Mountain entered into a lease for a new 42,000 square foot facility located at 8895 Double Diamond Pkwy, Reno, NV 89521. The term of the lease will commence upon the completion of work, which is expected in March or April 2022, and is for a period of 61 months. The base rent is $29,400 for months 2-13 (with no payments for the first month), with gradual increases to $34,394 for months 50-61. In addition, High Mountain is responsible for its proportionate share of all taxes, insurance and certain operating costs during the lease term. The lease agreement contains customary events of default, representations, warranties and covenants.

Innovative Cabinets is headquartered at 4690 Longley Lane, Suite 29, Reno, NV 89509. It operates from a 4,078 square foot facility, which includes corporate offices, showroom and warehouse space. The term of the lease commenced on April 1, 2020 and is for a period of 36 months. The base rent is $2,936 for the first year, with gradual increases to $3,140 for the final year. In addition, Innovative Cabinets is responsible for its proportionate share of all taxes, insurance and certain operating costs during the lease term. The lease agreement contains customary events of default, representations, warranties and covenants.

Innovative Cabinets also leases a 24,000 square foot facility located at 875 East Patriot Boulevard, Suite 280, Reno, NV 89511, consisting of warehouse and production space. The term of the lease commenced on January 1, 2021 and is for a period of 61 months. The base rent is $15,600 for 2021, with gradual increases to $18,085 for 2026. In addition, Innovative Cabinets is responsible for its proportionate share of all taxes, insurance and certain operating costs during the lease term. The lease agreement contains customary events of default, representations, warranties and covenants.

Wolo is located at 1 Saxwood St., Deer Park, NY 11729. This 10,000 square foot facility houses our offices, production space and stored inventory. The term of the lease for this space commenced in 1978 and has been extended numerous times. Pursuant to the latest amendment entered into in July 2020, the lease expires on July 31, 2022 and provides for rent of $6,897 from August 8, 2021 to July 31, 2022. The lease agreement contains customary events of default representations, warranties and covenants.

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

	Closing Prices
	High	Low

Fiscal Year Ended December 31, 2020
1st Quarter	$2.75	$1.01
2nd Quarter	3.40	0.80
3rd Quarter	6.90	1.81
4th Quarter	5.30	1.32

Fiscal Year Ended December 31, 2021
1st Quarter	2.50	1.05
2nd Quarter	2.40	1.51
3rd Quarter	2.40	1.50
4th Quarter	2.60	1.62

Number of Holders of Our Common Shares

As of March 30, 2022, there were approximately 52 shareholders of record of our common shares. In computing the number of holders of record of our common shares, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single shareholder.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2021, we did not have in effect any compensation plans under which our equity securities were authorized for issuance and we did not have any outstanding share options.

Dividend Policy

Holders of our series A senior convertible preferred shares are entitled to dividends at a rate per annum of 14.0% of the stated value of $2.00 per share (subject to adjustment). Dividends shall accrue from day to day, whether or not declared, and shall be cumulative. Dividends shall be payable quarterly in arrears on each dividend payment date in cash or common shares at our discretion. Dividends payable in common shares shall be calculated based on a price equal to eighty percent (80%) of the volume weighted average price for the common shares on our principal trading market during the five (5) trading days immediately prior to the applicable dividend payment date; provided that if our common shares are not registered, any dividends payable in common shares shall be calculated based upon the fixed price of $1.57; and provided further that we may only elect to pay dividends in common shares based upon such fixed price if the volume weighted average price for the common shares on our principal trading market during the five (5) trading days immediately prior to the applicable dividend payment date is $1.57 or higher.

Holders of our series B senior convertible preferred shares are entitled to dividends at a rate per annum of 14.0% of the stated value of $3.00 per share (subject to adjustment). Dividends shall accrue from day to day, whether or not declared, and shall be cumulative. Dividends shall be payable quarterly in arrears on each dividend payment date in cash or common shares at our discretion. Dividends payable in common shares shall be calculated based on a price equal to eighty percent (80%) of the volume weighted average price for the common shares our principal trading market during the five (5) trading days immediately prior to the applicable dividend payment date; provided that if our common shares are not registered, any dividends payable in common shares shall be calculated based upon the fixed price of $2.70; and provided further that we may only elect to pay dividends in common shares based upon such fixed price if the volume weighted average price for the common shares on our principal trading market during the five (5) trading days immediately prior to the applicable dividend payment date is $2.70 or higher.

We plan to make regular quarterly distributions on our outstanding common shares equal to $0.05 per share, subject to our operating subsidiaries generating sufficient cash flow to support such regular cash distributions. We have announced that if our planned uplisting to a national securities exchange is completed, we will increase our quarterly dividend to $0.10 per share.

Our distribution policy will be based on the liquidity and capital of our businesses and on our intention to pay out as distributions to our shareholders most of the cash resulting from the ordinary operation of the businesses, and not to retain significant cash balances in excess of what is prudent for our company or our businesses, or as may be prudent for the consummation of attractive acquisition opportunities. If our strategy is successful, we expect to maintain and increase the level of quarterly distributions to common shareholders in the future.

The declaration and payment of any monthly distribution to our common shareholders will be subject to the approval of our board of directors. Our board of directors will take into account such matters as general business conditions, our financial condition, results of operations, capital requirements and any contractual, legal and regulatory restrictions on the payment of distributions by us to our shareholders or by our subsidiaries to us, and any other factors that the board of directors deems relevant. However, even if our board of directors were to decide to declare and pay distributions, our ability to pay such distributions may be adversely impacted due to unknown liabilities, government regulations, financial covenants of our debt, funds needed for acquisitions and to satisfy short- and long-term working capital needs of our businesses, or if our operating subsidiaries do not generate sufficient earnings and cash flow to support the payment of such distributions. In particular, we may incur debt in the future to acquire new businesses, which debt will have substantial debt commitments, which must be satisfied before we can make distributions. These factors could affect our ability to continue to make quarterly distributions to our common shareholders.

We may use cash flow from our operating subsidiaries, capital resources, including borrowings under any third-party credit facilities that we establish, or reduction in equity to pay a distribution. See “Material U.S. Federal Income Tax Considerations” included in our amended registration statement on Form S-1 filed with SEC on January 31, 2022, for more information about the tax treatment of distributions to our shareholders.

Recent Sales of Unregistered Securities

We have not sold any equity securities during the 2021 fiscal year that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2021 fiscal year.

Purchases of Equity Securities

No repurchases of our common shares were made during the fourth quarter of 2021.

ITEM 6. [RESERVED]

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

On May 28, 2020, our subsidiary 1847 Asien acquired Asien’s. Asien’s has been in business since 1948 serving the North Bay area of Sonoma County, California. It provides a wide variety of appliance services, including sales, delivery/installation, in-home service and repair, extended warranties, and financing. Its main focus is delivering personal sales and exceptional service to its customers at competitive prices.

On September 30, 2020, our subsidiary 1847 Cabinet acquired Kyle’s. Kyle’s is a leading custom cabinetry maker servicing contractors and homeowners since 1976 in Boise, Idaho and the surrounding area. Kyle’s focuses on designing, building, and installing custom cabinetry primarily for custom and semi-custom builders.

On March 30, 2021, our subsidiary 1847 Wolo acquired Wolo. Headquartered in Deer Park, New York and founded in 1965, Wolo designs and sells horn and safety products (electric, air, truck, marine, motorcycle and industrial equipment), and offers vehicle emergency and safety warning lights for cars, trucks, industrial equipment and emergency vehicles.

On October 8, 2021, our subsidiary 1847 Cabinet acquired High Mountain and Innovative Cabinets. Headquartered in Reno, Nevada and founded in 2014, High Mountain specializes in all aspects of finished carpentry products and services, including doors, door frames, base boards, crown molding, cabinetry, bathroom sinks and cabinets, bookcases, built-in closets, and fireplace mantles, among others, working primarily with large homebuilders of single-family homes and commercial and multi-family developers. Innovative Cabinets is headquartered in Reno, Nevada and was founded in 2008. It specializes in custom cabinetry and countertops for a client base consisting of single-family homeowners, builders of multi-family homes, as well as commercial clients.

Our first acquisition was on March 3, 2017, pursuant to which our subsidiary 1847 Neese acquired Neese, a business specializing in providing a wide range of land application services and selling equipment and parts in Grand Junction, Iowa. On April 19, 2021, we sold 1847 Neese back to the original owners.

On April 5, 2019, our subsidiary 1847 Goedeker acquired substantially all of the assets of Goedeker Television, a one-stop e-commerce destination for home furnishings, including appliances, furniture, home goods and related products. On October 23, 2020, we distributed all of the shares of 1847 Goedeker that we held to our shareholders, so we no longer own 1847 Goedeker.

Through our structure, we offer investors an opportunity to participate in the ownership and growth of a portfolio of businesses that traditionally have been owned and managed by private equity firms, private individuals or families, financial institutions or large conglomerates. We believe that our management and acquisition strategies will allow us to achieve our goals of growing regular distributions to our common shareholders and increasing common shareholder value over time.

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

Recent Developments

Unit Offering

On February 24, 2022, we entered into securities purchase agreements with several accredited investors, pursuant to which we sold an aggregate of 320,333 units, at a price of $3.00 per unit, to such investors for aggregate gross proceeds of $961,000. On March 24, 2022, we entered into securities purchase agreements with additional accredited investors, pursuant to which we sold an additional 106,666 units to such investors for aggregate gross proceeds of $320,000. Each unit consists of one (1) series B senior convertible preferred share and a three-year warrant to purchase one (1) common share at an exercise price of $3.00 per share (subject to adjustment), which may be exercised on a cashless basis under certain circumstances.

Pursuant to the securities purchase agreements, we are required to file a registration statement with the SEC under the Securities Act covering the resale of all shares issuable upon conversion of the series B senior convertible preferred shares and exercise of the warrants with thirty (30) days after the closing and use our commercially reasonable efforts to have the registration statement declared effective by the SEC as soon as practicable, but in no event later than (i) ninety (90) days after the closing in the event that the SEC does not review the registration statement, or (ii) one hundred fifty (150) days after the closing in the event that the SEC reviews the registration statement (but in any event, no later than two (2) business days from the SEC indicating that it has no further comments on the registration statement).

In addition to registration rights described above, the securities purchase agreements provide several other covenants in favor of the investors, including information rights for significant shareholders, most favored nations provisions, and other covenants customary for similar transactions. The securities purchase agreements also contain customary representations, warranties closing conditions and indemnities.

Dividend

On January 14, 2022, we paid our first quarterly dividend in the amount of $0.05 per share to the holders of common shares as of December 31, 2021. The total dividend paid was $242,160.

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

Kyle’s was also qualified as an essential business and remained open during the pandemic, with certain occupancy restrictions at times, so it did not experience any meaningful business interruption. However, certain key customers of Kyle’s elected to either temporarily stop building homes or delayed their building process, particularly during the second quarter of 2020, which adversely affected Kyle’s sales. Further, early on during the pandemic, several of Kyle’s employees had taken time off because of medical issues, and some of them did not return to employment. Kyle’s has been hiring and training new employees to replace lost productivity because of the aforementioned loss of employees. Kyle’s did not experience any meaningful business interruption related to any of its key suppliers; although recently, potentially as a result of the pandemic and resulting impact, Kyle’s has seen price increases in certain key raw materials such as wood products and hardware. These increases may negatively affect Kyle’s profitability and financial condition. If the pace of the pandemic does not continue to slow, it may continue to negatively affect Kyle’s ability to generate sales opportunities and to hire productive employees, as well as impact the cost of raw materials. Therefore, Kyle’s business operations may experience further delays and experience lost sales opportunities and increased costs, which could further adversely impact Kyle’s profitability and financial condition.

High Mountain was qualified as an essential business and remained open during the pandemic. As it followed both federal and Nevada state guidelines regarding occupancy restrictions, it did not experience significant business disruptions, although it did experience some loss of productivity due to employee absences. High Mountain continues to comply with Nevada state and CDC guidelines regarding workplace safety.

Innovative Cabinets was also qualified as an essential business and thus remained open during the pandemic, while complying with federal and Nevada state guidelines regarding occupancy restrictions. However, since a substantive amount of its materials come from Asia, where its manufacturing network is located, Innovative Cabinets did experience longer supply chain lead-times and higher logistics costs. It has been exploring alternative sourcing opportunities. Given the prevailing market conditions for building supplies and materials, it may continue to experience supply chain issues and higher supply costs, which could adversely impact its profitability and financial condition.

Wolo qualified as an essential business and remained open during the pandemic. At no time during the pandemic did it experience an internal contamination forcing it to stop its business. The pandemic has had a dramatic impact on Wolo’s supply chain as it has on others in the automotive aftermarket. Approximately 90% of Wolo’s vendor base is located in China. The pandemic issues impacting ports in the U.S. due to lack of personnel has had a ripple effect on Chinese suppliers. Containers are slow to be emptied in the U.S., causing a backlog of ships waiting to get into ports and limiting containers and ships returning to China. The lack of containers and available space on ships has escalated shipping costs by over 300% from 2020. Costs for raw materials have also started to increase due to availability. Wolo cannot absorb these increases and began passing on a price increase to customers starting June 1, 2021, although the effective date may be later for some customers. We believe that this is an industry-wide issue and that it should not put Wolo in an unfavorable pricing position.

The spread of COVID-19 has also adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. The pandemic has resulted, and may continue to result, in a significant disruption of global financial markets, which may reduce our ability to access capital in the future, which could negatively affect our liquidity.

The extent to which the pandemic may impact our results will depend on future developments, which are highly uncertain and cannot be predicted as of the date of this report, including the effectiveness of vaccines and other treatments for COVID-19, and other new information that may emerge concerning the severity of the pandemic and steps taken to contain the pandemic or treat its impact, among others. Nevertheless, the pandemic and the current financial, economic and capital markets environment, and future developments in the global supply chain and other areas present material uncertainty and risk with respect to our performance, financial condition, results of operations and cash flows. See also “Risk Factors” for more information.

Management Fees

On April 15, 2013, we and our manager entered into a management services agreement, pursuant to which we are required to pay our manager a quarterly management fee equal to 0.5% of our adjusted net assets for services performed (which we refer to as the parent management fee). The amount of the parent management fee with respect to any fiscal quarter is (i) reduced by the aggregate amount of any management fees received by our manager under any offsetting management services agreements with respect to such fiscal quarter, (ii) reduced (or increased) by the amount of any over-paid (or under-paid) parent management fees received by (or owed to) our manager as of the end of such fiscal quarter, and (iii) increased by the amount of any outstanding accrued and unpaid parent management fees. We did not expense any parent management fees for the years ended December 31, 2021 and 2020.

1847 Neese entered into an offsetting management services agreement with our manager on March 3, 2017, which is included in discontinued operations, 1847 Goedeker entered into an offsetting management services agreement with our manager on April 5, 2019, which is included in discontinued operations, 1847 Asien entered into an offsetting management services agreement with our manager on May 28, 2020, 1847 Cabinet entered into an offsetting management services agreement with our manager on August 21, 2020 (which was amended and restated on October 8, 2021) and 1847 Wolo entered into an offsetting management services agreement with our manager on March 30, 2021. Pursuant to the offsetting management services agreements, 1847 Neese appointed our manager to provide certain services to it for a quarterly management fee equal to $62,500, 1847 Goedeker appointed our manager to provide certain services to it for a quarterly management fee equal to $62,500, 1847 Asien appointed our manager to provide certain services to it for a quarterly management fee equal to the greater of $75,000 or 2% of adjusted net assets (as defined in the management services agreement), 1847 Cabinet appointed our manager to provide certain services to it for a quarterly management fee equal to the greater of $75,000 or 2% of adjusted net assets (as defined in the management services agreement), which was increased to $125,000 or 2% of adjusted net assets on October 8, 2021, and 1847 Wolo appointed our manager to provide certain services to it for a quarterly management fee equal to the greater of $75,000 or 2% of adjusted net assets (as defined in the management services agreement); provided, however, in each case that if the aggregate amount of management fees paid or to be paid by such entities, together with all other management fees paid or to be paid to our manager under other offsetting management services agreements, exceeds, or is expected to exceed, 9.5% of our gross income in any fiscal year or the parent management fee in any fiscal quarter, then the management fee to be paid by such entities shall be reduced, on a pro rata basis determined by reference to the other management fees to be paid to our manager under other offsetting management services agreements.

Each of these entities shall also reimburse our manager for all of their costs and expenses which are specifically approved by their board of directors, including all out-of-pocket costs and expenses, which are actually incurred by our manager or its affiliates on behalf of these entities in connection with performing services under the offsetting management services agreements.

1847 Asien expensed management fees of $300,000 for the year ended December 31, 2021 and $178,022 for the period from May 29, 2020 to December 31, 2020.

1847 Cabinet expensed management fees of $345,556 for the year ended December 31, 2021 and $75,000 for the period from October 1, 2020 to December 31, 2020.

1847 Wolo expensed management fees of $225,833 for the year ended December 31, 2021. In conjunction with acquisition of Wolo, our manager also received a fee of $110,000.

On a consolidated basis, we expensed total management fees of $981,389 and $253,022 for the years ended December 31, 2021 and 2020, respectively.

Segments

The Financial Accounting Standards Board, or FASB, Accounting Standard Codification, or ASC, Topic 280, Segment Reporting, requires that an enterprise report selected information about reportable segments in its financial reports issued to its shareholders. As of December 31, 2021, we have three reportable segments - the retail and appliances segment, which is operated by Asien’s, the construction segment, which is operated by Kyle’s, High Mountain and Innovative Cabinets, and the automotive supplies segment, which is operated by Wolo.

The retail and appliances segment is comprised of the business of Asien’s, which is based in Santa Rosa, California, and provides a wide variety of appliance services including sales, delivery, installation, service and repair, extended warranties, and financing.

The construction segment is comprised of the businesses of Kyle’s, High Mountain and Innovative Cabinets. Kyle’s, which is based in Boise, Idaho, provides a wide variety of construction services including custom design and build of kitchen and bathroom cabinetry, delivery, installation, service and repair, extended warranties, and financing. High Mountain, which is based in Reno, Nevada, specializes in all aspects of finished carpentry products and services, including doors, door frames, base boards, crown molding, cabinetry, bathroom sinks and cabinets, bookcases, built-in closets, and fireplace mantles, among others, as well as window installation. Innovative Cabinets, also based in Reno, Nevada, specializes in custom cabinetry and countertops.

The automotive supplies segment is comprised of the business of Wolo, which is based in Deer Park, New York, and designs and sells horn and safety products (electric, air, truck, marine, motorcycle and industrial equipment), and offers vehicle emergency and safety warning lights for cars, trucks, industrial equipment and emergency vehicles.

We provide general corporate services to our segments; however, these services are not considered when making operating decisions and assessing segment performance. These services are reported under “Corporate Services” below and these include costs associated with executive management, financing activities and public company compliance.

Discontinued Operations

On October 23, 2020, we distributed all of the shares of 1847 Goedeker that we held to our shareholders. As a result of this distribution, 1847 Goedeker is no longer a subsidiary of our company. All financial information of 1847 Goedeker previously presented as part of retail and appliance services operations are classified as discontinued operations and not presented as part of continuing operations for the year ended December 31, 2020.

On April 19, 2021, we entered into a stock purchase agreement with the original owners of Neese, pursuant to which they purchased our 55% ownership interest in 1847 Neese for a purchase price of $325,000 in cash. As a result of this transaction, 1847 Neese is no longer a subsidiary of our company. All financial information of 1847 Neese previously presented as part of land management services operations are classified as discontinued operations and not presented as part of continuing operations for the years ended December 31, 2021 and 2020.

Results of Operations

The following table sets forth key components of our results of operations during the years ended December 31, 2021 and 2020, both in dollars and as a percentage of our revenues.

	Years Ended December 31,
	2021		2020
	Amount	% of Revenues	Amount	% of Revenues
Revenues
Furniture and appliances	$12,741,064	41.6%	$7,625,222	87.2%
Construction	12,203,890	39.8%	1,120,224	12.8%
Automotive supplies	5,716,030	18.6%	-	-
Total revenues	30,660,984	100.0%	8,745,446	100.0%
Operating expenses
Cost of sales	20,311,724	66.2%	6,531,435	74.7%
Personnel costs	3,247,441	10.6%	734,867	8.4%
Depreciation and amortization	908,982	3.0%	176,612	2.0%
General and administrative	7,296,736	23.8%	2,652,429	30.3%
Total operating expenses	31,764,883	103.6%	10,095,343	115.4%
Net loss from operations	(1,103,899)	(3.6)%	(1,349,897)	(15.4)%
Other income (expense)
Gain on forgiveness of debt	360,302	1.2%	-	-
Loss on write-down of vesting note payable – related party	(602,204)	(2.0)%	-	-
Loss on extinguishment of debt	(137,692)	(0.4)%	(286,350)	(3.3)%
Loss on redemption of preferred shares	(4,017,553)	(13.1)%	-	-
Gain on disposition of subsidiary	3,282,804	10.7%	-	-
Gain on sale of property and equipment	10,885	-	-	-
Other income and (expense)	876	-	(18,196)	(0.2)%
Interest expense	(1,296,537)	(4.2)%	(249,626)	(2.9)%
Total other income (expense)	(2,399,119)	(7.8)%	(554,172)	(6.3)%
Net loss before income taxes	(3,503,018)	(11.4)%	(1,904,069)	(21.8)%
Income tax benefit (expense)	(218,139)	(0.7)%	83,931	1.0%
Net loss from continuing operations	$(3,721,157)	(12.1)%	$(1,820,138)	(20.8)%

Total revenues. Our total revenues were $30,660,984 for the year ended December 31, 2021, as compared to $8,745,446 for the year ended December 31, 2020.

The retail and appliances segment generates revenue through the sales of home furnishings, including appliances and related products. Revenues from the retail and appliances segment were $12,741,064 for the year ended December 31, 2021 and $7,625,222 for the period from May 29, 2020 to December 31, 2020 following the acquisition of Asien’s.

The construction segment generates revenue through the sale of finished carpentry products and services, including doors, door frames, base boards, crown molding, cabinetry, bathroom sinks and cabinets, bookcases, built-in closets, and fireplace mantles, among others, as well as kitchen countertops. Revenues from the construction segment were $12,203,890 for the year ended December 31, 2021, including revenue from the acquisitions of High Mountain and Innovative Cabinets of $6,766,540 for the period of October 9, 2021 to December 31, 2021, and $1,120,224 for the period from October 1, 2020 to December 31, 2020 following the acquisition of Kyle’s.

The automotive supplies segment generates revenue through the design and sale of horn and safety products (electric, air, truck, marine, motorcycle and industrial equipment), including vehicle emergency and safety warning lights for cars, trucks, industrial equipment and emergency vehicles. Revenues from the automotive supplies segment were $5,716,030 for the period from April 1, 2021 to December 31, 2021 following the acquisition of Wolo.

Cost of sales. Our total cost of sales was $20,311,724 for the year ended December 31, 2021, as compared to $6,531,435 for the year ended December 31, 2020.

Cost of sales for the retail and appliances segment consists of the cost of purchased merchandise plus the cost of delivering merchandise and where applicable installation, net of promotional rebates and other incentives received from vendors. Cost of sales for the retail and appliances segment was $9,773,371 for the year ended December 31, 2021 and $5,866,413 for the period from May 29, 2020 to December 31, 2020 following the acquisition of Asien’s. As a percentage of retail and appliances revenues, cost of sales for the retail and appliances segment was 76.7% for the year ended December 31, 2021 and 76.9% for the period from May 29, 2020 to December 31, 2020.

Cost of sales for the construction segment consists of finished goods, lumber, hardware and materials and plus direct labor and related costs, net of any material discounts from vendors. Cost of sales for the construction segment was $6,966,064 for the year ended December 31, 2021, including costs from the acquisitions of High Mountain and Innovative Cabinets of $3,899,268 for the period of October 9, 2021 to December 31, 2021, and $665,022 for the period from October 1, 2020 to December 31, 2020. As a percentage of construction revenues, cost of sales for the construction segment was 57.1% for the year ended December 31, 2021 and 59.4% for the period from October 1, 2020 to December 31, 2020 following the acquisition of Kyle’s.

Cost of sales for the automotive supplies segment consists of the costs of purchased finished goods plus freight and tariff costs. Cost of sales for the automotive supplies segment was $3,572,289 for the period from April 1, 2021 to December 31, 2021 following the acquisition of Wolo. As a percentage of automotive supplies revenues, cost of sales for the automotive supplies segment was 62.5% for the period from April 1, 2021 to September 30, 2021.

Personnel costs. Personnel costs include employee salaries and bonuses plus related payroll taxes. It also includes health insurance premiums, 401(k) contributions, and training costs. Our total personnel costs were $3,247,442 for the year ended December 31, 2021, as compared to $734,867 for the year ended December 31, 2020.

Personnel costs for the retail and appliances segment were $1,013,992 for the year ended December 31, 2021 and $525,346 for the period from May 29, 2020 to December 31, 2020 following the acquisition of Asien’s. As a percentage of retail and appliances revenue, personnel costs for the retail and appliances segment were 8.0% for the year ended December 31, 2021 and 6.9% for the period from May 29, 2020 to December 31, 2020.

Personnel costs for the construction segment were $1,518,643 for the year ended December 31, 2021, including costs from the acquisitions of High Mountain and Innovative Cabinets of $522,560 for the period of October 9, 2021 to December 31, 2021, and $209,521 for the period from October 1, 2020 to December 31, 2020 following the acquisition of Kyle’s. As a percentage of construction revenue, personnel costs for the construction segment were 12.4% for the year ended December 31, 2021 and 18.7% for the period from October 1, 2020 to December 31, 2020.

Personnel costs for the automotive supplies segment were $714,807 for the period from April 1, 2021 to December 31, 2021 following the acquisition of Wolo. As a percentage of automotive supplies revenue, personnel costs for the automotive supplies segment were 12.5% for the period from April 1, 2021 to December 31, 2021.

Depreciation and amortization. Our total depreciation and amortization expense was $908,982 for the year ended December 31, 2021, as compared to $176,612 for the year ended December 31, 2020.

General and administrative expenses. Our general and administrative expenses consist primarily of professional advisor fees, stock-based compensation, bad debts reserve, rent expense, advertising, bank fees, and other expenses incurred in connection with general operations. Our total general and administrative expenses were $7,296,736 for the year ended December 31, 2021, as compared to $2,652,429 for the year ended December 31, 2020.

General and administrative expenses for the retail and appliances segment were $1,696,267 for the year ended December 31, 2021 and $1,362,169 for the period from May 29, 2020 to December 31, 2020 following the acquisition of Asien’s. As a percentage of retail and appliances revenue, general and administrative expenses for the retail and appliances segment were 13.3% for the year ended December 31, 2021 and 17.9% for the period from May 29, 2020 to December 31, 2020.

General and administrative expenses for the construction segment were $2,064,918 for the year ended December 31, 2021, including costs from the acquisitions of High Mountain and Innovative Cabinets of $1,133,747 for the period of October 9, 2021 to December 31, 2021, and $394,168 for the period from October 1, 2020 to December 31, 2020 following the acquisition of Kyle’s. As a percentage of construction revenue, general and administrative expenses for the construction segment were 16.9% for the year ended December 31, 2021 and 22.9% for the period from October 1, 2020 to December 31, 2020.

General and administrative expenses for the automotive supplies segment were $2,248,738 for the period from April 1, 2021 to December 31, 2021 following the acquisition of Wolo. As a percentage of automotive supplies revenue, general and administrative expenses for the automotive supplies segment were 39.3% for the period from April 1, 2021 to December 31, 2021.

General and administrative expenses for our holding company increased by $390,718, or 43.6%, to $1,286,813 for the year ended December 31, 2021 from $896,092 for the year ended December 31, 2020. The increase was due to an increase in corporate costs, professional fees and an officer severance expense, offset by stock compensation of $436,386 issued in the prior year period.

Total other income (expense). We had $2,399,119 in total other expense, net, for the year ended December 31, 2021, as compared to other expense, net, of $554,172 for the year ended December 31, 2020. Other expense, net, for the year ended December 31, 2021 consisted of a loss on redemption of preferred shares of $4,017,553, interest expense of $1,296,537, a loss on write-down of vesting note payable of $602,204 and a loss on extinguishment of debt of $137,692, offset by a gain on disposition of subsidiary of $3,282,804 related to the disposition of Neese, a gain on forgiveness of debt of $360,302, a gain on sale of property and equipment of $10,885 and other income of $876, while total other expense, net, for the year ended December 31, 2020 consisted of a loss on extinguishment of debt of $286,350, interest expense of $249,626 and other expense of $18,196.

Income tax benefit (expense).  We had an income tax expense of $218,139 for the year ended December 31, 2021, as compared to an income tax benefit of $83,931 for the year ended December 31, 2020.

Net loss from continuing operations. As a result of the cumulative effect of the factors described above, our net loss from continuing operations was $3,721,157 for the year ended December 31, 2021, as compared to $1,820,138 for the year ended December 31, 2020.

Liquidity and Capital Resources

As of December 31, 2021, we had cash and cash equivalents of $1,383,533. To date, we have financed our operations primarily through revenue generated from operations, cash proceeds from financing activities, borrowings, and equity contributions by our shareholders.

Although we do not believe that we will require additional cash to continue our operations over the next twelve months, we do believe additional funds are required to execute our business plan and our strategy of acquiring additional businesses. The funds required to execute our business plan will depend on the size, capital structure and purchase price consideration that the seller of a target business deems acceptable in a given transaction. The amount of funds needed to execute our business plan also depends on what portion of the purchase price of a target business the seller of that business is willing to take in the form of seller notes or our equity or equity in one of our subsidiaries. Given these factors, we believe that the amount of outside additional capital necessary to execute our business plan on the low end (assuming target company sellers accept a significant portion of the purchase price in the form of seller notes or our equity or equity in one of our subsidiaries) ranges between $100,000 to $250,000. If, and to the extent, that sellers are unwilling to accept a significant portion of the purchase price in seller notes and equity, then the cash required to execute our business plan could be as much as $5,000,000. We will seek growth as funds become available from cash flow, borrowings, additional capital raised privately or publicly, or seller retained financing.

Our primary use of funds will be for future acquisitions, public company expenses including regular distributions to our shareholders, investments in future acquisitions, payments to our manager pursuant to the management services agreement, potential payment of profit allocation to our manager and potential put price to our manager in respect of the allocation shares it owns. The management fee, expenses, potential profit allocation and potential put price are paid before distributions to shareholders and may be significant and exceed the funds we hold, which may require us to dispose of assets or incur debt to fund such expenditures. Item 1 “Business—Our Manager” for more information concerning the management fee, the profit allocation and put price.

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

Our manager, as holder of 100% of our allocation shares, is entitled to receive a twenty percent (20%) profit allocation as a form of preferred equity distribution, subject to an annual hurdle rate of eight percent (8%), as follows. Upon the sale of a subsidiary, our manager will be paid a profit allocation if the sum of (i) the excess of the gain on the sale of such subsidiary over a high-water mark plus (ii) the subsidiary’s net income since its acquisition by us exceeds the 8% hurdle rate. The 8% hurdle rate is the product of (i) a 2% rate per quarter, multiplied by (ii) the number of quarters such subsidiary was held by us, multiplied by (iii) the subsidiary’s average share (determined based on gross assets, generally) of our consolidated net equity (determined according to GAAP with certain adjustments). In certain circumstances, after a subsidiary has been held for at least 5 years, our manager may also trigger a profit allocation with respect to such subsidiary (determined based solely on the subsidiary’s net income since its acquisition). The amount of profit allocation may represent a significant cash payment and is senior in right to payments of distributions to our shareholders. Therefore, the amount of profit allocation paid, when paid, will reduce the amount of cash available to us for our operating and investing activities, including future acquisitions. See Item 1 “Business—Our Manager—Our Manager as an Equity Holder—Manager’s Profit Allocation” for more information on the calculation of the profit allocation.

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

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the period indicated:

Cash Flow

	Years Ended December 31,
	2021	2020
Net cash provided by (used in) operating activities from continuing operations	$(897,566)	$137,500
Net cash provided by (used in) investing activities from continuing operations	(15,684,770)	1,060,872
Net cash provided by financing activities from continuing operations	16,585,520	181,977
Net increase in cash and cash equivalents from continuing operations	3,184	1,380,349
Cash and cash equivalents at beginning of year	1,380,349	-
Cash and cash equivalent at end of year	$1,383,533	$1,380,349

Net cash used in operating activities from continuing operations was $897,566 for the year ended December 31, 2021, as compared to net cash provided by operating activities from continuing operations of $137,500 for the year ended December 31, 2020. For the year ended December 31, 2021, the net loss of $3,588,934, a gain of disposition of subsidiary of $3,282,804, a change in contract liabilities of $950,640 and a gain on forgiveness of debt of $360,302, offset by a loss on redemption of series A senior convertible preferred shares of $4,017,553, non-cash depreciation and amortization of $908,982, an increase in accounts payable and accrued expenses of $719,890, a loss on write-down of contingent notes payable of $602,204, a decrease in inventory of $389,110 and a change in debt discounts of $382,565, were the primary drivers of the net cash used in operating activities. For the year ended December 31, 2020, the net loss of $9,658,769, a decrease in prepaids and other costs of $495,831 and an increase in inventory of $565,264, offset by a gain from discontinued operations of $7,838,631, an increase in accounts payable and accrued expenses of $962,464 and an increase in customer deposits of $965,254, were the primary drivers of the net cash provided by operating activities.

Net cash used in investing activities from continuing operations was $15,684,770 for the year ended December 31, 2021, as compared to net cash provided by investing activities from continuing operations of $1,060,872 for the year ended December 31, 2020. Net cash used in investing activities for the year ended December 31, 2021 consisted of net cash acquired in (paid for) acquisitions (Wolo, High Mountain and Innovative Cabinets) of $15,857,295 and purchase of equipment and vehicles of $177,475, offset by proceeds from disposition of subsidiary of $325,000 and proceeds from the sale of property and equipment of $25,000, while net cash provided by investing activities for the year ended December 31, 2020 consisted of net cash acquired in (paid for) acquisitions (Asien’s and Kyle’s) of $1,409,936, offset by investments in certificates of deposits of $276,270 and purchases of equipment in the amount of $72,794.

Net cash provided by financing activities from continuing operations was $16,585,520 for the year ended December 31, 2021, as compared to $181,977 for the year ended December 31, 2020. Net cash provided by financing activities for the year ended December 31, 2021 consisted of net proceeds on convertible notes payable of $23,744,975, proceeds on notes payable of $3,550,000 and proceeds of $3,000,000 from the sale of units described below, offset by redemption of preferred shares of $6,054,241, net payments on notes payable of $5,021,511, payments of preferred dividends of $1,032,806, net payments due to the Wolo and Asien’s sellers of $977,686, net repayment on lines of credit of $301,081, financing fees of $165,230, payment of vesting note payable of $100,000 and repayment of grid note of $56,900. Net cash provided by financing activities for the year ended December 31, 2020 consisted of net proceeds of $4,921,315 from the sale of units described below, proceeds from line of credit of $301,081, proceeds from the exercise of stock options and warrants of $212,500 and proceeds from vehicle loans of $21,968, offset by the payment to Kyle’s seller of $4,356,162, repayment of notes payable of $856,225 and grid note payments of $62,500.

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

On October 12, 2021, we redeemed 2,632,278 series A senior convertible preferred shares for a total redemption price, including dividends through such date, of $6,395,645.

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

Second Amended and Restated Intercompany Secured Promissory Note

In connection with the acquisition of Kyle’s, we provided 1847 Cabinet with the funds necessary to pay the cash portion of the purchase price and cover acquisition expenses. In connection therewith, on September 30, 2020, 1847 Cabinet issued a secured promissory note to our company in the principal amount of $4,525,000, which was amended and restated on December 11, 2020 and on October 8, 2021 to increase the principal amount of up to $15,955,325. The note bears interest at the rate of 16% per annum. Interest on the note is cumulative and any unpaid accrued interest will compound on each anniversary date of the note. Interest is due and payable in arrears to us on December 1, March 1, June 1 and October 1, commencing on December 1, 2021. In the event payment of principal or interest due under the note is not made when due, giving effect to any grace period which may be applicable, or in the event of any other default (as defined in the note), the outstanding principal balance shall from the date of default immediately bear interest at the rate of 5% above the then applicable interest rate for so long as such default continues. We may demand payment in full of the note at any time, even if 1847 Cabinet has complied with all of the terms of the note, and the note shall be due in full, without demand, upon the third-party sale of all or substantially all the assets and business of 1847 Cabinet or the third-party sale or other disposition of any capital stock of 1847 Cabinet. 1847 Cabinet may prepay the note at any time without penalty. If and to the extent any amounts are owing under the secured convertible promissory notes described below due to a default thereunder, in addition to payment obligations due under the note, 1847 Cabinet is required to immediately make payments to us so that we may make payments in compliance with the terms of the secured convertible promissory notes. The note contains customary covenants and events of default, is guaranteed by Kyle’s, High Mountain and Innovative Cabinets and is secured by a security interest in all of the assets of 1847 Cabinet, Kyle’s, High Mountain and Innovative Cabinets; provided that our rights to receive payments under the note are subordinated to the rights of the purchasers under secured convertible promissory notes described below. The remaining principal balance of the note at December 31, 2021 was $6,549,073 and it had accrued interest of $35,416.

Debt

Secured Convertible Promissory Notes

On October 8, 2021, we and each of our subsidiaries 1847 Asien, 1847 Wolo, 1847 Cabinet, Asien’s, Wolo, Kyle’s, High Mountain and Innovative Cabinets, entered into a note purchase agreement with two institutional investors, including Leonite, pursuant to which we issued to these purchasers secured convertible promissory notes in the aggregate principal amount of $24,860,000. The notes contain an aggregate original issue discount of $497,200. As a result, the total purchase price was $24,362,800. After payment of expenses of $617,825, we received net proceeds of $23,744,975, of which $10,687,500 was used to fund the cash portion of the purchase price for the acquisition of High Mountain and Innovative Cabinets. In addition, as consideration for the financing, we granted the financing agent 750,000 warrants with a fair value of $956,526 and 7.5% interest in High Mountain and Innovative Cabinets which had a fair value of $1,146,803. The agent fees were reflected as a discount against the convertible note payable with the warrants being included in additional paid in capital and the equity interest being including within noncontrolling interest on the consolidated balance sheet. The remaining principal balance of the notes at December 31, 2021 is $23,787,936, net of debt discounts of $3,072,064, and they have accrued interest of $467,689.

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

We may voluntarily prepay the notes in whole or in part upon payment of a prepayment fee in an amount equal to 10% of the principal and interest paid in connection with such prepayment. In addition, immediately upon receipt by our company or any subsidiary of any proceeds from any issuance of indebtedness (other than certain permitted indebtedness), any proceeds of any sale or disposition by our company or any subsidiary of any of the collateral or any of its respective assets (other than asset sales or dispositions in the ordinary course of business which are permitted by the note purchase agreement), or any proceeds from any casualty insurance policies or eminent domain, condemnation or similar proceedings, we must prepay the notes in an amount equal to all such proceeds, net of reasonable and customary transaction costs, fees and expenses properly attributable to such transaction and payable by our company or a subsidiary in connection therewith (in each case, paid to non-affiliates).

The holders of the notes may, in their sole discretion, elect to convert any outstanding and unpaid principal portion of the notes, and any accrued but unpaid interest on such portion, into our common shares at a conversion price equal to $2.50 (subject to standard adjustments, including a full ratchet antidilution adjustment); provided that the notes contain certain beneficial ownership limitations.

Pursuant to the terms of the notes, until the date that is eighteen (18) months after the issuance date of the notes, the holders shall have the right, but not the obligation, to participate in any securities offering other than a permitted issuance (as defined in the note purchase agreement) in an amount of up to the original principal amount of the notes. In addition, the holders shall have the right of first refusal to participate in any issuance of indebtedness until the notes have been terminated; provided, however, that this right of first refusal shall not apply to permitted issuances.

The note purchase agreement and the notes contain customary representations, warranties, affirmative and negative financial and other covenants and events of default for loans of this type. The notes are guaranteed by each subsidiary and are secured by a first priority security interest in all of the assets of our company and its subsidiaries.

6% Subordinated Convertible Promissory Notes

A portion of the purchase price for the acquisition of High Mountain and Innovative Cabinets on October 8, 2021 was paid by the issuance of 6% subordinated convertible promissory notes in the aggregate principal amount of $5,880,345 by 1847 Cabinet to the sellers of High Mountain and Innovative Cabinets. The remaining principal balance of the notes at December 31, 2021 is $4,838,997, net of debt discount at $1,041,348, and they have accrued interest of $108,262.

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

At any time prior to October 8, 2022, the holders may, in their sole discretion, elect to convert up to twenty percent (20%) of the original principal amount of the notes and all accrued, but unpaid, interest into such number of shares of the common stock of 1847 Cabinet determined by dividing the amount to be converted by a conversion price determined by dividing (i) the fair market value of 1847 Cabinet (determined in accordance with the notes) by (ii) the number of shares of 1847 Cabinet outstanding on a fully diluted basis. In addition, on October 8, 2021, we entered into an exchange agreement with the holders, pursuant to which we granted them the right to exchange all of the principal amount and accrued but unpaid interest under the notes or any portion thereof for a number of our common shares to be determined by dividing the amount to be converted by an exchange price equal to the higher of (i) the 30-day volume weighted average price for our common shares on the primary national securities exchange or over-the-counter market on which our common shares are traded over the thirty (30) trading days immediately prior to the applicable exchange date or (ii) $2.50 (subject to equitable adjustments for stock splits, stock combinations, recapitalizations and similar transactions).

The notes contain customary events of default, including in the event of a default under the secured convertible promissory notes described above. The rights of the holders to receive payments under the notes are subordinated to the rights of the purchasers under secured convertible promissory notes described above.

6% Amortizing Promissory Note

On July 29, 2020, 1847 Asien entered into a securities purchase agreement with Joerg Christian Wilhelmsen and Susan Kay Wilhelmsen, as trustees of the Wilhelmsen Family Trust, U/D/T Dated May 1, 1992, or the Asien’s Seller, pursuant to which the Asien’s Seller sold 415,000 of our common shares to 1847 Asien a purchase price of $2.50 per share. As consideration, 1847 Asien issued to the Asien’s Seller a two-year 6% amortizing promissory note in the aggregate principal amount of $1,037,500. On October 8, 2021, 1847 Asien and the Asien’s Seller entered into amendment no. 1 to securities purchase agreement to amend certain terms of the securities purchase agreement and the 6% amortizing promissory note. Pursuant to the amendment, the repayment terms of the 6% amortizing promissory note were revised so that one-half (50%) of the outstanding principal amount ($518,750) and all accrued interest thereon shall be amortized on a two-year straight-line basis and payable quarterly in accordance with the amortization schedule set forth on Exhibit A to the amendment, except for the payments that were initially scheduled on January 1, 2022 and April 1, 2022, which were paid from the proceeds of the senior convertible promissory notes described above, and the second-half (50%) of the outstanding principal amount ($518,750) and all accrued, but unpaid interest thereon shall be paid on the second anniversary of the date of the 6% amortizing promissory note, along with any other unpaid principal or accrued interest thereon. The note is unsecured and contains customary events of default. The remaining principal balance of the note at December 31, 2021 was $581,963 and it had accrued interest of $21,758.

Vesting Promissory Note

A portion of the purchase price for the acquisition of Kyle’s on September 30, 2020 was paid by the issuance of a vesting promissory note by 1847 Cabinet to Stephen Mallatt, Jr. and Rita Mallatt, or the Kyle’s Sellers, in the principal amount of $1,050,000, which increased to a principal amount of up to $1,260,000 pursuant to the vested percentage calculation described below. Payment of the principal and accrued interest on the note is subject to vesting as described below. The note bears interest on the vested portion of principal amount at the rate of eight percent (8%) per annum. To the extent vested, the vested portion of the principal and all accrued but unpaid interest on such vested portion of the principal shall be paid in one lump sum on the last day of the thirty-sixth (36th) month following the date of the note.

The vested principal of the note due at the maturity date shall be calculated each year based on the average annual consolidated EBITDA (as defined in the note) of 1847 Cabinet for each of the years ended December 31, 2020, 2021 and 2022. The EBITDA for each year shall be divided by $1.4 million multiplied by 100 to obtain the vested percentage. The vested principal for each year shall be equal to the vested percentage for that year multiplied by $350,000. To the extent that the vested percentage for the subject year is less than 80%, no portion of the note for that year shall vest. To the extent that the vested percentage for the subject year is equal to or greater than 120%, the vested principal shall be equal to $420,000 for that year and no more. For the year ended December 31, 2020, EBITDA of 1847 Cabinet was approximately $1,531,000, resulting in a vested amount of approximately $415,000. For the year ended December 31, 2021, EBITDA of 1847 Cabinet was approximately $427,504, resulting in an additional vested amount of approximately $602,204. As of December 31, 2021, the outstanding balance of this note was $1,001,183.

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

Financing Leases

On May 6, 2021, Kyle’s entered in an equipment financing lease to purchase equipment for $276,896, maturing on December 1, 2027. The balance payable was $276,896 as of December 31, 2021.

On October 12, 2021, Kyle’s entered in an equipment financing lease to purchase equipment for $245,375, maturing on December 1, 2027. The balance payable was $245,375 as of December 31, 2021.

On February 14, 2019, High Mountain entered in an equipment financing lease to purchase a lift truck for $24,337, maturing on January 19, 2024. The balance payable was $11,044 as of December 31, 2021.

On June 2, 2020, High Mountain entered in an equipment financing lease to purchase office printers for $9,240, maturing on May 2, 2024. The balance payable was $5,757 as of December 31, 2021.

Vehicle Loans

Asien’s has entered into seven retail installment sale contracts pursuant to which Asien’s agreed to finance its delivery trucks at rates ranging from 3.74% to 8.72% with an aggregate remaining principal amount of $146,043 as of December 31, 2021.

Kyle’s has entered into two retail installment sale contracts pursuant to which Kyle’s agreed to finance its delivery trucks at rates ranging from 5.90% to 6.54% with an aggregate remaining principal amount of $64,255 as of December 31, 2021.

High Mountain and Innovative Cabinets have entered into seventeen retail installment sale contracts pursuant to which they agreed to finance delivery trucks and equipment at rates ranging from 3.74% to 6.80% with an aggregate remaining principal amount of $186,054 as of December 31, 2021.

Total Debt

The following table shows aggregate figures for the total debt described above that is coming due in the short and long term as of December 31, 2021. See the above disclosures for more details regarding these loans.

	Short-Term	Long-Term	Total Debt
Secured Convertible Promissory Notes	$-	$21,791,657	$21,791,657
6% Subordinated Convertible Promissory Notes	-	4,838,998	4,838,998
6% Amortizing Promissory Note	581,961	-	581,961
Vesting Promissory Note	-	1,011,183	1,011,183
Financing Leases	99,384	457,173	556,557
Vehicle Loans	111,829	250,133	361,962
Total	$793,174	$28,349,144	$29,142,318

Contractual Obligations

Our principal commitments consist mostly of obligations under the loans described above, the operating leases described under Item 2 “Properties” and other contractual commitments described below.

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

Retail and Appliances Segment

We collect 100% of the payment for special-order models including tax and 50% of the payment for non-special orders from the customer at the time the order is placed. We do not incur incremental costs obtaining purchase orders from customers, however, if we did, because all contracts are less than a year in duration, any contract costs incurred would be expensed rather than capitalized.

Performance Obligations – The revenue that we recognize arises from orders we receive from customers. Our performance obligations under the customer orders correspond to each sale of merchandise that we make to customers under the purchase orders; as a result, each purchase order generally contains only one performance obligation based on the merchandise sale to be completed. Control of the delivery transfers to customers when the customer can direct the use of, and obtain substantially all the benefits from, our products, which generally occurs when the customer assumes the risk of loss. The transfer of control generally occurs at the point of pickup, shipment, or installation. Once this occurs, we have satisfied our performance obligation and we recognize revenue.

Transaction Price ‒ We agree with customers on the selling price of each transaction. This transaction price is generally based on the agreed upon sales price. In our contracts with customers, we allocate the entire transaction price to the sales price, which is the basis for the determination of the relative standalone selling price allocated to each performance obligation. Any sales tax that we collect concurrently with revenue-producing activities are excluded from revenue.

Cost of revenue includes the cost of purchased merchandise plus freight and any applicable delivery charges from the vendor to us. Substantially all sales are to individual retail consumers (homeowners), builders and designers. The large majority of customers are homeowners and their contractors, with the homeowner being key in the final decisions. We have a diverse customer base with no one client accounting for more than 5% of total revenue.

Customer deposits ‒ We record customer deposits when payments are received in advance of the delivery of the merchandise. We expect that substantially all of the customer deposits will be recognized within six months as the performance obligations are satisfied.

Construction Segment

Our construction segment revenues are derived primarily through contracts with customers whereby we specialize in all aspects of products and services relating to finished carpentry, custom cabinetry, and countertops. We recognize revenue when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. We account for a contract when we have approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance, and collectability of consideration is probable.

A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Since most contracts are bundled to include both material and installation services, we combine these items into one performance obligation as the overall promise to transfer the individual goods or services is not separately identifiable from other promises in the contract and, therefore, is not distinct. We do offer assurance-type warranties on certain of its installed products and services that do not represent a separate performance obligation and, as such, do not impact the timing or extent of revenue recognition.

For any contracts that are not complete at the reporting date, we recognize revenue over time, because of the continuous transfer of control to the customer as work is performed at the customer’s site and, therefore, the customer controls the asset as it is being installed. We utilize the cost-to-cost measure of progress method as we believe this best depicts the transfer of control of assets to the customer, which occurs as costs are incurred. When this method is used, we estimate the costs to complete individual contracts and record as revenue that portion of the total contract price that is considered complete based on the relationship of costs incurred to date to total anticipated costs. Unforeseen events and circumstances can alter the estimate of the costs associated with a particular contract. Total estimated costs at completion can be impacted by changes in productivity, scheduling, cost of labor, and materials. Additionally, external factors such as weather, and customer delays may affect the progress of a project’s completion, and thus the timing and amount of revenue recognition, cash flow, and profitability from a particular contract may be adversely affected.

An insignificant portion of sales, primarily retail sales, is accounted for on a point-in-time basis when the sale occurs. Sales taxes, when incurred, are recorded as a liability and excluded from revenue on a net basis.

Contracts can be subject to modification to account for changes in contract specifications and requirements. We consider contract modifications to exist when the modification either creates new, or changes the existing, enforceable rights and obligations. Most contract modifications are for goods or services that are not distinct from the existing contract due to the significant integration service provided in the context of the contract and are accounted for as if they were part of that existing contract. The effect of a contract modification on the transaction price and our measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue on a cumulative catch-up basis.

All contracts are billed either contractually or as work is performed. Billing on long-term contracts occurs primarily on a monthly basis throughout the contract period whereby we submit progress invoices for customer payment based on actual or estimated costs incurred during the billing period. On some contracts, the customer may withhold payment on an invoice equal to a percentage of the invoice amount, which will be subsequently paid after satisfactory completion of each project. This amount is referred to as retainage and is common practice in the construction industry, as it allows for customers to ensure the quality of the service performed prior to full payment. The retention provisions are not considered a significant financing component.

Cost of revenues earned include all direct material and labor costs and those indirect costs related to contract performance. The cost of significant uninstalled materials, re-work, or scrap is generally excluded from the cost-to-cost measure of progress as it is not proportionate to the entity’s progress in satisfying the performance obligation.

Contract Assets and Contract Liabilities

We record a contract asset when we have satisfied our performance obligation prior to billing and a contract liability when a customer payment is received prior to the satisfaction of our performance obligation. The difference between the beginning and ending balances of contract assets and liabilities primarily results from the timing of our performance and the customer’s payment. At times, we have a right to payment from previous performance that is conditional on something other than passage of time, such as retainage, which is included in contract assets or contract liabilities, as determined on a contract-by-contract basis.

Automotive Supplies Segment

Our automotive supplies segment designs and sells horn and safety products (electric, air, truck, marine, motorcycle and industrial equipment), and offers vehicle emergency and safety warning lights for cars, trucks, industrial equipment and emergency vehicles. Focused on the automotive and industrial after-market, we sell our products to big-box national retail chains, through specialty and industrial distributors, as well as online/mail order retailers and original equipment manufacturers.

We collect 100% of the payment for internet and phone orders, including tax, from the customer at the time the order is shipped. Customers placing orders with a purchase order through the EDI (Electronic Data Interface) are allowed to purchase on credit and make payment after receipt of product on the agreed upon terms.

Performance Obligations – The revenue that we recognize arises from orders we receive from contracts with customers. Our performance obligations under the customer orders correspond to each sale of merchandise that we make to customers and each order generally contains only one performance obligation based on the merchandise sale to be completed. Control of the delivery transfers to customers when the customer can direct the use of, and obtain substantially all the benefits from, our products, which generally occurs when the customer assumes the risk of loss. The transfer of control generally occurs at the point of shipment of the order. Once this occurs, we have satisfied our performance obligation and we recognize revenue.

Transaction Price ‒ We agree with customers on the selling price of each transaction. This transaction price is generally based on the agreed upon sales price. In our contracts with customers, we allocate the entire transaction price to the sales price, which is the basis for the determination of the relative standalone selling price allocated to each performance obligation. Any sales tax that we collect concurrently with revenue-producing activities are excluded from revenue.

Cost of sales includes the cost of purchased merchandise plus freight, warehouse salaries, tariffs, and any applicable delivery charges from the vendor to us.

Warranties vary and are typically 90 days to consumers and manufacturing defect warranty to are available to resellers. At times, depending on the product, we can also offer a warranty up to 12 months.

Receivables

Receivables consist of trade accounts receivable from customer, credit card transactions in the process of settlement, and vendor rebates receivable. Vendor rebates receivable represent amounts due from manufactures from whom we purchase products. Rebates receivables are stated at the amount that management expects to collect from manufacturers, net of accounts payable amounts due the vendor. Rebates are calculated on product and model sales programs from specific vendors. The rebates are paid at intermittent periods either in cash or through issuance of vendor credit memos, which can be applied against vendor accounts payable. Based on our assessment of the credit history with manufacturers, we have concluded that there should be no allowance for uncollectible accounts. We historically collect substantially all of our outstanding rebates receivable. Retainage receivables represent the amount retained by customers to ensure the quality of the installation and is received after satisfactory completion of each installation project. Management regularly reviews aging of retainage receivables and changes in payment trends and records an allowance when collection of amounts due are considered at risk. The allowance for doubtful accounts amounted to $359,000 and $0 for the years ended December 31, 2021 and 2020, respectively. Uncollectible balances are expensed in the periods they are determined to be uncollectible.

Inventory

For Asien’s, inventory mainly consists of appliances that are acquired for resale and is valued at the average cost determined on a specific item basis. Inventory also consists of parts that are used in service and repairs and may or may not be charged to the customer depending on warranty and contractual relationship. Kyle’s typically orders inventory on a job-by-job basis and those jobs are put into production within hours of being received. The inventory in production is accounted for in the contract assets and liabilities and follows the percentage completion methodology. Inventories consisting of materials and supplies are stated at lower of costs or market. High Mountain and Innovative Cabinets’ inventory mainly consists of doors, door frames, baseboards, crown molding, cabinetry, countertops, custom cabinets, closet shelving, and other related products. We value inventory at each balance sheet date to ensure that it is carried at the lower of cost or net realizable value with cost determined based on the average cost basis. Wolo’s inventory consists of finished goods acquired for resale and is valued at the weighted-average cost determined on a specific item basis. We periodically evaluate the value of items in inventory and provide write-downs to inventory based on our estimate of market conditions. We estimated an obsolescence allowance of $387,848 and $12,824 at December 31, 2021 and 2020, respectively.

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

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, certificates of deposit and amounts due to shareholders. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed.

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

Operating Leases

ASC 842 requires recognition of leases on the consolidated balance sheets as right-of-use, or ROU, assets and lease liabilities. ROU assets represent our right to use underlying assets for the lease terms and lease liabilities represent our obligation to make lease payments arising from the leases. Operating lease ROU assets and operating lease liabilities are recognized based on the present value and future minimum lease payments over the lease term at commencement date. As our leases do not provide an implicit rate, we used our estimated incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. A number of the lease agreements contain options to renew and options to terminate the leases early. The lease term used to calculate ROU assets and lease liabilities only includes renewal and termination options that are deemed reasonably certain to be exercised.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2021. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described below, our disclosure controls and procedures were not effective.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this evaluation, management used the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our evaluation, we determined that, as of December 31, 2021, our internal control over financial reporting was not effective due to the following material weaknesses.

●	We did not have appropriate policies and procedures in place to evaluate the proper accounting and disclosures of key documents and agreements.

●	We do not have adequate segregation of duties with our limited accounting personnel and rely upon outsourced accounting services.

●	We do not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of GAAP commensurate with our financial reporting requirements.

In order to cure the foregoing material weakness, we have taken or plan to take the following remediation measures:

●	On September 7, 2021, we hired Vernice Howard as our Chief Financial Officer. Ms. Howard has over 30 years of experience in the fields of finance and accounting and has significant GAAP and SEC reporting experience.

●	We plan to make necessary changes by providing training to our financial team and our other relevant personnel on the GAAP accounting guidelines applicable to financial reporting requirements.

●	We have engaged the outsourced accounting and financial reporting services of Carrollton Partners, LLC in conjunction with the hiring of skilled accounting personnel at the subsidiary companies to implement the policies and procedures applicable to accounting guidelines.

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

Except for the matters described above, there have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2021 but was not reported.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our directors and executive officers:

Name	Age	Position
Ellery W. Roberts	51	Chairman, Chief Executive Officer and President
Vernice L. Howard	51	Chief Financial Officer
Eric VanDam	52	Chief Operating Officer
Robert D. Barry	78	Director
Paul A. Froning	51	Director

Ellery W. Roberts.  Mr. Roberts has been our Chairman, Chief Executive Officer and President since our inception on January 22, 2013. Mr. Roberts brings over 20 years of private equity investing experience to us.  In July 2011, Mr. Roberts formed The 1847 Companies LLC, a company that is no longer active, where he began investing his own personal capital and capital of high net worth individuals in select transactions.  Prior to forming The 1847 Companies LLC, Mr. Roberts was the co-founder and was co-managing principal from October 2009 to June 2011 of RW Capital Partners LLC, the recipient of a “Green Light” letter from the U.S. Small Business Administration permitting RW Capital Partners LLC to raise capital in pursuit of the Small Business Investment Company license with the preliminary support of the Small Business Administration. Mr. Roberts was a founding member of Parallel Investment Partners, LP (formerly SKM Growth Investors, LP), a Dallas-based private equity fund focused on re-capitalizations, buyouts and growth capital investments in lower middle market companies throughout the United States. Previously, Mr. Roberts served as Principal with Lazard Group LLC (LAZ), a Senior Financial Analyst at Colony Capital, Inc., and a Financial Analyst with the Corporate Finance Division of Smith Barney Inc. (now known as Morgan Stanley Smith Barney LLC).  Mr. Roberts has also served as the chairman of the board of 1847 Goedeker (GOED) since April 2019 and has also been a director of Western Capital Resources, Inc. (WCRS) since May 2010. Mr. Roberts received his B.A. degree in English from Stanford University. We believe Mr. Roberts is qualified to serve on our board of directors due to his extensive senior management experience in the industry in which we operate, having served as founder or executive of various other management, investment and corporate advisory companies for over 15 years.

Vernice L. Howard. Ms. Howard has served as our Chief Financial Officer since September 2021. Ms. Howard has over 30 years of experience in the fields of finance and accounting. Prior to joining us, she worked for Independent Electrical Contractors, Inc. and its affiliates for over eleven years as Chief Financial Officer, where she was responsible for providing leadership to the organization in the areas of finance, human resources and general facilities administration, in addition to setting policies, procedures, strategies, practices and overseeing the organization’s assets. The foundation of Ms. Howard’s accounting and finance experience began with public accounting for several years gaining experience in tax and auditing in the entertainment and nonprofit sectors as Chief Financial Officer for The Cronkite Ward Company, a television production company, and Director of Finance for Community Action Group (CAG), a nonprofit organization. Before her work with Independent Electrical Contractors, Inc., Ms. Howard’s professional background established an emphasis in forensic accounting. Ms. Howard is a Founding Member of Chief, which is a DC based vetted network of C-level or rising VP’s supporting and connecting exceptional women. Ms. Howard holds a Master of Business Administration in Finance from Trinity Washington University Graduate School of Business Management and Bachelor of Science in Accounting from Duquesne University.

Eric VanDam. Mr. VanDam has served as our Chief Operating Officer since January 2022. Mr. VanDam brings 30 years of experience leading operations from a diverse range of positions.  He worked for over 20 years at companies holding a direct coaching relationship with Toyota implementing the Toyota Production System within the furniture, automotive, and agriculture industries. In August 2018, he began his own consulting practice, VanDam Consulting, LLC. He also served as Vice President of Operations at Crenlo, LLC, a leading manufacturer within the commercial cab and enclosure industries, from December 2018 to November 2019. Prior to that, he worked at Heritage Home Group, LLC, a leader in designing, manufacturing, sourcing and retailing home furnishings, from May 2016 to July 2018, holding the positions of Vice President of Business Improvement and Vice President of Contract Furniture Division. He also held multiple positions, including, among others, General Manager of Holland Campus Operations, Executive Account Manager and Director of Operations of Greenhouse Seating Operations, at Herman Miller, Inc., a leading global company that designs, manufactures and distributes interior furnishings, from 2000 to 2016.

Robert D. Barry. Mr. Barry has been a member of our board of directors since January 2014. He has also served as the Chief Accounting Officer of 1847 Goedeker since July 2021 and previously served as its Chief Financial Officer from January 2019 to July 2021. He also served as the Controller of Neese from July 2017 until our sale of Neese in April 2021. From April 2013 until August 2016, Mr. Barry was Chief Executive Officer and Chief Financial Officer of Pawn Plus Inc., a chain of five retail pawn stores in suburban Philadelphia and one pawn store in northeastern Ohio. Prior to that, Mr. Barry served as Executive Vice President and Chief Financial Officer of Regional Management Corp., a consumer loan company based in Greenville, South Carolina, from March 2007 to January 2013. Prior to joining Regional Management Corp., Mr. Barry was the Managing Member of AccessOne Mortgage Company, LLC in Raleigh, North Carolina, from 1997 to 2007. During this time, he also served as part-time Chief Financial Officer for Patriot State Bank, in Fuquay-Varina, North Carolina, from March 2006 to March 2007 and Nuestro Banco, Raleigh, North Carolina, from July 2006 to March 2007. Prior to his time at AccessOne, Mr. Barry was Executive Vice President and Chief Financial Officer for Regional Acceptance Corporation, a consumer finance company based in Greenville, North Carolina and prior to that he was a financial institutions partner in the Raleigh, North Carolina office of KPMG LLP. Mr. Barry is a Certified Public Accountant licensed in North Carolina and Georgia. We believe Mr. Barry is qualified to serve on our board of directors due to his years of relevant financial and business expertise.

Paul A. Froning. Mr. Froning has been a member of our board of directors since April 2013. In 2009, Mr. Froning co-founded Focus Healthcare Partners LLC, a Chicago-based private equity investment, advisory and asset management firm targeting the senior housing and healthcare sectors. Prior to that, from February 2008 to October 2009, Mr. Froning was a Managing Director in the private equity department of Fortress Investment Group LLC, a publicly-traded New York-based private investment firm.  Prior to that, Mr. Froning was the Chief Investment Officer and Executive Vice President of Brookdale Senior Living Inc., a publicly-traded affiliate of Fortress Investment Group LLC, from 2005 to 2008.  Previously, Mr. Froning held senior investment positions at the private equity investment arms of Lazard Group LLC and Security Capital Group, prior to its acquisition by GE Capital Corp., in addition to investment banking experience at Salomon Brothers, prior to its acquisition by Travelers Group, and the securities subsidiary of Principal Financial Group.  Mr. Froning also serves on the board of directors of 1847 Goedeker. Mr. Froning has a B.A. degree from the University of Notre Dame. We believe Mr. Froning is qualified to serve on our board of directors due to his twenty years of private equity, investment and advisory experience.

Our directors currently have terms which will end at our next annual meeting of the shareholders or until their successors are elected and qualify, subject to their prior death, resignation or removal. Officers serve at the discretion of the board of directors.

Pursuant to our operating agreement, as holder of the allocation shares, our manager has the right to appoint one director to our board of directors for every four members constituting the entire board of directors. Any such director will not be required to stand for election by the shareholders. Ellery W. Roberts is the designated director of our manager. Otherwise, there is no arrangement or understanding between any director or executive officer and any other person pursuant to which he was or is to be selected as a director, nominee or officer.

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

The Board’s Role in Risk Oversight

The board of directors oversees that our assets of are properly safeguarded, that the appropriate financial and other controls are maintained, and that our business is conducted wisely and in compliance with applicable laws and regulations and proper governance. Included in these responsibilities is the board’s oversight of the various risks facing us. In this regard, our board seeks to understand and oversee critical business risks. Our board does not view risk in isolation. Risks are considered in virtually every business decision and as part of our business strategy. Our board recognizes that it is neither possible nor prudent to eliminate all risk. Indeed, purposeful and appropriate risk-taking is essential for us to be competitive on a global basis and to achieve its objectives.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and beneficial holders of more than 10% of our common shares to file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities. We believe, based solely on a review of the copies of such reports furnished to us and representations of these persons, that all reports were timely filed for the year ended December 31, 2021.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table - Years Ended December 31, 2021 and 2020

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)
Ellery W. Roberts,	2021	-	-	522,450	522,450
Chief Executive Officer(1)	2020	-	-	304,678	304,678

Jay Amond,	2021	150,000	-	114,249	264,249
former Chief Financial Officer(2)	2020	-	-	-	-

(1)	Ellery W. Roberts, our Chief Executive Officer and our former Chief Financial Officer from inception until January 14, 2021, is employed by our manager and is seconded to our company. Our manager, and not our company, pays any compensation to Mr. Roberts who is seconded to us under the management services agreement. We do not reimburse our manager for any compensation paid to Mr. Roberts in his capacity as our Chief Executive Officer. We pay our manager a quarterly management fee, and our manager may use the proceeds from the management fee, in part, to pay compensation to Mr. Roberts. For the years ended December 31, 2021 and 2020, the management fee expense for our manager amounted to $981,389 and $503,022, respectively. Mr. Roberts did not receive any compensation as an employee of our manager for the years ended December 31, 2021 and 2020. However, Mr. Roberts, as a holder of limited liability company interests in our manger, received $522,450 and $304,678 for the years ended December 31, 2021 and 2020, respectively, as a result of distributions from our manger to its interest holders, which is included in “Other Compensation” in the table above. See Item 1 “Business—Our Manager—Overview of Our Manager” for information regarding the ownership of our manager.

(2)	Jay Amond served as our Chief Financial Officer from January 14, 2021 until September 5, 2021. “Other Compensation” for Mr. Amond includes severance from September 5, 2021 to December 31, 2021 pursuant to the separation agreement described below.

Employment Agreements

As noted above, Mr. Roberts is not an employee of our company.

On January 14, 2021, we entered into an employment agreement with Jay Amond, our former Chief Financial Officer, setting forth the terms of Mr. Amond’s employment. Pursuant to the terms of the employment agreement, we agreed to pay Mr. Amond an annual base salary of $240,000, consisting of $80,000 for each of our three portfolio companies (Asien’s, Kyle’s and Wolo), up to a maximum aggregate annual base salary of $300,000 upon the addition of a fourth portfolio company. He was also eligible for an annual incentive bonus of up to 50% of base salary based on earnings targets to be determined by our board of directors. Mr. Amond was also eligible to participate in all employee benefit plans, including health insurance, commensurate with his position. Mr. Amond’s employment was at-will and could be terminated by us at any time or by Mr. Amond upon 90 days’ notice. Pursuant to the employment agreement, if we terminated Mr. Amond’s employment without cause, he was entitled to six months of base compensation. The employment agreement contains customary confidentiality provisions and restrictive covenants prohibiting Mr. Amond from (i) owning or operating a business that competes with our company during the term of his employment and for a period of one year following the termination of his employment or (ii) soliciting our employees for a period of two years following the termination of his employment.

On September 6, 2021, we entered into a separation agreement and release with Mr. Amond providing for the separation of his employment effective as of September 5, 2021. Under the separation agreement, we agreed, subject to Mr. Amond’s compliance with each and every provision of the separation agreement, to pay Mr. Amond a severance payment equal to nine (9) months of his base salary at his current level ($240,000 per year), less applicable statutory deductions and authorized withholdings, payable in equal installments on our regular payroll dates during the period commencing on September 6, 2021 and ending on June 6, 2022. We also agreed to continue to pay our share of Mr. Amond’s health care costs under all medical, dental or vision plans in which Mr. Amond participates for a period beginning as of October 1, 2021 and ending as of December 31, 2021; provided, however, that Mr. Amond will be responsible for the full amount of the applicable employee contribution as determined and periodically modified by us. The separation agreement includes a customary release of claims by Mr. Amond in favor of our company and its affiliates, as well as customary confidentiality and non-disparagement provisions.

Outstanding Equity Awards at Fiscal Year-End

No executive officer named above had any unexercised options, stock that has not vested or equity incentive plan awards outstanding as of December 31, 2021.

Additional Narrative Disclosure

Retirement Benefits

We have not maintained, and do not currently maintain, a defined benefit pension plan, nonqualified deferred compensation plan or other retirement benefits.

Potential Payments Upon Termination or Change in Control

As described under “—Employment Agreements” above, Mr. Amond is entitled severance as described in the separation agreement.

Director Compensation

No member of our board of directors received any compensation for his services as a director during the fiscal year ended December 31, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common shares as of March 30, 2022 for (i) each of our named executive officers and directors; (ii) all of our named executive officers and directors as a group; and (iii) each other shareholder known by us to be the beneficial owner of more than 5% of our outstanding common shares. Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o our company, 590 Madison Avenue, 21st Floor, New York, NY 10022.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Ellery W. Roberts, Chairman and Chief Executive Officer	Common Shares	1,454,800	29.12%
Vernice L. Howard, Chief Financial Officer	Common Shares	—	*
Eric VanDam, Chief Operating Officer	Common Shares	—	*
Robert D. Barry, Director	Common Shares	17,500	*
Paul A. Froning, Director	Common Shares	60,000	1.20%
All executive officers and directors (5 persons)	Common Shares	1,532,300	30.68%
Edward J. Tobin (3)	Common Shares	1,001,000	20.04%
Stephen Mallatt, Jr. and Rita Mallatt (4)	Common Shares	700,000	14.01%
Avi Geller (5)	Common Shares	4,958,983	9.99%
Louis A. Bevilacqua (6)	Common Shares	337,500	6.76%

*	Less than 1%

(1)	Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares that such person or any member of such group has the right to acquire within sixty (60) days. For purposes of computing the percentage of outstanding shares of our common shares held by each person or group of persons named above, any shares that such person or persons has the right to acquire within sixty (60) days of March 30, 2022 are deemed to be outstanding for such person, but not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership by any person.

(2)	Based on 4,995,232 common shares issued and outstanding as of March 30, 2022.

(3)	The address of Edward J. Tobin is 235 West End Ave, #17B, New York, NY 10023.

(4)	The address of Stephen Mallatt, Jr. and Rita Mallatt is 2950 E. Lucca Dr., Meridian, ID 83642.

(5)	Includes: (i) 457,571 common shares, 1,292,688 common shares issuable upon the conversion of series A senior convertible preferred shares and 3,114,394 common shares issuable upon the exercise of warrants held by Leonite Capital LLC; and (ii) 8,031 common shares, 18,147 common shares issuable upon the conversion of series A senior convertible preferred shares and 68,152 common shares issuable upon the exercise of warrants held by Leonite LLC. Leonite Capital LLC also holds a secured convertible promissory note in the principal amount of $100,000. Avi Geller is the Chief Investment Officer of Leonite Capital LLC and Leonite LLC and has voting and investment power over the securities held by them. Mr. Geller disclaims beneficial ownership of the shares held by Leonite Capital LLC and Leonite LLC except to the extent of his pecuniary interest, if any, in such shares. Our series A senior convertible preferred shares, warrants and secured convertible promissory notes contain ownership limitations, such that the we shall not effect any conversion of these securities to the extent that after giving effect to the issuance of common shares upon conversion thereof, such holder, together with its affiliates, would beneficially own in excess of 4.99% (or 9.99% in the case of Leonite Capital LLC) of the number of common shares outstanding immediately after giving effect to the issuance of such common shares, which such limitation may be waived by us upon no fewer than 61 days’ prior notice. Therefore, we have reduced the ownership percentage to 9.99%.

(6)	The address of Louis A. Bevilacqua is 1050 Connecticut Ave., NW, Suite 500, Washington, DC 20036.

Changes in Control

We do not currently have any arrangements which if consummated may result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of our 2020 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11 “Executive Compensation” above). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Transactions with Our Manager

Our Chief Executive Officer, Ellery W. Roberts, controls our manager. Our relationship with our manager is governed principally by the following two agreements: (1) the management services agreement and offsetting management services agreements relating to the management services our manager will perform for us and the businesses we own and the management fee to be paid to our manager in respect thereof; and (2) our operating agreement setting forth our manager’s rights with respect to the allocation shares it owns, including the right to receive payments of profit allocation from us and our manager’s right to cause us to purchase the allocation shares it owns. Our manager has also entered into an offsetting management services agreement with 1847 Asien, 1847 Cabinet and 1847 Wolo and we expect that our manager will enter into offsetting management services agreements and transaction services agreements with our future businesses directly. See Item 1 “Business—Our Manager for detailed descriptions of these agreements.

The management fee expense for our manager amounted to $981,389 and $503,022 for the years ended December 31, 2021 and 2020, respectively. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management Fees” for more information regarding the management fees.

As of December 31, 2021 and 2020, our manager has funded $74,927 and $71,358, respectively, in related party advances to our company. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

Our manager owns certain intellectual property relating to the term “1847.” Pursuant to the management services agreement, our manager has granted us a non-exclusive, royalty free right to use the following intellectual property in connection with our business and operations or as may be required to comply with applicable law: (i) 1847 Holdings LLC; (ii) 1847 Partners LLC; (iii) www.1847holdings.com; and (iv) www.1847partners.com. We are permitted to sublicense the use of this intellectual property to any of our subsidiaries to use in connection with their business or as may be required by law. Our company and any businesses that we acquire must cease using the intellectual property described above entirely in their businesses and operations within 180 days of our termination of the management services agreement. The sublicense provisions of the management services agreement would require our company and its businesses to change their names to remove any reference to the term “1847” or any reference to the intellectual property licensed to them by our manager. This also would require us to create and market a new name and expend funds to protect that name.

On January 3, 2018, we issued a grid promissory note to our manager in the initial principal amount of $50,000. The note provided that we could request additional advances from our manager up to an aggregate additional amount of $150,000. On December 7, 2020, parties amended and restated the note for a new principal amount of $56,900 and maturity date of December 7, 2021. Interest on the note accrued on the unpaid portion of the principal amount and the outstanding portion of all advances at a fixed rate of 8% per annum. The note was unsecured and contained customary events of default. As of December 31, 2020, our manager had advanced $56,900 of the note and it had accrued interest of $25,159. On October 8, 2021, the grid note was repaid in full and terminated.

Transactions with Significant Shareholder

On September 1, 2020, Kyle’s entered into an industrial lease agreement with the Kyle’s Sellers, Stephen Mallatt, Jr. and Rita Mallatt, who are officers of Kyle’s and significant shareholders of our company. See Item 2 “Properties” for more information regarding this lease.

A portion of the purchase price for the acquisition of Kyle’s on September 30, 2020 was paid by the issuance of a vesting promissory note by 1847 Cabinet to the Kyle’s Sellers. Please see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for a description of this note.

Other Transactions

From time to time, we have received advances from Mr. Roberts to meet short-term working capital needs. As of December 31, 2021 and 2020, a total of $118,834 in advances are outstanding. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

Director Independence

Our board of directors has determined that Paul A. Froning is independent within the meaning of the rules of the Nasdaq Stock Market.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to us for professional services rendered for the fiscal years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Audit Fees	$152,000	$118,780
Audit-Related Fees	198,350	318,402
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$350,350	$437,182

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit service performed by Sadler, Gibb & Associates, LLC for our financial statements as of and for the year ended December 31, 2021.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(a) List of Documents Filed as a Part of This Report:

(1) Index to Financial Statements:

Report of Independent Registered Public Accounting Firm (PCAOB ID 3627)

Consolidated Balance Sheets as of December 31, 2021 and 2020

Consolidated Statements of Operations for the Years Ended December 31, 2021 and 2020

Consolidated Statement of Shareholders’ Deficit for the Years Ended December 31, 2021 and 2020

Consolidated Statements of Cash Flows for the Years Ended December 31, 2021 and 2020

Notes to Consolidated Financial Statements

(2) Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the financial statements or the notes thereto, or because it is not required.

(3) Index to Exhibits:

See exhibits listed under Part (b) below.

(b) Exhibits:

Exhibit No.	Description
3.1	Certificate of Formation of 1847 Holdings LLC (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed on February 7, 2014)
3.2	Second Amended and Restated Operating Agreement of 1847 Holdings LLC, dated January 19, 2018 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 22, 2018)
3.3	Amendment No. 1 to Second Amended and Restated Operating Agreement (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 11, 2021)
4.1*	Description of Securities of 1847 Holdings LLC
4.2	Amended and Restated Share Designation of Series A Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on April 1, 2021)
4.3	Amendment No. 1 to Amended and Restated Share Designation of Series A Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on October 5, 2021)
4.4	Share Designation of Series B Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 2, 2022)
4.5	Form of Common Share Purchase Warrant relating to 2020 private placement (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on October 7, 2020)
4.6	Form of Common Share Purchase Warrant relating to March 2021 private placement (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on April 1, 2021)
4.7	Form of Common Share Purchase Warrant relating to February 2022 private placement (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on March 2, 2022)
4.8	Warrant for Common Shares issued by 1847 Holdings LLC to Leonite Capital LLC on October 8, 2021 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on October 13, 2021)
4.9	Warrant for Common Shares issued by 1847 Holdings LLC to Leonite Capital LLC on October 8, 2021 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on October 13, 2021)
10.1	Form of Securities Purchase Agreement relating to February 2022 private placement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 2, 2022)
10.2	Management Services Agreement, dated April 15, 2013, between 1847 Holdings LLC and 1847 Partners LLC (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1/A filed on March 14, 2014)
10.3	Amendment No. 1 to Management Services Agreement, dated September 15, 2013, between 1847 Holdings LLC and 1847 Partners LLC (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 filed on February 7, 2014)
10.4	Management Services Agreement, dated May 28, 2020, between 1847 Asien Inc. and 1847 Partners LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed June 3, 2020)
10.5	Amended and Restated Management Services Agreement, dated October 8, 2021, between 1847 Cabinet Inc. and 1847 Partners LLC (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on October 13, 2021)
10.6	Management Services Agreement, dated March 30, 2021, by and between 1847 Wolo Inc. and 1847 Partners LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on April 5, 2021)
10.7	6% Amortizing Promissory Note issued by 1847 Asien Inc. to Joerg Christian Wilhelmsen and Susan Kay Wilhelmsen, as trustees of the Wilhelmsen Family Trust, U/D/T Dated May 1, 1992, on July 29, 2020 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed August 4, 2020)
10.8	Amendment No. 1 to Securities Purchase Agreement and 6% Amortizing Promissory Note, dated October 8, 2021, between 1847 Asien Inc. and Joerg Christian Wilhelmsen and Susan Kay Wilhelmsen, as Trustees of the Wilhelmsen Family Trust, U/D/T dated May 1, 1992 (incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K filed on October 13, 2021)
10.9	8% Vesting Promissory Note, dated September 30, 2020, issued by 1847 Cabinet Inc. to Stephen Mallatt, Jr. and Rita Mallatt (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on October 7, 2020)

10.10	Second Amended and Restated Secured Promissory Note issued by 1847 Holdings LLC to 1847 Cabinet Inc. on October 8, 2021 (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on October 13, 2021)
10.11	6% Subordinated Convertible Promissory Note issued by 1847 Cabinet Inc. to Steven J. Parkey on October 8, 2021 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on October 13, 2021)
10.12	6% Subordinated Convertible Promissory Note issued by 1847 Cabinet Inc. to Jose D. Garcia-Rendon on October 8, 2021 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on October 13, 2021)
10.13	Exchange Agreement, dated October 8, 2021, among 1847 Holdings LLC, Steven J. Parkey and Jose D. Garcia-Rendon (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on October 13, 2021)
10.14	Note Purchase Agreement, dated October 8, 2021, among 1847 Holdings LLC, 1847 Asien Inc., 1847 Wolo Inc., 1847 Cabinet Inc., Asien’s Appliance, Inc., Wolo Mfg. Corp., Wolo Industrial Horn & Signal, Inc., Kyle’s Custom Wood Shop, Inc., High Mountain Door & Trim Inc., Sierra Homes, LLC, SILAC Insurance Company and Leonite Capital, LLC (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed on October 13, 2021)
10.15	Secured Convertible Promissory Note issued by 1847 Holdings LLC to SILAC Insurance Company on October 8, 2021 (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed on October 13, 2021)
10.16	Secured Convertible Promissory Note issued by 1847 Holdings LLC to SILAC Insurance Company on October 8, 2021 (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K filed on October 13, 2021)
10.17	Secured Convertible Promissory Note issued by 1847 Holdings LLC to Leonite Capital LLC on October 8, 2021 (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed on October 13, 2021)
10.18	Guaranty Agreement, dated October 8, 2021, among 1847 Asien Inc., 1847 Wolo Inc., 1847 Cabinet Inc., Asien’s Appliance, Inc., Wolo Mfg. Corp., Wolo Industrial Horn & Signal, Inc., Kyle’s Custom Wood Shop, Inc., High Mountain Door & Trim Inc., Sierra Homes, LLC and Leonite Capital LLC (incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K filed on October 13, 2021)
10.19	Security Agreement, dated October 8, 2021, among 1847 Holdings LLC, 1847 Asien Inc., 1847 Wolo Inc., 1847 Cabinet Inc., Asien’s Appliance, Inc., Wolo Mfg. Corp., Wolo Industrial Horn & Signal, Inc., Kyle’s Custom Wood Shop, Inc., High Mountain Door & Trim Inc., Sierra Homes, LLC and Leonite Capital, LLC (incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K filed on October 13, 2021)
10.20	Intellectual Property Security Agreement, dated October 8, 2021, among Wolo Mfg. Corp., Wolo Industrial Horn & Signal, Inc. and Leonite Capital, LLC (incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K filed on October 13, 2021)
10.21	Residential Lease Agreement, dated August 5, 2020, between Redwood Gospel Missions and Asien’s Appliance, Inc. (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to Registration Statement on Form S-1/A field on January 31, 2021)
10.22	Industrial Lease, dated September 1, 2020, between Kyle’s Custom Wood Shop, Inc. and Stephen Mallatt, Jr. and Rita Mallatt (incorporated by reference to Exhibit 10.47 to the Annual Report on Form 10-K filed on April 15, 2021)
10.23	Standard Lease Agreement, dated June 9, 2021, between Emerald Town, LLC and Kyle’s Custom Wood Shop, Inc. (incorporated by reference to Exhibit 10.22 to Amendment No. 1 to Registration Statement on Form S-1/A field on January 31, 2021)

10.24	Lease, dated December 1, 2017, between Sage Partnership and High Mountain Door & Trim Inc. (incorporated by reference to Exhibit 10.23 to Amendment No. 1 to Registration Statement on Form S-1/A field on January 31, 2021)
10.25	Lease, dated October 29, 2021, between WL-MCK SRI Owner LLC and High Mountain Door & Trim Inc. (incorporated by reference to Exhibit 10.24 to Amendment No. 1 to Registration Statement on Form S-1/A field on January 31, 2021)
10.26	Lease, dated January 20, 2020, between Simon Levi Company, Ltd. and Sierra Homes, LLC (incorporated by reference to Exhibit 10.25 to Amendment No. 1 to Registration Statement on Form S-1/A field on January 31, 2021)
10.27	Lease, dated December 7, 2020, between SW Commerce Reno, LLC and Sierra Homes, LLC (incorporated by reference to Exhibit 10.26 to Amendment No. 1 to Registration Statement on Form S-1/A field on January 31, 2021)
10.28	Agreement of Lease, dated October 4, 1978, between PKI Reality LLC and Wolo Mfg. Corp., as amended (incorporated by reference to Exhibit 10.27 to Amendment No. 1 to Registration Statement on Form S-1/A field on January 31, 2021)
10.29†	Separation Agreement and Release, dated September 5, 2021, between Jay Amond and 1847 Holdings LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 10, 2021)
10.30†	Employment Offer Letter, dated September 7, 2021, between Vernice L. Howard and 1847 Holdings LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on September 10, 2021)
10.32†*	Letter Agreement Regarding the Assignment, Assumption and Amendment of Employment Agreement, dated March 23, 2022, among 1847 Holdings LLC, 1847 HQ Inc. and Vernice L. Howard
10.33†	Employment Offer Letter, dated January 10, 2022, between 1847 Holdings LLC and Eric VanDam (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 14, 2022)
10.34†*	Letter Agreement Regarding the Assignment, Assumption and Amendment of Employment Agreement, dated March 30, 2022, among 1847 Holdings LLC, 1847 HQ Inc. and Eric VanDam
14.1	Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K filed on April 15, 2015)
21.1	List of Subsidiaries of the registrant (incorporated by reference to Exhibit 21.1 to Amendment No. 1 to Registration Statement on Form S-1/A field on January 31, 2021)
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
†	Executive compensation plan or arrangement

ITEM 16. FORM 10-K SUMMARY.

None.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of 1847 Holdings LLC:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of 1847 Holdings LLC (“the Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Acquisitions – Refer to Note 10 to the Consolidated Financial Statements

Critical Audit Matter Description

During the year ended December 31, 2021, the Company completed two business acquisitions. On March 30, 2021, the Company acquired 100% of the outstanding capital stock of Wolo Mfg. Corp and Wolo Industrial Horn & Signal, Inc., for an aggregate purchase price of $8,344,056. On October 8, 2021, the Company acquired 100% of the outstanding capital stock of High Mountain Door & Trim, Inc. and Sierra Homes LLC, Inc. for an aggregate purchase price of $15,441,173. The Company accounted for these two acquisitions as business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed at fair value as of the transaction dates. The Company utilized a third-party valuation specialist to assist in determining the fair value of the consideration granted and identifiable intangible assets acquired in each acquisition. We identified the estimation of the fair value of the consideration transferred, assets acquired, and liabilities assumed in these acquisitions as a critical audit matter.

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

Going Concern

Critical Audit Matter Description

As described further in Note 2 to the consolidated financial statements, the Company has incurred losses since inception, has negative cash flows from operations, and has an accumulated deficit. Accordingly, the Company has determined that these factors raise substantial doubt about its ability to continue as a going concern. However, management believes, based on the Company’s operating plan, that current working capital and current and expected additional financing is sufficient to fund operations and satisfy the Company’s obligations as they come due for at least one year from the financial statement issuance date.

We determined the Company’s ability to continue as a going concern is a critical audit matter due to the estimation and uncertainty regarding the Company’s future cash flows, available capital and the risk of bias in management’s judgments and assumptions in their determination.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the following:

●	We performed testing procedures such as analytical procedures to identify conditions and events that indicate there could be substantial doubt about the entity's ability to continue as a going concern for a reasonable period of time.

●	We reviewed and evaluated management's plans for dealing with adverse effect of these conditions and events.

●	We inquired of Company management and reviewed company records to assess whether there are additional factors that contribute to the uncertainties disclosed.

●	We assessed whether the Company’s determination that there is substantial doubt about its ability to continue as a going concern, and that such doubt was alleviated by management’s plans, was adequately disclosed.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2017.

Draper, UT

March 31, 2022

1847 HOLDINGS LLC

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020
ASSETS
Current Assets
Cash	$1,383,533	$976,538
Restricted cash	-	403,811
Investments	276,429	-
Accounts receivable, net	3,378,996	525,625
Contract assets	88,466	70,230
Inventories, net	5,427,302	2,022,754
Prepaid expenses and other current assets	582,048	550,964
Discontinued operations – current assets	-	1,324,608
TOTAL CURRENT ASSETS	11,136,774	5,874,530
Property and equipment, net	1,695,311	398,503
Investments long-term	-	276,270
Operating lease right-of-use assets	3,192,604	357,208
Goodwill	19,452,270	5,989,817
Intangible assets, net	11,443,897	3,885,467
Other assets	85,691	375
Discontinued operations – long-term assets	-	2,457,770
TOTAL ASSETS	$47,006,547	$19,239,940

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,818,672	$2,558,559
Contract liabilities	2,547,903	77,403
Customer deposits	3,465,259	3,370,957
Current portion of operating lease liability	613,696	66,803
Advances, related party	193,762	190,192
Lines of credit	-	301,081
Due to seller	-	33,630
Note payable – related party	-	56,900
Current portion of notes payable	793,174	429,183
Discontinued operations – current liabilities	-	999,122
TOTAL CURRENT LIABILITIES	12,432,466	8,083,830
Operating lease liability – long term, net of current portion	2,607,862	291,183
Notes payable, net of current portion	707,306	1,138,331
Vesting note payable – related party	1,001,183	498,979
Convertible promissory notes, net of discount	26,630,655	-
Deferred tax liability	2,070,000	-
Discontinued operations – long-term liabilities	-	5,981,467
TOTAL LIABILITIES	$45,449,472	$15,993,790
SHAREHOLDERS’ EQUITY
Allocation shares, 1,000 shares issued and outstanding	1,000	1,000
Series A convertible preferred shares, 1,818,182 and 2,632,278 outstanding as of December 31, 2021 and 2020, respectively	1,655,404	2,971,427
Distribution receivable	(2,000,000)	(2,000,000)
Common Shares, 500,000,000 shares authorized, 4,842,851 and 4,444,013 shares issued and outstanding as of December 31, 2021 and 2020, respectively	4,843	4,444
Additional paid-in capital	21,719,410	17,005,491
Accumulated deficit	(19,914,957)	(13,856,973)
TOTAL 1847 HOLDINGS SHAREHOLDERS’ EQUITY	1,465,700	4,125,389
NON-CONTROLLING INTERESTS	91,375	(879,239)
TOTAL SHAREHOLDERS’ EQUITY	1,557,075	3,246,150
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$47,006,547	$19,239,940

The accompanying notes are an integral part of these consolidated financial statements

1847 HOLDINGS LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2021	2020
REVENUES
Furniture and appliances	$12,741,064	$7,625,222
Construction	12,203,890	1,120,224
Automotive supplies	5,716,030	-
TOTAL REVENUE	30,660,984	8,745,446
OPERATING EXPENSES
Cost of sales	20,311,724	6,531,435
Personnel	3,247,441	734,867
Depreciation and amortization	908,982	176,612
General and administrative	7,296,736	2,652,429
TOTAL OPERATING EXPENSES	31,764,883	10,095,343
NET LOSS FROM OPERATIONS	(1,103,899)	(1,349,897)
OTHER INCOME (EXPENSE)
Gain on forgiveness of debt	360,302	-
Loss on write-down of vesting note payable – related party	(602,204)	-
Loss on extinguishment of debt	(137,692)	(286,350)
Loss on redemption of preferred shares	(4,017,553)	-
Gain on disposition of subsidiary	3,282,804	-
Gain on sale of property and equipment	10,885	-
Other income and (expense)	876	(18,196)
Interest expense	(1,296,537)	(249,626)
TOTAL OTHER INCOME (EXPENSE)	(2,399,119)	(554,172)
NET LOSS BEFORE INCOME TAXES	(3,503,018)	(1,904,069)
INCOME TAX BENEFIT (EXPENSE)	(218,139)	83,931
NET LOSS AFTER TAXES	(3,721,157)	(1,820,138)
NET LOSS FROM CONTINUING OPERATIONS	$(3,721,157)	$(1,820,138)

NET LOSS FROM DISCONTINUED OPERATIONS
Income (loss) from discontinued operations before income taxes	240,405	(12,875,463)
Less provision for income taxes for discontinued operations	-	-
Net income (loss) from discontinued operations	240,405	(12,875,463)
Less net income (loss) from discontinued operations attributable to noncontrolling interests	108,182	(5,036,832)
Net income (loss) from discontinued operations attributable to 1847 Holdings common shareholders	132,223	(7,838,631)

NET LOSS	$(3,588,934)	$(9,658,769)
LESS NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	(284,372)	(50,120)
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(3,304,562)	$(9,608,649)
PREFERRED SHARE ACCRUED DIVIDEND	(984,176)	-
1847 GOEDEKER SPIN-OFF DIVIDEND	-	(283,257)
DISTRIBUTION – ALLOCATION SHARES	-	(5,985,000)
DEEMED DIVIDEND RELATED TO ISSUANCE OF PREFERRED SHARES	(1,527,086)	(3,051,478)
NET INCOME (LOSS) ATTRIBUTABLE TO 1847 HOLDINGS SHAREHOLDERS	$(5,815,824)	$(18,928,384)

Net loss per common share from continuing operations: basic	$(0.78)	$(0.49)
Net income (loss) per common share from discontinued operations: basic	$0.03	$(2.12)
Net loss per common share: basic	$(0.70)	$(2.60)
Net loss per common share from continuing operations: diluted	$(0.78)	$(0.49)
Net income (loss) per common share from discontinued operations: diluted	$0.01	$(2.12)
Net loss per common share: diluted	$(0.70)	$(2.60)
Weighted-average common shares outstanding: basic	4,749,971	3,692,429
Weighted-average common shares outstanding: diluted	11,175,892	3,692,429

The accompanying notes are an integral part of these consolidated financial statements

1847 HOLDINGS LLC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Allocation	Preferred Shares		Goedeker Subscription	Common Shares		Additional Paid-In	Accumulated	Non- Controlling	Shareholders’ Equity
	Shares	Shares	Amount	Receivable	Shares	Amount	Capital	Deficit	Interest	(Deficit)
BALANCE – January 1, 2020	$1,000	-	$-	$-	3,165,625	$3,165	$442,014	$(4,402,043)	$(42,930)	$(3,998,794)
Common shares issued in connection with acquisition	-	-	-	-	415,000	415	1,037,085	-	-	1,037,500
Common shares issued for service	-	-	-	-	100,000	100	244,900	-	-	245,000
Common shares issued upon partial conversion of convertible note payable	-	-	-	-	150,000	150	374,850	-	-	375,000
Warrants issued in connection with convertible note payable	-	-	-	-	-	-	448,211	-	118,500	566,711
Fair value of stock options	-	-	-	-	-	-	191,386	-	-	191,386
Common shares issued in connection with Kyle’s acquisition	-	-	-	-	700,000	700	3,674,300	-	-	3,675,000
Issuance of warrants for services	-	-	-	-	-	-	87,550	-	-	87,550
Common shares issued upon warrant exercise	-	-	-	-	230,000	230	62,270	-	-	62,500
Common shares issued upon option exercise	-	-	-	-	77,500	78	149,922	-	-	150,000
Purchase of common shares from seller shares, cancellation of common shares held in treasury and common share dividend to non-controlling interest	-	-	-	-	(394,112)	(394)	(693,314)	(57,442)	-	(751,150)
Issuance of preferred shares, net of fees	-	2,633,278	2,794,477	-	-	-	5,001,317	(2,874,478)	-	4,921,316
Dividend on disposition of Goedeker	-	-	-	(2,000,000)	-	-	5,985,000	3,262,592	(359,078)	6,888,514
Accrued dividends payable	-	-	176,950	-	-	-	-	(176,950)	-	-
Net loss	-	-	-	-	-	-	-	(9,608,652)	(595,731)	(10,204,383)
BALANCE – December 31, 2020	$1,000	2,633,278	$2,971,427	$(2,000,000)	4,444,013	$4,444	$17,005,491	$(13,856,973)	$(879,239)	$3,246,150
Issuance of Series A preferred shares, net of fees	-	1,818,182	1,527,086	-	-	-	3,000,000	(1,527,086)	-	3,000,000
Debt discount on $0.01 Warrant Feature	-	-	-	-	-	-	402,781	-	-	402,781
Debt discount on $2.50 Warrant Feature	-	-	-	-	-	-	553,745	-	-	553,745
Debt discounts on convertible promissory notes	-	-	-	-	-	-	-	-	1,146,804	1,146,804
Accrued preferred shares dividends payable	-	-	(48,630)	-	-	-	-	(984,176)	-	(1,032,806)
Accrued common share dividend	-	-	-	-	-	-	-	(242,160)	-	(242,160)
Issuance of common adjustment shares	-	-	-	-	398,838	399	757,393	-	-	757,792
Redemption of preferred shares	-	(2,633,278)	(2,794,479)	-	-	-	-	-	-	(2,794,479)
Net loss	-	-	-	-	-	-	-	(3,304,562)	(176,190)	(3,480,752)
BALANCE – December, 2021	$1,000	1,818,182	$1,655,404	$(2,000,000)	4,842,851	$4,843	$21,719,410	$(19,914,957)	$91,375	$1,557,075

The accompanying notes are an integral part of these consolidated financial statements

1847 HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2021	2020
OPERATING ACTIVITIES
Net income (loss)	$(3,588,934)	$(9,658,769)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net income (loss) from discontinued operations	(132,223)	7,838,631
Gain on disposition of subsidiary	(3,282,804)	-
Depreciation and amortization of intangibles	908,982	176,612
Stock compensation	-	523,936
Loss on extinguishment of debt	-	286,350
Amortization of right of use asset	181,032	15,931
Change in debt discounts	382,565	-
Loss on redemption of preferred shares	4,017,553	-
Gain on forgiveness of debt – PPP loan	(360,302)	-
Gain on sale of property and equipment	(10,885)	-
Loss on write-down of contingent notes payable	602,204	-
Changes in operating assets and liabilities:
Accounts receivable	48,930	95,216
Inventory	389,110	(565,264)
Prepaid expenses and other assets	182,366	(495,831)
Accounts payable and accrued expenses	719,890	962,464
Impact on lease liability	(177,282)	(15,931)
Change on contract liabilities	(950,640)	85,761
Deferred taxes	75,000	(84,000)
Customer deposits	94,302	965,254
Due to related parties	3,570	7,140
Net cash provided by (used in) operating activities from continuing operations	(897,566)	137,500
Net cash provided by (used in) operating activities from discontinued operations	(170,580)	3,788,983
Net cash provided by (used in) operating activities	(1,068,146)	3,926,483

INVESTING ACTIVITIES
Net cash acquired in (paid for) acquisitions	(15,857,295)	1,409,936
Proceeds from sale of property and equipment	25,000	-
Proceeds from disposition of subsidiary	325,000
Investments in certificates of deposit	-	(276,270)
Purchase of property and equipment	(177,475)	(72,794)
Net cash provided by (used in) investing activities from continuing operations	(15,684,770)	1,060,872
Net cash provided by investing activities from discontinued operations	644,303	72,001
Net cash provided by (used in) investing activities	(15,040,467)	1,132,873

FINANCING ACTIVITIES
Proceeds from convertible notes payable, net of fees and debt discounts	23,744,975	-
Proceeds of notes payables	3,550,000	21,968
Payment of vesting notes payable – related party	(100,000)	-
Proceeds from (repayment on) lines of credit	(301,081)	301,081
Repayment of grid note – related party	(56,900)	(62,500)
Payments to sellers	(977,686)	(4,356,162)
Payments on notes payable	(5,021,511)	(856,225)
Proceeds from issuance of preferred shares, net of costs	3,000,000	4,921,315
Proceeds from exercise of stock options and warrants	-	212,500
Redemption of preferred shares	(6,054,241)	-
Dividends paid on preferred shares	(1,032,806)	-
Financing fees	(165,230)	-
Net cash provided by financing activities from continuing operations	16,585,520	181,977
Net cash provided by (used in) financing activities from discontinued operations	(208,693)	4,449,634
Net cash provided by financing activities	16,376,827	4,631,611

NET CHANGE IN CASH AND RESTRICTED CASH – Continuing Operations	3,184	1,380,349
NET CHANGE IN CASH AND RESTRICTED CASH – Discontinued Operations	(265,030)	8,310,618
CASH AND RESTRICTED CASH AVAILABLE – Discontinued Operations	265,030	(8,310,618)
CASH AND RESTRICTED CASH – Continuing Operations
Beginning of year	1,380,349	-
End of year	$1,383,533	$1,380,349

The accompanying notes are an integral part of these consolidated financial statements

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

On September 23, 2021, 1847 Cabinet entered into a securities purchase agreement with High Mountain Door & Trim Inc., a Nevada corporation (“High Mountain”), and Sierra Homes, LLC d/b/a Innovative Cabinets & Design, a Nevada limited liability company (“Innovative Cabinets”), and Steven J. Parkey and Jose D. Garcia-Rendon (together, the “H&I Sellers”), pursuant to which 1847 Cabinet acquired all of the issued and outstanding capital stock or other equity securities of High Mountain and Innovative Cabinets on October 8, 2021 (see Note 10). As a result of this transaction, 1847 Cabinet owns 92.5% of High Mountain and Innovative Cabinets, with the remaining 7.5% held by a third-party.

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries, 1847 Asien, 1847 Cabinet, 1847 Wolo, Asien’s, Kyle’s, High Mountain, Innovative Cabinets, Wolo Mfg and Wolo H&S. All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared without audit in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and are presented in US dollars.

The results of Goedeker are included within discontinued operations for year ended December 31, 2020.

The results of 1847 Neese are included within discontinued operations for the years ended December 31, 2021 and 2020. The Company retrospectively updated the consolidated financial statements for the year ended December 31, 2020 to reflect this change.

Accounting Basis

The Company uses the accrual basis of accounting and GAAP. The Company has adopted a calendar year end.

Segment Reporting

The Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 280, Segment Reporting, requires that an enterprise report selected information about reportable segments in its financial reports issued to its stockholders. The Company has three reportable segments - the Retail and Appliances Segment, which is operated by Asien’s, the Construction Segment, which is operated by Kyle’s, High Mountain and Innovative Cabinets, and the Automotive Supplies Segment, which is operated by Wolo Mfg and Wolo H&S (together, “Wolo”).

The Retail and Appliances Segment is comprised of the business of Asien’s, which is based in Santa Rosa, CA, and provides a wide variety of appliance services including sales, delivery, installation, service and repair, extended warranties, and financing.

The Construction Segment is comprised of the businesses of Kyle’s, High Mountain and Innovative Cabinets. Kyle’s, which is based in Boise, Idaho, provides a wide variety of construction services including custom design and build of kitchen and bathroom cabinetry, delivery, installation, service and repair, extended warranties, and financing. High Mountain, which is based in Reno, Nevada, specializes in all aspects of finished carpentry products and services, including doors, door frames, base boards, crown molding, cabinetry, bathroom sinks and cabinets, bookcases, built-in closets, and fireplace mantles, among others, as well as window installation. Innovative Cabinets, also based in Reno, Nevada, specializes in custom cabinetry and countertops.

The Automotive Supplies Segment is comprised of the business of Wolo, which is based in Deer Park, NY, and designs and sells horn and safety products (electric, air, truck, marine, motorcycle and industrial equipment), and offers vehicle emergency and safety warning lights for cars, trucks, industrial equipment, and emergency vehicles.

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

DECEMBER 31, 2021 AND 2020

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

Reclassifications

Certain Statements of Operations reclassifications have been made in the presentation of the Company’s prior financial statements and accompanying notes to conform to the presentation for the year ended December 31, 2021. The Company reclassified certain operating expense accounts in the Consolidated Statement of Operations. The reclassification had no impact on financial position, net income, or shareholder’s equity.

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

Retail and Appliances Segment

The Company collects 100% of the payment for special-order models including tax and 50% of the payment for non-special orders from the customer at the time the order is placed. The Company does not incur incremental costs obtaining purchase orders from customers, however, if it did, because all contracts are less than a year in duration, any contract costs incurred would be expensed rather than capitalized.

Performance Obligations – The revenue that the Company recognizes arises from orders it receives from customers. The Company performance obligations under the customer orders correspond to each sale of merchandise that it makes to customers under the purchase orders; as a result, each purchase order generally contains only one performance obligation based on the merchandise sale to be completed. Control of the delivery transfers to customers when the customer can direct the use of, and obtain substantially all the benefits from, the Company’s products, which generally occurs when the customer assumes the risk of loss. The transfer of control generally occurs at the point of pickup, shipment, or installation. Once this occurs, the Company has satisfied its performance obligation and it recognizes revenue.

Transaction Price ‒ The Company agrees with customers on the selling price of each transaction. This transaction price is generally based on the agreed upon sales price. In the Company’s contracts with customers, it allocates the entire transaction price to the sales price, which is the basis for the determination of the relative standalone selling price allocated to each performance obligation. Any sales tax that the Company collects concurrently with revenue-producing activities are excluded from revenue.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Cost of revenue includes the cost of purchased merchandise plus freight and any applicable delivery charges from the vendor to the Company. Substantially all sales are to individual retail consumers (homeowners), builders and designers. The large majority of customers are homeowners and their contractors, with the homeowner being key in the final decisions. The Company has a diverse customer base with no one client accounting for more than 5% of total revenue.

Customer deposits ‒ The Company records customer deposits when payments are received in advance of the delivery of the merchandise. The Company expects that substantially all of the customer deposits will be recognized within six months as the performance obligations are satisfied.

Construction Segment

The Company’s construction segment revenues are derived primarily through contracts with customers whereby the Company specializes in all aspects of products and services relating to finished carpentry, custom cabinetry, and countertops. The Company recognizes revenue when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance, and collectability of consideration is probable.

A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Since most contracts are bundled to include both material and installation services, the Company combines these items into one performance obligation as the overall promise to transfer the individual goods or services is not separately identifiable from other promises in the contract and, therefore, is not distinct. The Company does offer assurance-type warranties on certain of its installed products and services that do not represent a separate performance obligation and, as such, do not impact the timing or extent of revenue recognition.

For any contracts that are not complete at the reporting date, the Company recognizes revenue over time, because of the continuous transfer of control to the customer as work is performed at the customer’s site and, therefore, the customer controls the asset as it is being installed. The Company utilizes the cost-to-cost measure of progress method as it believes this best depicts the transfer of control of assets to the customer, which occurs as costs are incurred. When this method is used, the Company estimates the costs to complete individual contracts and record as revenue that portion of the total contract price that is considered complete based on the relationship of costs incurred to date to total anticipated costs. Unforeseen events and circumstances can alter the estimate of the costs associated with a particular contract. Total estimated costs at completion can be impacted by changes in productivity, scheduling, cost of labor, and materials. Additionally, external factors such as weather, and customer delays may affect the progress of a project’s completion, and thus the timing and amount of revenue recognition, cash flow, and profitability from a particular contract may be adversely affected.

An insignificant portion of sales, primarily retail sales, is accounted for on a point-in-time basis when the sale occurs. Sales taxes, when incurred, are recorded as a liability and excluded from revenue on a net basis.

Contracts can be subject to modification to account for changes in contract specifications and requirements. The Company considers contract modifications to exist when the modification either creates new, or changes the existing, enforceable rights and obligations. Most contract modifications are for goods or services that are not distinct from the existing contract due to the significant integration service provided in the context of the contract and are accounted for as if they were part of that existing contract. The effect of a contract modification on the transaction price and the Company’s measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue on a cumulative catch-up basis.

All contracts are billed either contractually or as work is performed. Billing on long-term contracts occurs primarily on a monthly basis throughout the contract period whereby the Company submits progress invoices for customer payment based on actual or estimated costs incurred during the billing period. On some contracts, the customer may withhold payment on an invoice equal to a percentage of the invoice amount, which will be subsequently paid after satisfactory completion of each project. This amount is referred to as retainage and is common practice in the construction industry, as it allows for customers to ensure the quality of the service performed prior to full payment. The retention provisions are not considered a significant financing component.

Cost of revenues earned include all direct material and labor costs and those indirect costs related to contract performance. The cost of significant uninstalled materials, re-work, or scrap is generally excluded from the cost-to-cost measure of progress as it is not proportionate to the entity’s progress in satisfying the performance obligation.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Contract Assets and Contract Liabilities

The Company records a contract asset when it has satisfied its performance obligation prior to billing and a contract liability when a customer payment is received prior to the satisfaction of the Company’s performance obligation. The difference between the beginning and ending balances of contract assets and liabilities primarily results from the timing of the Company’s performance and the customer’s payment. At times, the Company has a right to payment from previous performance that is conditional on something other than passage of time, such as retainage, which is included in contract assets or contract liabilities, as determined on a contract-by-contract basis.

Automotive Supplies Segment

The Company’s automotive supplies segment designs and sells horn and safety products (electric, air, truck, marine, motorcycle and industrial equipment), and offers vehicle emergency and safety warning lights for cars, trucks, industrial equipment and emergency vehicles. Focused on the automotive and industrial after-market, the Company sells its products to big-box national retail chains, through specialty and industrial distributors, as well as online/mail order retailers and original equipment manufacturers.

The Company collects 100% of the payment for internet and phone orders, including tax, from the customer at the time the order is shipped. Customers placing orders with a purchase order through the EDI (Electronic Data Interface) are allowed to purchase on credit and make payment after receipt of product on the agreed upon terms.

Performance Obligations – The revenue that the Company recognizes arises from orders it receives from contracts with customers. The Company’s performance obligations under the customer orders correspond to each sale of merchandise that it makes to customers and each order generally contains only one performance obligation based on the merchandise sale to be completed. Control of the delivery transfers to customers when the customer can direct the use of, and obtain substantially all the benefits from, the Company’s products, which generally occurs when the customer assumes the risk of loss. The transfer of control generally occurs at the point of shipment of the order. Once this occurs, the Company has satisfied its performance obligation and it recognizes revenue.

Transaction Price ‒ The Company agrees with customers on the selling price of each transaction. This transaction price is generally based on the agreed upon sales price. In the Company’s contracts with customers, it allocates the entire transaction price to the sales price, which is the basis for the determination of the relative standalone selling price allocated to each performance obligation. Any sales tax that the Company collects concurrently with revenue-producing activities are excluded from revenue.

Cost of sales includes the cost of purchased merchandise plus freight, warehouse salaries, tariffs, and any applicable delivery charges from the vendor to the Company.

Warranties vary and are typically 90 days to consumers and manufacturing defect warranty to are available to resellers. At times, depending on the product, the Company can also offer a warranty up to 12 months.

Receivables

Receivables consist of trade accounts receivable from customer, credit card transactions in the process of settlement, and vendor rebates receivable. Vendor rebates receivable represent amounts due from manufactures from whom the Company purchases products. Rebates receivables are stated at the amount that management expects to collect from manufacturers, net of accounts payable amounts due the vendor. Rebates are calculated on product and model sales programs from specific vendors. The rebates are paid at intermittent periods either in cash or through issuance of vendor credit memos, which can be applied against vendor accounts payable. Based on the Company’s assessment of the credit history with its manufacturers, it has concluded that there should be no allowance for uncollectible accounts. The Company historically collects substantially all of its outstanding rebates receivable. Retainage receivables represent the amount retained by customers to ensure the quality of the installation and is received after satisfactory completion of each installation project. Management regularly reviews aging of retainage receivables and changes in payment trends and records an allowance when collection of amounts due are considered at risk. The allowance for doubtful accounts amounted to $359,000 and $0 for the years ended December 31, 2021 and 2020, respectively. Uncollectible balances are expensed in the periods they are determined to be uncollectible.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Inventory

For Asien’s, inventory mainly consists of appliances that are acquired for resale and is valued at the average cost determined on a specific item basis. Inventory also consists of parts that are used in service and repairs and may or may not be charged to the customer depending on warranty and contractual relationship. Kyle’s typically orders inventory on a job-by-job basis and those jobs are put into production within hours of being received. The inventory in production is accounted for in the contract assets and liabilities and follows the percentage completion methodology. Inventories consisting of materials and supplies are stated at lower of costs or market. High Mountain and Innovative Cabinets’ inventory mainly consists of doors, door frames, baseboards, crown molding, cabinetry, countertops, custom cabinets, closet shelving, and other related products. The Company values inventory at each balance sheet date to ensure that it is carried at the lower of cost or net realizable value with cost determined based on the average cost basis. Wolo’s inventory consists of finished goods acquired for resale and is valued at the weighted-average cost determined on a specific item basis. The Company periodically evaluates the value of items in inventory and provides write-downs to inventory based on its estimate of market conditions. The Company estimated an obsolescence allowance of $387,848 and $12,824 at December 31, 2021 and 2020, respectively.

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

DECEMBER 31, 2021 AND 2020

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. As the Company had a net loss for the year ended December 31, 2021, potentially dilutive securities were included in diluted loss per share under the treasury method: 5,200,460 for outstanding warrants, 2,257,404 for principal and accrued interest of series A convertible preferred shares, and 10,131,076 for the principal and accrued interest of convertible notes. As the Company had a net loss for the year ended December 31, 2020, the following 2,632,278 potentially dilutive securities were excluded from diluted loss per share: 2,632,278 for outstanding warrants.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Operating Leases

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

The Company has generated operating losses since its inception and has relied on cash on hand, sales of securities, external bank lines of credit, and issuance of third-party and related party debt to support cashflow from operations. For the year ended December 31, 2021, the Company incurred operating losses from continuing operations of $3,721,157 (before deducting losses attributable to non-controlling interests and excluding net income from discontinued operations), cash flows used in operations of $897,566 (excluding the cashflow from discontinued operations) and negative working capital of $1,295,692 (excluding the negative working capital from discontinued operations).

Management has prepared estimates of operations for fiscal year 2022 and believes that sufficient funds will be generated from operations to fund its operations and to service its debt obligations for one year from the date of the filing of the consolidated financial statements in the Company’s Annual Report on Form 10-K, which indicate improved operations and the Company’s ability to continue operations as a going concern.

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Management believes that based on relevant conditions and events that are known and reasonably knowable that its forecasts for one year from the date of the filing of the consolidated financial statements in the Company’s Annual Report on Form 10-K indicate improved operations and the Company’s ability to continue operations as a going concern. The Company has contingency plans to reduce or defer expenses and cash outlays should operations not improve in the look forward period.

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

NOTE 3 – BUSINESS SEGMENTS

Summarized financial information concerning the Company’s reportable segments for the years ended December 31, 2021 and 2020 is presented below.

	Year Ended December 31, 2021
	Retail & Appliances	Construction	Automotive Supplies	Corporate Services	Total
Revenue
Furniture and appliances	$12,741,064	$-	$-	$-	$12,741,064
Construction	-	12,203,890	-	-	12,203,890
Automotive supplies	-	-	5,716,030	-	5,716,030
Total Revenue	12,741,064	12,203,890	5,716,030	-	30,660,984

Cost of sales	9,773,371	6,966,064	3,572,289	-	20,311,724
Operating expenses	2,892,973	4,153,938	3,119,435	1,286,813	11,453,159
Income (loss) from operations	$74,720	$1,083,888	$(975,694)	$(1,286,813)	$(1,103,899)

	Year Ended December 31, 2020
	Retail & Appliances	Construction	Automotive Supplies	Corporate Services	Total
Revenue
Furniture and appliances	$7,625,222	$-	$-	$-	$7,625,222
Construction	-	1,120,224	-	-	1,120,224
Automotive supplies	-	-	-	-	-
Total Revenue	7,625,222	1,120,224	-	-	8,745,446

Cost of sales	5,866,413	665,022	-	-	6,531,435
Operating expenses	1,986,775	681,040	-	896,092	3,563,908
Loss from operations	$(227,967)	$(225,838)	$-	$(896,092)	$(1,349,897)

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 4—CASH EQUIVALENTS AND INVESTMENTS

	December 31, 2021	December 31, 2020
Cash and cash equivalents
Operating accounts	$1,383,533	$976,538
Restricted accounts	-	403,811
Subtotal	$1,383,533	$1,380,349

Held to Maturity Investments
Restricted accounts - certificates of deposit (4 – 24-month maturities, FDIC insured)	$276,429	$276,270
Subtotal	$276,429	$276,270

TOTAL	$1,659,962	$1,656,619

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

The discontinued operations as of December 31, 2021 and for the year ended December 31, 2021 are comprised entirely of the business of Neese. The discontinued operations as of December 31, 2020 and for the year ended December 31, 2020 are comprised of the businesses of Neese and Goedeker.

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

The following information presents the major classes of line item of assets and liabilities included as part of discontinued operations in the consolidated balance sheets as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Current Assets – discontinued operations:
Cash	$-	$416,831
Accounts receivable, net	-	334,095
Inventories, net	-	305,080
Prepaid expenses and other current assets	-	268,602
Total current assets – discontinued operations	-	1,324,608

Noncurrent Assets – discontinued operations:
Property and equipment, net	-	1,925,844
Operating lease right of use assets	-	501,827
Goodwill	-	22,166
Intangible assets, net	-	7,933
	-
Total noncurrent assets	$-	$2,457,770

Current liabilities – discontinued operations:
Accounts payable and accrued expenses	$-	$484,852
Current portion of operating lease liability	-	67,725
Notes payable – current portion	-	446,545
Total current liabilities – discontinued operations	-	999,122

Long term liabilities – discontinued operations:
Notes payable – long term, net of current portion	-	4,187,376
Accrued expenses – long term, related party	-	1,359,989
Financing lease liability, net of current portion	-	434,102
Total long term liabilities – discontinued operations	$-	$5,981,467

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

The following information presents the major classes of line items constituting the after-tax loss from discontinued operations in the consolidated statements of operations for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021	2020
REVENUES
Services	$612,862	$3,379,653
Sales of parts and equipment	324,189	3,322,945
Furniture and appliances	-	42,709,714
TOTAL REVENUE	937,051	49,412,312
OPERATING EXPENSES
Cost of sales	298,050	38,488,245
Personnel costs	485,774	6,534,408
Depreciation and amortization	360,746	1,547,378
Fuel	112,746	378,115
General and administrative	290,872	8,555,731
TOTAL OPERATING EXPENSES	1,548,188	55,503,877
LOSS FROM OPERATIONS	(611,137)	(6,091,564)
OTHER INCOME (EXPENSE)
Financing costs and loss on early extinguishment of debt	(320)	(792,721)
Gain on forgiveness of debt	380,247	-
Loss on extinguishment of debt	-	(1,852,426)
Gain on sale of assets	548,723	130,748
Loss on acquisition receivable	-	(809,000)
Change in warrant liability	-	(2,127,656)
Interest expense	(78,308)	(985,840)
Other income (expense)	1,200	3,599
TOTAL OTHER INCOME (EXPENSE)	851,542	(6,433,296)
NET LOSS BEFORE INCOME TAXES	240,405	(12,524,860)
INCOME TAX EXPENSE	-	350,603
NET INCOME (LOSS) BEFORE NON-CONTROLLING INTERESTS	240,405	(12,875,463)
LESS NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	108,182	(5,036,832)
NET INCOME (LOSS) ATTRIBUTABLE TO SHAREHOLDERS	$132,223	$(7,838,631)

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

The following information presents the major classes of line items constituting significant operating, investing and financing cash flow activities in the unaudited consolidated statements of cash flows relating to discontinued operations:

	Years Ended December 31,
	2021	2020
Cash flows from operating activities of discontinued operations:
Net Income (Loss)	$240,405	$(12,875,461)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities of discontinued operations:
Depreciation and amortization	360,746	1,547,378
Amortization of financing costs and warrant features	2,187	842,174
Stock compensation	-	281,194
Amortization of operating lease right-of-use assets	19,007	63,253
Gain on forgiveness of PPP loans	(380,247)	-
Loss on extinguishment of debt	-	2,052,118
Amortization of original interest discount	-	100,511
Gain on sale of equipment	(548,723)	(130,748)
Change in fair value of warrant liability	-	2,127,656
Write-off of acquisition receivable	-	809,000
Changes in operating assets and liabilities:
Accounts receivable	10,698	(3,327,816)
Inventory	(161,286)	(2,125,032)
Prepaid expenses and other assets	49,222	(1,144,323)
Accounts payable and accrued expenses	118,980	368,128
Operating lease liability	(19,007)	(63,253)
Vendor deposits	-	(252,688)
Deferred tax asset	-	635,503
Customer deposits	-	14,427,180
Accrued expense long-term	137,438	454,209
Net cash provided by (used in) operating activities from discontinued operations	$(170,580)	$3,788,983

Cash flows from investing activities in discontinued operations:
Proceeds from sale of equipment	$675,000	$209,500
Purchase of equipment	(30,697)	(137,499)
Net cash provided by investing activities in discontinued operations	$644,303	$72,001

Cash flows from financing activities in discontinued operations:
Proceeds from initial public offering	$-	$8,602,166
Proceeds from note payable	380,385	1,612,297
Repayments of notes payable	(589,078)	(3,474,557)
Repayment of floor plan	-	(10,581)
Net borrowings from lines of credit	-	(1,339,430)
Financing fees	-	(219,110)
Repayment of financing lease	-	(721,151)
Net cash provided by (used in) financing activities in discontinued operations	$(208,693)	$4,449,634

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

DECEMBER 31, 2021 AND 2020

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

On July 29, 2020, the Company paid $568,597 to repay this capital lease transaction with Utica in full.

NOTE 6—RECEIVABLES

At December 31, 2021 and 2020, receivables consisted of the following:

	December 31, 2021	December 31, 2020
Credit card payments in process of settlement	$116,187	$158,924
Retainage	803,989	-
Trade receivables from customers	2,691,702	366,701
Vendor rebates receivable	126,118	-
Total receivables	3,737,996	525,625
Allowance for doubtful accounts	(359,000)	-
Accounts receivable, net	$3,378,996	$525,625

NOTE 7—INVENTORIES

At December 31, 2021 and 2020, the inventory balances are composed of finished goods for sale, as well as materials, parts, and components used in construction.

	December 31, 2021	December 31, 2020
Construction	$1,543,980	$6,308
Appliances	2,206,336	2,029,270
Automotive	2,064,834	-
Subtotal	5,815,150	2,035,578
Allowance for inventory obsolescence	(387,848)	(12,824)
Inventories, net	$5,427,302	$2,022,754

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 8—PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2021 and 2020:

Classification	December 31, 2021	December 31, 2020
Buildings and leasehold improvements	$135,804	$42,601
Equipment and machinery	836,622	171,179
Office furniture and equipment	53,725	2,613
Transportation equipment	864,121	213,850
Total	1,890,272	430,243
Less: Accumulated depreciation	(194,961)	(31,740)
Property and equipment, net	$1,695,311	$398,503

Depreciation expense for the years ended December 31, 2021 and 2020 was $166,413 and $31,740, respectively.

NOTE 9—INTANGIBLE ASSETS

The following provides a breakdown of identifiable intangible assets as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Customer Relationships
Identifiable intangible assets	$5,791,000	$3,189,000
Accumulated amortization	(399,480)	(63,419)
Customer relationship identifiable intangible assets, net	5,391,520	3,125,581
Marketing Related
Identifiable intangible assets	5,917,000	841,000
Accumulated amortization	(418,404)	(81,114)
Marketing related identifiable intangible assets, net	5,498,596	759,886
Technology Related
Identifiable intangible assets	623,000	-
Accumulated amortization	(69,219)	-
Technology related identifiable intangible assets, net	553,781	-
Total Identifiable intangible assets, net	$11,443,897	$3,885,467

In connection with the acquisitions of Asien’s, Kyle’s, Wolo, and High Mountain and Innovative Cabinets, the Company identified intangible assets of $1,009,000, $3,021,000, $1,848,000, and $6,453,000 respectively, representing trade names, customer relationships, and technology. These assets are being amortized on a straight-line basis over their weighted-average estimated useful life of 8.2 years and amortization expense amounted to $742,571 and $144,533 for the years ended December 31, 2021 and 2020, respectively.

As of December 31, 2021, the estimated annual amortization expense for each of the next five fiscal years is as follows:

2022	$1,458,780
2023	1,458,780
2024	1,458,750
2025	1,325,745
2026	1,157,523
Thereafter	4,584,319
Total	$11,443,897

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

The fair value of the purchase consideration issued to the Asien’s Seller was allocated to the net tangible assets acquired. The Company accounted for the Asien’s Acquisition as the purchase of a business under GAAP under the acquisition method of accounting, and the assets and liabilities acquired were recorded as of the acquisition date, at their respective fair values and consolidated with those of the Company. The fair value of the net assets acquired was approximately $1,182,925. The excess of the aggregate fair value of the net tangible assets has been allocated to goodwill.

The table below shows analysis for the Asien’s Acquisition:

Purchase Consideration at fair value:
Common shares	$1,037,500
Notes payable	855,000
Cash paid to Seller (post-closing)	233,000
Amount of consideration	$2,125,500

Assets acquired and liabilities assumed at fair value
Cash	$1,501,285
Accounts receivable	235,746
Inventories	1,457,489
Other current assets	41,427
Property and equipment	157,052
Customer related intangibles	462,000
Marketing related intangibles	547,000
Accounts payable and accrued expenses	(280,752)
Customer deposits	(2,405,703)
Notes payable	(509,272)
Other liabilities	(23,347)
Net assets acquired	$1,182,925

Total net assets acquired	$1,182,925
Consideration paid	2,125,500
Goodwill	$942,575

The estimated useful life remaining on the property and equipment acquired is 5 to 13 years.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

The fair value of the purchase consideration issued to the Kyle’s Sellers was allocated to the net tangible assets acquired. The Company accounted for the Kyle’s Acquisition as the purchase of a business under GAAP under the acquisition method of accounting, and the assets and liabilities acquired were recorded as of the acquisition date, at their respective fair values and consolidated with those of the Company. The fair value of the net assets acquired was approximately $3,516,530. The excess of the aggregate fair value of the net tangible assets has been allocated to goodwill.

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

The aggregate purchase price was $8,344,056, consisting of (i) $6,550,000 in cash, (ii) a 6% secured promissory note in the aggregate principal amount of $850,000 and (iii) cash paid to seller, net of working capital adjustment, of $944,056.

The fair value of the purchase consideration issued to the Wolo Sellers was allocated to the net tangible assets acquired. The Company accounted for the Wolo Acquisition as the purchase of a business under GAAP under the acquisition method of accounting, and the assets and liabilities acquired were recorded as of the acquisition date, at their respective fair values and consolidated with those of the Company. The fair value of the net assets acquired was approximately $6,606,403. The excess of the aggregate fair value of the net tangible assets has been allocated to goodwill.

The table below shows an analysis for the Wolo Acquisition:

Purchase consideration at fair value:
Notes payable	$850,000
Cash	6,550,000
Net cash paid to Seller (post-closing)	944,056
Amount of consideration	$8,344,056

Assets acquired and liabilities assumed at fair value
Cash	$1,171,655
Accounts receivable	1,860,107
Inventory	1,944,929
Customer related intangibles	233,000
Marketing related intangibles	992,000
Technology related intangibles	623,000
Other current assets	218,154
Deferred tax liability	(325,000)
Accounts payable and accrued expenses	(111,442)
Net tangible assets acquired	$6,606,403

Total net assets acquired	$6,606,403
Consideration paid	8,344,056
Goodwill	$1,737,653

High Mountain and Innovative Cabinets

On September 23, 2021, 1847 Cabinet entered into a securities purchase agreement with High Mountain, Innovative Cabinets and the H&I Sellers, which was amended on October 6, 2021, pursuant to which 1847 Cabinet agreed to acquire all of the issued and outstanding capital stock or other equity securities of High Mountain and Innovative Cabinets. On October 8, 2021, closing of the acquisition was completed (the “H&I Acquisition”).

The purchase price was $15,441,173 (subject to adjustment), consisting of (i) $10,687,500 in cash (subject to adjustment) and (ii) the issuance by 1847 Cabinet of 6% subordinated convertible promissory notes in the amount of $4,753,673 consisting of an aggregate principal amount of $5,880,345, net of debt discount of $1,126,672.

The purchase price is subject to a post-closing working capital adjustment provision. Under this provision, the H&I Sellers delivered to 1847 Cabinet at the closing an unaudited balance sheet of High Mountain and Innovative Cabinets and a calculation of estimated net working capital of High Mountain and Innovative Cabinets as of that date. On or before the 75th day following the closing, 1847 Cabinet must deliver to the H&I Sellers an unaudited balance sheet of High Mountain and Innovative Cabinets and its calculation of the final net working capital of High Mountain and Innovative Cabinets as of the closing date. If such final net working capital exceeds the estimated net working capital, 1847 Cabinet must, within seven days, pay to the H&I Sellers an amount of cash that is equal to such excess. If the estimated net working capital exceeds the final net working capital, the H&I Sellers must, within seven days, pay to 1847 Cabinet an amount in cash equal to such excess. As of the date of this report, the post-closing working capital adjustment has not been completed notwithstanding the fact that the date of this report is past the 75th day following closing. The Company and 1847 Cabinet have agreed with the Sellers to finalize the post-working capital adjustment.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

The fair value of the purchase consideration issued to the H&I Sellers was allocated to the net tangible assets acquired. The Company accounted for the H&I Acquisition as the purchase of a business under GAAP under the acquisition method of accounting, and the assets and liabilities acquired were recorded as of the acquisition date, at their respective fair values and consolidated with those of the Company. The fair value of the net assets acquired was approximately $3,716,376. The excess of the aggregate fair value of the net tangible assets has been allocated to goodwill.

The Company is currently in the process of completing the preliminary purchase price allocation as an acquisition of certain assets. The final purchase price allocation for Wolo will be included in the Company’s financial statements in future periods.

The table below shows a preliminary analysis for the H&I Acquisition:

Purchase consideration at preliminary fair value:
Cash	$10,687,500
Notes payable, net of debt discount	4,753,673
Amount of consideration	$15,441,173

Assets acquired and liabilities assumed at preliminary fair value
Cash	$208,552
Accounts receivable	1,042,194
Inventory	1,848,729
Contract assets	367,177
Other current assets	80,771
Marketing intangible	1,610,000
Customer intangible	4,843,000
Property and equipment	610,882
Operating lease assets	831,951
Other assets	-
Accounts payable and accrued expenses	(1,207,424)
Contract liabilities	(3,770,081)
Deferred tax liabilities	(1,670,000)
Lease liabilities	(856,377)
Financing leases	(18,600)
Loans payable	(204,399)
Net tangible assets acquired	$3,716,375

Total net assets acquired	$3,716,375
Consideration paid	15,441,173
Preliminary goodwill	$11,724,798

The estimated useful life remaining on the property and equipment acquired is 3 to 7 years.

Proforma

The following unaudited proforma results of operations are presented for information purposes only. The unaudited proforma results of operations are not intended to present actual results that would have been attained had the Asien’s Acquisition, the Kyle’s Acquisition, the Wolo Acquisition and the H&I Acquisition been completed as of January 1, 2020, nor to project potential operating results as of any future date or for any future periods. The revenue and net loss before non-controlling interest of Asien’s from May 29, 2020 through December 31, 2020 included in the consolidated income statement amounted to approximately $7,625,222 and $431,641, respectively. The revenue and net loss before non-controlling interest of Kyle’s from October 1, 2020 through December 31, 2020 included in the consolidated statement of operations amounted to approximately $1,120,224 and $380,500, respectively. The revenue and net loss before non-controlling interest of Wolo from April 1, 2021 through December 31, 2021 included in the consolidated income statement amounted to approximately $5,716,030 and $1,970,239, respectively. The revenue and net loss before non-controlling interest of High Mountain and Innovative Cabinets from October 9, 2021 through December 31, 2021 included in the consolidated income statement amounted to approximately $10,249,281 and $81,773, respectively. The unaudited proforma results of operations also removes the effect of Goedeker and Neese as if they had been disposed of on January 1, 2020.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

	Years Ended December 31,
	2021	2020
Revenues, net	$51,589,004	$42,131,589
Net income (loss)	$(4,445,617)	$1,733,005
Basic earnings (loss) per share	$(0.94)	$0.36
Diluted earnings (loss) per share	$(0.94)	$0.36

Basic Number of Shares (*)	4,749,971	4,807,429
Diluted Number of Shares (*)	4,749,971	4,807,429

*	shares assuming as if issued as of January 1.

NOTE 11—NOTES PAYABLE

Summary of Notes Payable

	December 31, 2021	December 31, 2020
Line of Credit	$-	$301,081
8% Subordinated Amortizing Promissory Notes	-	101,980
6% Subordinated Amortizing Promissory Notes	581,963	975,985
PPP loans	-	357,500
4.5% Unsecured Promissory Notes	-	41,675
Loans on vehicles	396,351	90,374
Financing leases	522,166	-
Subtotal	1,500,480	1,868,595
Line of Credit	-	(301,081)
Current portion of notes payable	(793,174)	(429,183)
Long-term notes payable	$707,306	$1,138,331

Asien’s

Arvest Bank

On July 10, 2020, Asien’s entered into a promissory note and security agreement with Arvest Bank for a revolving loan for up to $400,000. The loan bore interest at 5.25% per annum, subject to change in accordance with the Variable Rate (as defined in the promissory note and security agreement), the calculation for which is the U.S. Prime Rate plus 2%. The remaining principal balance of the note at December 31, 2020 was $301,081 and it had accrued interest of $995. On October 8, 2021, the revolving loan was paid off and terminated for $301,240.

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

6% Amortizing Promissory Note

On July 29, 2020, 1847 Asien entered into a securities purchase agreement with the Asien’s Seller, pursuant to which the Asien’s Seller sold to 415,000 of the Company’s common shares to 1847 Asien a purchase price of $2.50 per share. As consideration, 1847 Asien issued to the Asien’s Seller a two-year 6% amortizing promissory note in the aggregate principal amount of $1,037,500. On October 8, 2021, 1847 Asien and the Asien’s Seller entered into amendment no. 1 to securities purchase agreement to amend certain terms of the securities purchase agreement and the 6% amortizing promissory note. Pursuant to the amendment, the repayment terms of the 6% amortizing promissory note were revised so that one-half (50%) of the outstanding principal amount ($518,750) and all accrued interest thereon shall be amortized on a two-year straight-line basis and payable quarterly in accordance with the amortization schedule set forth on Exhibit A to the amendment, except for the payments that were initially scheduled on January 1, 2022 and April 1, 2022, which were paid from the proceeds of the senior convertible promissory notes described below, and the second-half (50%) of the outstanding principal amount ($518,750) and all accrued, but unpaid interest thereon shall be paid on the second anniversary of the date of the 6% amortizing promissory note, along with any other unpaid principal or accrued interest thereon. The note is unsecured and contains customary events of default. The remaining principal balance of the note at December 31, 2021 is $583,961 and it has accrued interest of $21,758.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Inventory Financing Agreement

On September 25, 2020, Asien’s entered into an inventory financing agreement with Wells Fargo Commercial Distribution Finance, LLC (“Wells Fargo”), pursuant to which Wells Fargo may extend credit to Asien’s from time to time to enable it to purchase inventory from Wells Fargo-approved vendors. The term of the agreement is one year, and from year to year thereafter, unless sooner terminated by either party upon 30 days written notice to the other party. The inventory financing agreement contains customary representations, warranties, affirmative and negative covenants and events of default for a loan of this type. The agreement is secured by all assets of Asien’s and is guaranteed by 1847 Asien and the Company. As of December 31, 2021, Asien’s has not borrowed any funds under this agreement.

4.5% Unsecured Promissory Note

On October 30, 2017, Asien’s entered into a stock repurchase agreement with Paul A. Gwilliam and Terri L. Gwilliam, co-trustees of the Gwilliam Family Trust, pursuant to which Asien’s issued an unsecured promissory note in the aggregate principal amount of $540,000 for a term of 5 years. The note bore interest at the rate of the 4.25% per annum. The remaining principal balance of the note at December 31, 2020 was $41,675. The note and accrued interest were repaid in July 2021.

Loans on Vehicles

Asien’s has entered into seven retail installment sale contracts pursuant to which Asien’s agreed to finance its delivery trucks at rates ranging from 3.74% to 8.72% with an aggregate remaining principal amount of $146,043 as of December 31, 2021.

Kyle’s

Intercompany Secured Promissory Note

In connection with the acquisition of Kyle’s, the Company provided 1847 Cabinet with the funds necessary to pay the cash portion of the purchase price and cover acquisition expenses. In connection therewith, on September 30, 2020, 1847 Cabinet issued a secured promissory note to the Company in the principal amount of $4,525,000, which was amended and restated on December 11, 2020 and again on October 8, 2021 to increase the principal amount to $15,955,325. The note bears interest at the rate of 16% per annum. Interest on the note is cumulative and any unpaid accrued interest will compound on each anniversary date of the note. Interest is due and payable in arrears to the Company on December 1, March 1, June 1 and October 1, commencing on December 1, 2021. In the event payment of principal or interest due under the note is not made when due, giving effect to any grace period which may be applicable, or in the event of any other default (as defined in the note), the outstanding principal balance shall from the date of default immediately bear interest at the rate of 5% above the then applicable interest rate for so long as such default continues. The Company may demand payment in full of the note at any time, even if 1847 Cabinet has complied with all of the terms of the note, and the note shall be due in full, without demand, upon the third party sale of all or substantially all the assets and business of 1847 Cabinet or the third party sale or other disposition of any capital stock of 1847 Cabinet. 1847 Cabinet may prepay the note at any time without penalty. If and to the extent any amounts are owing under the secured convertible promissory notes described below due to a default thereunder, in addition to payment obligations due under the note, 1847 Cabinet is required to immediately make payments to the Company so that the Company may make payments in compliance with the terms of the secured convertible promissory notes. The note contains customary covenants and events of default for loans of this type. The note is guaranteed by Kyle’s, High Mountain and Sierra Homes and is secured by a security interest in all of the assets of 1847 Cabinet, Kyle’s, High Mountain and Sierra Homes; provided that the rights of the Company to receive payments under the note are subordinated to the rights of the purchasers under secured convertible promissory notes described below (Note 12). The remaining principal balance of the note at December 31, 2021 is $6,549,073 and it has accrued interest of $35,416.

Loans on Vehicles

Kyle’s has entered into two retail installment sale contracts pursuant to which it agreed to finance its delivery trucks at rates ranging from 5.90% to 6.54% with an aggregate remaining principal amount of $64,255 as of December 31, 2021.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Financing Leases

Kyle’s has entered into two financing lease agreements for expansion equipment. The equipment was installed in December 2021. These agreements have terms of six years beginning at the time of installation.

On May 6, 2021, Kyle’s entered in an equipment financing lease to purchase equipment for $276,896, maturing on December 1, 2027. The balance payable was $276,896 as of December 31, 2021.

On October 12, 2021, Kyle’s entered in an equipment financing lease to purchase equipment for $245,375, maturing on December 1, 2027. The balance payable was $245,375 as of December 31, 2021.

Following is a summary of payments due on financing leases for the succeeding five years:

Year Ending December 31,	Amount
2022	$99,075
2023	99,075
2024	99,075
2025	99,075
2026	99,075
Thereafter	99,075
Total payments	594,450
Less: amount representing interest	(72,178)
Present value of minimum lease payments	$522,272

As of December 31, 2021, the weighted-average remaining lease term for all finance leases is 6 years.

Wolo

6% Secured Promissory Note

A portion of the purchase price for the acquisition of Wolo on March 30, 2021 was paid by the issuance of a 6% secured promissory note in the principal amount of $850,000 by 1847 Wolo to the Wolo Sellers. Interest on the outstanding principal amount was payable quarterly at the rate of six percent (6%) per annum. On October 8, 2021, the promissory note was repaid in full.

Credit Agreement and Notes

On March 30, 2021, 1847 Wolo and Wolo entered into a credit agreement with Sterling National Bank for revolving loans in the principal amount of $1,000,000 and a term loan in the principal amount of $3,550,000. On October 8, 2021, the revolving loan and the term loan were repaid in full.

High Mountain/Innovative Cabinets

Loans on Vehicles/Equipment

High Mountain and Innovative Cabinets have entered into seventeen retail installment sale contracts pursuant to which they agreed to finance delivery trucks and equipment at rates ranging from 3.74% to 6.80% with an aggregate remaining principal amount of $186,054 as of December 31, 2021.

Financing Leases

On February 14, 2019, High Mountain entered in an equipment financing lease to purchase a lift truck for $24,337, maturing on January 19, 2024. The balance payable was $11,044 as of December 31, 2021.

On June 2, 2020, High Mountain entered in an equipment financing lease to purchase office printers for $9,240, maturing on May 2, 2024. The balance payable was $5,757 as of December 31, 2021.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Following is a summary of payments due on financing leases for the succeeding five years:

Year Ending December 31,	Amount
2022	$8,161
2023	8,161
2024	1,515
2025	-
2026	-
Thereafter	-
Total payments	17,837
Less: amount representing interest	(1,036)
Present value of minimum lease payments	$16,801

As of December 31, 2021, the weighted-average remaining lease term for all finance leases is 2.10 years.

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

Following is a summary of payments due on notes payable and financing leases for the succeeding five years:

Year Ending December 31,	Amount
2022	$820,400
2023	212,554
2024	179,868
2025	160,270
2026	118,647
Thereafter	206,701
Total payments	$1,698,440

NOTE 12—VESTING NOTE PAYABLE – RELATED PARTY

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

The vested principal of the note due at the maturity date shall be calculated each year based on the average annual consolidated EBITDA (as defined in the note) of 1847 Cabinet for each of the years ended December 31, 2020, 2021 and 2022. The EBITDA for each year shall be divided by $1.4 million multiplied by 100 to obtain the vested percentage. The vested principal for each year shall be equal to the vested percentage for that year multiplied by $350,000. To the extent that the vested percentage for the subject year is less than 80%, no portion of the note for that year shall vest. To the extent that the vested percentage for the subject year is equal to or greater than 120%, the vested principal shall be equal to $420,000 for that year and no more. For the year ended December 31, 2020, EBITDA of 1847 Cabinet was approximately $1,531,000, resulting in a vested amount of approximately $415,000. For the year ended December 31, 2021, EBITDA of 1847 Cabinet was approximately $427,504, resulting in an additional vested amount of approximately $602,204. As of December 31, 2021, the fair value of the outstanding balance expected to be paid on this note was $1,001,183.

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

NOTE 13—CONVERTIBLE PROMISSORY NOTES

Secured Convertible Promissory Notes

On October 8, 2021, the Company and each of its subsidiaries 1847 Asien, 1847 Wolo, 1847 Cabinet, Asien’s, Wolo Mfg, Wolo H&S, Kyle’s, High Mountain and Innovative Cabinets, entered into a note purchase agreement with two institutional investors, pursuant to which the Company issued to these purchasers secured convertible promissory notes in the aggregate principal amount of $24,860,000. The notes contain an aggregate original issue discount of $497,200. As a result, the total purchase price was $24,362,800. After payment of expenses of $617,825, the Company received net proceeds of $23,744,975, of which $10,687,500 was used to fund the cash portion of the purchase price for the acquisition of High Mountain and Innovative Cabinets. In addition, as consideration for the financing, the Company granted the financing agent 750,000 warrants with a fair value of $956,526 and 7.5% interest in High Mountain and Innovative Cabinets acquisition which had a fair value of $1,146,803. The agent fees were reflected as a discount against the convertible note payable with the warrants being included in additional paid in capital and the equity interest being including within noncontrolling interest on the consolidated balance sheet. The remaining principal balance of the notes at December 31, 2021 is $23,787,936, net of debt discounts of $3,072,064, and they have accrued interest of $467,689.

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

6% Subordinated Convertible Promissory Notes

A portion of the purchase price for the acquisition of High Mountain and Innovative Cabinets on October 8, 2021 was paid by the issuance of 6% subordinated convertible promissory notes in the aggregate principal amount of $5,880,345 by 1847 Cabinet to the H&I Sellers. The remaining principal balance of the notes at December 31, 2021 is $4,838,997, net of debt discount of $1,041,348, and they have accrued interest of $108,262.

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

At any time prior to October 8, 2022, the holders may, in their sole discretion, elect to convert up to twenty percent (20%) of the original principal amount of the notes and all accrued, but unpaid, interest into such number of shares of the common stock of 1847 Cabinet determined by dividing the amount to be converted by a conversion price determined by dividing (i) the fair market value of 1847 Cabinet (determined in accordance with the notes) by (ii) the number of shares of 1847 Cabinet outstanding on a fully diluted basis. In addition, on October 8, 2021, the Company entered into an exchange agreement with the H&I Sellers, pursuant to which the Company granted them the right to exchange all of the principal amount and accrued but unpaid interest under the notes or any portion thereof for a number of common shares of the Company to be determined by dividing the amount to be converted by an exchange price equal to the higher of (i) the 30-day volume weighted average price for the Company’s common shares on the primary national securities exchange or over-the-counter market on which such common shares are traded over the thirty (30) trading days immediately prior to the applicable exchange date or (ii) $2.50 (subject to equitable adjustments for stock splits, stock combinations, recapitalizations and similar transactions).

The notes contain customary events of default, including in the event of a default under the secured convertible promissory notes described above. The rights of the holders to receive payments under the notes are subordinated to the rights of the purchasers under secured convertible promissory notes described above.

Leonite Capital Note

On April 5, 2019, the Company, Holdco and Goedeker (collectively, “1847”) entered into a securities purchase agreement with Leonite Capital LLC (“Leonite”), pursuant to which 1847 issued to Leonite a secured convertible promissory note in the aggregate principal amount of $714,286 due April 5, 2020. As additional consideration for the purchase of the note, (i) the Company issued to Leonite 50,000 common shares, (ii) the Company issued to Leonite a five-year warrant to purchase 200,000 common shares at an exercise price of $1.25 per share (subject to adjustment), which may be exercised on a cashless basis, and (iii) Holdco issued to Leonite shares of common stock equal to a 7.5% non-dilutable interest in Holdco.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

NOTE 14—OPERATING LEASES

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

On June 9, 2021, Kyle’s entered into an additional industrial lease agreement with a third party. The lease commenced on January 1, 2022 and is for a term of 62 months, with an option for a renewal term of five years, and provides for a base rent of $3,336 for months 3-4 (with no payments for the first two months), with gradual increases to $7,508 for final year. In addition, Kyle’s is responsible for its proportionate share of all taxes, insurance and certain operating costs during the lease term. The lease agreement contains customary events of default, representations, warranties and covenants. The lease increased the operating lease right to use asset and corresponding operating lease liability by $361,158.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Supplemental balance sheet information related to these leases is as follows:

December 31, 2021
Operating lease right-of-use lease asset	$735,074
Accumulated amortization	(85,777)
Net balance	$649,297

Lease liability, current portion	113,105
Lease liability, long term	539,234
Total operating lease liabilities	$652,339

Weighted Average Remaining Lease Term - operating leases	54 months

Weighted Average Discount Rate - operating leases	5.5%

Future minimum lease payments under these operating lease as of December 31, 2021 were as follows:

2022	$146,559
2023	169,839
2024	174,043
2025	146,885
2026	90,099
Thereafter	15,017
Total lease payments	742,442
Less imputed interest	(90,103)
Maturities of lease liabilities	$652,339

High Mountain

On December 1, 2017, High Mountain entered into a lease agreement with a third party. The lease commenced on January 1, 2018 and was for a period of 48 months, expiring on December 31, 2021. High Mountain is continuing to pay on a month-to-month basis until the new facility described below is ready. The base rent is $12,767 per month. In addition, High Mountain is responsible for its proportionate share of all taxes, insurance and certain operating costs. The lease agreement contains customary events of default, representations, warranties and covenants.

On October 29, 2021, High Mountain entered into a new lease agreement with a third party. The term of the lease will commence upon the completion of work, which is expected in March or April 2022, and is for a period of 61 months. The base rent is $29,400 for months 2-13 (with no payments for the first month), with gradual increases to $34,394 for months 50-61. In addition, High Mountain is responsible for its proportionate share of all taxes, insurance and certain operating costs during the lease term. The lease agreement contains customary events of default, representations, warranties and covenants.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Supplemental balance sheet information related to these leases is as follows:

December 31, 2021
Operating lease right-of-use lease asset	$2,055,995
Accumulated amortization	(337,812)
Net balance	$1,718,183

Lease liability, current portion	258,843
Lease liability, long term	1,459,339
Total operating lease liabilities	$1,718,182

Weighted Average Remaining Lease Term - operating leases	61 Months

Weighted Average Discount Rate - operating leases	4.0%

Future minimum lease payments under these operating lease as of December 31, 2021 were as follows:

2022	$294,000
2023	364,560
2024	379,142
2025	394,308
2026	410,082
Thereafter	68,788
Total lease payments	1,910,880
Less imputed interest	(192,697)
Maturities of lease liabilities	$1,718,183

Innovative Cabinets

On January 20, 2020, Innovative Cabinets entered into a lease agreement with the third party. The term of the lease commenced on April 1, 2020 and is for a period of 36 months. The base rent is $2,936 for the first year, with gradual increases to $3,140 for the final year. In addition, Innovative Cabinets is responsible for its proportionate share of all taxes, insurance and certain operating costs during the lease term. The lease agreement contains customary events of default, representations, warranties and covenants.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

On December 7, 2020, Innovative Cabinets entered into a lease agreement with the third party. The term of the lease commenced on January 1, 2021 and is for a period of 61 months. The base rent is $15,600 for 2021, with gradual increases to $18,085 for 2026. In addition, Innovative Cabinets is responsible for its proportionate share of all taxes, insurance and certain operating costs during the lease term. The lease agreement contains customary events of default, representations, warranties and covenants.

Supplemental balance sheet information related to these leases is as follows:

December 31, 2021
Operating lease right-of-use lease asset	$1,232,993
Accumulated amortization	(454,609)
Net balance	$778,384

Lease liability, current portion	218,873
Lease liability, long term	584,833
Total operating lease liabilities	$803,706

Weighted Average Remaining Lease Term - operating leases	42 Months

Weighted Average Discount Rate - operating leases	4.02%

Future minimum lease payments under these operating lease as of December 31, 2021 were as follows:

2022	$230,191
2023	208,020
2024	204,558
2025	210,695
2026	18,085
Total lease payments	871,549
Less imputed interest	(67,843)
Maturities of lease liabilities	$803,706

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Wolo

On October 4, 1978, Wolo Mfg entered into a lease agreement with PKL Realty LLC (formerly P.K.L. Realty Corp). This lease agreement has been amended numerous times. Pursuant to the latest amendment entered into in July 2020, the lease expires on July 31, 2022 and provides for rent of $6,897 from August 8, 2021 to July 31, 2022. The lease agreement contains customary events of default representations, warranties and covenants.

Supplemental balance sheet information related to this lease is as follows:

December 31, 2021
Operating lease right-of-use lease asset	$153,663
Accumulated amortization	(106,924)
Net balance	$46,739

Lease liability, current portion	47,328
Lease liability, long term	-
Total operating lease liabilities	$47,328

Weighted Average Remaining Lease Term - operating leases	7 months

Weighted Average Discount Rate - operating leases	6.0%

Future minimum lease payments under this operating lease as of December 31, 2021 were as follows:

2022	$48,279
Total lease payments	48,279
Less imputed interest	(951)
Maturities of lease liabilities	$47,328

Asien’s

Asien’s has an office and showroom space that has been leased on a month-by-month basis for $11,665 per month.

Supplemental cash flows information related to leases was as follows:

	December 31, 2021	December 31, 2020
Cash paid for amounts included in the measurement of lease liability:
Operating cash flows from operating lease	$985,122	$21,000

Right-of-use asset obtained in exchange for lease obligation:
Operating lease	$3,040,854	$373,916

NOTE 15—RELATED PARTIES

Management Services Agreement

On April 15, 2013, the Company and 1847 Partners LLC (the “Manager”) entered into a management services agreement, pursuant to which the Company is required to pay the Manager a quarterly management fee equal to 0.5% of its adjusted net assets for services performed (the “Parent Management Fee”). The amount of the Parent Management Fee with respect to any fiscal quarter is (i) reduced by the aggregate amount of any management fees received by the Manager under any offsetting management services agreements with respect to such fiscal quarter, (ii) reduced (or increased) by the amount of any over-paid (or under-paid) Parent Management Fees received by (or owed to) the Manager as of the end of such fiscal quarter, and (iii) increased by the amount of any outstanding accrued and unpaid Parent Management Fees. The Company expensed $0 in Parent Management Fees for the years December 31, 2021 and 2020.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Offsetting Management Services Agreements

1847 Neese entered into an offsetting management services agreement with the Manager on March 3, 2017, which is included in discontinued operations, Goedeker entered into an offsetting management services agreement with the Manager on April 5, 2019, which is included in discontinued operations, 1847 Asien entered into an offsetting management services agreement with the Manager on May 28, 2020, 1847 Cabinet entered into an offsetting management services agreement with the Manager on August 21, 2020, which was amended and restated on October 8, 2021, and 1847 Wolo entered into an offsetting management services agreement with the Manager on March 30, 2021. Pursuant to the offsetting management services agreements, 1847 Neese appointed the Manager to provide certain services to it for a quarterly management fee equal to $62,500, Goedeker appointed the Manager to provide certain services to it for a quarterly management fee equal to $62,500, 1847 Asien appointed the Manager to provide certain services to it for a quarterly management fee equal to the greater of $75,000 or 2% of adjusted net assets (as defined in the management services agreement), 1847 Cabinet appointed the Manager to provide certain services to it for a quarterly management fee equal to the greater of $75,000 or 2% of adjusted net assets (as defined in the management services agreement), which was increased to $125,000 or 2% of adjusted net assets on October 8, 2021, and 1847 Wolo appointed the Manager to provide certain services to it for a quarterly management fee equal to the greater of $75,000 or 2% of adjusted net assets (as defined in the management services agreement); provided, however, in each case that (i) pro rated payments shall be made in the first quarter and the last quarter of the term, (ii) if the aggregate amount of management fees paid or to be paid by such subsidiaries, together with all other management fees paid or to be paid by all other subsidiaries of the Company to the Manager, in each case, with respect to any fiscal year exceeds, or is expected to exceed, 9.5% of the Company’s gross income with respect to such fiscal year, then the management fee to be paid by such subsidiaries for any remaining fiscal quarters in such fiscal year shall be reduced, on a pro rata basis determined by reference to the management fees to be paid to the Manager by all of the subsidiaries of the Company, until the aggregate amount of the management fee paid or to be paid by such subsidiaries, together with all other management fees paid or to be paid by all other subsidiaries of the Company to the Manager, in each case, with respect to such fiscal year, does not exceed 9.5% of the Company’s gross income with respect to such fiscal year, and (iii) if the aggregate amount the management fee paid or to be paid by such subsidiaries, together with all other management fees paid or to be paid by all other subsidiaries of the Company to the Manager, in each case, with respect to any fiscal quarter exceeds, or is expected to exceed, the Parent Management Fee with respect to such fiscal quarter, then the management fee to be paid by such subsidiaries for such fiscal quarter shall be reduced, on a pro rata basis, until the aggregate amount of the management fee paid or to be paid such subsidiaries, together with all other management fees paid or to be paid by all other subsidiaries of the Company to the Manager, in each case, with respect to such fiscal quarter, does not exceed the Parent Management Fee calculated and payable with respect to such fiscal quarter.

Each of these subsidiaries shall also reimburse the Manager for all of their costs and expenses which are specifically approved by their board of directors, including all out-of-pocket costs and expenses, which are actually incurred by the Manager or its affiliates on behalf of these subsidiaries in connection with performing services under the offsetting management services agreements.

1847 Asien expensed management fees of $300,000 for the year ended December 31, 2021 and $178,022 for the period from May 29, 2020 to December 31, 2020.

1847 Cabinet expensed management fees of $345,556 for the year ended December 31, 2021 and $75,000 for the period from October 1, 2020 to December 31, 2020.

1847 Wolo expensed management fees of $235,833 for the year ended December 31, 2021. In conjunction with acquisition of Wolo, our manager also received a fee of $110,000.

On a consolidated basis, the Company expensed total management fees of $981,389 and $253,022 for the years ended December 31, 2021 and 2020, respectively.

Advances

From time to time, the Company has received advances from its chief executive officer to meet short-term working capital needs. As of December 31, 2021 and 2020, a total of $118,834 in advances from related parties are outstanding. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

As of December 31, 2021 and 2020, the Manager has funded the Company $74,927 and $71,358 in related party advances, respectively. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

Grid Promissory Note

On January 3, 2018, the Company issued a grid promissory note to the Manager in the initial principal amount of $50,000. The note provided that the Company could request additional advances from the Manager up to an aggregate additional amount of $150,000. On December 7, 2020, parties amended and restated the note for a new principal amount of $56,900 and maturity date of December 7, 2021. Interest on the note accrued on the unpaid portion of the principal amount and the outstanding portion of all advances at a fixed rate of 8% per annum. As of December 31, 2020, the Manager had advanced $56,900 of the note and the Company had accrued interest of $25,159. On October 8, 2021, the loan was repaid in full and the grid note was terminated.

Building Lease

On September 1, 2020, Kyle’s entered into an industrial lease agreement with the Kyle’s Sellers, who are officers of Kyle’s and principal shareholders of the Company. See Note 13 for details regarding this lease.

NOTE 16—SHAREHOLDERS’ EQUITY (DEFICIT)

Allocation Shares

As of December 31, 2021 and 2020, the Company had authorized and outstanding 1,000 allocation shares. These allocation shares do not entitle the holder thereof to vote on any matter relating to the Company other than in connection with amendments to the Company’s operating agreement and in connection with certain other corporate transactions as specified in the operating agreement.

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

DECEMBER 31, 2021 AND 2020

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

In the year ended December 31, 2021, the Company accrued dividends attributable to the series A senior convertible preferred shares in the amount of $128,319 and paid $1,032,806 including prior year accrued dividends of $176,949.

On October 12, 2021, the Company redeemed 2,632,278 series A senior convertible preferred shares for a total redemption price, including dividends through such date, of $6,395,645. As a result, there are 1,818,182 series A senior convertible preferred shares outstanding as of December 31, 2021.

Common Shares

The Company is authorized to issue 500,000,000 common shares as of December 31, 2021 and 2020. As of December 31, 2021 and 2020, the Company had 4,842,851 and 4,444,013 common shares issued and outstanding, respectively. The common shares entitle the holder thereof to one vote per share on all matters coming before the shareholders of the Company for a vote.

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

Warrants

	Number of Common Share Warrants	Weighted average exercise price	Weighted average life (years)	Intrinsic value of Warrants
Outstanding, January 1, 2021	2,632,278	$2.50	2.76	$-
Granted	2,568,182	2.26	3.58	-
Exercised	-	-	-	-
Canceled	-	-	-	-
Outstanding, December 31, 2021	5,200,460	$2.38	2.36	$512,500
Exercisable, December 31, 2021	5,200,460	$2.38	2.36	$512,500

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

Options

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term in Years
Outstanding at January 1, 2020	-	$-	-
Granted	90,000	2.50	5.0
Exercised	77,500	2.50	-
Forfeited	-	-	-
Cancelled	(12,500)	2.50	-
Expired	-	-	-
Outstanding at December 31, 2020	-	$-	-
Exercisable at December 31, 2020	-	$-	-

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

NOTE 17—COMMITMENTS AND CONTINGENCIES

Future Financing Leases

Kyle’s has entered into three financing lease agreements for expansion equipment. The equipment has been installed and expected to be in service in the second quarter of 2022. These agreements have terms of six years beginning at the time of installation and no payment have been made on the lease agreement as of December 31, 2021 and the expected future minimum lease payments under the leases are $630,816.

Office Lease

An office space has been leased on a month-by-month basis.

NOTE 18—INCOME TAXES

As of December 31, 2021 and 2020, the Company had net operating loss carry forwards of approximately $438,209 and $347,000, respectively, that may be available to reduce future years’ taxable income in varying amounts through 2041.

The provision for Federal income tax consists of the following:

The cumulative tax effect at the expected rate of (3.4)% and (4.8)% of significant items comprising the Company’s net deferred tax amount is as follows:

The components for the provision of income taxes include:

	December 31, 2021	December 31, 2020
Current Federal and State	$143,000	$-
Deferred Federal and State	75,300	83,900
Total (benefit) provision for income taxes	$218,300	$(83,900)

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

A reconciliation of the statutory US Federal income tax rate to the Company’s effective income tax rate is as follows:

	December 31, 2021	December 31, 2020
Federal tax	21.0%	21.0%
State tax	1.7%	4.1%
Discontinued operations	0.0%	(5.4)%
Permanent items	(5.0)%	(1.6)%
Measurement Period Adjustment	(16.9)%	0.0%
Valuation Allowance	2.3%	(22.6)%
Other	(6.5)%	(0.3)%
Effective income tax rate	(3.4)%	(4.8)%

Deferred income taxes reflect the net tax effect of temporary differences between amounts recorded for financial reporting purposes and amounts used for tax purposes. The Company has a net cumulative current deferred tax asset of $242,000 and a net cumulative long-term deferred tax liability of ($2,312,000). The major components of deferred tax assets and liabilities are as follows:

	December 31, 2021	December 31, 2020
Deferred tax assets
Inventory obsolescence	$107,000	$4,000
Sales return reserve	-	48,000
Business interest limitation	481,000	20,000
Lease liability	712,000	95,000
Other	135,000	55,000
Loss carryforward	153,000	94,000
Valuation Allowance	-	(132,000)
Total deferred tax assets	$1,588,000	$184,000

Deferred tax liabilities
Fixed assets	$(230,000)	$(89,000)
Right of Use Assets	(706,000)	(95,000)
Intangibles	(2,722,000)	-
Total deferred tax liabilities	$(3,658,000)	$(184,000)

Total net deferred income tax assets (liabilities)	$(2,070,000)	$-

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. At December 31, 2011 and 2020, the Company does not believe that a liability for uncertain tax provisions exists, and therefore, accrued interest and penalties were $0 and $0, respectively. The tax years ended December 31, 2016 through December 31, 2021 are considered to be open under statute and therefore may be subject to examination by the Internal Revenue Service and various state jurisdictions.

The Company is a partnership for federal income taxes; however, its subsidiaries are C corporations. The Company will file consolidated returns whenever possible. Following is a summary of prepaid and deferred tax assets and liabilities for December 31, 2021 and 2020.

	As of December 31,
	2021	2020
Prepaid income taxes (accrued tax liability)	$(175,000)	$21,000
Deferred tax asset (liability)	$(2,070,000)	$-

	Years Ended December 31,
	2021	2020
Income tax (benefit)/expense	$218,000	$(84,000)

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 19—SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the years ended December 31, 2021 and 2020 were as follows:

	Years Ended December 31,
	2021		2020
Interest paid	$176,204		$415,451
Income tax paid	$50,000		$-
Business combinations:
Net assets in acquisition of H&I	$3,716,375		$-
Wolo business combination	$6,606,403		$-
Kyle’s business combination	$-		$3,516,530
Asien’s business combination	$-		$1,182,925

Financing:
Due to seller (net cash paid to seller after closing)	$977,685		$4,622,792
Notes payable sellers	$6,730,345		$-
Line of credit, net of debt discount	$-		$568,597
Finance purchases of property and equipment	$688,978	$
Convertible Promissory Note	$-		$1,353,979
Common Shares	$-		$1,115
Accrued common share dividends	$242,160		$-
Deemed Dividend related to issuance of preferred shares	$1,527,086		$3,051,478
1847 Goedeker Spin-Off Dividend	$-		$283,257
Distribution – Allocation shares	$-		$5,985,500
Additional Paid in Capital – common shares and warrants issued	$757,792		$4,711,385

Operating lease, ROU assets and liabilities	$2,184,477		$373,916

NOTE 20—SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2021 to the date these financial statements were issued, and has determined that, except as set forth below, it does not have any material subsequent events to disclose in these financial statements.

Unit Offering

On February 24, 2022, the Company entered into securities purchase agreements with several accredited investors, pursuant to which the Company sold an aggregate of 320,333 units, at a price of $3.00 per unit, to such investors for aggregate gross proceeds of $961,000. On March 24, 2022, the Company entered into securities purchase agreements with additional accredited investors, pursuant to which the Company sold an additional 106,666 units to such investors for aggregate gross proceeds of $320,000. Each unit consists of (i) one series B senior convertible preferred share and (ii) a three-year warrant to purchase one common share at an exercise price of $3.00, subject to adjustments.

Pursuant to the securities purchase agreements, the Company is required file a registration statement with the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended, covering the resale of all shares issuable upon conversion of the series B senior convertible preferred shares and exercise of the warrants with thirty (30) days after the closing and use its commercially reasonable efforts to have the registration statement declared effective by the SEC as soon as practicable, but in no event later than (i) ninety (90) days after the closing in the event that the SEC does not review the registration statement, or (ii) one hundred fifty (150) days after the closing in the event that the SEC reviews the registration statement (but in any event, no later than two (2) business days from the SEC indicating that it has no further comments on the registration statement).

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

In addition to registration rights described above, the securities purchase agreements provide several other covenants in favor of the investors, including information rights for significant shareholders, most favored nations provisions, and other covenants customary for similar transactions. The securities purchase agreements also contain customary representations, warranties closing conditions and indemnities.

Series B Senior Convertible Preferred Shares

The terms of the series B senior convertible preferred shares are governed by a share designation, dated February 17, 2022 (the “Share Designation”). Pursuant to the Share Designation, the Company designated 583,334 of its preferred shares as series B senior convertible preferred shares. Following is a summary of the material terms of the series B senior convertible preferred shares:

●	Dividend Rights. Holders of series B senior convertible preferred shares are entitled to dividends at a rate per annum of 14.0% of the stated value ($3.00 per share, subject to adjustment). Dividends shall accrue from day to day, whether or not declared, and shall be cumulative. Dividends shall be payable quarterly in arrears on each dividend payment date in cash or common shares at the Company’s discretion. Dividends payable in common shares shall be calculated based on a price equal to eighty percent (80%) of the VWAP for the common shares the Company’s principal trading market during the five (5) trading days immediately prior to the applicable dividend payment date; provided, however, that if the common shares are not registered, and rulemaking regarding the Rule 144 holding period referred to below is effective on the payment date, the dividends payable in common shares shall be calculated based upon the fixed price of $2.70; provided further, that the Company may only elect to pay dividends in common shares based upon such fixed price if the VWAP for the five (5) trading days immediately prior to the applicable dividend payment date is $2.70 or higher.

●	Liquidation Rights. Subject to the rights of the Company’s creditors and the holders of any senior securities or parity securities (in each case, as defined in the Share Designation), upon any liquidation of the Company or its subsidiaries, before any payment or distribution of the assets of the Company (whether capital or surplus) shall be made to or set apart for the holders of junior securities (as defined in the Share Designation), including the Company’s common shares and allocation shares, each holder of outstanding series B senior convertible preferred shares shall be entitled to receive an amount of cash equal to 115% of the stated value plus an amount of cash equal to all accumulated accrued and unpaid dividends thereon (whether or not declared) to, but not including the date of final distribution to such holders. If, upon any liquidation, the assets, or proceeds thereof, distributable among the holders of the series B senior convertible preferred shares shall be insufficient to pay in full the preferential amount payable to the holders of the series B senior convertible preferred shares and liquidating payments on any other shares of any class or series of parity securities as to the distribution of assets on any liquidation, then such assets, or the proceeds thereof, shall be distributed among the holders of series B senior convertible preferred shares and any such other parity securities ratably in accordance with the respective amounts that would be payable on such series B senior convertible preferred shares and any such other parity securities if all amounts payable thereon were paid in full.

●	Voting Rights. The series B senior convertible preferred shares do not have any voting rights; provided that, so long as any series B senior convertible preferred shares are outstanding, the affirmative vote of holders of a majority of series B senior convertible preferred shares, voting as a separate class, shall be necessary for approving, effecting or validating (i) any amendment, alteration or repeal of any of the provisions of the Share Designation or (ii) the Company’s creation or issuance of any parity securities or any senior securities. Notwithstanding the foregoing, such vote of the holders shall not be required in connection with the issuance of parity securities or senior securities if, and so long as, the proceeds resulting from the issuance of such securities are used to redeem in full the outstanding series B senior convertible preferred shares.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

●	Conversion Rights. Each series B senior convertible preferred share, plus all accrued and unpaid dividends thereon, shall be convertible, at the option of the holder thereof, at any time and from time to time, into such number of fully paid and nonassessable common shares determined by dividing the stated value ($3.00 per share), plus the value of the accrued, but unpaid, dividends thereon, by the conversion price of $3.00 per share (subject to adjustments); provided that in no event shall the holder of any series B senior convertible preferred shares be entitled to convert any number of series B senior convertible preferred shares that upon conversion the sum of (i) the number of common shares beneficially owned by the holder and its affiliates and (ii) the number of common shares issuable upon the conversion of the series B senior convertible preferred shares with respect to which the determination of this proviso is being made, would result in beneficial ownership by the holder and its affiliates of more than 4.99% of the then outstanding common shares. This limitation may be waived (up to a maximum of 9.99%) by the holder and in its sole discretion, upon not less than sixty-one (61) days’ prior notice to the Company.

●	Redemption. The Company may redeem in whole (but not in part) the series B senior convertible preferred shares by paying in cash therefore a sum equal to 115% of the stated value plus the amount of accrued and unpaid dividends and any other amounts due pursuant to the terms of the series B senior convertible preferred shares.

●	Adjustments. The Share Designation contains standard adjustments to the conversion price in the event of any share splits, share combinations, share reclassifications, dividends paid in common shares, sales of substantially all of the Company’s assets, mergers, consolidations or similar transactions. In addition, the Share Designation provides that the stated dividend rate, the stated value and the conversion price shall automatically adjust as follows:

○	On the first day of the 12th month following the issuance of the first series B senior convertible preferred share, the stated dividend rate shall automatically increase by five percent (5.0%) per annum and the conversion price shall automatically adjust to the lower of the (i) initial conversion price and (ii) the price equal to the lowest VWAP of the ten (10) trading days immediately preceding such date.

○	On the first day of the 24th month following the issuance of the first series B senior convertible preferred share, the stated dividend rate shall automatically increase by an additional five percent (5.0%) per annum, the stated value shall automatically increase by ten percent (10%) and the conversion price shall automatically adjust to the lower of the (i) initial conversion price and (ii) the price equal to the lowest VWAP of the ten (10) trading days immediately preceding such date.

○	On the first day of the 36th month following the issuance of the first series B senior convertible preferred share, the stated dividend rate shall automatically increase by an additional five percent (5.0%) per annum, the stated value shall automatically increase by ten percent (10%) and the conversion price shall automatically adjust to the lower of the (i) initial conversion price and (ii) the price equal to the lowest VWAP of the ten (10) trading days immediately preceding such date.

Notwithstanding the foregoing, the conversion price for purposes of the adjustments above shall not be adjusted to a number that is below $0.0075 per share (subject to adjustment for splits or dividends of the common shares). In addition, if any legislation or rules are adopted whereby the holding period of securities for purposes of Rule 144 of the Securities Act of 1933, as amended, for convertible securities that convert at market-adjusted rates is increased resulting in a longer holding period for convertible securities like the series B senior convertible preferred shares and the unavailability at the time of conversion of Rule 144, the pricing provisions that are based upon the lowest VWAP of the previous ten (10) trading days immediately preceding the relevant adjustment date shall be removed unless the common shares issuable upon conversion are then registered under an effective registration statement.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Warrants

Each warrant is exercisable within three years at an exercise price of $3.00 per common share (subject to adjustment, including a full ratchet antidilution adjustment), which may be exercised on a cashless basis if the underlying warrant shares are not then registered or otherwise freely tradeable.

The Company may force the exercise of the warrants at any time after the one year anniversary of the date of the warrants, if (i) the Company is listed on a national securities exchange or the over-the-counter market, (ii) the underlying common shares are registered or the holder of the warrant otherwise has the ability to trade the underlying common shares without restriction, (iii) the 30-day volume-weighted daily average price of the common shares exceeds 200% of the exercise price, as adjusted, and (iv) the average daily trading volume is at least 100,000 common shares during such 30-day period.

The Company may redeem the warrants held by any holder in whole (but not in part) by paying in cash to such holder as follows: (i) $0.50 per share then underlying the warrant if within the first twelve (12) months of issuance; (ii) $1.00 per share then underlying the warrant if after the first twelve (12) months, but before twenty-four (24) months of issuance; and (iii) $1.50 per share then underlying the warrant if after twenty-four months, but before thirty-six (36) months.

The warrants also contain an ownership limitation, such that the Company shall not effect any exercise of any warrant, and the holder shall not have the right to exercise any portion of such warrant, to the extent that after giving effect to issuance of common shares upon exercise such warrant, such holder, together with its affiliates, and any other persons acting as a group together with such holder or any of its affiliates, would beneficially own in excess of 4.99% of the number of common shares outstanding immediately after giving effect to the issuance of common shares issuable upon exercise of such warrant. Upon no fewer than 61 days’ prior notice to the Company, a holder may increase or decrease such beneficial ownership limitation provisions and any such increase or decrease will not be effective until the 61st day after such notice is delivered to the Company.

Dividend

On January 14, 2022, the Company paid its first quarterly dividend in the amount of $0.05 per share to the holders of common shares as of December 31, 2021. The total dividend paid was $242,160.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2022	1847 HOLDINGS LLC

/s/ Ellery W. Roberts
	Name:	Ellery W. Roberts
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Vernice L. Howard
	Name:	Vernice L. Howard
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Ellery W. Roberts	Chairman and Chief Executive Officer (principal executive officer)	March 31, 2022
Ellery W. Roberts

/s/ Vernice L. Howard	Chief Financial Officer (principal financial and accounting officer)	March 31, 2022
Vernice L. Howard

/s/ Robert D. Barry	Director	March 31, 2022
Robert D. Barry

/s/ Paul A. Froning	Director	March 31, 2022
Paul A. Froning