Form 10-Q
period 2022-03-31
1847 Holdings LLC
filed 2022-05-16
CIK 1599407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

or

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

As of May 13, 2022, there were 4,995,232 common shares of the registrant issued and outstanding.

1847 HOLDINGS LLC

Quarterly Report on Form 10-Q

Period Ended March 31, 2022

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

1847 HOLDINGS LLC

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$1,638,924	$1,383,533
Investments	276,691	276,429
Receivables, net	3,918,814	3,378,996
Contract assets	69,735	88,466
Inventories, net	5,805,494	5,427,302
Prepaid expenses and other current assets	270,537	582,048
Total Current Assets	11,980,195	11,136,774

Property and equipment, net	1,920,967	1,695,311
Operating lease right-of-use assets	3,094,573	3,192,604
Goodwill	19,452,270	19,452,270
Intangible assets, net	11,079,205	11,443,897
Other long-term assets	85,691	85,691
TOTAL ASSETS	$47,612,901	$47,006,547

LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$5,911,576	$4,818,672
Contract liabilities	1,696,449	2,547,903
Customer deposits	3,677,543	3,465,259
Due to related parties	193,762	193,762
Current portion of operating lease liabilities	595,039	613,696
Current portion of finance lease liabilities	143,865	100,652
Current portion of notes payable, net	686,285	692,522
Total Current Liabilities	12,904,519	12,432,466

Operating lease liabilities, net of current portion	2,542,790	2,607,862
Finance lease liabilities, net of current portion	698,409	455,905
Notes payable, net of current portion	222,399	251,401
Convertible notes payable, net of current portion	26,880,029	26,630,655
Contingent note payable, net of current portion	1,001,183	1,001,183
Deferred tax liability, net	1,981,000	2,070,000
TOTAL LIABILITIES	46,230,329	45,449,472

Mezzanine Equity
Series A senior convertible preferred shares, 4,450,460 shares designated; 1,684,849 and 1,818,182 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	1,415,100	1,655,404
Series B senior convertible preferred shares, 583,334 shares designated; 426,999 and zero shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	1,113,650	-
TOTAL MEZZANINE EQUITY	2,528,750	1,655,404

Shareholders’ Deficit
Allocation shares, 1,000 shares authorized; 1,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	1,000	1,000
Common shares, $0.001 par value, 500,000,000 shares authorized; 4,995,232 and 4,842,851 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	4,995	4,843
Distribution receivable	(2,000,000)	(2,000,000)
Additional paid-in capital	21,983,594	21,719,410
Accumulated deficit	(22,012,401)	(20,754,394)
TOTAL 1847 HOLDINGS SHAREHOLDERS’ DEFICIT	(2,022,812)	(1,029,141)
NON-CONTROLLING INTERESTS	876,634	930,812
TOTAL SHAREHOLDERS’ DEFICIT	(1,146,178)	(98,329)
TOTAL LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ DEFICIT	$47,612,901	$47,006,547

The accompanying notes are an integral part of these condensed consolidated financial statements.

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Revenues	$12,073,878	$4,780,275

Operating Expenses
Cost of sales	7,749,130	3,260,682
Personnel	1,577,700	484,672
Depreciation and amortization	511,371	122,106
General and administrative	2,166,207	1,324,196
Total Operating Expenses	12,004,408	5,191,656

INCOME (LOSS) FROM OPERATIONS	69,470	(411,381)

Other Income (Expenses)
Other income	318	-
Interest expense	(906,743)	(45,121)
Gain on forgiveness of debt	-	360,302
Gain on disposal of property and equipment	32,747	-
Loss on adjustment shares	-	(757,792)
Total Other Income (Expenses)	(873,678)	(442,611)

NET LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(804,208)	(853,992)
INCOME TAX EXPENSE ON CONTINUING OPERATIONS	(123,000)	-
NET LOSS FROM CONTINUING OPERATIONS	$(927,208)	$(853,992)

NET INCOME FROM DISCONTINUED OPERATIONS	-	178,510
NET INCOME FROM DISCONTINUED OPERATIONS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	-	80,329
NET INCOME FROM DISCONTINUED OPERATIONS ATTRIBUTABLE TO 1847 HOLDINGS COMMON SHAREHOLDERS	-	98,181

NET LOSS	$(927,208)	(755,811)
NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	(54,178)	(25,370)
NET LOSS ATTRIBUTABLE TO 1847 HOLDINGS	$(873,030)	$(730,441)

PREFERRED SHARE DIVIDENDS	(135,215)	(188,709)
DEEMED DIVIDEND RELATED TO ISSUANCE OF PREFERRED SHARES	-	(1,527,086)
NET LOSS ATTRIBUTABLE TO 1847 HOLDINGS COMMON SHAREHOLDERS	$(1,008,245)	$(2,446,236)

EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO 1847 HOLDINGS COMMON SHAREHOLDERS
LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS – BASIC AND DILUTED	$(0.21)	$(0.19)
EARNINGS PER COMMON SHARE FROM DISCONTINUED OPERATIONS – BASIC AND DILUTED	-	0.02
LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.21)	$(0.55)

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	4,915,655	4,466,171

The accompanying notes are an integral part of these condensed consolidated financial statements.

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF

MEZZANINE EQUITY AND SHAREHOLDERS’ DEFICIT

(UNAUDITED)

Three Months Ended March 31, 2022

	Series A Senior Convertible Preferred Shares		Series B Senior Convertible Preferred Shares		Allocation	Common Shares		Distribution	Additional Paid-In	Accumulated	Non- Controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Shares	Amount	Receivable	Capital	Deficit	Interests	(Deficit)
Balance at December 31, 2021	1,818,182	$1,655,404	-	$-	$1,000	4,842,851	$4,843	$(2,000,000)	$21,719,410	$(20,754,394)	$930,812	$(98,329)
Issuance of common shares upon conversion of series A preferred shares	(133,333)	(111,986)	-	-	-	152,381	152	-	111,834	-	-	111,986
Issuance of series B convertible preferred shares and warrants	-	-	426,999	1,113,650	-	-	-	-	152,350	-	-	152,350
Dividends - common shares	-	-	-	-	-	-	-	-	-	(249,762)	-	(249,762)
Dividends - series A senior convertible preferred shares	-	(128,318)	-	-	-	-	-	-	-	(121,455)	-	(121,455)
Dividends - series B senior convertible preferred shares	-	-	-	-	-	-	-	-	-	(13,760)	-	(13,760)
Net loss	-	-	-	-	-	-	-	-	-	(873,030)	(54,178)	(927,208)
Balance at March 31, 2022	1,684,849	$1,415,100	426,999	$1,113,650	$1,000	4,995,232	$4,995	$(2,000,000)	$21,983,594	$(22,012,401)	$876,634	$(1,146,178)

Three Months Ended March 31, 2021

	Series A Senior Convertible Preferred Shares		Series B Senior Convertible Preferred Shares		Allocation	Common Shares		Distribution	Additional Paid-In	Accumulated	Non- Controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Shares	Amount	Receivable	Capital	Deficit	Interests	(Deficit)
Balance at December 31, 2020	2,633,278	$2,971,427	-	$-	$1,000	4,444,013	$4,444	$(2,000,000)	$17,005,491	$(13,856,973)	$(879,239)	$274,723
Issuance of series A senior convertible preferred shares and warrants	1,818,182	1,527,086	-	-	-	-	-	-	3,000,000	(1,527,086)	-	1,472,914
Issuance of common adjustment shares	-	-	-	-	-	398,838	399	-	757,393	-	-	757,792
Dividends - series A senior convertible preferred shares	-	11,759	-	-	-	-	-	-	-	(188,709)	-	(188,709)
Net loss	-	-	-	-	-	-	-	-	-	(730,441)	54,959	(675,482)
Balance at March 31, 2021	4,451,460	$4,510,272	-	$-	$1,000	4,842,851	$4,843	$(2,000,000)	$20,762,884	$(16,303,209)	$(824,280)	$1,641,238

The accompanying notes are an integral part of these condensed consolidated financial statements.

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(927,208)	$(755,811)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Income from discontinued operations	-	(98,181)
Gain on forgiveness of debt	-	(360,302)
Gain on disposal of property and equipment	(32,747)	-
Loss on redemption of series A senior convertible preferred shares	-	757,792
Deferred tax asset (liability)	(89,000)	-
Depreciation and amortization	511,371	122,106
Amortization of debt discounts	249,374	-
Amortization of right-of-use assets	98,031	16,928
Changes in operating assets and liabilities:
Receivables	(539,818)	(124,065)
Contract assets	18,731	-
Inventories	(378,192)	(115,545)
Prepaid expenses and other current assets	311,511	(62,071)
Accounts payable and accrued expenses	964,586	65,969
Contract liabilities	(851,454)	(122,247)
Customer deposits	212,284	328,580
Due to related parties	-	1,785
Operating lease liabilities	(83,729)	(15,657)
Net cash used in operating activities from continuing operations	(536,260)	(360,719)
Net cash used in operating activities from discontinued operations	-	(123,086)
Net cash used in operating activities	(536,260)	(483,805)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash acquired in acquisitions	-	1,094,524
Purchases of property and equipment	(66,291)	(148,820)
Proceeds from disposal of property and equipment	35,498	-
Investments in certificates of deposit	(262)	-
Net cash (used in) provided by investing activities from continuing operations	(31,055)	945,704
Net cash provided by investing activities from discontinued operations	-	534,343
Net cash (used in) provided by investing activities	(31,055)	1,480,047

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	-	123,405
Net proceeds from issuance of series A senior convertible preferred shares	-	3,000,000
Net proceeds from issuance of series B senior convertible preferred shares	1,266,000	-
Proceeds from line of credit	-	569,395
Repayments of notes payable and finance lease liabilities	(58,317)	(143,432)
Repayments to sellers	-	(3,033,630)
Cash paid for financing costs	-	(165,229)
Dividends on series A senior convertible preferred shares	(121,455)	(176,950)
Dividends on series B senior convertible preferred shares	(13,760)	-
Dividends on common shares	(249,762)	-
Net cash provided by financing activities from continuing operations	822,706	173,559
Net cash used in financing activities from discontinued operations	-	(119,197)
Net cash provided by financing activities	822,706	54,362

NET CHANGE IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS	255,391	758,544
NET CHANGE IN CASH AND CASH EQUIVALENT FROM DISCONTINUED OPERATIONS	-	292,060
CASH AND CASH EQUIVALENTS AVAILABLE FROM DISCONTINUED OPERATIONS	-	(292,060)

CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS
Beginning of the period	1,383,533	1,380,349
End of the period	$1,638,924	$2,138,893

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$484,360	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common shares upon conversion of series A preferred shares	$111,986	$-
Financed purchases of property and equipment	$316,798	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of 1847 Holdings LLC (the “Company,” “we,” “us,” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all information and footnotes required by GAAP for complete financial statements. The December 31, 2021 consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2022. The interim unaudited condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair statement of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

Reclassifications

Certain reclassifications within property and equipment, notes payable, and preferred shares have been made to prior period’s financial statements to conform to the current period financial statement presentation. There is no impact in total to the results of operations and cash flows in all periods presented.

Sequencing

Under ASC 815-40-35 (“ASC 815”), the Company has adopted a sequencing policy, whereby, in the event that reclassification of contracts from equity to assets or liabilities is necessary pursuant to ASC 815 due to the Company’s inability to demonstrate it has sufficient authorized shares as a result of certain securities with a potentially indeterminable number of shares, shares will be allocated on the basis of the earliest maturity date of potentially dilutive instruments first, with the earliest maturity date of grants receiving the first allocation of shares. Pursuant to ASC 815, issuances of securities to the Company’s employees and directors, or to compensate grantees in a share-based payment arrangement, are not subject to the sequencing policy.

NOTE 2—RECENT ACCOUNTING PRONOUCEMENTS

The Company considers the applicability and impact of all Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”). ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s condensed consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13 Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2019. This pronouncement was amended under ASU 2019-10 to allow an extension on the adoption date for entities that qualify as a small reporting company. The Company has elected this extension and the effective date for the Company to adopt this standard will be for fiscal years beginning after December 15, 2022. The Company has not completed its assessment of the standard but does not expect the adoption to have a material impact on our condensed consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06 Accounting for Convertible Instruments and Contracts In An Entity’s Own Equity. ASU 2020-06 simplifies the accounting for certain convertible instruments by removing the separation models for convertible debt with a cash conversion feature and for convertible instruments with a beneficial conversion feature. As a result, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. Additionally, ASU 2020-06 amends the diluted earnings per share calculation for convertible instruments by requiring the use of the if-converted method. The treasury stock method is no longer available. Entities may adopt the ASU 2020-06 using either a full or modified retrospective approach, and it is effective for interim and annual reporting periods beginning after December 15, 2021. Early adoption is permitted for interim and annual reporting periods beginning after December 15, 2020. The Company adopted this guidance on January 1, 2022.

In October 2021, the FASB issued ASU 2021-08 Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU amends ASC 805 to require acquiring entities to apply ASC 606 to recognize and measure contract assets and contract liabilities in business combinations. The ASU is effective for public entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. This ASU should be applied prospectively to acquisitions occurring on or after the effective date of December 15, 2022, and early adoption is permitted. The Company adopted this guidance on January 1, 2022. The adoption of this standard does not have a material impact on our condensed consolidated financial statements.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

NOTE 3—LIQUIDITY AND GOING CONCERN ASSESSMENT

Management assesses liquidity and going concern uncertainty in the Company’s condensed consolidated financial statements to determine whether there is sufficient cash on hand and working capital, including available borrowings on loans, to operate for a period of at least one year from the date the consolidated financial statements are issued or available to be issued, which is referred to as the “look-forward period”, as defined in GAAP. As part of this assessment, based on conditions that are known and reasonably knowable to management, management will consider various scenarios, forecasts, projections, estimates and will make certain key assumptions, including the timing and nature of projected cash expenditures or programs, its ability to delay or curtail expenditures or programs and its ability to raise additional capital, if necessary, among other factors. Based on this assessment, as necessary or applicable, management makes certain assumptions around implementing curtailments or delays in the nature and timing of programs and expenditures to the extent it deems probable those implementations can be achieved and management has the proper authority to execute them within the look-forward period.

As of March 31, 2022, we had cash and cash equivalents of $1,638,924. For the three months ended March 31, 2022, the Company incurred operating income of $69,470 (before deducting losses attributable to non-controlling interests), cash flows used in operations of $536,260, and negative working capital of $924,324. The Company has generated operating losses since its inception and has relied on cash on hand, sales of securities, external bank lines of credit, and issuance of third-party and related party debt to support cashflow from operations.

Management has prepared estimates of operations for fiscal year 2022 and 2023 believes that sufficient funds will be generated from operations to fund its operations and to service its debt obligations for one year from the date of the filing of these condensed consolidated financial statements, which indicate improved operations and the Company’s ability to continue operations as a going concern. The impact of COVID-19 on the Company’s business has been considered in these assumptions; however, it is too early to know the full impact of COVID-19 or its timing on a return to more normal operations.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis under which the Company is expected to be able to realize its assets and satisfy its liabilities in the normal course of business. Management believes that based on relevant conditions and events that are known and reasonably knowable that its forecasts for one year from the date of the filing of these condensed consolidated financial statements. The Company has contingency plans to reduce or defer expenses and cash outlays should operations not improve in the look forward period.

NOTE 4—DISAGGREGATION OF REVENUES AND SEGMENT REPORTING

The Company has three reportable segments:

The Retail and Appliances Segment provides a wide variety of appliance products (laundry, refrigeration, cooking, dishwashers, outdoor, accessories, parts, and other appliance related products) and services (delivery, installation, service and repair, extended warranties, and financing).

The Construction Segment provides finished carpentry products and services (door frames, base boards, crown molding, cabinetry, bathroom sinks and cabinets, bookcases, built-in closets, fireplace mantles, windows, and custom design and build of cabinetry and countertops).

The Automotive Supplies Segment provides horn and safety products (electric, air, truck, marine, motorcycle, and industrial equipment), and offers vehicle emergency and safety warning lights for cars, trucks, industrial equipment, and emergency vehicles.

The Company provides general corporate services to its segments; however, these services are not considered when making operating decisions and assessing segment performance. These services are reported under “Corporate Services” below and these include costs associated with executive management, financing activities and public company compliance.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

The Company’s revenues for the three months ended March 31, 2022 and 2021 are disaggregated as follows:

	Three Months Ended March 31, 2022
	Retail and Appliances	Construction	Automotive Supplies	Total
Revenues
Appliances	$2,204,625	$-	$-	$2,204,625
Appliance accessories, parts, and other	316,159	-	-	316,159
Automotive horns	-	-	1,199,856	1,199,856
Automotive lighting	-	-	442,135	442,135
Custom cabinets and countertops	-	4,167,801	-	4,167,801
Finished carpentry	-	3,743,302	-	3,743,302
Total Revenues	$2,520,784	$7,911,103	$1,641,991	$12,073,878

	Three Months Ended March 31, 2021
	Retail and Appliances	Construction	Automotive Supplies	Total
Revenues
Appliances	$2,899,361	$-	$-	$2,899,361
Appliance accessories, parts, and other	365,005	-	-	365,005
Automotive horns	-	-	-	-
Automotive lighting	-	-	-	-
Custom cabinets and countertops	-	1,515,909	-	1,515,909
Finished carpentry	-	-	-	-
Total Revenues	$3,264,366	$1,515,909	$-	$4,780,275

Segment information for the three months ended March 31, 2022 and 2021 is as follows:

	Three Months Ended March 31, 2022
	Retail and Appliances	Construction	Automotive Supplies	Corporate Services	Total
Revenues	$2,520,784	$7,911,103	$1,641,991	$-	$12,073,878
Operating expenses				-
Cost of sales	1,871,450	4,879,591	998,089	-	7,749,130
Personnel	230,388	1,134,210	300,328	(87,226)	1,577,700
Depreciation and amortization	79,797	379,704	51,870	-	511,371
General and administrative	449,494	1,116,558	386,781	213,374	2,166,207
Total Operating Expenses	2,631,129	7,510,063	1,737,068	126,148	12,004,408
Income (Loss) from Operations	$(110,345)	$401,040	$(95,077)	$(126,148)	$69,470

	Three Months Ended March 31, 2021
	Retail and Appliances	Construction	Automotive Supplies	Corporate Services	Total
Revenues	$3,264,366	$1,515,909	$-	$-	$4,780,275
Operating expenses			-	-
Cost of sales	2,506,652	754,030	-	-	3,260,682
Personnel	253,083	231,589	-	-	484,672
Depreciation and amortization	44,675	77,431	-	-	122,106
General and administrative	434,587	215,311	598,295	76,003	1,324,196
Total Operating Expenses	3,238,997	1,278,361	598,295	76,003	5,191,656
Income (Loss) from Operations	$25,369	$237,548	$(598,295)	$(76,003)	$(411,381)

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

NOTE 5—PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022	December 31, 2021
Equipment and machinery	$1,127,897	$808,592
Office furniture and equipment	107,903	105,203
Transportation equipment	901,426	864,121
Leasehold improvements	123,651	112,356
Total property and equipment	2,260,877	1,890,272
Less: Accumulated depreciation	(339,910)	(194,961)
Property and equipment, net	$1,920,967	$1,695,311

Depreciation expense for the three months ended March 31, 2022 and 2021 was $146,679 and $24,309, respectively.

NOTE 6—INTANGIBLE ASSETS

Intangible assets at March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022	December 31, 2021

Customer relationships	$5,791,000	$5,791,000
Marketing related	5,917,000	5,917,000
Technology related	623,000	623,000
Total intangible assets	12,331,000	12,331,000
Less: accumulated amortization	(1,251,795)	(887,103)
Intangible assets, net	$11,079,205	$11,443,897

Amortization expense for the three months ended March 31, 2022 and 2021 was $364,692 and $97,797, respectively.

Estimated amortization expense for intangible assets for the next five years consists of the following as of March 31, 2022:

Year Ending December 31,	Amount
2022 – remaining	$1,094,088
2023	1,458,780
2024	1,458,750
2025	1,325,745
2026	1,157,523
Thereafter	4,584,319
Total	$11,079,205

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

NOTE 7—SELECTED ACCOUNT INFORMATION

Receivables at March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022	December 31, 2021
Trade accounts receivable	$3,235,644	$2,691,702
Vendor rebates receivable	12,194	126,118
Credit card payments in process of settlement	-	116,187
Retainage	1,029,976	803,989
Total receivables	4,277,814	3,737,996
Allowance for doubtful accounts	(359,000)	(359,000)
Accounts receivable, net	$3,918,814	$3,378,996

Inventories at March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022	December 31, 2021
Appliances	$2,554,539	$2,206,336
Automotive	1,824,260	2,064,834
Construction	1,814,543	1,543,980
Total inventories	6,193,342	5,815,150
Less reserve for obsolescence	(387,848)	(387,848)
Total inventories, net	$5,805,494	$5,427,302

Inventory balances are composed of finished goods. Raw materials and work in process inventory are immaterial to the condensed consolidated financial statements.

Accounts payable and accrued expenses at March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022	December 31, 2021
Trade accounts payable	$3,810,165	$3,117,825
Credit cards payable	80,536	52,300
Accrued payroll liabilities	397,717	263,590
Accrued interest	853,402	711,258
Accrued dividends	384,977	242,160
Other accrued liabilities	384,779	431,539
Total accounts payable and accrued expenses	$5,911,576	$4,818,672

NOTE 8—LEASES

Operating Leases

The following was included in our condensed consolidated balance sheet at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Operating lease right-of-use assets	$3,094,573	$3,192,604
Lease liabilities, current portion	595,039	613,696
Lease liabilities, long-term	2,542,790	2,607,862
Total operating lease liabilities	$3,137,829	$3,221,558
Weighted-average remaining lease term (months)	54	59
Weighted average discount rate	4.29%	4.29%

Operating lease expense was expense was $235,438 and $85,924 for the three months ended March 31, 2022 and March 31, 2021, respectively.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

As of March 31, 2022, maturities of operating lease liabilities were as follows:

Year Ending December 31,	Amount
2022 – remaining	$524,519
2023	738,690
2024	753,868
2025	747,860
2026	495,994
Thereafter	212,580
Total	3,473,511
Less: imputed interest	(335,682)
Total operating lease liabilities	$3,137,829

Finance Leases

During the period ending March 31, 2022, the Company entered in an equipment financing lease to purchase machinery and equipment totaling $316,798, maturing in January 2028.

As of March 31, 2022, maturities of finance lease liabilities were as follows:

Year Ending December 31,	Amount
2022 – remaining	$137,882
2023	184,711
2024	168,254
2025	161,487
2026	161,487
Thereafter	166,688
Total payments	980,509
Less: amount representing interest	(138,235)
Present value of minimum finance lease payments	$842,274

As of March 31, 2022, the weighted-average remaining lease term for all finance leases is 5.50 years.

NOTE 9—ACQUISITIONS

On March 30, 2021, the Company acquired 100% of the outstanding capital stock of Wolo Mfg. Corp and Wolo Industrial Horn & Signal, Inc. (“Wolo”) for an aggregate purchase price of $8,344,056.

Wolo contributed revenue of $1,661,754 and net loss from continuing operations of $325,417, which are included in our condensed consolidated statements of operations for the three months ended March 31, 2022.

On October 8, 2021, the Company acquired 100% of the outstanding capital stock of High Mountain Door & Trim, Inc. (“High Mountain”) and Sierra Homes, LLC (“Sierra Homes”) for an aggregate purchase price of $15,441,173.

High Mountain and Sierra Homes contributed revenue of $6,249,349 and net loss from continuing operations of $271,647, which are included in our condensed consolidated statements of operations for the three months ended March 31, 2022.

Pro Forma Information

The following unaudited pro forma results presented below include the effects of the Wolo, High Mountain and Sierra Homes acquisitions as if they had been consummated as of January 1, 2021, with adjustments to give effect to pro forma events that are directly attributable to the acquisitions.

	March 31,	March 31,
	2022	2021

Revenues	$12,073,878	$13,373,918
Net income (loss)	(927,208)	317,547
Net loss attributable to 1847 Holdings common shareholders’	(1,008,245)	(1,398,248)
Loss per share attributable to 1847 Holdings common shareholders’:
Basic and diluted	$(0.21)	$(0.29)

These unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations would have been if the acquisitions had occurred at the beginning of the period presented, nor are they indicative of future results of operations.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

NOTE 10—RELATED PARTIES

Management Services Agreement

On April 15, 2013, the Company and 1847 Partners LLC (the “Manager”) entered into a management services agreement, pursuant to which the Company is required to pay the Manager a quarterly management fee equal to 0.5% of its adjusted net assets for services performed (the “Parent Management Fee”). The amount of the Parent Management Fee with respect to any fiscal quarter is (i) reduced by the aggregate amount of any management fees received by the Manager under any offsetting management services agreements with respect to such fiscal quarter, (ii) reduced (or increased) by the amount of any over-paid (or under-paid) Parent Management Fees received by (or owed to) the Manager as of the end of such fiscal quarter, and (iii) increased by the amount of any outstanding accrued and unpaid Parent Management Fees. The Company expensed $0 in Parent Management Fees for the three months ended March 31, 2022 and 2021.

Offsetting Management Services Agreements

The Company’s subsidiary 1847 Asien Inc. (“1847 Asien”) entered into an offsetting management services agreement with the Manager on May 28, 2020, the Company’s subsidiary 1847 Cabinet Inc. (“1847 Cabinet”) entered into an offsetting management services agreement with the Manager on August 21, 2020 (which was amended and restated on October 8, 2021) and the Company’s subsidiary 1847 Wolo Inc. (“1847 Wolo”) entered into an offsetting management services agreement with the Manager on March 30, 2021. Pursuant to the offsetting management services agreements, 1847 Asien appointed the Manager to provide certain services to it for a quarterly management fee equal to the greater of $75,000 or 2% of adjusted net assets (as defined in the management services agreement), 1847 Cabinet appointed the Manager to provide certain services to it for a quarterly management fee equal to the greater of $75,000 or 2% of adjusted net assets (as defined in the management services agreement), which was increased to $125,000 or 2% of adjusted net assets on October 8, 2021, and 1847 Wolo appointed the Manager to provide certain services to it for a quarterly management fee equal to the greater of $75,000 or 2% of adjusted net assets (as defined in the management services agreement); provided, however, in each case that if the aggregate amount of management fees paid or to be paid by such entities, together with all other management fees paid or to be paid to the Manager under other offsetting management services agreements, exceeds, or is expected to exceed, 9.5% of our gross income in any fiscal year or the Parent Management Fee in any fiscal quarter, then the management fee to be paid by such entities shall be reduced, on a pro rata basis determined by reference to the other management fees to be paid to the Manager under other offsetting management services agreements.

1847 Asien expensed management fees of $75,000 and $75,000 for the three months ended March 31, 2022 and 2021, respectively.

1847 Cabinet expensed management fees of $125,000 and $75,000 for the three months ended March 31, 2022 and 2021, respectively.

1847 Wolo expensed management fees of $75,000 and $0 for the three months ended March 31, 2022 and 2021, respectively.

On a consolidated basis, the Company expensed total management fees of $275,000 and $260,000 for the three months ended March 31, 2022 and 2021, respectively.

Advances

From time to time, the Company has received advances from its chief executive officer to meet short-term working capital needs. As of March 31, 2022 and December 31, 2021, a total of $118,834 in advances from related parties are outstanding. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

As of March 31, 2022 and December 31, 2021, the Manager has funded the Company $74,928 and $74,928 in related party advances, respectively. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Building Lease

On September 1, 2020, Kyle’s entered into an industrial lease agreement with Stephen Mallatt, Jr. and Rita Mallatt, who are officers of Kyle’s and principal shareholders of the Company. The lease is for a term of five years, with an option for a renewal term of five years, and provides for a base rent of $7,000 per month for the first 12 months, which will increase to $7,210 for months 13-16 and to $7,426 for months 37-60. In addition, Kyle’s is responsible for all taxes, insurance and certain operating costs during the lease term.

The total rent expense under this related party leases was $21,776 for the three months ended March 31, 2022.

NOTE 11—MEZZANINE EQUITY

Series A Senior Convertible Preferred Shares

On September 30, 2020, the Company executed a share designation, which was amended on November 20, 2020, March 26, 2021 and September 29, 2021, to designate 4,450,460 of its shares as series A senior convertible preferred shares. Following is a description of the rights of the series A senior convertible preferred shares.

Ranking. The series A senior convertible preferred shares rank, with respect to the payment of dividends and the distribution of assets upon liquidation, (i) senior to all common shares, allocation shares, and each other class or series that is not expressly made senior to or on parity with the series A senior convertible preferred shares; (ii) on parity with the series B senior convertible preferred shares and each other class or series that is not expressly subordinated or made senior to the series A senior convertible preferred shares; and (iii) junior to all indebtedness and other liabilities with respect to assets available to satisfy claims against the Company and each other class or series that is expressly made senior to the series A senior convertible preferred shares.

Dividend Rights. Holders of series A senior convertible preferred shares are entitled to dividends at a rate per annum of 14.0% of the stated value ($2.00 per share, subject to adjustment). Dividends shall accrue from day to day, whether or not declared, and shall be cumulative. Dividends shall be payable quarterly in arrears on each dividend payment date in cash or common shares at the Company’s discretion. Dividends payable in common shares shall be calculated based on a price equal to eighty percent (80%) of the volume weighted average price for the common shares on the Company’s principal trading market (the “VWAP”) during the five (5) trading days immediately prior to the applicable dividend payment date; provided, however, that if the common shares are not registered, and Rule 144 rulemaking referred to below is effective on the payment date, the dividends payable in common shares shall be calculated based upon the fixed price of $1.57; provided further, that the Company may only elect to pay dividends in common shares based upon such fixed price if the VWAP for the five (5) trading days immediately prior to the applicable dividend payment date is $1.57 or higher.

Liquidation Rights. Subject to the rights of creditors and the holders of any senior securities or parity securities (in each case, as defined in the share designation), upon any liquidation of the Company or its subsidiaries, before any payment or distribution of the assets of the Company (whether capital or surplus) shall be made to or set apart for the holders of securities that are junior to the series A senior convertible preferred shares as to the distribution of assets on any liquidation of the Company, including the common shares and allocation shares, each holder of outstanding series A senior convertible preferred shares shall be entitled to receive an amount of cash equal to 115% of the stated value plus an amount of cash equal to all accumulated accrued and unpaid dividends thereon (whether or not declared) to, but not including the date of final distribution to such holders. If, upon any liquidation, the assets, or proceeds thereof, distributable among the holders of the series A senior convertible preferred shares shall be insufficient to pay in full the preferential amount payable to the holders of the series A senior convertible preferred shares and liquidating payments on any other shares of any class or series of parity securities as to the distribution of assets on any liquidation, then such assets, or the proceeds thereof, shall be distributed among the holders of series A senior convertible preferred shares and any such other parity securities ratably in accordance with the respective amounts that would be payable on such series A senior convertible preferred shares and any such other parity securities if all amounts payable thereon were paid in full.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Voting Rights. The series A senior convertible preferred shares do not have any voting rights; provided that, so long as any series A senior convertible preferred shares are outstanding, the affirmative vote of holders of a majority of series A senior convertible preferred shares, which majority must include Leonite Capital LLC so long as it holds any series A senior convertible preferred shares (the “Requisite Holders”), voting as a separate class, shall be necessary for approving, effecting or validating any amendment, alteration or repeal of any of the provisions of the share designation. In addition, so long as any series A senior convertible preferred shares are outstanding, the affirmative vote of the Requisite Holders shall be required prior to the creation or issuance by the Company or by its subsidiaries Kyle’s Custom Wood Shop, Inc. (“Kyle’s”) and Wolo Mfg. Corp. and Wolo Industrial Horn & Signal, Inc. (together, “Wolo”) of (i) any parity securities; (ii) any senior securities; and (iii) any new indebtedness other than (A) intercompany indebtedness by Kyle’s or Wolo in favor of the Company, (B) indebtedness incurred in favor of the sellers of Kyle’s or Wolo in connection with the acquisition of Kyle’s or Wolo, or (C) indebtedness (or the refinancing of such indebtedness) the proceeds of which are used to complete the acquisition of Kyle’s or Wolo related expenses or working capital to operate the business of Kyle’s or Wolo. Notwithstanding the foregoing, this shall not apply to any financing transaction the use of proceeds of which will be used to redeem the series A senior convertible preferred shares and the warrants issued in connection therewith.

Conversion Rights. Each series A senior convertible preferred share, plus all accrued and unpaid dividends thereon, shall be convertible, at the option of the holder thereof, at any time and from time to time, into such number of fully paid and nonassessable common shares determined by dividing the stated value ($2.00 per share), plus the value of the accrued, but unpaid, dividends thereon, by a conversion price of $1.75 per share (subject to adjustment); provided that in no event shall the holder of any series A senior convertible preferred shares be entitled to convert any number of series A senior convertible preferred shares that upon conversion the sum of (i) the number of common shares beneficially owned by the holder and its affiliates and (ii) the number of common shares issuable upon the conversion of the series A senior convertible preferred shares with respect to which the determination of this proviso is being made, would result in beneficial ownership by the holder and its affiliates of more than 4.99% of the then outstanding common shares. This limitation may be waived (up to a maximum of 9.99%) by the holder and in its sole discretion, upon not less than sixty-one (61) days’ prior notice to the Company.

Redemption Rights. The Company may redeem in whole, or upon the written consent of the Requisite Holders and in the manner provided for in such written consent, in part, the series A senior convertible preferred shares by paying in cash therefore a sum equal to 115% of the stated value plus the amount of accrued and unpaid plus any other amounts due pursuant to the terms of the series A senior convertible preferred shares. On October 12, 2021, the Company redeemed 2,632,278 series A senior convertible preferred shares for a total redemption price, including dividends through such date, of $6,395,645.

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

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

Additional Equity Interest. On the third adjustment date set forth above, the Company is required to cause Kyle’s and Wolo to issue to the holders of series A senior convertible preferred shares, on a pro rata basis, a ten percent (10%) equity stake Kyle’s and/or Wolo. The holders of series A senior convertible preferred shares issued in connection with the financing to complete the acquisition of Kyle’s shall receive the equity stake in Kyle’s and the holders of series A senior convertible preferred shares issued in connection with the financing to complete the acquisition of Wolo shall receive the equity stake in Wolo. The Company is required to cause Kyle’s and Wolo to grant to the holders of the series A senior convertible preferred shares upon the issuance to them of such equity interest a right to receive an additional number of shares of common stock of Kyle’s or Wolo if Kyle’s or Wolo issues to any third-party equity securities at a price below the acquisition price (as defined below). Such additional number of shares of common stock of Kyle’s or Wolo to be issued in such instance shall be equal to a number of shares of common stock of Kyle’s or Wolo which, when added to the number of shares of common stock of Kyle’s or Wolo constituting the initial additional equity interest, would be equal to the total number of shares of common stock which would have been issued to a holder of series A senior convertible preferred shares if the price per share of common stock of Kyle’s or Wolo was equivalent to the price per equity security paid by such third-party in Kyle’s or Wolo. For purposes of this provision, “acquisition price” means the price per share of Kyle’s and Wolo that was paid by the Company upon the acquisition of Kyle’s and Wolo, respectively.

As of March 31, 2022 and December 31, 2021, the Company had 1,684,849 and 1,818,182 series A senior convertible preferred shares issued and outstanding, respectively.

During the three months ended March 31, 2022, the Company accrued dividends attributable to the series A senior convertible preferred shares in the amount of $121,455 and paid prior period accrued dividends of $128,318.

On February 16, 2022, 133,333 shares of series A senior convertible preferred shares were converted into 152,381 common shares.

Series B Senior Convertible Preferred Shares

On February 17, 2022, the Company executed a share designation to designate 583,334 of its shares as series B senior convertible preferred shares. Following is a description of the rights of the series B senior convertible preferred shares.

Ranking. The series B senior convertible preferred shares rank, with respect to the payment of dividends and the distribution of assets upon liquidation, (i) senior to all common shares, allocation shares, and each other class or series that is not expressly made senior to or on parity with the series B senior convertible preferred shares; (ii) on parity with the series A senior convertible preferred shares and each other class or series that is not expressly subordinated or made senior to the series A senior convertible preferred shares; and (iii) junior to all indebtedness and other liabilities with respect to assets available to satisfy claims against the Company and each other class or series that is expressly made senior to the series B senior convertible preferred shares.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Dividend Rights. Holders of series B senior convertible preferred shares are entitled to dividends at a rate per annum of 14.0% of the stated value ($3.00 per share, subject to adjustment). Dividends shall accrue from day to day, whether or not declared, and shall be cumulative. Dividends shall be payable quarterly in arrears on each dividend payment date in cash or common shares at the Company’s discretion. Dividends payable in common shares shall be calculated based on a price equal to eighty percent (80%) of the VWAP during the five (5) trading days immediately prior to the applicable dividend payment date; provided, however, that if the common shares are not registered, and rulemaking regarding the Rule 144 holding period referred to below is effective on the payment date, the dividends payable in common shares shall be calculated based upon the fixed price of $2.70; provided further, that the Company may only elect to pay dividends in common shares based upon such fixed price if the VWAP for the five (5) trading days immediately prior to the applicable dividend payment date is $2.70 or higher.

Liquidation Rights. Subject to the rights of creditors and the holders of any senior securities or parity securities (in each case, as defined in the share designation), upon any liquidation of the Company or its subsidiaries, before any payment or distribution of the assets of the Company (whether capital or surplus) shall be made to or set apart for the holders of securities that are junior to the series B senior convertible preferred shares as to the distribution of assets on any liquidation of the Company, including the common shares and allocation shares, each holder of outstanding series B senior convertible preferred shares shall be entitled to receive an amount of cash equal to 115% of the stated value plus an amount of cash equal to all accumulated accrued and unpaid dividends thereon (whether or not declared) to, but not including the date of final distribution to such holders. If, upon any liquidation, the assets, or proceeds thereof, distributable among the holders of the series B senior convertible preferred shares shall be insufficient to pay in full the preferential amount payable to the holders of the series B senior convertible preferred shares and liquidating payments on any other shares of any class or series of parity securities as to the distribution of assets on any liquidation, then such assets, or the proceeds thereof, shall be distributed among the holders of series B senior convertible preferred shares and any such other parity securities ratably in accordance with the respective amounts that would be payable on such series B senior convertible preferred shares and any such other parity securities if all amounts payable thereon were paid in full.

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

Redemption Rights. The Company may redeem in whole (but not in part) the series B senior convertible preferred shares by paying in cash therefore a sum equal to 115% of the stated value plus the amount of accrued and unpaid dividends and any other amounts due pursuant to the terms of the series B senior convertible preferred shares.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

On February 24, 2022, the Company sold an aggregate of 320,333 units, at a price of $3.00 per unit, for aggregate gross proceeds of $961,000. On March 24, 2022, the Company sold an additional 106,666 units for aggregate gross proceeds of approximately $320,000. The Company had issuance costs relating to the offering of approximately $15,000, resulting in net proceeds of $1,266,000. Each unit consists of one (1) series B senior convertible preferred share and a three-year warrant to purchase one (1) common share at an exercise price of $3.00 per common share (subject to adjustment), which may be exercised on a cashless basis under certain circumstances. The embedded conversion options of the series B senior convertible preferred shares and warrants were clearly and closely related to the equity host and did not require bifurcation. The $1,266,000 of net proceeds were allocated on a relative fair value basis of $1,113,650 to the series B preferred shares and $152,350 to the warrants. The series B preferred shares fair value was derived using an Option Pricing Method and the warrants fair value was derived using a Monte Carlo Simulation Model.

As of March 31, 2022 and December 31, 2021, the Company had 426,999 and 0 series B senior convertible preferred shares issued and outstanding, respectively.

During the three months ended March 31, 2022, the Company accrued dividends attributable to the series B senior convertible preferred shares in the amount of $13,760.

Mezzanine Equity Classification

We applied the guidance in ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, “Derivatives and Hedging” (“ASC 815”), in order to determine the appropriate classification for both the series A senior convertible preferred shares and the series B senior convertible preferred shares.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

ASC 480 requires equity instruments to be evaluated on an ongoing basis for mezzanine equity (temporary equity) vs permanent equity classification. As a result of the maximum number of common shares that may be issuable (upon conversion of the preferred securities) exceeded the number of authorized but unissued common shares available, temporary equity classification is required. As of March 31, 2022 and December 31, 2021, there were 1,684,849 and 1,818,182 series A senior convertible preferred shares presented in mezzanine equity, respectively. As of March 31, 2022 and December 31, 2021, there were 426,999 and 0 series B senior convertible preferred shares presented in mezzanine equity, respectively.

NOTE 12—SHAREHOLDERS’ DEFICIT

Common Shares

As of March 31, 2022, the Company was authorized to issue 500,000,000 common shares. As of March 31, 2022 and December 31, 2021, the Company had 4,995,232 and 4,842,851 common shares issued and outstanding, respectively.

On February 16, 2022, the Company issued 152,851 common shares upon the conversion of 133,333 series A senior convertible preferred shares.

On March 23, 2022, the Company declared a common share dividend of $0.05 per share, or $249,762, to shareholders of record as of March 31, 2022. This dividend was paid on April 15, 2022.

Warrants

On February 24, 2022, the Company sold an aggregate of 320,333 units, at a price of $3.00 per unit, for aggregate gross proceeds of $961,000. On March 24, 2022, the Company sold an additional 106,666 units for aggregate gross proceeds of $320,000. Each unit consists of one (1) series B senior convertible preferred share and a three-year warrant to purchase one (1) common share at an exercise price of $3.00 per common share (subject to adjustment). Accordingly, a portion of the proceeds were allocated to the warrant based on its relative fair value using the Geometric Brownian Motion Stock Path Monte Carlo Simulation. The assumptions used in the model were as follows: (i) dividend yield of 0%; (ii) expected volatility of 51.81%; (iii) weighted average risk-free interest rate of 0.31%; (iv) expected life of three years; (v) estimated fair value of the common shares of $1.94 per share; and (vi) various probability assumptions related to redemption, calls and price resets. The fair value of the warrants was $379,533 or $0.89 per warrant, resulting in the amount allocated to the warrants, based on their relative fair of $152,350, which was recorded as additional paid in capital.

The warrants allow the holder to purchase one (1) common share at an exercise price of $3.00 per common share (subject to adjustment including upon any future equity offering with a lower exercise price), which may be exercised on a cashless basis under certain circumstances. The Company may force the exercise of the warrants at any time after the one year anniversary of the date of the warrants, if (i) the Company is listed on a national securities exchange or the over-the-counter market, (ii) the underlying common shares are registered or the holder of the warrant otherwise has the ability to trade the underlying common shares without restriction, (iii) the 30-day volume-weighted daily average price of the common shares exceeds 200% of the exercise price, as adjusted, and (iv) the average daily trading volume is at least 100,000 common shares during such 30-day period. The Company may redeem the warrants held by any holder in whole (but not in part) by paying in cash to such holder as follows: (i) $0.50 per share then underlying the warrant if within the first twelve (12) months of issuance; (ii) $1.00 per share then underlying the warrant if after the first twelve (12) months, but before twenty-four (24) months of issuance; and (iii) $1.50 per share then underlying the warrant if after twenty-four months, but before thirty-six (36) months.

Below is a table summarizing the changes in warrants outstanding during the three months ended March 31, 2022:

	Warrants	Weighted- Average Exercise Price
Outstanding at December 31, 2021	5,200,460	$2.38
Granted	426,999	3.00
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2022	5,627,459	$2.43
Exercisable at March 31, 2022	5,627,459	$2.43

As of March 31, 2022, the outstanding warrants have a weighted average remaining contractual life of 2.17 years and a total intrinsic value of $497,500.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

NOTE 13—LOSS PER SHARE

The computation of weighted average shares outstanding and the basic and diluted loss per common share attributable to 1847 Holdings common shareholders for the three months ended March 31, 2022 consisted of the following:

Basic and Diluted Loss Per Share	March 31, 2022
Net loss per common share attributable to 1847 Holdings common shareholders’	$(1,008,245)
Weighted average common shares outstanding	4,915,655
Basic and diluted loss per share	$(0.21)

For the three months ended March 31, 2022, there were 20,871,528 potential common share equivalents from warrants, convertible debt, and series A and B convertible preferred shares were excluded from the diluted EPS calculations as their effect is anti-dilutive.

For the three months ended March 31, 2021, there were 4,450,460 potential common share equivalents from warrants, convertible debt, and series A convertible preferred shares were excluded from the diluted EPS calculations as their effect is anti-dilutive.

NOTE 14—SUBSEQUENT EVENTS

On April 20, 2022, the Company entered into a securities purchase agreement with Ellery W. Roberts, our Chief Executive Officer, pursuant to which the Company sold 28,333 units, at a price of $3.00 per unit, for aggregate gross proceeds of $85,000. On May 12, 2022, the Company sold an additional 16,667 units to Mr. Roberts for aggregate gross proceeds of $50,000. Each unit consists of one (1) series B senior convertible preferred share and a three-year warrant to purchase one (1) common share at an exercise price of $3.00 per share (subject to adjustment), which may be exercised on a cashless basis under certain circumstances.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “could,” “will,” “should,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Item 1A “Risk Factors” included in our annual report on Form 10-K for the year ended December 31, 2021. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance.

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

On March 30, 2021, our subsidiary 1847 Wolo Inc. (“1847 Wolo”) acquired Wolo Mfg. Corp., a New York corporation, and Wolo Industrial Horn & Signal, Inc., a New York corporation (together, “Wolo”). Headquartered in Deer Park, New York and founded in 1965, Wolo designs and sells horn and safety products (electric, air, truck, marine, motorcycle and industrial equipment), and offers vehicle emergency and safety warning lights for cars, trucks, industrial equipment and emergency vehicles.

On October 8, 2021, our subsidiary 1847 Cabinet acquired High Mountain Door & Trim Inc., a Nevada corporation (“High Mountain”), and Sierra Homes, LLC d/b/a Innovative Cabinets & Design, a Nevada limited liability company (“Innovative Cabinets”). Headquartered in Reno, Nevada and founded in 2014, High Mountain specializes in all aspects of finished carpentry products and services, including doors, door frames, base boards, crown molding, cabinetry, bathroom sinks and cabinets, bookcases, built-in closets, and fireplace mantles, among others, working primarily with large homebuilders of single-family homes and commercial and multi-family developers. Innovative Cabinets is headquartered in Reno, Nevada and was founded in 2008. It specializes in custom cabinetry and countertops for a client base consisting of single-family homeowners, builders of multi-family homes, as well as commercial clients.

Our first acquisition was on March 3, 2017, pursuant to which our subsidiary 1847 Neese Inc. (“1847 Neese”) acquired Neese, Inc., a business specializing in providing a wide range of land application services and selling equipment and parts in Grand Junction, Iowa. On April 19, 2021, we sold 1847 Neese back to the original owners.

On April 5, 2019, our subsidiary 1847 Goedeker Inc. (“1847 Goedeker”) acquired substantially all of the assets of Goedeker Television Co., a one-stop e-commerce destination for home furnishings, including appliances, furniture, home goods and related products. On October 23, 2020, we distributed all of the shares of 1847 Goedeker that we held to our shareholders, so we no longer own 1847 Goedeker.

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

Recent Developments

On April 20, 2022, we entered into a securities purchase agreement with Ellery W. Roberts, our Chief Executive Officer, pursuant to which we sold 28,333 units, at a price of $3.00 per unit, for aggregate gross proceeds of $85,000. On May 12, 2022, we sold an additional 16,667 units to Mr. Roberts for aggregate gross proceeds of $50,000. Each unit consists of one (1) series B senior convertible preferred share and a three-year warrant to purchase one (1) common share at an exercise price of $3.00 per share (subject to adjustment), which may be exercised on a cashless basis under certain circumstances.

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

Management Fees

On April 15, 2013, the Company and the Manager entered into a management services agreement, pursuant to which the Company is required to pay the Manager a quarterly management fee equal to 0.5% of its adjusted net assets for services performed (the “Parent Management Fee”). The amount of the Parent Management Fee with respect to any fiscal quarter is (i) reduced by the aggregate amount of any management fees received by the Manager under any offsetting management services agreements with respect to such fiscal quarter, (ii) reduced (or increased) by the amount of any over-paid (or under-paid) Parent Management Fees received by (or owed to) the Manager as of the end of such fiscal quarter, and (iii) increased by the amount of any outstanding accrued and unpaid Parent Management Fees. The Company expensed $0 in Parent Management Fees for the three months ended March 31, 2022 and 2021.

1847 Neese entered into an offsetting management services agreement with the Manager on March 3, 2017, which is included in discontinued operations, 1847 Asien entered into an offsetting management services agreement with the Manager on May 28, 2020, 1847 Cabinet entered into an offsetting management services agreement with the Manager on August 21, 2020 (which was amended and restated on October 8, 2021) and 1847 Wolo entered into an offsetting management services agreement with the Manager on March 30, 2021. Pursuant to the offsetting management services agreements, 1847 Neese appointed the Manager to provide certain services to it for a quarterly management fee equal to $62,500, 1847 Asien appointed the Manager to provide certain services to it for a quarterly management fee equal to the greater of $75,000 or 2% of adjusted net assets (as defined in the management services agreement), 1847 Cabinet appointed the Manager to provide certain services to it for a quarterly management fee equal to the greater of $75,000 or 2% of adjusted net assets (as defined in the management services agreement), which was increased to $125,000 or 2% of adjusted net assets on October 8, 2021, and 1847 Wolo appointed the Manager to provide certain services to it for a quarterly management fee equal to the greater of $75,000 or 2% of adjusted net assets (as defined in the management services agreement); provided, however, in each case that if the aggregate amount of management fees paid or to be paid by such entities, together with all other management fees paid or to be paid to the Manager under other offsetting management services agreements, exceeds, or is expected to exceed, 9.5% of our gross income in any fiscal year or the Parent Management Fee in any fiscal quarter, then the management fee to be paid by such entities shall be reduced, on a pro rata basis determined by reference to the other management fees to be paid to the Manager under other offsetting management services agreements.

Each of these subsidiaries shall also reimburse the Manager for all of their costs and expenses which are specifically approved by their board of directors, including all out-of-pocket costs and expenses, which are actually incurred by the Manager or its affiliates on behalf of these subsidiaries in connection with performing services under the offsetting management services agreements.

1847 Asien expensed management fees of $75,000 and $75,000 for the three months ended March 31, 2022 and 2021, respectively.

1847 Cabinet expensed management fees of $125,000 and $75,000 for the three months ended March 31, 2022 and 2021, respectively.

1847 Wolo expensed management fees of $75,000 for the three months ended March 31, 2022.

On a consolidated basis, the Company expensed total management fees of $275,000 and $260,000 for the three months ended March 31, 2022 and 2021, respectively.

Segments

The Financial Accounting Standards Board, or FASB, Accounting Standard Codification, or ASC, Topic 280, Segment Reporting, requires that an enterprise report selected information about reportable segments in its financial reports issued to its shareholders. As of March 31, 2022, we have three reportable segments - the retail and appliances segment, which is operated by Asien’s, the construction segment, which is operated by Kyle’s, High Mountain and Innovative Cabinets, and the automotive supplies segment, which is operated by Wolo.

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

Discontinued Operations

On April 19, 2021, we entered into a stock purchase agreement with Alan Neese and Katherine Neese, pursuant to which they purchased our 55% ownership interest in 1847 Neese for a purchase price of $325,000 in cash. As a result of this transaction, 1847 Neese is no longer a subsidiary of the Company. All financial information of 1847 Neese previously presented as part of land management services operations are classified as discontinued operations and not presented as part of continuing operations for the three months ended March 31, 2021.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table sets forth key components of our results of operations during the three months ended March 31, 2022 and 2021, both in dollars and as a percentage of our revenues.

	Three Months Ended March 31,
	2022		2021
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$12,073,878	100.0%	$4,780,275	100.0%
Operating expenses
Cost of sales	7,749,130	64.2%	3,260,682	68.2%
Personnel	1,577,700	13.1%	484,672	10.1%
Depreciation and amortization	511,371	4.2%	122,106	2.6%
General and administrative	2,166,207	17.9%	1,324,196	27.7%
Total operating expenses	12,004,408	99.4%	5,191,656	108.6%
Income (loss) from operations	69,470	0.6%	(411,381)	(8.6)%
Other income (expenses)
Other income	318	0.0%	-	-
Interest expense	(906,743)	(7.5)%	(45,121)	(0.9)%
Gain on forgiveness of debt	-	-	360,302	7.5%
Gain on sale of property and equipment	32,747	0.3%	-	-
Loss on adjustment shares	-	-	(757,792)	(15.9)%
Total other income (expense)	(873,678)	(7.2)%	(442,611)	(9.3)%
Net loss before income taxes	(804,208)	(6.7)%	(853,992)	(17.9)%
Income expense	(123,000)	(1.0)%	-	-
Net loss from continuing operations	$(927,208)	(7.7)%	$(853,992)	(17.9)%

Revenues. Our total revenues were $12,073,878 for the three months ended March 31, 2022, as compared to $4,780,275 for the three months ended March 31, 2021.

The retail and appliances segment generates revenue through the sales of home furnishings, including appliances and related products. Revenues from the retail and appliances segment decreased by $743,582, or 22.8%, to $2,520,784 for the three months ended March 31, 2022 from $3,264,366 for the three months ended March 31, 2021. Such decrease was primarily due to ongoing supply chain delays with appliance manufactures and the increased time it takes to receive products.

The construction segment generates revenue through the sale of finished carpentry products and services, including doors, door frames, base boards, crown molding, cabinetry, bathroom sinks and cabinets, bookcases, built-in closets, and fireplace mantles, among others, as well as kitchen countertops. Revenues from the construction segment increased by $6,395,194, or 421.9%, to $7,911,103 for the three months ended March 31, 2022 from $1,515,909 for the three months ended March 31, 2021. Such increase was primarily due to the acquisitions of High Mountain and Innovative Cabinets, which were acquired in the fourth quarter of 2021. Excluding these acquisitions, revenues from the construction segment increased by $145,845, or 9.6%. Such increase was primarily due to increases in the average customer contract in the construction segment.

The automotive supplies segment generates revenue through the design and sale of horn and safety products (electric, air, truck, marine, motorcycle and industrial equipment), including vehicle emergency and safety warning lights for cars, trucks, industrial equipment and emergency vehicles. Revenues from the automotive supplies segment were $1,641,991 for the three months ended March 31, 2022.

Cost of sales. Our total cost of sales was $7,749,130 for the three months ended March 31, 2022, as compared to $3,260,682 for the three months ended March 31, 2021.

Cost of sales for the retail and appliances segment consists of the cost of purchased merchandise plus the cost of delivering merchandise and where applicable installation, net of promotional rebates and other incentives received from vendors. Cost of sales for the retail and appliances segment decreased by $635,202, or 25.3%, to $1,871,450 for the three months ended March 31, 2022 from $2,506,652 for the three months ended March 31, 2021. Such decrease was primarily due to corresponding the decrease in revenues from the retail and appliance segment. As a percentage of retail and appliances revenues, cost of sales for the retail and appliances segment was 74.2% and 76.8% for the three months ended March 31, 2022 and 2021, respectively.

Cost of sales for the construction segment consists of finished goods, lumber, hardware and materials and plus direct labor and related costs, net of any material discounts from vendors. Cost of sales for the construction segment increased by $4,125,561, or 547.1%, to $4,879,591 for the three months ended March 31, 2022 from $754,030 for the three months ended March 31, 2021. Such increase was primarily due to the acquisitions of High Mountain and Innovative Cabinets, which were acquired in the fourth quarter of 2021. Excluding these acquisitions, cost of sales for the construction segment increased by $151,350, or 20.1%. Such increase was primarily due to corresponding the increase in revenues from the construction segment, as well as increased product and delivery costs. As a percentage of construction revenues, cost of sales for the construction segment was 54.5% and 49.7% for the three months ended March 31, 2022 and 2021, respectively.

Cost of sales for the automotive supplies segment consists of the costs of purchased finished goods plus freight and tariff costs. Cost of sales for the automotive supplies segment was $998,089 for the three months ended March 31, 2022. As a percentage of automotive supplies revenues, cost of sales for the automotive supplies segment was 60.8% for the three months ended March 31, 2022.

Personnel costs. Personnel costs include employee salaries and bonuses plus related payroll taxes. It also includes health insurance premiums, 401(k) contributions, and training costs. Our total personnel costs were $1,577,700 for the three months ended March 31, 2021, as compared to $484,672 for the three months ended March 31, 2021.

Personnel costs for the retail and appliances segment decreased by $22,695, or 9.0%, to $230,388 for the three months ended March 31, 2022 from $253,083 for the three months ended March 31, 2021. Such decrease was primarily due to decreased employee headcount as a result of decreased operations from the retail and appliances segment. As a percentage of retail and appliances revenue, personnel costs for the retail and appliances segment were 9.1% and 7.8% for the three months ended March 31, 2022 and 2021, respectively.

Personnel costs for the construction segment increased by $902,621, or 389.8%, to $1,134,210 for the three months ended March 31, 2022 from $231,589 for the three months ended March 31, 2021. Such increase was primarily due to the acquisitions of High Mountain and Innovative Cabinets, which were acquired in the fourth quarter of 2021. Excluding these acquisitions, personnel costs for the construction segment decreased by $26,290, or 11.4%. Such decrease was primarily due to decreased office personnel headcount in the construction segment. As a percentage of construction revenue, personnel costs for the construction segment were 12.4% and 15.3% for the three months ended March 31, 2022 and 2021, respectively.

Personnel costs for the automotive supplies segment were $300,328 for the three months ended March 31, 2022. As a percentage of automotive supplies revenue, personnel costs for the automotive supplies segment were 18.3% for the three months ended March 31, 2022.

Depreciation and amortization. Our total depreciation and amortization expense was $511,371 for the three months ended March 31, 2022, as compared to $122,106 for the three months ended March 31, 2022.

General and administrative expenses. Our general and administrative expenses consist primarily of professional advisor fees, stock-based compensation, bad debts reserve, rent expense, advertising, bank fees, and other expenses incurred in connection with general operations. Our total general and administrative expenses were $2,166,207 for the three months ended March 31, 2022, as compared to $1,324,196 for the three months ended March 31, 2021.

General and administrative expenses for the retail and appliances segment increased by $14,907, or 3.4%, to $449,494 for the three months ended March 31, 2022 from $434,587 for the three months ended March 31, 2021. Such increase was primarily due to increased marketing and professional fees. As a percentage of retail and appliances revenue, general and administrative expenses for the retail and appliances segment were 17.8% and 13.3% for the three months ended March 31, 2022 and 2021, respectively.

General and administrative expenses for the construction segment increased by $901,247, or 418.6%, to $1,116,558 for the three months ended March 31, 2022 from $215,311 for the three months ended March 31, 2021. Such increase was primarily due to the acquisitions of High Mountain and Innovative Cabinets, which were acquired in the fourth quarter of 2021. Excluding these acquisitions, general and administrative expenses for the construction segment increased by $45,097, or 20.9%. Such increase was primarily due to increased rent from a new facility lease, as well as increased professional fees in the construction segment. As a percentage of construction revenue, general and administrative expenses for the construction segment were 15.7% and 14.2% for the three months ended March 31, 2022 and 2021, respectively.

General and administrative expenses for the automotive supplies segment were $386,781 for the three months ended March 31, 2022. As a percentage of automotive supplies revenue, general and administrative expenses for the automotive supplies segment were 23.6% for the three months ended March 31, 2022.

General and administrative expenses for our holding company increased by $137,371, or 180.7%, to $213,374 for the three months ended March 31, 2022 from $76,003 for the three months ended March 31, 2021. Such increase was primarily due to increased corporate costs and professional fees.

Total other income (expense). We had $873,678 in total other expense, net, for the three months ended March 31, 2022, as compared to other expense, net, of $442,611 for the three months ended March 31, 2021. Other expense, net, for the three months ended March 31, 2022 consisted of $906,743 of interest expense, offset by a gain on disposal of property of equipment of $32,747 and other income of $318, while other expense, net, for the three months ended March 31, 2021 consisted of loss on adjustment shares of $757,792 and interest expense of $45,121, offset by a gain on forgiveness of debt of $360,302.

Income tax expense.  We had an income tax expense of $123,000 for the three months ended March 31, 2022, as compared to $0 for the three months ended March 31, 2021.

Net loss from continuing operations. As a result of the cumulative effect of the factors described above, our net loss from continuing operations was $927,208 for the three months ended March 31, 2022, as compared to a net loss of $853,992 for the three months ended March 31, 2021.

Liquidity and Capital Resources

As of March 31, 2021, we had cash and cash equivalents of $1,638,924. To date, we have financed our operations primarily through revenue generated from operations, cash proceeds from financing activities, borrowings, and equity contributions by our shareholders.

Although we do not believe that we will require additional cash to continue our operations over the next twelve months, we do believe additional funds are required to execute our business plan and our strategy of acquiring additional businesses. The funds required to execute our business plan will depend on the size, capital structure and purchase price consideration that the seller of a target business deems acceptable in a given transaction. The amount of funds needed to execute our business plan also depends on what portion of the purchase price of a target business the seller of that business is willing to take in the form of seller notes or our equity or equity in one of our subsidiaries. Given these factors, we believe that the amount of outside additional capital necessary to execute our business plan on the low end (assuming target company sellers accept a significant portion of the purchase price in the form of seller notes or our equity or equity in one of our subsidiaries) ranges between $100,000 to $250,000. If, and to the extent, that sellers are unwilling to accept a significant portion of the purchase price in seller notes and equity, then the cash required to execute our business plan could be as much as $5,000,000 . We will seek growth as funds become available from cash flow, borrowings, additional capital raised privately or publicly, or seller retained financing.

Our primary use of funds will be for future acquisitions, public company expenses including regular distributions to our shareholders, investments in future acquisitions, payments to the Manager pursuant to the management services agreement, potential payment of profit allocation to the Manager and potential put price to the Manager in respect of the allocation shares it owns. The management fee, expenses, potential profit allocation and potential put price are paid before distributions to shareholders and may be significant and exceed the funds we hold, which may require us to dispose of assets or incur debt to fund such expenditures. See Item 1. “Business—Our Manager” included in our Annual Report on Form 10-K for the year ended December 31, 2021 for more information concerning the management fee, the profit allocation and put price.

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

The Manager, as holder of 100% of our allocation shares, is entitled to receive a twenty percent (20%) profit allocation as a form of preferred equity distribution, subject to an annual hurdle rate of eight percent (8%), as follows. Upon the sale of a company subsidiary, the Manager will be paid a profit allocation if the sum of (i) the excess of the gain on the sale of such subsidiary over a high water mark plus (ii) the subsidiary’s net income since its acquisition by the Company exceeds the 8% hurdle rate. The 8% hurdle rate is the product of (i) a 2% rate per quarter, multiplied by (ii) the number of quarters such subsidiary was held by the Company, multiplied by (iii) the subsidiary’s average share (determined based on gross assets, generally) of our consolidated net equity (determined according to United States generally accepted accounting principles with certain adjustments). In certain circumstances, after a subsidiary has been held for at least 5 years, the Manager may also trigger a profit allocation with respect to such subsidiary (determined based solely on the subsidiary’s net income since its acquisition). The amount of profit allocation may represent a significant cash payment and is senior in right to payments of distributions to our shareholders. Therefore, the amount of profit allocation paid, when paid, will reduce the amount of cash available to us for our operating and investing activities, including future acquisitions. See Item 1. “Business—Our Manager—Our Manager as an Equity Holder—Manager’s Profit Allocation” included in our Annual Report on Form 10-K for the year ended December 31, 2021 for more information on the calculation of the profit allocation.

Our operating agreement also contains a supplemental put provision, which gives the Manager the right, subject to certain conditions, to cause us to purchase the allocation shares then owned by the Manager upon termination of the management services agreement. The amount of put price under the supplemental put provision is determined by assuming all of our subsidiaries are sold at that time for their fair market value and then calculating the amount of profit allocation would be payable in such a case. If the management services agreement is terminated for any reason other than the Manager’s resignation, the payment to the Manager could be as much as twice the amount of such hypothetical profit allocation. As is the case with profit allocation, the calculation of the put price is complex and based on many factors that cannot be predicted with any certainty at this time. See Item 1. “Business—Our Manager—Our Manager as an Equity Holder—Supplemental Put Provision” included in our Annual Report on Form 10-K for the year ended December 31, 2021 for more information on the calculation of the put price. The put price obligation, if the Manager exercises its put right, will represent a significant cash payment and is senior in right to payments of distributions to our shareholders. Therefore, the amount of put price will reduce the amount of cash available to us for our operating and investing activities, including future acquisitions.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the period indicated:

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities from continuing operations	$(536,260)	$(360,719)
Net cash provided by (used in) investing activities from continuing operations	(31,055)	945,704
Net cash provided by financing activities from continuing operations	822,706	173,559
Net increase in cash and cash equivalents from continuing operations	255,391	758,544
Cash and cash equivalents from continuing operations at beginning of period	1,383,533	1,380,349
Cash and cash equivalents from continuing operations at end of period	$1,638,924	$2,138,893

Net cash used in operating activities from continuing operations was $536,260 for the three months ended March 31, 2022, as compared to $360,719 for the three months ended March 31, 2021. For the three months ended March 31, 2022, the net loss from continuing operations of $927,208, changes in receivables of 539,818, inventory of $378,192, contract liabilities of $851,454, and operating lease liabilities of $83,729, offset by changes in depreciation and amortization of $511,371, amortization and of debt discounts of $249,374, amortization of right-of-use assets of $98,031, prepaid expenses and other current assets of $311,511, accounts payable and accrued expenses of $964,586, and customer deposits of $212,284, were the primary drivers of the net cash used in operating activities. For the three months ended March 31, 2021, the net loss from continuing operations of $755,811, changes in receivables of $124,065, inventory of $115,545, prepaids and other costs of $62,071, contract liabilities of $122,247, and non-cash forgiveness of debt of $360,302, offset by an changes in accounts payable and accrued expenses of $65,969, customer deposits of $328,580, depreciation and amortization of $122,106, and loss on adjustment shares of $757,792 in common share issuances, were the primary drivers of the net cash provided by operating activities.

Net cash used in investing activities from continuing operations was $31,055 for the three months ended March 31, 2022, as compared to net cash provided by investing activities from continuing operations of $945,704 for the three months ended March 31, 2021. Net cash used in investing activities for the three months ended March 31, 2022 consisted of purchases of property and equipment of $66,291 and investments in certificates of deposit of $262, offset by proceeds from the disposal of property of equipment of $35,498, while net cash provided by investing actives for the three months ended March 31, 2021 consisted of net cash acquired from the acquisition of Wolo of $1,094,524, offset by the purchase of equipment and vehicles of $148,820.

Net cash provided by financing activities from continuing operations was $822,706 for the three months ended March 31, 2022, as compared to $173,559 for the three months ended March 31, 2021. Net cash provided by financing activities for the three months ended March 31, 2022 consisted of net proceeds from the issuance of series B senior convertible preferred shares of $1,266,000, offset by repayments of notes payables and finance lease liabilities of $58,317, dividends on preferred shares of $135,215, and dividends on common shares of $249,762, while net cash provided by financing activities for the three months ended March 31, 2021 consisted of net proceeds of $3,000,000 from the sale of units described below, net line of credit proceeds of $569,395 and proceeds from vehicle loans of $123,405, offset by the repayments of notes payable and finance lease liabilities of $143,432, payments to Wolo’s seller of $3,000,000 and to Kyle’s seller of $33,630, payments of preferred dividends of $176,950 and the payment of financing costs of $165,229.

Series A Unit Offering

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

Series B Unit Offering

On February 24, 2022, we sold an aggregate of 320,333 units, at a price of $3.00 per unit, for aggregate gross proceeds of $961,000. On March 24, 2022, we sold an additional 106,666 units for aggregate gross proceeds of $320,000. Each unit consists of one (1) series B senior convertible preferred share and a three-year warrant to purchase one (1) common share at an exercise price of $3.00 per share (subject to adjustment), which may be exercised on a cashless basis under certain circumstances.

Subscription Agreement

On March 29, 2021, we entered into a subscription agreement with 1847 Wolo, pursuant to which 1847 Wolo issued 1,000 shares of its series A preferred stock to us for gross proceeds to 1847 Wolo of $3,000,000. The series A preferred stock has no voting rights and is not convertible into the common stock or any other securities of 1847 Wolo. Dividends at the rate per annum of 16.0% of the stated value of $3,000 per share shall accrue on the series A preferred stock (subject to adjustment) and shall accrue from day to day, whether or not declared, and shall be cumulative. Accruing dividends are payable quarterly in arrears on each of the following dividend payment dates: January 15, April 15, July 15 and October 15 beginning on April 15, 2021. Upon any liquidation, dissolution or winding up of 1847 Wolo, before any payment shall be made to the holders of 1847 Wolo’s common stock, the series A preferred stock then outstanding shall be entitled to be paid out of the funds and assets available for distribution to 1847 Wolo’s stockholders an amount per share equal to the stated value of $3,000 per share, plus any accrued, but unpaid dividends.

Debt

Secured Convertible Promissory Notes

On October 8, 2021, we and each of our subsidiaries 1847 Asien, 1847 Wolo, 1847 Cabinet, Asien’s, Wolo, Kyle’s, High Mountain and Innovative Cabinets, entered into a note purchase agreement with two institutional investors, including Leonite, pursuant to which we issued to these purchasers secured convertible promissory notes in the aggregate principal amount of $24,860,000. The notes contain an aggregate original issue discount of $497,200. As a result, the total purchase price was $24,362,800. After payment of expenses of $617,825, we received net proceeds of $23,744,975, of which $10,687,500 was used to fund the cash portion of the purchase price for the acquisition of High Mountain and Innovative Cabinets. In addition, as consideration for the financing, we granted the financing agent 750,000 warrants with a fair value of $956,526 and 7.5% interest in High Mountain and Innovative Cabinets which had a fair value of $1,146,803. The agent fees were reflected as a discount against the convertible note payable with the warrants being included in additional paid in capital and the equity interest being including within noncontrolling interest on the consolidated balance sheet. The remaining principal balance of the notes at March 31, 2022 is $21,948,421, net of debt discounts of $2,911,579, and they have accrued interest of $489,698.

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

6% Subordinated Convertible Promissory Notes

A portion of the purchase price for the acquisition of High Mountain and Innovative Cabinets on October 8, 2021 was paid by the issuance of 6% subordinated convertible promissory notes in the aggregate principal amount of $5,880,345 by 1847 Cabinet to the sellers of High Mountain and Innovative Cabinets. The remaining principal balance of the notes at March 31, 2022 is $4,931,608, net of debt discount at $948,738, and they have accrued interest of $196,468.

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

6% Amortizing Promissory Note

On July 29, 2020, 1847 Asien entered into a securities purchase agreement with Joerg Christian Wilhelmsen and Susan Kay Wilhelmsen, as trustees of the Wilhelmsen Family Trust, U/D/T Dated May 1, 1992 (the “Asien’s Seller”), pursuant to which the Asien’s Seller sold 415,000 of our common shares to 1847 Asien a purchase price of $2.50 per share. As consideration, 1847 Asien issued to the Asien’s Seller a two-year 6% amortizing promissory note in the aggregate principal amount of $1,037,500. On October 8, 2021, 1847 Asien and the Asien’s Seller entered into amendment no. 1 to securities purchase agreement to amend certain terms of the securities purchase agreement and the 6% amortizing promissory note. Pursuant to the amendment, the repayment terms of the 6% amortizing promissory note were revised so that one-half (50%) of the outstanding principal amount ($518,750) and all accrued interest thereon shall be amortized on a two-year straight-line basis and payable quarterly in accordance with the amortization schedule set forth on Exhibit A to the amendment, except for the payments that were initially scheduled on January 1, 2022 and April 1, 2022, which were paid from the proceeds of the senior convertible promissory notes described above, and the second-half (50%) of the outstanding principal amount ($518,750) and all accrued, but unpaid interest thereon shall be paid on the second anniversary of the date of the 6% amortizing promissory note, along with any other unpaid principal or accrued interest thereon. The note is unsecured and contains customary events of default. The remaining principal balance of the note at March 31, 2022 was $581,963 and it had accrued interest of $40,880.

Vesting Promissory Note

A portion of the purchase price for the acquisition of Kyle’s on September 30, 2020 was paid by the issuance of a vesting promissory note by 1847 Cabinet to Stephen Mallatt, Jr. and Rita Mallatt in the principal amount of $1,050,000, which increased to a principal amount of up to $1,260,000 pursuant to the vested percentage calculation described below. Payment of the principal and accrued interest on the note is subject to vesting as described below. The note bears interest on the vested portion of principal amount at the rate of eight percent (8%) per annum. To the extent vested, the vested portion of the principal and all accrued but unpaid interest on such vested portion of the principal shall be paid in one lump sum on the last day of the thirty-sixth (36th) month following the date of the note.

The vested principal of the note due at the maturity date shall be calculated each year based on the average annual consolidated EBITDA (as defined in the note) of 1847 Cabinet for each of the years ended December 31, 2020, 2021 and 2022. The EBITDA for each year shall be divided by $1.4 million multiplied by 100 to obtain the vested percentage. The vested principal for each year shall be equal to the vested percentage for that year multiplied by $350,000. To the extent that the vested percentage for the subject year is less than 80%, no portion of the note for that year shall vest. To the extent that the vested percentage for the subject year is equal to or greater than 120%, the vested principal shall be equal to $420,000 for that year and no more. For the year ended December 31, 2020, EBITDA of 1847 Cabinet was approximately $1,531,000, resulting in a vested amount of approximately $415,000. For the year ended December 31, 2021, EBITDA of 1847 Cabinet was approximately $427,504, resulting in an additional vested amount of approximately $602,204. As of March 31, 2022, the outstanding balance of this note was $1,001,183.

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

The note contains customary events of default. The right of the holders to receive payments under the note is subordinated to all indebtedness of 1847 Cabinet, whether outstanding as of the closing date or thereafter created, to banks, insurance companies and other financial institutions or funds, and federal or state taxation authorities.

Financing Leases

On February 14, 2019, High Mountain entered in an equipment financing lease to purchase a lift truck for $24,337, which matures on January 19, 2024. The balance payable was $9,792 as of March 31, 2022.

On April 10, 2019, High Mountain entered in an equipment financing lease to purchase equipment for $67,577, which matures on April 1, 2024. The balance payable was $30,961 as of March 31, 2022.

On June 2, 2020, High Mountain entered in an equipment financing lease to purchase office printers for $9,240, which matures on May 2, 2024. The balance payable was $5,187 as of March 31, 2022.

On May 6, 2021, Kyle’s entered in an equipment financing lease to purchase equipment for $276,896, which matures on December 1, 2027. The balance payable was $258,821 as of March 31, 2022.

On October 12, 2021, Kyle’s entered in an equipment financing lease to purchase equipment for $245,375, which matures on December 1, 2027. The balance payable was $228,842 as of March 31, 2022.

On March 28, 2022, Kyle’s entered in an equipment financing lease to purchase equipment for $245,395, which matures on January 28, 2028. The balance payable was $239,208 as of March 31, 2022.

On March 28, 2022, Kyle’s entered in an equipment financing lease to purchase equipment for $71,403, which matures on January 28, 2028. The balance payable was $69,463 as of March 31, 2022.

Vehicle Loans

Asien’s has entered into seven retail installment sale contracts pursuant to which Asien’s agreed to finance its delivery trucks at rates ranging from 3.74% to 8.72% with an aggregate remaining principal amount of $136,781 as of March 31, 2022.

Kyle’s has entered into two retail installment sale contracts pursuant to which Kyle’s agreed to finance its delivery trucks at rates ranging from 5.90% to 6.54% with an aggregate remaining principal amount of $61,022 as of March 31, 2022.

High Mountain has entered into twelve retail installment sale contracts pursuant to which it agreed to finance delivery trucks and equipment at rates ranging from 3.74% to 6.34% with an aggregate remaining principal amount of $110,285 as of March 31, 2022.

Innovative Cabinets has entered into two retail installment sale contracts pursuant to which it agreed to finance delivery trucks and equipment at rates of 3.74% with an aggregate remaining principal amount of $18,633 as of March 31, 2022.

Total Debt

The following table shows aggregate figures for the total debt, net of discounts, described above that is coming due in the short and long term as of March 31, 2022. See the above disclosures for more details regarding these loans.

	Short-Term	Long-Term	Total Debt
Secured Convertible Promissory Notes	$-	$21,948,421	$21,948,421
6% Subordinated Convertible Promissory Notes	-	4,931,608	4,931,608
6% Amortizing Promissory Note	581,961	-	581,961
Vesting Promissory Note	-	1,011,183	1,011,183
Financing Leases	143,865	698,409	842,274
Vehicle Loans	104,322	222,399	326,721
Total	$830,148	$28,812,020	$29,642,168

Contractual Obligations

Our principal commitments consist mostly of obligations under the loans described above and other contractual commitments described below.

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

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate these estimates. These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

For a description of the accounting policies that, in management’s opinion, involve the most significant application of judgment or involve complex estimation and which could, if different judgment or estimates were made, materially affect our reported financial position, results of operations, or cash flows, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2022.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2022. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which we are still in the process of remediating as of March 31, 2022, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for the description of these weaknesses.

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

During its evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2022, our management identified the following material weaknesses:

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

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, our management has identified the steps necessary to address the material weaknesses, and in the first quarter of 2022, we continued to implement the following remedial procedures:

●	On September 7, 2021, we hired Vernice Howard as our Chief Financial Officer. Ms. Howard has over 30 years of experience in the fields of finance and accounting and has significant GAAP and SEC reporting experience.

●	We plan to make necessary changes by providing training to our financial team and our other relevant personnel on the GAAP accounting guidelines applicable to financial reporting requirements.

●	In the first quarter of 2022, we engaged a financial reporting consultant to provide outsourced accounting and financial reporting services.

●	In the first quarter of 2022, we also put in place new policies and procedures at the subsidiary level to standardize accounting procedures across all business units. We also plan to hire additional skilled accounting personnel at the subsidiary companies to implement the policies and procedures.

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

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during the first quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during three months ended March 31, 2022 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

We did not repurchase any of our common shares during the three months ended March 31, 2022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the first quarter of fiscal 2022 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS.

Exhibit No.	Description of Exhibit
3.1	Certificate of Formation of 1847 Holdings LLC (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed on February 7, 2014)
3.2	Second Amended and Restated Operating Agreement of 1847 Holdings LLC, dated January 19, 2018 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 22, 2018)
3.3	Amendment No. 1 to Second Amended and Restated Operating Agreement of 1847 Holdings LLC, dated August 5, 2021 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 11, 2021)
4.1	Amended and Restated Share Designation of Series A Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on April 1, 2021)
4.2	Amendment No. 1 to Amended and Restated Share Designation of Series A Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on October 5, 2021)
4.3	Share Designation of Series B Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 2, 2022)
4.4	Form of Common Share Purchase Warrant relating to 2020 private placement (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on October 7, 2020)
4.5	Form of Common Share Purchase Warrant relating to 2021 private placement (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on April 1, 2021)
4.6	Form of Common Share Purchase Warrant relating to 2022 private placement (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on March 2, 2022)
4.7	Warrant for Common Shares issued by 1847 Holdings LLC to Leonite Capital LLC on October 8, 2021 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on October 13, 2021)
4.8	Warrant for Common Shares issued by 1847 Holdings LLC to Leonite Capital LLC on October 8, 2021 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on October 13, 2021)
10.1	Form of Securities Purchase Agreement relating to 2022 private placement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 2, 2022)
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 16, 2022	1847 HOLDINGS LLC

/s/ Ellery W. Roberts
	Name:	Ellery W. Roberts
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Vernice L. Howard
	Name:	Vernice L. Howard
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)