Form 10-Q
period 2022-06-30
1847 Holdings LLC
filed 2022-08-12
CIK 1599407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022

or

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares	EFSH	NYSE American LLC

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

As of August 11, 2022, there were 4,002,285 common shares of the registrant issued and outstanding.

1847 HOLDINGS LLC

Quarterly Report on Form 10-Q

Period Ended June 30, 2022

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

1847 HOLDINGS LLC

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$1,326,736	$1,383,533
Investments	276,956	276,429
Receivables, net	5,134,926	3,378,996
Contract assets	79,958	88,466
Inventories, net	4,995,409	5,427,302
Prepaid expenses and other current assets	250,725	582,048
Total Current Assets	12,064,710	11,136,774

Property and equipment, net	1,924,230	1,695,311
Operating lease right-of-use assets	3,219,470	3,192,604
Goodwill	19,452,270	19,452,270
Intangible assets, net	10,714,513	11,443,897
Other long-term assets	61,266	85,691
TOTAL ASSETS	$47,436,459	$47,006,547

LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$6,888,037	$4,818,672
Contract liabilities	1,213,297	2,547,903
Customer deposits	3,256,404	3,465,259
Due to related parties	193,762	193,762
Current portion of operating lease liabilities	703,112	613,696
Current portion of finance lease liabilities	145,874	100,652
Current portion of notes payable, net	685,214	692,522
Total Current Liabilities	13,085,700	12,432,466

Operating lease liabilities, net of current portion	2,598,368	2,607,862
Finance lease liabilities, net of current portion	672,714	455,905
Notes payable, net of current portion	197,216	251,401
Convertible notes payable, net of current portion	27,133,955	26,630,655
Contingent note payable, net of current portion	1,001,183	1,001,183
Deferred tax liability, net	1,557,000	2,070,000
TOTAL LIABILITIES	46,246,136	45,449,472

Mezzanine Equity
Series A senior convertible preferred shares, 4,450,460 shares designated; 1,684,849 and 1,818,182 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	1,415,100	1,655,404
Series B senior convertible preferred shares, 583,334 shares designated; 481,566 and zero shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	1,257,650	-
TOTAL MEZZANINE EQUITY	2,672,750	1,655,404

Shareholders’ Deficit
Allocation shares, 1,000 shares authorized; 1,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	1,000	1,000
Common shares, $0.001 par value, 500,000,000 shares authorized; 1,248,829 and 1,210,733 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	1,249	1,211
Distribution receivable	(2,000,000)	(2,000,000)
Additional paid-in capital	22,007,040	21,723,042
Accumulated deficit	(22,365,134)	(20,754,394)
TOTAL 1847 HOLDINGS SHAREHOLDERS’ DEFICIT	(2,355,845)	(1,029,141)
NON-CONTROLLING INTERESTS	873,418	930,812
TOTAL SHAREHOLDERS’ DEFICIT	(1,482,427)	(98,329)
TOTAL LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ DEFICIT	$47,436,459	$47,006,547

The accompanying notes are an integral part of these condensed consolidated financial statements.

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$12,891,243	$6,647,954	$24,965,121	$11,428,229

Operating Expenses
Cost of sales	8,078,883	4,514,789	15,828,013	7,775,471
Personnel	1,587,173	836,568	3,164,873	1,321,240
Depreciation and amortization	498,974	126,072	1,010,345	248,178
General and administrative	2,380,444	1,350,330	4,546,651	2,674,526
Total Operating Expenses	12,545,474	6,827,759	24,549,882	12,019,415

INCOME (LOSS) FROM OPERATIONS	345,769	(179,805)	415,239	(591,186)

Other Income (Expense)
Other income (expense)	357	(3,539)	675	(3,539)
Interest expense	(932,123)	(136,512)	(1,838,866)	(181,633)
Gain on forgiveness of debt	-	-	-	360,302
Gain (loss) on disposal of property and equipment	(671)	-	32,076	-
Gain on disposition of subsidiary	-	3,282,804	-	3,282,804
Loss on adjustment shares	-	-	-	(757,792)
Total Other Income (Expense)	(932,437)	3,142,753	(1,806,115)	2,700,142

NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(586,668)	2,962,948	(1,390,876)	2,108,956
INCOME TAX BENEFIT FROM CONTINUING OPERATIONS	439,000	21,900	316,000	21,900
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(147,668)	2,984,848	(1,074,876)	2,130,856
NET INCOME FROM DISCONTINUED OPERATIONS	-	61,895	-	240,405
NET INCOME (LOSS)	$(147,668)	$3,046,743	$(1,074,876)	$2,371,261

NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS FROM CONTINUING OPERATIONS	(3,216)	(16,250)	(57,394)	(41,620)
NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS FROM DISCONTINUED OPERATIONS	-	27,853	-	108,182
NET INCOME (LOSS) ATTRIBUTABLE TO 1847 HOLDINGS	$(144,452)	$3,035,140	$(1,017,482)	$2,304,699

NET INCOME (LOSS) FROM CONTINUING OPERATIONS ATTRIBUTABLE TO 1847 HOLDINGS	(144,452)	3,001,098	(1,017,482)	2,172,476
NET INCOME FROM DISCONTINUED OPERATIONS ATTRIBUTABLE TO 1847 HOLDINGS	-	34,042	-	132,223
NET INCOME (LOSS) ATTRIBUTABLE TO 1847 HOLDINGS	$(144,452)	$3,035,140	$(1,017,482)	$2,304,699

PREFERRED SHARE DIVIDENDS	(208,281)	(310,679)	(343,496)	(499,388)
DEEMED DIVIDEND RELATED TO ISSUANCE OF PREFERRED SHARES	-	-	-	(1,527,086)
NET INCOME (LOSS) ATTRIBUTABLE TO 1847 HOLDINGS COMMON SHAREHOLDERS	$(352,733)	$2,724,461	$(1,360,978)	$278,225

EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO 1847 HOLDINGS COMMON SHAREHOLDERS
BASIC
EARNINGS (LOSS) PER COMMON SHARE FROM CONTINUING OPERATIONS	$(0.28)	$2.22	$(1.10)	$0.13
EARNINGS PER COMMON SHARE FROM DISCONTINUED OPERATIONS	-	0.03	-	0.11
EARNINGS (LOSS) PER COMMON SHARE	$(0.28)	$2.25	$(1.10)	$0.24
DILUTED
EARNINGS (LOSS) PER COMMON SHARE FROM CONTINUING OPERATIONS	$(0.28)	$1.68	$(1.10)	$0.09
EARNINGS PER COMMON SHARE FROM DISCONTINUED OPERATIONS	-	0.02	-	0.09
EARNINGS (LOSS) PER COMMON SHARE	$(0.28)	$1.70	$(1.10)	$0.18

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC	1,248,829	1,210,733	1,239,093	1,163,908
DILUTED	1,248,829	1,605,516	1,239,093	1,558,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF

MEZZANINE EQUITY AND SHAREHOLDERS’ DEFICIT

(UNAUDITED)

Three and Six Months Ended June 30, 2022

	Series A Senior Convertible Preferred Shares		Series B Senior Convertible Preferred Shares		Allocation	Common Shares		Distribution	Additional Paid-In	Accumulated	Non- Controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Shares	Amount	Receivable	Capital	Deficit	Interests	(Deficit)
Balance at December 31, 2021	1,818,182	$1,655,404	-	$-	$1,000	1,210,733	$1,211	$(2,000,000)	$21,723,042	$(20,754,394)	$930,812	$(98,329)
Issuance of common shares upon conversion of series A preferred shares	(133,333)	(111,986)	-	-	-	38,096	38	-	111,948	-	-	111,986
Issuance of series B convertible preferred shares and warrants	-	-	426,999	1,113,650	-	-	-	-	152,350	-	-	152,350
Dividends - common shares	-	-	-	-	-	-	-	-	-	(249,762)	-	(249,762)
Dividends - series A senior convertible preferred shares	-	(128,318)	-	-	-	-	-	-	-	(121,455)	-	(121,455)
Dividends - series B senior convertible preferred shares	-	-	-	-	-	-	-	-	-	(13,760)	-	(13,760)
Net loss	-	-	-	-	-	-	-	-	-	(873,030)	(54,178)	(927,208)
Balance at March 31, 2022	1,684,849	$1,415,100	426,999	$1,113,650	$1,000	1,248,829	$1,249	$(2,000,000)	$21,987,340	$(22,012,401)	$876,634	$(1,146,178)
Issuance of series B convertible preferred shares and warrants	-	-	54,567	144,000	-	-	-	-	19,700	-	-	19,700
Dividends - series A senior convertible preferred shares	-	-	-	-	-	-	-	-	-	(159,298)	-	(159,298)
Dividends - series B senior convertible preferred shares	-	-	-	-	-	-	-	-	-	(48,983)	-	(48,983)
Net loss	-	-	-	-	-	-	-	-	-	(144,452)	(3,216)	(147,668)
Balance at June 30, 2022	1,684,849	$1,415,100	481,566	$1,257,650	$1,000	1,248,829	$1,249	$(2,000,000)	$22,007,040	$(22,365,134)	$873,418	$(1,482,427)

Three and Six Months Ended June 30, 2021

	Series A Senior Convertible Preferred Shares		Series B Senior Convertible Preferred Shares		Allocation	Common Shares		Distribution	Additional Paid-In	Accumulated	Non- Controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Shares	Amount	Receivable	Capital	Deficit	Interests	(Deficit)
Balance at December 31, 2020	2,632,278	$2,971,427	-	$-	$1,000	1,111,023	$1,111	$(2,000,000)	$17,008,824	$(13,856,973)	$(879,239)	$274,723
Issuance of series A senior convertible preferred shares and warrants	1,818,182	1,527,086	-	-	-	-	-	-	3,000,000	(1,527,086)	-	1,472,914
Issuance of common adjustment shares	-	-	-	-	-	99,710	100	-	757,692	-	-	757,792
Dividends - series A senior convertible preferred shares	-	11,759	-	-	-	-	-	-	-	(188,709)	-	(188,709)
Net loss	-	-	-	-	-	-	-	-	-	(730,441)	54,959	(675,482)
Balance at March 31, 2021	4,450,460	$4,510,272	-	$-	$1,000	1,210,733	$1,211	$(2,000,000)	$20,766,516	$(16,303,209)	$(824,280)	$1,641,238
Accrued dividend payable	-	121,970	-	-	-	-	-	-		(310,679)	-	(310,679)
Net loss	-	-	-	-	-	-	-	-	-	3,035,140	11,603	3,046,743
Balance at June 30, 2021	4,450,460	$4,632,242	-	$-	$1,000	1,210,733	$1,211	$(2,000,000)	$20,766,516	(13,578,748)	$(812,677)	$4,377,302

The accompanying notes are an integral part of these condensed consolidated financial statements.

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,074,876)	$2,371,261
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Income from discontinued operations	-	(240,405)
Gain on disposition of subsidiary	-	(3,282,804)
Gain on forgiveness of debt	-	(360,302)
Gain on disposal of property and equipment	(32,076)	-
Loss on adjustment shares	-	757,792
Deferred tax asset (liability)	(513,000)	(40,000)
Depreciation and amortization	1,010,345	248,179
Amortization of debt discounts	503,300	-
Amortization of financing costs	-	13,769
Amortization of right-of-use assets	227,847	50,735
Changes in operating assets and liabilities:
Receivables	(1,755,930)	332,719
Contract assets	8,508	-
Inventories	431,893	(408,159)
Prepaid expenses and other current assets	331,323	(207,471)
Other assets	24,425	-
Accounts payable and accrued expenses	1,941,047	395,334
Contract liabilities	(1,334,606)	(17,563)
Customer deposits	(208,855)	373,505
Due to related parties	-	3,570
Operating lease liabilities	(174,791)	(50,735)
Net cash used in operating activities from continuing operations	(615,446)	(60,575)
Net cash used in operating activities from discontinued operations	-	(170,580)
Net cash used in operating activities	(615,446)	(231,155)

CASH FLOWS FROM INVESTING ACTIVITIES
Net paid in acquisitions	-	(5,455,476)
Proceeds from disposition of subsidiary	-	325,000
Purchases of property and equipment	(197,301)	(208,776)
Proceeds from disposal of property and equipment	39,998	-
Investments in certificates of deposit	(527)	-
Net cash used in investing activities from continuing operations	(157,830)	(5,339,252)
Net cash provided by investing activities from discontinued operations	-	644,303
Net cash used in investing activities	(157,830)	(4,694,949)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	-	3,673,405
Net proceeds from issuance of series A senior convertible preferred shares	-	3,000,000
Net proceeds from issuance of series B senior convertible preferred shares	1,429,700	-
Proceeds from line of credit	-	745,228
Repayments of notes payable and finance lease liabilities	(119,963)	(358,922)
Repayments to sellers	-	(1,031,821)
Cash paid for financing costs	-	(165,230)
Dividends on series A senior convertible preferred shares	(280,753)	(365,658)
Dividends on series B senior convertible preferred shares	(62,743)	-
Dividends on common shares	(249,762)	-
Net cash provided by financing activities from continuing operations	716,479	5,497,002
Net cash used in financing activities from discontinued operations	-	(208,693)
Net cash provided by financing activities	716,479	5,288,309

NET CHANGE IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS	(56,797)	97,175
NET CHANGE IN CASH AND CASH EQUIVALENT FROM DISCONTINUED OPERATIONS	-	265,030
CASH AND CASH EQUIVALENTS AVAILABLE FROM DISCONTINUED OPERATIONS	-	(265,030)

CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS
Beginning of the period	1,383,533	1,380,349
End of the period	$1,326,736	$1,477,524

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$997,691	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common shares upon conversion of series A preferred shares	$111,986	$-
Financed purchases of property and equipment	$328,504	$-
Operating lease right-of-use asset and liability remeasurement	$254,713	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

NOTE 1—BASIS OF PRESENTATION AND OTHER INFORMATION

The accompanying unaudited condensed consolidated financial statements of 1847 Holdings LLC (the “Company,” “we,” “us,” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all information and footnotes required by GAAP for complete financial statements. The December 31, 2021 consolidated balance sheet data was derived from audited financial statements but do not include all disclosures required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2022. The interim unaudited condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

Reverse Share Split

On August 3, 2022, we effected a 1-for-4 reverse split of our outstanding common shares. All outstanding common shares and warrants were adjusted to reflect the 1-for-4 reverse split, with respective exercise prices of the warrants proportionately increased. The outstanding convertible notes and series A and B convertible senior preferred shares conversion prices were adjusted to reflect a proportional decrease in the number of common shares to be issued upon conversion.

All share and per share data throughout these condensed consolidated financial statements have been retroactively adjusted to reflect the reverse share split. The total number of authorized common shares did not change. As a result of the reverse common share split, an amount equal to the decreased value of common shares was reclassified from “Common shares” to “Additional paid-in capital.”

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

JUNE 30, 2022

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

In August 2020, the FASB issued ASU 2020-06 Accounting for Convertible Instruments and Contracts In An Entity’s Own Equity. ASU 2020-06 simplifies the accounting for certain convertible instruments by removing the separation models for convertible debt with a cash conversion feature and for convertible instruments with a beneficial conversion feature. As a result, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. Additionally, ASU 2020-06 amends the diluted earnings per share calculation for convertible instruments by requiring the use of the if-converted method. The treasury stock method is no longer available. For SEC filers, excluding smaller reporting companies, ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company early adopted ASU 2020-06 on January 1, 2022.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU amends ASC 805 to require acquiring entities to apply ASC 606 to recognize and measure contract assets and contract liabilities in business combinations. The ASU is effective for public entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. This ASU should be applied prospectively to acquisitions occurring on or after the effective date of December 15, 2022, and early adoption is permitted. The Company adopted this guidance on January 1, 2022. The adoption of this standard does not have a material impact on our condensed consolidated financial statements.

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

As of June 30, 2022, the Company had cash and cash equivalents of $1,326,736. For the six months ended June 30, 2022, the Company incurred operating income of $415,239 (before deducting losses attributable to non-controlling interests), cash flows used in operations of $615,446, and negative working capital of $1,020,990. The Company has generated operating losses since its inception and has relied on cash on hand, sales of securities, external bank lines of credit, and issuance of third-party and related party debt to support cashflow from operations.

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

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

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

The Company’s revenues for the three and six months ended June 30, 2022 and 2021 are disaggregated as follows:

	Three Months Ended June 30, 2022
	Retail and Appliances	Construction	Automotive Supplies	Total
Revenues
Appliances	$2,509,217	$-	$-	$2,509,217
Appliance accessories, parts, and other	357,794	-	-	357,794
Automotive horns	-	-	1,471,923	1,471,923
Automotive lighting	-	-	511,131	511,131
Custom cabinets and countertops	-	3,130,143	-	3,130,143
Finished carpentry	-	4,911,035	-	4,911,035
Total Revenues	$2,867,011	$8,041,178	$1,983,054	$12,891,243

	Three Months Ended June 30, 2021
	Retail and Appliances	Construction	Automotive Supplies	Total
Revenues
Appliances	$2,943,273	$-	$-	$2,943,273
Appliance accessories, parts, and other	409,345	-	-	409,345
Automotive horns	-	-	1,631,907	1,631,907
Automotive lighting	-	-	348,461	348,461
Custom cabinets and countertops	-	1,314,968	-	1,314,968
Finished carpentry	-	-	-	-
Total Revenues	$3,352,618	$1,314,968	$1,980,368	$6,647,954

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

	Six Months Ended June 30, 2022
	Retail and Appliances	Construction	Automotive Supplies	Total
Revenues
Appliances	$4,713,842	$-	$-	$4,713,842
Appliance accessories, parts, and other	673,953	-	-	673,953
Automotive horns	-	-	2,671,779	2,671,779
Automotive lighting	-	-	953,266	953,266
Custom cabinets and countertops	-	7,297,944	-	7,297,944
Finished carpentry	-	8,654,337	-	8,654,337
Total Revenues	$5,387,795	$15,952,281	$3,625,045	$24,965,121

	Six Months Ended June 30, 2021
	Retail and Appliances	Construction	Automotive Supplies	Total
Revenues
Appliances	$5,842,634	$-	$-	$5,842,634
Appliance accessories, parts, and other	774,350	-	-	774,350
Automotive horns	-	-	1,631,907	1,631,907
Automotive lighting	-	-	348,461	348,461
Custom cabinets and countertops	-	2,830,877	-	2,830,877
Finished carpentry	-	-	-	-
Total Revenues	$6,616,984	$2,830,877	$1,980,368	$11,428,229

Segment information for the three and six months ended June 30, 2022 and 2021 is as follows:

	Three Months Ended June 30, 2022
	Retail and Appliances	Construction	Automotive Supplies	Corporate Services	Total
Revenues	$2,867,011	$8,041,178	$1,983,054	$-	$12,891,243
Operating expenses
Cost of sales	2,179,267	4,771,998	1,127,618	-	8,078,883
Personnel	213,736	1,281,293	269,677	(177,533)	1,587,173
Depreciation and amortization	48,019	399,085	51,870	-	498,974
General and administrative	488,062	1,177,529	451,728	263,125	2,380,444
Total Operating Expenses	2,929,084	7,629,905	1,900,893	85,592	12,545,474
Income (Loss) from Operations	$(62,073)	$411,273	$82,161	$(85,592)	$345,769

	Three Months Ended June 30, 2021
	Retail and Appliances	Construction	Automotive Supplies	Corporate Services	Total
Revenues	$3,352,618	$1,314,968	$1,980,368	$-	$6,647,954
Operating expenses
Cost of sales	2,602,598	720,466	1,191,725	-	4,514,789
Personnel	239,167	234,757	362,644	-	836,568
Depreciation and amortization	44,003	82,069	-	-	126,072
General and administrative	396,655	233,961	298,291	421,423	1,350,330
Total Operating Expenses	3,282,423	1,271,253	1,852,660	421,423	6,827,759
Income (Loss) from Operations	$70,195	$43,715	$127,708	$(421,423)	$(179,805)

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

	Six Months Ended June 30, 2022
	Retail and Appliances	Construction	Automotive Supplies	Corporate Services	Total
Revenues	$5,387,795	$15,952,281	$3,625,045	$-	$24,965,121
Operating expenses
Cost of sales	4,050,717	9,651,589	2,125,707	-	15,828,013
Personnel	444,124	2,415,503	570,005	(264,759)	3,164,873
Depreciation and amortization	127,816	778,789	103,740	-	1,010,345
General and administrative	937,556	2,294,087	838,509	476,499	4,546,651
Total Operating Expenses	5,560,213	15,139,968	3,637,961	211,740	24,549,882
Income (Loss) from Operations	$(172,418)	$812,313	$(12,916)	$(211,740)	$415,239

	Six Months Ended June 30, 2021
	Retail and Appliances	Construction	Automotive Supplies	Corporate Services	Total
Revenues	$6,616,984	$2,830,877	$1,980,368	$-	$11,428,229
Operating expenses				-
Cost of sales	5,109,250	1,474,496	1,191,725	-	7,775,471
Personnel	492,250	466,346	362,644	-	1,321,240
Depreciation and amortization	88,678	159,500	-	-	248,178
General and administrative	831,242	449,272	896,586	497,426	2,674,526
Total Operating Expenses	6,521,420	2,549,614	2,450,955	497,426	12,019,415
Income (Loss) from Operations	$95,564	$281,263	$(470,587)	$(497,426)	$(591,186)

NOTE 5—PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2022 and December 31, 2021 consisted of the following:

	June 30, 2022	December 31, 2021
Equipment and machinery	$1,162,544	$808,592
Office furniture and equipment	152,529	105,203
Transportation equipment	911,426	864,121
Leasehold improvements	169,143	112,356
Total property and equipment	2,395,642	1,890,272
Less: Accumulated depreciation	(471,412)	(194,961)
Property and equipment, net	$1,924,230	$1,695,311

Depreciation expense for the three and six months ended June 30, 2022 was $134,282 and $280,961, respectively. Depreciation expense for the three and six months ended June 30, 2021 was $28,276 and $52,585, respectively.

NOTE 6—INTANGIBLE ASSETS

Intangible assets at June 30, 2022 and December 31, 2021 consisted of the following:

	June 30, 2022	December 31, 2021
Customer relationships	$5,791,000	$5,791,000
Marketing related	5,917,000	5,917,000
Technology related	623,000	623,000
Total intangible assets	12,331,000	12,331,000
Less: accumulated amortization	(1,616,487)	(887,103)
Intangible assets, net	$10,714,513	$11,443,897

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Amortization expense for the three and six months ended June 30, 2022 was $364,692 and $729,384, respectively. Amortization expense for the three and six months ended June 30, 2021 was $97,797 and $195,594, respectively.

Estimated amortization expense for intangible assets for the next five years consists of the following as of June 30, 2022:

Year Ending December 31,	Amount
2022 – remaining	$729,396
2023	1,458,780
2024	1,458,750
2025	1,325,745
2026	1,157,523
Thereafter	4,584,319
Total	$10,714,513

NOTE 7—SELECTED ACCOUNT INFORMATION

Receivables at June 30, 2022 and December 31, 2021 consisted of the following:

	June 30, 2022	December 31, 2021
Trade accounts receivable	$5,086,003	$2,691,702
Vendor rebates receivable	125,111	126,118
Credit card payments in process of settlement	-	116,187
Retainage	282,812	803,989
Total receivables	5,493,926	3,737,996
Allowance for doubtful accounts	(359,000)	(359,000)
Accounts receivable, net	$5,134,926	$3,378,996

Inventories at June 30, 2022 and December 31, 2021 consisted of the following:

	June 30, 2022	December 31, 2021
Appliances	$2,425,649	$2,206,336
Automotive	1,440,082	2,064,834
Construction	1,517,526	1,543,980
Total inventories	5,383,257	5,815,150
Less reserve for obsolescence	(387,848)	(387,848)
Total inventories, net	$4,995,409	$5,427,302

Inventory balances are composed of finished goods. Raw materials and work in process inventory are immaterial to the condensed consolidated financial statements.

Accounts payable and accrued expenses at June 30, 2022 and December 31, 2021 consisted of the following:

	June 30, 2022	December 31, 2021
Trade accounts payable	$4,609,126	$3,117,825
Credit cards payable	177,306	52,300
Accrued payroll liabilities	464,190	263,590
Accrued interest	980,373	711,258
Accrued dividends	154,239	242,160
Other accrued liabilities	502,803	431,539
Total accounts payable and accrued expenses	$6,888,037	$4,818,672

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

NOTE 8—LEASES

Operating Leases

In April 2022, the Company entered into a lease amendment to renew their office and warehouse space in the automotive supplies segment, located in Deer Park, New York. The lease renewal will commence on August 1, 2022 and shall expire on July 31, 2025. Under the terms of the lease renewal, the Company will lease the premises at the monthly rate of $7,518 for the first year, with scheduled annual increases. The lease agreement contains customary events of default, representations, warranties, and covenants. The remeasurement of the ROU asset and liability associated with this operating lease was $254,713.

The following was included in our condensed consolidated balance sheet at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Operating lease right-of-use assets	$3,219,470	$3,192,604
Lease liabilities, current portion	703,112	613,696
Lease liabilities, long-term	2,598,368	2,607,862
Total operating lease liabilities	$3,301,480	$3,221,558
Weighted-average remaining lease term (months)	53	59
Weighted average discount rate	4.37%	4.29%

Rent expense for the three and six months ended June 30, 2022 was $290,283 and $525,721, respectively.

As of June 30, 2022, maturities of operating lease liabilities were as follows:

Year Ending December 31,	Amount
2022 – remaining	$448,421
2023	830,221
2024	848,210
2025	803,685
2026	514,079
Thereafter	194,495
Total	3,639,511
Less: imputed interest	(338,031)
Total operating lease liabilities	$3,301,480

Finance Leases

On March 28, 2022, the Company entered an equipment financing lease to purchase machinery and equipment totaling $316,798, maturing in January 2028.

On April 11, 2022, the Company entered in an equipment financing lease to purchase machinery and equipment totaling $11,706, maturing in June 2027.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

As of June 30, 2022, maturities of finance lease liabilities were as follows:

Year Ending December 31,	Amount
2022 – remaining	$93,270
2023	187,291
2024	170,835
2025	164,067
2026	164,027
Thereafter	167,978
Total payments	947,508
Less: amount representing interest	(128,920)
Present value of minimum finance lease payments	$818,588

As of June 30, 2022, the weighted-average remaining lease term for all finance leases is 5.20 years.

NOTE 9—ACQUISITIONS

On March 30, 2021, the Company acquired 100% of the outstanding capital stock of Wolo Mfg. Corp and Wolo Industrial Horn & Signal, Inc. (“Wolo”) for an aggregate purchase price of $8,344,056.

For the three and six months ended June 30, 2022, Wolo contributed revenue of $1,983,054 and $3,635,045, respectively, and net loss from continuing operations of $101,409 and $426,826, respectively, which are included in our condensed consolidated statements of operations for the three and six months ended June 30, 2022.

On October 8, 2021, the Company acquired 100% of the outstanding capital stock of High Mountain Door & Trim, Inc. (“High Mountain”) and Sierra Homes, LLC (“Sierra Homes”) for an aggregate purchase price of $15,441,173.

For the three and six months ended June 30, 2022, High Mountain and Sierra Homes contributed revenue of $6,500,592 and $12,749,941, respectively, and net income from continuing operations of $128,502 and a net loss from continuing operations of $143,145, respectively, which are included in our condensed consolidated statements of operations for the three and six months ended June 30, 2022.

Pro Forma Information

The following unaudited pro forma results presented below include the effects of the Wolo, High Mountain and Sierra Homes acquisitions as if they had been consummated as of January 1, 2021, with adjustments to give effect to pro forma events that are directly attributable to the acquisitions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$12,891,243	$12,815,142	$24,965,121	$26,189,060
Net income (loss)	(147,668)	3,789,235	(1,074,876)	4,187,111
Net income (loss) attributable to common shareholders’	(352,733)	3,466,953	(1,360,978)	2,094,075
Earnings (loss) per share attributable to common shareholders’:
Basic	$(0.28)	$2.86	$(1.10)	$1.80
Diluted	$(0.28)	$2.16	$(1.10)	$1.34

These unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations would have been if the acquisitions had occurred at the beginning of the period presented, nor are they indicative of future results of operations.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

NOTE 10—RELATED PARTIES

Management Services Agreement

On April 15, 2013, the Company and 1847 Partners LLC (the “Manager”) entered into a management services agreement, pursuant to which the Company is required to pay the Manager a quarterly management fee equal to 0.5% of its adjusted net assets for services performed (the “Parent Management Fee”). The amount of the Parent Management Fee with respect to any fiscal quarter is (i) reduced by the aggregate amount of any management fees received by the Manager under any offsetting management services agreements with respect to such fiscal quarter, (ii) reduced (or increased) by the amount of any over-paid (or under-paid) Parent Management Fees received by (or owed to) the Manager as of the end of such fiscal quarter, and (iii) increased by the amount of any outstanding accrued and unpaid Parent Management Fees. The Company expensed $0 in Parent Management Fees for the three and six months ended June 30, 2022 and $110,00 for the three and six months ended June 30, 2021.

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

1847 Asien expensed management fees of $75,000 and $150,000 for the three and six months ended June 30, 2022, respectively, and $75,000 and $150,000 for the three and six months ended June 30, 2021, respectively.

1847 Cabinet expensed management fees of $125,000 and $250,000 for the three and six months ended June 30, 2022, respectively, and $75,000 and $150,000 for the three and six months ended June 30, 2021, respectively.

1847 Wolo expensed management fees of $75,000 and $150,000 for the three and six months ended June 30, 2022, respectively, and $75,000 for the three and six months ended June 30, 2021.

On a consolidated basis, the Company expensed total management fees of $275,000 and $550,000 for the three and six months ended June 30, 2022, respectively, and $225,000 and $375,000 for the three and six months ended June 30, 2021, respectively.

Advances

From time to time, the Company has received advances from its chief executive officer to meet short-term working capital needs. As of June 30, 2022 and December 31, 2021, a total of $118,834 in advances from related parties are outstanding. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

As of June 30, 2022 and December 31, 2021, the Manager has funded the Company $74,928 in related party advances. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Building Lease

On September 1, 2020, Kyle’s entered into an industrial lease agreement with Stephen Mallatt, Jr. and Rita Mallatt, who are officers of Kyle’s and principal shareholders of the Company. The lease is for a term of five years, with an option for a renewal term of five years and provides for a base rent of $7,000 per month for the first 12 months, which will increase to $7,210 for months 13-16 and to $7,426 for months 37-60. In addition, Kyle’s is responsible for all taxes, insurance and certain operating costs during the lease term.

The total rent expense under this related party leases was $21,776 and $43,534 for the three and six months ended June 30, 2022.

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

JUNE 30, 2022

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

Conversion Rights. Each series A senior convertible preferred share, plus all accrued and unpaid dividends thereon, shall be convertible, at the option of the holder thereof, at any time and from time to time, into such number of fully paid and nonassessable common shares determined by dividing the stated value ($2.00 per share), plus the value of the accrued, but unpaid, dividends thereon, by a conversion price of $7.00 per share (subject to adjustment); provided that in no event shall the holder of any series A senior convertible preferred shares be entitled to convert any number of series A senior convertible preferred shares that upon conversion the sum of (i) the number of common shares beneficially owned by the holder and its affiliates and (ii) the number of common shares issuable upon the conversion of the series A senior convertible preferred shares with respect to which the determination of this proviso is being made, would result in beneficial ownership by the holder and its affiliates of more than 4.99% of the then outstanding common shares. This limitation may be waived (up to a maximum of 9.99%) by the holder and in its sole discretion, upon not less than sixty-one (61) days’ prior notice to the Company.

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

JUNE 30, 2022

(UNAUDITED)

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

Notwithstanding the foregoing, the conversion price for purposes of the adjustments above shall not be adjusted to a number that is below $0.03. In addition, if any legislation or rules are adopted whereby the holding period of securities for purposes of Rule 144 of the Securities Act of 1933, as amended, for convertible securities that convert at market-adjusted rates is increased resulting in a longer holding period for convertible securities like the series A senior convertible preferred shares and the unavailability at the time of conversion of Rule 144, the pricing provisions that are based upon the lowest VWAP of the previous ten (10) trading days immediately preceding the relevant adjustment date shall be removed unless the common shares issuable upon conversion are then registered under an effective registration statement.

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

As of June 30, 2022 and December 31, 2021, the Company had 1,684,849 and 1,818,182 series A senior convertible preferred shares issued and outstanding, respectively.

During the three months ended June 30, 2022, the Company accrued dividends attributable to the series A senior convertible preferred shares in the amount of $159,298 and paid prior period accrued dividends of $159,906. During the six months ended June 30, 2022, the Company accrued dividends attributable to the series A senior convertible preferred shares in the amount of $280,753 and paid prior period accrued dividends of $288,224.

On February 16, 2022, 133,333 shares of series A senior convertible preferred shares were converted into 38,096 common shares.

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

JUNE 30, 2022

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

Conversion Rights. Each series B senior convertible preferred share, plus all accrued and unpaid dividends thereon, shall be convertible, at the option of the holder thereof, at any time and from time to time, into such number of fully paid and nonassessable common shares determined by dividing the stated value ($3.00 per share), plus the value of the accrued, but unpaid, dividends thereon, by the conversion price of $12.00 per share (subject to adjustments); provided that in no event shall the holder of any series B senior convertible preferred shares be entitled to convert any number of series B senior convertible preferred shares that upon conversion the sum of (i) the number of common shares beneficially owned by the holder and its affiliates and (ii) the number of common shares issuable upon the conversion of the series B senior convertible preferred shares with respect to which the determination of this proviso is being made, would result in beneficial ownership by the holder and its affiliates of more than 4.99% of the then outstanding common shares. This limitation may be waived (up to a maximum of 9.99%) by the holder and in its sole discretion, upon not less than sixty-one (61) days’ prior notice to the Company.

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

JUNE 30, 2022

(UNAUDITED)

Adjustments. The share designation contains standard adjustments to the conversion price in the event of any share splits, share combinations, share reclassifications, dividends paid in common shares, sales of substantially all of the Company’s assets, mergers, consolidations or similar transactions. In addition, the share designation provides that the stated dividend rate, the stated value and the conversion price shall automatically adjust as follows:

●	On the first day of the 12th month following the issuance of the first series B senior convertible preferred share, the stated dividend rate shall automatically increase by five percent (5.0%) per annum and the conversion price shall automatically adjust to the lower of the (i) initial conversion price and (ii) the price equal to the lowest VWAP of the ten (10) trading days immediately preceding such date.

●	On the first day of the 24th month following the issuance of the first series B senior convertible preferred share, the stated dividend rate shall automatically increase by an additional five percent (5.0%) per annum, the stated value shall automatically increase by ten percent (10%) and the conversion price shall automatically adjust to the lower of the (i) initial conversion price and (ii) the price equal to the lowest VWAP of the ten (10) trading days immediately preceding such date.

●	On the first day of the 36th month following the issuance of the first series B senior convertible preferred share, the stated dividend rate shall automatically increase by an additional five percent (5.0%) per annum, the stated value shall automatically increase by ten percent (10%) and the conversion price shall automatically adjust to the lower of the (i) initial conversion price and (ii) the price equal to the lowest VWAP of the ten (10) trading days immediately preceding such date.

Notwithstanding the foregoing, the conversion price for purposes of the adjustments above shall not be adjusted to a number that is below $0.03 per share (subject to adjustment for splits or dividends of the common shares). In addition, if any legislation or rules are adopted whereby the holding period of securities for purposes of Rule 144 of the Securities Act of 1933, as amended, for convertible securities that convert at market-adjusted rates is increased resulting in a longer holding period for convertible securities like the series B senior convertible preferred shares and the unavailability at the time of conversion of Rule 144, the pricing provisions that are based upon the lowest VWAP of the previous ten (10) trading days immediately preceding the relevant adjustment date shall be removed unless the common shares issuable upon conversion are then registered under an effective registration statement.

From February 24, 2022 to March 24, 2022, the Company sold an aggregate of 426,999 units, at a price of $3.00 per unit, for aggregate gross proceeds of $1,281,000. From April 20, 2022 to May 19, 2022, the Company sold an aggregate of 54,567 units to our Chief Executive Officer, Ellery W. Roberts, for aggregate gross proceeds of $163,700. The Company had total issuance costs relating to these offerings of approximately $15,000, resulting in net proceeds of $1,429,700.

Each unit consists of one (1) series B senior convertible preferred share and a three-year warrant to purchase one (1) common share at an exercise price of $3.00 per common share (subject to adjustment), which may be exercised on a cashless basis under certain circumstances. The embedded conversion options of the series B senior convertible preferred shares and warrants were clearly and closely related to the equity host and did not require bifurcation. The $1,429,700 of net proceeds were allocated on a relative fair value basis of $1,257,650 to the series B preferred shares and $172,050 to the warrants. The series B preferred shares fair value was derived using an Option Pricing Method and the warrants fair value was derived using a Monte Carlo Simulation Model.

As of June 30, 2022 and December 31, 2021, the Company had 481,566 and 0 series B senior convertible preferred shares issued and outstanding, respectively.

During the three months ended June 30, 2022, the Company accrued dividends attributable to the series B senior convertible preferred shares in the amount of $48,983 and paid prior period accrued dividends of $29,351. During the six months ended June 30, 2022, the Company accrued dividends attributable to the series B senior convertible preferred shares in the amount of $62,743 and paid prior period accrued dividends of $29,351.

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

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

ASC 480 requires equity instruments to be evaluated on an ongoing basis for mezzanine equity (temporary equity) vs permanent equity classification. As a result of the maximum number of common shares that may be issuable (upon conversion of the preferred securities) exceeded the number of authorized but unissued common shares available, temporary equity classification is required. As of June 30, 2022 and December 31, 2021, there were 1,684,849 and 1,818,182 series A senior convertible preferred shares presented in mezzanine equity, respectively. As of June 30, 2022 and December 31, 2021, there were 481,566 and 0 series B senior convertible preferred shares presented in mezzanine equity, respectively.

NOTE 12—SHAREHOLDERS’ DEFICIT

Reverse Stock Split

The Company’s board of directors approved a 1-for-4 reverse stock split of its issued, outstanding common shares, which became effective August 3, 2022. See Note 1 for additional information.

Common Shares

As of June 30, 2022, the Company was authorized to issue 500,000,000 common shares. As of June 30, 2022 and December 31, 2021, the Company had 1,248,829 and 1,210,733 common shares issued and outstanding, respectively.

On February 16, 2022, the Company issued 38,096 common shares upon the conversion of 133,333 series A senior convertible preferred shares.

On March 23, 2022, the Company declared a common share dividend of $0.05 per share, or $249,762, to shareholders of record as of March 31, 2022. This dividend was paid on April 15, 2022.

Warrants

As described in Note 11, the Company issued units during the six months ended June 30, 2022, with each unit consisting of one (1) series B senior convertible preferred share and a three-year warrant to purchase one (1) common share at an exercise price of $12.00 per common share (subject to adjustment). Accordingly, a portion of the proceeds were allocated to the warrant based on its relative fair value using the Geometric Brownian Motion Stock Path Monte Carlo Simulation. The assumptions used in the model were as follows: (i) dividend yield of 0%; (ii) expected volatility of 51.81%; (iii) weighted average risk-free interest rate of 0.31%; (iv) expected life of three years; (v) estimated fair value of the common shares of $7.76 per share; and (vi) various probability assumptions related to redemption, calls and price resets. The fair value of the warrants was $428,034, or $0.89 per warrant, resulting in the amount allocated to the warrants, based on their relative fair of $172,050, which was recorded as additional paid-in capital.

The warrants allow the holder to purchase one (1) common share at an exercise price of $12.00 per common share (subject to adjustment including upon any future equity offering with a lower exercise price), which may be exercised on a cashless basis under certain circumstances. The Company may force the exercise of the warrants at any time after the one year anniversary of the date of the warrants, if (i) the Company is listed on a national securities exchange or the over-the-counter market, (ii) the underlying common shares are registered or the holder of the warrant otherwise has the ability to trade the underlying common shares without restriction, (iii) the 30-day volume-weighted daily average price of the common shares exceeds 200% of the exercise price, as adjusted, and (iv) the average daily trading volume is at least 100,000 common shares during such 30-day period. The Company may redeem the warrants held by any holder in whole (but not in part) by paying in cash to such holder as follows: (i) $0.50 per share then underlying the warrant if within the first twelve (12) months of issuance; (ii) $1.00 per share then underlying the warrant if after the first twelve (12) months, but before twenty-four (24) months of issuance; and (iii) $1.50 per share then underlying the warrant if after twenty-four months, but before thirty-six (36) months.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Below is a table summarizing the changes in warrants outstanding during the six months ended June 30, 2022:

	Warrants	Weighted- Average Exercise Price
Outstanding at December 31, 2021	1,300,122	$9.52
Granted	120,397	12.00
Exercised	-	-
Forfeited	-	-
Outstanding at June 30, 2022	1,420,519	$9.73
Exercisable at June 30, 2022	1,420,519	$9.73

As of June 30, 2022, the outstanding warrants have a weighted average remaining contractual life of 1.93 years and a total intrinsic value of $447,500.

NOTE 13—EARNINGS (LOSS) PER SHARE

The computation of weighted average shares outstanding and the basic and diluted loss per common share attributable to common shareholders for the three and six months ended June 30, 2022 consisted of the following:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Net loss per common share attributable to common shareholders’	(352,733)	$(1,360,978)
Weighted average common shares outstanding	1,248,829	1,239,093
Basic and diluted loss per share	(0.28)	$(1.10)

For the three and six months ended June 30, 2022, there were 5,174,416 potential common share equivalents from warrants, convertible debt, and series A and B convertible preferred shares excluded from the diluted EPS calculations as their effect is anti-dilutive.

For the three and six months ended June 30, 2021, there were 122,500 potential common share equivalents from warrants excluded from the diluted EPS calculations as their effect is anti-dilutive.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

NOTE 14—SUBSEQUENT EVENTS

Securities Purchase Agreement

On July 8, 2022, the Company entered into a securities purchase agreement with Mast Hill Fund, L.P., pursuant to which the Company issued to it a promissory note in the principal amount of $600,000, which includes an original issue discount in the amount of $60,000, and a five-year warrant for the purchase of 100,000 common shares of the Company at an exercise price of $6.00 per share (subject to adjustment), which may be exercised on a cashless basis if the market price of the Company’s common shares is greater than the exercise price, for a total purchase price of $540,000.

The note bears interest at a rate of 12% per annum and matures on July 8, 2023; provided that any principal amount or interest which is not paid when due shall bear interest at a rate of the lesser of 16% per annum or the maximum amount permitted by law from the due date thereof until the same is paid. The note requires monthly payments of $60,000, plus accrued interest, commencing on October 6, 2022. The Company may voluntarily prepay the outstanding principal amount and accrued interest in whole upon payment of a fee of $750. In addition, if at any time the Company receives cash proceeds of more than $1 million in the aggregate from any source or series of related or unrelated sources, including, but not limited to, the issuance of equity or debt, the exercise of outstanding warrants, the issuance of securities pursuant to an equity line of credit (as defined in the note) or the sale of assets outside of the ordinary course of business, the holder shall have the right in its sole discretion to require the Company to immediately apply up to 50% of such proceeds in excess of $1 million to repay all or any portion of the outstanding principal amount and interest then due under the note. The note is convertible into common shares at the option of the holder at any time on or following the date that an event of default (as defined in the note) occurs under the note at a conversion price of $5.20 (subject to adjustment). The note is unsecured and has priority over all other unsecured indebtedness of the Company. The note contains customary affirmative and negative covenants and events of default for a loan of this type.

The conversion price of the note and the exercise price of the warrant are subject to standard adjustments, including a price-based adjustment in the event that the Company issues any common shares or other securities convertible into or exercisable for common shares at an effective price per share that is lower than the conversion or exercise price, subject to certain exceptions. In addition, the note and the warrant contain an ownership limitation, such that the Company shall not effect any conversion or exercise, and the holder shall not have the right to convert or exercise, or any portion of the note or the warrant to the extent that after giving effect to the issuance of common shares upon conversion or exercise, the holder, together with its affiliates and any other persons acting as a group together with the holder or any of its affiliates, would beneficially own in excess of 4.99% of the number of common shares outstanding immediately after giving effect to the issuance of common shares upon conversion or exercise.

The securities purchase agreement contains a participation right, which provides that, subject to certain exceptions, until the note is extinguished in its entirety, if the Company directly or indirectly offers, sells, grants any option to purchase, or otherwise disposes of (or announces any offer, sale, grant or any option to purchase or other disposition of) any of its debt, equity, or equity equivalent securities, or enters into any definitive agreement with regard to the foregoing, it must offer to issue and sell to or exchange with the holder securities in such transaction in an amount up to the original principal amount of the note. The securities purchase agreement also provides the holder with customary piggy-back registration rights for the common shares underlying the note and the warrant, and contains other customary representations and warranties and covenants for a transaction of this type.

Underwriting Agreement

On August 2, 2022, the Company entered into an underwriting agreement with Craft Capital Management LLC and R.F. Lafferty & Co. Inc., as representatives of the underwriters named on Schedule 1 thereto, relating to the Company’s public offering of common shares. Under the underwriting agreement, the Company agreed to sell 1,428,572 common shares to the underwriters, at a purchase price per share of $3.948 (the offering price to the public of $4.20 per share minus the underwriters’ discount), and also agreed to grant to the underwriters a 45-day option to purchase up to 214,286 additional common shares, solely to cover over-allotments, if any, at the public offering price less the underwriting discounts, pursuant to the Company’s registration statement on Form S-1 (File No. 333-259011) under the Securities Act of 1933, as amended.

On August 5, 2022, the closing of the public offering was completed and the Company sold 1,428,572 common shares for total gross proceeds of $6 million. After deducting the underwriting commission and expenses, the Company received net proceeds of approximately $5.2 million.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Note Conversions

On October 8, 2021, 1847 Cabinet issued 6% subordinated convertible promissory notes in the aggregate principal amount of $5,880,345 to Steven J. Parkey and Jose D. Garcia-Rendon. On July 26, 2022, the Company and 1847 Cabinet entered into a conversion agreement with Steven J. Parkey and Jose D. Garcia-Rendon, pursuant to which they agreed to convert an aggregate of $3,360,000 of the notes into a number of common shares of the Company equal to such conversion amount divided by the price per share of the Company’s common shares sold in the public offering. On August 2, 2022, the Company issued an aggregate of 800,000 common shares upon conversion of these notes.

On September 30, 2020, 1847 Cabinet Inc. issued an 8% vesting promissory note in the principal amount of up to $1,260,000 to Stephen Mallatt, Jr. and Rita Mallatt. On July 26, 2022, the Company and 1847 Cabinet entered into a conversion agreement with Stephen Mallatt, Jr. and Rita Mallatt, pursuant to which they agreed to convert $797,221 of the note into a number of common shares of the Company equal to such conversion amount divided by the price per share of the Company’s common shares sold in the public offering. On August 2, 2022, the Company issued 189,815 common shares upon conversion of this note. In addition, the 8% vesting promissory note was cancelled and 1847 Cabinet agreed to pay a sum of $558,734 to the holders on or prior to October 1, 2022.

On July 26, 2022, the Company also entered into a conversion agreement with Bevilacqua PLLC, the Company’s outside securities counsel, pursuant to which it agreed to convert $1,197,280 of the accounts payable owed to it into a number of common shares of the Company equal to such conversion amount divided by the price per share of the Company’s common shares sold in the public offering. On August 2, 2022, the Company issued 285,067 common shares to Bevilacqua PLLC.

Warrants

As a result of the issuance of the note to Mast Hill Fund, L.P. on July 8, 2022, the exercise price of certain of the Company’s outstanding warrants and the conversion price of the Company’s outstanding convertible notes were adjusted to $5.20 pursuant to certain antidilution provisions of such warrants and convertible notes. In addition, certain of the Company’s outstanding warrants include an “exploding” feature, whereby the exercise price was reset to $5.20 and the number of shares underlying the warrants was increased in the same proportion as the exercise price decrease.

As a result of the issuance of the common shares upon conversion of the notes as described above at a conversion price of $4.20 per share, the exercise price of certain of the Company’s outstanding warrants and the conversion price of the Company’s outstanding convertible notes were adjusted to $4.20 pursuant to certain antidilution provisions of such warrants and convertible notes. In addition, certain of the Company’s outstanding warrants include an “exploding” feature, whereby the exercise price was reset to $4.20 and the number of shares underlying the warrants was increased in the same proportion as the exercise price decrease.

In July 2022, the Company issued 50,002 common shares upon cashless exercises of two warrants in which 59,633 common shares underlying the warrants were surrendered to pay the exercise price.

On August 5, 2022, pursuant to the underwriting agreement, the Company issued a common share purchase warrant to each representative for the purchase of 35,715 common shares at an exercise price of $5.25, subject to adjustments. The warrants will be exercisable at any time and from time to time, in whole or in part, during the period commencing on February 5, 2023 and ending on August 2, 2027 and may be exercised on a cashless basis under certain circumstances. The warrants provide for registration rights (including a one-time demand registration right and unlimited piggyback rights) and customary anti-dilution provisions (for share dividends and splits and recapitalizations) and anti-dilution protection (adjustment in the number and price of such warrants and the shares underlying such warrants) resulting from corporate events (which would include dividends, reorganization, mergers and similar events).

Following the changes to the Company’s outstanding warrants, the number of common shares issuable upon exercise of the Company’s outstanding warrants as of the date of this report is 3,165,319 shares.

Common Share Dividend

On July 29, 2022, the Company declared a common share dividend of $0.13125 per share to shareholders of record as of August 4, 2022. This dividend will be paid on August 19, 2022.

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

Recent Developments

Reverse Share Split

On August 3, 2022, we effected a 1-for-4 reverse split of our outstanding common shares. All share and per share data throughout this report have been retroactively adjusted to reflect the reverse share split.

Securities Purchase Agreement

On July 8, 2022, we entered into a securities purchase agreement with Mast Hill Fund, L.P., pursuant to which we issued to it a promissory note in the principal amount of $600,000, which includes an original issue discount in the amount of $60,000, and a five-year warrant for the purchase of 100,000 common shares at an exercise price of $6.00 per share (subject to adjustment), which may be exercised on a cashless basis if the market price of our common shares is greater than the exercise price, for a total purchase price of $540,000.

The note bears interest at a rate of 12% per annum and matures on July 8, 2023; provided that any principal amount or interest which is not paid when due shall bear interest at a rate of the lesser of 16% per annum or the maximum amount permitted by law from the due date thereof until the same is paid. The note requires monthly payments of $60,000, plus accrued interest, commencing on October 6, 2022. We may voluntarily prepay the outstanding principal amount and accrued interest in whole upon payment of a fee of $750. In addition, if at any time we receive cash proceeds of more than $1 million in the aggregate from any source or series of related or unrelated sources, including, but not limited to, the issuance of equity or debt, the exercise of outstanding warrants, the issuance of securities pursuant to an equity line of credit (as defined in the note) or the sale of assets outside of the ordinary course of business, the holder shall have the right in its sole discretion to require us to immediately apply up to 50% of such proceeds in excess of $1 million to repay all or any portion of the outstanding principal amount and interest then due under the note. The note is convertible into common shares at the option of the holder at any time on or following the date that an event of default (as defined in the note) occurs under the note at a conversion price of $5.20 (subject to adjustment). The note is unsecured and has priority over all of our other unsecured indebtedness. The note contains customary affirmative and negative covenants and events of default for a loan of this type.

The conversion price of the note and the exercise price of the warrant are subject to standard adjustments, including a price-based adjustment in the event that we issue any common shares or other securities convertible into or exercisable for common shares at an effective price per share that is lower than the conversion or exercise price, subject to certain exceptions. In addition, the note and the warrant contain an ownership limitation, such that we shall not effect any conversion or exercise, and the holder shall not have the right to convert or exercise, or any portion of the note or the warrant to the extent that after giving effect to the issuance of common shares upon conversion or exercise, the holder, together with its affiliates and any other persons acting as a group together with the holder or any of its affiliates, would beneficially own in excess of 4.99% of the number of common shares outstanding immediately after giving effect to the issuance of common shares upon conversion or exercise.

The securities purchase agreement contains a participation right, which provides that, subject to certain exceptions, until the note is extinguished in its entirety, if we directly or indirectly offer, sell, grant any option to purchase, or otherwise dispose of (or announces any offer, sale, grant or any option to purchase or other disposition of) any of our debt, equity, or equity equivalent securities, or enter into any definitive agreement with regard to the foregoing, we must offer to issue and sell to or exchange with the holder securities in such transaction in an amount up to the original principal amount of the note. The securities purchase agreement also provides the holder with customary piggy-back registration rights for the common shares underlying the note and the warrant and contains other customary representations and warranties and covenants for a transaction of this type.

Underwriting Agreement

On August 2, 2022, we entered into an underwriting agreement with Craft Capital Management LLC and R.F. Lafferty & Co. Inc., as representatives of the underwriters named on Schedule 1 thereto, relating to our public offering of common shares. Under the underwriting agreement, we agreed to sell 1,428,572 common shares to the underwriters, at a purchase price per share of $3.948 (the offering price to the public of $4.20 per share minus the underwriters’ discount), and also agreed to grant to the underwriters a 45-day option to purchase up to 214,286 additional common shares, solely to cover over-allotments, if any, at the public offering price less the underwriting discounts, pursuant to our registration statement on Form S-1 (File No. 333-259011) under the Securities Act of 1933, as amended.

On August 5, 2022, the closing of the public offering was completed and we sold 1,428,572 common shares for total gross proceeds of $6 million. After deducting the underwriting commission and expenses, we received net proceeds of approximately $5.2 million.

Note Conversions

On July 26, 2022, the Company and 1847 Cabinet entered into a conversion agreement with Steven J. Parkey and Jose D. Garcia-Rendon, pursuant to which they agreed to convert an aggregate of $3,360,000 of the 6% subordinated convertible promissory notes described under “—Liquidity and Capital Resources” below into a number of common shares equal to such conversion amount divided by the price per share of the common shares sold in the public offering. On August 2, 2022, we issued an aggregate of 800,000 common shares upon conversion of these notes.

On July 26, 2022, the Company and 1847 Cabinet entered into a conversion agreement with Stephen Mallatt, Jr. and Rita Mallatt, pursuant to which they agreed to convert $797,221 of the 8% vesting promissory note described under “—Liquidity and Capital Resources” below into a number of common shares equal to such conversion amount divided by the price per share of the common shares sold in the public offering. On August 2, 2022, we issued 189,815 common shares upon conversion of this note. In addition, the 8% vesting promissory note was cancelled and 1847 Cabinet agreed to pay a sum of $558,734 to the holders on or prior to October 1, 2022.

On July 26, 2022, the Company also entered into a conversion agreement with Bevilacqua PLLC, the Company’s outside securities counsel, pursuant to which it agreed to convert $1,197,280 of the accounts payable owed to it into a number of common shares equal to such conversion amount divided by the price per share of the common shares sold in the public offering. On August 2, 2022, the Company issued 285,067 common shares to Bevilacqua PLLC.

Warrants

As a result of the issuance of the note to Mast Hill Fund, L.P. on July 8, 2022, the exercise price of certain of our outstanding warrants and the conversion price of our outstanding convertible notes were adjusted to $5.20 pursuant to certain antidilution provisions of such warrants and convertible notes. In addition, certain of our outstanding warrants include an “exploding” feature, whereby the exercise price was reset to $5.20 and the number of shares underlying the warrants was increased in the same proportion as the exercise price decrease.

As a result of the issuance of the common shares upon conversion of the notes as described above at a conversion price of $4.20 per share, the exercise price of certain of our outstanding warrants and the conversion price of our outstanding convertible notes were adjusted to $4.20 pursuant to certain antidilution provisions of such warrants and convertible notes. In addition, certain of our outstanding warrants include an “exploding” feature, whereby the exercise price was reset to $4.20 and the number of shares underlying the warrants was increased in the same proportion as the exercise price decrease.

In July 2022, we issued 50,002 common shares upon cashless exercises of two warrants in which 59,633 common shares underlying the warrants were surrendered to pay the exercise price.

On August 5, 2022, pursuant to the underwriting agreement, we issued a common share purchase warrant to each representative for the purchase of 35,715 common shares at an exercise price of $5.25, subject to adjustments. The warrants will be exercisable at any time and from time to time, in whole or in part, during the period commencing on February 5, 2023 and ending on August 2, 2027 and may be exercised on a cashless basis under certain circumstances. The warrants provide for registration rights (including a one-time demand registration right and unlimited piggyback rights) and customary anti-dilution provisions (for share dividends and splits and recapitalizations) and anti-dilution protection (adjustment in the number and price of such warrants and the shares underlying such warrants) resulting from corporate events (which would include dividends, reorganization, mergers and similar events).

Following the changes to our outstanding warrants, the number of common shares issuable upon exercise of our outstanding warrants as of the date of this report is 3,165,319 shares.

Common Share Dividend

On July 29, 2022, the Company declared a common share dividend of $0.13125 per share to shareholders of record as of August 4, 2022. This dividend will be paid on August 19, 2022.

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

Management Fees

On April 15, 2013, the Company and the Manager entered into a management services agreement, pursuant to which the Company is required to pay the Manager a quarterly management fee equal to 0.5% of its adjusted net assets for services performed (the “Parent Management Fee”). The amount of the Parent Management Fee with respect to any fiscal quarter is (i) reduced by the aggregate amount of any management fees received by the Manager under any offsetting management services agreements with respect to such fiscal quarter, (ii) reduced (or increased) by the amount of any over-paid (or under-paid) Parent Management Fees received by (or owed to) the Manager as of the end of such fiscal quarter, and (iii) increased by the amount of any outstanding accrued and unpaid Parent Management Fees. The Company expensed $0 in Parent Management Fees for the six months ended June 30, 2022 and 2021.

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

1847 Asien expensed management fees of $75,000 and $150,000 for the three and six months ended June 30, 2022, respectively, and $75,000 and $150,000 for the three and six months ended June 30, 2021, respectively.

1847 Cabinet expensed management fees of $125,000 and $250,000 for the three and six months ended June 30, 2022, respectively, and $75,000 and $150,000 for the three and six months ended June 30, 2021, respectively.

1847 Wolo expensed management fees of $75,000 and $150,000 for the three and six months ended June 30, 2022, respectively, and $75,000 for the three and six months ended June 30, 2021.

On a consolidated basis, the Company expensed total management fees of $275,000 and $550,000 for the three and six months ended June 30, 2022, respectively, and $225,000 and $375,000 for the three and six months ended June 30, 2021, respectively.

Segments

The Financial Accounting Standards Board Accounting Standard Codification Topic 280, Segment Reporting, requires that an enterprise report selected information about reportable segments in its financial reports issued to its shareholders. As of June 30, 2022, we have three reportable segments - the retail and appliances segment, which is operated by Asien’s, the construction segment, which is operated by Kyle’s, High Mountain and Innovative Cabinets, and the automotive supplies segment, which is operated by Wolo.

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

Discontinued Operations

On April 19, 2021, we entered into a stock purchase agreement with Alan Neese and Katherine Neese, pursuant to which they purchased our 55% ownership interest in 1847 Neese for a purchase price of $325,000 in cash. As a result of this transaction, 1847 Neese is no longer a subsidiary of the Company. All financial information of 1847 Neese previously presented as part of land management services operations are classified as discontinued operations and not presented as part of continuing operations for the three and six months ended June 30, 2021.

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table sets forth key components of our results of operations during the three months ended June 30, 2022 and 2021, both in dollars and as a percentage of our revenues.

	Three Months Ended June 30,
	2022		2021
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$12,891,243	100.0%	$6,647,954	100.0%
Operating Expenses
Cost of sales	8,078,883	62.7%	4,514,789	67.9%
Personnel	1,587,173	12.3%	836,568	12.6%
Depreciation and amortization	498,974	3.9%	126,072	1.9%
General and administrative	2,380,444	18.5%	1,350,330	20.3%
Total Operating Expenses	12,545,474	97.3%	6,827,759	102.7%
Income (Loss) From Operations	345,769	2.7%	(179,805)	(2.7)%
Other Income (Expenses)
Other income (expense)	357	0.0%	(3,539)	(0.1)%
Interest expense	(932,123)	(7.2)%	(136,512)	(2.1)%
Gain (loss) on sale of property and equipment	(671)	(0.0)%	-	-
Gain on disposition of subsidiary	-	-	3,282,804	49.4%
Total Other Income (Expense)	(932,437)	(7.2)%	3,142,753	47.3%
Net Income (Loss) Before Income Taxes	(586,668)	(4.6)%	2,962,948	44.6%
Income tax benefit	439,000	3.4%	21,900	0.3%
Net Income (Loss) From Continuing Operations	$(147,668)	(1.1)%	$2,984,848	44.9%

Revenues. Our total revenues were $12,891,243 for the three months ended June 30, 2022, as compared to $6,647,954 for the three months ended June 30, 2021.

The retail and appliances segment generates revenue through the sales of home furnishings, including appliances and related products. Revenues from the retail and appliances segment decreased by $485,607, or 14.5%, to $2,867,011 for the three months ended June 30, 2022 from $3,352,618 for the three months ended June 30, 2021. Such decrease was primarily due to ongoing supply chain delays with appliance manufactures and the increased time it takes to receive products.

The construction segment generates revenue through the sale of finished carpentry products and services, including doors, door frames, base boards, crown molding, cabinetry, bathroom sinks and cabinets, bookcases, built-in closets, and fireplace mantles, among others, as well as kitchen countertops. Revenues from the construction segment increased by $6,726,210, or 511.5%, to $8,041,178 for the three months ended June 30, 2022 from $1,314,968 for the three months ended June 30, 2021. Such increase was primarily due to the acquisitions of High Mountain and Innovative Cabinets, which were acquired in the fourth quarter of 2021. Excluding these acquisitions, revenues from the construction segment increased by $225,618, or 17.2%. Such increase was primarily due to increases in the average customer contract in the construction segment.

The automotive supplies segment generates revenue through the design and sale of horn and safety products (electric, air, truck, marine, motorcycle and industrial equipment), including vehicle emergency and safety warning lights for cars, trucks, industrial equipment and emergency vehicles. Revenues from the automotive supplies segment increased by $2,686, or 0.1%, to $1,983,054 for the three months ended June 30, 2022 from $1,980,368 for the three months ended June 30, 2021.

Cost of sales. Our total cost of sales was $8,078,883 for the three months ended June 30, 2022, as compared to $4,514,789 for the three months ended June 30, 2021.

Cost of sales for the retail and appliances segment consists of the cost of purchased merchandise plus the cost of delivering merchandise and where applicable installation, net of promotional rebates and other incentives received from vendors. Cost of sales for the retail and appliances segment decreased by $423,331, or 16.3%, to $2,179,267 for the three months ended June 30, 2022 from $2,602,598 for the three months ended June 30, 2021. Such decrease was primarily due to corresponding the decrease in revenues from the retail and appliance segment. As a percentage of retail and appliances revenues, cost of sales for the retail and appliances segment was 76.0% and 77.6% for the three months ended June 30, 2022 and 2021, respectively.

Cost of sales for the construction segment consists of finished goods, lumber, hardware and materials and plus direct labor and related costs, net of any material discounts from vendors. Cost of sales for the construction segment increased by $4,051,532, or 562.3%, to $4,771,998 for the three months ended June 30, 2022 from $720,466 for the three months ended June 30, 2021. Such increase was primarily due to the acquisitions of High Mountain and Innovative Cabinets, which were acquired in the fourth quarter of 2021. Excluding these acquisitions, cost of sales for the construction segment increased by $304,660, or 42.3%. Such increase was primarily due to corresponding the increase in revenues from the construction segment, as well as increased product and delivery costs. As a percentage of construction revenues, cost of sales for the construction segment was 59.3% and 54.8% for the three months ended June 30, 2022 and 2021, respectively.

Cost of sales for the automotive supplies segment consists of the costs of purchased finished goods plus freight and tariff costs. Cost of sales for the automotive supplies segment decreased by $64,107, or 5.4%, to $1,127,618 for the three months ended June 30, 2022 from $1,191,725 for the three months ended June 30, 2021. Such decrease was primarily due to decreased direct labor costs. As a percentage of automotive supplies revenues, cost of sales for the automotive supplies segment was 56.9% and 60.2% for the three months ended June 30, 2022 and 2021, respectively.

Personnel costs. Personnel costs include employee salaries and bonuses plus related payroll taxes. It also includes health insurance premiums, 401(k) contributions, and training costs. Our total personnel costs were $1,587,173 for the three months ended June 30, 2022, as compared to $836,568 for the three months ended June 30, 2021.

Personnel costs for the retail and appliances segment decreased by $25,431, or 10.6%, to $213,736 for the three months ended June 30, 2022 from $239,167 for the three months ended June 30, 2021. Such decrease was primarily due to decreased employee headcount as a result of decreased operations from the retail and appliances segment. As a percentage of retail and appliances revenue, personnel costs for the retail and appliances segment were 7.5% and 7.1% for the three months ended June 30, 2022 and 2021, respectively.

Personnel costs for the construction segment increased by $1,046,536, or 445.8%, to $1,281,293 for the three months ended June 30, 2022 from $234,757 for the three months ended June 30, 2021. Such increase was primarily due to the acquisitions of High Mountain and Innovative Cabinets, which were acquired in the fourth quarter of 2021. Excluding these acquisitions, personnel costs for the construction segment decreased by $22,322, or 9.5%. Such decrease was primarily due to decreased office personnel headcount in the construction segment. As a percentage of construction revenue, personnel costs for the construction segment were 15.9% and 17.9% for the three months ended June 30, 2022 and 2021, respectively.

Personnel costs for the automotive supplies segment decreased by $92,967, or 25.6%, to $269,677 for the three months ended June 30, 2022 from $362,644 for the three months ended June 30, 2021. Such decrease was primarily due to decreased employee headcount and officer compensation. As a percentage of automotive supplies revenue, personnel costs for the automotive supplies segment were 13.6% and 18.3% for the three months ended June 30, 2022 and 2021, respectively.

Depreciation and amortization. Our total depreciation and amortization expense increased by $372,902, or 295.8%, to $498,974 for the three months ended June 30, 2022 from $126,072 for the three months ended June 30, 2021. Such increase was primarily as a result of the intangible assets and property and equipment acquired in the acquisitions of High Mountain and Innovative Cabinets, which were acquired in the fourth quarter of 2021.

General and administrative expenses. Our general and administrative expenses consist primarily of professional advisor fees, stock-based compensation, bad debts reserve, rent expense, advertising, bank fees, and other expenses incurred in connection with general operations. Our total general and administrative expenses were $2,380,444 for the three months ended June 30, 2022, as compared to $1,350,330 for the three months ended June 30, 2021.

General and administrative expenses for the retail and appliances segment increased by $91,407, or 23.0%, to $488,062 for the three months ended June 30, 2022 from $396,655 for the three months ended June 30, 2021. Such increase was primarily due to increased marketing and professional fees. As a percentage of retail and appliances revenue, general and administrative expenses for the retail and appliances segment were 17.0% and 11.8% for the three months ended June 30, 2022 and 2021, respectively.

General and administrative expenses for the construction segment increased by $943,568, or 403.3%, to $1,177,529 for the three months ended June 30, 2022 from $233,961 for the three months ended June 30, 2021. Such increase was primarily due to the acquisitions of High Mountain and Innovative Cabinets, which were acquired in the fourth quarter of 2021. Excluding these acquisitions, general and administrative expenses for the construction segment increased by $59,191, or 25.3%. Such increase was primarily due to increased rent from new facility leases, as well as increased professional fees in the construction segment. As a percentage of construction revenue, general and administrative expenses for the construction segment were 14.6% and 17.8% for the three months ended June 30, 2022 and 2021, respectively.

General and administrative expenses for the automotive supplies segment increased by $153,437, or 51.4%, to $451,728 for the three months ended June 30, 2022 from $298,291 for the three months ended June 30, 2021. Such increase was primarily due to increased marketing and professional fees. As a percentage of automotive supplies revenue, general and administrative expenses for the automotive supplies segment were 22.8% and 15.1% for the three months ended June 30, 2022 and 2021, respectively.

General and administrative expenses for our holding company decreased by $158,298, or 37.6%, to $263,125 for the three months ended June 30, 2022 from $421,423 for the three months ended June 30, 2021. Such decrease was primarily due to more corporate expenses relating to the business segments being allocated directly to the subsidiaries.

Total other income (expense). We had $932,437 in total other expense, net, for the three months ended June 30, 2022, as compared to other income, net, of $3,142,753 for the three months ended June 30, 2021. Other expense, net, for the three months ended June 30, 2022 consisted of $932,123 of interest expense and a gain on disposal of property of equipment of $671, offset by other income of $357, while other income, net, for the three months ended June 30, 2021 consisted of a gain on the disposition of 1847 Neese of $3,282,804, offset by interest expense of $136,512 and other expense of $3,539. The significant increase in interest expense was primarily a result of convertible debt issuances during the fourth quarter of 2021 in order to help finance the acquisitions of High Mountain and Innovative Cabinets.

Income tax benefit. We had an income tax benefit of $439,000 for the three months ended June 30, 2022, as compared to $21,900 for the three months ended June 30, 2021.

Net income (loss) from continuing operations. As a result of the cumulative effect of the factors described above, our net loss from continuing operations was $147,668 for the three months ended June 30, 2022, as compared to a net income of $2,984,848 for the three months ended June 30, 2021.

Comparison of the Six Months Ended June 30, 2022 and 2021

The following table sets forth key components of our results of operations during the six months ended June 30, 2022 and 2021, both in dollars and as a percentage of our revenues.

	Six Months Ended June 30,
	2022		2021
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$24,965,121	100.0%	$11,428,229	100.0%
Operating Expenses
Cost of sales	15,828,013	63.4%	7,775,471	68.0%
Personnel	3,164,873	12.7%	1,321,240	11.6%
Depreciation and amortization	1,010,345	4.0%	248,178	2.2%
General and administrative	4,546,651	18.2%	2,674,526	23.4%
Total Operating Expenses	24,549,882	98.3%	12,019,415	105.2%
Income (Loss) From Operations	415,239	1.7%	(591,186)	(5.2)%
Other Income (Expenses)
Other income (expense)	675	0.0%	(3,539)	(0.0)%
Interest expense	(1,838,866)	(7.4)%	(181,633)	(1.6)%
Gain on forgiveness of debt	-	-	360,302	3.2%
Gain on sale of property and equipment	32,076	0.1%	-	-
Gain on disposition of subsidiary	-	-	3,282,804	28.7%
Loss on adjustment shares	-	-	(757,792)	(6.6)%
Total Other Income (Expense)	(1,806,115)	(7.2)%	2,700,142	23.6%
Net Income (Loss) Before Income Taxes	(1,390,876)	(5.6)%	2,108,956	18.5%
Income tax benefit	316,000	1.3%	21,900	0.2%
Net Income (Loss) From Continuing Operations	$(1,074,876)	(4.3)%	$2,130,856	18.6%

Revenues. Our total revenues were $24,965,121 for the six months ended June 30, 2022, as compared to $11,428,229 for the six months ended June 30, 2021.

Revenues from the retail and appliances segment decreased by $1,229,189, or 18.6%, to $5,387,795 for the six months ended June 30, 2022 from $6,616,984 for the six months ended June 30, 2021. Such decrease was primarily due to ongoing supply chain delays with appliance manufactures and the increased time it takes to receive products.

Revenues from the construction segment increased by $13,121,404, or 463.5%, to $15,952,281 for the six months ended June 30, 2022 from $2,830,877 for the six months ended June 30, 2021. Such increase was primarily due to the acquisitions of High Mountain and Innovative Cabinets, which were acquired in the fourth quarter of 2021. Excluding these acquisitions, revenues from the construction segment increased by $371,463, or 13.1%. Such increase was primarily due to increases in the average customer contract in the construction segment.

Revenues from the automotive supplies segment increased by $1,644,677, or 83.0%, to $3,625,045 for the six months ended June 30, 2022 from $1,980,368 for the six months ended June 30, 2021. Such increase was primarily due to the acquisition of Wolo, which was acquired on March 31, 2021.

Cost of sales. Our total cost of sales was $15,828,013 for the six months ended June 30, 2022, as compared to $7,775,471 for the six months ended June 30, 2021.

Cost of sales for the retail and appliances segment decreased by $1,058,533, or 20.7%, to $4,050,717 for the six months ended June 30, 2022 from $5,109,250 for the six months ended June 30, 2021. Such decrease was primarily due to corresponding the decrease in revenues from the retail and appliance segment. As a percentage of retail and appliances revenues, cost of sales for the retail and appliances segment was 75.2% and 77.2% for the six months ended June 30, 2022 and 2021, respectively.

Cost of sales for the construction segment increased by $8,177,093, or 554.6%, to $9,651,589 for the six months ended June 30, 2022 from $1,474,496 for the six months ended June 30, 2021. Such increase was primarily due to the acquisitions of High Mountain and Innovative Cabinets, which were acquired in the fourth quarter of 2021. Excluding these acquisitions, cost of sales for the construction segment increased by $456,010, or 30.9%. Such increase was primarily due to corresponding the increase in revenues from the construction segment, as well as increased product and delivery costs. As a percentage of construction revenues, cost of sales for the construction segment was 60.5% and 52.1% for the six months ended June 30, 2022 and 2021, respectively.

Cost of sales for the automotive supplies segment increased by $933,982, or 78.4%, to $2,125,707 for the six months ended June 30, 2022 from $1,191,725 for the six months ended June 30, 2021. Such increase was primarily due to the acquisition of Wolo, which was acquired on March 31, 2021.

Personnel costs. Our total personnel costs were $3,164,873 for the six months ended June 30, 2022, as compared to $1,321,240 for the six months ended June 30, 2021.

Personnel costs for the retail and appliances segment decreased by $48,126, or 9.8%, to $444,124 for the six months ended June 30, 2022 from $492,250 for the six months ended June 30, 2021. Such decrease was primarily due to decreased employee headcount as a result of decreased operations from the retail and appliances segment. As a percentage of retail and appliances revenue, personnel costs for the retail and appliances segment were 8.2% and 7.4% for the six months ended June 30, 2022 and 2021, respectively.

Personnel costs for the construction segment increased by $1,949,157, or 418.0%, to $2,415,503 for the six months ended June 30, 2022 from $466,346 for the six months ended June 30, 2021. Such increase was primarily due to the acquisitions of High Mountain and Innovative Cabinets, which were acquired in the fourth quarter of 2021. Excluding these acquisitions, personnel costs for the construction segment decreased by $48,612, or 10.4%. Such decrease was primarily due to decreased office personnel headcount in the construction segment. As a percentage of construction revenue, personnel costs for the construction segment were 15.1% and 16.5% for the six months ended June 30, 2022 and 2021, respectively.

Personnel costs for the automotive supplies segment increased by $207,361, or 57.2%, to $570,005 for the six months ended June 30, 2022 from $362,644 for the six months ended June 30, 2021. Such increase was primarily due to the acquisition of Wolo, which was acquired on March 31, 2021.

Depreciation and amortization. Our total depreciation and amortization expense increased by $762,167, or 307.1%, to $1,010,345 for the six months ended June 30, 2022 from $248,178 for the six months ended June 30, 2021. Such increase was primarily as a result of the intangible assets and property and equipment acquired in the acquisitions of High Mountain and Innovative Cabinets, which were acquired in the fourth quarter of 2021.

General and administrative expenses. Our total general and administrative expenses were $4,546,651 for the six months ended June 30, 2022, as compared to $2,674,526 for the six months ended June 30, 2021.

General and administrative expenses for the retail and appliances segment increased by $106,314, or 12.8%, to $937,556 for the six months ended June 30, 2022 from $831,242 for the six months ended June 30, 2021. Such increase was primarily due to increased marketing and professional fees. As a percentage of retail and appliances revenue, general and administrative expenses for the retail and appliances segment were 17.4% and 12.6% for the six months ended June 30, 2022 and 2021, respectively.

General and administrative expenses for the construction segment increased by $1,844,815, or 410.6%, to $2,294,087 for the six months ended June 30, 2022 from $449,272 for the six months ended June 30, 2021. Such increase was primarily due to the acquisitions of High Mountain and Innovative Cabinets, which were acquired in the fourth quarter of 2021. Excluding these acquisitions, general and administrative expenses for the construction segment increased by $104,288, or 23.2%. Such increase was primarily due to increased rent from a new facility lease, as well as increased professional fees in the construction segment. As a percentage of construction revenue, general and administrative expenses for the construction segment were 14.4% and 15.9% for the six months ended June 30, 2022 and 2021, respectively.

General and administrative expenses for the automotive supplies segment decreased by $58,077, or 6.5%, to $838,509 for the six months ended June 30, 2022 from $896,586 for the six months ended June 30, 2021. Such decrease was primarily due no acquisition related costs during the current period. As a percentage of automotive supplies revenue, general and administrative expenses for the automotive supplies segment were 23.1% and 45.3% for the six months ended June 30, 2022 and 2021, respectively.

General and administrative expenses for our holding company decreased by $20,927, or 4.2%, to $476,499 for the six months ended June 30, 2022 from $497,426 for the six months ended June 30, 2021. Such decrease was primarily due to more corporate expenses relating to the business segments being allocated directly to the subsidiaries.

Total other income (expense). We had $1,806,115 in total other expense, net, for the six months ended June 30, 2022, as compared to other income, net, of $2,700,142 for the six months ended June 30, 2021. Other expense, net, for the six months ended June 30, 2022 consisted of $1,838,866 of interest expense, offset by a gain on disposal of property of equipment of $32,076 and other income of $675, while other income, net, for the six months ended June 30, 2021 consisted of a gain on the disposition of 1847 Neese of $3,282,804 and a gain on forgiveness of debt of $360,302, offset by a loss on the issuance of adjustment shares of $757,792 as described below, interest expense of $181,633, and other expense of $3,539. The significant increase in interest expense was primarily a result of convertible debt issuances during the fourth quarter of 2021 in order to help finance the acquisitions of High Mountain and Innovative Cabinets.

Income tax benefit.  We had an income tax benefit of $316,000 for the six months ended June 30, 2022, as compared to $21,900 for the six months ended June 30, 2021.

Net income (loss) from continuing operations. As a result of the cumulative effect of the factors described above, our net loss from continuing operations was $1,074,876 for the six months ended June 30, 2022, as compared to a net income of $2,130,856 for the six months ended June 30, 2021.

Liquidity and Capital Resources

As of June 30, 2022, we had cash and cash equivalents of $1,326,736. To date, we have financed our operations primarily through revenue generated from operations, cash proceeds from financing activities, borrowings, and equity contributions by our shareholders.

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

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the period indicated:

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities from continuing operations	$(615,446)	$(60,575)
Net cash used in investing activities from continuing operations	(157,830)	(5,339,252)
Net cash provided by financing activities from continuing operations	716,479	5,497,002
Net change in cash and cash equivalents from continuing operations	(56,797)	97,175
Cash and cash equivalents from continuing operations at beginning of period	1,383,533	1,380,349
Cash and cash equivalents from continuing operations at end of period	$1,326,736	$1,477,524

Net cash used in operating activities from continuing operations was $615,446 for the six months ended June 30, 2022, as compared to $60,575 for the six months ended June 30, 2021. The increase in cash used from operating activities during the six months ended June 30, 2022 was primarily a result of increased receivables, decreased contract liabilities, decreased deferred tax liability, offset by decreased inventories, increased accounts payable and accrued expenses, and decreased prepaids and other current assets.

Net cash used in investing activities from continuing operations was $157,830 for the six months ended June 30, 2022, as compared to $5,339,252 for the six months ended June 30, 2021. The decrease in cash used from investing activities during the six months ended June 30, 2022 was primarily a result of the cash paid in acquisitions during the comparable period.

Net cash provided by financing activities from continuing operations was $716,479 for the six months ended June 30, 2022, as compared to $5,497,002 for the six months ended June 30, 2021. The decrease in cash provided from investing activities during the six months ended June 30, 2022 was primarily a result of decreased proceeds from preferred shares and notes payable issuances and increased dividend payments, offset by decreased notes payable payments.

Series A Unit Offering

On March 26, 2021, we sold an aggregate of 1,818,182 units, at a price of $1.65 per unit, for aggregate gross proceeds of $3,000,000. Each unit consists of one (1) series A senior convertible preferred share and a three-year warrant to purchase one (1) common share at an exercise price of $10.00 per common share (subject to adjustment), which may be exercised on a cashless basis under certain circumstances. As described in further detail below, we contributed to 1847 Wolo the $3,000,000 raised in this offering in exchange for 1,000 shares of 1847 Wolo’s series A preferred stock, at a price of $3,000 per share, to fund, in part, the planned acquisition of Wolo by 1847 Wolo.

In exchange for the consent of the holders of our outstanding series A senior convertible preferred shares to the issuance of these units at a lower purchase price than such holders paid for their shares, we issued an aggregate of 99,710 common shares to such holders.

Series B Unit Offering

From February 24, 2022 to March 24, 2022, the Company sold an aggregate of 426,999 units, at a price of $3.00 per unit, for aggregate gross proceeds of $1,281,000. From April 20, 2022 to May 19, 2022, the Company sold an aggregate of 54,567 units to our Chief Executive Officer, Ellery W. Roberts, for aggregate gross proceeds of $163,700. The Company had total issuance costs relating to these offerings of approximately $15,000, resulting in net proceeds of $1,429,700. Each unit consists of one (1) series B senior convertible preferred share and a three-year warrant to purchase one (1) common share at an exercise price of $12.00 per share (subject to adjustment), which may be exercised on a cashless basis under certain circumstances.

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

Debt

Secured Convertible Promissory Notes

On October 8, 2021, we and each of our subsidiaries 1847 Asien, 1847 Wolo, 1847 Cabinet, Asien’s, Wolo, Kyle’s, High Mountain and Innovative Cabinets, entered into a note purchase agreement with two institutional investors, including Leonite, pursuant to which we issued to these purchasers secured convertible promissory notes in the aggregate principal amount of $24,860,000. The notes contain an aggregate original issue discount of $497,200. As a result, the total purchase price was $24,362,800. After payment of expenses of $617,825, we received net proceeds of $23,744,975, of which $10,687,500 was used to fund the cash portion of the purchase price for the acquisition of High Mountain and Innovative Cabinets. In addition, as consideration for the financing, we granted the financing agent 187,500 warrants with a fair value of $956,526 and 7.5% interest in High Mountain and Innovative Cabinets which had a fair value of $1,146,803. The agent fees were reflected as a discount against the convertible note payable with the warrants being included in additional paid in capital and the equity interest being including within noncontrolling interest on the consolidated balance sheet. The remaining principal balance of the notes at June 30, 2022 is $22,108,707, net of debt discounts of $2,751,293, and they have accrued interest of $495,200.

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

The holders of the notes may, in their sole discretion, elect to convert any outstanding and unpaid principal portion of the notes, and any accrued but unpaid interest on such portion, into our common shares at a conversion price equal to $10.00 (subject to standard adjustments, including a full ratchet antidilution adjustment); provided that the notes contain certain beneficial ownership limitations.

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

6% Subordinated Convertible Promissory Notes

A portion of the purchase price for the acquisition of High Mountain and Innovative Cabinets on October 8, 2021 was paid by the issuance of 6% subordinated convertible promissory notes in the aggregate principal amount of $5,880,345 by 1847 Cabinet to the sellers of High Mountain and Innovative Cabinets. The remaining principal balance of the notes at June 30, 2022 is $5,025,248, net of debt discount at $855,098, and they have accrued interest of $285,652.

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

At any time prior to October 8, 2022, the holders may, in their sole discretion, elect to convert up to twenty percent (20%) of the original principal amount of the notes and all accrued, but unpaid, interest into such number of shares of the common stock of 1847 Cabinet determined by dividing the amount to be converted by a conversion price determined by dividing (i) the fair market value of 1847 Cabinet (determined in accordance with the notes) by (ii) the number of shares of 1847 Cabinet outstanding on a fully diluted basis. In addition, on October 8, 2021, we entered into an exchange agreement with the holders, pursuant to which we granted them the right to exchange all of the principal amount and accrued but unpaid interest under the notes or any portion thereof for a number of our common shares to be determined by dividing the amount to be converted by an exchange price equal to the higher of (i) the 30-day volume weighted average price for our common shares on the primary national securities exchange or over-the-counter market on which our common shares are traded over the thirty (30) trading days immediately prior to the applicable exchange date or (ii) $10.00 (subject to equitable adjustments for stock splits, stock combinations, recapitalizations and similar transactions).

The notes contain customary events of default, including in the event of a default under the secured convertible promissory notes described above. The rights of the holders to receive payments under the notes are subordinated to the rights of the purchasers under secured convertible promissory notes described above.

6% Amortizing Promissory Note

On July 29, 2020, 1847 Asien entered into a securities purchase agreement with Joerg Christian Wilhelmsen and Susan Kay Wilhelmsen, as trustees of the Wilhelmsen Family Trust, U/D/T Dated May 1, 1992 (the “Asien’s Seller”), pursuant to which the Asien’s Seller sold 103,750 of our common shares to 1847 Asien a purchase price of $10.00 per share. As consideration, 1847 Asien issued to the Asien’s Seller a two-year 6% amortizing promissory note in the aggregate principal amount of $1,037,500. On October 8, 2021, 1847 Asien and the Asien’s Seller entered into amendment no. 1 to securities purchase agreement to amend certain terms of the securities purchase agreement and the 6% amortizing promissory note. Pursuant to the amendment, the repayment terms of the 6% amortizing promissory note were revised so that one-half (50%) of the outstanding principal amount ($518,750) and all accrued interest thereon shall be amortized on a two-year straight-line basis and payable quarterly in accordance with the amortization schedule set forth on Exhibit A to the amendment, except for the payments that were initially scheduled on January 1, 2022 and April 1, 2022, which were paid from the proceeds of the senior convertible promissory notes described above, and the second-half (50%) of the outstanding principal amount ($518,750) and all accrued, but unpaid interest thereon shall be paid on the second anniversary of the date of the 6% amortizing promissory note, along with any other unpaid principal or accrued interest thereon. The note is unsecured and contains customary events of default. The remaining principal balance of the note at June 30, 2022 was $581,963 and it had accrued interest of $49,707.

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

The vested principal of the note due at the maturity date shall be calculated each year based on the average annual consolidated EBITDA (as defined in the note) of 1847 Cabinet for each of the years ended December 31, 2020, 2021 and 2022. The EBITDA for each year shall be divided by $1.4 million multiplied by 100 to obtain the vested percentage. The vested principal for each year shall be equal to the vested percentage for that year multiplied by $350,000. To the extent that the vested percentage for the subject year is less than 80%, no portion of the note for that year shall vest. To the extent that the vested percentage for the subject year is equal to or greater than 120%, the vested principal shall be equal to $420,000 for that year and no more. For the year ended December 31, 2020, EBITDA of 1847 Cabinet was approximately $1,553,561, resulting in a vested amount of approximately $388,390. For the year ended December 31, 2021, EBITDA of 1847 Cabinet was approximately $1,642,335, resulting in an additional vested amount of approximately $410,584. As of June 30, 2022, the outstanding balance on this note was $1,001,183.

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

Financing Leases

On February 14, 2019, High Mountain entered in an equipment financing lease to purchase a lift truck for $24,337, which matures on January 19, 2024. The balance payable was $8,520 as of June 30, 2022.

On April 10, 2019, High Mountain entered in an equipment financing lease to purchase equipment for $67,577, which matures on April 1, 2024. The balance payable was $27,473 as of June 30, 2022.

On June 2, 2020, High Mountain entered in an equipment financing lease to purchase office printers for $9,240, which matures on May 2, 2024. The balance payable was $4,611 as of June 30, 2022.

On May 6, 2021, Kyle’s entered in an equipment financing lease to purchase equipment for $276,896, which matures on December 1, 2027. The balance payable was $248,899 as of June 30, 2022.

On October 12, 2021, Kyle’s entered in an equipment financing lease to purchase equipment for $245,375, which matures on December 1, 2027. The balance payable was $220,409 as of June 30, 2022.

On March 28, 2022, Kyle’s entered in an equipment financing lease to purchase equipment for $245,395, which matures on January 28, 2028. The balance payable was $230,514 as of June 30, 2022.

On March 28, 2022, Kyle’s entered in an equipment financing lease to purchase equipment for $71,403, which matures on January 28, 2028. The balance payable was $66,939 as of June 30, 2022.

On April 11, 2022, Kyle’s entered in a financing lease to lease copy machines valued at $11,706, which matures on June 20, 2027. The balance payable was $11,223 as of June 30, 2022.

Vehicle Loans

Asien’s has entered into seven retail installment sale contracts pursuant to which Asien’s agreed to finance its delivery trucks at rates ranging from 3.74% to 8.72% with an aggregate remaining principal amount of $127,909 as of June 30, 2022.

Kyle’s has entered into two retail installment sale contracts pursuant to which Kyle’s agreed to finance its delivery trucks at rates ranging from 5.90% to 6.54% with an aggregate remaining principal amount of $57,717 as of June 30, 2022.

High Mountain has entered into twelve retail installment sale contracts pursuant to which it agreed to finance delivery trucks and equipment at rates ranging from 3.74% to 6.34% with an aggregate remaining principal amount of $97,599 as of June 30, 2022.

Innovative Cabinets has entered into two retail installment sale contracts pursuant to which it agreed to finance delivery trucks and equipment at rates of 3.74% with an aggregate remaining principal amount of $17,242 as of June 30, 2022.

Total Debt

The following table shows aggregate figures for the total debt, net of discounts, described above that is coming due in the short and long term as of June 30, 2022. See the above disclosures for more details regarding these loans.

	Short-Term	Long-Term	Total Debt
Secured Convertible Promissory Notes	$-	$22,108,707	$22,108,707
6% Subordinated Convertible Promissory Notes	-	5,025,248	5,025,248
6% Amortizing Promissory Note	581,963	-	581,963
Vesting Promissory Note	-	1,001,183	1,001,183
Financing Leases	145,874	672,714	818,588
Vehicle Loans	103,251	197,216	300,467
Total	$831,088	$29,005,068	$29,836,156

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2022. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which we are still in the process of remediating as of June 30, 2022, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for the description of these weaknesses.

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

During its evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2022, our management identified the following material weaknesses:

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

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, our management has identified the steps necessary to address the material weaknesses, and in the second quarter of 2022, we continued to implement the following remedial procedures:

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

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during the second quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the three months ended June 30, 2022 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

We did not repurchase any of our common shares during the three months ended June 30, 2022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the second quarter of fiscal 2022 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS.

Exhibit No.	Description of Exhibit
3.1	Certificate of Formation of 1847 Holdings LLC (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed on February 7, 2014)
3.2	Second Amended and Restated Operating Agreement of 1847 Holdings LLC, dated January 19, 2018 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 22, 2018)
3.3	Amendment No. 1 to Second Amended and Restated Operating Agreement of 1847 Holdings LLC, dated August 5, 2021 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 11, 2021)
4.1	Amended and Restated Share Designation of Series A Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on April 1, 2021)
4.2	Amendment No. 1 to Amended and Restated Share Designation of Series A Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on October 5, 2021)
4.3	Share Designation of Series B Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 2, 2022)
4.4	Form of Common Share Purchase Warrant relating to 2020 private placement (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on October 7, 2020)
4.5	Form of Common Share Purchase Warrant relating to 2021 private placement (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on April 1, 2021)
4.6	Form of Common Share Purchase Warrant relating to 2022 private placement (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on March 2, 2022)
4.7	Warrant for Common Shares issued by 1847 Holdings LLC to Leonite Capital LLC on October 8, 2021 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on October 13, 2021)
4.8	Warrant for Common Shares issued by 1847 Holdings LLC to Leonite Capital LLC on October 8, 2021 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on October 13, 2021)
4.9	Common Share Purchase Warrant issued by 1847 Holdings LLC to Mast Hill Fund, L.P. on July 8, 2022 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on July 12, 2022)
4.10	Common Share Purchase Warrant issued to Craft Capital Management LLC on August 5, 2022 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 8, 2022)
4.11	Common Share Purchase Warrant issued to R.F. Lafferty & Co. Inc. on August 5, 2022 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on August 8, 2022)
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2022	1847 HOLDINGS LLC

/s/ Ellery W. Roberts
	Name:	Ellery W. Roberts
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Vernice L. Howard
	Name:	Vernice L. Howard
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)