Form 10-Q
period 2022-09-30
1847 Holdings LLC
filed 2022-11-14
CIK 1599407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 001-41368

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

As of November 11, 2022, there were 4,079,137 common shares of the registrant issued and outstanding.

1847 HOLDINGS LLC

Quarterly Report on Form 10-Q

 Period Ended September 30, 2022

PART II

OTHER INFORMATION

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

1847 HOLDINGS LLC

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page

Condensed Consolidated Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	2
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2022 and 2021 (Unaudited)	3
Condensed Consolidated Statements of Mezzanine Equity and Shareholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2022 and 2021 (Unaudited)	4
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021 (Unaudited)	6
Notes to Condensed Consolidated Financial Statements (Unaudited)	7

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$1,584,499	$1,383,533
Investments	276,956	276,429
Receivables, net	5,336,018	3,378,996
Contract assets	128,462	88,466
Inventories, net	4,756,603	5,427,302
Prepaid expenses and other current assets	862,177	582,048
Total Current Assets	12,944,715	11,136,774

Property and equipment, net	2,049,496	1,695,311
Operating lease right-of-use assets	3,037,676	3,192,604
Goodwill	19,452,270	19,452,270
Intangible assets, net	10,349,821	11,443,897
Other long-term assets	82,566	85,691
TOTAL ASSETS	$47,916,544	$47,006,547

LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$5,438,895	$4,818,672
Contract liabilities	582,335	2,547,903
Customer deposits	2,976,666	3,465,259
Due to related parties	193,762	193,762
Current portion of operating lease liabilities	707,419	613,696
Current portion of finance lease liabilities	183,103	100,652
Current portion of notes payable, net	660,332	692,522
Current portion of contingent note payable	362,779	-
Total Current Liabilities	11,105,291	12,432,466

Operating lease liabilities, net of current portion	2,419,449	2,607,862
Finance lease liabilities, net of current portion	831,570	455,905
Notes payable, net of current portion	175,921	251,401
Convertible notes payable, net of current portion	24,465,177	26,630,655
Contingent note payable, net of current portion	-	1,001,183
Deferred tax liability, net	573,000	2,070,000
TOTAL LIABILITIES	39,570,408	45,449,472

Mezzanine Equity
Series A senior convertible preferred shares	-	1,655,404
TOTAL MEZZANINE EQUITY	-	1,655,404

Shareholders’ Deficit
Series A senior convertible preferred shares, no par value, 4,450,460 shares designated; 1,593,940 and 1,818,182 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	1,338,746	-
Series B senior convertible preferred shares, no par value, 583,334 shares designated; 464,899 and zero shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	1,214,181	-
Allocation shares, 1,000 shares authorized; 1,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	1,000	1,000
Common shares, $0.001 par value, 500,000,000 shares authorized; 4,079,137 and 1,210,918 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	4,079	1,211
Distribution receivable	(2,000,000)	(2,000,000)
Additional paid-in capital	43,962,606	21,723,042
Accumulated deficit	(36,648,788)	(20,754,394)
TOTAL 1847 HOLDINGS SHAREHOLDERS’ EQUITY (DEFICIT)	7,871,824	(1,029,141)
NON-CONTROLLING INTERESTS	474,312	930,812
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	8,346,136	(98,329)
TOTAL LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY (DEFICIT)	$47,916,544	$47,006,547

The accompanying notes are an integral part of these condensed consolidated financial statements.

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$14,472,361	$6,735,028	$39,437,482	$18,163,257

Operating Expenses
Cost of sales	9,596,387	4,573,123	25,109,863	12,348,594
Personnel	3,182,286	876,991	6,446,145	2,198,231
Depreciation and amortization	516,414	299,477	1,526,759	547,655
General and administrative	2,688,877	1,844,979	7,451,079	4,519,504
Total Operating Expenses	15,983,964	7,594,570	40,533,846	19,613,984

LOSS FROM OPERATIONS	(1,511,603)	(859,542)	(1,096,364)	(1,450,727)

Other Income (Expense)
Other income	2,756	3,539	3,431	-
Interest expense	(1,875,757)	(128,199)	(3,714,623)	(309,832)
Gain on forgiveness of debt	-	-	-	360,302
Gain on disposal of property and equipment	15,614	10,885	47,690	10,885
Gain on disposition of subsidiary	-	-	-	3,282,804
Loss on extinguishment of debt	(2,039,815)	-	(2,039,815)	(757,792)
Loss on write-down of contingent note payable	(158,817)	-	(158,817)	-
Total Other Income (Expense)	(4,056,019)	(113,775)	(5,862,134)	2,586,367

NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(5,567,622)	(973,317)	(6,958,498)	1,135,640
INCOME TAX BENEFIT FROM CONTINUING OPERATIONS	1,095,000	-	1,411,000	21,900
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(4,472,622)	(973,317)	(5,547,498)	1,157,540
NET INCOME FROM DISCONTINUED OPERATIONS	-	-	-	240,405
NET INCOME (LOSS)	$(4,472,622)	$(973,317)	$(5,547,498)	$1,397,945

NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS FROM CONTINUING OPERATIONS	(399,106)	(65,008)	(456,500)	(106,628)
NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS FROM DISCONTINUED OPERATIONS	-	-	-	108,182
NET INCOME (LOSS) ATTRIBUTABLE TO 1847 HOLDINGS	$(4,073,516)	$(908,309)	$(5,090,998)	$1,396,391

NET INCOME (LOSS) FROM CONTINUING OPERATIONS ATTRIBUTABLE TO 1847 HOLDINGS	(4,073,516)	(908,309)	(5,090,998)	1,264,168
NET INCOME FROM DISCONTINUED OPERATIONS ATTRIBUTABLE TO 1847 HOLDINGS	-	-	-	132,223
NET INCOME (LOSS) ATTRIBUTABLE TO 1847 HOLDINGS	$(4,073,516)	$(908,309)	$(5,090,998)	$1,396,391

PREFERRED SHARE DIVIDENDS	(353,816)	(314,093)	(697,312)	(2,340,567)
DEEMED DIVIDEND RELATED TO DOWN ROUND PROVISION IN WARRANTS	(9,012,730)	-	(9,012,730)	-
NET LOSS ATTRIBUTABLE TO 1847 HOLDINGS COMMON SHAREHOLDERS	$(13,440,062)	$(1,222,402)	$(14,801,040)	$(944,176)

LOSS PER COMMON SHARE ATTRIBUTABLE TO 1847 HOLDINGS COMMON SHAREHOLDERS
BASIC
LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS	$(4.51)	$(1.01)	$(8.08)	$(0.91)
EARNINGS PER COMMON SHARE FROM DISCONTINUED OPERATIONS	-	-	-	0.11
LOSS PER COMMON SHARE	$(4.51)	$(1.01)	$(8.08)	$(0.80)
DILUTED
LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS	$(4.51)	$(1.01)	$(8.08)	$(0.52)
EARNINGS PER COMMON SHARE FROM DISCONTINUED OPERATIONS	-	-	-	0.06
LOSS PER COMMON SHARE	$(4.51)	$(1.01)	$(8.08)	$(0.46)

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC	2,979,949	1,210,918	1,832,076	1,179,873
DILUTED	2,979,949	1,210,918	1,832,076	2,065,215

The accompanying notes are an integral part of these condensed consolidated financial statements.

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

Three and Nine Months Ended September 30, 2022

	Series A Senior Convertible Preferred Shares		Series B Senior Convertible Preferred Shares		Allocation	Common Shares		Distribution	Additional Paid-In	Accumulated	Non- Controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Shares	Amount	Receivable	Capital	Deficit	Interests	(Deficit)
Balance at December 31, 2021	-	$-	-	$-	$1,000	1,210,918	$1,211	$(2,000,000)	$21,723,042	$(20,754,394)	$930,812	$(98,329)
Issuance of common shares upon conversion of series A preferred shares	-	-	-	-	-	38,096	38	-	111,948	-	-	111,986
Issuance of series B convertible preferred shares and warrants	-	-	-	-	-	-	-	-	152,350	-	-	152,350
Dividends - common shares	-	-	-	-	-	-	-	-	-	(249,762)	-	(249,762)
Dividends - series A senior convertible preferred shares	-	-	-	-	-	-	-	-	-	(121,455)	-	(121,455)
Dividends - series B senior convertible preferred shares	-	-	-	-	-	-	-	-	-	(13,760)	-	(13,760)
Net loss	-	-	-	-	-	-	-	-	-	(873,030)	(54,178)	(927,208)
Balance at March 31, 2022	-	$-	-	$-	$1,000	1,249,014	$1,249	$(2,000,000)	$21,987,340	$(22,012,401)	$876,634	$(1,146,178)
Issuance of series B convertible preferred shares and warrants	-	-	-	-	-	-	-	-	19,700	-	-	19,700
Dividends - series A senior convertible preferred shares	-	-	-	-	-	-	-	-	-	(159,298)	-	(159,298)
Dividends - series B senior convertible preferred shares	-	-	-	-	-	-	-	-	-	(48,983)	-	(48,983)
Net loss	-	-	-	-	-	-	-	-	-	(144,452)	(3,216)	(147,668)
Balance at June 30, 2022	-	$-	-	$-	$1,000	1,249,014	$1,249	$(2,000,000)	$22,007,040	$(22,365,134)	$873,418	$(1,482,427)
Issuance of warrants in connection with notes payable	-	-	-	-	-	-	-	-	402,650	-	-	402,650
Issuance of common shares upon cashless exercise of warrants	-	-	-	-	-	126,669	126	-	(126)	-	-	-
Issuance of common shares upon partial extinguishment of convertible notes payable	-	-	-	-	-	800,000	800	-	4,639,200	-	-	4,640,000
Issuance of common shares upon partial extinguishment of contingent note payable	-	-	-	-	-	189,815	190	-	1,100,737	-	-	1,100,927
Issuance of common shares upon settlement of debt	-	-	-	-	-	285,067	285	-	1,653,104	-	-	1,653,389
Reclassification of preferred shares from mezzanine equity to permanent equity	1,684,849	1,415,100	481,566	1,257,650	-	-	-	-	-	-	-	2,672,750
Issuance of common shares and warrants in connection with a public offering	-	-	-	-	-	1,428,572	1,429	-	5,147,271	-	-	5,148,700
Redemption of series A senior convertible preferred shares	(90,909)	(76,354)	-	-	-	-	-	-	-	(132,737)	-	(209,091)
Redemption of series B senior convertible preferred shares	-	-	(16,667)	(43,469)	-	-	-	-	-	(14,032)	-	(57,501)
Dividends - common shares	-	-	-	-	-	-	-	-	-	(843,592)	-	(843,592)
Dividends - series A senior convertible preferred shares	-	-	-	-	-	-	-	-	-	(156,738)	-	(156,738)
Dividends - series B senior convertible preferred shares	-	-	-	-	-	-	-	-	-	(50,309)	-	(50,309)
Deemed dividends - down round provision in warrants	-	-	-	-	-	-	-	-	9,012,730	(9,012,730)	-	-
Net loss	-	-	-	-	-	-	-	-	-	(4,073,516)	(399,106)	(4,472,622)
Balance at September 30, 2022	1,593,940	$1,338,746	464,899	$1,214,181	$1,000	4,079,137	$4,079	$(2,000,000)	$43,962,606	$(36,648,788)	$474,312	$8,346,136

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

Three and Nine Months Ended September 30, 2021

	Series A Senior Convertible Preferred Shares		Series B Senior Convertible Preferred Shares		Allocation	Common Shares		Distribution	Additional Paid-In	Accumulated	Non- Controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Shares	Amount	Receivable	Capital	Deficit	Interests	(Deficit)
Balance at December 31, 2020	-	$-	-	$-	$1,000	1,111,208	$1,111	$(2,000,000)	$17,008,824	$(13,856,973)	$(879,239)	$274,723
Issuance of series A senior convertible preferred shares and warrants	-	-	-	-	-	-	-	-	3,000,000	(1,527,086)	-	1,472,914
Issuance of common adjustment shares	-	-	-	-	-	99,710	100	-	757,692	-	-	757,792
Dividends - series A senior convertible preferred shares	-	-	-	-	-	-	-	-	-	(188,709)	-	(188,709)
Net loss	-	-	-	-	-	-	-	-	-	(730,441)	54,959	(675,482)
Balance at March 31, 2021	-	$-	-	$-	$1,000	1,210,918	$1,211	$(2,000,000)	$20,766,516	$(16,303,209)	$(824,280)	$1,641,238
Accrued dividend payable	-	-	-	-	-	-	-	-		(310,679)	-	(310,679)
Net loss	-	-	-	-	-	-	-	-	-	3,035,140	11,603	3,046,743
Balance at June 30, 2021	-	$-	-	$-	$1,000	1,210,918	$1,211	$(2,000,000)	$20,766,516	(13,578,748)	$(812,677)	$4,377,302
Accrued dividend payable	-	-	-	-	-	-	-	-	-	(314,093)	-	(314,093)
Net loss	-	-	-	-	-	-	-	-	-	(908,309)	(65,008)	(973,317)
Balance at September 30, 2021	-	$-	-	$-	$1,000	1,210,918	$1,211	(2,000,000)	20,766,516	(14,801,150)	(877,685)	3,089,892

The accompanying notes are an integral part of these condensed consolidated financial statements.

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(5,547,498)	$1,397,945
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss from discontinued operations	-	(240,405)
Gain on disposition of subsidiary	-	(3,282,804)
Gain on forgiveness of debt		(360,302)
Gain on disposal of property and equipment	(47,690)	(10,885)
Loss on adjustment shares		757,792
Loss on extinguishment of debt	2,039,815
Loss on write-down of contingent note payable	158,817
Deferred tax asset (liability)	(1,497,000)	(40,000)
Depreciation and amortization	1,526,759	547,656
Amortization of debt discounts	1,697,572	27,537
Amortization of right-of-use assets	409,641	90,322
Changes in operating assets and liabilities:
Receivables	(1,957,022)	271,395
Contract assets	(39,996)	-
Inventories	670,699	(141,543)
Prepaid expenses and other current assets	(280,129)	126,464
Other assets	3,125
Accounts payable and accrued expenses	1,689,185	439,723
Contract liabilities	(1,965,568)	(106,561)
Customer deposits	(488,593)	225,618
Due to related parties	-	3,569
Operating lease liabilities	(349,403)	(86,867)
Net cash used in operating activities from continuing operations	(3,977,286)	(381,346)
Net cash used in operating activities from discontinued operations	-	(170,580)
Net cash used in operating activities	(3,977,286)	(551,926)

CASH FLOWS FROM INVESTING ACTIVITIES
Net paid in acquisitions	-	(5,378,346)
Purchases of property and equipment	(255,930)	(262,852)
Proceeds from disposal of property and equipment	77,513	350,000
Investments in certificates of deposit	(527)	-
Net cash used in investing activities from continuing operations	(178,944)	(5,291,198)
Net cash provided by investing activities from discontinued operations	-	644,303
Net cash used in investing activities	(178,944)	(4,646,895)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	499,600	3,673,405
Net proceeds from issuance of common shares and warrants in public offering	5,148,700	-
Net proceeds from issuance of series A senior convertible preferred shares	-	3,000,000
Net proceeds from issuance of series B senior convertible preferred shares	1,429,700	-
Proceeds from line of credit	-	995,228
Repayments of notes payable and finance lease liabilities	(810,315)	(584,012)
Repayments to sellers	-	(977,685)
Cash paid for financing costs	-	(165,230)
Redemption of series A senior convertible preferred shares	(209,091)	-
Redemption of series B senior convertible preferred shares	(57,501)	-
Dividends on series A senior convertible preferred shares	(437,491)	(676,339)
Dividends on series B senior convertible preferred shares	(113,052)	-
Dividends on common shares	(1,093,354)	-
Net cash provided by financing activities from continuing operations	4,357,196	5,265,367
Net cash used in financing activities from discontinued operations	-	(208,693)
Net cash provided by financing activities	4,357,196	5,056,674

NET CHANGE IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS	200,966	(407,177)
NET CHANGE IN CASH AND CASH EQUIVALENT FROM DISCONTINUED OPERATIONS	-	265,030
CASH AND CASH EQUIVALENTS AVAILABLE FROM DISCONTINUED OPERATIONS	-	(265,030)

CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS
Beginning of the period	1,383,533	1,380,349
End of the period	$1,584,499	$973,172

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$1,576,964	$139,016
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common shares upon conversion of series A preferred shares	$111,986	$-
Issuance of common shares upon cashless exercise of warrants	$126	$-
Deemed dividend from down round provision in warrants	$9,012,730	$-
Financed purchases of property and equipment	$568,764	$-
Debt discount on notes payable issued with warrants	$503,050	$-
Operating lease right-of-use asset and liability remeasurement	$254,713	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

NOTE 1—BASIS OF PRESENTATION AND OTHER INFORMATION

The accompanying unaudited condensed consolidated financial statements of 1847 Holdings LLC (the “Company,” “we,” “us,” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all information and footnotes required by GAAP for complete financial statements. The December 31, 2021 consolidated balance sheet data was derived from audited financial statements but do not include all disclosures required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2022. The interim unaudited condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

Reverse Share Split

On August 2, 2022, we effected a 1-for-4 reverse split of our outstanding common shares. All outstanding common shares and warrants were adjusted to reflect the 1-for-4 reverse split, with respective exercise prices of the warrants proportionately increased. The outstanding convertible notes and series A and B convertible senior preferred shares conversion prices were adjusted to reflect a proportional decrease in the number of common shares to be issued upon conversion.

All share and per share data throughout these condensed consolidated financial statements have been retroactively adjusted to reflect the reverse share split. The total number of authorized common shares did not change. As a result of the reverse common share split, an amount equal to the decreased value of common shares was reclassified from “common shares” to “additional paid-in capital.”

Reclassifications

Certain reclassifications within property and equipment, notes payable, preferred shares, and operating expenses have been made to prior period’s financial statements to conform to the current period financial statement presentation. There is no impact in total to the results of operations and cash flows in all periods presented.

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

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

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

In August 2020, the FASB issued ASU 2020-06 Accounting for Convertible Instruments and Contracts In An Entity’s Own Equity. ASU 2020-06 simplifies the accounting for certain convertible instruments by removing the separation models for convertible debt with a cash conversion feature and for convertible instruments with a beneficial conversion feature. As a result, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. Additionally, ASU 2020-06 amends the diluted earnings per share calculation for convertible instruments by requiring the use of the if-converted method. The treasury stock method is no longer available. For SEC filers, excluding smaller reporting companies, ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted this guidance on January 1, 2022. The Company’s adoption of this update did not have a material impact on the condensed consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU amends ASC 805 to require acquiring entities to apply ASC 606 to recognize and measure contract assets and contract liabilities in business combinations. The ASU is effective for public entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. This ASU should be applied prospectively to acquisitions occurring on or after the effective date of December 15, 2022, and early adoption is permitted. The Company adopted this guidance on January 1, 2022. The Company’s adoption of this update did not have a material impact on the condensed consolidated financial statements.

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

As of September 30, 2022, the Company had cash and cash equivalents of $1,584,499. For the nine months ended September 30, 2022, the Company incurred an operating loss of $1,096,364 (before deducting losses attributable to non-controlling interests), cash flows used in operations of $3,977,286, and working capital of $1,839,424. The Company has generated operating losses since its inception and has relied on cash on hand, sales of securities, external bank lines of credit, and issuance of third-party and related party debt to support cashflow from operations.

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

SEPTEMBER 30, 2022

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

The Company’s revenues for the three and nine months ended September 30, 2022 and 2021 are disaggregated as follows:

	Three Months Ended September 30, 2022
	Retail and Appliances	Construction	Automotive Supplies	Total
Revenues
Appliances	$2,492,544	$-	$-	$2,492,544
Appliance accessories, parts, and other	442,161	-	-	442,161
Automotive horns	-	-	1,094,636	1,094,636
Automotive lighting	-	-	395,074	395,074
Custom cabinets and countertops	-	2,990,767	-	2,990,767
Finished carpentry	-	7,057,179	-	7,057,179
Total Revenues	$2,934,705	$10,047,946	$1,489,710	$14,472,361

	Three Months Ended September 30, 2021
	Retail and Appliances	Construction	Automotive Supplies	Total
Revenues
Appliances	$2,745,305	$-	$-	$2,745,305
Appliance accessories, parts, and other	400,650	-	-	400,650
Automotive horns		-	1,694,928	1,694,928
Automotive lighting	-	-	555,717	555,717
Custom cabinets and countertops	-	1,338,428	-	1,338,428
Finished carpentry	-	-	-	-
Total Revenues	$3,145,955	$1,338,428	$2,250,645	$6,735,028

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

	Nine Months Ended September 30, 2022
	Retail and Appliances	Construction	Automotive Supplies	Total
Revenues
Appliances	$7,206,386	$-	$-	$7,206,386
Appliance accessories, parts, and other	1,116,114	-	-	1,116,114
Automotive horns	-	-	3,766,415	3,766,415
Automotive lighting	-	-	1,348,340	1,348,340
Custom cabinets and countertops	-	10,288,711	-	10,288,711
Finished carpentry	-	15,711,516	-	15,711,516
Total Revenues	$8,322,500	$26,000,227	$5,114,755	$39,437,482

	Nine Months Ended September 30, 2021
	Retail and Appliances	Construction	Automotive Supplies	Total
Revenues
Appliances	$8,587,939	$-	$-	$8,587,939
Appliance accessories, parts, and other	1,175,000	-	-	1,175,000
Automotive horns	-	-	3,326,835	3,326,835
Automotive lighting	-	-	904,178	904,178
Custom cabinets and countertops	-	4,169,305	-	4,169,305
Finished carpentry	-	-	-	-
Total Revenues	$9,762,939	$4,169,305	$4,231,013	$18,163,257

Segment information for the three and nine months ended September 30, 2022 and 2021 is as follows:

	Three Months Ended September 30, 2022
	Retail and Appliances	Construction	Automotive Supplies	Corporate Services	Total
Revenues	$2,934,705	$10,047,946	$1,489,710	$-	$14,472,361
Operating expenses
Cost of sales	2,183,972	6,544,843	867,572	-	9,596,387
Personnel	202,443	2,406,195	277,398	296,250	3,182,286
Depreciation and amortization	48,019	416,525	51,870	-	516,414
General and administrative	494,719	1,245,668	384,870	563,620	2,688,877
Total Operating Expenses	2,929,153	10,613,231	1,581,710	859,870	15,983,964
Income (loss) from Operations	$5,552	$(565,285)	$(92,000)	$(859,870)	$(1,511,603)

	Three Months Ended September 30, 2021
	Retail and Appliances	Construction	Automotive Supplies	Corporate Services	Total
Revenues	$3,145,955	$1,338,428	$2,250,645	$-	$6,735,028
Operating expenses
Cost of sales	2,300,663	805,513	1,466,947	-	4,573,123
Personnel	196,592	273,366	407,034	-	876,992
Depreciation and amortization	47,104	83,112	169,260	-	299,476
General and administrative	439,414	256,402	673,484	475,679	1,844,979
Total Operating Expenses	2,983,774	1,418,393	2,716,724	475,679	7,594,570
Income (Loss) from Operations	$162,182	$(79,965)	$(466,080)	$(475,679)	$(859,542)

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

	Nine Months Ended September 30, 2022
	Retail and Appliances	Construction	Automotive Supplies	Corporate Services	Total
Revenues	$8,322,500	$26,000,227	$5,114,755	$-	$39,437,482
Operating expenses
Cost of sales	6,245,993	15,835,830	3,028,040	-	25,109,863
Personnel	587,073	4,715,419	847,403	296,250	6,446,145
Depreciation and amortization	175,835	1,195,314	155,610	-	1,526,759
General and administrative	1,480,465	4,006,636	1,188,618	775,360	7,451,079
Total Operating Expenses	8,489,366	25,753,199	5,219,671	1,071,610	40,533,846
Income (Loss) from Operations	$(166,866)	$247,028	$(104,916)	$(1,071,610)	$(1,096,364)

	Nine Months Ended September 30, 2021
	Retail and Appliances	Construction	Automotive Supplies	Corporate Services	Total
Revenues	$9,762,939	$4,169,305	$4,231,013	$-	$18,163,257
Operating expenses				-
Cost of sales	7,409,913	2,280,009	2,658,672	-	12,348,594
Personnel	688,842	739,711	769,678	-	2,198,231
Depreciation and amortization	135,782	242,613	169,260	-	547,655
General and administrative	1,270,655	705,674	1,570,070	973,105	4,519,504
Total Operating Expenses	9,505,192	3,968,007	5,167,680	973,105	19,613,984
Income (Loss) from Operations	$257,747	$201,298	$(936,667)	$(973,105)	$(1,450,727)

NOTE 5—PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2022 and December 31, 2021 consisted of the following:

	September 30, 2022	December 31, 2021
Equipment and machinery	$1,401,103	$808,592
Office furniture and equipment	156,544	105,203
Transportation equipment	911,426	864,121
Leasehold improvements	169,143	112,356
Total property and equipment	2,638,216	1,890,272
Less: Accumulated depreciation	(588,720)	(194,961)
Property and equipment, net	$2,049,496	$1,695,311

Depreciation expense for the three and nine months ended September 30, 2022 was $151,722 and $432,683, respectively. Depreciation expense for the three and nine months ended September 30, 2021 was $32,420 and $85,005, respectively.

NOTE 6—INTANGIBLE ASSETS

Intangible assets at September 30, 2022 and December 31, 2021 consisted of the following:

	September 30, 2022	December 31, 2021
Customer relationships	$5,791,000	$5,791,000
Marketing-related	5,917,000	5,917,000
Technology-related	623,000	623,000
Total intangible assets	12,331,000	12,331,000
Less: accumulated amortization	(1,981,179)	(887,103)
Intangible assets, net	$10,349,821	$11,443,897

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

Amortization expense for the three and nine months ended September 30, 2022 was $364,692 and $1,094,076, respectively. Amortization expense for the three and nine months ended September 30, 2021 was $267,057 and $462,651, respectively.

Estimated amortization expense for intangible assets for the next five years consists of the following as of September 30, 2022:

Year Ending December 31,	Amount
2022 – remaining	$364,704
2023	1,458,780
2024	1,458,750
2025	1,325,745
2026	1,157,523
Thereafter	4,584,319
Total	$10,349,821

NOTE 7—SELECTED ACCOUNT INFORMATION

Receivables at September 30, 2022 and December 31, 2021 consisted of the following:

	September 30, 2022	December 31, 2021
Trade accounts receivable	$5,110,116	$2,691,702
Vendor rebates receivable	139,322	126,118
Credit card payments in process of settlement	-	116,187
Retainage	445,580	803,989
Total receivables	5,695,018	3,737,996
Allowance for doubtful accounts	(359,000)	(359,000)
Total receivables, net	$5,336,018	$3,378,996

Inventories at September 30, 2022 and December 31, 2021 consisted of the following:

	September 30, 2022	December 31, 2021
Appliances	$2,146,254	$2,206,336
Automotive	1,248,947	2,064,834
Construction	1,749,250	1,543,980
Total inventories	5,144,451	5,815,150
Less reserve for obsolescence	(387,848)	(387,848)
Total inventories, net	$4,756,603	$5,427,302

Inventory balances are composed of finished goods. Raw materials and work in process inventory are immaterial to the condensed consolidated financial statements.

Accounts payable and accrued expenses at September 30, 2022 and December 31, 2021 consisted of the following:

	September 30, 2022	December 31, 2021
Trade accounts payable	$2,705,828	$3,117,825
Credit cards payable	130,013	52,300
Accrued payroll liabilities	630,846	263,590
Accrued interest	1,045,917	711,258
Accrued dividends	644,139	242,160
Other accrued liabilities	282,152	431,539
Total accounts payable and accrued expenses	$5,438,895	$4,818,672

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

NOTE 8—LEASES

Operating Leases

In April 2022, the Company entered into a lease amendment to renew its office and warehouse space in the automotive supplies segment, located in Deer Park, New York. The lease renewal will commence on August 1, 2022 and shall expire on July 31, 2025. Under the terms of the lease renewal, the Company will lease the premises at the monthly rate of $7,518 for the first year, with scheduled annual increases. The lease agreement contains customary events of default, representations, warranties, and covenants. The remeasurement of the ROU asset and liability associated with this operating lease was $254,713.

The following was included in our condensed consolidated balance sheet at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Operating lease right-of-use assets	$3,037,676	$3,192,604
Lease liabilities, current portion	707,419	613,696
Lease liabilities, long-term	2,419,449	2,607,862
Total operating lease liabilities	$3,126,868	$3,221,558
Weighted-average remaining lease term (months)	49	59
Weighted average discount rate	4.37%	4.29%

Rent expense for the three and nine months ended September 30, 2022 was $278,823 and $804,544, respectively.

As of September 30, 2022, maturities of operating lease liabilities were as follows:

Year Ending December 31,	Amount
2022 – remaining	$239,421
2023	830,221
2024	848,210
2025	803,685
2026	514,079
Thereafter	194,495
Total	3,430,111
Less: imputed interest	(303,243)
Total operating lease liabilities	$3,126,868

Finance Leases

On March 28, 2022, the Company entered an equipment financing lease to purchase machinery and equipment totaling $316,798, maturing in January 2028.

On April 11, 2022, the Company entered in an equipment financing lease to purchase machinery and equipment totaling $11,706, maturing in June 2027.

On July 13, 2022, the Company entered in an equipment financing lease to purchase machinery and equipment totaling $240,260, maturing in June 2028.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

As of September 30, 2022, maturities of finance lease liabilities were as follows:

Year Ending December 31,	Amount
2022 – remaining	$58,482
2023	234,556
2024	218,099
2025	211,332
2026	211,332
Thereafter	238,875
Total payments	1,172,676
Less: amount representing interest	(158,003)
Present value of minimum finance lease payments	$1,014,673

As of September 30, 2022, the weighted-average remaining lease term for all finance leases is 5.20 years.

NOTE 9—ACQUISITIONS

On March 30, 2021, the Company acquired 100% of the outstanding capital stock of Wolo Mfg. Corp and Wolo Industrial Horn & Signal, Inc. (“Wolo”) for an aggregate purchase price of $8,344,056. For the three and nine months ended September 30, 2022, Wolo contributed revenue of $1,489,710 and $5,114,755, respectively, and net loss from continuing operations of $393,493 and $1,034,427, respectively, which are included in our condensed consolidated statements of operations for the three and nine months ended September 30, 2022.

On October 8, 2021, the Company acquired 100% of the outstanding capital stock of High Mountain Door & Trim, Inc. (“High Mountain”) and Sierra Homes, LLC (“Sierra Homes”) for an aggregate purchase price of $15,441,173. For the three and nine months ended September 30, 2022, High Mountain and Sierra Homes contributed combined revenue of $8,299,589 and $21,049,530, respectively, and combined net loss from continuing operations of $2,846,780 and $3,633,437, respectively, which are included in our condensed consolidated statements of operations for the three and nine months ended September 30, 2022.

Pro Forma Information

The following unaudited pro forma results presented below include the effects of the Wolo, High Mountain and Sierra Homes acquisitions as if they had been consummated as of January 1, 2021, with adjustments to give effect to pro forma events that are directly attributable to the acquisitions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$14,472,361	$15,328,672	$39,437,482	$39,091,277
Net income (loss)	(4,472,622)	100,042	(5,547,498)	3,956,288
Net income (loss) attributable to common shareholders’	(13,440,062)	(149,043)	(14,801,040)	1,614,167
Earnings (loss) per share attributable to common shareholders’:
Basic	$(4.51)	$(0.12)	$(8.08)	$1.37
Diluted	$(4.51)	$(0.12)	$(8.08)	$0.78

These unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations would have been if the acquisitions had occurred at the beginning of the period presented, nor are they indicative of future results of operations.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

NOTE 10—RELATED PARTIES

Management Services Agreement

On April 15, 2013, the Company and 1847 Partners LLC (the “Manager”) entered into a management services agreement, pursuant to which the Company is required to pay the Manager a quarterly management fee equal to 0.5% of its adjusted net assets for services performed (the “Parent Management Fee”). The amount of the Parent Management Fee with respect to any fiscal quarter is (i) reduced by the aggregate amount of any management fees received by the Manager under any offsetting management services agreements with respect to such fiscal quarter, (ii) reduced (or increased) by the amount of any over-paid (or under-paid) Parent Management Fees received by (or owed to) the Manager as of the end of such fiscal quarter, and (iii) increased by the amount of any outstanding accrued and unpaid Parent Management Fees. The Company expensed $0 in Parent Management Fees for the three and nine months ended September 30, 2022 and $0 for the three and nine months ended September 30, 2021.

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

1847 Asien expensed management fees of $75,000 and $225,000 for the three and nine months ended September 30, 2022, respectively, and $75,000 and $225,000 for the three and nine months ended September 30, 2021, respectively.

1847 Cabinet expensed management fees of $125,000 and $375,000 for the three and nine months ended September 30, 2022, respectively, and $75,000 and $225,000 for the three and nine months ended September 30, 2021, respectively.

1847 Wolo expensed management fees of $75,000 and $225,000 for the three and nine months ended September 30, 2022, respectively, and $75,000 and $150,000 for the three and nine months ended September 30, 2021, respectively.

On a consolidated basis, the Company expensed total management fees of $275,000 and $825,000 for the three and nine months ended September 30, 2022, respectively, and $225,000 and $600,000 for the three and nine months ended September 30, 2021, respectively.

Advances

From time to time, the Company has received advances from its chief executive officer to meet short-term working capital needs. As of September 30, 2022 and December 31, 2021, a total of $118,834 in advances from related parties are outstanding. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

As of September 30, 2022 and December 31, 2021, the Manager has funded the Company $74,928 in related party advances. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

The total rent expense under this related party leases was $21,777 and $65,330 for the three and nine months ended September 30, 2022.

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

SEPTEMBER 30, 2022

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

SEPTEMBER 30, 2022

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

As of September 30, 2022 and December 31, 2021, the Company had 1,593,940 and 1,818,182 series A senior convertible preferred shares issued and outstanding, respectively.

During the three months ended September 30, 2022, the Company accrued dividends attributable to the series A senior convertible preferred shares in the amount of $156,738 and paid prior period accrued dividends of $174,701. During the nine months ended September 30, 2022, the Company accrued dividends attributable to the series A senior convertible preferred shares in the amount of $437,491 and paid prior period accrued dividends of $462,925.

On February 16, 2022, 133,333 shares of series A senior convertible preferred shares were converted into 38,096 common shares.

On August 12, 2022, the Company redeemed 90,909 series A senior convertible preferred shares for a total redemption price of $209,091.

Series B Senior Convertible Preferred Shares

On February 17, 2022, the Company executed a share designation to designate 583,334 of its shares as series B senior convertible preferred shares. Following is a description of the rights of the series B senior convertible preferred shares.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

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

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

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

As of September 30, 2022 and December 31, 2021, the Company had 464,899 and 0 series B senior convertible preferred shares issued and outstanding, respectively.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

During the three months ended September 30, 2022, the Company accrued dividends attributable to the series B senior convertible preferred shares in the amount of $50,309 and paid prior period accrued dividends of $48,197. During the nine months ended September 30, 2022, the Company accrued dividends attributable to the series B senior convertible preferred shares in the amount of $113,052 and paid prior period accrued dividends of $77,548.

On August 26, 2022, the Company redeemed 16,667 series B senior convertible preferred shares for a total redemption price of $57,501.

Mezzanine Equity Classification

We applied the guidance in ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, “Derivatives and Hedging” (“ASC 815”), in order to determine the appropriate classification for both the series A senior convertible preferred shares and the series B senior convertible preferred shares.

ASC 480 requires equity instruments to be evaluated on an ongoing basis for mezzanine equity (temporary equity) vs permanent equity classification. As a result of the maximum number of common shares that may be issuable (upon conversion of the preferred securities) exceeded the number of authorized but unissued common shares available, temporary equity classification is required. As of December 31, 2021, there were 1,818,182 series A senior convertible preferred shares presented in mezzanine equity.

As a result of the 1-for-4 reverse split of our outstanding common shares (see Note 1 for additional information), the maximum number of common shares that may be issuable (upon conversion of the preferred securities) no longer exceeded the number of unissued common shares available, resulting in the reclassification of 1,684,849 series A senior convertible preferred shares and 481,566 series B senior convertible preferred shares from mezzanine equity to permanent equity.

NOTE 12—SHAREHOLDERS’ DEFICIT

Reverse Stock Split

The Company’s board of directors approved a 1-for-4 reverse stock split of its issued, outstanding common shares, which became effective August 2, 2022. See Note 1 for additional information.

Common Shares

As of September 30, 2022, the Company was authorized to issue 500,000,000 common shares. As of September 30, 2022 and December 31, 2021, the Company had 4,079,137 and 1,210,918 common shares issued and outstanding, respectively.

On February 16, 2022, the Company issued 38,096 common shares upon the conversion of 133,333 series A senior convertible preferred shares.

From July 12, 2022 to September 15, 2022, the Company issued 126,669 common shares upon cashless exercises of a warrants.

On August 2, 2022, the Company entered into an underwriting agreement with Craft Capital Management LLC and R.F. Lafferty & Co. Inc., as representatives of the underwriters named on Schedule 1 thereto, relating to the Company’s public offering of common shares. Under the underwriting agreement, the Company agreed to sell 1,428,572 common shares to the underwriters, at a gross purchase price per share of $4.20 per share, pursuant to the Company’s registration statement on Form S-1 (File No. 333-259011) under the Securities Act of 1933, as amended. On August 5, 2022, the closing of the public offering was completed and the Company sold 1,428,572 common shares for total gross proceeds of $6 million. After deducting underwriting commissions and expenses, the Company received net proceeds of approximately $5.15 million.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

On August 2, 2022, the Company issued an aggregate of 800,000 common shares upon the partial extinguishment of convertible promissory notes. On October 8, 2021, 1847 Cabinet issued 6% subordinated convertible promissory notes in the aggregate principal amount of $5,880,345 to Steven J. Parkey and Jose D. Garcia-Rendon. On July 26, 2022, the Company and 1847 Cabinet entered into a conversion agreement with Steven J. Parkey and Jose D. Garcia-Rendon, pursuant to which they agreed to convert an aggregate of $3,360,000 of the convertible notes into an aggregate of 800,000 common shares of the Company at a conversion price of $4.20 per share. As a result, the Company recognized a loss on extinguishment of debt of $1,280,000.

On August 2, 2022, the Company issued 189,815 common shares upon the partial extinguishment of a contingent note payable. On September 30, 2020, 1847 Cabinet Inc. issued an 8% vesting promissory note in the principal amount of up to $1,260,000 to Stephen Mallatt, Jr. and Rita Mallatt. On July 26, 2022, the Company and 1847 Cabinet entered into a conversion agreement with Stephen Mallatt, Jr. and Rita Mallatt, pursuant to which they agreed to convert $797,221 of the vesting note into 189,815 common shares of the Company at a conversion price of $4.20 per share. As a result, the Company recognized a loss on extinguishment of debt of $303,706.

On August 2, 2022, the Company issued 285,067 common shares to Bevilacqua PLLC, the Company’s outside securities counsel, upon the settlement of accounts payable. On July 26, 2022, the Company also entered into a conversion agreement with Bevilacqua PLLC, pursuant to which it agreed to convert $1,197,280 of the accounts payable owed to it into 285,067 common shares of the Company at a conversion price of $4.20 per share. As a result, the Company recognized a loss on extinguishment of debt of $456,109.

On March 23, 2022, the Company declared a common share dividend of $0.05 per share, or an aggregate of $249,762, to shareholders of record as of March 31, 2022. This dividend was paid on April 15, 2022.

On July 29, 2022, the Company declared a common share dividend of $0.13125 per share, or an aggregate of $337,841, to shareholders of record as of August 4, 2022. This dividend was paid on August 19, 2022.

On August 23, 2022, the Company declared a common share dividend of $0.13125 per share, or an aggregate of $505,751 to shareholders of record as of September 30, 2022. This dividend was paid on October 17, 2022.

Warrants

As described in Note 11, the Company issued units during the nine months ended September 30, 2022, with each unit consisting of one (1) series B senior convertible preferred share and a three-year warrant to purchase one (1) common share at an exercise price of $12.00 per common share (subject to adjustment), which such exercise price was adjusted to $4.20 following the adjustments described below. Accordingly, a portion of the proceeds were allocated to the warrant based on its relative fair value using the Geometric Brownian Motion Stock Path Monte Carlo Simulation. The assumptions used in the model were as follows: (i) dividend yield of 0%; (ii) expected volatility of 51.81%; (iii) weighted average risk-free interest rate of 0.31%; (iv) expected life of three years; (v) estimated fair value of the common shares of $7.76 per share; and (vi) various probability assumptions related to redemption, calls and price resets. The fair value of the warrants was $428,034, or $0.89 per warrant, resulting in the amount allocated to the warrants, based on their relative fair of $172,050, which was recorded as additional paid-in capital.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

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

On July 8, 2022, the Company entered into a securities purchase agreement with Mast Hill Fund, L.P., pursuant to which the Company issued to it a promissory note in the principal amount of $600,000, and a five-year warrant for the purchase of 100,000 common shares at an exercise price of $6.00 per share (subject to adjustment), which such exercise price was adjusted to $4.20 following the adjustments described below, which may be exercised on a cashless basis if the market price of the Company’s common shares is greater than the exercise price, for total net proceeds of $499,600. Additionally, the Company issued a three-year warrant to J.H. Darbie & Co (the broker) for the purchase of 3,600 common shares at an exercise price of $7.50 (subject to adjustment), which such exercise price was adjusted to $4.20 following the adjustments described below, which may be exercised on a cashless basis if the market price of the Company’s common shares is greater than the exercise price. Accordingly, a portion of the proceeds were allocated to the warrants based on its relative fair value using the Geometric Brownian Motion Stock Path Monte Carlo Simulation. The assumptions used in the model were as follows: (i) dividend yield of 0%; (ii) expected volatility of 49.11%; (iii) weighted average risk-free interest rate of 3.13%; (iv) expected life of five years; (v) estimated fair value of the common shares of $7.23 per share; and (vi) various probability assumptions related to down round price adjustments. The fair value of the warrants was $2,405,306, or $6.01 per warrant, resulting in the amount allocated to the warrants, based on their relative fair of $402,650, which was recorded as additional paid-in capital. On August 10, 2022, the promissory note was repaid in full.

As a result of the issuance of the note to Mast Hill Fund, L.P. on July 8, 2022, the exercise price of certain of the Company’s outstanding warrants was adjusted to $5.20 pursuant to certain antidilution provisions of such warrants (down round feature). In addition, certain of the Company’s outstanding warrants include an “full ratchet” feature, whereby the exercise price was reset to $5.20 and the number of shares underlying the warrants was increased in the same proportion as the exercise price decrease. As a result, the Company recognized a deemed dividend of approximately $6.4 million, which was calculated using a Black-Scholes pricing model.

From July 12, 2022 to September 15, 2022, warrants for the purchase of 209,635 common shares were exercised on a cashless basis resulting in the issuance of 126,669 common shares.

On August 5, 2022, the Company issued a common share purchase warrant to each of Craft Capital Management LLC and R.F. Lafferty & Co. Inc., the representatives of the underwriters for the public offering described above, for the purchase of 35,715 common shares at an exercise price of $5.25, subject to adjustments. The warrants will be exercisable at any time and from time to time, in whole or in part, during the period commencing on February 5, 2023 and ending on August 2, 2027 and may be exercised on a cashless basis under certain circumstances.

As a result of the public offering, the exercise price of certain of the Company’s outstanding warrants was adjusted to $4.20 pursuant to certain antidilution provisions of such warrants (down round feature). In addition, certain of the Company’s outstanding warrants include an “full ratchet” feature, whereby the exercise price was reset to $4.20 and the number of shares underlying the warrants was increased in the same proportion as the exercise price decrease. As a result, the Company recognized a deemed dividend of approximately $2.6 million, which was calculated using a Black-Scholes pricing model.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

Below is a table summarizing the changes in warrants outstanding during the nine months ended September 30, 2022:

	Warrants	Weighted- Average Exercise Price
Outstanding at December 31, 2021	1,300,122	$9.52
Granted(1)	1,978,432	5.25
Exercised	(209,635)	(5.58)
Outstanding at September 30, 2022	3,068,919	$5.10
Exercisable at September 30, 2022	2,997,489	$5.10

(1)	Includes the issuance of warrants for the purchase of 295,427 common shares and an increase of 1,683,005 common shares underlying warrants pursuant to the adjustments described above.

As of September 30, 2022, the outstanding warrants have a weighted average remaining contractual life of 1.68 years and a total intrinsic value of $98,125.

NOTE 13—EARNINGS (LOSS) PER SHARE

The computation of weighted average shares outstanding and the basic and diluted loss per common share attributable to common shareholders for the three and nine months ended September 30, 2022 consisted of the following:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Net loss per common share attributable to common shareholders’	(13,440,062)	$(14,801,040)
Weighted average common shares outstanding	2,979,949	1,832,076
Basic and diluted loss per share	$(4.51)	$(8.08)

For the three and nine months ended September 30, 2022, there were 6,462,938 potential common share equivalents from warrants, convertible debt, and series A and B convertible preferred shares excluded from the diluted earnings per share calculations as their effect is anti-dilutive.

For the three and nine months ended September 30, 2021, there were 547,459 potential common share equivalents from warrants excluded from the diluted earnings per share calculations as their effect is anti-dilutive.

NOTE 14—SUBSEQUENT EVENTS

On October 20, 2022, 1847 Asien and Joerg Christian Wilhelmsen and Susan Kay Wilhelmsen, as trustees of the Wilhelmsen Family Trust, U/D/T Dated May 1, 1992 entered into a letter agreement to amend the terms of that certain 6% amortizing promissory note in the aggregate principal amount of $1,037,500. Pursuant to the letter agreement, the parties agreed to extend the maturity date of this note to February 28, 2023 and revised the repayment terms so that the outstanding principal amount and all accrued interest thereon shall be payable monthly, beginning on November 30, 2022, in accordance with the payment schedule set forth on Exhibit A to the letter agreement. As additional consideration for entering into the letter agreement, 1847 Asien also agreed to pay the lender $87,707 as an amendment fee.

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

Recent Developments

On October 20, 2022, 1847 Asien and Joerg Christian Wilhelmsen and Susan Kay Wilhelmsen, as trustees of the Wilhelmsen Family Trust, U/D/T Dated May 1, 1992 (the “Asien’s Seller”) entered into a letter agreement to amend the terms of that certain 6% amortizing promissory note in the aggregate principal amount of $1,037,500 described below. Pursuant to the letter agreement, the parties agreed to extend the maturity date of this note to February 28, 2023 and revised the repayment terms so that the outstanding principal amount and all accrued interest thereon shall be payable monthly, beginning on November 30, 2022, in accordance with the payment schedule set forth on Exhibit A to the letter agreement. As additional consideration for entering into the letter agreement, 1847 Asien also agreed to pay the Asien’s Seller $87,707 as an amendment fee.

Impact of Coronavirus Pandemic

In December 2019, a novel coronavirus disease, or COVID-19, was initially reported and on March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. COVID-19 has had a widespread and detrimental effect on the global economy as a result of the continued increase in the number of cases and affected countries and actions by public health and governmental authorities, businesses, other organizations, and individuals to address the outbreak, including travel bans and restrictions, quarantines, shelter in place, stay at home or total lock-down orders and business limitations and shutdowns.

Despite recent developments of vaccines, the duration and severity of COVID-19, mutations and possible additional mutations and the degree of their impact on our business is uncertain and difficult to predict. The continued spread of the outbreak could result in one or more of the following conditions that could have a material adverse impact on our business operations and financial condition: delays or difficulty sourcing certain products and raw materials; increased costs for such products and raw materials; and loss of productivity due to employee absences. Notably, approximately 90% of Wolo’s vendor base is located in China. The pandemic issues impacting ports in the U.S. due to lack of personnel has had a ripple effect on Chinese suppliers. Containers are slow to be emptied in the U.S., causing a backlog of ships waiting to get into ports and limiting containers and ships returning to China. The lack of containers and available space on ships has escalated shipping costs by over 300% from 2020. Our inability to respond to and manage the potential impact of such events effectively could have a material adverse effect on our business, financial condition, and results of operations.

Our efforts to help mitigate the negative impact of the outbreak on our business may not be effective, and we may be affected by a protracted economic downturn. Furthermore, while many governmental authorities around the world have and continue to enact legislation to address the impact of COVID-19, including measures intended to mitigate some of the more severe anticipated economic effects of the virus, we may not benefit from such legislation, or such legislation may prove to be ineffective in addressing COVID-19’s impact on our and our customer’s businesses and operations. Even after the COVID-19 outbreak has subsided, we may continue to experience impacts to our business as a result of COVID-19’s global economic impact and any recession that has occurred or may occur in the future. Further, as the COVID-19 situation is unprecedented and continuously evolving, COVID-19 may also affect our operating and financial results in a manner that is not presently known to us or in a manner that we currently do not consider that may present significant risks to our operations.

The extent to which the COVID-19 pandemic may impact our results will depend on future developments, which are highly uncertain and cannot be predicted as of the date of this report. Nevertheless, the pandemic and the current financial, economic and capital markets environment, and future developments in the global supply chain and other areas present material uncertainty and risk with respect to our performance, financial condition, results of operations and cash flows.

Management Fees

On April 15, 2013, the Company and the Manager entered into a management services agreement, pursuant to which the Company is required to pay the Manager a quarterly management fee equal to 0.5% of its adjusted net assets for services performed (the “Parent Management Fee”). The amount of the Parent Management Fee with respect to any fiscal quarter is (i) reduced by the aggregate amount of any management fees received by the Manager under any offsetting management services agreements with respect to such fiscal quarter, (ii) reduced (or increased) by the amount of any over-paid (or under-paid) Parent Management Fees received by (or owed to) the Manager as of the end of such fiscal quarter, and (iii) increased by the amount of any outstanding accrued and unpaid Parent Management Fees. The Company expensed $0 in Parent Management Fees for the nine months ended September 30, 2022 and 2021.

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

1847 Asien expensed management fees of $75,000 and $225,000 for the three and nine months ended September 30, 2022, respectively, and $75,000 and $225,000 for the three and nine months ended September 30, 2021, respectively.

1847 Cabinet expensed management fees of $125,000 and $375,000 for the three and nine months ended September 30, 2022, respectively, and $75,000 and $225,000 for the three and nine months ended September 30, 2021, respectively.

1847 Wolo expensed management fees of $75,000 and $225,000 for the three and nine months ended September 30, 2022, respectively, and $75,000 and $150,000 for the three and nine months ended September 30, 2021, respectively.

On a consolidated basis, the Company expensed total management fees of $275,000 and $825,000 for the three and nine months ended September 30, 2022, respectively, and $225,000 and $600,000 for the three and nine months ended September 30, 2021, respectively.

Segments

The Financial Accounting Standards Board Accounting Standard Codification Topic 280, Segment Reporting, requires that an enterprise report selected information about reportable segments in its financial reports issued to its shareholders. As of September 30, 2022, we have three reportable segments - the retail and appliances segment, which is operated by Asien’s, the construction segment, which is operated by Kyle’s, High Mountain and Innovative Cabinets, and the automotive supplies segment, which is operated by Wolo.

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

Discontinued Operations

On April 19, 2021, we entered into a stock purchase agreement with Alan Neese and Katherine Neese, pursuant to which they purchased our 55% ownership interest in 1847 Neese Inc. (“1847 Neese”), a company that we originally acquired in March 2017, for a purchase price of $325,000 in cash. As a result of this transaction, 1847 Neese is no longer a subsidiary of the Company. All financial information of 1847 Neese previously presented as part of land management services operations are classified as discontinued operations and not presented as part of continuing operations for the nine months ended September 30, 2021.

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table sets forth key components of our results of operations during the three months ended September 30, 2022 and 2021, both in dollars and as a percentage of our revenues.

	Three Months Ended September 30,
	2022		2021
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$14,472,361	100.0%	$6,735,028	100.0%
Operating Expenses
Cost of sales	9,596,387	66.3%	4,573,123	67.9%
Personnel	3,182,286	22.0%	876,991	13.0%
Depreciation and amortization	516,414	3.6%	299,477	4.4%
General and administrative	2,688,877	18.6%	1,844,979	27.4%
Total Operating Expenses	15,983,964	110.4%	7,594,570	112.8%
Loss From Operations	(1,511,603)	(10.4)%	(859,542)	(12.8)%
Other Income (Expenses)
Other income	2,756	0.0%	3,539	0.1%
Interest expense	(1,875,757)	(13.0)%	(128,199)	(1.9)%
Gain on sale of property and equipment	15,614	0.1%	10,885	0.2%
Loss on extinguishment of debt	(2,039,815)	(14.1)%	-	-
Loss on write-down of contingent note payable	(158,817)	(1.1)%	-	-
Total Other Income (Expense)	(4,056,019)	(28.0)%	(113,775)	(1.7)%
Net Loss Before Income Taxes	(5,567,622)	(38.5)%	(973,317)	(14.5)%
Income tax benefit	1,095,000	7.6%	-	-
Net Loss From Continuing Operations	$(4,472,622)	(30.9)%	$(973,317)	(14.5)%

Revenues. Our total revenues were $14,472,361 for the three months ended September 30, 2022, as compared to $6,735,028 for the three months ended September 30, 2021.

The retail and appliances segment generates revenue through the sales of home furnishings, including appliances and related products. Revenues from the retail and appliances segment decreased by $211,250, or 6.7%, to $2,934,705 for the three months ended September 30, 2022 from $3,145,955 for the three months ended September 30, 2021. Such decrease was primarily due to ongoing supply chain delays and cost increases with appliance manufacturers, increased time it takes to receive products, and decreased customer demand.

The construction segment generates revenue through the sale of finished carpentry products and services, including doors, door frames, base boards, crown molding, cabinetry, bathroom sinks and cabinets, bookcases, built-in closets, and fireplace mantles, among others, as well as kitchen countertops. Revenues from the construction segment increased by $8,709,518, or 650.7%, to $10,047,946 for the three months ended September 30, 2022 from $1,338,428 for the three months ended September 30, 2021. Such increase was primarily due to the acquisitions of High Mountain and Innovative Cabinets, which were acquired in the fourth quarter of 2021. Excluding these acquisitions, revenues from the construction segment increased by $409,929, or 30.6%. Such increase was primarily due to increases in the average customer contract in the construction segment.

The automotive supplies segment generates revenue through the design and sale of horn and safety products (electric, air, truck, marine, motorcycle and industrial equipment), including vehicle emergency and safety warning lights for cars, trucks, industrial equipment and emergency vehicles. Revenues from the automotive supplies segment decreased by $760,935, or 33.8%, to $1,489,710 for the three months ended September 30, 2022 from $2,250,645 for the three months ended September 30, 2021. Such decrease was primarily due to ongoing supply chain delays and cost increases, increased time it takes to receive products, and decreased customer demand.

Cost of sales. Our total cost of sales was $9,596,387 for the three months ended September 30, 2022, as compared to $4,573,123 for the three months ended September 30, 2021.

Cost of sales for the retail and appliances segment consists of the cost of purchased merchandise plus the cost of delivering merchandise and where applicable installation, net of promotional rebates and other incentives received from vendors. Cost of sales for the retail and appliances segment decreased by $116,691, or 5.1%, to $2,183,972 for the three months ended September 30, 2022 from $2,300,663 for the three months ended September 30, 2021. Such decrease was primarily due to the corresponding decrease in revenues from the retail and appliance segment. As a percentage of retail and appliances revenues, cost of sales for the retail and appliances segment was 74.4% and 73.1% for the three months ended September 30, 2022 and 2021, respectively.

Cost of sales for the construction segment consists of finished goods, lumber, hardware and materials and plus direct labor and related costs, net of any material discounts from vendors. Cost of sales for the construction segment increased by $5,739,330, or 712.5%, to $6,544,843 for the three months ended September 30, 2022 from $805,513 for the three months ended September 30, 2021. Such increase was primarily due to the acquisitions of High Mountain and Innovative Cabinets, which were acquired in the fourth quarter of 2021. Excluding these acquisitions, cost of sales for the construction segment increased by $101,508, or 12.6%. Such increase was primarily due to corresponding the increase in revenues from the construction segment, offset by increased product and delivery costs. As a percentage of construction revenues, cost of sales for the construction segment was 65.1% and 60.2% for the three months ended September 30, 2022 and 2021, respectively.

Cost of sales for the automotive supplies segment consists of the costs of purchased finished goods plus freight and tariff costs. Cost of sales for the automotive supplies segment decreased by $599,375, or 40.9%, to $867,572 for the three months ended September 30, 2022 from $1,466,947 for the three months ended September 30, 2021. Such decrease was primarily due to the corresponding decrease in revenues from the automotive segment. As a percentage of automotive supplies revenues, cost of sales for the automotive supplies segment was 58.2% and 65.2% for the three months ended September 30, 2022 and 2021, respectively.

Personnel costs. Personnel costs include employee salaries and bonuses plus related payroll taxes. It also includes health insurance premiums, 401(k) contributions, and training costs. Our total personnel costs were $3,182,286 for the three months ended September 30, 2022, as compared to $876,991 for the three months ended September 30, 2021.

Personnel costs for the retail and appliances segment increased by $5,851, or 3.0%, to $202,443 for the three months ended September 30, 2022 from $196,592 for the three months ended September 30, 2021. Such increase was primarily due to increased employee headcount as a result of previous staffing shortages in the retail and appliances segment. As a percentage of retail and appliances revenue, personnel costs for the retail and appliances segment were 6.9% and 6.2% for the three months ended September 30, 2022 and 2021, respectively.

Personnel costs for the construction segment increased by $2,132,829, or 780.2%, to $2,406,195 for the three months ended September 30, 2022 from $273,366 for the three months ended September 30, 2021. Such increase was primarily due to the acquisitions of High Mountain and Innovative Cabinets, which were acquired in the fourth quarter of 2021. Excluding these acquisitions, personnel costs for the construction segment increased by $44,380, or 16.2%. Such increase was primarily due to increased operations in the construction segment. As a percentage of construction revenue, personnel costs for the construction segment were 23.9% and 20.4% for the three months ended September 30, 2022 and 2021, respectively.

Personnel costs for the automotive supplies segment decreased by $129,636, or 31.8%, to $277,398 for the three months ended September 30, 2022 from $407,034 for the three months ended September 30, 2021. Such decrease was primarily due to decreased employee headcount and officer compensation. As a percentage of automotive supplies revenue, personnel costs for the automotive supplies segment were 18.6% and 18.1% for the three months ended September 30, 2022 and 2021, respectively.

Personnel costs for our holding company were $296,250 for the three months ended September 30, 2022, as compared to $0 for the three months ended September 30, 2021. Such increase was primarily due to accrued management bonuses during the period.

Depreciation and amortization. Our total depreciation and amortization expense increased by $216,937, or 72.4%, to $516,414 for the three months ended September 30, 2022 from $299,477 for the three months ended September 30, 2021. Such increase was primarily as a result of the intangible assets and property and equipment acquired in the acquisitions of High Mountain and Innovative Cabinets, which were acquired in the fourth quarter of 2021.

General and administrative expenses. Our general and administrative expenses consist primarily of professional advisor fees, stock-based compensation, bad debts reserve, rent expense, advertising, bank fees, and other expenses incurred in connection with general operations. Our total general and administrative expenses were $2,688,877 for the three months ended September 30, 2022, as compared to $1,844,979 for the three months ended September 30, 2021.

General and administrative expenses for the retail and appliances segment increased by $55,305, or 12.6%, to $494,719 for the three months ended September 30, 2022 from $439,414 for the three months ended September 30, 2021. Such increase was primarily due to increased marketing and professional fees. As a percentage of retail and appliances revenue, general and administrative expenses for the retail and appliances segment were 16.9% and 14.0% for the three months ended September 30, 2022 and 2021, respectively.

General and administrative expenses for the construction segment increased by $989,266, or 385.8%, to $1,245,668 for the three months ended September 30, 2022 from $256,402 for the three months ended September 30, 2021. Such increase was primarily due to the acquisitions of High Mountain and Innovative Cabinets, which were acquired in the fourth quarter of 2021. Excluding these acquisitions, general and administrative expenses for the construction segment increased by $55,517, or 21.7%. Such increase was primarily due to increased rent from new facility leases, as well as increased professional fees in the construction segment. As a percentage of construction revenue, general and administrative expenses for the construction segment were 12.4% and 19.2% for the three months ended September 30, 2022 and 2021, respectively.

General and administrative expenses for the automotive supplies segment decreased by $288,614, or 42.9%, to $384,870 for the three months ended September 30, 2022 from $673,484 for the three months ended September 30, 2021. Such decrease was primarily due to decreased operations from the automotive supplies segment. As a percentage of automotive supplies revenue, general and administrative expenses for the automotive supplies segment were 25.8% and 29.9% for the three months ended September 30, 2022 and 2021, respectively.

General and administrative expenses for our holding company increased by $87,941, or 18.5%, to $563,620 for the three months ended September 30, 2022 from $475,679 for the three months ended September 30, 2021. Such increase was primarily due to increased professional fees during the period.

Total other income (expense). We had $4,056,019 in total other expense, net, for the three months ended September 30, 2022, as compared to other expense net, of $113,775 for the three months ended September 30, 2021. Other expense, net, for the three months ended September 30, 2022 consisted of $1,875,757 of interest expense, $2,039,815 of loss on extinguishment of debt, $158,817 of loss on write-down of contingent note payable, offset by other income of $2,756 and $15,614 gain on disposal of property and equipment, while other expense, net, for the three months ended September 30, 2021 consisted of interest expense of $128,199, offset by other income of $3,539 and gain on disposal of property and equipment of $10,885. The loss on extinguishment of debt was a result of partially settling debt through the issuance of common shares and the significant increase in interest expense was primarily a result of note issuances during the period and convertible debt issuances during the fourth quarter of 2021 in order to help finance the acquisitions of High Mountain and Innovative Cabinets.

Income tax benefit.  We had an income tax benefit of $1,095,000 for the three months ended September 30, 2022, as compared to $0 for the three months ended September 30, 2021.

Net loss from continuing operations. As a result of the cumulative effect of the factors described above, our net loss from continuing operations was $4,472,622 for the three months ended September 30, 2022, as compared to $973,317 for the three months ended September 30, 2021.

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following table sets forth key components of our results of operations during the nine months ended September 30, 2022 and 2021, both in dollars and as a percentage of our revenues.

	Nine Months Ended September 30,
	2022		2021
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$39,437482	100.0%	$18,163,257	100.0%
Operating Expenses
Cost of sales	25,109,863	63.7%	12,348,594	68.0%
Personnel	6,446,145	16.3%	2,198,231	12.1%
Depreciation and amortization	1,526,759	3.9%	547,655	3.0%
General and administrative	7,451,079	18.9%	4,519,504	24.9%
Total Operating Expenses	40,533,846	102.8%	19,613,984	108.0%
Loss From Operations	(1,096,364)	(2.8)%	(1,450,727)	(8.0)%
Other Income (Expenses)
Other income (expense)	3,431	0.0%	-	-
Interest expense	(3,714,623)	(9.4)%	(309,832)	(1.7)%
Gain on forgiveness of debt	-	-	360,302	2.0%
Gain on sale of property and equipment	47,690	0.1%	10,885	0.1%
Gain on disposition of subsidiary	-	-	3,282,804	18.1%
Loss on extinguishment of debt	(2,039,815)	(5.2)%	-	-
Loss on adjustment shares	-	-	(757,792)	(4.2)%
Loss on write-down of contingent note payable	(158,817)	(0.4)%	-	-
Total Other Income (Expense)	(5,862,134)	(14.9)%	2,586,367	14.2%
Net Income (Loss) Before Income Taxes	(6,958,498)	(17.6)%	1,135,640	6.3%
Income tax benefit	1,411,000	3.6%	21,900	0.1%
Net Income (Loss) From Continuing Operations	$(5,547,498)	(14.1)%	$1,157,540	6.4%

Revenues. Our total revenues were $39,437,482 for the nine months ended September 30, 2022, as compared to $18,163,257 for the nine months ended September 30, 2021.

Revenues from the retail and appliances segment decreased by $1,440,439, or 14.8%, to $8,322,500 for the nine months ended September 30, 2022 from $9,762,939 for the nine months ended September 30, 2021. Such decrease was primarily due to ongoing supply chain delays and cost increases with appliance manufacturers, increased time it takes to receive products, and decreased customer demand.

Revenues from the construction segment increased by $21,830,922, or 523.6%, to $26,000,227 for the nine months ended September 30, 2022 from $4,169,305 for the nine months ended September 30, 2021. Such increase was primarily due to the acquisitions of High Mountain and Innovative Cabinets, which were acquired in the fourth quarter of 2021. Excluding these acquisitions, revenues from the construction segment increased by $781,392, or 18.7%. Such increase was primarily due to increases in the average customer contract in the construction segment.

Revenues from the automotive supplies segment increased by $883,742, or 20.9%, to $5,114,755 for the nine months ended September 30, 2022 from $4,231,013 for the nine months ended September 30, 2021. Such increase was primarily due to the acquisition of Wolo, which was acquired on March 31, 2021.

Cost of sales. Our total cost of sales was $25,109,863 for the nine months ended September 30, 2022, as compared to $12,348,594 for the nine months ended September 30, 2021.

Cost of sales for the retail and appliances segment decreased by $1,163,920, or 15.7%, to $6,245,993 for the nine months ended September 30, 2022 from $7,409,913 for the nine months ended September 30, 2021. Such decrease was primarily due to the corresponding decrease in revenues from the retail and appliance segment, offset by increased product and delivery costs. As a percentage of retail and appliances revenues, cost of sales for the retail and appliances segment was 75.0% and 75.9% for the nine months ended September 30, 2022 and 2021, respectively.

Cost of sales for the construction segment increased by $13,555,821, or 594.6%, to $15,835,830 for the nine months ended September 30, 2022 from $2,280,009 for the nine months ended September 30, 2021. Such increase was primarily due to the acquisitions of High Mountain and Innovative Cabinets, which were acquired in the fourth quarter of 2021. Excluding these acquisitions, cost of sales for the construction segment increased by $511,796, or 22.4%. Such increase was primarily due to the corresponding increase in revenues from the construction segment, as well as increased product and delivery costs. As a percentage of construction revenues, cost of sales for the construction segment was 60.9% and 54.7% for the nine months ended September 30, 2022 and 2021, respectively.

Cost of sales for the automotive supplies segment increased by $369,368, or 13.9%, to $3,028,040 for the nine months ended September 30, 2022 from $2,658,672 for the nine months ended September 30, 2021. Such increase was primarily due to the acquisition of Wolo, which was acquired on March 31, 2021. As a percentage of automotive supplies revenues, cost of sales for the automotive supplies segment was 59.2% and 62.8% for the nine months ended September 30, 2022 and 2021, respectively.

Personnel costs. Our total personnel costs were $6,446,145 for the nine months ended September 30, 2022, as compared to $2,198,231 for the nine months ended September 30, 2021.

Personnel costs for the retail and appliances segment decreased by $101,769, or 14.8%, to $587,073 for the nine months ended September 30, 2022 from $688,842 for the nine months ended September 30, 2021. Such decrease was primarily due to decreased employee headcount as a result of staffing shortages in the retail and appliances segment. As a percentage of retail and appliances revenue, personnel costs for the retail and appliances segment were 7.1% and 7.1% for the nine months ended September 30, 2022 and 2021, respectively.

Personnel costs for the construction segment increased by $3,975,708, or 537.5%, to $4,715,419 for the nine months ended September 30, 2022 from $739,711 for the nine months ended September 30, 2021. Such increase was primarily due to the acquisitions of High Mountain and Innovative Cabinets, which were acquired in the fourth quarter of 2021. Excluding these acquisitions, personnel costs for the construction segment decreased by $4,232, or 0.6%. Such decrease was primarily due to decreased office personnel headcount in the construction segment. As a percentage of construction revenue, personnel costs for the construction segment were 18.1% and 17.7% for the nine months ended September 30, 2022 and 2021, respectively.

Personnel costs for the automotive supplies segment increased by $77,725, or 10.1%, to $847,403 for the nine months ended September 30, 2022 from $769,678 for the nine months ended September 30, 2021. Such increase was primarily due to the acquisition of Wolo, which was acquired on March 31, 2021. As a percentage of automotive supplies revenues, personnel costs for the automotive supplies segment was 16.6% and 18.2% for the nine months ended September 30, 2022 and 2021, respectively.

Personnel costs for our holding company were $296,250 for the nine months ended September 30, 2022, as compared to $0 for the nine months ended September 30, 2021. Such increase was primarily due to accrued management bonuses during the period.

Depreciation and amortization. Our total depreciation and amortization expense increased by $979,104, or 178.8%, to $1,526,759 for the nine months ended September 30, 2022 from $547,655 for the nine months ended September 30, 2021. Such increase was primarily as a result of the intangible assets and property and equipment acquired in the acquisitions of High Mountain and Innovative Cabinets, which were acquired in the fourth quarter of 2021.

General and administrative expenses. Our total general and administrative expenses were $7,451,079 for the nine months ended September 30, 2022, as compared to $4,519,504 for the nine months ended September 30, 2021.

General and administrative expenses for the retail and appliances segment increased by $209,810, or 16.5%, to $1,480,465 for the nine months ended September 30, 2022 from $1,270,655 for the nine months ended September 30, 2021. Such increase was primarily due to increased marketing and professional fees. As a percentage of retail and appliances revenue, general and administrative expenses for the retail and appliances segment were 17.8% and 13.0% for the nine months ended September 30, 2022 and 2021, respectively.

General and administrative expenses for the construction segment increased by $3,300,962, or 467.8%, to $4,006,636 for the nine months ended September 30, 2022 from $705,674 for the nine months ended September 30, 2021. Such increase was primarily due to the acquisitions of High Mountain and Innovative Cabinets, which were acquired in the fourth quarter of 2021. Excluding these acquisitions, general and administrative expenses for the construction segment increased by $205,527, or 29.1%. Such increase was primarily due to increased rent from a new facility lease, as well as increased professional fees in the construction segment. As a percentage of construction revenue, general and administrative expenses for the construction segment were 15.4% and 16.9% for the nine months ended September 30, 2022 and 2021, respectively.

General and administrative expenses for the automotive supplies segment decreased by $381,452, or 24.3%, to $1,188,618 for the nine months ended September 30, 2022 from $1,570,070 for the nine months ended September 30, 2021. Such decrease was primarily due to the lack of acquisition related costs during the current period. As a percentage of automotive supplies revenue, general and administrative expenses for the automotive supplies segment were 23.2% and 37.1% for the nine months ended September 30, 2022 and 2021, respectively.

General and administrative expenses for our holding company decreased by $197,745, or 20.3%, to $775,360 for the nine months ended September 30, 2022 from $973,105 for the nine months ended September 30, 2021. Such decrease was primarily due to more corporate expenses relating to the business segments being allocated directly to the subsidiaries and less acquisition-related costs.

Total other income (expense). We had $5,862,134 in total other expense, net, for the nine months ended September 30, 2022, as compared to other income, net, of $2,586,367 for the nine months ended September 30, 2021. Other expense, net, for the nine months ended September 30, 2022 consisted of $3,714,623 of interest expense, $2,039,815 of loss on extinguishment of debt, $158,817 of loss on write-down of contingent note payable, offset by other income of $3,431 and $47,690 gain on disposal of property and equipment, while other income, net, for the nine months ended September 30, 2021 consisted of a gain on the disposition of 1847 Neese of $3,282,804, a gain on forgiveness of debt of $360,302 and gain on disposal of property and equipment of $10,885, offset by a loss on the issuance of adjustment shares of $757,792 and interest expense of $309,832. The loss on extinguishment of debt was a result of partially settling debt through the issuance of common shares and the significant increase in interest expense was primarily a result of note issuances during the period and convertible debt issuances during the fourth quarter of 2021 in order to help finance the acquisitions of High Mountain and Innovative Cabinets.

Income tax benefit.  We had an income tax benefit of $1,411,000 for the nine months ended September 30, 2022, as compared to $21,900 for the nine months ended September 30, 2021.

Net income (loss) from continuing operations. As a result of the cumulative effect of the factors described above, our net loss from continuing operations was $5,547,498 for the nine months ended September 30, 2022, as compared to a net income of $1,157,540 for the nine months ended September 30, 2021.

Liquidity and Capital Resources

As of September 30, 2022, we had cash and cash equivalents of $1,584,499. To date, we have financed our operations primarily through revenue generated from operations, cash proceeds from financing activities, borrowings, and equity contributions by our shareholders.

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

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the period indicated:

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities from continuing operations	$(3,977,286)	$(381,346)
Net cash used in investing activities from continuing operations	(178,944)	(5,291,198)
Net cash provided by financing activities from continuing operations	4,357,196	5,265,367
Net change in cash and cash equivalents from continuing operations	200,966	(407,177)
Cash and cash equivalents from continuing operations at beginning of period	1,383,533	1,380,349
Cash and cash equivalents from continuing operations at end of period	$1,584,499	$973,172

Net cash used in operating activities from continuing operations was $3,977,286 for the nine months ended September 30, 2022, as compared to $381,346 for the nine months ended September 30, 2021. The increase in cash used from operating activities during the nine months ended September 30, 2022 was primarily a result of the increased net loss, increased receivables, decreased contract liabilities and decreased deferred tax liability, offset by decreased inventories, increased accounts payable and accrued expenses, and decreased prepaids and other current assets.

Net cash used in investing activities from continuing operations was $178,944 for the nine months ended September 30, 2022, as compared to $5,291,198 for the nine months ended September 30, 2021. The decrease in cash used in investing activities during the nine months ended September 30, 2022 was primarily a result of the cash paid in acquisitions during the comparable period.

Net cash provided by financing activities from continuing operations was $4,357,196 for the nine months ended September 30, 2022, as compared to $5,265,367 for the nine months ended September 30, 2021. The decrease in cash provided by investing activities during the nine months ended September 30, 2022 was primarily a result of decreased proceeds from preferred shares and notes payable issuances and increased dividend payments, offset by an equity offering and decreased notes payable payments.

Series A Unit Offering

On March 26, 2021, we sold an aggregate of 1,818,182 units, at a price of $1.65 per unit, for aggregate gross proceeds of $3,000,000. Each unit consists of one (1) series A senior convertible preferred share and a three-year warrant to purchase one (1) common share at an exercise price of $10.00 per common share (subject to adjustment), which such exercise price was adjusted to $4.20 following the adjustments described below, which may be exercised on a cashless basis under certain circumstances. As described in further detail below, we contributed to 1847 Wolo the $3,000,000 raised in this offering in exchange for 1,000 shares of 1847 Wolo’s series A preferred stock, at a price of $3,000 per share, to fund, in part, the planned acquisition of Wolo by 1847 Wolo.

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

Series B Unit Offering

From February 24, 2022 to March 24, 2022, the Company sold an aggregate of 426,999 units, at a price of $3.00 per unit, for aggregate gross proceeds of $1,281,000. From April 20, 2022 to May 19, 2022, the Company sold an aggregate of 54,567 units to our Chief Executive Officer, Ellery W. Roberts, for aggregate gross proceeds of $163,700. The Company had total issuance costs relating to these offerings of approximately $15,000, resulting in net proceeds of $1,429,700. Each unit consists of one (1) series B senior convertible preferred share and a three-year warrant to purchase one (1) common share at an exercise price of $12.00 per share (subject to adjustment), which such exercise price was adjusted to $4.20 following the down round warrant adjustments described below, which may be exercised on a cashless basis under certain circumstances.

Private Placement

On July 8, 2022, the Company entered into a securities purchase agreement with Mast Hill Fund, L.P., pursuant to which the Company issued to it a promissory note in the principal amount of $600,000 and a five-year warrant for the purchase of 100,000 common shares at an exercise price of $6.00 per share (subject to adjustment), which such exercise price was adjusted to $4.20 following the adjustments described below, which may be exercised on a cashless basis if the market price of the Company’s common shares is greater than the exercise price, for total net proceeds of $499,600. Additionally, the Company issued a three-year warrant to J.H. Darbie & Co (the broker) for the purchase of 3,600 common shares at an exercise price of $7.50 (subject to adjustment), which such exercise price was adjusted to $4.20 following the adjustments described below, which may be exercised on a cashless basis if the market price of the Company’s common shares is greater than the exercise price. Accordingly, a portion of the proceeds were allocated to the warrants based on its relative fair value using the Geometric Brownian Motion Stock Path Monte Carlo Simulation. On August 10, 2022, the promissory note was repaid in full.

Public Offering

On August 2, 2022, the Company entered into an underwriting agreement with Craft Capital Management LLC and R.F. Lafferty & Co. Inc., as representatives of the underwriters named on Schedule 1 thereto, relating to the Company’s public offering of common shares. Under the underwriting agreement, the Company agreed to sell 1,428,572 common shares to the underwriters, at a gross purchase price per share of $4.20 per share, pursuant to the Company’s registration statement on Form S-1 (File No. 333-259011) under the Securities Act of 1933, as amended. On August 5, 2022, the closing of the public offering was completed and the Company sold 1,428,572 common shares for total gross proceeds of $6 million. After deducting underwriting commissions and expenses, the Company received net proceeds of approximately $5.15 million.

Dividends

During the nine months ended September 30, 2022, the Company accrued dividends attributable to the series A senior convertible preferred shares in the amount of $437,491 and paid prior period accrued dividends of $462,925.

During the nine months ended September 30, 2022, the Company accrued dividends attributable to the series B senior convertible preferred shares in the amount of $113,052 and paid prior period accrued dividends of $77,548.

On March 23, 2022, the Company declared a common share dividend of $0.05 per share, or an aggregate of $249,762, to shareholders of record as of March 31, 2022. This dividend was paid on April 15, 2022.

On July 29, 2022, the Company declared a common share dividend of $0.13125 per share, or an aggregate of $337,841, to shareholders of record as of August 4, 2022. This dividend was paid on August 19, 2022.

On August 23, 2022, the Company declared a common share dividend of $0.13125 per share, or an aggregate of $505,751 to shareholders of record as of September 30, 2022. This dividend was paid on October 17, 2022.

Warrant Adjustments

As a result of the issuance of the note to Mast Hill Fund, L.P. on July 8, 2022, the exercise price of certain of the Company’s outstanding warrants was adjusted to $5.20 pursuant to certain antidilution provisions of such warrants (down round feature). In addition, certain of the Company’s outstanding warrants include an “full ratchet” feature, whereby the exercise price was reset to $5.20 and the number of shares underlying the warrants was increased in the same proportion as the exercise price decrease. As a result, the Company recognized a deemed dividend of approximately $6.4 million, which was calculated using a Black-Scholes pricing model.

As a result of the public offering, the exercise price of certain of the Company’s outstanding warrants was adjusted to $4.20 pursuant to certain antidilution provisions of such warrants (down round feature). In addition, certain of the Company’s outstanding warrants include an “full ratchet” feature, whereby the exercise price was reset to $4.20 and the number of shares underlying the warrants was increased in the same proportion as the exercise price decrease. As a result, the Company recognized a deemed dividend of approximately $2.6 million, which was calculated using a Black-Scholes pricing model.

Debt

Secured Convertible Promissory Notes

On October 8, 2021, we and each of our subsidiaries 1847 Asien, 1847 Wolo, 1847 Cabinet, Asien’s, Wolo, Kyle’s, High Mountain and Innovative Cabinets, entered into a note purchase agreement with two institutional investors, including Leonite, pursuant to which we issued to these purchasers secured convertible promissory notes in the aggregate principal amount of $24,860,000. The notes contain an aggregate original issue discount of $497,200. As a result, the total purchase price was $24,362,800. After payment of expenses of $617,825, we received net proceeds of $23,744,975, of which $10,687,500 was used to fund the cash portion of the purchase price for the acquisition of High Mountain and Innovative Cabinets. In addition, as consideration for the financing, we granted the financing agent 187,500 warrants with a fair value of $956,526 and 7.5% interest in High Mountain and Innovative Cabinets which had a fair value of $1,146,803. The agent fees were reflected as a discount against the convertible note payable with the warrants being included in additional paid in capital and the equity interest being including within noncontrolling interest on the consolidated balance sheet. The remaining principal balance of the notes at September 30, 2022 is $22,270,755, net of debt discounts of $2,589,245, and they have accrued interest of $479,098.

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

On October 8, 2021, 1847 Cabinet issued 6% subordinated convertible promissory notes in the aggregate principal amount of $5,880,345 to Steven J. Parkey and Jose D. Garcia-Rendon. On July 26, 2022, the Company and 1847 Cabinet entered into a conversion agreement with Steven J. Parkey and Jose D. Garcia-Rendon, pursuant to which they agreed to convert an aggregate of $3,360,000 of the convertible notes into an aggregate of 800,000 common shares of the Company at a conversion price of $4.20 per share. As a result, the Company recognized a loss on extinguishment of debt of $1,280,000.

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

6% Amortizing Promissory Note

On July 29, 2020, 1847 Asien entered into a securities purchase agreement with the Asien’s Seller, pursuant to which the Asien’s Seller sold 103,750 of our common shares to 1847 Asien a purchase price of $10.00 per share. As consideration, 1847 Asien issued to the Asien’s Seller a two-year 6% amortizing promissory note in the aggregate principal amount of $1,037,500. On October 8, 2021, 1847 Asien and the Asien’s Seller entered into amendment no. 1 to securities purchase agreement to amend certain terms of the securities purchase agreement and the 6% amortizing promissory note. Pursuant to the amendment, the repayment terms of the 6% amortizing promissory note were revised so that one-half (50%) of the outstanding principal amount ($518,750) and all accrued interest thereon shall be amortized on a two-year straight-line basis and payable quarterly in accordance with the amortization schedule set forth on Exhibit A to the amendment, except for the payments that were initially scheduled on January 1, 2022 and April 1, 2022, which were paid from the proceeds of the senior convertible promissory notes described above, and the second-half (50%) of the outstanding principal amount ($518,750) and all accrued, but unpaid interest thereon shall be paid on the second anniversary of the date of the 6% amortizing promissory note, along with any other unpaid principal or accrued interest thereon. The note is unsecured and contains customary events of default. The remaining principal balance of the note at September 30, 2022 was $562,411 and it had accrued interest of $6,561.

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

On September 30, 2020, 1847 Cabinet Inc. issued an 8% vesting promissory note in the principal amount of up to $1,260,000 to Stephen Mallatt, Jr. and Rita Mallatt. On July 26, 2022, the Company and 1847 Cabinet entered into a conversion agreement with Stephen Mallatt, Jr. and Rita Mallatt, pursuant to which they agreed to convert $797,221 of the vesting note into 189,815 common shares of the Company at a conversion price of $4.20 per share. As a result, the Company recognized a loss on extinguishment of debt of $303,706.

Financing Leases

On February 14, 2019, High Mountain entered in an equipment financing lease to purchase a lift truck for $24,337, which matures on January 19, 2024. The balance payable was $7,228 as of September 30, 2022.

On April 10, 2019, High Mountain entered in an equipment financing lease to purchase equipment for $67,577, which matures on April 1, 2024. The balance payable was $23,924 as of September 30, 2022.

On September 2, 2020, High Mountain entered in an equipment financing lease to purchase office printers for $9,240, which matures on May 2, 2024. The balance payable was $4,030 as of September 30, 2022.

On May 6, 2021, Kyle’s entered in an equipment financing lease to purchase equipment for $276,896, which matures on December 1, 2027. The balance payable was $239,054 as of September 30, 2022.

On October 12, 2021, Kyle’s entered in an equipment financing lease to purchase equipment for $245,375, which matures on December 1, 2027. The balance payable was $211,852 as of September 30, 2022.

On March 28, 2022, Kyle’s entered in an equipment financing lease to purchase equipment for $245,395, which matures on January 28, 2028. The balance payable was $221,694 as of September 30, 2022.

On March 28, 2022, Kyle’s entered in an equipment financing lease to purchase equipment for $71,403, which matures on January 28, 2028. The balance payable was $64,378 as of September 30, 2022.

On April 11, 2022, Kyle’s entered in a financing lease to lease copy machines valued at $11,706, which matures on September 20, 2027. The balance payable was $10,734 as of September 30, 2022.

On July 13, 2022, Kyle’s entered in an equipment financing lease to purchase equipment for $240,260, which matures on June 26, 2028. The balance payable was $231,779 as of September 30, 2022.

Vehicle Loans

Asien’s has entered into seven retail installment sale contracts pursuant to which Asien’s agreed to finance its delivery trucks at rates ranging from 3.74% to 8.72% with an aggregate remaining principal amount of $118,898 as of September 30, 2022.

Kyle’s has entered into two retail installment sale contracts pursuant to which Kyle’s agreed to finance its delivery trucks at rates ranging from 5.90% to 6.54% with an aggregate remaining principal amount of $54,359 as of September 30, 2022.

High Mountain has entered into twelve retail installment sale contracts pursuant to which it agreed to finance delivery trucks and equipment at rates ranging from 3.74% to 6.34% with an aggregate remaining principal amount of $84,747 as of September 30, 2022.

Innovative Cabinets has entered into two retail installment sale contracts pursuant to which it agreed to finance delivery trucks and equipment at rates of 3.74% with an aggregate remaining principal amount of $15,838 as of September 30, 2022.

Total Debt

The following table shows aggregate figures for the total debt, net of discounts, described above that is coming due in the short and long term as of September 30, 2022. See the above disclosures for more details regarding these loans.

	Short-Term	Long-Term	Total Debt
Secured Convertible Promissory Notes	$-	$22,270,755	$22,270,755
6% Subordinated Convertible Promissory Notes	-	2,194,422	2,194,422
6% Amortizing Promissory Note	562,411	-	562,411
Vesting Promissory Note	362,779	-	362,779
Financing Leases	183,103	831,570	1,014,673
Vehicle Loans	97,921	175,921	273,842
Total	$1,206,214	$25,472,668	$26,678,882

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2022. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which we are still in the process of remediating as of September 30, 2022, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for the description of these weaknesses.

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

During its evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2022, our management identified the following material weaknesses:

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

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, our management has identified the steps necessary to address the material weaknesses, and in the third quarter of 2022, we continued to implement the following remedial procedures:

●	We plan to make necessary changes by providing training to our financial team and our other relevant personnel on the GAAP accounting guidelines applicable to financial reporting requirements.

●	In the first quarter of 2022, we engaged a financial reporting consultant to provide outsourced accounting and financial reporting services.

●	In the first quarter of 2022, we also put in place new policies and procedures at the subsidiary level to standardize accounting procedures across all business units. We also plan to hire additional skilled accounting personnel at the subsidiary companies to implement the policies and procedures.

●	In the third quarter of 2022, we hired a corporate controller.

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

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during the third quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the three months ended September 30, 2022 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

We did not repurchase any of our common shares during the three months ended September 30, 2022.

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

ITEM 6. EXHIBITS.

Exhibit No.	Description of Exhibit
3.1	Certificate of Formation of 1847 Holdings LLC (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed on February 7, 2014)
3.2	Second Amended and Restated Operating Agreement of 1847 Holdings LLC, dated January 19, 2018 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 22, 2018)
3.3	Amendment No. 1 to Second Amended and Restated Operating Agreement of 1847 Holdings LLC, dated August 5, 2021 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 11, 2021)
4.1	Amended and Restated Share Designation of Series A Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on April 1, 2021)
4.2	Amendment No. 1 to Amended and Restated Share Designation of Series A Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on October 5, 2021)
4.3	Share Designation of Series B Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 2, 2022)
4.4	Form of Common Share Purchase Warrant relating to 2020 private placement (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on October 7, 2020)
4.5	Form of Common Share Purchase Warrant relating to 2021 private placement (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on April 1, 2021)
4.6	Form of Common Share Purchase Warrant relating to 2022 private placement (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on March 2, 2022)
4.7	Common Share Purchase Warrant issued by 1847 Holdings LLC to Leonite Capital LLC on October 8, 2021 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on October 13, 2021)
4.8	Common Share Purchase Warrant issued by 1847 Holdings LLC to Leonite Capital LLC on October 8, 2021 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on October 13, 2021)
4.9*	Common Share Purchase Warrant issued by 1847 Holdings LLC to J.H. Darbie & Co. on July 8, 2022
4.10	Common Share Purchase Warrant issued to Craft Capital Management LLC on August 5, 2022 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 8, 2022)
4.11	Common Share Purchase Warrant issued to R.F. Lafferty & Co. Inc. on August 5, 2022 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on August 8, 2022)
10.1	Securities Purchase Agreement, dated July 8, 2022, between 1847 Holdings LLC and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 12, 2022)
10.2	Promissory Note issued by 1847 Holdings LLC to Mast Hill Fund, L.P. on July 8, 2022 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 12, 2022)
10.3	Conversion Agreement, dated July 26, 2022, among 1847 Holdings LLC, 1847 Cabinet Inc., Stephen Mallatt, Jr. and Rita Mallatt (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 27, 2022)
10.4	Conversion Agreement, dated July 26, 2022, among 1847 Holdings LLC, 1847 Cabinet Inc. and Steven J. Parkey (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on July 27, 2022)
10.5	Conversion Agreement, dated July 26, 2022, among 1847 Holdings LLC, 1847 Cabinet Inc. and Jose D. Garcia-Rendon (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on July 27, 2022)
10.6	Conversion Agreement, dated July 26, 2022, between 1847 Holdings LLC and Bevilacqua PLLC (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on July 27, 2022)
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2022	1847 HOLDINGS LLC

/s/ Ellery W. Roberts
	Name:	Ellery W. Roberts
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Vernice L. Howard
	Name:	Vernice L. Howard
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)