Form 10-K
period 2022-12-31
1847 Holdings LLC
filed 2023-04-11
CIK 1599407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common shares held by non-affiliates (based upon the closing price of such shares as reported on OTCQB Market) was approximately $3.1 million. Shares held by each executive officer and director and by each person who owns 10% or more of the outstanding common shares have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 10, 2023, there were a total of 4,655,636 common shares of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2023 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The registrant’s definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

1847 Holdings LLC

Annual Report on Form 10-K

Year Ended December 31, 2022

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

On February 9, 2023, our subsidiary, 1847 ICU Holdings Inc., or 1847 ICU, acquired ICU Eyewear Holdings, Inc., a California corporation, and its subsidiary ICU Eyewear, Inc., a California corporation, which we collectively refer to as ICU Eyewear. Headquartered in Hollister, California and founded in 1956, ICU Eyewear specializes in the sale and distribution of reading eyewear and sunglasses, blue light blocking eyewear, sun readers, and other outdoor specialty sunglasses, as well as select health and personal care items, including face masks.

Through our structure, we offer investors an opportunity to participate in the ownership and growth of a portfolio of businesses that traditionally have been owned and managed by private equity firms, private individuals or families, financial institutions or large conglomerates. We believe that our management and acquisition strategies will allow us to achieve our goals to make and grow regular distributions to our common shareholders and increasing common shareholder value over time.

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

Our Strategy

Our long-term goals are to make and grow regular distributions to our common shareholders and to increase common shareholder value over the long-term. We plan to continue focusing on acquiring businesses. Therefore, we intend to continue to identify, perform due diligence on, negotiate and consummate platform acquisitions of small businesses in attractive industry sectors.

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

Employees

As of December 31, 2022, our company had six full-time employees (excluding our operating subsidiaries described below).

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

Our company is classified as a partnership for U.S. federal income tax purposes. Under the partnership income tax provisions, our company is not expected to incur any U.S. federal income tax liability; rather, each of our shareholders will be required to take into account his or her allocable share of company income, gain, loss, deduction and credit. As a holder of our shares, you may not receive cash distributions sufficient in amount to cover taxes in respect of your allocable share of our net taxable income. We will file a partnership return with the IRS and will issue you with tax information, including a Schedule K-1, setting forth your allocable share of our income, gain, loss, deduction, credit and other items. The U.S. federal income tax rules that apply to partnerships are complex, and complying with the reporting requirements may require significant time and expense. See “Material U.S. Federal Income Tax Considerations” included in our prospectus, dated August 2, 2022 and filed with the Securities and Exchange Commission, or the SEC, on August 4, 2022, for more information.

We currently have four classes of limited liability company interests - the common shares, the series A senior convertible preferred shares, the series B senior convertible preferred shares and the allocation shares. All of our allocation shares have been and will continue to be held by our manager.

On March 3, 2017, our newly formed wholly-owned subsidiary 1847 Neese Inc., or 1847 Neese, acquired all of the issued and outstanding capital stock of Neese, Inc., or Neese, for an aggregate purchase price of $6,655,000. On April 19, 2021, we entered into a stock purchase agreement with the original owners of Neese, pursuant to which they purchased our 55% ownership interest in 1847 Neese for a purchase price of $325,000 in cash. As a result of this transaction, 1847 Neese is no longer a subsidiary of our company.

On April 5, 2019, our newly formed indirect wholly-owned subsidiary 1847 Goedeker Inc., or 1847 Goedeker, acquired substantially all of the assets of Goedeker Television Co. for an aggregate purchase price of $6,200,000. On October 23, 2020, we distributed all of the shares of 1847 Goedeker that we held to our shareholders. As a result of this distribution, 1847 Goedeker is no longer a subsidiary of our company.

On May 28, 2020, our newly formed wholly-owned subsidiary 1847 Asien acquired all of the issued and outstanding capital stock of Asien’s for an aggregate purchase price of $1,918,000 consisting of: (i) $233,000 in cash; (ii) the issuance of an amortizing promissory note in the principal amount of $200,000; (iii) the issuance of a demand promissory note in the principal amount of $655,000; and (iv) 103,750 common shares of our company, having a mutually agreed upon value of $830,000 and a fair value of $1,037,500, which could be repurchased by 1847 Asien for a period of one year following the closing at a purchase price of $2.50 per share. The shares were repurchased by 1847 Asien on July 29, 2020. As a result of this transaction, we own 95% of 1847 Asien, with the remaining 5% held by Leonite Capital LLC, or Leonite, and 1847 Asien owns 100% of Asien’s. 1847 Asien was formed in the State of Delaware on March 24, 2020 and Asien’s was formed in the State of California on February 6, 2004.

On September 30, 2020, our newly formed wholly-owned subsidiary 1847 Cabinet acquired all of the issued and outstanding capital stock of Kyle’s for an aggregate purchase price of up to $6,839,792, consisting of (i) $4,389,792 in cash, (ii) an 8% contingent subordinated note in the aggregate principal amount of up to $1,260,000, and (iii) 175,000 common shares of our company, having a mutually agreed upon value of $1,400,000 and a fair value of $3,675,000. As a result of this transaction, we own 92.5% of 1847 Cabinet, with the remaining 7.5% held by Leonite, and 1847 Cabinet owns 100% of Kyle’s. 1847 Cabinet was formed in the State of Delaware on August 21, 2020 and Kyle’s was formed in the State of Idaho on May 7, 1991.

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

On October 8, 2021, 1847 Cabinet acquired all of the issued and outstanding capital stock or other equity securities of High Mountain and Innovative Cabinets for an aggregate purchase price of $15,441,173 (subject to adjustment), consisting of (i) $10,687,500 in cash and (ii) the issuance by 1847 Cabinet of 6% subordinated convertible promissory notes in the amount of $4,753,673, consisting of an aggregate principal amount of $5,880,345, net of debt discount of $1,126,672. As a result of this transaction, 1847 Cabinet acquired 92.5% of High Mountain and Innovative Cabinets, with the remaining 7.5% held by Leonite. On April 1, 2022, 1847 Cabinet transferred all of its shares of High Mountain to Innovative Cabinets, as a result of which Innovative Cabinets now owns 92.5% of High Mountain, with the remaining 7.5% held by Leonite. High Mountain was formed in the State of Nevada on April 4, 2014 and Innovative Cabinets was formed in the State of Nevada on June 17, 2008.

On February 9, 2023, our newly formed wholly-owned subsidiary 1847 ICU acquired all of the issued and outstanding capital stock of ICU Eyewear for an aggregate purchase price of $4,500,000, consisting of (i) 4,000,000 in cash, minus any unpaid debt of ICU Eyewear and certain transaction expenses, and (ii) the issuance of 6% subordinated non-convertible promissory notes in the aggregate principal amount of $500,000. As a result of this transaction, we own 100% of 1847 ICU, and 1847 ICU owns 100% of ICU Eyewear Holdings, Inc., which in turn owns 100% of ICU Eyewear, Inc. ICU Eyewear Holdings, Inc. was formed in the State of California on October 20, 2003, and ICU Eyewear, Inc. was formed in the State of California on September 5, 1956.

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

Our manager entered into offsetting management services agreements with 1847 Asien, 1847 Cabinet, 1847 Wolo and 1847 ICU. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management Fees” for a description of these agreements. Our manager may also enter into offsetting management services agreements with our future subsidiaries, which agreements would be in the form prescribed by our management services agreement. The offsetting management fee paid to our manager for providing management services to a future subsidiary will vary.

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

RETAIL AND APPLIANCES BUSINESS

Our retail and appliances business is operated by Asien’s. This business segment accounted for approximately 21.8% and 41.6% of our total revenues for the years ended December 31, 2022 and 2021, respectively.

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

Pricing

We provide premium and super premium products to the North Bay customer. A significant number of the appliances in our catalog are subject to a unilateral minimum retail price policy, or UMRP, or minimum advertised pricing restrictions. UMRP restricts a reseller from discounting the customer price for an appliance below a vendor published UMRP and product promotions are solely those specified by the vendor and unilaterally available. We thrive in the premium market by providing the customer with a higher overall perceived value as well as a competitive total invoice cost by offering premium service at reasonable rates. Our sales associates are industry professionals with an average of more than 15 years of experience selling appliances. This team of six averages over twelve years seniority with the senior member having been with us for 27 years. The premium appliance market requires this expertise as very often sales and customer service teams are interacting with designers, builders, and contractors, as well as our core customer, the homeowner. Our hard-earned reputation for this expertise in sales, installation and service accretes to our advantage when we compete directly across product lines that are also available from other local resellers and big box competitors. Our merchant and sales team are responsible to ensure that pricing and promotion for these appliances are competitive.

Vendor/Supplier Relationships

The following table sets forth the vendors and suppliers that accounted for more than 10% of our purchases for the year ended December 31, 2022:

Supplier	Total Purchases (2021)	Total Purchases (2022)	Percent of Purchases (2022)
Riggs Distributing, Inc.	$2,558,915	$1,753,121	24.3%
General Electric	2,411,825	1,798,537	24.9%
Whirlpool	1,203,187	830,283	11.5%

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

“Go Local” Marketing

We also participate in the “GO LOCAL” marketing organization for locally owned independent businesses. Members of this organization use a shared brand, targeted advertising, and a rewards card to increase sales and gain market share.

Customers and Markets

We currently serve customers in the areas of Sonoma, Napa, Marin, Lake and Mendocino counties, California. The large majority of customers are homeowners and their contractors, with the homeowner being key in the final decisions. We have a diverse customer base, with no one customer accounting for more than 10% of total revenue.

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

Competitive Strengths

Based on management’s belief and experience in the industry, we believe that the following competitive strengths enable us to compete effectively.

●	Name and reputation. We believe that we enjoy a long-standing (more than 70 years) reputation with vendors and customers for our focus on offering a full line of appliances, including premium brands unavailable from the competition, with consultative selling, competitive pricing and superior customer service.

●	Highly experienced management and personnel. We believe that our personnel are its most important asset. We have an experienced management team with decades of industry knowledge and a team of experienced, knowledgeable and skilled field personnel.

●	Diverse product and service offerings. We offer a full line of top brands from U.S. and international manufacturers. We also offer delivery, installation and repair and maintenance services provided by our highly knowledgeable personnel.

●	Inventory discipline. Resellers in the appliance industry are experiencing unprecedented supply chain issues with backorder on many appliance categories. Increasingly, the most success in appliance sales is found for those with available inventory on hand. We react quickly to the expression of customer demand by confirming availability for products and placing orders to reserve potential stock needs. Our curated assortment allows us to react to micro-trends and adjust assortment and buying decisions quickly. On the showroom floor, our experienced team has quickly pivoted to first sell what is available and then over-communicate with the customer when an item is on backorder. As a result, we are maintaining a low cancelation rate. Customer service processes and resources to allow more efficient ongoing customer communication and coordination will allow us to earn loyalty within our market by exceeding the service levels customers receive from other specialty retailers.

●	Extended repair, delivery, and loaner services. Many of our sales are “duress” sales to replace broken or antiquated equipment. It is not uncommon for service to provide a gateway sales. A customer looking to replace their appliance still wants a quality product and they need it quickly. This is where the value of our full-service approach wins customer loyalty.

●	Online sales expertise. We believe that our ability to transact online, big ticket, home delivery sales give us strategic positioning and capability to sell more products to our current customer base, as well as to add new big ticket product categories.

●	Membership in BrandSource. As discussed in more detail above, we believe that our membership in BrandSource provides us with a number of competitive advantages.

Growth Strategies

We will strive to grow our business by pursuing the following growth strategies:

●	Digital strategy. We plan to implement best-in-class solutions from parallel industries focused on a click-to-brick digital strategy. This includes enhancing our web presence and digital advertising while providing tools to facilitate consultation, guided customer support and service. We also plan to enhance the full-cycle customer relationship including loyalty, incentives for referral, and long-tail satisfaction surveys. We also plan to enhance our geographic reach through installation partnerships.

●	Increase local marketing spend. We plan to increase our local marketing spending. Outreach messaging will increase the emphasis on us as a trusted community resource and other local first values. We plan to build incrementally on ad spending where a return is measurable. This involves first optimizing local market internet search and digital advertising campaigns, while at the same time innovating a COVID-19 appropriate approach to what was traditionally outside sales by more regularly engaging builders, designers, and contractors and encouraging regular digital meeting place. We plan to provide local leadership by being efficient and providing secure online tools to enable project management and data exchange.

●	Store growth. We are actively looking for underserved and growing communities on the west coast that echo the attributes that serve our success in the current Sonoma County location.

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

Employees

As of December 31, 2022, we employed 22 full-time employees. None of our employees are represented by labor unions, and we believe that we have an excellent relationship with our employees.

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

CUSTOM CARPENTRY BUSINESS

Our custom carpentry business is operated through our subsidiaries Kyle’s, High Mountain and Innovative Cabinets. Kyle’s was acquired in the third quarter of 2020 and High Mountain and Innovative Cabinets were acquired in the fourth quarter of 2021. This business segment accounted for approximately 64.9% and 39.8% of our total revenues for the years ended December 31, 2022 and 2021, respectively.

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

Manufacturing

Most of our services consist of design, assembly, and installation services. As a result, we do not manufacture most of our products, although we do have limited manufacturing operations consisting of value-add activities such as drilling pre-manufactured doors for holes and attaching hinges.

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

Employees

As of December 31, 2022, our custom carpentry companies employed 174 full-time employees. None of the employees are represented by labor unions, and we believe that our custom carpentry companies have excellent relationships with their employees.

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

AUTOMOTIVE SUPPLIES BUSINESS

Our automotive supplies business is operated by Wolo. This business segment, which was acquired at the end of the first quarter of 2021, accounted for approximately 13.3% and 18.6% of our total revenues for the years ended December 31, 2022 and 2021, respectively.

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

Products

We design and sell a broad range of branded vehicle horns, warning lights, sirens, back-up alarms and accessories.

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

Compressor and Tank Systems

We also sell air compressor systems, consisting of air storage tanks, compressors and everything needed to hookup a high-pressure air horn. Two years ago, we started offering complete kits of train horns and choice of high-pressure air systems. Additionally, we offer replacement parts for all products.

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

Manufacturing

Most of our manufacturing is outsourced to contract manufacturers in China and Taiwan. In-house manufacturing consists of changes to fully assembled products, as per custom orders. For example, converting the voltage of a horn for truck use, or the standard color of a particular warning light.

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

Vendor/Supplier Relationships

We have developed long term relationships with contact manufacturers based in China and Taiwan. All materials are sourced by the contract manufacturers. The following table sets forth the vendors and suppliers that accounted for more than 10% of our purchases for the year ended December 31, 2022:

Supplier	Product	Total Purchases (2021)	Total Purchases (2022)	Percent of Purchases (2022)
E-own Corporation	Warning Lights & Horns	$430,937	$418,780	28.6%
Zhejiang Jiejia Automobile	Horns	162,491	304,228	20.8%
Changz	Warning Lights	-	271,611	18.5%
Ruian Jiani Auto Parts	Horns	178,324	246,799	16.8%

We have established relationships with our vendors, with many of these relationships spanning more than 15 years. We implement vendor agreements with all our major accounts and some mid-size accounts. The typical length of a vendor agreement is 2-3 years, and in most cases automatically renew.

We have also established volume discounts with our suppliers which help to offset increased material, tariffs and increased labor costs domestically and overseas. With the unstable world market, we have carefully started to engage secondary suppliers to make sure we have no interruptions in the supply chain and to be sure we maintain a competitive price.

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

We have a diverse customer base, including Amazon, AutoZone, Advanced Auto Parts, CarQuest, Aries, das, Grainger, FleetFarm and J&P Cycles. Internationally, we sell products in Canada, Mexico, Europe, and Amsterdam. Most of our online customers such as Amazon ship direct internationally. A majority of our sales are made to repeat customers, with many of our customer relationships spanning more than 10 years. We believe that our customers appreciate the ease of doing business with all orders placed electronically via electronic data interchange, or EDI.

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

Implementing an EDI system has allowed us to improve our fulfillment threshold rate, as well as avoid fines from customers for order fulfillment errors and fill rate. The following diagram illustrates our order fulfillment process.

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

Competitive Advantages

Based on management’s belief and experience in the industry, we believe that the following competitive strengths enable us to compete effectively.

●	Established name and reputation. We believe that we have maintained our excellent reputation in the industry for over 55 years through bringing exclusive products and designs to market to meet current and future needs.

●	Patents and trademarks. We have been granted 51 patents from the U.S., China, Taiwan and the EU. About half of our patents are utility patents, which protect a products’ methods of functionality. Utility patents are a difficult barrier for competitors to overcome, therefore these products have a higher profit margin. The other half of our patents are design patents.

●	Long-term supplier and customer relationships. We have established relationships with our vendors, with many of these relationships spanning more than 15 years, and a majority of our sales are made to repeat customers, with many of our customer relationships spanning more than 10 years.

●	International licensing agreements. We have a licensing agreement with a large wholesale supplier of auto parts in the U.K. for our patented Bad Boy Horn. The U.K. supplier also has retail chain stores and this agreement has been generating year-over-year sales growth for us.

Growth Strategies

Management sees the below as the key initiatives for our continued growth strategy:

●	Increase sales through new products and online marketing. We are aggressively pursuing our current market share and building sales by adding new products to existing accounts. Additionally, we will continue to expand our online sales platforms which include Wolo-mfg.com, Wolo-USA.com, Autozone.com, Amazon.com, BestAutoAccessories.com and Autoaccessoriesgarage.com, among others. There also exists significant growth potential in the purchasing of available key URL’s and implementing enhanced search engine optimization strategies.

●	Expand into traditional market and original equipment replacement horns. The automotive aftermarket has multiple channels of distribution, and one in which we have limited distribution is the traditional channel. This channel distributes products through wholesale warehouse distributors such as Federated Auto Parts, Pronto Auto Parts, Bumper-To-Bumper and Auto Value. Traditional distribution primarily services the DIFM (Do-It-For-Me) or professional installers. Most of the products sold are direct original equipment replacement parts which are researched based on year/make/model of the vehicle needing parts. We have limited distribution into the traditional channel, primarily due to the fact that there are no original equipment replacement horns in our product offerings. We believe that with minor product enhancements, we can offer products to serve this channel and improve market share into the traditional channel.

●	Expand into growing international markets. Currently, we sell our products in the US, Canada, Mexico, Europe and the Middle East. We believe that there is great growth opportunity in Mexico. Additionally, we have identified Canada and the Netherlands as expansion markets specifically for our Motorcycle Air Horn.

●	Additional focus on the municipal and public safety markets. We have identified a significant demand for certified warning lights within the municipal and public safety markets. The certification of existing products is immediately possible and very cost effective.

●	Grow presence within the marine marketplace. We see immediate growth opportunities existing within the marine market with certified horns that meet US Coast Guard regulations and other regulatory standards.

Intellectual Property

We have been granted 51 patents from the United States, China, Taiwan and the EU. About half of our patents are utility patents, which protect a product’s methods of functionality. Utility patents are a difficult barrier for competitors to overcome, therefore these products have a higher profit margin. The other half of our patents are design patents.

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

Employees

As of December 31, 2022, we employed 15 employees, including 11 hourly employees. None of our employees are represented by labor unions, and we believe that we have an excellent relationship with our employees.

Regulation

We are subject to various federal, state, and local laws and governmental regulations relating to the operation of our business, including those related to labor and employment, discrimination, anti-bribery/anti-corruption, product quality and safety standards, data privacy and taxes. Compliance with any such laws and regulations has not had a material adverse effect on our operations to date.

EYEWEAR PRODUCTS BUSINESS

Our eyewear products business is operated by ICU Eyewear, which we acquired in the first quarter of 2023.

Overview

ICU Eyewear, which was founded in 1956 and is headquartered in Hollister, California, is a leading designer of over-the-counter, or OTC, non-prescription reading glasses, sunglasses, blue light blocking eyewear, sun readers and outdoor specialty sunglasses, as well as select health and personal care items, such as surgical face masks. We sell our products to big-box national retail chains, through various distributors, as well as online direct to consumer sales. We believe that we are the only OTC eyewear supplier in the U.S. to have meaningful penetration in all significant retail channels including grocery, specialty, office supply, pharmacy, and outdoor sports stores.

Products

We design and sell a broad range of products comprised of OTC reader eyeglasses, blue light blocking eyewear, sun readers, outdoor specialty sunglasses, and accessories.

Reader Eyeglasses and Specialty Sunglasses

We design and sell an extensive selection of OTC non-prescription reading glasses, sunglasses, sun reading glasses, as well as active and sport sunglasses. Our distinctive eyewear is marketed under several distinct brand names, each of which addresses a particular product category and price point.

Our brand names include “ICU Eyewear,” “Studio by ICU Eyewear,” “ICU Eco Eyewear,” “Dr. Dean,” “Wink by ICU Eyewear,” “SOL,” “Fisherman,” “Guideline Eyegear,” “ICU Health,” and “Screen Vision.” Most of our sales come from the “ICU Eyewear Brand.”

We believe that our distinctive eyewear and eyewear merchandising has led to our success as an OTC eyewear provider at Target, as well as becoming the exclusive provider of personal care products to Target.

Eyeglass Accessories

We have an array of existing eye health and accessories products, including contact lens cases and spray lens cleaners that we sell in tandem with our existing eyeglasses products.

Personal Care Items

In 2020, we began selling personal care items such as surgical face masks and other personal protective equipment, or PPE, to serve the needs of our existing and new customers. We sold both surgical masks as well as the N95 respirators to the United States government, as well as private retailers. In 2021, this business continued, with large retailers continuing to place significant orders and committing to purchase masks and other personal care categories, through at least 2023.

We also sell a variety of products, including eye masks, eye pillows, white noise machines, and reusable silicone earplugs through our brand “Sleep Well by ICU.” The products in our Sleep Well line also include bath salts, bath bombs, body butters, and vapor drops.

Manufacturing

All of our manufacturing is outsourced to contract manufacturers. We believe we have developed meaningful, long-term relationships with our manufacturing vendors, some of which have worked with us for over 20 years, and which provide valuable collaboration in new product development ideas and formulations.

We believe that our high-quality standards for our products ensure that customers are receiving the best products on the market. Our Hollister, California facility shipped 5.7 million units in 2022 and has the capacity to ship up to 10 million units per year across an array of product categories, made possible by our partnerships with our suppliers. Our manufacturing operations are designed to allow low-cost production of a wide variety of products while maintaining a high level of customer service and quality.

We believe that our manufacturing facilities generally have sufficient capacity to meet our current business requirements and our currently anticipated sales.

Vendor/Supplier Relationships

We have developed long term relationships with our top four contact manufacturers based in China, Taiwan and the United States. All materials are sourced by the contract manufacturers. The following table sets forth the vendors and suppliers that accounted for more than 10% of our purchases for the year ended December 31, 2022:

Supplier	Product	Total Purchases (2021)	Total Purchases (2022)	Percent of Purchases (2022)
Contour Optik Inc.	Reading Glasses	$4,453,915	$4,118,692	49%
Prosben Inc.	Accessories/ Private Label	1,027,890	1,294,240	15%
Indiana Face Mask	PPE	140,550	1,645,479	19%

While we work primarily with a small, select group of trusted partners to ensure our quality and reliability, we are under no exclusive supplier contracts, and we have working relationships with a variety of second-source alternatives for all product manufacturing needs.

We believe that our strong relationships with suppliers yield high quality, competitive pricing and overall good service to our customers. Although we cannot be sure that our sources of supply will be adequate in all circumstances, we believe that we can develop alternate sources in a timely and cost-effective manner if our current sources become inadequate. Due to the availability of numerous alternative suppliers, we do not believe that the loss of any single supplier would have a material adverse effect on our consolidated financial condition or results of operations. See Item 1A “Risk Factors—Risks Related to Our Eyewear Products Business” for a description of the risks related to our supplier relationships.

Sales and Marketing

Our innovative retail product packaging design is also a highly effective marketing tool. We use intuitive merchandizing displays to show the full color spectrum and product choices of our offering in retail locations. Our eyeglass products are designed to be displayed in a way that is easier to take off, try, package, and replace each product, as compared to historical tagged eyewear products. Our branded assortments of differentiated fashion forward product lines are specifically curated for each individual, channel, and retail partner.

We also market our certificated carbon neutral status, as well as our eco-friendly reading glasses that are made from recycled plastic, recycled metal, and bamboo.

Additional marketing programs may include in-store promotional programs for customers, e-commerce via our website and Amazon.com, as well as email blasts. New product launches and updates are also sent to customers via email blast periodically.

We exhibit at key industry and customer tradeshows and belong to the Vision Council.

Customers

We sell products to national retailers, direct-to-consumer, web-based retailers, and industrial wholesalers.

We serve multiple large customers, including Amazon, Raley’s, Publix, Whole Foods and Target. Most of our online customers such as Amazon ship direct. A majority of our sales are made to repeat customers, with many of our retail customer relationships spanning more than 10 years.

As of December 31, 2022, we had sales agreements in place with most of our customers, including all national and midsize accounts. Sales agreements specify new store allowances, terms of sale (discounts), annual stock adjustment, freight routing, company trade shows, rebates, and advertising programs. Agreement lengths and renewal terms are based on the individual customer relationship.

In 2020, due to the COVID-19 pandemic, we entered a personal care products market for PPE and other health products, where we sold products to our large retail customers, such as Target, as well as the United States government.

Competition

The OTC eyewear products and accessories industry is highly competitive with product availability, store location, brand recognition, and price being the principal competitive factors. We believe that we have established our brand as an industry-leader in the marketing and sale of OTC eyeglasses and eyeglass products for the retail and direct to consumer industries, especially for reading glasses and sunglasses. Current competitors in related industries are Foster Grant, SAV Eyewear, Eyebobs, Peepers, Blue Gem, Sees Eyewear, Modo, and EyeOs.

Many of our current competitors have, and potential competitors may have, longer operating histories, greater brand recognition, larger fulfillment infrastructures, greater technical capabilities, faster and less costly shipping, significantly greater financial, marketing and other resources and larger customer bases than we do.

Competitive Advantages

Based on management’s belief and experience in the industry, we believe that the following competitive strengths enable us to compete effectively.

●	Established name and reputation. We believe that we have maintained our excellent reputation in the industry for over 67 years through bringing unique products and eyeglass designs to the market to meet current and future needs.

●	Trademarks and brands. We have been granted 19 trademarks in the United States, relating to each of our specialized brands. We believe that our brands provide unique and distinct focuses, each of which provides products in a distinctive product category, retail channel, and for a particular price point.

●	Long-term supplier and customer relationships. We have established relationships with our vendors, with many of these relationships spanning more than 20 years, and the majority of our sales are to our established retail partners, with many of our customer relationships lasting over 10 years. Our partnership with companies like Target and Raley’s enables us to provide quality products to trusted and repeated customers. We believe that we are the only OTC eyewear supplier to have meaningful penetration in all significant retail channels, including office supply, outdoor brands, and natural grocery channels.

Growth Strategies

Management sees the below as the key initiatives for our continued growth strategy:

●	Increase sales through new products and online marketing. We are aggressively pursuing our current market share and building sales by adding new products to our existing range. We look to expand distribution of our new blue light blocking eyewear, which was initially released in Target in April 2018, under our “Screen Vision by ICU Eyewear” brand. Additionally, we will continue to expand our online sales platform, including our website and Amazon.com, among others.

●	Expand to new retail partners. The eyeglass product market may have multiple channels of distribution, one of which is the retail product market. Presently, this channel distributes the majority of our products to our customers, primarily through our contracts with Target, Office Depot, and Raley’s. We plan to expand our products to new customers, with the goal of partnering with other large retailers.

●	Acquisition. We are targeting small to mid-size eyewear companies that have products and or channels to complement our current product and customer mix which will increase gross revenue and realize the benefits of economies of scale and scope.

Intellectual Property

We have 17 trademarks registered in the United States for our brands and brand names.

Our intellectual property, including trademarks, service marks, domain names, and trade secrets, is an important part of our business. To protect our intellectual property, we rely on a combination of laws and regulations, in addition to intellectual property rights in the United States, including trademarks and trade secret laws, together with contractual provisions and technical measures that we have implemented. To protect our trade secrets, we maintain strict control access to our proprietary systems and technology. We also enter into confidentiality and invention assignment agreements with employees and consultants, as well as confidentiality and non-disclosure agreements with third parties that provide products and services to us.

Employees

As of December 31, 2022, we employed 29 employees, including 13 hourly employees. None of our employees are represented by labor unions, and we believe that we have an excellent relationship with our employees.

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

Despite recent developments of vaccines, the duration and severity of COVID-19, mutations and possible additional mutations and the degree of their impact on our business is uncertain and difficult to predict. The continued spread of the outbreak could result in one or more of the following conditions that could have a material adverse impact on our business operations and financial condition: delays or difficulty sourcing certain products and raw materials; increased costs for such products and raw materials; and loss of productivity due to employee absences. Notably, approximately 90% of Wolo’s vendor base is located in China. The pandemic issues impacting ports in the U.S. due to lack of personnel has had a ripple effect on Chinese suppliers. Containers are slow to be emptied in the U.S., causing a backlog of ships waiting to get into ports and limiting containers and ships returning to China. The lack of containers and available space on ships has escalated shipping costs by over 400% from 2020. Our inability to respond to and manage the potential impact of such events effectively could have a material adverse effect on our business, financial condition, and results of operations.

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

Our auditors have issued a going concern opinion on our audited financial statements.

Although our audited financial statements for the year ended December 31, 2022 were prepared under the assumption that we would continue our operations as a going concern, the report of our independent registered public accounting firm that accompanies our financial statements for the year ended December 31, 2022 contains a going concern qualification in which such firm expressed substantial doubt about our ability to continue as a going concern, based on the financial statements at that time. We have generated losses since inception and have relied on cash on hand, sales of securities, external bank lines of credit, and issuance of third-party and related party debt to support cashflow from operations. For the year ended December 31, 2022, we incurred operating losses of $10,801,913 (before deducting losses attributable to non-controlling interests) and cash flows used in operations of $4,131,477.

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

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and our financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank, or SVB, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or the FDIC, as receiver. Similarly, on March 12, 2023, Signature Bank Corp., or Signature, and Silvergate Capital Corp. were each swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder.

Although we do not have any funds deposited with SVB, Signature Bank or any financial institution currently in receivership, we regularly maintain cash balances with other financial institutions in excess of the FDIC insurance limit. A failure of a depository institution to return deposits could impact access to our invested cash or cash equivalents and could adversely impact our operating liquidity and financial performance. Furthermore, if any of our partners, suppliers or other parties with whom we conduct business are unable to access funds with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. In this regard, counterparties to credit agreements and arrangements with these financial institutions, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from the closure of these financial institutions and uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.

Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Although the U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediately liquidity may exceed the capacity of such program.

Our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, any financial institutions with which we enter into credit agreements or arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. These risks include, but may not be limited to, the following:

●	delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets;

●	inability to enter into credit facilities or other working capital resources;

●	potential or actual breach of contractual obligations that require us to maintain letters of credit or other credit support arrangements; or

●	termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses or other obligations, financial or otherwise, result in breaches of our financial and/or contractual obligations, or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

In addition, any further deterioration in the macroeconomic economy or financial services industry could lead to losses or defaults by our partners, vendors or suppliers, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition. For example, a partner may fail to make payments when due, default under their agreements with us, become insolvent or declare bankruptcy, or a supplier may determine that it will no longer deal with us as a customer. In addition, a vendor or supplier could be adversely affected by any of the liquidity or other risks that are described above as factors that could result in material adverse impacts on us, including but not limited to delayed access or loss of access to uninsured deposits or loss of the ability to draw on existing credit facilities involving a troubled or failed financial institution. The bankruptcy or insolvency of any partner, vendor or supplier, or the failure of any partner to make payments when due, or any breach or default by a partner, vendor or supplier, or the loss of any significant supplier relationships, could cause us to suffer material losses and may have a material adverse impact on our business.

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

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2022, management identified material weaknesses. These material weaknesses were associated with our lack of (i) appropriate policies and procedures to evaluate the proper accounting and disclosures of key documents and agreements, (ii) adequate segregation of duties with our limited accounting personnel and reliance upon outsourced accounting services and (iii) sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of GAAP commensurate with our financial reporting requirements. We are undertaking remedial measures, which measures will take time to implement and test, to address these material weaknesses. There can be no assurance that such measures will be sufficient to remedy the material weaknesses identified or that additional material weaknesses or other control or significant deficiencies will not be identified in the future. If we continue to experience material weaknesses in our internal controls or fail to maintain or implement required new or improved controls, such circumstances could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements, or adversely affect the results of periodic management evaluations and, if required, annual auditor attestation reports. Each of the foregoing results could cause investors to lose confidence in our reported financial information and lead to a decline in our share price.

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

Increases in the cost of labor, union organizing activity and work stoppages at our facilities or the facilities of our suppliers could materially affect our financial performance.

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

Increased prices for finished goods or raw materials could increase our cost of revenues and decrease demand for our products, which could adversely affect our revenue or profitability.

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

In 2022 and 2021, Wolo purchased a substantial portion of finished goods from four third-party vendors which comprised of 84.7% and 61.4% of its purchases, respectively. Our ability to acquire products from our suppliers in amounts and on terms acceptable to us is dependent upon a number of factors that could affect our suppliers and which are beyond our control. For example, financial or operational difficulties that some of our suppliers may face could result in an increase in the cost of the products we purchase from them. If we do not maintain our relationships with our existing suppliers or develop relationships with new suppliers on acceptable commercial terms, we may not be able to continue to offer a broad selection of merchandise at competitive prices and, as a result, we could lose customers and our sales could decline.

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

Most of our manufacturing is outsourced to contract manufacturers in China and Taiwan, resulting in additional factors could interrupt our relationships or affect our ability to acquire the necessary products on acceptable terms, including:

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

The aftermarket auto parts industry is competitive and highly fragmented, with products distributed through multi-tiered and overlapping channels. We compete with both online and offline retailers who offer OEMs and aftermarket auto parts. Current or potential competitors include FIAMM, Grote, Peterson Manufacturing Company, ECCO, Vixen Horns, Grover, HornBlasters, and Kleinn.

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

The growing political and scientific sentiment is that global weather patterns are being influenced by increased levels of greenhouse gases in the earth’s atmosphere. This growing sentiment and the concern over climate change have led to legislative and regulatory initiatives aimed at reducing greenhouse gas emissions which warm the earth’s atmosphere. These warmer weather conditions could result in a decrease in demand for auto parts in general. Moreover, proposals that would impose mandatory requirements on greenhouse gas emissions continue to be considered by policy makers in the United States. Laws enacted that directly or indirectly affect our suppliers (through an increase in the cost of production or their ability to produce satisfactory products) or our business (through an impact on our inventory availability, cost of revenues, operations or demand for the products we sell) could adversely affect our business, financial condition, results of operations and cash flows. Significant increases in fuel economy requirements or new federal or state restrictions on emissions of carbon dioxide that may be imposed on vehicles and automobile fuels could adversely affect demand for vehicles, annual miles driven or the products we sell or lead to changes in automotive technology. Compliance with any new or more stringent laws or regulations, or stricter interpretations of existing laws, could require additional expenditures by us or our suppliers. Our inability to respond to such changes could adversely impact the demand for our products and our business, financial condition, results of operations or cash flows.

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

Risks Related to Our Eyewear Products Business

If we are unable to successfully introduce new products, develop our brands, and maintain a broad selection of products at competitive prices or fail to maintain sufficient inventory to meet customer demands, our revenue could decline.

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

The price categories of the reader glasses and sunglasses markets in which we compete are particularly vulnerable to changes in fashion trends and consumer preferences. Our historical success is attributable, in part, to our introduction of unique designs, interesting patterns, and creative marketing, which are perceived to represent an improvement over eyeglasses and accessory products. Our future success will depend on our continued ability to develop and introduce such innovative products and continued success in building our brands. If we are unable to continue to do so, our future sales could decline, inventory levels could rise, leading to additional costs for storage and potential write-downs relating to the value of excess inventory, and there could be a negative impact on production costs since fixed costs would represent a larger portion of total production costs due to the decline in quantities produced, which could materially adversely affect our results of operations.

If vision correction alternatives to OTC eyeglasses become more widely available, or consumer preferences for such alternatives increase, our profitability could suffer through a reduction of sales of our reader eyewear products, including lenses and accessories.

Our business could be negatively impacted by the availability and acceptance of vision correction alternatives to OTC or reader eyeglasses, such as contact lenses and refractive optical surgery. Increased use of vision correction alternatives could result in decreased use of our reader eyewear products, including a reduction of sales of lenses and accessories sold in our retail outlets, which could have a material adverse impact on our business, results of operations, financial condition and prospects.

Our business depends on our ability to build and maintain strong brands. We may not be able to maintain and enhance our brands if we receive unfavorable customer complaints, negative publicity, or otherwise fail to live up to consumers’ expectations, which could materially adversely affect our business, results of operations and growth prospects.

Maintaining and enhancing our brands is critical to expanding our base of customers and suppliers. Our ability to maintain and enhance our brand depends largely on our ability to maintain customer confidence in our product and service offerings. If customers do not have a satisfactory shopping experience, they may seek out alternative offers from our competitors and may not return to our displays and retail sites as often in the future, or at all. In addition, unfavorable publicity regarding, for example, our practices relating to privacy and data protection, product quality, delivery problems, competitive pressures, litigation or regulatory activity, could seriously harm our reputation. Such negative publicity also could have an adverse effect on the size, engagement, and loyalty of our customer base and result in decreased revenue, which could adversely affect our business and financial results.

In addition, maintaining and enhancing these eyeglass product brands may require us to make substantial investments, and these investments may not be successful. If we fail to promote and maintain our brands, or if we incur excessive expenses in this effort, our business, operating results and financial condition may be materially adversely affected. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brands may become increasingly difficult and expensive. Maintaining and enhancing our brands will depend largely on our ability to provide high quality products to our customers and a reliable, trustworthy, and profitable sales channel to our suppliers, which we may not be able to do successfully.

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

Our business success depends to some extent on our ability to expand our customer offerings by launching new brands, which may include new eyewear designs, new eyewear accessories, or personal care products, and by expanding our existing offerings into new retail locations and geographies. Launching new brands and products or expanding geographically requires significant upfront investments, including investments in marketing, information technology, and additional personnel. We may not be able to generate satisfactory revenue from these efforts to offset the costs of such expansions. Any lack of market acceptance of our efforts to launch new brands and services or to expand our existing offerings could have a material adverse effect on our business, prospects, financial condition, and results of operations. Further, as we continue to expand our fulfillment capability or add new businesses with different requirements, our logistics networks become increasingly complex and operating them becomes more challenging. There can be no assurance that we will be able to operate our networks effectively.

We have also entered and may continue to enter new markets in which we have limited or no experience, which may not be successful or appealing to our customers. For instance, in 2020, we entered the personal care products industry by providing and selling surgical face masks as well as N95 face masks to support the demand due to the COVID-19 pandemic. This, and other similar activities may present new and difficult technological and logistical challenges, and resulting service disruptions, failures or other quality issues may cause customer dissatisfaction and harm our reputation and brand. Further, our current and potential competitors in new market segments may have greater brand recognition, financial resources, longer operating histories and larger customer bases than we do in these areas. As a result, we may not be successful enough in these newer areas to recoup our investments in them. If this occurs, our business, financial condition and operating results may be materially adversely affected.

The loss of any of our key customers could have a materially adverse effect on our results of operations.

Historically, a few long-term recurring customers have accounted for a majority of our revenues. For the year ended December 31, 2022, a majority of our revenues were from sales to customers from our retail agreement with Target. There can be no assurance that we will maintain or improve the relationships with those customers or retailers. Our major customers often change each period based on when a given order is placed. If we cannot maintain long-term relationships with major customers, lose our contract to sell retail eyewear and eyewear accessories at Target, or replace major customers from period to period with equivalent customers, the loss of such sales could have an adverse effect on our business, financial condition and results of operations.

If we fail to acquire new customers or retain existing customers, or fail to do so in a cost-effective manner, we may not be able to achieve profitability.

Our success depends on our ability to acquire and retain customers and maintain our relationships with retailers in a cost-effective manner. If we fail to deliver a quality shopping experience, or if consumers do not perceive the products we offer to be of high value and quality, we may not be able to acquire new customers. If we are unable to acquire new customers who purchase products in numbers sufficient to grow our business, we may not be able to generate the scale necessary to drive beneficial network effects with our suppliers or efficiencies in our logistics network, our net revenue may decrease, and our business, financial condition and operating results may be materially adversely affected.

If our efforts to satisfy our existing customers are not successful, we may not be able to acquire new customers in sufficient numbers to continue to grow our business, or we may be required to incur significantly higher marketing expenses in order to acquire new customers.

We are dependent upon relationships with manufacturers, including many located in Taiwan and China, which exposes us to complex regulatory regimes and logistical challenges.

All of our manufacturing is outsourced to contract manufacturers, including many located in China and Taiwan, resulting in additional factors could interrupt our relationships or affect our ability to acquire the necessary products on acceptable terms, including:

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

We are highly dependent upon key suppliers and an interruption in such relationships or our ability to obtain products from such suppliers could adversely affect our business and the results of operations.

In 2022 and 2021, we purchased a substantial portion of finished goods from four third-party vendors which comprised 87% and 92% of our purchases, respectively. Our ability to acquire products from our suppliers in amounts and on terms acceptable to us is dependent upon a number of factors that could affect our suppliers and which are beyond our control. For example, financial or operational difficulties that some of our suppliers may face could result in an increase in the cost of the products we purchase from them. We also do not have any exclusive contracts with our suppliers. If we do not maintain our relationships with our existing suppliers or develop relationships with new suppliers on acceptable commercial terms, we may not be able to continue to offer a broad selection of merchandise at competitive prices and, as a result, we could lose customers and our sales could decline.

We also have limited control over the products that our suppliers purchase or keep in stock. Our suppliers may not accurately forecast the products that will be in high demand, or they may allocate popular products to other resellers, resulting in the unavailability of certain products for delivery to our customers. Any inability to offer a broad array of products at competitive prices and any failure to deliver those products to our customers in a timely and accurate manner may damage our reputation and brand and could cause us to lose customers and our sales could decline.

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

During the year ended December 31, 2022, four main suppliers represented approximately 92% of our product purchases. Our agreements with suppliers are generally terminable at will by either party upon short notice. If we do not maintain our existing relationships or build new relationships with suppliers on acceptable commercial terms, we may not be able to maintain a broad selection of merchandise, and our business and prospects would suffer severely.

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

Increased prices and interruptions in deliveries for finished goods or raw materials could increase our cost of revenues and decrease demand for our products, which could adversely affect our revenue or profitability.

Our profitability is affected by the prices of the finished goods and raw materials used in the manufacturing and sale of our products. These prices may fluctuate based on a number of factors beyond our control, including, among others, changes in supply and demand, general economic conditions, labor costs, competition, import duties, tariffs, currency exchange rates and, in some cases, government regulation. Increased prices could adversely affect our profitability or revenues. We do not have long-term supply contracts for finished goods and raw materials. Significant increases in the prices of finished goods and raw materials could adversely affect our profit margins, especially if we are not able to recover these costs by increasing the prices we charge our customers for our products.

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

We depend on third-party delivery services, for both inbound and outbound shipping, to deliver our products to our distribution centers and subsequently to our retail partners and customers on a timely and consistent basis, and any deterioration in our relationship with any one of these third parties or increases in the fees that they charge could harm our reputation and adversely affect our business and financial condition.

We rely on third parties for the shipment of our products, both inbound and outbound shipping logistics, and we cannot be sure that these relationships will continue on terms favorable to us, or at all. Shipping costs have increased from time to time, and may continue to increase, and we may not be able to pass these costs directly to our customers. Any increased shipping costs could harm our business, prospects, financial condition and results of operations by increasing our costs of doing business and reducing gross margins which could negatively affect our operating results. In addition, we utilize a variety of shipping methods for both inbound and outbound logistics. For inbound logistics, we rely on trucking, ocean carriers, and air carriers and any increases in fees that they charge could adversely affect our business and financial condition. For outbound logistics, we rely on “Less-than-Truckload” and parcel freight based upon the product and quantities being shipped and customer delivery requirements. These outbound freight costs have increased on a year-over-year basis and may continue to increase in the future.

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

In the event of a catastrophic loss of our key distribution facility, our business would be adversely affected.

While we maintain insurance covering our facility, including business interruption insurance, a catastrophic loss of the use of all or a portion of our distribution facility, due to accident, labor issues, weather conditions, natural disaster or otherwise, whether short or long-term, could have a material adverse effect on us.

Our business is highly competitive. Competition presents an ongoing threat to the success of our business.

Our business is rapidly evolving and intensely competitive, and we have many competitors. Our competition includes big box retailers, such as Foster Grant, SAV Eyewear, Eyebobs, Peepers, Blue Gem, Sees Eyewear, Modo, and EyeOs, and online marketplaces, such as Amazon.

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

To manage our growth effectively, we must continue to implement our operational plans and strategies, improve, and expand our infrastructure of people and information systems and expand, train and manage our employee base. To support continued growth, we must effectively integrate, develop and motivate new employees. We face significant competition for personnel. Failure to manage our hiring needs effectively or successfully integrate our new hires may have a material adverse effect on our business, financial condition and operating results.

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

We regard our customer lists, domain names, trade dress, trade secrets, trademarks, proprietary technology and similar intellectual property as critical to our success, and we rely on trade secret protection, agreements and other methods with our employees and others to protect our proprietary rights. We might not be able to obtain broad protection for all of our intellectual property. The protection of our intellectual property rights may require the expenditure of significant financial, managerial and operational resources. We may initiate claims or litigation against others for infringement, misappropriation or violation of our intellectual property rights or proprietary rights or to establish the validity of such rights. Any litigation, whether or not it is resolved in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel, which may materially adversely affect our business, financial condition and operating results. Moreover, the steps we take to protect our intellectual property may not adequately protect our rights or prevent third parties from infringing or misappropriating our proprietary rights, and we may not be able to broadly enforce all of our intellectual property rights. Any of our intellectual property rights may be challenged by others or invalidated through administrative process or litigation. Additionally, the process of obtaining intellectual property protections is expensive and time-consuming, and we may not be able to pursue all necessary or desirable actions at a reasonable cost or in a timely manner. Even if issued, there can be no assurance that these protections will adequately safeguard our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain. We also cannot be certain that others will not independently develop or otherwise acquire equivalent or superior intellectual property rights. We may also be exposed to claims from third parties claiming infringement of their intellectual property rights. These claims could result in litigation that may materially affect our financial condition and operating results in a material and adverse way.

We may be accused of infringing intellectual property rights of third parties.

We may be subject to claims and litigation by third parties that we infringe on their intellectual property rights. The costs of supporting such litigation and disputes are considerable, and there can be no assurances that favorable outcomes will be obtained. As our business expands and the number of competitors in our market increases and overlaps occur, we expect that infringement claims may increase in number and significance. Any claims or proceedings against us, whether meritorious or not, could be time-consuming, result in considerable litigation costs, require significant amounts of management time or result in the diversion of significant operational resources, any of which could materially adversely affect our business, financial condition and operating results.

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

If we do not continue to negotiate and maintain favorable license arrangements, our sales or cost of revenues could suffer.

We have entered into license agreements that enable us to manufacture and distribute prescription frames and sunglasses under certain names, including Dr. Dean Edell. These license agreements typically have terms of multiple years and may contain options for renewal for additional periods and require us to make guaranteed and contingent royalty payments to the licensor. Accordingly, if we are unable to negotiate and maintain satisfactory license arrangements with some of our designers, our growth prospects and financial results could materially suffer from a reduction in sales or an increase in advertising costs and royalty payments to designers.

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

Generally, the determination of a holder’s distributive share of any item of income, gain, loss, deduction, or credit of a partnership is governed by the operating agreement, but is also subject to income tax laws governing the allocation of the partnership’s income, gains, losses, deductions or credits. These laws are complex, and there can be no assurance that the IRS would not successfully challenge any allocation set forth in any Schedule K-1 issued by us. Whether an allocation set forth in any particular K-1 issued to a shareholder will be accepted by the IRS also depends on a facts and circumstances analysis of the underlying economic arrangement of our shareholders. If the IRS were to prevail in challenging the allocations provided by the operating agreement, the amount of income or loss allocated to holders for U.S. federal income tax purposes could be increased or reduced or the character of allocated income or loss could be modified. See “Material U.S. Federal Income Tax Considerations” included in our prospectus, dated August 2, 2022 and filed with the SEC on August 4, 2022, for more information.

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

Risks Related to Ownership of Our Common Shares

We may not be able to maintain a listing of our common shares on NYSE American.

Our common shares are listed on NYSE American and we must meet certain financial and liquidity criteria to maintain the listing of our common shares on NYSE American. If we fail to meet any listing standards or if we violate any listing requirements, our common shares may be delisted. In addition, our board of directors may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing. A delisting of our common shares from NYSE American may materially impair our shareholders’ ability to buy and sell our common shares and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common shares. The delisting of our common shares could significantly impair our ability to raise capital and the value of your investment.

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

The market price and trading volume of our common shares may fluctuate significantly. Many factors that are beyond our control may materially adversely affect the market price of your common shares, the marketability of your common shares and our ability to raise capital through equity financings. These factors include the following:

●	actual or anticipated variations in our periodic operating results;

●	increases in market interest rates that lead investors of our common shares to demand a higher investment return;

●	changes in earnings estimates;

●	changes in market valuations of similar companies;

●	actions or announcements by our competitors;

●	adverse market reaction to any increased indebtedness we may incur in the future;

●	additions or departures of key personnel;

●	actions by shareholders;

●	speculation in the media, online forums, or investment community; and

●	our intentions and ability to maintain the listing our common shares on NYSE American.

An active, liquid trading market for our common shares may not be sustained, which may make it difficult for you to sell the common shares you purchase.

We cannot predict the extent to which investor interest in us will sustain a trading market or how active and liquid that market may remain. If an active and liquid trading market is not sustained, you may have difficulty selling any of our common shares that you purchase at a price above the price you purchase them or at all. The failure of an active and liquid trading market to continue would likely have a material adverse effect on the value of our common shares. An inactive market may also impair our ability to raise capital to continue to fund operations by selling securities and may impair our ability to acquire other companies or technologies by using our securities as consideration.

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

Our series A senior convertible preferred shares and series B senior convertible preferred shares are senior to our common shares as to distributions and in liquidation, which could limit our ability to make distributions to our common shareholders.

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

Our common shares may be subject to the penny stock rules under the Exchange Act. These rules regulate broker-dealer practices for transactions in “penny stocks.” Penny stocks are generally equity securities with a price of less than $5.00 per share. The penny stock rules require broker-dealers that derive more than 5% of their customer transaction revenues from transactions in penny stocks to deliver a standardized risk disclosure document that provides information about penny stocks, and the nature and level of risks in the penny stock market, to any non-institutional customer to whom the broker-dealer recommends a penny stock transaction. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction, the broker and/or dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. The transaction costs associated with penny stocks are high, reducing the number of broker-dealers who may be willing to engage in the trading of our common shares. These additional penny stock disclosure requirements are burdensome and may reduce all the trading activity in the market for our common shares. As long as our common shares are subject to the penny stock rules, holders of our common shares may find it more difficult to sell their shares.

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

Asien’s is located at 1801 Piner Rd., Santa Rosa, CA 95401. The site is approximately 11,000 square feet in total and consists of a 6,000 square foot showroom display area as well as a general office, accounting office, service department and 4,000 square foot warehouse. We lease this site on a month-to-month basis for approximately $9,700 per month. We also rent an additional 3,000 square feet of warehouse and office space in an adjacent building for $2,000 per month.

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

On October 29, 2021, High Mountain entered into a lease for a new 42,000 square foot facility located at 8895 Double Diamond Pkwy, Reno, NV 89521. The term of the lease commenced on June 1, 2022 (upon the completion of improvements) and is for a period of 61 months. The base rent is $29,400 for months 2-13 (with no payments for the first month), with gradual increases to $34,394 for months 50-61. In addition, High Mountain is responsible for its proportionate share of all taxes, insurance and certain operating costs during the lease term. The lease agreement contains customary events of default, representations, warranties and covenants.

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

Wolo is located at 1 Saxwood St., Deer Park, NY 11729. This 10,000 square foot facility houses our offices, production space and stored inventory. The term of the lease for this space commenced in 1978 and has been extended numerous times. Pursuant to the latest amendment entered into in April 2022, the lease expires on July 31, 2025 and provides for a monthly rent of $7,518 for the first year, with scheduled annual increases. The lease agreement contains customary events of default, representations, warranties, and covenants.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common shares are listed for trading on NYSE American under the symbol “EFSH.”

Number of Holders of Our Common Shares

As of April 10, 2023, there were approximately 52 shareholders of record of our common shares. In computing the number of holders of record of our common shares, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single shareholder.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2022, we did not have in effect any compensation plans under which our equity securities were authorized for issuance and we did not have any outstanding share options.

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

Holders of our series B senior convertible preferred shares are entitled to dividends at a rate per annum of 14.0% of the stated value of $3.00 per share (subject to adjustment). Dividends shall accrue from day to day, whether or not declared, and shall be cumulative. Dividends shall be payable quarterly in arrears on each dividend payment date in cash or common shares at our discretion. Dividends payable in common shares shall be calculated based on a price equal to eighty percent (80%) of the volume weighted average price for the common shares our principal trading market during the five (5) trading days immediately prior to the applicable dividend payment date; provided that if our common shares are not registered, any dividends payable in common shares shall be calculated based upon the fixed price of $2.70; and provided further that we may only elect to pay dividends in common shares based upon such fixed price if the volume weighted average price for the common shares on our principal trading market during the five (5) trading days immediately prior to the applicable dividend payment date is $2.70 or higher

We plan to make regular quarterly distributions on our outstanding common shares in an amount that is equal to $0.13125 (or $0.525 per annum), subject to our operating subsidiaries generating sufficient cash flow to support such regular cash distributions.

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

We may use cash flow from our operating subsidiaries, capital resources, including borrowings under any third-party credit facilities that we establish, or reduction in equity to pay a distribution. See “Material U.S. Federal Income Tax Considerations” included in our prospectus, dated August 2, 2022 and filed with the Securities and Exchange Commission, or the SEC, on August 4, 2022, for more information about the tax treatment of distributions to our shareholders.

Recent Sales of Unregistered Securities

We have not sold any equity securities during the 2022 fiscal year that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2022 fiscal year.

Purchases of Equity Securities

No repurchases of our common shares were made during the fourth quarter of 2022.

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

On February 9, 2023, our subsidiary 1847 ICU acquired ICU Eyewear. Headquartered in Hollister, California and founded in 1956, ICU Eyewear specializes in the sale and distribution of reading eyewear and sunglasses, blue light blocking eyewear, sun readers, and other outdoor specialty sunglasses, as well as select health and personal care items, including face masks.

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

Recent Developments

Warrant Dividend

On January 3, 2023, we issued warrants for the purchase of 407,872 common shares as a dividend to our common shareholders of record as of December 23, 2022 pursuant to a warrant agent agreement, dated January 3, 2023, with VStock Transfer, LLC. Each holder of common shares received a warrant to purchase one (1) common share for every ten (10) common shares owned as of the record date (with the number of shares underlying the warrant received rounded down to the nearest whole number). Each warrant represents the right to purchase common shares at an initial exercise price of $4.20 per share (subject to certain adjustments as set forth in the warrants). At any time we may, at our option, voluntarily reduce the then-current exercise price to such amount and for such period or periods of time which may be through the expiration date as may be deemed appropriate by our board of directors. Cashless exercises of the warrants are not permitted.

The warrants will generally be exercisable in whole or in part beginning on the later of (i) January 3, 2024 or (ii) the date that a registration statement on Form S-3 with respect to the issuance and registration of the common shares underlying the warrants has been filed with and declared effective by the SEC, and thereafter until January 3, 2026.

We may redeem the warrants at any time in whole or in part at $0.001 per warrant (subject to equitable adjustment to reflect share splits, share dividends, share combinations, recapitalizations and like occurrences) upon not less than 30 days’ prior written notice to the registered holders of the warrants.

Private Placements

On February 3, 2023, we entered into securities purchase agreements with two accredited investors, pursuant to which we issued to such investors (i) promissory notes in the aggregate principal amount of $604,000, which include an original issue discount in the amount of $60,400, (ii) five-year warrants for the purchase of an aggregate of 125,833 common shares at an exercise price of $4.20 per share (subject to adjustment) and (iii) an aggregate of 125,833 common shares for an aggregate purchase price of $543,600.

On February 9, 2023, we entered into securities purchase agreements with the same two accredited investors, pursuant to which we issued to such investors (i) promissory notes in the aggregate principal amount of $2,557,575, which include an original issue discount in the amount of $139,091, and (ii) five-year warrants for the purchase of an aggregate of 532,827 common shares at an exercise price of $4.20 per share (subject to adjustment). We also issued 289,772 common shares to one investor and issued to the other investor a five-year warrant for the purchase of 243,055 common shares at an exercise price of 0.01 per share (subject to adjustment). The aggregate purchase price was $2,301,818.

On February 22, 2023, we entered into another securities purchase agreement with one of the investors pursuant to which we issued to such investor (i) a promissory note in the principal amount of $878,000, which includes an original issue discount in the amount of $87,800, (ii) a five-year warrant for the purchase of 182,917 common shares at an exercise price of $4.20 per share (subject to adjustment) and (iii) a five-year warrant for the purchase of 198,343 common shares at an exercise price of $0.01 per share (subject to adjustment) for a total purchase price of $790,200.

In the aggregate, we issued promissory notes in the aggregate principal amount of $4,039,575, warrants for the purchase of an aggregate of 1,282,975 common shares and 415,605 common shares for gross proceeds of $3,635,618 and net proceeds of approximately $3,553,118.

The notes bear interest at a rate of 12% per annum and mature on the first anniversary of the date of issuance; provided that any principal amount or interest which is not paid when due shall bear interest at a rate of the lesser of 16% per annum or the maximum amount permitted by law from the due date thereof until the same is paid. The notes require monthly payments of principal and interest commencing in May 2023. We may voluntarily prepay the outstanding principal amount and accrued interest of each note in whole upon payment of certain prepayment fees. In addition, if at any time we receive cash proceeds from any source or series of related or unrelated sources, including, but not limited to, the issuance of equity or debt, the exercise of outstanding warrants, the issuance of securities pursuant to an equity line of credit (as defined in the notes) or the sale of assets outside of the ordinary course of business, each holder shall have the right in its sole discretion to require us to immediately apply up to 50% of such proceeds to repay all or any portion of the outstanding principal amount and interest then due under the notes. The notes are unsecured and have priority over all other unsecured indebtedness. The notes contain customary affirmative and negative covenants and events of default for a loan of this type.

The notes are convertible into common shares at the option of the holders at any time on or following the date that an event of default (as defined in the notes) occurs under the notes at a conversion price equal the lower of (i) $4.20 (subject to adjustments) and (ii) 80% of the lowest volume weighted average price of our common shares on any trading day during the five (5) trading days prior to the conversion date; provided that such conversion price shall not be less than $0.03 (subject to adjustments).

The conversion price of the notes and the exercise price of the warrants are subject to standard adjustments, including a price-based adjustment in the event that we issue any common shares or other securities convertible into or exercisable for common shares at an effective price per share that is lower than the conversion or exercise price, subject to certain exceptions. In addition, the notes and the warrants contain an ownership limitation, such that we shall not effect any conversion or exercise, and the holders shall not have the right to convert or exercise, any portion of the notes or the warrants to the extent that after giving effect to the issuance of common shares upon conversion or exercise, such holder, together with its affiliates and any other persons acting as a group together with such holder or any of its affiliates, would beneficially own in excess of 4.99% of the number of common shares outstanding immediately after giving effect to the issuance of common shares upon conversion or exercise.

Acquisition of ICU Eyewear

On December 21, 2022, our newly formed wholly owned subsidiaries 1847 ICU and 1847 ICU Acquisition Sub Inc. entered into an agreement and plan of merger, or the merger agreement, with ICU Eyewear Holdings Inc. and San Francisco Equity Partners, as the stockholder representative, which was amended on February 9, 2023.

On February 9, 2023, closing of the transactions contemplated by the merger agreement was completed. Pursuant to the merger agreement, 1847 ICU Acquisition Sub Inc. merged with and into ICU Eyewear Holdings Inc., with ICU Eyewear Holdings Inc. surviving the merger as a wholly owned subsidiary of 1847 ICU. The merger consideration paid by 1847 ICU to the stockholders of ICU Eyewear Holdings Inc. consists of (i) $4,000,000 in cash, minus any unpaid debt of ICU Eyewear and certain transaction expenses, and (ii) 6% subordinated promissory notes in the aggregate principal amount of $500,000.

The notes bear interest at the rate of 6% per annum with all principal and accrued interest being due and payable in one lump sum on February 9, 2024; provided that upon an event of default (as defined in the notes), such interest rate shall increase to 10%. 1847 ICU may prepay all or any portion of the notes at any time prior to the maturity date without premium or penalty of any kind. The notes contain customary events of default, including, without limitation, in the event of (i) non-payment, (ii) a default by 1847 ICU of any of its covenants in the notes, the merger agreement or any other agreement entered into in connection with the merger agreement, or a breach of any of the representations or warranties under such documents, (iii) the insolvency or bankruptcy of 1847 ICU or ICU Eyewear or (iv) a change of control (as defined in the notes) of 1847 ICU or ICU Eyewear. The notes are unsecured and subordinated to all senior indebtedness (as defined in the notes).

Loan and Security Agreement

On February 9, 2023, 1847 ICU and ICU Eyewear entered into a loan and security agreement, or the loan agreement, with Industrial Funding Group, Inc. for a revolving loan of up to $5,000,000, which is evidenced by a secured promissory note in the principal amount of up to $5,000,000. On February 9, 2023, we received an advance of $2,063,182 under the note, of which $1,963,182 was used to repay certain debt of ICU Eyewear in connection with the merger agreement, with the remaining $100,000 used to pay lender fees. On February 11, 2023, the Industrial Funding Group, Inc. sold and assigned the loan agreement, the note and related loan documents to GemCap Solutions, LLC.

The note matures on February 9, 2025 with all advances bearing interest at an annual rate equal to the greater of (i) the sum of (a) the “Prime Rate” as reported in the “Money Rates” column of The Wall Street Journal, adjusted as and when such prime rate changes, plus (b) eight percent (8.00%), and (ii) fifteen percent (15.00%); provided that following and during the continuation of an event of default (as defined in the loan agreement), interest on the unpaid principal balance of the advances shall accrue at an annual rate equal to such rate plus three percent (3.00%). Interest accrued on the advances shall be payable monthly commencing on March 7, 2023. We may voluntarily prepay the entire unpaid principal amount of the note without premium or penalty; provided that in the event that we make such prepayment on or before February 9, 2024, then we must pay certain fees set forth in the note. The note is secured by all of the assets of 1847 ICU and ICU Eyewear.

The loan agreement contains customary representations, warranties and affirmative and negative financial and other covenants for loans of this type. The loan agreement contains customary events of default, including, among others: (i) for failure to pay principal and interest on the note when due, or to pay any fees due under the loan agreement; (ii) for failure to perform any covenant or agreement contained in the loan agreement or any document delivered in connection therewith; (iii) if any statement, representation or warranty in the loan agreement or any document delivered in connection therewith is at any time found to have been false in any material respect at the time such representation or warranty was made; (iv) if we default under any agreement or contract with a third party which default would result in a liability to us in excess of $25,000; (v) for any voluntary or involuntary bankruptcy, insolvency, or dissolution or assignment to creditors; (vi) if any judgments or attachments aggregating in excess of $10,000 at any given time are obtained against us which remain unstayed for a period of ten (10) days or are enforced or if there is an indictment under an criminal statute or proceeding pursuant to which remedies sought may include the forfeiture of any property; (vii) if a material adverse effect or change of control (each as defined in the loan agreement) shall have occurred; (viii) for certain environmental claims; and (ix) for failure to notify the lender of certain events or failure to deliver certain documentation required by the loan agreement.

Amendment to Conversion Agreement

On March 30, 2023, we entered into an amendment to the conversion agreement described in “—Liquidity and Capital Resources—Debt—Related Party Promissory Note” below, effective retroactively to October 1, 2022. Pursuant to the amendment, we agreed to pay a total of $642,544 in three monthly payments commencing on April 5, 2023.

Amendment to 6% Amortizing Promissory Note

On April 6, 2023, we entered into an amendment to the 6% amortizing promissory note described in in “—Liquidity and Capital Resources—Debt—6% Amortizing Promissory Note” below, effective retroactively to October 20, 2022. Pursuant to the amendment, the parties agreed to extend the maturity date of the note to July 30, 2023 and revised the repayment terms so that the outstanding principal amount and all accrued interest thereon shall be payable in three payments on April 6, 2023, June 30, 2023 and July 30, 2023. As additional consideration for entering into the amendment, we also agreed to pay an amendment fee of $84,362 on the maturity date.

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

The extent to which the COVID-19 pandemic may impact our results will depend on future developments, which are highly uncertain and cannot be predicted as of the date of this report. Nevertheless, the pandemic and the current financial, economic and capital markets environment, and future developments in the global supply chain and other areas present material uncertainty and risk with respect to our performance, financial condition, results of operations and cash flows. See also Item 1A “Risk Factors” for more information.

Management Fees

On April 15, 2013, we and our manager entered into a management services agreement, pursuant to which we are required to pay our manager a quarterly management fee equal to 0.5% of our adjusted net assets for services performed (which we refer to as the parent management fee). The amount of the parent management fee with respect to any fiscal quarter is (i) reduced by the aggregate amount of any management fees received by our manager under any offsetting management services agreements with respect to such fiscal quarter, (ii) reduced (or increased) by the amount of any over-paid (or under-paid) parent management fees received by (or owed to) our manager as of the end of such fiscal quarter, and (iii) increased by the amount of any outstanding accrued and unpaid parent management fees. We did not expense any parent management fees for the years ended December 31, 2022 and 2021.

1847 Asien entered into an offsetting management services agreement with our manager on May 28, 2020, 1847 Cabinet entered into an offsetting management services agreement with our manager on August 21, 2020 (which was amended and restated on October 8, 2021), 1847 Wolo entered into an offsetting management services agreement with our manager on March 30, 2021 and 1847 ICU entered into an offsetting management services agreement with our manager on February 9, 2023. Pursuant to the offsetting management services agreements, each of 1847 Asien, 1847 Wolo and 1847 ICU appointed our manager to provide certain services to it for a quarterly management fee equal to the greater of $75,000 or 2% of adjusted net assets (as defined in the management services agreement) and 1847 Cabinet appointed our manager to provide certain services to it for a quarterly management fee equal to the greater of $75,000 or 2% of adjusted net assets (as defined in the management services agreement), which was increased to $125,000 or 2% of adjusted net assets on October 8, 2021; provided, however, in each case that if the aggregate amount of management fees paid or to be paid by such entities, together with all other management fees paid or to be paid to our manager under other offsetting management services agreements, exceeds, or is expected to exceed, 9.5% of our gross income in any fiscal year or the parent management fee in any fiscal quarter, then the management fee to be paid by such entities shall be reduced, on a pro rata basis determined by reference to the other management fees to be paid to our manager under other offsetting management services agreements.

Each of these entities shall also reimburse our manager for all of their costs and expenses which are specifically approved by their board of directors, including all out-of-pocket costs and expenses, which are actually incurred by our manager or its affiliates on behalf of these entities in connection with performing services under the offsetting management services agreements.

1847 Asien expensed management fees of $300,000 for the years ended December 31, 2022 and 2021.

1847 Cabinet expensed management fees of $500,000 and $350,000 for the years ended December 31, 2022 and 2021, respectively.

1847 Wolo expensed management fees of $300,000 and $225,000 for the years ended December 31, 2022 and 2021, respectively.

On a consolidated basis, our company expensed total management fees of $1,100,000 and $875,000 for the years ended December 31, 2022 and 2021, respectively.

Segments

The Financial Accounting Standards Board, or FASB, Accounting Standard Codification, or ASC, Topic 280, Segment Reporting, requires that an enterprise report selected information about reportable segments in its financial reports issued to its shareholders. As of December 31, 2022, we have three reportable segments - the retail and appliances segment, which is operated by Asien’s, the construction segment, which is operated by Kyle’s, High Mountain and Innovative Cabinets, and the automotive supplies segment, which is operated by Wolo.

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

Discontinued Operations

On April 19, 2021, we entered into a stock purchase agreement with the original owners of Neese, pursuant to which they purchased our 55% ownership interest in 1847 Neese for a purchase price of $325,000 in cash. As a result of this transaction, 1847 Neese is no longer a subsidiary of our company. All financial information of 1847 Neese previously presented as part of land management services operations are classified as discontinued operations and not presented as part of continuing operations for the year ended December 31, 2021.

Results of Operations

The following table sets forth key components of our results of operations during the years ended December 31, 2022 and 2021, both in dollars and as a percentage of our revenues.

	Years Ended December 31,
	2022		2021
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$48,929,124	100.00%	$30,660,984	100.0%
Operating Expenses
Cost of revenues	33,227,730	67.9%	20,100,906	65.6%
Personnel	9,531,101	19.5%	3,803,497	12.4%
Depreciation and amortization	2,037,112	4.2%	908,982	3.0%
General and administrative	9,872,689	20.2%	6,951,498	22.7%
Total Operating Expenses	54,668,632	111.7%	31,764,883	103.6%
Loss From Operations	(5,739,508)	(11.7)%	(1,103,899)	(3.6)%
Other Income (Expenses)
Other income (expense)	(11,450)	(0.0)%	876	0.0%
Interest expense	(4,594,740)	(9.4)%	(1,296,537)	(4.2)%
Gain on forgiveness of debt	-	-	360,302	1.2%
Gain on disposal of property and equipment	65,417	0.1%	10,885	0.0%
Gain on disposition of subsidiary	-	-	3,282,804	10.7%
Loss on extinguishment of debt	(2,039,815)	(4.2)%	(137,692)	(0.4)%
Loss on redemption of preferred shares	-	-	(4,017,553)	(13.1)%
Loss on write-down of contingent note payable	(158,817)	(0.3)%	(602,204)	(2.0)%
Total Other Income (Expense)	(6,739,405)	(13.8)%	(2,399,119)	(7.8)%
Net Loss Before Income Taxes	(12,478,913)	(25.5)%	(3,503,018)	(11.4)%
Income tax benefit (expense)	1,677,000	3.4%	(218,139)	(0.7)%
Net Loss From Continuing Operations	$(10,801,913)	(22.1)%	$(3,721,157)	(12.1)%

Total revenues. Our total revenues were $48,929,124 for the year ended December 31, 2022, as compared to $30,660,984 for the year ended December 31, 2021.

The retail and appliances segment generates revenue through the sales of home furnishings, including appliances and related products. Revenues from the retail and appliances segment decreased by $2,069,934, or 16.2%, to $10,671,129 for the year ended December 31, 2022 from $12,741,063 for the year ended December 31, 2021. Such decrease was primarily due to ongoing supply chain delays and cost increases with appliance manufacturers, increased time it takes to receive products, and decreased customer demand.

The construction segment generates revenue through the sale of finished carpentry products and services, including doors, door frames, base boards, crown molding, cabinetry, bathroom sinks and cabinets, bookcases, built-in closets, and fireplace mantles, among others, as well as kitchen countertops. Revenues from the construction segment increased by $19,565,017, or 160.3%, to $31,768,907 for the year ended December 31, 2022 from $12,203,890 for the year ended December 31, 2021. Such increase was primarily due to the acquisitions of High Mountain and Innovative Cabinets, which were acquired in the fourth quarter of 2021. Excluding these acquisitions, revenues from the construction segment increased by $514,545, or 9.5%. Such increase was primarily due to increases in the average customer contract in the construction segment.

The automotive supplies segment generates revenue through the design and sale of horn and safety products (electric, air, truck, marine, motorcycle and industrial equipment), including vehicle emergency and safety warning lights for cars, trucks, industrial equipment and emergency vehicles. Revenues from the automotive supplies segment increased by $773,057, or 13.5%, to $6,489,088 for the year ended December 31, 2022 from $5,716,031 for the year ended December 31, 2021. Such increase was primarily due to the acquisition of Wolo, which was acquired on March 31, 2021.

Cost of revenues. Our total cost of revenues was $33,227,730 for the year ended December 31, 2022, as compared to $20,100,906 for the year ended December 31, 2021.

Cost of revenues for the retail and appliances segment consists of the cost of purchased merchandise plus the cost of delivering merchandise and where applicable installation, net of promotional rebates and other incentives received from vendors. Cost of revenues for the retail and appliances segment decreased by $1,579,436, or 16.1%, to $8,203,401 for the year ended December 31, 2022 from $9,782,837 for the year ended December 31, 2021. Such decrease primarily due to the decrease in revenues from the retail and appliance segment. As a percentage of retail and appliances revenues, cost of revenues for the retail and appliances segment was 76.9% and 76.8% for the years ended December 31, 2022 and 2021, respectively.

Cost of revenues for the construction segment consists of finished goods, lumber, hardware and materials and plus direct labor and related costs, net of any material discounts from vendors. Cost of revenues for the construction segment increased by $14,270,276, or 212.7%, to $20,980,103 for the year ended December 31, 2022 from $6,709,827 for the year ended December 31, 2021. Such increase was primarily due to the acquisitions of High Mountain and Innovative Cabinets, which were acquired in the fourth quarter of 2021. Excluding these acquisitions, cost of revenues for the construction segment increased by $544,095, or 18.4%. Such increase was primarily due to the corresponding increase in revenues from the construction segment, as well as increased product and delivery costs. As a percentage of construction revenues, cost of revenues for the construction segment was 66.0% and 55.0% for the years ended December 31, 2022 and 2021, respectively.

Cost of revenues for the automotive supplies segment consists of the costs of purchased finished goods plus freight and tariff costs. Cost of revenues for the automotive supplies segment increased by $435,984, or 12.1%, to $4,044,226 for the year ended December 31, 2022 from $3,608,242 for the year ended December 31, 2021. Such increase was primarily due to the acquisition of Wolo, which was acquired on March 31, 2021. As a percentage of automotive supplies revenues, cost of revenues for the automotive supplies segment was 62.3% and 63.1% for the years ended December 31, 2022 and 2021, respectively.

Personnel costs. Personnel costs include employee salaries and bonuses plus related payroll taxes. It also includes health insurance premiums, 401(k) contributions, and training costs. Our total personnel costs were $9,531,101 for the year ended December 31, 2021, as compared to $3,803,497 for the year ended December 31, 2021.

Personnel costs for the retail and appliances segment increased by $38,626, or 4.9%, to $822,539 for the year ended December 31, 2022 from $783,913 for the year ended December 31, 2021. Such increase was primarily to increased employee headcount as a result of previous staffing shortages in the retail and appliances segment. As a percentage of retail and appliances revenue, personnel costs for the retail and appliances segment were 7.7% and 6.2% for the years ended December 31, 2022 and 2021, respectively.

Personnel costs for the construction segment increased by $4,636,931, or 316.9%, to $6,100,374 for the year ended December 31, 2022 from $1,463,443 for the year ended December 31, 2021. Such increase was primarily due to the acquisitions of High Mountain and Innovative Cabinets, which were acquired in the fourth quarter of 2021. Excluding these acquisitions, personnel costs for the construction segment decreased by $47,132, or 4.9%. Such decrease was primarily due to decreased office personnel headcount in the construction segment. As a percentage of construction revenue, personnel costs for the construction segment were 19.2% and 12.0% for the years ended December 31, 2022 and 2021, respectively.

Personnel costs for the automotive supplies segment increased by $79,466, or 12.1%, to $1,094,361 for the year ended December 31, 2022 from $1,014,895 for the year ended December 31, 2021. Such increase was primarily due to the acquisition of Wolo, which was acquired on March 31, 2021. As a percentage of automotive supplies revenues, personnel costs for the automotive supplies segment was 16.9% and 17.8% for the years ended December 31, 2022 and 2021, respectively.

Personnel costs for our holding company increased by $972,581, or 179.7%, to $1,513,827 for the year ended December 31, 2022 from $541,246 for the year ended December 31, 2021. Such increase was primarily due to increased headcount and management bonuses.

Depreciation and amortization. Our total depreciation and amortization expense increased by $1,128,130, or 124.1%, to $2,037,112 for the year ended December 31, 2022 from $908,982 for the year ended December 31, 2021. Such increase was primarily as a result of the intangible assets and property and equipment acquired in the acquisitions of High Mountain and Innovative Cabinets, which were acquired in the fourth quarter of 2021.

General and administrative expenses. Our general and administrative expenses consist primarily of professional advisor fees, stock-based compensation, bad debts reserve, rent expense, advertising, bank fees, and other expenses incurred in connection with general operations. Our total general and administrative expenses were $9,872,689 for the year ended December 31, 2022, as compared to $6,951,498 for the year ended December 31, 2021.

General and administrative expenses for the retail and appliances segment decreased by $267,180, or 13.9%, to $1,649,702 for the year ended December 31, 2022 from $1,916,882 for the year ended December 31, 2021. Such decrease was primarily due to the decrease in revenues from the retail and appliance segment. As a percentage of retail and appliances revenue, general and administrative expenses for the retail and appliances segment were 15.5% and 15.0% for the years ended December 31, 2022 and 2021, respectively.

General and administrative expenses for the construction segment increased by $2,780,074, or 117.0%, to $5,156,425 for the year ended December 31, 2022 from $2,376,351 for the year ended December 31, 2021. Such increase was primarily due to the acquisitions of High Mountain and Innovative Cabinets, which were acquired in the fourth quarter of 2021. Excluding these acquisitions, general and administrative expenses for the construction segment decreased by $26,926, or 2.5%. Such decrease was primarily attributable to a decrease in management fees as a result of the acquisitions of High Mountain and Innovative Cabinets, offset by increased rent from a new facility lease in the construction segment. As a percentage of construction revenue, general and administrative expenses for the construction segment were 16.2% and 19.5% for the years ended December 31, 2022 and 2021, respectively.

General and administrative expenses for the automotive supplies segment decreased by $637,326, or 33.3%, to $1,275,369 for the year ended December 31, 2022 from $1,912,695 for the year ended December 31, 2021. Such decrease was primarily due to the lack of acquisition related costs during the current period. As a percentage of automotive supplies revenue, general and administrative expenses for the automotive supplies segment were 19.7% and 33.5% for the years ended December 31, 2022 and 2021, respectively.

General and administrative expenses for our holding company increased by $1,045,623, or 140.2%, to $1,791,193 for the year ended December 31, 2022 from $745,570 for the year ended December 31, 2021. Such increase was primarily due to increased professional fees and corporate insurance.

Total other income (expense). We had $6,739,405 in total other expense, net, for the year ended December 31, 2022, as compared to other expense, net, of $2,399,119 for the year ended December 31, 2021. Other expense, net, for the year ended December 31, 2022 consisted of interest expense of $4,594,740, a loss on extinguishment of debt of $2,039,815, a loss on write-down of contingent note payable of $158,817 and other expense of $11,450, offset by a gain on disposal of property and equipment of $65,417, while other expense, net, for the year ended December 31, 2021 consisted of a loss on redemption of preferred shares of $4,017,553, interest expense of $1,296,537, a loss on write-down of contingent note payable of $602,204 and a loss on extinguishment of debt of $137,692, offset by a gain on disposition of subsidiary of $3,282,804 related to the disposition of Neese, a gain on forgiveness of debt of $360,302, a gain on sale of property and equipment of $10,885 and other income of $876. The loss on extinguishment of debt was a result of partially settling debt through the issuance of common shares and the significant increase in interest expense was primarily a result of note issuances during the period and convertible debt issuances during the fourth quarter of 2021 in order to help finance the acquisitions of High Mountain and Innovative Cabinets.

Income tax benefit (expense).  We had an income tax benefit of $1,677,000 for the year ended December 31, 2022, as compared to an income tax expense of $218,139 for the year ended December 31, 2021.

Net loss from continuing operations. As a result of the cumulative effect of the factors described above, our net loss from continuing operations was $10,801,913 for the year ended December 31, 2022, as compared to $3,721,157 for the year ended December 31, 2021, an increase of $7,080,756, or 190.3%.

Liquidity and Capital Resources

As of December 31, 2022, we had cash and cash equivalents of $1,079,355. To date, we have financed our operations primarily through revenue generated from operations, cash proceeds from financing activities, borrowings, and equity contributions by our shareholders.

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

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the period indicated:

Cash Flow

	Years Ended December 31,
	2022	2021
Net cash used in operating activities from continuing operations	$(4,131,477)	$(897,566)
Net cash used in investing activities from continuing operations	(160,418)	(15,684,770)
Net cash provided by financing activities from continuing operations	3,987,717	16,585,520
Net increase (decrease) in cash and cash equivalents from continuing operations	(304,178)	3,184
Cash and cash equivalents at beginning of year	1,383,533	1,380,349
Cash and cash equivalent at end of year	$1,079,355	$1,383,533

Net cash used in operating activities from continuing operations was $4,131,477 for the year ended December 31, 2022, as compared to $897,566 for the year ended December 31, 2021. The increase in cash used from operating activities was primarily a result of the increased net loss, decreased receivables, and increased deferred tax liability, offset by increased inventories and increased accounts payable and accrued expenses.

Net cash used in investing activities from continuing operations was $160,418 for the year ended December 31, 2022, as compared to $15,684,770 for the year ended December 31, 2021. The decrease in cash used in investing activities was primarily a result of the cash paid in acquisitions during the prior year.

Net cash provided by financing activities from continuing operations was $3,987,717 for the year ended December 31, 2022, as compared to $16,585,520 for the year ended December 31, 2021. The decrease in cash provided by investing activities was primarily a result of decreased proceeds from preferred shares and notes payable issuances and increased dividend payments, offset by an equity offering and decreased notes payable payments.

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

Series B Unit Offering

From February 24, 2022 to March 24, 2022, we sold an aggregate of 426,999 units, at a price of $3.00 per unit, for aggregate gross proceeds of $1,281,000. From April 20, 2022 to May 19, 2022, we sold an aggregate of 54,567 units to our Chief Executive Officer, Ellery W. Roberts, for aggregate gross proceeds of $163,700. We had total issuance costs relating to these offerings of approximately $15,000, resulting in net proceeds of $1,429,700. Each unit consists of one (1) series B senior convertible preferred share and a three-year warrant to purchase one (1) common share at an exercise price of $12.00 per share (subject to adjustment), which such exercise price was adjusted to $4.20 following the down round warrant adjustments described below, which may be exercised on a cashless basis under certain circumstances.

Private Placement

On July 8, 2022, we entered into a securities purchase agreement with Mast Hill Fund, L.P., pursuant to which we issued to it a promissory note in the principal amount of $600,000 and a five-year warrant for the purchase of 100,000 common shares at an exercise price of $6.00 per share (subject to adjustment), which such exercise price was adjusted to $4.20 following the adjustments described below, which may be exercised on a cashless basis if the market price of our common shares is greater than the exercise price, for total net proceeds of $499,600. Additionally, we issued a three-year warrant to J.H. Darbie & Co (the broker) for the purchase of 3,600 common shares at an exercise price of $7.50 (subject to adjustment), which such exercise price was adjusted to $4.20 following the adjustments described below, which may be exercised on a cashless basis if the market price of our common shares is greater than the exercise price. Accordingly, a portion of the proceeds were allocated to the warrants based on its relative fair value using the Geometric Brownian Motion Stock Path Monte Carlo Simulation. On August 10, 2022, the promissory note was repaid in full.

Public Offering

On August 2, 2022, we entered into an underwriting agreement with Craft Capital Management LLC and R.F. Lafferty & Co. Inc., as representatives of the underwriters named on Schedule 1 thereto, relating to our public offering of common shares. Under the underwriting agreement, we agreed to sell 1,428,572 common shares to the underwriters, at a gross purchase price per share of $4.20 per share, pursuant to our registration statement on Form S-1 (File No. 333-259011) under the Securities Act. On August 5, 2022, the closing of the public offering was completed and we sold 1,428,572 common shares for total gross proceeds of $6 million. After deducting underwriting commissions and expenses, we received net proceeds of approximately $5.15 million.

Dividends

During the year ended December 31, 2022, we accrued dividends attributable to the series A senior convertible preferred shares in the amount of $590,162 and paid prior period accrued dividends of $615,593.

During the year ended December 31, 2022, we accrued dividends attributable to the series B senior convertible preferred shares in the amount of $162,268 and paid prior period accrued dividends of $129,103.

On November 10, 2021, we declared a common share dividend of $0.05 per share, or an aggregate of $242,160, to shareholders of record as of December 31, 2021. The dividend paid was paid on January 14, 2022.

On March 23, 2022, we declared a common share dividend of $0.05 per share, or an aggregate of $249,762, to shareholders of record as of March 31, 2022. This dividend was paid on April 15, 2022.

On July 29, 2022, we declared a common share dividend of $0.13125 per share, or an aggregate of $337,841, to shareholders of record as of August 4, 2022. This dividend was paid on August 19, 2022.

On August 23, 2022, we declared a common share dividend of $0.13125 per share, or an aggregate of $505,751 to shareholders of record as of September 30, 2022. This dividend was paid on October 17, 2022.

Warrant Adjustments

As a result of the issuance of the note to Mast Hill Fund, L.P. on July 8, 2022, the exercise price of certain of our outstanding warrants was adjusted to $5.20 pursuant to certain antidilution provisions of such warrants (down round feature). In addition, certain of our outstanding warrants include an “full ratchet” feature, whereby the exercise price was reset to $5.20 and the number of shares underlying the warrants was increased in the same proportion as the exercise price decrease. As a result, we recognized a deemed dividend of approximately $6.4 million, which was calculated using a Black-Scholes pricing model.

As a result of the public offering, the exercise price of certain of our outstanding warrants was adjusted to $4.20 pursuant to certain antidilution provisions of such warrants (down round feature). In addition, certain of our outstanding warrants include an “full ratchet” feature, whereby the exercise price was reset to $4.20 and the number of shares underlying the warrants was increased in the same proportion as the exercise price decrease. As a result, we recognized a deemed dividend of approximately $2.6 million, which was calculated using a Black-Scholes pricing model.

Debt

Secured Convertible Promissory Notes

On October 8, 2021, we and each of our subsidiaries 1847 Asien, 1847 Wolo, 1847 Cabinet, Asien’s, Wolo, Kyle’s, High Mountain and Innovative Cabinets, entered into a note purchase agreement with two institutional investors, including Leonite, pursuant to which we issued to these purchasers secured convertible promissory notes in the aggregate principal amount of $24,860,000. The notes contain an aggregate original issue discount of $497,200. As a result, the total purchase price was $24,362,800. After payment of expenses of $617,825, we received net proceeds of $23,744,975, of which $10,687,500 was used to fund the cash portion of the purchase price for the acquisition of High Mountain and Innovative Cabinets. In addition, as consideration for the financing, we granted the financing agent 187,500 warrants with a fair value of $956,526 and 7.5% interest in High Mountain and Innovative Cabinets which had a fair value of $1,146,803. The agent fees were reflected as a discount against the convertible note payable with the warrants being included in additional paid in capital and the equity interest being including within noncontrolling interest on the consolidated balance sheet. The remaining principal balance of the convertible notes at December 31, 2022 is $22,432,803, net of debt discounts of $2,427,197, and an accrued interest balance of $500,702.

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

The note purchase agreement and the notes contain customary representations, warranties, affirmative and negative financial and other covenants and events of default for loans of this type. The notes are guaranteed by each subsidiary and are secured by a first priority security interest in all of our assets.

6% Subordinated Convertible Promissory Notes

On October 8, 2021, 1847 Cabinet issued 6% subordinated convertible promissory notes in the aggregate principal amount of $5,880,345 to Steven J. Parkey and Jose D. Garcia-Rendon, the sellers of High Mountain and Innovative Cabinets. On July 26, 2022, we and 1847 Cabinet entered into a conversion agreement with Steven J. Parkey and Jose D. Garcia-Rendon, pursuant to which they agreed to convert an aggregate of $3,360,000 of the convertible notes into an aggregate of 800,000 common shares at a conversion price of $4.20 per share. As a result, we recognized a loss on extinguishment of debt of $1,280,000. The remaining principal balance of the notes at December 31, 2022 is $2,234,996, net of debt discounts of $285,350, and an accrued interest balance of $381,426.

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

6% Amortizing Promissory Note

On July 29, 2020, 1847 Asien entered into a securities purchase agreement with Joerg Christian Wilhelmsen and Susan Kay Wilhelmsen, as trustees of the Wilhelmsen Family Trust, U/D/T Dated May 1, 1992, or the Asien’s Seller, pursuant to which the Asien’s Seller sold 103,750 of our common shares to 1847 Asien a purchase price of $10.00 per share. As consideration, 1847 Asien issued to the Asien’s Seller a two-year 6% amortizing promissory note in the aggregate principal amount of $1,037,500. On October 8, 2021, the parties entered into amendment no. 1 to securities purchase agreement to amend certain terms of the securities purchase agreement and the 6% amortizing promissory note. Pursuant to the amendment, the repayment terms of the 6% amortizing promissory note were revised so that one-half (50%) of the outstanding principal amount ($518,750) and all accrued interest thereon shall be amortized on a two-year straight-line basis and payable quarterly in accordance with the amortization schedule set forth on Exhibit A to the amendment, except for the payments that were initially scheduled on January 1, 2022 and April 1, 2022, which were paid from the proceeds of the senior convertible promissory notes described above, and the second-half (50%) of the outstanding principal amount ($518,750) and all accrued, but unpaid interest thereon shall be paid on the second anniversary of the date of the 6% amortizing promissory note, along with any other unpaid principal or accrued interest thereon. On October 20, 2022, the parties entered into a letter agreement pursuant to which the parties agreed to extend the maturity date of the note to February 28, 2023 and revised the repayment terms so that the outstanding principal amount and all accrued interest thereon shall be payable monthly, beginning on November 30, 2022, in accordance with the payment schedule set forth on Exhibit A to the letter agreement. As additional consideration for entering into the letter agreement, 1847 Asien also agreed to pay the Asien’s Seller $87,707 as an amendment fee. The note is unsecured and contains customary events of default. The remaining principal and accrued interest balance of the note at December 31, 2022 was $465,805 and $94,456, respectively.

Related Party Promissory Note

On September 30, 2020, a portion of the purchase price for the acquisition of Kyle’s was paid by the issuance of a promissory note by 1847 Cabinet to Stephen Mallatt, Jr. and Rita Mallatt, or the Kyle’s Sellers, in the principal amount of $1,260,000. Payment of the principal and accrued interest on the note was subject to vesting. As of December 31, 2021, the remaining principal and accrued interest balance of the note was $203,291.

On July 26, 2022, we and 1847 Cabinet entered into a conversion agreement with the Kyle’s Sellers, pursuant to which they agreed to convert $797,221 of the vesting note into 189,815 common shares at a conversion price of $4.20 per share. As a result, we recognized a loss on extinguishment of debt of $303,706. Pursuant to the conversion agreement, the note was cancelled, and we agreed to pay $558,734 to the Kyle’s Sellers no later than October 1, 2022. See also “—Recent Developments” above regarding the amendment to the conversion agreement.

Financing Leases

On May 6, 2021, Kyle’s entered in an equipment financing lease to purchase equipment for $276,896, which matures in December 2027. The balance payable was $229,080 as of December 31, 2022.

On October 12, 2021, Kyle’s entered in an equipment financing lease to purchase equipment for $245,376, which matures in December 2027. The balance payable was $203,169 as of December 31, 2022.

On March 28, 2022, Kyle’s entered an equipment financing lease to purchase machinery and equipment for $316,798, which matures in January 2028. The balance payable was $274,527 as of December 31, 2022.

On April 11, 2022, Kyle’s entered in an equipment financing lease to purchase machinery and equipment for $11,706, which matures in June 2027. The balance payable was $10,237 as of December 31, 2022.

On July 13, 2022, Kyle’s entered in an equipment financing lease to purchase machinery and equipment for $240,260, which matures in June 2028. The balance payable was $223,179 as of December 31, 2022.

Vehicle Loans

Asien’s has entered into seven retail installment sale contracts pursuant to which it agreed to finance its delivery trucks at rates ranging from 3.74% to 8.72% with an aggregate remaining principal amount of $93,140 as of December 31, 2022.

Kyle’s has entered into two retail installment sale contracts pursuant to which it agreed to finance its delivery trucks at rates ranging from 5.90% to 6.54% with an aggregate remaining principal amount of $50,950 as of December 31, 2022.

High Mountain has entered into twelve retail installment sale contracts pursuant to which it agreed to finance delivery trucks and equipment at rates ranging from 3.74% to 6.34% with an aggregate remaining principal amount of $71,723 as of December 31, 2022.

Innovative Cabinets has entered into two retail installment sale contracts pursuant to which it agreed to finance delivery trucks and equipment at rates of 3.74% with an aggregate remaining principal amount of $14,422 as of December 31, 2022.

Total Debt

The following table shows aggregate figures for the total debt, net of discounts, described above that is coming due in the short and long term as of December 31, 2022. See the above disclosures for more details regarding these loans.

	Short-Term	Long-Term	Total Debt
Secured Convertible Promissory Notes	$-	$22,432,803	$24,432,803
6% Subordinated Convertible Promissory Notes	-	2,234,996	2,234,996
6% Amortizing Promissory Note	465,805	-	465,805
Related Party Promissory Note	362,779	-	362,779
Financing Leases	185,718	784,148	969,866
Vehicle Loans	85,405	144,830	230,235
Total	$1,099,707	$25,596,777	$26,696,484

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

Revenue Recognition and Cost of Revenue

We record revenue in accordance with FASB ASC Topic 606, “Revenue from Contracts with Customers.” Revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer purchase orders, including significant judgments.

Retail and Appliances Segment

We collect payment for special-order models including tax and partial payment for non-special orders from the customer at the time the order is placed. We do not incur incremental costs obtaining purchase orders from customers, however, if we did, because all contracts are less than a year in duration, any contract costs incurred would be expensed rather than capitalized.

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

Cost of revenue includes the cost of purchased merchandise plus freight and any applicable delivery charges from the vendor to us. Substantially all sales are to individual retail consumers (homeowners), builders and designers. The large majority of customers are homeowners and their contractors, with the homeowner being key in the final decisions. We have a diverse customer base with no one client accounting for more than 10% of total revenue.

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

A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Since most contracts are bundled to include both material and installation services, we combine these items into one performance obligation as the overall promise to transfer the individual goods or services is not separately identifiable from other promises in the contract and, therefore, is not distinct. We do offer assurance-type warranties on certain of our installed products and services that do not represent a separate performance obligation and, as such, do not impact the timing or extent of revenue recognition.

For any contracts that are not complete at the reporting date, we recognize revenue over time, because of the continuous transfer of control to the customer as work is performed at the customer’s site and, therefore, the customer controls the asset as it is being installed. We utilize the output method to measure progress toward completion for the value of the goods and services transferred to the customer as we believe this best depicts the transfer of control of assets to the customer. Additionally, external factors such as weather, and customer delays may affect the progress of a project’s completion, and thus the timing and amount of revenue recognition, cash flow, and profitability from a particular contract may be adversely affected.

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

All contracts are billed either contractually or as work is performed. Billing on long-term contracts occurs primarily on a monthly basis throughout the contract period whereby we submit progress invoices for customer payment as work is performed. On some contracts, the customer may withhold payment on an invoice equal to a percentage of the invoice amount, which will be subsequently paid after satisfactory completion of each project. This amount is referred to as retainage and is common practice in the construction industry, as it allows for customers to ensure the quality of the service performed prior to full payment. The retention provisions are not considered a significant financing component.

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

Automotive Supplies Segment

We collect payment for internet and phone orders, including tax, from the customer at the time the order is shipped. Customers placing orders with a purchase order through the EDI (Electronic Data Interface) are allowed to purchase on credit and make payment after receipt of product on the agreed upon terms.

Performance Obligations – The revenue that we recognize arises from orders we receive from contracts with customers. Our performance obligations under the customer orders correspond to each sale of merchandise that we make to customers and each order generally contains only one performance obligation based on the merchandise sale to be completed. Control of the delivery transfers to customers when the customer can direct the use of, and obtain substantially all the benefits from, our products, which generally occurs when the customer assumes the risk of loss. The transfer of control generally occurs at the point of shipment of the order. Once this occurs, we have satisfied our performance obligation and it recognizes revenue.

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

Cost of revenues includes the cost of purchased merchandise plus freight, warehouse salaries, tariffs, and any applicable delivery charges from the vendor to us. We had two major customers who represent a significant portion of revenue in the automotive segment. These two customers represented 39.4% of total revenue in the automotive segment for the year ended December 31, 2022.

Warranties vary and are typically 90 days to consumers and manufacturing defect warranty to are available to resellers. At times, depending on the product, we can also offer a warranty up to 12 months.

Goodwill

Goodwill represents the excess of purchase price over the fair value of the net assets acquired. We evaluate goodwill for impairment annually, or more frequently if an event occurs or circumstances that indicate the goodwill is not recoverable. When impairment indicators are identified, we may elect to perform an optional qualitative assessment to determine whether it is more likely than not that the fair value of our reporting units has fallen below their carrying value. This assessment is based on several factors, including industry and market conditions, overall financial performance, including an assessment of cash flows in comparison to actual and projected results of prior periods. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value based on our qualitative analysis, or if we elect to skip this step, we perform a Step 1 quantitative analysis to determine the fair value of the reporting unit. At December 31, 2022 and 2021, there were no impairments of goodwill.

Intangible assets

These assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. If impaired, intangible assets are written down to fair value based on discounted cash flows or other valuation techniques. We have no intangibles with indefinite lives. At December 31, 2022 and 2021, there were no impairments of intangible assets.

Long-Lived Assets

We review our property and equipment and right-of-use assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. The test for impairment is required to be performed by management upon triggering events. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flow expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. At December 31, 2022 and 2021, there were no impairments of long-lived assets.

Income Taxes

Income taxes are accounted for under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Deferred income tax assets and liabilities are recorded with respect to temporary differences in the accounting treatment of items for financial reporting purposes and for income tax purposes. Where, based on the weight of available evidence, it is more likely than not that some amount of recorded deferred tax assets will not be realized, a valuation allowance is established for the amount that, in management’s judgment, is sufficient to reduce the deferred tax asset to an amount that is more likely than not to be realized. A tax position must meet a minimum probability threshold before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2022. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described below, our disclosure controls and procedures were not effective.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this evaluation, management used the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our evaluation, we determined that, as of December 31, 2022, our internal control over financial reporting was not effective due to the following material weaknesses.

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

Except for the matters described above, there have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item will be included in our definitive proxy statement to be filed with the SEC within 120 days after December 31, 2022 in connection with the solicitation of proxies for our 2023 annual meeting of shareholders, or the 2023 Proxy Statement, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item will be included in the 2023 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item will be included in the 2023 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item will be included in the 2023 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item will be included in the 2023 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(a) List of Documents Filed as a Part of This Report:

(1) Index to Financial Statements:

(2) Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the financial statements or the notes thereto, or because it is not required.

(3) Index to Exhibits:

See exhibits listed under Part (b) below.

(b) Exhibits:

Exhibit No.	Description
3.1	Certificate of Formation of 1847 Holdings LLC (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed on February 7, 2014)
3.2	Second Amended and Restated Operating Agreement of 1847 Holdings LLC, dated January 19, 2018 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 22, 2018)
3.3	Amendment No. 1 to Second Amended and Restated Operating Agreement (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 11, 2021)
4.1*	Description of Securities of 1847 Holdings LLC
4.2	Amended and Restated Share Designation of Series A Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on April 1, 2021)
4.3	Amendment No. 1 to Amended and Restated Share Designation of Series A Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on October 5, 2021)
4.4	Share Designation of Series B Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 2, 2022)
4.5	Common Share Purchase Warrant issued by 1847 Holdings LLC to Mast Hill Fund, L.P. on February 22, 2023 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on February 28, 2023)
4.6	Common Share Purchase Warrant issued by 1847 Holdings LLC to Mast Hill Fund, L.P. on February 22, 2023 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on February 28, 2023)
4.7	Common Share Purchase Warrant issued by 1847 Holdings LLC to Leonite Fund I, LP on February 9, 2023 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on February 13, 2023)

4.8	Common Share Purchase Warrant issued by 1847 Holdings LLC to Leonite Fund I, LP on February 9, 2023 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on February 13, 2023)
4.9	Common Share Purchase Warrant issued by 1847 Holdings LLC to Mast Hill Fund, L.P. on February 9, 2023 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on February 13, 2023)
4.10	Common Share Purchase Warrant issued by 1847 Holdings LLC to Leonite Fund I, LP on February 3, 2023 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on February 9, 2023)
4.11	Common Share Purchase Warrant issued by 1847 Holdings LLC to Mast Hill Fund, L.P. on February 3, 2023 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on February 9, 2023)
4.12	Warrant Agent Agreement, dated January 3, 2023, between 1847 Holdings LLC and VStock Transfer, LLC and form of Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on January 9, 2023)
4.13	Common Share Purchase Warrant issued to Craft Capital Management LLC on August 5, 2022 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 8, 2022)
4.14	Common Share Purchase Warrant issued to R.F. Lafferty & Co. Inc. on August 5, 2022 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on August 8, 2022)
4.15	Warrant for Common Shares issued by 1847 Holdings LLC to J.H. Darbie & Co., Inc. on July 8, 2022 (incorporated by reference to Exhibit 4.18 to the Registration Statement on Form S-3 filed on February 1, 2023)
4.16	Warrant for Common Shares issued by 1847 Holdings LLC to Leonite Capital LLC on October 8, 2021 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on October 13, 2021)
4.17	Form of Common Share Purchase Warrant relating to 2022 private placement (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on March 2, 2022)
4.18	Form of Common Share Purchase Warrant relating to 2021 private placement (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on April 1, 2021)
4.19	Form of Common Share Purchase Warrant relating to 2020 private placement (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on October 7, 2020)
10.1	Management Services Agreement, dated April 15, 2013, between 1847 Holdings LLC and 1847 Partners LLC (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1/A filed on March 14, 2014)
10.2	Amendment No. 1 to Management Services Agreement, dated September 15, 2013, between 1847 Holdings LLC and 1847 Partners LLC (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 filed on February 7, 2014)
10.3	Management Services Agreement, dated February 9, 2023, between 1847 ICU Holdings Inc. and 1847 Partners LLC (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on February 13, 2023)
10.4	Amendment No. 1 to Management Services Agreement, dated March 30, 2023, between 1847 ICU Holdings Inc. and 1847 Partners LLC (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on April 5, 2023)
10.5	Management Services Agreement, dated March 30, 2021, between 1847 Wolo Inc. and 1847 Partners LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on April 5, 2021)
10.6	Amendment No. 1 to Management Services Agreement, dated March 30, 2023, between 1847 Wolo Inc. and 1847 Partners LLC (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on April 5, 2023)
10.7	Amended and Restated Management Services Agreement, dated October 8, 2021, between 1847 Cabinet Inc. and 1847 Partners LLC (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on October 13, 2021)

10.8	Management Services Agreement, dated May 28, 2020, between 1847 Asien Inc. and 1847 Partners LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed June 3, 2020)
10.9	Amendment No. 1 to Management Services Agreement, dated March 30, 2023, between 1847 Asien Inc. and 1847 Partners LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on April 5, 2023)
10.10	Agreement and Plan of Merger, dated December 21, 2022, among 1847 ICU Holdings Inc., 1847 ICU Acquisition Sub Inc., ICU Eyewear Holdings Inc. and San Francisco Equity Partners (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 13, 2023)
10.11	First Amendment to Agreement and Plan of Merger, dated February 9, 2023, among 1847 ICU Holdings Inc., 1847 ICU Acquisition Sub Inc., ICU Eyewear Holdings Inc. and San Francisco Equity Partners (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 13, 2023)
10.12	6% Subordinated Promissory Note issued by 1847 ICU Holdings Inc. to Oceanus Investment Inc. on February 9, 2023 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on February 13, 2023)
10.13	6% Subordinated Promissory Note issued by 1847 ICU Holdings Inc. to San Francisco Equity Partners III, LP on February 9, 2023 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on February 13, 2023)
10.14	6% Subordinated Promissory Note issued by 1847 ICU Holdings Inc. to Richard Conti on February 9, 2023 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on February 13, 2023)
10.15	6% Subordinated Promissory Note issued by 1847 ICU Holdings Inc. to Kirk Hobbs on February 9, 2023 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on February 13, 2023)
10.16	6% Subordinated Convertible Promissory Note issued by 1847 Cabinet Inc. to Steven J. Parkey on October 8, 2021 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on October 13, 2021)
10.17	Conversion Agreement, dated July 26, 2022, among 1847 Holdings LLC, 1847 Cabinet Inc. and Steven J. Parkey (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on July 27, 2022)
10.18	6% Subordinated Convertible Promissory Note issued by 1847 Cabinet Inc. to Jose D. Garcia-Rendon on October 8, 2021 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on October 13, 2021)
10.19	Conversion Agreement, dated July 26, 2022, among 1847 Holdings LLC, 1847 Cabinet Inc. and Jose D. Garcia-Rendon (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on July 27, 2022)
10.20	Exchange Agreement, dated October 8, 2021, among 1847 Holdings LLC, Steven J. Parkey and Jose D. Garcia-Rendon (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on October 13, 2021)
10.21	8% Vesting Promissory Note, dated September 30, 2020, issued by 1847 Cabinet Inc. to Stephen Mallatt, Jr. and Rita Mallatt (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on October 7, 2020)
10.22	Conversion Agreement, dated July 26, 2022, among 1847 Holdings LLC, 1847 Cabinet Inc., Stephen Mallatt, Jr. and Rita Mallatt (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 27, 2022)
10.23	Letter Agreement, dated March 30, 2023, among 1847 Holdings LLC, 1847 Cabinet Inc., Stephen Mallatt, Jr. and Rita Mallatt (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on April 5, 2023)
10.24	6% Amortizing Promissory Note issued by 1847 Asien Inc. to Joerg Christian Wilhelmsen and Susan Kay Wilhelmsen, as trustees of the Wilhelmsen Family Trust, U/D/T Dated May 1, 1992, on July 29, 2020 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed August 4, 2020)
10.25	Amendment No. 1 to Securities Purchase Agreement and 6% Amortizing Promissory Note, dated October 8, 2021, between 1847 Asien Inc. and Joerg Christian Wilhelmsen and Susan Kay Wilhelmsen, as Trustees of the Wilhelmsen Family Trust, U/D/T dated May 1, 1992 (incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K filed on October 13, 2021)
10.26	Letter Agreement, dated October 20, 2022, between Asien Inc. and Joerg Christian Wilhelmsen and Susan Kay Wilhelmsen, as Trustees of the Wilhelmsen Family Trust, U/D/T dated May 1, 1992 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on October 26, 2022)
10.27*	Letter Agreement, dated April 6, 2023, between Asien Inc. and Joerg Christian Wilhelmsen and Susan Kay Wilhelmsen, as Trustees of the Wilhelmsen Family Trust, U/D/T dated May 1, 1992
10.28	Securities Purchase Agreement, dated February 22, 2023, between 1847 Holdings LLC and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 28, 2023)

10.29	Promissory Note issued by 1847 Holdings LLC to Mast Hill Fund, L.P. on February 22, 2023 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 28, 2023)
10.30	Securities Purchase Agreement, dated February 9, 2023, between 1847 Holdings LLC and Leonite Fund I, LP (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K filed on February 13, 2023)
10.31	Promissory Note issued by 1847 Holdings LLC to Leonite Fund I, LP on February 9, 2023 (incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K filed on February 13, 2023)
10.32	Securities Purchase Agreement, dated February 9, 2023, between 1847 Holdings LLC and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed on February 13, 2023)
10.33	Promissory Note issued by 1847 Holdings LLC to Mast Hill Fund, L.P. on February 9, 2023 (incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K filed on February 13, 2023)
10.34	Securities Purchase Agreement, dated February 3, 2023, between 1847 Holdings LLC and Leonite Fund I, LP (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 9, 2023)
10.35	Promissory Note issued by 1847 Holdings LLC to Leonite Fund I, LP on February 3, 2023 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on February 9, 2023)
10.36	Securities Purchase Agreement, dated February 3, 2023, between 1847 Holdings LLC and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 9, 2023)
10.37	Promissory Note issued by 1847 Holdings LLC to Mast Hill Fund, L.P. on February 3, 2023 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on February 9, 2023)
10.38	Securities Purchase Agreement, dated July 8, 2022, between 1847 Holdings LLC and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 12, 2022)
10.39	Promissory Note issued by 1847 Holdings LLC to Mast Hill Fund, L.P. on July 8, 2022 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 12, 2022)
10.40	Second Amended and Restated Secured Promissory Note issued by 1847 Holdings LLC to 1847 Cabinet Inc. on October 8, 2021 (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on October 13, 2021)
10.41	Loan and Security Agreement, dated February 9, 2023, among Industrial Funding Group, Inc., 1847 ICU Holdings Inc., ICU Eyewear Holdings Inc. and ICU Eyewear, Inc. (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on February 13, 2023)
10.42	Secured Promissory Note issued by 1847 ICU Holdings Inc., ICU Eyewear Holdings Inc. and ICU Eyewear, Inc. to Industrial Funding Group, Inc. on February 9, 2023 (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on February 13, 2023)
10.43	Domain Name, URL and IP Address Agreement, dated February 9, 2023, by 1847 ICU Holdings Inc., ICU Eyewear Holdings Inc. and ICU Eyewear, Inc. in favor of Industrial Funding Group, Inc. (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on February 13, 2023)
10.44	Trademark Security Agreement, dated February 9, 2023, by 1847 ICU Holdings Inc., ICU Eyewear Holdings Inc. and ICU Eyewear, Inc. in favor of Industrial Funding Group, Inc. (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed on February 13, 2023)
10.45	Indemnity and Release Letter, dated February 11, 2023, among GemCap Solutions, LLC, Industrial Funding Group, Inc., 1847 ICU Holdings Inc., ICU Eyewear Holdings Inc. and ICU Eyewear, Inc. (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed on February 13, 2023)
10.46	Note Purchase Agreement, dated October 8, 2021, among 1847 Holdings LLC, 1847 Asien Inc., 1847 Wolo Inc., 1847 Cabinet Inc., Asien’s Appliance, Inc., Wolo Mfg. Corp., Wolo Industrial Horn & Signal, Inc., Kyle’s Custom Wood Shop, Inc., High Mountain Door & Trim Inc., Sierra Homes, LLC, SILAC Insurance Company and Leonite Capital, LLC (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed on October 13, 2021)
10.47	Secured Convertible Promissory Note issued by 1847 Holdings LLC to SILAC Insurance Company on October 8, 2021 (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed on October 13, 2021)

10.48	Secured Convertible Promissory Note issued by 1847 Holdings LLC to SILAC Insurance Company on October 8, 2021 (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K filed on October 13, 2021)
10.49	Secured Convertible Promissory Note issued by 1847 Holdings LLC to Leonite Capital LLC on October 8, 2021 (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed on October 13, 2021)
10.50	Guaranty Agreement, dated October 8, 2021, among 1847 Asien Inc., 1847 Wolo Inc., 1847 Cabinet Inc., Asien’s Appliance, Inc., Wolo Mfg. Corp., Wolo Industrial Horn & Signal, Inc., Kyle’s Custom Wood Shop, Inc., High Mountain Door & Trim Inc., Sierra Homes, LLC and Leonite Capital LLC (incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K filed on October 13, 2021)
10.51	Security Agreement, dated October 8, 2021, among 1847 Holdings LLC, 1847 Asien Inc., 1847 Wolo Inc., 1847 Cabinet Inc., Asien’s Appliance, Inc., Wolo Mfg. Corp., Wolo Industrial Horn & Signal, Inc., Kyle’s Custom Wood Shop, Inc., High Mountain Door & Trim Inc., Sierra Homes, LLC and Leonite Capital, LLC (incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K filed on October 13, 2021)
10.52	Intellectual Property Security Agreement, dated October 8, 2021, among Wolo Mfg. Corp., Wolo Industrial Horn & Signal, Inc. and Leonite Capital, LLC (incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K filed on October 13, 2021)
10.53	Residential Lease Agreement, dated August 5, 2020, between Redwood Gospel Missions and Asien’s Appliance, Inc. (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to Registration Statement on Form S-1/A filed on January 31, 2022)
10.54	Industrial Lease, dated September 1, 2020, between Kyle’s Custom Wood Shop, Inc. and Stephen Mallatt, Jr. and Rita Mallatt (incorporated by reference to Exhibit 10.47 to the Annual Report on Form 10-K filed on April 15, 2021)
10.55	Standard Lease Agreement, dated June 9, 2021, between Emerald Town, LLC and Kyle’s Custom Wood Shop, Inc. (incorporated by reference to Exhibit 10.22 to Amendment No. 1 to Registration Statement on Form S-1/A filed on January 31, 2022)
10.56	Lease, dated December 1, 2017, between Sage Partnership and High Mountain Door & Trim Inc. (incorporated by reference to Exhibit 10.23 to Amendment No. 1 to Registration Statement on Form S-1/A filed on January 31, 2022)
10.57	Lease, dated October 29, 2021, between WL-MCK SRI Owner LLC and High Mountain Door & Trim Inc. (incorporated by reference to Exhibit 10.24 to Amendment No. 1 to Registration Statement on Form S-1/A filed on January 31, 2022)
10.58	Lease, dated January 20, 2020, between Simon Levi Company, Ltd. and Sierra Homes, LLC (incorporated by reference to Exhibit 10.25 to Amendment No. 1 to Registration Statement on Form S-1/A filed on January 31, 2022)
10.59	Lease, dated December 7, 2020, between SW Commerce Reno, LLC and Sierra Homes, LLC (incorporated by reference to Exhibit 10.26 to Amendment No. 1 to Registration Statement on Form S-1/A filed on January 31, 2022)
10.60	Agreement of Lease, dated October 4, 1978, between PKI Reality LLC and Wolo Mfg. Corp., as amended (incorporated by reference to Exhibit 10.27 to Amendment No. 1 to Registration Statement on Form S-1/A filed on January 31, 2022)
10.61†	Employment Offer Letter, dated September 7, 2021, between Vernice L. Howard and 1847 Holdings LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on September 10, 2021)
10.62†	Letter Agreement Regarding the Assignment, Assumption and Amendment of Employment Agreement, dated March 23, 2022, among 1847 Holdings LLC, 1847 HQ Inc. and Vernice L. Howard (incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K filed on March 31, 2022)
10.63†	Employment Offer Letter, dated January 10, 2022, between 1847 Holdings LLC and Eric VanDam (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 14, 2022)

10.64†	Letter Agreement Regarding the Assignment, Assumption and Amendment of Employment Agreement, dated March 30, 2022, among 1847 Holdings LLC, 1847 HQ Inc. and Eric VanDam (incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K filed on March 31, 2022)
10.65	Form of Independent Director Agreement between 1847 Holdings LLC and each independent director (incorporated by reference to Exhibit 10.31 to Amendment No. 1 to Registration Statement on Form S-1/A filed on January 31, 2022)
10.66	Form of Indemnification Agreement between 1847 Holdings LLC and each independent director (incorporated by reference to Exhibit 10.32 to Amendment No. 1 to Registration Statement on Form S-1/A filed on January 31, 2022)
14.1*	Code of Business Ethics and Conduct
19.1*	Insider Trading Policy
21.1*	List of Subsidiaries of the registrant
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
†	Executive compensation plan or arrangement

ITEM 16. FORM 10-K SUMMARY.

None.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of 1847 Holdings LLC:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of 1847 Holdings LLC (“the Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2022 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Goodwill

Critical Audit Matter Description

As of December 31, 2022, the carrying value of goodwill was $19,452,270. As described in Note 2 to the consolidated financial statements, the Company tests goodwill for impairment annually at the reporting unit level, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit is less than it’s carrying amount. The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company’s estimate for each reporting unit is based on the present value of estimated future cash flows attributable to the respective reporting unit. The Company utilized a third-party valuation specialist to assist in the preparation of the impairment assessment. The determination of the fair value requires management to make significant estimates and assumptions.

We identified the evaluation of the impairment analysis for goodwill as a critical audit matter because of the significant estimates and assumptions management made in determining the fair value of its reporting units. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of such estimates and assumptions. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the following:

●	Testing management’s processes for estimating the fair value of its reporting units.

●	Obtained the discounted cash flow models and evaluating the valuation analysis for mathematical accuracy.

●	Evaluating whether the valuation techniques applied were appropriate.

●	Evaluating the significant assumptions provided by management or developed by the third-party valuation specialist related to revenues, EBITDA, income taxes, long term growth rates, and discount rates to discern whether they are reasonable considering (i) the current and past performance of the entity; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

In addition, professionals with specialized skill and knowledge were utilized by the Firm to assist in the performance of these procedures.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2017.

Draper, UT

April 10, 2023

1847 HOLDINGS LLC

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS

Current Assets
Cash and cash equivalents	$1,079,355	$1,383,533
Investments	277,310	276,429
Receivables, net	5,215,568	3,378,996
Contract assets	89,574	88,466
Inventories, net	4,184,019	5,427,302
Prepaid expenses and other current assets	379,875	582,048
Total Current Assets	11,225,701	11,136,774

Property and equipment, net	1,885,206	1,695,311
Operating lease right-of-use assets	2,854,196	3,192,604
Long-term deposits	82,197	85,691
Intangible assets, net	9,985,129	11,443,897
Goodwill	19,452,270	19,452,270
TOTAL ASSETS	$45,484,699	$47,006,547

LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$6,741,769	$4,818,672
Contract liabilities	2,353,295	2,547,903
Customer deposits	3,059,658	3,465,259
Due to related parties	193,762	193,762
Current portion of operating lease liabilities	713,100	613,696
Current portion of finance lease liabilities	185,718	100,652
Current portion of notes payable, net	551,210	692,522
Current portion of related party note payable	362,779	-
Total Current Liabilities	14,161,291	12,432,466

Operating lease liabilities, net of current portion	2,237,797	2,607,862
Finance lease liabilities, net of current portion	784,148	455,905
Notes payable, net of current portion	144,830	251,401
Convertible notes payable, net	24,667,799	26,630,655
Related party note payable, net of current portion	-	1,001,183
Deferred tax liability, net	599,000	2,070,000
TOTAL LIABILITIES	42,594,865	45,449,472

Mezzanine Equity
Series A senior convertible preferred shares	-	1,655,404
TOTAL MEZZANINE EQUITY	-	1,655,404

Shareholders’ Equity (Deficit)
Series A senior convertible preferred shares, no par value, 4,450,460 shares designated; 1,593,940 and 1,818,182 shares issued and outstanding as of December 31, 2022 and 2021, respectively	1,338,746	-
Series B senior convertible preferred shares, no par value, 583,334 shares designated; 464,899 and zero shares issued and outstanding as of December 31, 2022 and 2021, respectively	1,214,181	-
Allocation shares, 1,000 shares authorized; 1,000 shares issued and outstanding as of December 31, 2022 and 2021	1,000	1,000
Common shares, $0.001 par value, 500,000,000 shares authorized; 4,079,137 and 1,210,918 shares issued and outstanding as of December 31, 2022 and 2021, respectively	4,079	1,211
Distribution receivable	(2,000,000)	(2,000,000)
Additional paid-in capital	43,962,606	21,723,042
Accumulated deficit	(41,919,277)	(20,754,394)
TOTAL 1847 HOLDINGS SHAREHOLDERS’ EQUITY (DEFICIT)	2,601,335	(1,029,141)
NON-CONTROLLING INTERESTS	288,499	930,812
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	2,889,834	(98,329)
TOTAL LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY (DEFICIT)	$45,484,699	$47,006,547

The accompanying notes are an integral part of these consolidated financial statements

1847 HOLDINGS LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2022	2021
Revenues	$48,929,124	$30,660,984

Operating Expenses
Cost of revenues	33,227,730	20,100,906
Personnel	9,531,101	3,803,497
Depreciation and amortization	2,037,112	908,982
General and administrative	9,872,689	6,951,498
Total Operating Expenses	54,668,632	31,764,883

LOSS FROM OPERATIONS	(5,739,508)	(1,103,899)

Other Income (Expense)
Other income (expense)	(11,450)	876
Interest expense	(4,594,740)	(1,296,537)
Gain on forgiveness of debt	-	360,302
Gain on disposal of property and equipment	65,417	10,885
Gain on disposition of subsidiary	-	3,282,804
Loss on extinguishment of debt	(2,039,815)	(137,692)
Loss on redemption of preferred shares	-	(4,017,553)
Loss on write-down of contingent note payable	(158,817)	(602,204)
Total Other Income (Expense)	(6,739,405)	(2,399,119)

NET LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(12,478,913)	(3,503,018)
INCOME TAX BENEFIT (EXPENSE) FROM CONTINUING OPERATIONS	1,677,000	(218,139)
NET LOSS FROM CONTINUING OPERATIONS	(10,801,913)	(3,721,157)
NET INCOME FROM DISCONTINUED OPERATIONS	-	240,405
NET LOSS	$(10,801,913)	$(3,480,752)

NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS FROM CONTINUING OPERATIONS	(642,313)	(284,372)
NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS FROM DISCONTINUED OPERATIONS	-	108,182
NET LOSS ATTRIBUTABLE TO 1847 HOLDINGS	$(10,159,600)	$(3,304,562)

NET LOSS FROM CONTINUING OPERATIONS ATTRIBUTABLE TO 1847 HOLDINGS	(10,159,600)	(3,436,785)
NET INCOME FROM DISCONTINUED OPERATIONS ATTRIBUTABLE TO 1847 HOLDINGS	-	132,223
NET LOSS ATTRIBUTABLE TO 1847 HOLDINGS	$(10,159,600)	$(3,304,562)

PREFERRED SHARE DIVIDENDS	(899,199)	(984,176)
DEEMED DIVIDEND	(9,012,730)	(1,527,086)
NET LOSS ATTRIBUTABLE TO 1847 HOLDINGS COMMON SHAREHOLDERS	$(20,071,529)	$(5,815,824)

LOSS PER COMMON SHARE ATTRIBUTABLE TO 1847 HOLDINGS COMMON SHAREHOLDERS
BASIC
LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS	$(8.36)	$(5.01)
EARNINGS PER COMMON SHARE FROM DISCONTINUED OPERATIONS	-	0.11
LOSS PER COMMON SHARE	$(8.36)	$(4.90)
DILUTED
LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS	$(8.36)	$(2.13)
EARNINGS PER COMMON SHARE FROM DISCONTINUED OPERATIONS	-	0.05
LOSS PER COMMON SHARE	$(8.36)	$(2.08)

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC	2,400,014	1,187,493
DILUTED	2,400,014	2,793,973

The accompanying notes are an integral part of these consolidated financial statements

1847 HOLDINGS LLC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Series A Senior Convertible Preferred Shares		Series B Senior Convertible Preferred Shares		Allocation	Common Shares		Distribution	Additional Paid-In	Accumulated	Non- Controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Shares	Amount	Receivable	Capital	Deficit	Interests	(Deficit)
Balance at January 1, 2021	-	$-	-	$-	$1,000	1,111,208	$1,111	$(2,000,000)	$17,008,824	$(13,856,973)	$(879,239)	$274,723
Issuance of series A preferred shares and warrants	-	-	-	-	-	-	-	-	3,000,000	(1,527,086)	-	1,472,914
Discount on warrant features	-	-	-	-	-	-	-	-	956,526	-	-	956,526
Discount on convertible notes payable	-	-	-	-	-	-	-	-	-	-	1,146,804	1,146,804
Issuance of common adjustment shares	-	-	-	-	-	99,710	100	-	757,692	-	-	757,792
Dividends – common shares	-	-	-	-	-	-	-	-	-	(242,160)	-	(242,160)
Dividends – series A preferred shares	-	-	-	-	-	-	-	-	-	(984,176)	-	(984,176)
Net loss	-	-	-	-	-	-	-	-	-	(4,143,999)	663,247	(3,480,752)
Balance at December 31, 2021	-	$-	-	$-	$1,000	1,210,918	$1,211	$(2,000,000)	$21,723,042	$(20,754,394)	$930,812	$(98,329)
Issuance of common shares upon conversion of series A preferred shares	-	-	-	-	-	38,096	38	-	111,948	-	-	111,986
Issuance of series B preferred shares and warrants	-	-	-	-	-	-	-	-	172,050	-	-	172,050
Issuance of common shares upon cashless exercise of warrants	-	-	-	-	-	126,669	126	-	(126)	-	-	-
Issuance of common shares upon partial extinguishment of convertible notes payable	-	-	-	-	-	800,000	800	-	4,639,200	-	-	4,640,000
Issuance of common shares upon partial extinguishment of related party note payable	-	-	-	-	-	189,815	190	-	1,100,737	-	-	1,100,927
Issuance of common shares upon settlement of debt	-	-	-	-	-	285,067	285	-	1,653,104	-	-	1,653,389
Issuance of common shares and warrants in connection with a public offering	-	-	-	-	-	1,428,572	1,429	-	5,147,271	-	-	5,148,700
Issuance of warrants in connection with notes payable	-	-	-	-	-	-	-	-	402,650	-	-	402,650
Reclassification of preferred shares from mezzanine equity to permanent equity	1,684,849	1,415,100	481,566	1,257,650	-	-	-	-	-	-	-	2,672,750
Redemption of series A preferred shares	(90,909)	(76,354)	-	-	-	-	-	-	-	(132,737)	-	(209,091)
Redemption of series B preferred shares	-	-	(16,667)	(43,469)	-	-	-	-	-	(14,032)	-	(57,501)
Dividends – common shares	-	-	-	-	-	-	-	-	-	(1,093,354)	-	(1,093,354)
Dividends – series A preferred shares	-	-	-	-	-	-	-	-	-	(590,162)	-	(590,162)
Dividends – series B preferred shares	-	-	-	-	-	-	-	-	-	(162,268)	-	(16,268)
Deemed dividend – down round provision in warrants	-	-	-	-	-	-	-	-	9,012,730	(9,012,730)	-	-
Net loss	-	-	-	-	-	-	-	-	-	(10,159,600)	(642,313)	(10,801,913)
Balance at December 31, 2022	1,593,940	$1,338,746	464,899	$1,214,181	$1,000	4,079,137	$4,079	$(2,000,000)	$43,962,606	$(41,919,277)	$288,499	$2,889,834

The accompanying notes are an integral part of these consolidated financial statements

1847 HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,801,913)	$(3,480,752)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from discontinued operations	-	(240,405)
Gain on disposition of subsidiary	-	(3,282,804)
Gain on forgiveness of debt	-	(360,302)
Gain on disposal of property and equipment	(65,417)	(10,885)
Loss on redemption of preferred shares	-	4,017,553
Loss on extinguishment of debt	2,039,815	-
Loss on write-down of contingent note payable	158,817	602,204
Deferred tax asset (liability)	(1,471,000)	75,000
Inventory reserve	38,000	-
Depreciation and amortization	2,037,112	908,982
Amortization of debt discounts	1,900,194	382,565
Amortization of right-of-use assets	593,121	181,032
Changes in operating assets and liabilities:
Receivables	(1,836,572)	48,930
Contract assets	(1,108)	-
Inventories	1,205,283	389,110
Prepaid expenses and other current assets	202,173	182,366
Other assets	3,494	-
Accounts payable and accrued expenses	2,992,107	719,890
Contract liabilities	(194,608)	(950,640)
Customer deposits	(405,601)	94,302
Due to related parties	-	3,570
Operating lease liabilities	(525,374)	(177,282)
Net cash used in operating activities from continuing operations	(4,131,477)	(897,566)
Net cash used in operating activities from discontinued operations	-	(170,580)
Net cash used in operating activities	(4,131,477)	(1,068,146)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash paid in acquisitions	-	(15,857,295)
Purchases of property and equipment	(256,677)	(177,475)
Proceeds from disposal of property and equipment	97,140	25,000
Proceeds from disposition of subsidiary	-	325,000
Investments in certificates of deposit	(881)	-
Net cash used in investing activities from continuing operations	(160,418)	(15,684,770)
Net cash provided by investing activities from discontinued operations	-	644,303
Net cash used in investing activities	(160,418)	(15,040,467)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable, net of fees and debt discounts	-	23,744,975
Net proceeds from notes payable	499,600	3,550,000
Payment of notes payable – related party	-	(100,000)
Proceeds from (repayment on) lines of credit	-	(301,081)
Repayment of grid note – related party	-	(56,900)
Net proceeds from issuance of common shares and warrants in public offering	5,148,700	-
Net proceeds from issuance of series A senior convertible preferred shares	-	3,000,000
Net proceeds from issuance of series B senior convertible preferred shares	1,429,700	-
Repayments of notes payable and finance lease liabilities	(977,907)	(5,021,511)
Repayments to sellers	-	(977,686)
Cash paid for financing costs	-	(165,230)
Redemption of series A senior convertible preferred shares	(209,091)	(6,054,241)
Redemption of series B senior convertible preferred shares	(57,501)	-
Dividends on series A senior convertible preferred shares	(590,162)	(1,032,806)
Dividends on series B senior convertible preferred shares	(162,268)	-
Dividends on common shares	(1,093,354)	-
Net cash provided by financing activities from continuing operations	3,987,717	16,585,520
Net cash used in financing activities from discontinued operations	-	(208,693)
Net cash provided by financing activities	3,987,717	16,376,827

NET CHANGE IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS	(304,178)	3,184
NET CHANGE IN CASH AND CASH EQUIVALENT FROM DISCONTINUED OPERATIONS	-	265,030
CASH AND CASH EQUIVALENTS AVAILABLE FROM DISCONTINUED OPERATIONS	-	265,030

CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS
Beginning of the period	1,383,533	1,380,349
End of the period	$1,079,355	$1,383,533

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$2,115,140	$176,204
Cash paid for income taxes	$188,224	$50,000

NON-CASH INVESTING AND FINANCING ACTIVITIES
Net assets acquired in the acquisition of High Mountain and Innovative Cabinets	$-	$3,716,375
Net assets acquired in the acquisition of Wolo	$-	$6,606,403
Due to seller (net cash paid to seller after closing)	$-	$977,685
Notes payable sellers	$-	$6,730,345
Accrued common share dividends	$-	$242,160
Deemed dividend related to issuance of preferred shares	$-	$1,527,086
Additional paid in capital – common shares and warrants issued	$-	$757,792
Issuance of common shares upon conversion of series A preferred shares	$111,986	$-
Issuance of common shares upon cashless exercise of warrants	$126	$-
Deemed dividend from down round provision in warrants	$9,012,730	$-
Financed purchases of property and equipment	$568,764	$688,978
Debt discount on notes payable issued with warrants	$503,050	$-
Operating lease right-of-use asset and liability remeasurement	$254,713	$2,184,477

The accompanying notes are an integral part of these consolidated financial statements

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

NOTE 1—ORGANIZATION AND NATURE OF BUSINESS

1847 Holdings LLC (the “Company”) was formed under the laws of the State of Delaware on January 22, 2013. The Company is in the business of acquiring small businesses in a variety of different industries.

On March 27, 2020, the Company and the Company’s wholly owned subsidiary 1847 Asien Inc., a Delaware corporation (“1847 Asien”), entered into a stock purchase agreement with Asien’s Appliance, Inc., a California corporation (“Asien’s”), and Joerg Christian Wilhelmsen and Susan Kay Wilhelmsen, as trustees of the Wilhelmsen Family Trust, U/D/T Dated May 1, 1992 (the “Asien’s Seller”), pursuant to which 1847 Asien acquired all of the issued and outstanding stock of Asien’s on May 28, 2020. As a result of this transaction, the Company owns 95% of 1847 Asien, with the remaining 5% held by a third-party, and 1847 Asien owns 100% of Asien’s.

On August 27, 2020, the Company and the Company’s wholly owned subsidiary 1847 Cabinet Inc., a Delaware corporation (“1847 Cabinet”), entered into a stock purchase agreement with Kyle’s Custom Wood Shop, Inc., an Idaho corporation (“Kyle’s”), and Stephen Mallatt, Jr. and Rita Mallatt (the “Kyle’s Sellers”), pursuant to which 1847 Cabinet acquired all of the issued and outstanding stock of Kyle’s on September 30, 2020. As a result of this transaction, the Company owns 92.5% of 1847 Cabinet, with the remaining 7.5% held by a third-party, and 1847 Cabinet owns 100% of Kyle’s.

On December 22, 2020, the Company and its wholly-owned subsidiary 1847 Wolo Inc. (“1847 Wolo”) entered into a stock purchase agreement with Wolo Mfg. Corp., a New York corporation (“Wolo Mfg”), and Wolo Industrial Horn & Signal, Inc., a New York corporation (“Wolo H&S”), and Barbara Solow and Stanley Solow (together, the “Wolo Sellers”), pursuant to which 1847 Wolo acquired all of the issued and outstanding stock of Wolo Mfg and Wolo H&S on March 30, 2021 (see Note 11). As a result of this transaction, the Company owns 92.5% of 1847 Wolo, with the remaining 7.5% held by a third-party, and 1847 Wolo owns 100% of Wolo Mfg and Wolo H&S.

On March 3, 2017, the Company’s wholly owned subsidiary 1847 Neese Inc., a Delaware corporation (“1847 Neese”), entered into a stock purchase agreement with Neese, Inc., an Iowa corporation (“Neese”), and Alan Neese and Katherine Neese (the “Neese Sellers”), pursuant to which 1847 Neese acquired all of the issued and outstanding capital stock of Neese on March 3, 2017. As a result of this transaction, the Company owned 55% of 1847 Neese, with the remaining 45% held by the Neese Sellers. On April 19, 2021, the Company entered into a stock purchase agreement with the Neese Sellers, pursuant to which the Neese Sellers purchased the Company’s 55% ownership interest in 1847 Neese for a purchase price of $325,000 in cash (the “Neese Spin-Off”). As a result of the Neese Spin-Off, 1847 Neese is no longer a subsidiary of the Company (see Note 4).

On September 23, 2021, 1847 Cabinet entered into a securities purchase agreement with High Mountain Door & Trim Inc., a Nevada corporation (“High Mountain”), and Sierra Homes, LLC d/b/a Innovative Cabinets & Design, a Nevada limited liability company (“Innovative Cabinets”), and Steven J. Parkey and Jose D. Garcia-Rendon (together, the “H&I Sellers”), pursuant to which 1847 Cabinet acquired all of the issued and outstanding capital stock or other equity securities of High Mountain and Innovative Cabinets on October 8, 2021 (see Note 11). As a result of this transaction, 1847 Cabinet acquired 92.5% of High Mountain and Innovative Cabinets, with the remaining 7.5% held by a third-party. On April 1, 2022, 1847 Cabinet transferred all of its shares of High Mountain to Innovative Cabinets, as a result of which Innovative Cabinets now owns 92.5% of High Mountain, with the remaining 7.5% held by a third-party.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and are presented in US dollars.

The results of 1847 Neese are included within discontinued operations for the year ended December 31, 2021.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of the Company and its majority-owned or controlled subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Reverse Share Split

On August 2, 2022, the Company effected a 1-for-4 reverse split of its outstanding common shares. All outstanding common shares and warrants were adjusted to reflect the 1-for-4 reverse split, with respective exercise prices of the warrants proportionately increased. The outstanding convertible notes and series A and B convertible senior preferred shares conversion prices were adjusted to reflect a proportional decrease in the number of common shares to be issued upon conversion.

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

The Retail and Appliances Segment is comprised of the business of Asien’s, which is based in Santa Rosa, CA, and provides a wide variety of appliance products (laundry, refrigeration, cooking, dishwashers, outdoor, accessories, parts, and other appliance related products) and services (delivery, installation, service and repair, extended warranties, and financing).

The Construction Segment is comprised of the businesses of Kyle’s, High Mountain and Innovative Cabinets. Kyle’s, which is based in Boise, Idaho, provides a wide variety of construction services including custom design and build of kitchen and bathroom cabinetry, delivery, installation, service and repair, and financing. High Mountain, which is based in Reno, Nevada, specializes in all aspects of finished carpentry products and services, including doors, door frames, base boards, crown molding, cabinetry, bathroom sinks and cabinets, bookcases, built-in closets, and fireplace mantles, among others, as well as window installation. Innovative Cabinets, also based in Reno, Nevada, specializes in custom cabinetry and countertops.

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

Cash and Cash Equivalents, and Marketable Securities

Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less. The Company maintains deposits in several financial institutions, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses related to amounts in excess of FDIC limits. As of December 31, 2022 and 2021, the Company had $380,401 and $369,963 in excess of FDIC limits, respectively.

The Company’s investments in marketable securities are classified based on the nature of the securities and their availability for use in current operations. The Company classifies its marketable debt securities as either short-term or long-term based on each instrument’s underlying contractual maturity date.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Reclassifications

Certain reclassifications within property and equipment, notes payable, preferred shares, and operating expenses have been made to prior period’s financial statements to conform to the current period financial statement presentation. There is no impact in total to the results of operations and cash flows in all periods presented.

Revenue Recognition and Cost of Revenue

The Company records revenue in accordance with FASB ASC Topic 606, Revenue from Contracts with Customers. Revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer purchase orders, including significant judgments.

Retail and Appliances Segment

The Company collects payment for special-order models including tax and partial payment for non-special orders from the customer at the time the order is placed. The Company does not incur incremental costs obtaining purchase orders from customers, however, if it did, because all contracts are less than a year in duration, any contract costs incurred would be expensed rather than capitalized.

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

Cost of revenue includes the cost of purchased merchandise plus freight and any applicable delivery charges from the vendor to the Company. Substantially all sales are to individual retail consumers (homeowners), builders and designers. The large majority of customers are homeowners and their contractors, with the homeowner being key in the final decisions. The Company has a diverse customer base with no one client accounting for more than 10% of total revenue.

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

For any contracts that are not complete at the reporting date, the Company recognizes revenue over time, because of the continuous transfer of control to the customer as work is performed at the customer’s site and, therefore, the customer controls the asset as it is being installed. The Company utilizes the output method to measure progress toward completion for the value of the goods and services transferred to the customer as it believes this best depicts the transfer of control of assets to the customer. Additionally, external factors such as weather, and customer delays may affect the progress of a project’s completion, and thus the timing and amount of revenue recognition, cash flow, and profitability from a particular contract may be adversely affected.

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

All contracts are billed either contractually or as work is performed. Billing on long-term contracts occurs primarily on a monthly basis throughout the contract period whereby the Company submits progress invoices for customer payment as work is performed. On some contracts, the customer may withhold payment on an invoice equal to a percentage of the invoice amount, which will be subsequently paid after satisfactory completion of each project. This amount is referred to as retainage and is common practice in the construction industry, as it allows for customers to ensure the quality of the service performed prior to full payment. The retention provisions are not considered a significant financing component.

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

The Company collects payment for internet and phone orders, including tax, from the customer at the time the order is shipped. Customers placing orders with a purchase order through the EDI (Electronic Data Interface) are allowed to purchase on credit and make payment after receipt of product on the agreed upon terms.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

Cost of revenues includes the cost of purchased merchandise plus freight, warehouse salaries, tariffs, and any applicable delivery charges from the vendor to the Company. The Company had two major customers who represent a significant portion of revenue in the automotive segment. These two customers represented 39.4% of total revenue in the automotive segment for the year ended December 31, 2022.

Warranties vary and are typically 90 days to consumers and manufacturing defect warranty to are available to resellers. At times, depending on the product, the Company can also offer a warranty up to 12 months.

Receivables

Receivables consist of trade accounts receivable from customer, credit card transactions in the process of settlement, and vendor rebates receivable. Vendor rebates receivable represent amounts due from manufactures from whom the Company purchases products. Rebates receivables are stated at the amount that management expects to collect from manufacturers, net of accounts payable amounts due the vendor. Rebates are calculated on product and model sales programs from specific vendors. The rebates are paid at intermittent periods either in cash or through issuance of vendor credit memos, which can be applied against vendor accounts payable. Based on the Company’s assessment of the credit history with its manufacturers, it has concluded that there should be no allowance for uncollectible accounts. The Company historically collects substantially all of its outstanding rebates receivable. Retainage receivables represent the amount retained by customers to ensure the quality of the installation and is received after satisfactory completion of each installation project. Management regularly reviews aging of retainage receivables and changes in payment trends and records an allowance when collection of amounts due are considered at risk. The allowance for doubtful accounts amounted to $359,000 for the years ended December 31, 2022 and 2021, respectively. Uncollectible balances are expensed in the periods they are determined to be uncollectible.

Inventory

For Asien’s, inventory mainly consists of appliances that are acquired for resale and is valued at the average cost determined on a specific item basis. Inventory also consists of parts that are used in service and repairs and may or may not be charged to the customer depending on warranty and contractual relationship. Kyle’s typically orders inventory on a job-by-job basis and those jobs are put into production within hours of being received. Inventories consisting of materials and supplies are stated at lower of costs or market. High Mountain and Innovative Cabinets’ inventory mainly consists of doors, door frames, baseboards, crown molding, cabinetry, countertops, custom cabinets, closet shelving, and other related products. The Company values inventory at each balance sheet date to ensure that it is carried at the lower of cost or net realizable value with cost determined based on the average cost basis. Wolo’s inventory consists of finished goods acquired for resale and is valued at the weighted-average cost determined on a specific item basis. The Company periodically evaluates the value of items in inventory and provides write-downs to inventory based on its estimate of market conditions. The Company estimated an obsolescence allowance of $425,848 and $387,848 at December 31, 2022 and 2021, respectively.

Property and Equipment

Property and equipment is stated at historical cost less accumulated depreciation. Depreciation of furniture, vehicles and equipment is calculated using the straight-line method over the estimated useful lives as follows:

Useful Life (Years)
Building and Improvements	2-5
Machinery and Equipment	3-7
Trucks and Vehicles	3-5

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Goodwill

Goodwill represents the excess of purchase price over the fair value of the net assets acquired. The Company evaluates goodwill for impairment annually, on December 31, or more frequently if an event occurs or circumstances that indicate the goodwill is not recoverable. When impairment indicators are identified, the Company may elect to perform an optional qualitative assessment to determine whether it is more likely than not that the fair value of its reporting units has fallen below their carrying value. This assessment is based on several factors, including industry and market conditions, overall financial performance, including an assessment of cash flows in comparison to actual and projected results of prior periods. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value based on such qualitative analysis, or if the Company elects to skip this step, the Company performs a Step 1 quantitative analysis to determine the fair value of the reporting unit. At December 31, 2022 and 2021, there were no impairments of goodwill.

Intangible Assets

Acquired identifiable intangible assets are amortized over the following periods:

Acquired intangible Asset	Amortization Basis	Expected Life (years)
Customer-Related	Straight-line basis	9-15
Marketing-Related	Straight-line basis	5
Technology-Related	Straight-line basis	7

The Company periodically evaluates the reasonableness of the useful lives of these assets. These assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. If impaired, intangible assets are written down to fair value based on discounted cash flows or other valuation techniques. The Company has no intangibles with indefinite lives. At December 31, 2022 and 2021, there were no impairments of intangible assets.

Long-Lived Assets

The Company reviews its property and equipment and right-of-use (“ROU”) assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. The test for impairment is required to be performed by management upon triggering events. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flow expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. At December 31, 2022 and 2021, there were no impairments of long-lived assets.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. A fair value hierarchy is used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined in the following three categories:

Level 1: Unadjusted quoted prices that are available in active markets for identical assets or liabilities at the measurement date.

Level 2: Significant other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly.

Level 3: Significant unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment.

The Company’s marketable securities are considered held to maturity are comprised of certificates of deposit and are categorized as Level 2 in the fair value hierarchy.

Cash and cash equivalents, receivables, inventories, prepaid expenses, accounts payable, accrued expenses, customer deposits, and contract assets and liabilities approximate fair value, due to their short-term nature. The carrying value of notes payable and short and long-term debt also approximates fair value since these instruments bear market rates of interest.

Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to long-lived assets, intangible assets, and goodwill, which are remeasured when the derived fair value is below carrying value in the consolidated balance sheets.

Income Taxes

Income taxes are accounted for under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Deferred income tax assets and liabilities are recorded with respect to temporary differences in the accounting treatment of items for financial reporting purposes and for income tax purposes. Where, based on the weight of available evidence, it is more likely than not that some amount of recorded deferred tax assets will not be realized, a valuation allowance is established for the amount that, in management’s judgment, is sufficient to reduce the deferred tax asset to an amount that is more likely than not to be realized. A tax position must meet a minimum probability threshold before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC Topic 718, Compensation-Stock Compensation. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued and are recognized over the employees required service period, which is generally the vesting period.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Basic Income (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is calculated by adjusting the weighted average number of shares of common stock outstanding for the dilutive effect, if any, of common stock equivalents. Common stock equivalents whose effect would be antidilutive are not included in diluted earnings (loss) per share. The Company uses the treasury stock method to determine the dilutive effect, which assumes that all common stock equivalents have been exercised at the beginning of the period and that the funds obtained from those exercises were used to repurchase shares of common stock of the Company at the average closing market price during the period (see Note 18).

Operating Leases

The Company accounts for leases in accordance with ASC Topic 842, Leases. The Company determines whether a contract is a lease at contract inception or for a modified contract at the modification date. At inception or modification, the Company recognizes ROU assets and related lease liabilities on the balance sheet for all leases greater than one year in duration. Lease liabilities and their corresponding ROU assets are initially measured at the present value of the unpaid lease payments as of the lease commencement date. If the lease contains a renewal and/or termination option, the exercise of the option is included in the term of the lease if the Company is reasonably certain that a renewal or termination option will be exercised. As the Company’s leases do not provide an implicit rate, the Company uses an estimated incremental borrowing rate (“IBR”) based on the information available at the commencement date of the respective lease to determine the present value of future payments. The IBR is determined by estimating what it would cost the Company to borrow a collateralized amount equal to the total lease payments over the lease term based on the contractual terms of the lease and the location of the leased asset.

Operating lease payments are recognized as an expense on a straight-line basis over the lease term in equal amounts of rent expense attributed to each period during the term of the lease, regardless of when actual payments are made. This generally results in rent expense in excess of cash payments during the early years of a lease and rent expense less than cash payments in later years. The difference between rent expense recognized and actual rental payments is typically represented as the spread between the ROU asset and lease liability.

When calculating the present value of minimum lease payments, the Company accounts for leases as one single lease component if a lease has both lease and non-lease fixed cost components. Variable lease and non-lease cost components are expensed as incurred.

The Company does not recognize ROU assets and lease liabilities for short-term leases that have an initial lease term of 12 months or less. The Company recognizes the lease payments associated with short-term leases as an expense on a straight-line basis over the lease term.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Liquidity and Going Concern Assessment

As of December 31, 2022, the Company had cash and cash equivalents of $1,079,355. For the year ended December 31, 2022, the Company incurred a loss from operations of $5,739,508 (before deducting losses attributable to non-controlling interests), cash flows used in operations of $4,131,477, and working capital deficit of $2,935,590. The Company has generated operating losses since its inception and has relied on cash on hand, sales of securities, external bank lines of credit, and issuance of third-party and related party debt to support cashflow from operations, which creates substantial doubt about its ability to continue as a going concern for a period at least one year from the date of issuance of these consolidated financial statements.

Management plans to address the above as needed by, securing additional bank lines of credit and obtaining additional financing through debt or equity transactions. Management has implemented tight cost controls to conserve cash.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and to eventually attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Sequencing

Under ASC Topic 815, Derivatives and Hedging, the Company has adopted a sequencing policy, whereby, in the event that reclassification of contracts from equity to assets or liabilities is necessary pursuant to ASC 815 due to the Company’s inability to demonstrate it has sufficient authorized shares as a result of certain securities with a potentially indeterminable number of shares, shares will be allocated on the basis of the earliest maturity date of potentially dilutive instruments first, with the earliest maturity date of grants receiving the first allocation of shares. Pursuant to ASC 815, issuances of securities to the Company’s employees and directors, or to compensate grantees in a share-based payment arrangement, are not subject to the sequencing policy.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this update, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. As a smaller reporting company, the guidance is effective for our fiscal years beginning after December 15, 2022. The Company does not expect the adoption of this ASU to have a material impact on the consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts In An Entity’s Own Equity. ASU 2020-06 simplifies the accounting for certain convertible instruments by removing the separation models for convertible debt with a cash conversion feature and for convertible instruments with a beneficial conversion feature. As a result, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. Additionally, ASU 2020-06 amends the diluted earnings per share calculation for convertible instruments by requiring the use of the if-converted method. The treasury stock method is no longer available. For SEC filers, excluding smaller reporting companies, ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted this guidance on January 1, 2022. The Company’s adoption of this update did not have a material impact on the consolidated financial statements and related disclosures.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU amends ASC 805 to require acquiring entities to apply ASC 606 to recognize and measure contract assets and contract liabilities in business combinations. The ASU is effective for public entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. This ASU should be applied prospectively to acquisitions occurring on or after the effective date of December 15, 2022, and early adoption is permitted. The Company adopted this guidance on January 1, 2022. The Company’s adoption of this update did not have a material impact on the consolidated financial statements and related disclosures.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

In March 2022, the FASB issued ASU 2022-02, Troubled Debt Restructurings (“TDRs”) and Vintage Disclosures (Topic 326): Financial Instruments – Credit Losses. This amended guidance will eliminate the accounting designation of a loan modification as a TDR, including eliminating the measurement guidance for TDRs. The amendments also enhance existing disclosure requirements and introduce new requirements related to modifications of receivables made to borrowers experiencing financial difficulty. Additionally, this guidance requires entities to disclose gross write-offs by year of origination for financing receivables, such as loans and interest receivable. The ASU is effective January 1, 2023, and is required to be applied prospectively, except for the recognition and measurement of TDRs which can be applied on a modified retrospective basis. The Company does not expect the adoption of this ASU to have a material impact on the consolidated financial statements and related disclosures.

NOTE 3—DISAGGREGATION OF REVENUES AND SEGMENT REPORTING

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

The Company’s revenues for the years ended December 31, 2022 and 2021 are disaggregated as follows:

	Year Ended December 31, 2022
	Retail and Appliances	Construction	Automotive Supplies	Total
Revenues
Appliances	$9,197,811	$-	$-	$9,197,811
Appliance accessories, parts, and other	1,473,318	-	-	1,473,318
Automotive horns	-	-	5,068,616	5,068,616
Automotive lighting	-	-	1,420,472	1,420,472
Custom cabinets and countertops	-	10,644,283	-	10,644,283
Finished carpentry	-	21,124,624	-	21,124,624
Total Revenues	$10,671,129	$31,768,907	$6,489,088	$48,929,124

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

	Year Ended December 31, 2021
	Retail and Appliances	Construction	Automotive Supplies	Total
Revenues
Appliances	$11,214,436	$-	$-	$11,214,436
Appliance accessories, parts, and other	1,526,627	-	-	1,526,627
Automotive horns	-	-	4,215,868	4,215,868
Automotive lighting	-	-	1,500,163	1,500,163
Custom cabinets and countertops	-	7,391,959	-	7,391,959
Finished carpentry	-	4,811,931	-	4,811,931
Total Revenues	$12,741,063	$12,203,890	$5,716,031	$30,660,984

Segment information for the years ended December 31, 2022 and 2021 is as follows:

	Year Ended December 31, 2022
	Retail and Appliances	Construction	Automotive Supplies	Corporate Services	Total
Revenues	$10,671,129	$31,768,907	$6,489,088	$-	$48,929,124
Operating expenses
Cost of revenues	8,203,401	20,980,103	4,044,226	-	33,227,730
Personnel	822,539	6,100,374	1,094,361	1,513,827	9,531,101
Depreciation and amortization	222,438	1,607,148	207,526	-	2,037,112
General and administrative	1,649,702	5,156,425	1,275,369	1,791,193	9,872,689
Total Operating Expenses	10,898,080	33,844,050	6,621,482	3,305,020	54,668,632
Loss from Operations	$(226,951)	$(2,075,143)	$(132,394)	$(3,305,020)	$(5,739,508)

	Year Ended December 31, 2021
	Retail and Appliances	Construction	Automotive Supplies	Corporate Services	Total
Revenues	$12,741,063	$12,203,890	$5,716,031	$-	$30,660,984
Operating expenses
Cost of revenues	9,782,837	6,709,827	3,608,242	-	20,100,906
Personnel	783,913	1,463,443	1,014,895	541,246	3,803,497
Depreciation and amortization	182,714	570,378	155,890	-	908,982
General and administrative	1,916,882	2,376,351	1,912,695	745,570	6,951,498
Total Operating Expenses	12,666,346	11,119,999	6,691,722	1,286,816	31,764,883
Income (loss) from Operations	$74,717	$1,083,891	$(975,691)	$(1,286,816)	$(1,103,899)

NOTE 4—DISCONTINUED OPERATIONS

ASC Topic 360, Property, Plant, and Equipment, requires that a long-lived asset (disposal group) to be sold shall be classified as held for sale in the period in which a set of criteria have been met, including criteria that the sale of the asset (disposal group) is probable, and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

On April 19, 2021, the Company entered into a stock purchase agreement with the original owners of Neese, pursuant to which they purchased our 55% ownership interest in 1847 Neese for a purchase price of $325,000 in cash. As a result of this transaction, 1847 Neese is no longer a subsidiary of the Company. All financial information of 1847 Neese operations are classified as discontinued operations and not presented as part of continuing operations for the year ended December 31, 2021.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

In accordance with ASC Topic 205, Presentation of Financial Statements, the Company elected to not allocate consolidated interest expense to discontinued operations where the debt is not directly attributable to or related to discontinued operations.

The following information presents the major classes of line items constituting the after-tax loss from discontinued operations in the consolidated statements of operations for the year ended December 31, 2021:

Year Ended December 31, 2021
REVENUES
Services	$612,862
Sales of parts and equipment	324,189
TOTAL REVENUE	937,051
OPERATING EXPENSES
Cost of revenues	298,050
Personnel costs	485,774
Depreciation and amortization	360,746
Fuel	112,746
General and administrative	290,872
TOTAL OPERATING EXPENSES	1,548,188
LOSS FROM OPERATIONS	(611,137)
OTHER INCOME (EXPENSE)
Financing costs and loss on early extinguishment of debt	(320)
Gain on forgiveness of debt	380,247
Gain on sale of assets	548,723
Interest expense	(78,308)
Other income (expense)	1,200
TOTAL OTHER INCOME (EXPENSE)	851,542
NET LOSS BEFORE INCOME TAXES	240,405
INCOME TAX EXPENSE	-
NET INCOME BEFORE NON-CONTROLLING INTERESTS	240,405
LESS NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	108,182
NET INCOME ATTRIBUTABLE TO SHAREHOLDERS	$132,223

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

The following information presents the major classes of line items constituting significant operating, investing and financing cash flow activities in the unaudited consolidated statements of cash flows relating to discontinued operations for the year ended December 31, 2021:

Year Ended December 31, 2021
Cash flows from operating activities of discontinued operations:
Net Income	$240,405
Adjustments to reconcile net loss to net cash provided by (used in) operating activities of discontinued operations:
Depreciation and amortization	360,746
Amortization of financing costs and warrant features	2,187
Amortization of operating lease right-of-use assets	19,007
Gain on forgiveness of PPP loans	(380,247)
Gain on sale of equipment	(548,723)
Changes in operating assets and liabilities:
Accounts receivable	10,698
Inventory	(161,286)
Prepaid expenses and other assets	49,222
Accounts payable and accrued expenses	118,980
Operating lease liability	(19,007)
Accrued expense long-term	137,438
Net cash used in operating activities from discontinued operations	$(170,580)

Cash flows from investing activities in discontinued operations:
Proceeds from sale of equipment	$675,000
Purchase of equipment	(30,697)
Net cash provided by investing activities in discontinued operations	$644,303

Cash flows from financing activities in discontinued operations:
Proceeds from note payable	$380,385
Repayments of notes payable	(589,078)
Net cash used in financing activities in discontinued operations	$(208,693)

NOTE 5—RECEIVABLES

Receivables at December 31, 2022 and 2021 consisted of the following:

	December 31, 2022	December 31, 2021
Trade accounts receivable	$4,867,749	$2,691,702
Vendor rebates receivable	460	126,118
Credit card payments in process of settlement	102,917	116,187
Retainage	603,442	803,989
Total receivables	5,574,568	3,737,996
Allowance for doubtful accounts	(359,000)	(359,000)
Total receivables, net	$5,215,568	$3,378,996

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

NOTE 6—INVENTORIES

Inventories at December 31, 2022 and 2021 consisted of the following:

	December 31, 2022	December 31, 2021
Appliances	$2,155,839	$2,206,336
Automotive	934,683	2,064,834
Construction	1,519,345	1,543,980
Total inventories	4,609,867	5,815,150
Less reserve for obsolescence	(425,848)	(387,848)
Total inventories, net	$4,184,019	$5,427,302

Inventory balances are composed of finished goods. Raw materials and work in process inventory are immaterial to the consolidated financial statements.

NOTE 7—PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2022 and 2021 consisted of the following:

	December 31, 2022	December 31, 2021
Equipment and machinery	$1,403,817	$808,592
Office furniture and equipment	156,960	105,203
Transportation equipment	883,077	864,121
Leasehold improvements	166,760	112,356
Total property and equipment	2,610,614	1,890,272
Less: Accumulated depreciation	(725,408)	(194,961)
Property and equipment, net	$1,885,206	$1,695,311

Depreciation expense for the years ended December 31, 2022 and 2021 was $578,344 and $166,412, respectively.

NOTE 8—INTANGIBLE ASSETS

Intangible assets at December 31, 2022 and 2021 consisted of the following:

	December 31, 2022	December 31, 2021
Customer relationships	$9,024,000	$9,024,000
Marketing-related	2,684,000	2,684,000
Technology-related	623,000	623,000
Total intangible assets	12,331,000	12,331,000
Less: accumulated amortization	(2,345,871)	(887,103)
Intangible assets, net	$9,985,129	$11,443,897

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Amortization expense for the years ended December 31, 2022 and 2021 was $1,458,768 and $742,570, respectively.

Estimated amortization expense for intangible assets for the next five years consists of the following as of December 31, 2022:

Year Ending December 31,	Amount
2023	$1,458,768
2024	1,458,768
2025	1,325,778
2026	1,150,640
2027	909,142
Thereafter	3,682,033
Total	$9,985,129

NOTE 9—ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31, 2022 and 2021 consisted of the following:

	December 31, 2022	December 31, 2021
Trade accounts payable	$4,129,393	$3,117,825
Credit cards payable	357,964	52,300
Accrued payroll liabilities	824,369	263,590
Accrued interest	1,179,875	711,258
Accrued dividends	136,052	242,160
Other accrued liabilities	114,116	431,539
Total accounts payable and accrued expenses	$6,741,769	$4,818,672

On July 26, 2022, the Company entered into a conversion agreement with Bevilacqua PLLC, pursuant to which it agreed to convert $1,197,280 of the accounts payable owed to it into 285,067 common shares of the Company at a conversion price of $4.20 per share. As a result, the Company recognized a loss on extinguishment of debt of $456,109.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

NOTE 10—LEASES

Operating Leases

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

On October 29, 2021, High Mountain entered into a new lease agreement with a third party. The term of the lease commenced on June 1, 2022 (upon the completion of improvements) and is for a period of 61 months. The base rent is $29,400 for months 2-13 (with no payments for the first month), with gradual increases to $34,394 for months 50-61. In addition, High Mountain is responsible for its proportionate share of all taxes, insurance and certain operating costs during the lease term. The lease agreement contains customary events of default, representations, warranties and covenants. The lease increased the operating lease right to use asset and corresponding operating lease liability by $1,718,183.

In April 2022, Wolo entered into a lease amendment to renew its office and warehouse space in the automotive supplies segment, located in Deer Park, New York. The lease renewal commenced on August 1, 2022 and shall expire on July 31, 2025. Under the terms of the lease renewal, Wolo will lease the premises at the monthly rate of $7,518 for the first year, with scheduled annual increases. The lease agreement contains customary events of default, representations, warranties, and covenants. The remeasurement of the ROU asset and liability associated with this operating lease was $254,713.

The following was included in the consolidated balance sheets at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Operating lease right-of-use assets	$2,854,196	$3,192,604
Lease liabilities, current portion	713,100	613,696
Lease liabilities, long-term	2,237,797	2,607,862
Total operating lease liabilities	$2,950,897	$3,221,558
Weighted-average remaining lease term (months)	47	59
Weighted average discount rate	4.36%	4.29%

Rent expense for the years ended December 31, 2022 and 2021 was $1,054,936 and $448,510, respectively.

As of December 31, 2022, maturities of operating lease liabilities were as follows:

Year Ending December 31,	Amount
2023	$829,045
2024	846,987
2025	802,413
2026	512,756
2027	228,889
Thereafter	-
Total	3,220,090
Less: imputed interest	(269,193)
Total operating lease liabilities	$2,950,897

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Financing Leases

On May 6, 2021, Kyle’s entered in an equipment financing lease to purchase equipment for $276,896, which matures in December 2027. The balance payable was $229,080 as of December 31, 2022.

On October 12, 2021, Kyle’s entered in an equipment financing lease to purchase equipment for $245,376, which matures in December 2027. The balance payable was $203,169 as of December 31, 2022.

On March 28, 2022, Kyle’s entered an equipment financing lease to purchase machinery and equipment for $316,798, which matures in January 2028. The balance payable was $274,527 as of December 31, 2022.

On April 11, 2022, Kyle’s entered in an equipment financing lease to purchase machinery and equipment for $11,706, which matures in June 2027. The balance payable was $10,237 as of December 31, 2022.

On July 13, 2022, Kyle’s entered in an equipment financing lease to purchase machinery and equipment for $240,260, which matures in June 2028. The balance payable was $223,179 as of December 31, 2022.

As of December 31, 2022, maturities of financing lease liabilities were as follows:

Year Ending December 31,	Amount
2023	$234,556
2024	218,099
2025	211,332
2026	211,332
2027	210,042
Thereafter	28,833
Total	1,114,194
Less: amount representing interest	(144,328)
Present value of minimum lease payments	$969,866

NOTE 11—BUSINESS COMBINATIONS

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

The Company accounted for the Wolo Acquisition using the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. In accordance with ASC 805, the Company assigned fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date.

The fair value of the purchase consideration issued to the Wolo Sellers was allocated to the net tangible assets acquired. The fair value of the net assets acquired was approximately $6,606,403. The excess of the aggregate fair value of the net tangible assets has been allocated to goodwill.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

The Company accounted for the H&I Acquisition using the acquisition method of accounting in accordance with ASC 805. In accordance with ASC 805, the Company assigned fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date.

The fair value of the purchase consideration issued to the H&I Sellers was allocated to the net tangible assets acquired. The fair value of the net assets acquired was approximately $3,716,376. The excess of the aggregate fair value of the net tangible assets has been allocated to goodwill.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

The table below shows an analysis for the H&I Acquisition:

Purchase consideration at fair value:
Cash	$10,687,500
Notes payable, net of debt discount	4,753,673
Amount of consideration	$15,441,173

Assets acquired and liabilities assumed at fair value
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

The estimated useful life remaining on the property and equipment acquired in the Wolo and H&I acquisitions is 3 to 7 years.

For the years ended December 31, 2022 and 2021, Wolo contributed revenue of $6,489,088 and $5,716,031, respectively, and net loss from continuing operations of $1,307,085 and $1,476,272, respectively, which are included in the consolidated statements of operations for the years ended December 31, 2022 and 2021.

For the years ended December 31, 2022 and 2021, High Mountain and Innovative Cabinets contributed combined revenue of $25,817,012 and $6,766,540, respectively, and combined net loss from continuing operations of $5,121,056 and combined net income from continuing operations $276,743, respectively, which are included in the consolidated statements of operations for the years ended December 31, 2022 and 2021.

Pro Forma Information

The following unaudited pro forma results presented below include the effects of the Wolo and H&I acquisitions as if they had been consummated as of January 1, 2021, with adjustments to give effect to pro forma events that are directly attributable to the acquisitions.

	Years Ended December 31,
	2022	2021
Revenues	$48,929,124	$51,589,004
Net loss	(10,801,913)	(4,445,617)
Net loss attributable to common shareholders	(20,071,529)	(6,540,284)
Loss per share attributable to common shareholders:
Basic	$(8.36)	$(5.51)
Diluted	$(8.36)	$(5.51)

These unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations would have been if the acquisitions had occurred at the beginning of the period presented, nor are they indicative of future results of operations.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

NOTE 12 —NOTES PAYABLE

Notes payable at December 31, 2022 and 2021 consisted of the following:

	December 31, 2022	December 31, 2021
6% Subordinated Amortizing Promissory Notes	$465,805	$581,963
Loans on vehicles	230,235	396,351
Subtotal	696,040	943,923
Current portion of notes payable	(551,210)	(692,522)
Long-term notes payable	$144,830	$251,401

Promissory Notes

On July 29, 2020, 1847 Asien entered into a securities purchase agreement with the Asien’s Seller, pursuant to which the Asien’s Seller sold 103,750 common shares to 1847 Asien a purchase price of $10.00 per share. As consideration, 1847 Asien issued to the Asien’s Seller a two-year 6% amortizing promissory note in the aggregate principal amount of $1,037,500. On October 8, 2021, 1847 Asien and the Asien’s Seller entered into amendment no. 1 to securities purchase agreement to amend certain terms of the securities purchase agreement and the 6% amortizing promissory note. Pursuant to the amendment, the repayment terms of the 6% amortizing promissory note were revised so that one-half (50%) of the outstanding principal amount ($518,750) and all accrued interest thereon shall be amortized on a two-year straight-line basis and payable quarterly in accordance with the amortization schedule set forth on Exhibit A to the amendment, except for the payments that were initially scheduled on January 1, 2022 and April 1, 2022, which were paid from the proceeds of the senior convertible promissory notes described below, and the second-half (50%) of the outstanding principal amount ($518,750) and all accrued, but unpaid interest thereon shall be paid on the second anniversary of the date of the 6% amortizing promissory note, along with any other unpaid principal or accrued interest thereon. On October 20, 2022, the parties entered into a letter agreement pursuant to which the parties agreed to extend the maturity date of the note to February 28, 2023 and revised the repayment terms so that the outstanding principal amount and all accrued interest thereon shall be payable monthly, beginning on November 30, 2022. As additional consideration for entering into the letter agreement, 1847 Asien also agreed to pay the Asien’s Seller $87,707 as an amendment fee. The note is unsecured and contains customary events of default. The remaining principal and accrued interest balance of the note at December 31, 2022 was $465,805 and $94,456, respectively.

On March 30, 2021, a portion of the purchase price for the acquisition of Wolo was paid by the issuance of a 6% secured promissory note in the principal amount of $850,000 by 1847 Wolo to the Wolo Sellers. Interest on the outstanding principal amount was payable quarterly at the rate of six percent (6%) per annum. On October 8, 2021, the promissory note was repaid in full.

On March 30, 2021, 1847 Wolo and Wolo entered into a credit agreement with Sterling National Bank for revolving loans in the principal amount of $1,000,000 and a term loan in the principal amount of $3,550,000. On October 8, 2021, the revolving loan and the term loan were repaid in full.

On July 8, 2022, the Company entered into a securities purchase agreement with Mast Hill Fund, L.P., pursuant to which the Company issued to it a promissory note in the principal amount of $600,000 and a five-year warrant for the purchase of 100,000 common shares at an exercise price of $6.00 per share (subject to adjustment), which such exercise price was adjusted to $4.20 following the adjustments (see Note 17), which may be exercised on a cashless basis if the market price of the Company’s common shares is greater than the exercise price, for total net proceeds of $499,600. Additionally, the Company issued a three-year warrant to J.H. Darbie & Co (the broker) for the purchase of 3,600 common shares at an exercise price of $7.50 (subject to adjustment), which such exercise price was adjusted to $4.20 following the adjustments, which may be exercised on a cashless basis if the market price of the Company’s common shares is greater than the exercise price. Accordingly, a portion of the proceeds were allocated to the warrants based on its relative fair value using the Geometric Brownian Motion Stock Path Monte Carlo Simulation. On August 10, 2022, the promissory note was repaid in full.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Vehicle Loans

Asien’s has entered into seven retail installment sale contracts pursuant to which it agreed to finance its delivery trucks at rates ranging from 3.74% to 8.72% with an aggregate remaining principal amount of $93,140 as of December 31, 2022.

Kyle’s has entered into two retail installment sale contracts pursuant to which it agreed to finance its delivery trucks at rates ranging from 5.90% to 6.54% with an aggregate remaining principal amount of $50,950 as of December 31, 2022.

High Mountain has entered into twelve retail installment sale contracts pursuant to which it agreed to finance delivery trucks and equipment at rates ranging from 3.74% to 6.34% with an aggregate remaining principal amount of $71,723 as of December 31, 2022.

Innovative Cabinets has entered into two retail installment sale contracts pursuant to which it agreed to finance delivery trucks and equipment at rates of 3.74% with an aggregate remaining principal amount of $14,422 as of December 31, 2022.

Following is a summary of payments due on notes payable for the succeeding five years:

Year Ending December 31,	Amount
2023	$551,210
2024	66,988
2025	52,231
2026	17,427
2027	8,184
Thereafter	-
Total payments	$696,040

NOTE 13 —NOTE PAYABLE – RELATED PARTY

On September 30, 2020, a portion of the purchase price for the acquisition of Kyle’s was paid by the issuance of a promissory note by 1847 Cabinet to the Kyle’s Sellers in the principal amount of $1,260,000. Payment of the principal and accrued interest on the note was subject to vesting. As of December 31, 2021, the vested principal and accrued interest balance of the related party note was $1,001,183 and $103,156, respectively.

On July 26, 2022, the Company and 1847 Cabinet entered into a conversion agreement with the Kyle’s Sellers, pursuant to which they agreed to convert $797,221 of the vesting note into 189,815 common shares of the Company at a conversion price of $4.20 per share. As a result, the Company recognized a loss on extinguishment of debt of $303,706. Pursuant to the conversion agreement, the note was cancelled, and the Company agreed to pay $558,734 to the Kyle’s Sellers no later than October 1, 2022. See also Note 20 regarding an amendment to the conversion agreement. As of December 31, 2022, the vested principal and accrued interest balance of the related party note was $362,779 and $203,291, respectively.

NOTE 14—CONVERTIBLE PROMISSORY NOTES

Secured Convertible Promissory Notes

On October 8, 2021, the Company and each of its subsidiaries 1847 Asien, 1847 Wolo, 1847 Cabinet, entered into a note purchase agreement with two institutional investors, pursuant to which the Company issued to these purchasers secured convertible promissory notes in the aggregate principal amount of $24,860,000. The notes contain an aggregate original issue discount of $497,200. As a result, the total purchase price was $24,362,800. After payment of expenses of $617,825, the Company received net proceeds of $23,744,975, of which $10,687,500 was used to fund the cash portion of the purchase price for the acquisition of High Mountain and Innovative Cabinets. In addition, as consideration for the financing, the Company granted the financing agent warrants for the purchase of 187,500 common shares with a fair value of $956,526 and 7.5% interest in High Mountain and Innovative Cabinets which had a fair value of $1,146,803. The agent fees were reflected as a discount against the convertible note payable with the warrants being included in additional paid in capital and the equity interest being including within noncontrolling interest on the consolidated balance sheet. The remaining principal balance of the convertible notes at December 31, 2022 is $22,432,803, net of debt discounts of $2,427,197, and an accrued interest balance of $500,702.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

The holders of the notes may, in their sole discretion, elect to convert any outstanding and unpaid principal portion of the notes, and any accrued but unpaid interest on such portion, into common shares at a conversion price equal to $4.20 (subject to standard adjustments, including a full ratchet antidilution adjustment); provided that the notes contain certain beneficial ownership limitations.

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

6% Subordinated Convertible Promissory Notes

On October 8, 2021, a portion of the purchase price for the acquisition of High Mountain and Innovative Cabinets was paid by the issuance of 6% subordinated convertible promissory notes in the aggregate principal amount of $5,880,345 by 1847 Cabinet to the H&I Sellers.

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

At any time prior to October 8, 2022, the holders may, in their sole discretion, elect to convert up to twenty percent (20%) of the original principal amount of the notes and all accrued, but unpaid, interest into such number of shares of the common stock of 1847 Cabinet determined by dividing the amount to be converted by a conversion price determined by dividing (i) the fair market value of 1847 Cabinet (determined in accordance with the notes) by (ii) the number of shares of 1847 Cabinet outstanding on a fully diluted basis. In addition, on October 8, 2021, the Company entered into an exchange agreement with the holders, pursuant to which the Company granted them the right to exchange all of the principal amount and accrued but unpaid interest under the notes or any portion thereof for a number of common shares to be determined by dividing the amount to be converted by an exchange price equal to the higher of (i) the 30-day volume weighted average price for the common shares on the primary national securities exchange or over-the-counter market on which the common shares are traded over the thirty (30) trading days immediately prior to the applicable exchange date or (ii) $10.00 (subject to equitable adjustments for stock splits, stock combinations, recapitalizations and similar transactions).

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

The notes contain customary events of default, including in the event of a default under the secured convertible promissory notes described above. The rights of the holders to receive payments under the notes are subordinated to the rights of the purchasers under secured convertible promissory notes described above.

On July 26, 2022, the Company and 1847 Cabinet entered into a conversion agreement with the H&I Sellers, pursuant to which they agreed to convert an aggregate of $3,360,000 of the convertible notes into an aggregate of 800,000 common shares of the Company at a conversion price of $4.20 per share. As a result, the Company recognized a loss on extinguishment of debt of $1,280,000. The remaining principal balance of the convertible notes at December 31, 2022 is $2,234,996, net of debt discounts of $285,350, and an accrued interest balance of $381,426.

Following is a summary of payments due on convertible notes payable for the succeeding five years:

Year Ending December 31,	Amount
2023	$-
2024	2,520,346
2025	-
2026	24,860,000
2027	-
Thereafter	-
Total payments	$27,380,346

NOTE 15—RELATED PARTIES

Management Services Agreement

On April 15, 2013, the Company and 1847 Partners LLC (the “Manager”) entered into a management services agreement, pursuant to which the Company is required to pay the Manager a quarterly management fee equal to 0.5% of its adjusted net assets for services performed (the “Parent Management Fee”). The amount of the Parent Management Fee with respect to any fiscal quarter is (i) reduced by the aggregate amount of any management fees received by the Manager under any offsetting management services agreements with respect to such fiscal quarter, (ii) reduced (or increased) by the amount of any over-paid (or under-paid) Parent Management Fees received by (or owed to) the Manager as of the end of such fiscal quarter, and (iii) increased by the amount of any outstanding accrued and unpaid Parent Management Fees. The Company expensed $0 in Parent Management Fees for the years ended December 31, 2022 and 2021.

Offsetting Management Services Agreements

1847 Asien entered into an offsetting management services agreement with the Manager on May 28, 2020, 1847 Cabinet entered into an offsetting management services agreement with the Manager on August 21, 2020 (which was amended and restated on October 8, 2021) and 1847 Wolo entered into an offsetting management services agreement with the Manager on March 30, 2021. Pursuant to the offsetting management services agreements, 1847 Asien appointed the Manager to provide certain services to it for a quarterly management fee equal to the greater of $75,000 or 2% of adjusted net assets (as defined in the management services agreement), 1847 Cabinet appointed the Manager to provide certain services to it for a quarterly management fee equal to the greater of $75,000 or 2% of adjusted net assets (as defined in the management services agreement), which was increased to $125,000 or 2% of adjusted net assets on October 8, 2021, and 1847 Wolo appointed the Manager to provide certain services to it for a quarterly management fee equal to the greater of $75,000 or 2% of adjusted net assets (as defined in the management services agreement); provided, however, in each case that if the aggregate amount of management fees paid or to be paid by such entities, together with all other management fees paid or to be paid to the Manager under other offsetting management services agreements, exceeds, or is expected to exceed, 9.5% of the Company’s gross income in any fiscal year or the Parent Management Fee in any fiscal quarter, then the management fee to be paid by such entities shall be reduced, on a pro rata basis determined by reference to the other management fees to be paid to the Manager under other offsetting management services agreements.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

1847 Asien expensed management fees of $300,000 for the years ended December 31, 2022 and 2021.

1847 Cabinet expensed management fees of $500,000 and $350,000 for the years ended December 31, 2022 and 2021, respectively.

1847 Wolo expensed management fees of $300,000 and $225,000 for the years ended December 31, 2022 and 2021, respectively.

On a consolidated basis, the Company expensed total management fees of $1,100,000 and $875,000 for the years ended December 31, 2022 and 2021, respectively.

Advances

From time to time, the Company has received advances from its chief executive officer to meet short-term working capital needs. As of December 31, 2022 and 2021, a total of $118,834 in advances from related parties are outstanding. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

As of December 31, 2022 and 2021, the Manager has funded the Company $74,928 in related party advances. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

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

As of December 31, 2022 and 2021, the total rent expense under this related party leases was $87,106.

NOTE 16—CONVERTIBLE PREFERRED SHARES

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

DECEMBER 31, 2022 AND 2021

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

Voting Rights. The series A senior convertible preferred shares do not have any voting rights; provided that, so long as any series A senior convertible preferred shares are outstanding, the affirmative vote of holders of a majority of series A senior convertible preferred shares, which majority must include Leonite Capital LLC so long as it holds any series A senior convertible preferred shares (the “Requisite Holders”), voting as a separate class, shall be necessary for approving, effecting or validating any amendment, alteration or repeal of any of the provisions of the share designation. In addition, so long as any series A senior convertible preferred shares are outstanding, the affirmative vote of the Requisite Holders shall be required prior to the creation or issuance by the Company or by its subsidiaries Kyle’s and Wolo of (i) any parity securities; (ii) any senior securities; and (iii) any new indebtedness other than (A) intercompany indebtedness by Kyle’s or Wolo in favor of the Company, (B) indebtedness incurred in favor of the sellers of Kyle’s or Wolo in connection with the acquisition of Kyle’s or Wolo, or (C) indebtedness (or the refinancing of such indebtedness) the proceeds of which are used to complete the acquisition of Kyle’s or Wolo related expenses or working capital to operate the business of Kyle’s or Wolo. Notwithstanding the foregoing, this shall not apply to any financing transaction the use of proceeds of which will be used to redeem the series A senior convertible preferred shares and the warrants issued in connection therewith.

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

DECEMBER 31, 2022 AND 2021

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

On March 26, 2021, the Company sold an aggregate of 1,818,182 units, at a price of $1.65 per unit, for aggregate gross proceeds of $3,000,000. Each unit consists of one (1) series A senior convertible preferred share and a three-year warrant to purchase one (1) common share at an exercise price of $10.00 per common share (subject to adjustments), which such exercise price was adjusted to $4.20 following the adjustments (see Note 17), and may be exercised on a cashless basis under certain circumstances. The embedded conversion options of the series A senior convertible preferred shares and warrants were clearly and closely related to the equity host and did not require bifurcation. The $3,000,000 of proceeds were allocated on a relative fair value basis of $1,527,086 to the series A preferred shares and $1,472,914 to the warrants. The series A preferred shares fair value was derived using an Option Pricing Method and the warrants fair value was derived using a Monte Carlo Simulation Model.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

During the year ended December 31, 2022, the Company accrued dividends attributable to the series A senior convertible preferred shares in the amount of $590,162 and paid prior period accrued dividends of $615,593. During the year ended December 31, 2021, the Company accrued dividends attributable to the series A senior convertible preferred shares in the amount of $984,176 and paid prior period accrued dividends of $1,032,806.

As of December 31, 2022 and 2021, the Company had 1,593,940 and 1,818,182 series A senior convertible preferred shares issued and outstanding, respectively.

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

DECEMBER 31, 2022 AND 2021

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

From February 24, 2022 to March 24, 2022, the Company sold an aggregate of 426,999 units, at a price of $3.00 per unit, for aggregate gross proceeds of $1,281,000. From April 20, 2022 to May 19, 2022, the Company sold an aggregate of 54,567 units to the Company’s Chief Executive Officer, Ellery W. Roberts, for aggregate gross proceeds of $163,700. The Company had total issuance costs relating to these offerings of approximately $15,000, resulting in net proceeds of $1,429,700.

Each unit consists of one (1) series B senior convertible preferred share and a three-year warrant to purchase one (1) common share at an exercise price of $12.00 per common share (subject to adjustments), which such exercise price was adjusted to $4.20 following the adjustments (see Note 17), and may be exercised on a cashless basis under certain circumstances. The embedded conversion options of the series B senior convertible preferred shares and warrants were clearly and closely related to the equity host and did not require bifurcation. The $1,429,700 of net proceeds were allocated on a relative fair value basis of $1,257,650 to the series B preferred shares and $172,050 to the warrants. The series B preferred shares fair value was derived using an Option Pricing Method and the warrants fair value was derived using a Monte Carlo Simulation Model.

On August 26, 2022, the Company redeemed 16,667 series B senior convertible preferred shares for a total redemption price of $57,501.

During the year ended December 31, 2022, the Company accrued dividends attributable to the series B senior convertible preferred shares in the amount of $162,268 and paid prior period accrued dividends of $129,103.

As of December 31, 2022 and 2021, the Company had 464,899 and 0 series B senior convertible preferred shares issued and outstanding, respectively.

Mezzanine (Temporary) Equity Classification

The Company applied the guidance in ASC Topic 480, Distinguishing Liabilities from Equity and ASC Topic 815, Derivatives and Hedging, in order to determine the appropriate classification for both the series A senior convertible preferred shares and the series B senior convertible preferred shares (see above for series A and B senior convertible preferred shares rights).

ASC 480 requires equity instruments to be evaluated on an ongoing basis for mezzanine equity (temporary equity) vs permanent equity classification. As a result of the maximum number of common shares that may be issuable (upon conversion of the preferred securities) exceeding the number of authorized but unissued common shares available, temporary equity classification is required. As of December 31, 2021, there were 1,818,182 series A senior convertible preferred shares presented in mezzanine equity.

As a result of the 1-for-4 reverse split of the outstanding common shares on August 2, 2022 (as described in Note 1), the maximum number of common shares that may be issuable (upon conversion of the preferred securities) no longer exceeded the number of unissued common shares available, resulting in the reclassification of 1,684,849 series A senior convertible preferred shares and 481,566 series B senior convertible preferred shares from mezzanine equity to permanent equity.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

NOTE 17—SHAREHOLDERS’ EQUITY (DEFICIT)

Allocation Shares

As of December 31, 2022 and 2021, the Company had authorized and outstanding 1,000 allocation shares. These allocation shares do not entitle the holder thereof to vote on any matter relating to the Company other than in connection with amendments to the Company’s operating agreement and in connection with certain other corporate transactions as specified in the operating agreement.

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

Common Shares

The Company’s board of directors approved a 1-for-4 reverse stock split of its issued and outstanding common shares, which became effective August 2, 2022 (as described in Note 1).

As of December 31, 2022 and 2021, the Company was authorized to issue 500,000,000 common shares. As of December 31, 2022 and 2021, the Company had 4,079,137 and 1,210,918 common shares issued and outstanding, respectively.

On March 26, 2021, the Company issued an aggregate of 99,710 common shares to the holders of the series A senior convertible preferred shares issued during 2020. The purchase price for the units issued to such holders was $1.90 per unit. As noted above, on March 26, 2021, the Company issued additional units at a purchase price of $1.65 per unit. In exchange for the consent of the holders of the Company’s outstanding series A senior convertible preferred shares to the issuance of these additional units at a lower purchase price than such holders paid for their shares, the Company issued 99,710 common shares to such holders.

On February 16, 2022, the Company issued 38,096 common shares upon the conversion of 133,333 series A senior convertible preferred shares.

From July 12, 2022 to September 15, 2022, the Company issued 126,669 common shares upon cashless exercises of warrants.

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

On August 2, 2022, the Company issued an aggregate of 800,000 common shares upon the partial extinguishment of the 6% convertible promissory notes issued to the H&I Sellers (as described in Note 14).

On August 2, 2022, the Company issued 189,815 common shares upon the partial extinguishment of the related party promissory issued to the Kyle’s Sellers (as described in Note 13).

On August 2, 2022, the Company issued 285,067 common shares to Bevilacqua PLLC, the Company’s outside securities counsel, upon the settlement of accounts payable (as described in Note 9).

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

Warrants

During 2021 (as described in Note 16), the Company issued units, with each unit consisting of one (1) series A senior convertible preferred share and a three-year warrant to purchase one (1) common share at an exercise price of $10.00 per common share (subject to adjustment), which such exercise price was adjusted to $4.20 following the adjustments described below. Accordingly, a portion of the proceeds were allocated to the warrant based on its relative fair value using the Geometric Brownian Motion Stock Path Monte Carlo Simulation. The assumptions used in the model were as follows: (i) dividend yield of 0%; (ii) expected volatility of 62.5-63.25%; (iii) weighted average risk-free interest rate of 0.16%; (iv) expected life of three years; (v) estimated fair value of the common shares of $10.40-$21.00 per share; and (vi) various probability assumptions related to redemption, calls and price resets. The amount allocated to the warrants, based on their relative fair of $1,472,914, was recorded as additional paid-in capital.

The warrants allow the holder to purchase one (1) common share at an exercise price of $4.20 per common share (subject to adjustment including upon any future equity offering with a lower exercise price), which may be exercised on a cashless basis under certain circumstances. Upon a reduction to the exercise price of such warrants, the number of warrant shares shall increase such that the aggregate exercise price will remain the same. The warrants have a term of three years and are callable by the Company after one year if the 30-day average stock price is in excess of $5 and the trading volume in the Company’s shares exceed 100,000 shares a day over such period. The Company can also redeem the warrants during the term for $0.50 a warrant in the first year; $1.00 a warrant in the second year; and $1.50 a warrant in the third year.

On October 8, 2021, the Company issued to Leonite Capital LLC a five-year warrant for the purchase of 62,500 common shares with an exercise price of $0.04 per share and a five-year warrant for the purchase of 125,000 common shares with an exercise price of $10.00 per share (subject to adjustment), which such exercise price was adjusted to $4.20 following the adjustments described below. The exercise price is subject to standard adjustments, including upon any future equity offering with a lower exercise price. Upon a reduction to the exercise price of such warrants, the number of warrant shares shall increase such that the aggregate exercise price will remain the same. The warrants may be exercised on a cashless basis under certain circumstances and contain certain beneficial ownership limitations.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

During 2022 (as described in Note 16), the Company issued units, with each unit consisting of one (1) series B senior convertible preferred share and a three-year warrant to purchase one (1) common share at an exercise price of $12.00 per common share (subject to adjustment), which such exercise price was adjusted to $4.20 following the adjustments described below. Accordingly, a portion of the proceeds were allocated to the warrant based on its relative fair value using the Geometric Brownian Motion Stock Path Monte Carlo Simulation. The assumptions used in the model were as follows: (i) dividend yield of 0%; (ii) expected volatility of 51.81%; (iii) weighted average risk-free interest rate of 0.31%; (iv) expected life of three years; (v) estimated fair value of the common shares of $7.76 per share; and (vi) various probability assumptions related to redemption, calls and price resets. The fair value of the warrants was $379,533, or $3.15 per warrant, resulting in the amount allocated to the warrants, based on their relative fair of $172,050, was recorded as additional paid-in capital.

The warrants allow the holder to purchase one (1) common share at an exercise price of $4.20 per common share (subject to adjustment including upon any future equity offering with a lower exercise price), which may be exercised on a cashless basis under certain circumstances. The Company may force the exercise of the warrants at any time after the one year anniversary of the date of the warrants, if (i) the Company is listed on a national securities exchange or the over-the-counter market, (ii) the underlying common shares are registered or the holder of the warrant otherwise has the ability to trade the underlying common shares without restriction, (iii) the 30-day volume-weighted daily average price of the common shares exceeds 200% of the exercise price, as adjusted, and (iv) the average daily trading volume is at least 100,000 common shares during such 30-day period. The Company may redeem the warrants held by any holder in whole (but not in part) by paying in cash to such holder as follows: (i) $0.50 per share then underlying the warrant if within the first twelve (12) months of issuance; (ii) $1.00 per share then underlying the warrant if after the first twelve (12) months, but before twenty-four (24) months of issuance; and (iii) $1.50 per share then underlying the warrant if after twenty-four months, but before thirty-six (36) months.

On July 8, 2022 (as described in Note 12), the Company entered into a securities purchase agreement with Mast Hill Fund, L.P., pursuant to which the Company issued to it a promissory note in the principal amount of $600,000, and a five-year warrant for the purchase of 100,000 common shares at an exercise price of $6.00 per share (subject to adjustment), which such exercise price was adjusted to $4.20 following the adjustments described below, which may be exercised on a cashless basis if the market price of the Company’s common shares is greater than the exercise price, for total net proceeds of $499,600. Additionally, the Company issued a three-year warrant to J.H. Darbie & Co (the broker) for the purchase of 3,600 common shares at an exercise price of $7.50 (subject to adjustment), which such exercise price was adjusted to $4.20 following the adjustments described below, which may be exercised on a cashless basis if the market price of the Company’s common shares is greater than the exercise price. Accordingly, a portion of the proceeds were allocated to the warrants based on its relative fair value using the Geometric Brownian Motion Stock Path Monte Carlo Simulation. The assumptions used in the model were as follows: (i) dividend yield of 0%; (ii) expected volatility of 49.11%; (iii) weighted average risk-free interest rate of 3.13%; (iv) expected life of five years; (v) estimated fair value of the common shares of $7.23 per share; and (vi) various probability assumptions related to down round price adjustments. The fair value of the warrants was $2,405,306, or $6.01 per warrant, resulting in the amount allocated to the warrants, based on their relative fair of $402,650, which was recorded as additional paid-in capital. On August 10, 2022, the promissory note was repaid in full. On September 15, 2022, Mast Hill Fund, L.P. exercised its warrant on a cashless basis.

As a result of the issuance of the note to Mast Hill Fund, L.P. on July 8, 2022, the exercise price of certain of the Company’s outstanding warrants was adjusted to $5.20 pursuant to certain antidilution provisions of such warrants (down round feature). In addition, certain of the Company’s outstanding warrants include a “full ratchet” feature, whereby the exercise price was reset to $5.20 and the number of shares underlying the warrants was increased in the same proportion as the exercise price decrease. As a result, the Company recognized a deemed dividend of approximately $6.4 million, which was calculated using a Black-Scholes pricing model.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

Below is a table summarizing the changes in warrants outstanding during the years ended December 31, 2022 and 2021:

	Warrants	Weighted- Average Exercise Price
Outstanding at December 31, 2020	658,071	$10.00
Granted	642,051	9.03
Outstanding at December 31, 2021	1,300,122	$9.52
Granted(1)	1,978,432	5.25
Exercised	(209,635)	(5.58)
Outstanding at December 31, 2022	3,068,919	$5.10
Exercisable at December 31, 2022	2,997,489	$5.10

(1)	Includes the issuance of warrants for the purchase of 295,427 common shares and an increase of 1,683,005 common shares underlying warrants pursuant to the adjustments described above.

As of December 31, 2022, the outstanding warrants have a weighted average remaining contractual life of 1.43 years and a total intrinsic value of $108,750.

NOTE 18—EARNINGS (LOSS) PER SHARE

The computation of weighted average shares outstanding and the basic and diluted loss per common share attributable to common shareholders for the years ended December 31, 2022 and 2021 consisted of the following:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Net loss per common share attributable to common shareholders	(20,071,529)	$(5,815,824)
Weighted average common shares outstanding	2,400,014	4,749,971
Basic and diluted loss per share	$(8.36)	$(1.22)

For the year ended December 31, 2022, there were 6,466,803 potential common share equivalents from warrants, convertible debt, and series A and B convertible preferred shares excluded from the diluted earnings per share calculations as their effect is anti-dilutive.

For the year ended December 31, 2021, there were 4,397,235 potential common share equivalents from warrants, convertible debt, and series A convertible preferred shares excluded from the diluted earnings per share calculations as their effect is anti-dilutive.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

NOTE 19 —INCOME TAXES

As of December 31, 2022 and 2021, the Company had net operating loss carry forwards of $1,248,630 and $438,209, respectively, that may be available to reduce future years’ taxable income in varying amounts through 2041.

The provision for Federal income tax consists of the following:

The cumulative tax effect at the expected rate of 13.5% and (3.4)% of significant items comprising the Company’s net deferred tax amount is as follows:

The components for the provision of income taxes include:

	December 31, 2022	December 31, 2021
Current Federal and State	$(206,000)	$143,000
Deferred Federal and State	(1,471,000)	75,300
Total (benefit) provision for income taxes	$(1,677,000)	$218,300

A reconciliation of the statutory US Federal income tax rate to the Company’s effective income tax rate is as follows:

	December 31, 2022	December 31, 2021
Federal tax	21.0%	21.0%
State tax	1.1%	1.7%
Permanent items	(3.1)%	(5.0)%
Measurement Period Adjustment	-	(16.9)%
Valuation Allowance	-	2.3%
Other	(5.5)%	(6.5)%
Effective income tax rate	13.5%	(3.4)%

Deferred income taxes reflect the net tax effect of temporary differences between amounts recorded for financial reporting purposes and amounts used for tax purposes. The Company has a net cumulative current deferred tax asset of $168,000 and a net cumulative long-term deferred tax liability of $769,000. The major components of deferred tax assets and liabilities are as follows:

	December 31, 2022	December 31, 2021
Deferred tax assets
Inventory obsolescence	$93,000	$107,000
Sales return reserve	-	-
Business interest limitation	1,707,000	481,000
Lease liability	650,000	712,000
Other	75,000	135,000
Loss carryforward	285,000	153,000
Valuation Allowance	-	-
Total deferred tax assets	$2,810,000	$1,588,000

Deferred tax liabilities
Fixed assets	$(418,000)	$(230,000)
Right of Use Assets	(628,000)	(706,000)
Intangibles	(2,363,000)	(2,722,000)
Total deferred tax liabilities	$(3,409,000)	$(3,658,000)

Total net deferred income tax assets (liabilities)	$(599,000)	$(2,070,000)

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. At December 31, 2022 and 2021, the Company does not believe that a liability for uncertain tax provisions exists, and therefore, accrued interest and penalties were $0, respectively. The tax years ended December 31, 2016 through December 31, 2022 are considered to be open under statute and therefore may be subject to examination by the Internal Revenue Service and various state jurisdictions.

The Company is a partnership for federal income taxes; however, its subsidiaries are C corporations. The Company will file consolidated returns whenever possible. Following is a summary of prepaid and deferred tax assets and liabilities for December 31, 2022 and 2021:

	As of December 31,
	2022	2021
Prepaid income taxes (accrued tax liability)	$122,000	$(175,000)
Deferred tax liability	$(599,000)	$(2,070,000)

	Years Ended December 31,
	2022	2021
Income tax expense	$1,677,000	$218,000

NOTE 20 —SUBSEQUENT EVENTS

Warrant Dividend

On January 3, 2023, the Company issued warrants for the purchase of 407,872 common shares as a dividend to common shareholders of record as of December 23, 2022 pursuant to a warrant agent agreement, dated January 3, 2023, with VStock Transfer, LLC. Each holder of common shares received a warrant to purchase one (1) common share for every ten (10) common shares owned as of the record date (with the number of shares underlying the warrant received rounded down to the nearest whole number). Each warrant represents the right to purchase common shares at an initial exercise price of $4.20 per share (subject to certain adjustments as set forth in the warrants). The Company may, at its option, voluntarily reduce the then-current exercise price to such amount and for such period or periods of time which may be through the expiration date as may be deemed appropriate by the board of directors. Cashless exercises of the warrants are not permitted.

The warrants will generally be exercisable in whole or in part beginning on the later of (i) January 3, 2024 or (ii) the date that a registration statement on Form S-3 with respect to the issuance and registration of the common shares underlying the warrants has been filed with and declared effective by the SEC, and thereafter until January 3, 2026.

The Company may redeem the warrants at any time in whole or in part at $0.001 per warrant (subject to equitable adjustment to reflect share splits, share dividends, share combinations, recapitalizations and like occurrences) upon not less than 30 days’ prior written notice to the registered holders of the warrants.

Private Placements

On February 3, 2023, the Company entered into securities purchase agreements with two accredited investors, pursuant to which the Company issued to such investors (i) promissory notes in the aggregate principal amount of $604,000, which include an original issue discount in the amount of $60,400, (ii) five-year warrants for the purchase of an aggregate of 125,833 common shares at an exercise price of $4.20 per share (subject to adjustment) and (iii) an aggregate of 125,833 common shares for an aggregate purchase price of $543,600.

On February 9, 2023, the Company entered into securities purchase agreements with the same two accredited investors, pursuant to which the Company issued to such investors (i) promissory notes in the aggregate principal amount of $2,557,575, which include an original issue discount in the amount of $139,091, and (ii) five-year warrants for the purchase of an aggregate of 532,827 common shares at an exercise price of $4.20 per share (subject to adjustment). The Company also issued 289,772 common shares to one investor and issued to the other investor a five-year warrant for the purchase of 243,055 common shares at an exercise price of 0.01 per share (subject to adjustment). The aggregate purchase price was $2,301,818.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

On February 22, 2023, the Company entered into another securities purchase agreement with one of the investors pursuant to which the Company issued to such investor (i) a promissory note in the principal amount of $878,000, which includes an original issue discount in the amount of $87,800, (ii) a five-year warrant for the purchase of 182,917 common shares at an exercise price of $4.20 per share (subject to adjustment) and (iii) a five-year warrant for the purchase of 198,343 common shares at an exercise price of $0.01 per share (subject to adjustment) for a total purchase price of $790,200.

In the aggregate, the Company issued promissory notes in the aggregate principal amount of $4,039,575, warrants for the purchase of an aggregate of 1,282,975 common shares and 415,605 common shares for gross proceeds of $3,635,618 and net proceeds of approximately $3,553,118.

The notes bear interest at a rate of 12% per annum and mature on the first anniversary of the date of issuance; provided that any principal amount or interest which is not paid when due shall bear interest at a rate of the lesser of 16% per annum or the maximum amount permitted by law from the due date thereof until the same is paid. The notes require monthly payments of principal and interest commencing in May 2023. The Company may voluntarily prepay the outstanding principal amount and accrued interest of each note in whole upon payment of certain prepayment fees. In addition, if at any time the Company receives cash proceeds from any source or series of related or unrelated sources, including, but not limited to, the issuance of equity or debt, the exercise of outstanding warrants, the issuance of securities pursuant to an equity line of credit (as defined in the notes) or the sale of assets outside of the ordinary course of business, each holder shall have the right in its sole discretion to require the Company to immediately apply up to 50% of such proceeds to repay all or any portion of the outstanding principal amount and interest then due under the notes. The notes are unsecured and have priority over all other unsecured indebtedness. The notes contain customary affirmative and negative covenants and events of default for a loan of this type.

The notes are convertible into common shares at the option of the holders at any time on or following the date that an event of default (as defined in the notes) occurs under the notes at a conversion price equal the lower of (i) $4.20 (subject to adjustments) and (ii) 80% of the lowest volume weighted average price of the common shares on any trading day during the five (5) trading days prior to the conversion date; provided that such conversion price shall not be less than $0.03 (subject to adjustments).

The conversion price of the notes and the exercise price of the warrants are subject to standard adjustments, including a price-based adjustment in the event that the Company issues any common shares or other securities convertible into or exercisable for common shares at an effective price per share that is lower than the conversion or exercise price, subject to certain exceptions. In addition, the notes and the warrants contain an ownership limitation, such that the Company shall not effect any conversion or exercise, and the holders shall not have the right to convert or exercise, any portion of the notes or the warrants to the extent that after giving effect to the issuance of common shares upon conversion or exercise, such holder, together with its affiliates and any other persons acting as a group together with such holder or any of its affiliates, would beneficially own in excess of 4.99% of the number of common shares outstanding immediately after giving effect to the issuance of common shares upon conversion or exercise.

Acquisition of ICU Eyewear

On December 21, 2022, the Company’s newly formed wholly owned subsidiaries 1847 ICU Holdings Inc. (“1847 ICU”) and 1847 ICU Acquisition Sub Inc. (“Merger Sub”) entered into an agreement and plan of merger with ICU Eyewear Holdings Inc. (“ICU Holdings”) and San Francisco Equity Partners, as the stockholder representative, which was amended on February 9, 2023.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

On February 9, 2023, closing of the transactions contemplated by the agreement and plan of merger was completed. Pursuant to the agreement and plan of merger, Merger Sub merged with and into ICU Holdings, with ICU Holdings surviving the merger as a wholly owned subsidiary of 1847 ICU. The merger consideration paid by 1847 ICU to the stockholders of ICU Holdings consists of (i) $4,000,000 in cash, minus any unpaid debt of ICU Holdings and certain transaction expenses, and (ii) 6% subordinated promissory notes in the aggregate principal amount of $500,000.

The notes bear interest at the rate of 6% per annum with all principal and accrued interest being due and payable in one lump sum on February 9, 2024; provided that upon an event of default (as defined in the notes), such interest rate shall increase to 10%. 1847 ICU may prepay all or any portion of the notes at any time prior to the maturity date without premium or penalty of any kind. The notes contain customary events of default, including, without limitation, in the event of (i) non-payment, (ii) a default by 1847 ICU of any of its covenants in the notes, the agreement and plan of merger or any other agreement entered into in connection with the agreement and plan of merger, or a breach of any of the representations or warranties under such documents, (iii) the insolvency or bankruptcy of 1847 ICU or ICU Holdings or (iv) a change of control (as defined in the notes) of 1847 ICU or ICU Holdings. The notes are unsecured and subordinated to all senior indebtedness (as defined in the notes).

Loan and Security Agreement

On February 9, 2023, 1847 ICU, ICU Holdings and ICU Holdings’ wholly owned subsidiary ICU Eyewear, Inc. (together, the “Borrower”) entered into a loan and security agreement with Industrial Funding Group, Inc. for a revolving loan of up to $5,000,000, which is evidenced by a secured promissory note in the principal amount of up to $5,000,000. On February 9, 2023, 1847 ICU received an advance of $2,063,182 under the note, of which $1,963,182 was used to repay certain debt of ICU Holdings in connection with the agreement and plan of merger, with the remaining $100,000 used to pay lender fees. On February 11, 2023, the Industrial Funding Group, Inc. sold and assigned the loan and security agreement, the note and related loan documents to GemCap Solutions, LLC.

The note matures on February 9, 2025 with all advances bearing interest at an annual rate equal to the greater of (i) the sum of (a) the “Prime Rate” as reported in the “Money Rates” column of The Wall Street Journal, adjusted as and when such prime rate changes, plus (b) eight percent (8.00%), and (ii) fifteen percent (15.00%); provided that following and during the continuation of an event of default (as defined in the loan and security agreement), interest on the unpaid principal balance of the advances shall accrue at an annual rate equal to such rate plus three percent (3.00%). Interest accrued on the advances shall be payable monthly commencing on March 7, 2023. The Borrower may voluntarily prepay the entire unpaid principal amount of the note without premium or penalty; provided that in the event that such prepayment is made on or before February 9, 2024, then the Borrower must pay certain fees set forth in the note. The note is secured by all of the assets of the Borrower.

The loan and security agreement contains customary representations, warranties and affirmative and negative financial and other covenants for loans of this type. The loan and security agreement contains customary events of default, including, among others: (i) for failure to pay principal and interest on the note when due, or to pay any fees due under the loan and security agreement; (ii) for failure to perform any covenant or agreement contained in the loan and security agreement or any document delivered in connection therewith; (iii) if any statement, representation or warranty in the loan and security agreement or any document delivered in connection therewith is at any time found to have been false in any material respect at the time such representation or warranty was made; (iv) if the Borrower defaults under any agreement or contract with a third party which default would result in a liability to the Borrower in excess of $25,000; (v) for any voluntary or involuntary bankruptcy, insolvency, or dissolution or assignment to creditors; (vi) if any judgments or attachments aggregating in excess of $10,000 at any given time are obtained against the Borrower which remain unstayed for a period of ten (10) days or are enforced or if there is an indictment under an criminal statute or proceeding pursuant to which remedies sought may include the forfeiture of any property; (vii) if a material adverse effect or change of control of the Borrower (each as defined in the loan agreement) shall have occurred; (viii) for certain environmental claims; and (ix) for failure to notify the lender of certain events or failure to deliver certain documentation required by the loan and security agreement.

Amendment to Conversion Agreement

On March 30, 2023, the Company entered into an amendment to the conversion agreement described in Note 13, effective retroactively to October 1, 2022. Pursuant to the amendment, the Company agreed to pay a total of $642,544 in three monthly payments commencing on April 5, 2023.

Amendment to 6% Amortizing Promissory Note

On April 6, 2023, 1847 Asien entered into an amendment to the 6% amortizing promissory note described in Note 12, effective retroactively to October 20, 2022. Pursuant to the amendment, the parties agreed to extend the maturity date of the note to July 30, 2023 and revised the repayment terms so that the outstanding principal amount and all accrued interest thereon shall be payable in three payments on April 6, 2023, June 30, 2023 and July 30, 2023. As additional consideration for entering into the amendment, 1847 Asien also agreed to pay an amendment fee of $84,362 on the maturity date.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 11, 2023	1847 HOLDINGS LLC

/s/ Ellery W. Roberts
	Name:	Ellery W. Roberts
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Vernice L. Howard
	Name:	Vernice L. Howard
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Ellery W. Roberts	Chairman and Chief Executive Officer (principal executive officer)	April 11, 2023
Ellery W. Roberts

/s/ Vernice L. Howard	Chief Financial Officer (principal financial and accounting officer)	April 11, 2023
Vernice L. Howard

/s/ Robert D. Barry	Director	April 11, 2023
Robert D. Barry

/s/ Clark R. Crosnoe	Director	April 11, 2023
Clark R. Crosnoe

/s/ Paul A. Froning	Director	April 11, 2023
Paul A. Froning

/s/ Tracy S. Harris	Director	April 11, 2023
Tracy S. Harris

/s/ Lawrence X. Taylor	Director	April 11, 2023
Lawrence X. Taylor