Form 10-Q
period 2023-03-31
1847 Holdings LLC
filed 2023-05-16
CIK 1599407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

or

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

As of May 12, 2023, there were 5,074,927 common shares of the registrant issued and outstanding.

1847 HOLDINGS LLC

Quarterly Report on Form 10-Q

 Period Ended March 31, 2023

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

1847 HOLDINGS LLC

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$2,297,927	$1,079,355
Investments	277,612	277,310
Receivables, net	7,481,706	5,215,568
Contract assets	60,952	89,574
Inventories, net	14,033,937	4,184,019
Prepaid expenses and other current assets	399,119	379,875
Total Current Assets	24,551,253	11,225,701

Property and equipment, net	2,285,402	1,885,206
Operating lease right-of-use assets	2,668,680	2,854,196
Long-term deposits	156,997	82,197
Intangible assets, net	9,928,437	9,985,129
Goodwill	19,452,270	19,452,270
TOTAL ASSETS	$59,043,039	$45,484,699

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$12,466,451	$6,741,769
Contract liabilities	1,957,411	2,353,295
Customer deposits	2,977,474	3,059,658
Due to related parties	193,762	193,762
Current portion of operating lease liabilities	718,868	713,100
Current portion of finance lease liabilities	187,429	185,718
Current portion of notes payable, net	4,859,816	551,210
Revolving line of credit	2,063,182	-
Related party note payable	362,779	362,779
Total Current Liabilities	25,787,172	14,161,291

Operating lease liabilities, net of current portion	2,052,170	2,237,797
Finance lease liabilities, net of current portion	736,993	784,148
Notes payable, net of current portion	127,853	144,830
Convertible notes payable, net	24,864,371	24,667,799
Deferred tax liability, net	187,000	599,000
TOTAL LIABILITIES	53,755,559	42,594,865

Shareholders’ Equity
Series A senior convertible preferred shares, no par value, 4,450,460 shares designated; 1,593,940 shares issued and outstanding as of March 31, 2023 and December 31, 2022	1,338,746	1,338,746
Series B senior convertible preferred shares, no par value, 583,334 shares designated; 464,899 shares issued and outstanding as of March 31, 2023 and December 31, 2022	1,214,181	1,214,181
Allocation shares, 1,000 shares authorized; 1,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022	1,000	1,000
Common shares, $0.001 par value, 500,000,000 shares authorized; 4,655,636 and 4,079,137 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	4,656	4,079
Distribution receivable	(2,000,000)	(2,000,000)
Additional paid-in capital	47,310,059	43,962,606
Accumulated deficit	(42,804,608)	(41,919,277)
TOTAL 1847 HOLDINGS SHAREHOLDERS’ EQUITY	5,064,034	2,601,335
NON-CONTROLLING INTERESTS	223,446	288,499
TOTAL SHAREHOLDERS’ EQUITY	5,287,480	2,889,834
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$59,043,039	$45,484,699

The accompanying notes are an integral part of these condensed consolidated financial statements.

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
Revenues	$15,403,538	$12,073,878

Operating Expenses
Cost of revenues	9,566,508	7,749,130
Personnel	3,026,193	1,577,700
Depreciation and amortization	573,609	511,371
General and administrative	2,315,061	2,166,207
Total Operating Expenses	15,481,371	12,004,408

INCOME (LOSS) FROM OPERATIONS	(77,833)	69,470

Other Income (Expense)
Other income (expense)	33,168	318
Interest expense	(1,817,715)	(906,743)
Gain on disposal of property and equipment	-	32,747
Gain on bargain purchase	2,639,861	-
Total Other Income (Expense)	855,314	(873,678)

NET INCOME (LOSS) BEFORE INCOME TAXES	777,481	(804,208)
INCOME TAX BENEFIT (EXPENSE)	270,000	(123,000)
NET INCOME (LOSS)	$1,047,481	$(927,208)

NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	(65,053)	(54,178)
NET INCOME (LOSS) ATTRIBUTABLE TO 1847 HOLDINGS	$1,112,534	$(873,030)

PREFERRED SHARE DIVIDENDS	(162,865)	(135,215)
DEEMED DIVIDENDS	(1,835,000)	-
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS’	$(885,331)	$(1,008,245)

LOSS PER COMMON SHARE ATTRIBUTABLE TO 1847 HOLDINGS COMMON SHAREHOLDERS’
BASIC AND DILUTED	$(0.20)	$(0.21)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	4,419,917	4,915,655

The accompanying notes are an integral part of these condensed consolidated financial statements.

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

Three Months Ended March 31, 2023

	Series A Senior Convertible Preferred Shares		Series B Senior Convertible Preferred Shares		Allocation	Common Shares		Distribution	Additional Paid-In	Accumulated	Non- Controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Shares	Amount	Receivable	Capital	Deficit	Interests	Equity
Balance at December 31, 2022	1,593,940	$1,338,746	464,899	$1,214,181	$1,000	4,079,137	$4,079	$(2,000,000)	$43,962,606	$(41,919,277)	$288,499	$2,889,834
Issuance of common shares upon settlement of accrued series A preferred shares dividends	-	-	-	-	-	99,505	100	-	152,568	-	-	152,668
Issuance of common shares and warrants in connection with a private debt offering	-	-	-	-	-	415,605	416	-	1,359,946	-	-	1,360,362
Issuance of common shares upon cashless exercise of warrants	-	-	-	-	-	61,389	61	-	(61)	-	-	-
Deemed dividend from issuance of warrants to common shareholders	-	-	-	-	-	-	-	-	618,000	(618,000)	-	-
Deemed dividend from down round provision in warrants	-	-	-	-	-	-	-	-	1,217,000	(1,217,000)	-	-
Dividends - series A senior convertible preferred shares	-	-	-	-	-	-	-	-	-	(110,045)	-	(110,045)
Dividends - series B senior convertible preferred shares	-	-	-	-	-	-	-	-	-	(52,820)	-	(52,820)
Net income	-	-	-	-	-	-	-	-	-	1,112,534	(65,053)	1,047,481
Balance at March 31, 2023	1,593,940	$1,338,746	464,899	$1,214,181	$1,000	4,655,636	$4,656	$(2,000,000)	$47,310,059	$(42,804,608)	$223,446	$5,287,480

Three Months Ended March 31, 2022

	Series A Senior Convertible Preferred Shares		Series B Senior Convertible Preferred Shares		Allocation	Common Shares		Distribution	Additional Paid-In	Accumulated	Non- Controlling	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Shares	Amount	Receivable	Capital	Deficit	Interests	(Deficit)
Balance at December 31, 2021	1,818,182	$1,655,404	-	$-	$1,000	1,210,918	$1,211	$(2,000,000)	$21,723,042	$(20,754,394)	$930,812	$(98,329)
Issuance of common shares upon conversion of series A preferred shares	(133,333)	(111,986)	-	-	-	38,096	38	-	111,948	-	-	111,986
Issuance of series B convertible preferred shares and warrants	-	-	426,999	1,113,650	-	-	-	-	152,350	-	-	152,350
Dividends - common shares	-	-	-	-	-	-	-	-	-	(249,762)	-	(249,762)
Dividends - series A senior convertible preferred shares	-	(128,318)	-	-	-	-	-	-	-	(121,455)	-	(121,455)
Dividends - series B senior convertible preferred shares	-	-	-	-	-	-	-	-	-	(13,760)	-	(13,760)
Net loss	-	-	-	-	-	-	-	-	-	(873,030)	(54,178)	(927,208)
Balance at March 31, 2022	1,684,849	$1,415,100	426,999	$1,113,650	$1,000	1,214,181	$1,249	$(2,000,000)	$21,987,340	$(22,012,401)	$876,634	$(1,146,178)

The accompanying notes are an integral part of these condensed consolidated financial statements.

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,047,481	$(927,208)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on bargain purchase	(2,639,861)	-
Gain on disposal of property and equipment	-	(32,747)
Deferred tax asset (liability)	(412,000)	(89,000)
Inventory reserve	30,000	-
Depreciation and amortization	573,609	511,371
Amortization of debt discounts	412,650	249,374
Amortization of right-of-use assets	185,516	98,031
Changes in operating assets and liabilities:
Receivables	(344,086)	(539,818)
Contract assets	28,622	18,731
Inventories	117,414	(378,192)
Prepaid expenses and other current assets	60,533	311,511
Accounts payable and accrued expenses	(253,717)	964,586
Contract liabilities	(395,884)	(851,454)
Customer deposits	(82,184)	212,284
Operating lease liabilities	(179,859)	(83,729)
Net cash used in operating activities	(1,851,766)	(536,260)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in acquisitions, net of cash acquired	(3,670,887)	-
Purchases of property and equipment	(63,443)	(66,291)
Proceeds from disposal of property and equipment	-	35,498
Investments in certificates of deposit	(302)	(262)
Net cash used in investing activities	(3,734,632)	(31,055)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of series B senior convertible preferred shares	-	1,266,000
Net proceeds from notes payable	1,410,000	-
Net proceeds from issuance of common shares and warrants in connection with a private debt offering	3,549,518	-
Net proceeds from revolving line of credit	1,963,182	-
Repayments of notes payable and finance lease liabilities	(69,049)	(58,317)
Accrued series A preferred share dividends paid	-	(121,455)
Accrued series B preferred share dividends paid	(48,681)	(13,760)
Accrued common share dividends paid	-	(249,762)
Net cash provided by financing activities	6,804,970	822,706

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,218,572	255,391

CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS
Beginning of the period	1,079,355	1,383,533
End of the period	$2,297,927	$1,638,924

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$646,974	$484,360
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Net assets acquired in the acquisition of ICU Eyewear	$7,139,861	$-
Deemed dividend from issuance of warrants to common shareholders	$618,000	$-
Deemed dividend from down round provision in warrants	$1,217,000	$-
Accrued dividends on series A preferred shares	$110,045	$-
Accrued dividends on series B preferred shares	$52,820	$-
Issuance of common shares upon settlement of accrued series A dividends	$152,668	$-
Issuance of common shares upon conversion of series A preferred shares	$-	$111,986
Issuance of common shares upon cashless exercise of warrants	$61	$-
Debt discount on notes payable	$2,405,419	$-
Financed purchases of property and equipment	$-	$316,798

The accompanying notes are an integral part of these condensed consolidated financial statements.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

NOTE 1—BASIS OF PRESENTATION AND OTHER INFORMATION

The accompanying unaudited condensed consolidated financial statements of 1847 Holdings LLC (the “Company,” “we,” “us,” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all information and footnotes required by GAAP for complete financial statements. The December 31, 2022 consolidated balance sheet data was derived from audited financial statements but do not include all disclosures required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on April 11, 2023. The interim unaudited condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS

The Company considers the applicability and impact of all Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”). The Company has evaluated all recent accounting pronouncements and determined that the adoption of pronouncements applicable to the Company has not had or is not expected to have a material impact on the Company’s condensed consolidated financial statements.

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

As of March 31, 2023, the Company had cash and cash equivalents of $2,297,927. For the three months ended March 31, 2023, the Company incurred a loss from operations of $77,833 (before deducting losses attributable to non-controlling interests), cash flows used in operations of $1,851,766, and working capital deficit of $1,235,919. The Company has generated operating losses since its inception and has relied on cash on hand, sales of securities, external bank lines of credit, and issuance of third-party and related party debt to support cashflow from operations, which creates substantial doubt about its ability to continue as a going concern for a period at least one year from the date of issuance of these condensed consolidated financial statements.

Management plans to address the above as needed by, securing additional bank lines of credit and obtaining additional financing through debt or equity transactions. Management has implemented tight cost controls to conserve cash.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and to eventually attain profitable operations. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

NOTE 4—DISAGGREGATION OF REVENUES AND SEGMENT REPORTING

The Company has four reportable segments:

The Retail and Appliances Segment provides a wide variety of appliance products (laundry, refrigeration, cooking, dishwashers, outdoor, accessories, parts, and other appliance related products) and services (delivery, installation, service and repair, extended warranties, and financing).

The Retail and Eyewear Segment provides a wide variety of eyewear products (non-prescription reading glasses, sunglasses, blue light blocking eyewear, sun readers and outdoor specialty sunglasses).

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

The Company’s revenues for the three months ended March 31, 2023 and 2022 are disaggregated as follows:

	Three Months Ended March 31, 2023
	Retail and Appliances	Retail and Eyewear	Construction	Automotive Supplies	Total
Revenues
Appliances	$2,144,825	$-	$-	$-	$2,144,825
Appliance accessories, parts, and other	293,110	-	-	-	293,110
Eyewear	-	2,792,712	-	-	2,792,712
Automotive horns	-	-	-	995,417	995,417
Automotive lighting	-	-	-	264,749	264,749
Custom cabinets and countertops	-	-	2,116,182	-	2,116,182
Finished carpentry	-	-	6,796,543	-	6,796,543
Total Revenues	$2,437,935	$2,792,712	$8,912,725	$1,260,166	$15,403,538

	Three Months Ended March 31, 2022
	Retail and Appliances	Retail and Eyewear	Construction	Automotive Supplies	Total
Revenues
Appliances	$2,204,625	$-	$-	$-	$2,204,625
Appliance accessories, parts, and other	316,159	-	-	-	316,159
Eyewear	-	-	-	-	-
Automotive horns	-	-	-	1,199,856	1,199,856
Automotive lighting	-	-	-	442,135	442,135
Custom cabinets and countertops	-	-	4,167,801	-	4,167,801
Finished carpentry	-	-	3,743,302	-	3,743,302
Total Revenues	$2,520,784	$-	$7,911,103	$1,641,991	$12,073,878

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Segment information for the three months ended March 31, 2023 and 2022 are as follows:

	Three Months Ended March 31, 2023
	Retail and Appliances	Retail and Eyewear	Construction	Automotive Supplies	Corporate Services	Total
Revenues	$2,437,935	$2,792,712	$8,912,725	$1,260,166	$-	$15,403,538
Operating Expenses
Cost of revenues	1,813,783	1,667,442	5,375,027	710,256	-	9,566,508
Personnel	273,204	806,644	1,771,936	332,320	(157,911)	3,026,193
Depreciation and amortization	46,603	62,078	412,989	51,939	-	573,609
General and administrative	425,601	177,803	1,093,322	337,233	281,102	2,315,061
Total Operating Expenses	2,559,191	2,713,967	8,653,274	1,431,748	123,191	15,481,371
Income (loss) from operations	$(121,256)	$78,745	$259,451	$(171,582)	$(123,191)	$(77,833)

	Three Months Ended March 31, 2022
	Retail and Appliances	Retail and Eyewear	Construction	Automotive Supplies	Corporate Services	Total
Revenues	$2,520,784	$-	$7,911,103	$1,641,991	$-	$12,073,878
Operating Expenses
Cost of revenues	1,871,450	-	4,879,591	998,089	-	7,749,130
Personnel	230,388	-	1,134,210	300,328	(87,226)	1,577,700
Depreciation and amortization	79,797	-	379,704	51,870	-	511,371
General and administrative	449,494	-	1,116,558	386,781	213,374	2,166,207
Total Operating Expenses	2,631,129	-	7,510,063	1,737,068	126,148	12,004,408
Income (loss) from operations	$(110,345)	$-	$401,040	$(95,077)	$(126,148)	$69,470

NOTE 5—PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2023 and December 31, 2022 consisted of the following:

	March 31, 2023	December 31, 2022
Equipment and machinery	$1,403,817	$1,403,817
Office furniture and equipment	156,960	156,960
Transportation equipment	883,077	883,077
Displays	595,841	-
Leasehold improvements	180,032	166,760
Total property and equipment	3,219,727	2,610,614
Less: Accumulated depreciation	(934,325)	(725,408)
Property and equipment, net	$2,285,402	$1,885,206

Depreciation expense for the three months ended March 31, 2023 and 2022 was $208,917 and $146,679, respectively.

NOTE 6—INTANGIBLE ASSETS

Intangible assets at March 31, 2023 and December 31, 2022 consisted of the following:

	March 31, 2023	December 31, 2022
Customer relationships	$9,024,000	$9,024,000
Marketing-related	2,992,000	2,684,000
Technology-related	623,000	623,000
Total intangible assets	12,639,000	12,331,000
Less: accumulated amortization	(2,710,563)	(2,345,871)
Intangible assets, net	$9,928,437	$9,985,129

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Amortization expense for the three months ended March 31, 2023 and 2022 was $364,692, respectively.

Estimated amortization expense for intangible assets for the next five years consists of the following as of March 31, 2023:

Year Ending December 31,	Amount
2023 - remaining	$1,094,076
2024	1,458,768
2025	1,325,778
2026	1,150,640
2027	909,142
Thereafter	3,990,032
Total	$9,928,437

NOTE 7—SELECTED ACCOUNT INFORMATION

Receivables

Receivables at March 31, 2023 and December 31, 2022 consisted of the following:

	March 31, 2023	December 31, 2022
Trade accounts receivable	$6,953,068	$4,867,749
Vendor rebates receivable	3,260	460
Credit card payments in process of settlement	160,353	102,917
Retainage	724,025	603,442
Total receivables	7,840,706	5,574,568
Allowance for doubtful accounts	(359,000)	(359,000)
Total receivables, net	$7,481,706	$5,215,568

Inventories

Inventories at March 31, 2023 and December 31, 2022 consisted of the following:

	March 31, 2023	December 31, 2022
Appliances	$1,972,631	$2,155,839
Eyewear	9,768,324	-
Automotive	1,042,267	934,683
Construction	1,706,563	1,519,345
Total inventories	14,489,785	4,609,867
Less reserve for obsolescence	(425,848)	(425,848)
Total inventories, net	$14,033,937	$4,184,019

Inventory balances are composed of finished goods. Raw materials and work in process inventory are immaterial to the condensed consolidated financial statements.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Accounts payable and accrued expenses

Accounts payable and accrued expenses at March 31, 2023 and December 31, 2022 consisted of the following:

	March 31, 2023	December 31, 2022
Trade accounts payable	$8,555,914	$4,129,393
Credit cards payable	57,090	357,964
Accrued payroll liabilities	898,781	824,369
Accrued interest	1,891,786	1,179,875
Accrued dividends	97,568	136,052
Other accrued liabilities	965,312	114,116
Total accounts payable and accrued expenses	$12,466,451	$6,741,769

NOTE 8—LEASES

Operating Leases

The following was included in the condensed consolidated balance sheets at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Operating lease right-of-use assets	$2,668,680	$2,854,196
Lease liabilities, current portion	718,868	713,100
Lease liabilities, long-term	2,052,170	2,237,797
Total operating lease liabilities	$2,771,038	$2,950,897
Weighted-average remaining lease term (months)	44	47
Weighted average discount rate	4.35%	4.36%

Rent expense for the three months ended March 31, 2023 and 2022 was $340,592 and $235,438, respectively.

As of March 31, 2023, maturities of operating lease liabilities were as follows:

Year Ending December 31,	Amount
2023 - remaining	$617,178
2024	846,987
2025	802,413
2026	512,756
2027	228,889
Thereafter	-
Total	3,008,223
Less: imputed interest	(237,185)
Total operating lease liabilities	$2,771,038

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Finance Leases

As of March 31, 2023, maturities of financing lease liabilities were as follows:

Year Ending December 31,	Amount
2023 - remaining	$176,013
2024	218,099
2025	211,332
2026	211,332
2027	210,042
Thereafter	28,833
Total	1,055,651
Less: amount representing interest	(131,229)
Present value of minimum lease payments	$924,422

As of March 31, 2023, the weighted-average remaining lease term for all finance leases is 4.80 years.

NOTE 9—BUSINESS COMBINATIONS

ICU Eyewear

On December 21, 2022, the Company’s newly formed wholly owned subsidiaries 1847 ICU Holdings Inc. (“1847 ICU”) and 1847 ICU Acquisition Sub Inc. entered into an agreement and plan of merger with ICU Eyewear Holdings, Inc. (“ICU Eyewear”) and San Francisco Equity Partners, as the stockholder representative, which was amended on February 9, 2023.

On February 9, 2023, closing of the transactions contemplated by the agreement and plan of merger was completed. Pursuant to the agreement and plan of merger, 1847 ICU Acquisition Sub Inc. merged with and into ICU Eyewear, with ICU Eyewear surviving the merger as a wholly owned subsidiary of 1847 ICU. The merger consideration paid by 1847 ICU to the stockholders of ICU Eyewear consists of (i) $4,000,000 in cash, minus any unpaid debt of ICU Eyewear and certain transaction expenses, and (ii) 6% subordinated promissory notes in the aggregate principal amount of $500,000.

The Company accounted for the acquisition using the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. In accordance with ASC 805, the Company used its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. Goodwill is measured as the excess of the purchase consideration over the fair value of the net tangible assets and identifiable assets acquired, or if the fair value of the net assets acquired exceeds the purchase consideration, a bargain purchase gain is recorded.

The preliminary fair value of the purchase consideration issued to the ICU Eyewear stockholders was allocated to the net tangible assets acquired. The preliminary fair value of the net assets acquired was $7,139,861. The preliminary fair value of the net assets acquired exceeded the purchase consideration, resulting in a bargain purchase gain of $2,639,861. For the three months ended March 31, 2023, ICU Eyewear contributed revenue of $2,792,712 and net income of $2,581,437, which are included in our condensed consolidated statements of operations for the three months ended March 31, 2023.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

The table below represents the estimated preliminary purchase price allocation to the net assets acquired:

Provisional purchase consideration at preliminary fair value:
Cash	$4,000,000
Notes payable	500,000
Amount of consideration	$4,500,000

Assets acquired and liabilities assumed at preliminary fair value
Cash	$329,113
Accounts receivable	1,922,052
Inventory	9,997,332
Prepaids and other current assets	79,777
Property and equipment	545,670
Other assets	74,800
Marketing related intangibles	308,000
Accounts payable and accrued expenses	(6,116,883)
Net tangible assets acquired	$7,139,861

Consideration paid	4,500,000
Preliminary gain on bargain purchase	$(2,639,861)

Pro Forma Information

The following unaudited pro forma results presented below include the effects of the ICU Eyewear acquisition as if it had been consummated as of January 1, 2022, with adjustments to give effect to pro forma events that are directly attributable to this acquisition.

	Three Months Ended March 31,
	2023	2022
Revenues	$17,479,875	$18,561,294
Net loss	1,027,971	(441,479)
Net loss attributable to common shareholders	(904,841)	(522,516)
Loss per share attributable to common shareholders:
Basic	$(0.20)	$(0.11)
Diluted	$(0.20)	$(0.11)

These unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations would have been if the acquisitions had occurred at the beginning of the period presented, nor are they indicative of future results of operations.

NOTE 10—NOTES PAYABLE

6% Subordinated Promissory Notes

As part of the consideration paid in the acquisition of ICU Eyewear, 1847 ICU issued the sellers 6% subordinated promissory notes in the aggregate principal amount of $500,000. The notes bear interest at the rate of 6% per annum with all principal and accrued interest being due and payable in one lump sum on February 9, 2024; provided that upon an event of default (as defined in the notes), such interest rate shall increase to 10%. 1847 ICU may prepay all or any portion of the notes at any time prior to the maturity date without premium or penalty of any kind. The notes contain customary events of default, including, without limitation, in the event of (i) non-payment, (ii) a default by 1847 ICU of any of its covenants in the notes, the agreement and plan of merger or any other agreement entered into in connection with the agreement and plan of merger, or a breach of any of the representations or warranties under such documents, (iii) the insolvency or bankruptcy of 1847 ICU or ICU Eyewear or (iv) a change of control (as defined in the notes) of 1847 ICU or ICU Eyewear. The notes are unsecured and subordinated to all senior indebtedness.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Revolving Line of Credit

On February 9, 2023, 1847 ICU and ICU Eyewear entered into a loan and security agreement with Industrial Funding Group, Inc. for a revolving loan of up to $5,000,000, which is evidenced by a secured promissory note in the principal amount of up to $5,000,000. On February 9, 2023, 1847 ICU received an advance of $2,063,182 under the note, of which $1,963,182 was used to repay certain debt of ICU Eyewear in connection with the agreement and plan of merger, with the remaining $100,000 used to pay lender fees. On February 11, 2023, the Industrial Funding Group, Inc. sold and assigned the loan and security agreement, the note and related loan documents to GemCap Solutions, LLC.

The note matures on February 9, 2025 with all advances bearing interest at an annual rate equal to the greater of (i) the sum of (a) the “Prime Rate” as reported in the “Money Rates” column of The Wall Street Journal, adjusted as and when such prime rate changes, plus (b) eight percent (8.00%), and (ii) fifteen percent (15.00%); provided that following and during the continuation of an event of default (as defined in the loan and security agreement), interest on the unpaid principal balance of the advances shall accrue at an annual rate equal to such rate plus three percent (3.00%). Interest accrued on the advances shall be payable monthly commencing on March 7, 2023. The borrowers may voluntarily prepay the entire unpaid principal amount of the note without premium or penalty; provided that in the event that we make such prepayment on or before February 9, 2024, then the borrowers must pay certain fees set forth in the note. The note is secured by all of the assets of 1847 ICU and ICU Eyewear.

The loan and security agreement contains customary representations, warranties and affirmative and negative financial and other covenants for loans of this type. The loan and security agreement contains customary events of default, including, among others: (i) for failure to pay principal and interest on the note when due, or to pay any fees due under the loan and security agreement; (ii) for failure to perform any covenant or agreement contained in the loan and security agreement or any document delivered in connection therewith; (iii) if any statement, representation or warranty in the loan and security agreement or any document delivered in connection therewith is at any time found to have been false in any material respect at the time such representation or warranty was made; (iv) if the borrowers default under any agreement or contract with a third party which default would result in a liability to us in excess of $25,000; (v) for any voluntary or involuntary bankruptcy, insolvency, or dissolution or assignment to creditors; (vi) if any judgments or attachments aggregating in excess of $10,000 at any given time are obtained against the borrowers which remain unstayed for a period of ten (10) days or are enforced or if there is an indictment under an criminal statute or proceeding pursuant to which remedies sought may include the forfeiture of any property; (vii) if a material adverse effect or change of control (each as defined in the loan and security agreement) shall have occurred; (viii) for certain environmental claims; and (ix) for failure to notify the lender of certain events or failure to deliver certain documentation required by the loan and security agreement.

Private Placements

On February 3, 2023, the Company entered into securities purchase agreements with two accredited investors, pursuant to which the Company issued to such investors (i) promissory notes in the aggregate principal amount of $604,000 and (ii) five-year warrants for the purchase of an aggregate of 125,833 common shares at an exercise price of $4.20 per share (subject to adjustment) for total cash proceeds of $540,000. As additional consideration, the Company issued an aggregate of 125,833 common shares to the investors as a commitment fee. Additionally, the Company issued a five-year warrant to J.H. Darbie & Co (the broker) for the purchase of 892 common shares at an exercise price of $5.25 (subject to adjustment). Accordingly, a portion of the proceeds were allocated to the warrants and common shares based on their relative fair value using the Geometric Brownian Motion Stock Path Monte Carlo Simulation (see Note 12).

On February 9, 2023, the Company entered into securities purchase agreements with two accredited investors, pursuant to which the Company issued to such investors (i) promissory notes in the aggregate principal amount of $2,557,575 and (ii) five-year warrants for the purchase of an aggregate of 532,827 common shares at an exercise price of $4.20 per share (subject to adjustment) for total cash proceeds of $2,271,818. As additional consideration, the Company issued 289,772 common shares to one investor and issued to the other investor a five-year warrant for the purchase of 243,055 common shares at an exercise price of 0.01 per share (subject to adjustment), which were issued as a commitment fee. Additionally, the Company issued a five-year warrant to J.H. Darbie & Co (the broker) for the purchase of 11,923 common shares at an exercise price of $5.25 (subject to adjustment). Accordingly, a portion of the proceeds were allocated to the warrants and common shares based on their relative fair value using the Geometric Brownian Motion Stock Path Monte Carlo Simulation (see Note 12).

On February 22, 2023, the Company entered into securities purchase agreement with one accredited investor, pursuant to which the Company issued to such investor (i) a promissory note in the principal amount of $878,000 and (ii) five-year warrants for the purchase of an aggregate of 182,917 common shares at an exercise price of $4.20 per share (subject to adjustment) for total cash proceeds of $737,700. As additional consideration, the Company issued a five-year warrant for the purchase of 198,343 common shares at an exercise price of $0.01 per share (subject to adjustment) to the investor as a commitment fee. Additionally, the Company issued a five-year warrant to J.H. Darbie & Co (the broker) for the purchase of 7,526 common shares at an exercise price of $5.25 (subject to adjustment). Accordingly, a portion of the proceeds were allocated to the warrants based on their relative fair value using the Geometric Brownian Motion Stock Path Monte Carlo Simulation (see Note 12).

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

In the aggregate, the Company issued promissory notes in the aggregate principal amount of $4,039,575, warrants for the purchase of an aggregate of 1,303,316 common shares, and 415,605 common shares for net proceeds of $3,549,518.

These notes bear interest at a rate of 12% per annum and mature on the first anniversary of the date of issuance; provided that any principal amount or interest which is not paid when due shall bear interest at a rate of the lesser of 16% per annum or the maximum amount permitted by law from the due date thereof until the same is paid. The notes require monthly payments of principal and interest commencing in May 2023. The Company may voluntarily prepay the outstanding principal amount and accrued interest of each note in whole upon payment of certain prepayment fees. In addition, if at any time the Company receives cash proceeds from any source or series of related or unrelated sources, including, but not limited to, the issuance of equity or debt, the exercise of outstanding warrants, the issuance of securities pursuant to an equity line of credit (as defined in the notes) or the sale of assets outside of the ordinary course of business, each holder shall have the right in its sole discretion to require the Company to immediately apply up to 50% of such proceeds to repay all or any portion of the outstanding principal amount and interest then due under the notes. The notes are unsecured and have priority over all other unsecured indebtedness. The notes contain customary affirmative and negative covenants and events of default for a loan of this type.

The notes become convertible into common shares at the option of the holders at any time on or following the date that an event of default (as defined in the notes) occurs under the notes at a conversion price equal the lower of (i) $4.20 (subject to adjustments) and (ii) 80% of the lowest volume weighted average price of the common shares on any trading day during the five (5) trading days prior to the conversion date; provided that such conversion price shall not be less than $0.03 (subject to adjustments).

Purchase and Sale of Future Receivables Agreement

On March 31, 2023, the Company and its subsidiary 1847 Cabinet Inc. (“1847 Cabinet”) entered into a non-recourse funding agreement with a third-party for the sale of future receivables totaling $1,965,000 for net cash proceeds of $1,410,000. The Company is required to make weekly ACH payments in the amount of $39,300. The agreement also allows for the third-party to file UCCs securing their interest in the receivables and includes customary events of default.

The Company recorded a debt discount of $555,000, which will be amortized under the effective interest method. The Company is utilizing the prospective method to account for subsequent changes in the estimated future payments, whereby if there is a change in the estimated future cash flows, a new effective interest rate is determined based on the revised estimate of remaining cash flows. As of March 31, 2023 the effective interest rate was approximately 72%.

NOTE 11—RELATED PARTIES

Related Party Notes Payable

On September 30, 2020, a portion of the purchase price for the acquisition of Kyle’s Custom Wood Shop, Inc. (“Kyle’s”) was paid by the issuance of a promissory note by 1847 Cabinet to the sellers in the principal amount of $1,260,000. Payment of the principal and accrued interest on the note was subject to vesting. As of December 31, 2021, the vested principal and accrued interest balance of the related party note was $1,001,183 and $103,156, respectively.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

On July 26, 2022, the Company and 1847 Cabinet entered into a conversion agreement with sellers, pursuant to which they agreed to convert $797,221 of the vesting note into 189,815 common shares of the Company at a conversion price of $4.20 per share. As a result, the Company recognized a loss on extinguishment of debt of $303,706. Pursuant to the conversion agreement, the note was cancelled, and the Company agreed to pay $558,734 to the sellers no later than October 1, 2022.

On March 30, 2023, the Company entered into an amendment to the conversion agreement, effective retroactively to October 1, 2022. Pursuant to the amendment, the Company agreed to pay a total of $642,544 in three monthly payments commencing on April 5, 2023.

Management Services Agreement

On April 15, 2013, the Company and 1847 Partners LLC (the “Manager”) entered into a management services agreement, pursuant to which the Company is required to pay the Manager a quarterly management fee equal to 0.5% of its adjusted net assets for services performed (the “Parent Management Fee”). The amount of the Parent Management Fee with respect to any fiscal quarter is (i) reduced by the aggregate amount of any management fees received by the Manager under any offsetting management services agreements with respect to such fiscal quarter, (ii) reduced (or increased) by the amount of any over-paid (or under-paid) Parent Management Fees received by (or owed to) the Manager as of the end of such fiscal quarter, and (iii) increased by the amount of any outstanding accrued and unpaid Parent Management Fees. The Company expensed $0 in Parent Management Fees for the three months ended March 31, 2023 and 2022.

Offsetting Management Services Agreements

The Company’s subsidiary 1847 Asien Inc. (“1847 Asien”) entered into an offsetting management services agreement with the Manager on May 28, 2020, 1847 Cabinet entered into an offsetting management services agreement with the Manager on August 21, 2020 (which was amended and restated on October 8, 2021), the Company’s subsidiary 1847 Wolo Inc. (“1847 Wolo”) entered into an offsetting management services agreement with the Manager on March 30, 2021 and 1847 ICU entered into an offsetting management services agreement with the Manager on February 9, 2023. Pursuant to the offsetting management services agreements, each of 1847 Asien, 1847 Wolo and 1847 ICU appointed the Manager to provide certain services to it for a quarterly management fee equal to the greater of $75,000 or 2% of adjusted net assets (as defined in the management services agreement) and 1847 Cabinet appointed the Manager to provide certain services to it for a quarterly management fee equal to the greater of $125,000 or 2% of adjusted net assets (as defined in the management services agreement); provided, however, in each case that if the aggregate amount of management fees paid or to be paid by such entities, together with all other management fees paid or to be paid to the Manager under other offsetting management services agreements, exceeds, or is expected to exceed, 9.5% of the Company’s gross income in any fiscal year or the Parent Management Fee in any fiscal quarter, then the management fee to be paid by such entities shall be reduced, on a pro rata basis determined by reference to the other management fees to be paid to the Manager under other offsetting management services agreements.

1847 Asien expensed management fees of $75,000 and for the three months ended March 31, 2023 and 2022.

1847 Cabinet expensed management fees of $125,000 and for the three months ended March 31, 2023 and 2022.

1847 Wolo expensed management fees of $75,000 and for the three months ended March 31, 2023 and 2022.

1847 ICU expensed management fees of $0 and for the three months ended March 31, 2023.

On a consolidated basis, the Company expensed total management fees of $275,000 for the three months ended March 31, 2023 and 2022.

Advances

From time to time, the Company has received advances from its chief executive officer to meet short-term working capital needs. As of March 31, 2023 and December 31, 2022, a total of $118,834 in advances from related parties are outstanding. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

As of March 31, 2023 and December 31, 2022, the Manager has funded the Company $74,928 in related party advances. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Building Lease

On September 1, 2020, Kyle’s entered into an industrial lease agreement with Stephen Mallatt, Jr. and Rita Mallatt, the sellers of Kyle’s, who are officers of Kyle’s and principal shareholders of the Company. The lease is for a term of five years, with an option for a renewal term of five years and provides for a base rent of $7,000 per month for the first 12 months, which will increase to $7,210 for months 13-16 and to $7,426 for months 37-60. In addition, Kyle’s is responsible for all taxes, insurance and certain operating costs during the lease term.

The total rent expense under this related party lease was $21,777 for the three months ended March 31, 2023 and 2022.

NOTE 12—SHAREHOLDERS’ EQUITY (DEFICIT)

Series A Senior Convertible Preferred Shares

During the three months ended March 31 2023, the Company accrued dividends attributable to the series A senior convertible preferred shares in the amount of $110,045 and settled $152,668 of previously accrued dividends through the issuance of common shares (see below).

As of March 31, 2023 and December 31, 2022, the Company had 1,593,940 series A senior convertible preferred shares issued and outstanding.

Series B Senior Convertible Preferred Shares

During the three months ended March 31 2023, the Company accrued dividends attributable to the series B senior convertible preferred shares in the amount of $52,820 and paid $48,681 of previously accrued dividends.

As of March 31, 2023 and December 31, 2022, the Company had 464,899 series B senior convertible preferred shares issued and outstanding.

Common Shares

As of March 31, 2023 and December 31, 2022, the Company was authorized to issue 500,000,000 common shares. As of March 31, 2023 and December 31, 2022, the Company had 4,655,636 and 4,079,137 common shares issued and outstanding, respectively.

On January 30, 2023, the Company issued an aggregate of 99,505 common shares to the holders of the series A senior convertible preferred shares, in settlement of $152,668 of accrued dividends. Pursuant to the series A senior convertible preferred shares designations, dividends payable in common shares shall be calculated based on a price equal to eighty percent (80%) of the volume weighted average price for the common shares on the Company’s principal trading market during the five (5) trading days immediately prior to the applicable dividend payment date.

On February 3, 2023 and February 9, 2023, the Company issued an aggregate of 415,605 common shares to two accredited investors as a commitment fee (see Note 10).

On February 13, 2023, the Company issued 61,389 common shares upon the cashless exercises of warrants.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Warrants

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

As a result of the issuance of warrants as a dividend to common shareholders, the Company recognized a deemed dividend of approximately $0.6 million, which was calculated using a Black-Scholes pricing model.

On February 3, 2023 (as described in Note 10), the Company entered into securities purchase agreements with two accredited investors, pursuant to which the Company issued to such investors (i) promissory notes in the aggregate principal amount of $604,000 and (ii) five-year warrants for the purchase of an aggregate of 125,833 common shares at an exercise price of $4.20 per share (subject to adjustment) for total cash proceeds of $540,000. As additional consideration, the Company issued an aggregate of 125,833 common shares to the investors as a commitment fee. Additionally, the Company issued a five-year warrant to J.H. Darbie & Co (the broker) for the purchase of 892 common shares at an exercise price of $5.25 (subject to adjustment). Accordingly, a portion of the proceeds were allocated to the warrants and common shares based on their relative fair value using the Geometric Brownian Motion Stock Path Monte Carlo Simulation. The assumptions used in the model were as follows: (i) dividend yield of 0%; (ii) expected volatility of 162.3%; (iii) weighted average risk-free interest rate of 4.1%; (iv) expected life of five years; (v) estimated fair value of the common shares of $1.93 per share; (vi) exercise price ranging from $4.20 to $5.25; and (vii) various probability assumptions related to down round price adjustments. The fair value of the warrants was $222,129 and the fair value of the commitment shares was $242,858, resulting in the amount allocated to the warrants and commitment shares, based on their relative fair value of $218,172, which was recorded as additional paid-in capital.

On February 9, 2023 (as described in Note 10), the Company entered into securities purchase agreements with two accredited investors, pursuant to which the Company issued to such investors (i) promissory notes in the aggregate principal amount of $2,557,575 and (ii) five-year warrants for the purchase of an aggregate of 532,827 common shares at an exercise price of $4.20 per share (subject to adjustment) for total cash proceeds of $2,271,818. As additional consideration, the Company issued 289,772 common shares to one investor and issued to the other investor a five-year warrant for the purchase of 243,055 common shares at an exercise price of 0.01 per share (subject to adjustment), which were issued as a commitment fee. Additionally, the Company issued a five-year warrant to J.H. Darbie & Co (the broker) for the purchase of 11,923 common shares at an exercise price of $5.25 (subject to adjustment). Accordingly, a portion of the proceeds were allocated to the warrants and common shares based on their relative fair value using the Geometric Brownian Motion Stock Path Monte Carlo Simulation. The assumptions used in the model were as follows: (i) dividend yield of 0%; (ii) expected volatility of 162.0%; (iii) weighted average risk-free interest rate of 4.3%; (iv) expected life of five years; (v) estimated fair value of the common shares of $1.80 per share; (vi) exercise price ranging from $0.01 to $5.25; and (vii) various probability assumptions related to down round price adjustments. The fair value of the warrants was $1,323,774 and the fair value of the commitment shares was $521,590, resulting in the amount allocated to the warrants and commitment shares, based on their relative fair value of $879,829, which was recorded as additional paid-in capital.

On February 22, 2023 (as described in Note 10), the Company entered into securities purchase agreement with one accredited investor, pursuant to which the Company issued to such investor (i) a promissory note in the aggregate principal amount of $878,000 and (ii) five-year warrants for the purchase of an aggregate of 182,917 common shares at an exercise price of $4.20 per share (subject to adjustment) for total cash proceeds of $737,700. As additional consideration, the Company issued five-year warrants for the purchase of an aggregate of 198,343 common shares at an exercise price of $0.01 per share (subject to adjustment) to the investor as a commitment fee. Additionally, the Company issued a five-year warrant to J.H. Darbie & Co (the broker) for the purchase of 7,526 common shares at an exercise price of $5.25 (subject to adjustment). Accordingly, a portion of the proceeds were allocated to the warrants based on their relative fair value using the Geometric Brownian Motion Stock Path Monte Carlo Simulation. The assumptions used in the model were as follows: (i) dividend yield of 0%; (ii) expected volatility of 161.6%; (iii) weighted average risk-free interest rate of 4.5%; (iv) expected life of five years; (v) estimated fair value of the common shares of $1.51 per share; (vi) exercise price ranging from $0.01 to $5.25; and (vii) various probability assumptions related to down round price adjustments. The fair value of the warrants was $556,485, resulting in the amount allocated to the warrants, based on their relative fair value of $261,945, which was recorded as additional paid-in capital.

As a result of the issuance of common shares in settlement of series A senior convertible preferred shares accrued dividends on January 30, 2023, the exercise price of certain of the Company’s outstanding warrants was adjusted to $1.53 pursuant to certain antidilution provisions of such warrants (down round feature). As a result, the Company recognized a deemed dividend of approximately $1.2 million, which was calculated using a Black-Scholes pricing model.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Below is a table summarizing the changes in warrants outstanding during the three months ended March 31, 2023:

	Warrants	Weighted- Average Exercise Price
Outstanding at December 31, 2022	3,068,919	$4.14
Granted	1,711,188	3.13
Exercised	(62,500)	(0.04)
Outstanding at March 31, 2023	4,717,607	$2.11
Exercisable at March 31, 2023	4,309,735	$1.92

As of March 31, 2023, the outstanding warrants have a weighted average remaining contractual life of 2.31 years and a total intrinsic value of $432,570.

NOTE 13—EARNINGS (LOSS) PER SHARE

The computation of weighted average shares outstanding and the basic and diluted loss per common share attributable to common shareholders for the three months ended March 31, 2023 and 2022 consisted of the following:

	Three Months Ended March 31,
	2023	2022
Net loss attributable to common shareholders’	$(885,331)	$(1,008,245)

Loss per common share attributable to 1847 holdings common shareholders’
Basic and diluted	$(0.20)	$(0.21)

Weighted-average common shares outstanding
Basic and diluted	4,419,917	4,915,655

For the three months ended March 31, 2023, there were 8,991,587 potential common share equivalents from warrants excluded from the diluted earnings per share calculations as their effect is anti-dilutive.

For the three months ended March 31, 2022, there were 5,217,882 potential common share equivalents from warrants, convertible debt, and series A and B convertible preferred shares excluded from the diluted earnings per share calculations as their effect is anti-dilutive.

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

Common Share Issuances

On April 30, 2023, the Company issued 187,075 common shares as payment of dividends on the series A senior convertible preferred shares.

On May 10, 2023, the Company issued 232,216 common shares upon the exercise of warrants.

Amendments to Securities Purchase Agreements

On May 15, 2023, the Company entered into amendments to the securities purchase agreements relating to the series A senior convertible preferred shares and series B senior convertible preferred shares, pursuant to which the securities purchase agreements were amended to include a provision requiring the exercise of warrants issued pursuant to such securities purchase agreements for the issuance of a number of common shares equal to the quotient of (i) eighty percent (80%) of the Black Scholes Value of the warrants divided by (ii) the applicable exercise price of the warrants. The Company expects to issue a forced exercise notice on May 16, 2023 with the requisite shares being issued on May 17, 2023. The Company is effecting the forced exercise in part to eliminate the anti-dilution adjustment provisions of the warrants, including the “exploding” feature of the warrants issued in connection with the series A preferred financing which would result not just in the exercise price of the warrants being reduced, but in the number of underlying warrant shares being increased proportionately.

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to “we,” “us,” “our” and “our company” refer to 1847 Holdings LLC, a Delaware limited liability company, and its consolidated subsidiaries. References to “our manager” refer to 1847 Partners LLC, a Delaware limited liability company.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “could,” “will,” “should,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2022 and elsewhere in this report. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance.

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

Through our structure, we offer investors an opportunity to participate in the ownership and growth of a portfolio of businesses that traditionally have been owned and managed by private equity firms, private individuals or families, financial institutions or large conglomerates. We believe that our management and acquisition strategies will allow us to achieve our goals to make and grow regular distributions to our common shareholders and increase common shareholder value over time.

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

Recent Developments

Amendment to 6% Amortizing Promissory Note

On April 6, 2023, we entered into an amendment to the 6% amortizing promissory note described in “—Liquidity and Capital Resources—Debt—6% Amortizing Promissory Note” below, effective retroactively to October 20, 2022. Pursuant to the amendment, the parties agreed to extend the maturity date of the note to July 30, 2023 and revised the repayment terms so that the outstanding principal amount and all accrued interest thereon shall be payable in three payments on April 6, 2023, June 30, 2023 and July 30, 2023. As additional consideration for entering into the amendment, we also agreed to pay an amendment fee of $84,362 on the maturity date.

Amendments to Securities Purchase Agreements

On May 15, 2023, we entered into amendments to the securities purchase agreements relating to the series A senior convertible preferred shares and series B senior convertible preferred shares, pursuant to which the securities purchase agreements were amended to include a provision requiring the exercise of warrants issued pursuant to such securities purchase agreements for the issuance of a number of common shares equal to the quotient of (i) eighty percent (80%) of the Black Scholes Value of the warrants divided by (ii) the applicable exercise price of the warrants. We expect to issue a forced exercise notice on May 16, 2023 with the requisite shares being issued on May 17, 2023. We are effecting the forced exercise in part to eliminate the anti-dilution adjustment provisions of the warrants, including the “exploding” feature of the warrants issued in connection with the series A preferred financing which would result not just in the exercise price of the warrants being reduced, but in the number of underlying warrant shares being increased proportionately.

Management Fees

On April 15, 2013, we and our manager entered into a management services agreement, pursuant to which we are required to pay our manager a quarterly management fee equal to 0.5% of our adjusted net assets for services performed (which we refer to as the parent management fee). The amount of the parent management fee with respect to any fiscal quarter is (i) reduced by the aggregate amount of any management fees received by our manager under any offsetting management services agreements with respect to such fiscal quarter, (ii) reduced (or increased) by the amount of any over-paid (or under-paid) parent management fees received by (or owed to) our manager as of the end of such fiscal quarter, and (iii) increased by the amount of any outstanding accrued and unpaid parent management fees. We did not expense any parent management fees for the three months ended March 31, 2023 and 2022.

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

1847 Asien expensed management fees of $75,000 for the three months ended March 31, 2023 and 2022.

1847 Cabinet expensed management fees of $125,000 for the three months ended March 31, 2023 and 2022.

1847 Wolo expensed management fees of $75,000 for the three months ended March 31, 2023 and 2022.

1847 ICU expensed management fees of $0 for the three months ended March 31, 2023.

On a consolidated basis, our company expensed total management fees of $275,000 for the three months ended March 31, 2023 and 2022, respectively.

Segments

The Financial Accounting Standards Board, or FASB, Accounting Standard Codification, or ASC, Topic 280, Segment Reporting, requires that an enterprise report selected information about reportable segments in its financial reports issued to its shareholders. As of March 31, 2023, we have four reportable segments – the retail and appliances segment, which is operated by Asien’s, the retail and eyewear segment, which is operated by ICU Eyewear, the construction segment, which is operated by Kyle’s, High Mountain and Innovative Cabinets, and the automotive supplies segment, which is operated by Wolo.

The retail and appliances segment provides a wide variety of appliance products (laundry, refrigeration, cooking, dishwashers, outdoor, accessories, parts, and other appliance related products) and services (delivery, installation, service and repair, extended warranties, and financing).

The retail and eyewear segment provides a wide variety of eyewear products (non-prescription reading glasses, sunglasses, blue light blocking eyewear, sun readers and outdoor specialty sunglasses).

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

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table sets forth key components of our results of operations during the three months ended March 31, 2023 and 2022, both in dollars and as a percentage of our revenues.

	Three Months Ended March 31,
	2023		2022
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$15,403,538	100.0%	$12,073,878	100.0%
Operating expenses
Cost of revenues	9,566,508	62.1%	7,749,130	64.2%
Personnel	3,026,193	19.6%	1,577,700	13.1%
Depreciation and amortization	573,609	3.7%	511,371	4.2%
General and administrative	2,315,061	15.0%	2,166,207	17.9%
Total operating expenses	15,481,371	100.5%	12,004,408	99.4%
Income (loss) from operations	(77,833)	(0.5)%	69,470	0.6%
Other income (expenses)
Other income	33,168	0.2%	318	0.0%
Interest expense	(1,817,715)	(11.8)%	(906,743)	(7.5)%
Gain on sale of property and equipment	-	-	32,747	0.3%
Gain on bargain purchase	2,639,861	17.1%	-	-
Total other income (expense)	855,314	5.6%	(873,678)	(7.2)%
Net income (loss) before income taxes	777,481	5.0%	(804,208)	(6.7)%
Income tax benefit (expense)	270,000	1.8%	(123,000)	(1.0)%
Net income (loss)	$1,047,481	6.8%	$(927,208)	(7.7)%

Revenues. Our total revenues were $15,403,538 for the three months ended March 31, 2023, as compared to $12,073,878 for the three months ended March 31, 2022.

The retail and appliances segment generates revenue through sales of home furnishings, including appliances and related products. Revenues from the retail and appliances segment decreased by $82,849, or 3.3%, to $2,437,935 for the three months ended March 31, 2023 from $2,520,784 for the three months ended March 31, 2022. Such decrease was primarily due to ongoing supply chain delays and cost increases with appliance manufacturers, increased time it takes to receive products, and decreased customer demand.

The retail and eyewear segment generates revenue through sales of eyewear products, including non-prescription reading glasses, sunglasses, blue light blocking eyewear, sun readers and outdoor specialty sunglasses. Revenues for the retail and eyewear segment were $2,792,712 for the period from February 9, 2023 (date of acquisition) to March 31, 2023.

The construction segment generates revenue through the sale of finished carpentry products and services, including doors, door frames, base boards, crown molding, cabinetry, bathroom sinks and cabinets, bookcases, built-in closets, and fireplace mantles, among others, as well as kitchen countertops. Revenues from the construction segment increased by $1,001,622, or 12.7%, to $8,912,725 for the three months ended March 31, 2023 from $7,911,103 for the three months ended March 31, 2022. Such increase was primarily due to increases in the average customer contract in the construction segment.

The automotive supplies segment generates revenue through the design and sale of horn and safety products (electric, air, truck, marine, motorcycle and industrial equipment), including vehicle emergency and safety warning lights for cars, trucks, industrial equipment and emergency vehicles. Revenues from the automotive supplies segment decreased by $381,825, or 23.3%, to $1,260,166 for the three months ended March 31, 2023 from $1,641,991 for the three months ended March 31, 2022. Such decrease was primarily due to ongoing supply chain delays with manufacturers and increased time it takes to receive products.

Cost of revenues. Our total cost of revenues was $9,566,508 for the three months ended March 31, 2023, as compared to $7,749,130 for the three months ended March 31, 2022.

Cost of revenues for the retail and appliances segment consists of the cost of purchased merchandise plus the cost of delivering merchandise and where applicable installation, net of promotional rebates and other incentives received from vendors. Cost of revenues for the retail and appliances segment decreased by $57,667, or 3.1%, to $1,813,783 for the three months ended March 31, 2023 from $1,871,450 for the three months ended March 31, 2022. Such decrease was primarily due to corresponding the decrease in revenues from the retail and appliance segment. As a percentage of retail and appliances revenues, cost of revenues for the retail and appliances segment was 74.4% and 74.2% for the three months ended March 31, 2023 and 2022, respectively.

Cost of revenues for the retail and eyewear segment consists of the costs of purchased finished goods plus freight and tariff costs. Cost of revenues for the retail and eyewear segment was $1,667,442, or 59.7% of retail and eyewear revenues, for the period from February 9, 2023 (date of acquisition) to March 31, 2023.

Cost of revenues for the construction segment consists of finished goods, lumber, hardware and materials and plus direct labor and related costs, net of any material discounts from vendors. Cost of revenues for the construction segment increased by $495,436, or 10.2%, to $5,375,027 for the three months ended March 31, 2023 from $4,879,591 for the three months ended March 31, 2022. Such increase was primarily due to corresponding the increase in revenues from the construction segment. As a percentage of construction revenues, cost of revenues for the construction segment was 60.3% and 61.7% for the three months ended March 31, 2023 and 2022, respectively.

Cost of revenues for the automotive supplies segment consists of the costs of purchased finished goods plus freight and tariff costs. Cost of revenues for the automotive supplies segment decreased by $287,833, or 28.8%, to $710,256 for the three months ended March 31, 2023 from $998,089 for the three months ended March 31, 2022. Such decrease was primarily due to corresponding the decrease in revenues from the automotive supplies segment and decreased freight costs. As a percentage of automotive supplies revenues, cost of revenues for the automotive supplies segment was 56.4% and 60.8% for the three months ended March 31, 2023 and 2022, respectively.

Personnel costs. Personnel costs include employee salaries and bonuses plus related payroll taxes. It also includes health insurance premiums, 401(k) contributions, and training costs. Our total personnel costs were $3,026,193 for the three months ended March 31, 2023, as compared to $1,577,700 for the three months ended March 31, 2022.

Personnel costs for the retail and appliances segment increased by $42,816, or 18.6%, to $273,204 for the three months ended March 31, 2023 from $230,388 for the three months ended March 31, 2022. Such increase was primarily to increased employee headcount as a result of previous staffing shortages in the retail and appliances segment. As a percentage of retail and appliances revenue, personnel costs for the retail and appliances segment were 11.2% and 9.1% for the three months ended March 31, 2023 and 2022, respectively.

Personnel costs for the retail and eyewear segment was $806,644, or 28.9% of retail and eyewear revenues, for the period from February 9, 2023 (date of acquisition) to March 31, 2023.

Personnel costs for the construction segment increased by $637,726, or 56.2%, to $1,771,936 for the three months ended March 31, 2023 from $1,134,210 for the three months ended March 31, 2022. Such increase was primarily due to increased employee headcount as a result of increased revenues and previous staffing shortages in the construction segment. As a percentage of construction revenue, personnel costs for the construction segment were 19.9% and 14.3% for the three months ended March 31, 2023 and 2022, respectively.

Personnel costs for the automotive supplies segment increased by $31,992, or 10.7%, to $332,320 for the three months ended March 31, 2023 from $300,328 for the three months ended March 31, 2022. Such increase was primarily due to increased employee headcount as a result of previous staffing shortages in the automotive supplies segment. As a percentage of automotive supplies revenue, personnel costs for the automotive supplies segment were 26.4% and 18.3% for the three months ended March 31, 2023 and 2022, respectively.

Depreciation and amortization. Our total depreciation and amortization expense increased by $62,238, or 12.2%, to $573,609 for the three months ended March 31, 2023 from $511,371 for the three months ended March 31, 2022.

General and administrative expenses. Our general and administrative expenses consist primarily of professional advisor fees, stock-based compensation, bad debts reserve, rent expense, advertising, bank fees, and other expenses incurred in connection with general operations. Our total general and administrative expenses were $2,315,061 for the three months ended March 31, 2023, as compared to $2,166,207 for the three months ended March 31, 2022.

General and administrative expenses for the retail and appliances segment decreased by $23,893, or 5.3%, to $425,601 for the three months ended March 31, 2023 from $449,494 for the three months ended March 31, 2022. Such decrease was primarily due to the decrease in revenues from the retail and appliance segment. As a percentage of retail and appliances revenue, general and administrative expenses for the retail and appliances segment were 17.5% and 17.8% for the three months ended March 31, 2023 and 2022, respectively.

General and administrative expenses for the retail and eyewear segment was $177,803, or 6.4% of retail and eyewear revenues, for the period from February 9, 2023 (date of acquisition) to March 31, 2023.

General and administrative expenses for the construction segment decreased by $23,236, or 2.1%, to $1,093,322 for the three months ended March 31, 2023 from $1,116,558 for the three months ended March 31, 2022. Such decrease was primarily due to decreased professional fees in the construction segment. As a percentage of construction revenue, general and administrative expenses for the construction segment were 12.3% and 14.1% for the three months ended March 31, 2023 and 2022, respectively.

General and administrative expenses for the automotive supplies segment decreased by $49,548, or 12.8%, to $337,233 for the three months ended March 31, 2023 from $386,781 for the three months ended March 31, 2022. Such decrease was primarily due to decreased professional fees in the automotive supplies segment. As a percentage of automotive supplies revenue, general and administrative expenses for the automotive supplies segment were 26.8% and 23.6% for the three months ended March 31, 2023 and 2022, respectively.

General and administrative expenses for our holding company increased by $67,728, or 31.7%, to $281,102 for the three months ended March 31, 2023 from $213,374 for the three months ended March 31, 2022. Such increase was primarily due to increased corporate costs and professional fees.

Total other income (expense). We had $855,314 in total other income, net, for the three months ended March 31, 2023, as compared to other expense, net, of $873,678 for the three months ended March 31, 2022. Other income, net, for the three months ended March 31, 2023 consisted of a gain on bargain purchase of $2,639,861 related to the acquisition of ICU Eyewear and other income of $33,168, offset by interest expense of $1,817,715, while other expense, net, for the three months ended March 31, 2022 consisted interest expense of $906,743, offset by a gain on disposal of property of equipment of $32,747 and other income of $318.

Income tax benefit (expense).  We had an income an income tax benefit of $270,000 and income tax expense of $123,000 for the three months ended March 31, 2023 and 2022, respectively.

Net income (loss). As a result of the cumulative effect of the factors described above, we had a net income of $1,047,481 for the three months ended March 31, 2023, as compared to a net loss of $927,208 for the three months ended March 31, 2022.

Liquidity and Capital Resources

As of March 31, 2023, we had cash and cash equivalents of $2,297,927. To date, we have financed our operations primarily through revenue generated from operations, cash proceeds from financing activities, borrowings, and equity contributions by our shareholders.

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

Our primary use of funds will be for future acquisitions, public company expenses including regular distributions to our shareholders, investments in future acquisitions, payments to our manager pursuant to the management services agreement, potential payment of profit allocation to our manager and potential put price to our manager in respect of the allocation shares it owns. The management fee, expenses, potential profit allocation and potential put price are paid before distributions to shareholders and may be significant and exceed the funds we hold, which may require us to dispose of assets or incur debt to fund such expenditures. See Item 1. “Business—Our Manager” included in our Annual Report on Form 10-K for the year ended December 31, 2022 for more information concerning the management fee, the profit allocation and put price.

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

Our manager, as holder of 100% of our allocation shares, is entitled to receive a twenty percent (20%) profit allocation as a form of preferred equity distribution, subject to an annual hurdle rate of eight percent (8%), as follows. Upon the sale of a subsidiary, our manager will be paid a profit allocation if the sum of (i) the excess of the gain on the sale of such subsidiary over a high-water mark plus (ii) the subsidiary’s net income since its acquisition by us exceeds the 8% hurdle rate. The 8% hurdle rate is the product of (i) a 2% rate per quarter, multiplied by (ii) the number of quarters such subsidiary was held by us, multiplied by (iii) the subsidiary’s average share (determined based on gross assets, generally) of our consolidated net equity (determined according to U.S. generally accepted accounting principles, or GAAP, with certain adjustments). In certain circumstances, after a subsidiary has been held for at least 5 years, our manager may also trigger a profit allocation with respect to such subsidiary (determined based solely on the subsidiary’s net income since its acquisition). The amount of profit allocation may represent a significant cash payment and is senior in right to payments of distributions to our shareholders. Therefore, the amount of profit allocation paid, when paid, will reduce the amount of cash available to us for our operating and investing activities, including future acquisitions. See Item 1. “Business—Our Manager—Our Manager as an Equity Holder—Manager’s Profit Allocation” included in our Annual Report on Form 10-K for the year ended December 31, 2022 for more information on the calculation of the profit allocation.

Our operating agreement also contains a supplemental put provision, which gives our manager the right, subject to certain conditions, to cause us to purchase the allocation shares then owned by our manager upon termination of the management services agreement. The amount of put price under the supplemental put provision is determined by assuming all of our subsidiaries are sold at that time for their fair market value and then calculating the amount of profit allocation would be payable in such a case. If the management services agreement is terminated for any reason other than our manager’s resignation, the payment to our manager could be as much as twice the amount of such hypothetical profit allocation. As is the case with profit allocation, the calculation of the put price is complex and based on many factors that cannot be predicted with any certainty at this time. See Item 1. “Business—Our Manager—Our Manager as an Equity Holder—Supplemental Put Provision” included in our Annual Report on Form 10-K for the year ended December 31, 2022 for more information on the calculation of the put price. The put price obligation, if our manager exercises its put right, will represent a significant cash payment and is senior in right to payments of distributions to our shareholders. Therefore, the amount of put price will reduce the amount of cash available to us for our operating and investing activities, including future acquisitions.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the period indicated:

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(1,851,766)	$(536,260)
Net cash used in investing activities	(3,734,632)	(31,055)
Net cash provided by financing activities	6,804,970	822,706
Net increase in cash and cash equivalents	1,218,572	255,391
Cash and cash equivalents at beginning of period	1,079,355	1,383,533
Cash and cash equivalents at end of period	$2,297,927	$1,638,924

Net cash used in operating activities was $1,851,766 for the three months ended March 31, 2023, as compared to $536,260 for the three months ended March 31, 2022. The increase in the net cash used in operating activities was primarily a result of the gain on bargain purchase of $2,639,861 related to the acquisition of ICU Eyewear, increased payments to accounts payable and accrued expenses, offset by an increase in inventories.

Net cash used in investing activities was $3,734,632 for the three months ended March 31, 2023, as compared to $31,055 for the three months ended March 31, 2022. The increase in the net cash used in investing activities was primarily a result of the cash paid for the acquisition of ICU Eyewear.

Net cash provided by financing activities was $6,804,970 for the three months ended March 31, 2023, as compared to $822,706 for the three months ended March 31, 2022. The increase in the net cash provided by investing activities was primarily a result of the proceeds from the private placements and revolving loan described below.

Debt

Revolving Loan

On February 9, 2023, 1847 ICU and ICU Eyewear entered into a loan and security agreement, or the loan agreement, with Industrial Funding Group, Inc. for a revolving loan of up to $5,000,000, which is evidenced by a secured promissory note in the principal amount of up to $5,000,000. On February 9, 2023, we received an advance of $2,063,182 under the note, of which $1,963,182 was used to repay certain debt of ICU Eyewear in connection with the merger agreement, with the remaining $100,000 used to pay lender fees. On February 11, 2023, the Industrial Funding Group, Inc. sold and assigned the loan agreement, the note and related loan documents to GemCap Solutions, LLC. The remaining principal balance of the note at March 31, 2023 is $2,063,182 and an accrued interest balance of $42,042.

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

Purchase and Sale of Future Receivables Agreement

On March 31, 2023, we entered into a non-recourse funding agreement with a third-party for the sale of future receivables totaling $1,965,000 for net cash proceeds of $1,410,000. We are required to make weekly ACH payments in the amount of $39,300. The agreement also allows for the third-party to file UCCs securing their interest in the receivables and includes customary events of default. We recorded a debt discount of $555,000, which will be amortized under the effective interest method. We are utilizing the prospective method to account for subsequent changes in the estimated future payments, whereby if there is a change in the estimated future cash flows, a new effective interest rate is determined based on the revised estimate of remaining cash flows. As of March 31, 2023 the effective interest rate was approximately 72%.

Promissory Notes issued in Private Placement

On February 3, 2023, the Company entered into securities purchase agreements with two accredited investors, pursuant to which the Company issued to such investors (i) promissory notes in the aggregate principal amount of $604,000 and (ii) five-year warrants for the purchase of an aggregate of 125,833 common shares at an exercise price of $4.20 per share (subject to adjustment) for total cash proceeds of $540,000. As additional consideration, the Company issued an aggregate of 125,833 common shares to the investors as a commitment fee. Additionally, the Company issued a five-year warrant to J.H. Darbie & Co (the broker) for the purchase of 892 common shares at an exercise price of $5.25 (subject to adjustment).

On February 9, 2023, the Company entered into securities purchase agreements with two accredited investors, pursuant to which the Company issued to such investors (i) promissory notes in the aggregate principal amount of $2,557,575 and (ii) five-year warrants for the purchase of an aggregate of 532,827 common shares at an exercise price of $4.20 per share (subject to adjustment) for total cash proceeds of $2,271,818. As additional consideration, the Company issued 289,772 common shares to one investor and issued to the other investor a five-year warrant for the purchase of 243,055 common shares at an exercise price of 0.01 per share (subject to adjustment), which were issued as a commitment fee. Additionally, the Company issued a five-year warrant to J.H. Darbie & Co (the broker) for the purchase of 11,923 common shares at an exercise price of $5.25 (subject to adjustment).

On February 22, 2023, the Company entered into securities purchase agreement with one accredited investor, pursuant to which the Company issued to such investor (i) a promissory note in the principal amount of $878,000 and (ii) five-year warrants for the purchase of an aggregate of 182,917 common shares at an exercise price of $4.20 per share (subject to adjustment) for total cash proceeds of $737,700. As additional consideration, the Company issued a five-year warrant for the purchase of 198,343 common shares at an exercise price of $0.01 per share (subject to adjustment) to the investor as a commitment fee. Additionally, the Company issued a five-year warrant to J.H. Darbie & Co (the broker) for the purchase of 7,526 common shares at an exercise price of $5.25 (subject to adjustment).

In the aggregate, the Company issued promissory notes in the aggregate principal amount of $4,039,575, warrants for the purchase of an aggregate of 1,303,316 common shares, and 415,605 common shares for net proceeds of $3,549,518. The remaining principal balance of the notes at March 31, 2023 is $2,405,234, net of debt discounts of $1,634,341, and an accrued interest balance of $63,842.

These notes bear interest at a rate of 12% per annum and mature on the first anniversary of the date of issuance; provided that any principal amount or interest which is not paid when due shall bear interest at a rate of the lesser of 16% per annum or the maximum amount permitted by law from the due date thereof until the same is paid. The notes require monthly payments of principal and interest commencing in May 2023. The Company may voluntarily prepay the outstanding principal amount and accrued interest of each note in whole upon payment of certain prepayment fees. In addition, if at any time the Company receives cash proceeds from any source or series of related or unrelated sources, including, but not limited to, the issuance of equity or debt, the exercise of outstanding warrants, the issuance of securities pursuant to an equity line of credit (as defined in the notes) or the sale of assets outside of the ordinary course of business, each holder shall have the right in its sole discretion to require the Company to immediately apply up to 50% of such proceeds to repay all or any portion of the outstanding principal amount and interest then due under the notes. The notes are unsecured and have priority over all other unsecured indebtedness. The notes contain customary affirmative and negative covenants and events of default for a loan of this type.

The notes become convertible into common shares at the option of the holders at any time on or following the date that an event of default (as defined in the notes) occurs under the notes at a conversion price equal the lower of (i) $4.20 (subject to adjustments) and (ii) 80% of the lowest volume weighted average price of the common shares on any trading day during the five (5) trading days prior to the conversion date; provided that such conversion price shall not be less than $0.03 (subject to adjustments).

Secured Convertible Promissory Notes

On October 8, 2021, we and each of our subsidiaries 1847 Asien, 1847 Wolo, 1847 Cabinet, Asien’s, Wolo, Kyle’s, High Mountain and Innovative Cabinets, entered into a note purchase agreement with two institutional investors, pursuant to which we issued to these purchasers secured convertible promissory notes in the aggregate principal amount of $24,860,000. The notes contain an aggregate original issue discount of $497,200. As a result, the total purchase price was $24,362,800. After payment of expenses of $617,825, we received net proceeds of $23,744,975, of which $10,687,500 was used to fund the cash portion of the purchase price for the acquisition of High Mountain and Innovative Cabinets. In addition, as consideration for the financing, we granted the financing agent 187,500 warrants with a fair value of $956,526 and 7.5% interest in High Mountain and Innovative Cabinets which had a fair value of $1,146,803. The agent fees were reflected as a discount against the convertible note payable with the warrants being included in additional paid in capital and the equity interest being included within noncontrolling interest on the consolidated balance sheet. The remaining principal balance of the convertible notes at March 31, 2023 is $22,589,681, net of debt discounts of $2,270,319, and an accrued interest balance of $982,572.

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

6% Subordinated Convertible Promissory Notes

On October 8, 2021, 1847 Cabinet issued 6% subordinated convertible promissory notes in the aggregate principal amount of $5,880,345 to Steven J. Parkey and Jose D. Garcia-Rendon, the sellers of High Mountain and Innovative Cabinets. On July 26, 2022, we and 1847 Cabinet entered into a conversion agreement with Steven J. Parkey and Jose D. Garcia-Rendon, pursuant to which they agreed to convert an aggregate of $3,360,000 of the convertible notes into an aggregate of 800,000 common shares at a conversion price of $4.20 per share. As a result, we recognized a loss on extinguishment of debt of $1,280,000. The remaining principal balance of the notes at March 31, 2023 is $2,274,690, net of debt discounts of $245,656, and an accrued interest balance of $419,232.

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

6% Amortizing Promissory Note

On July 29, 2020, 1847 Asien entered into a securities purchase agreement with Joerg Christian Wilhelmsen and Susan Kay Wilhelmsen, as trustees of the Wilhelmsen Family Trust, U/D/T Dated May 1, 1992, or the Asien’s Seller, pursuant to which the Asien’s Seller sold 103,750 of our common shares to 1847 Asien a purchase price of $10.00 per share. As consideration, 1847 Asien issued to the Asien’s Seller a two-year 6% amortizing promissory note in the aggregate principal amount of $1,037,500. On October 8, 2021, the parties entered into amendment no. 1 to securities purchase agreement to amend certain terms of the securities purchase agreement and the 6% amortizing promissory note. Pursuant to the amendment, the repayment terms of the 6% amortizing promissory note were revised so that one-half (50%) of the outstanding principal amount ($518,750) and all accrued interest thereon shall be amortized on a two-year straight-line basis and payable quarterly in accordance with the amortization schedule set forth on Exhibit A to the amendment, except for the payments that were initially scheduled on January 1, 2022 and April 1, 2022, which were paid from the proceeds of the senior convertible promissory notes described above, and the second-half (50%) of the outstanding principal amount ($518,750) and all accrued, but unpaid interest thereon shall be paid on the second anniversary of the date of the 6% amortizing promissory note, along with any other unpaid principal or accrued interest thereon. On October 20, 2022, the parties entered into a letter agreement pursuant to which the parties agreed to extend the maturity date of the note to February 28, 2023 and revised the repayment terms so that the outstanding principal amount and all accrued interest thereon shall be payable monthly, beginning on November 30, 2022, in accordance with the payment schedule set forth on Exhibit A to the letter agreement. As additional consideration for entering into the letter agreement, 1847 Asien also agreed to pay the Asien’s Seller $87,707 as an amendment fee. The note is unsecured and contains customary events of default. The remaining principal and accrued interest balance of the note at March 31, 2023 was $567,248.

Related Party Promissory Note

On September 30, 2020, a portion of the purchase price for the acquisition of Kyle’s was paid by the issuance of a promissory note by 1847 Cabinet to Stephen Mallatt, Jr. and Rita Mallatt, or the Kyle’s Sellers, in the principal amount of $1,260,000. Payment of the principal and accrued interest on the note was subject to vesting. On July 26, 2022, we and 1847 Cabinet entered into a conversion agreement with the Kyle’s Sellers, pursuant to which they agreed to convert $797,221 of the vesting note into 189,815 common shares at a conversion price of $4.20 per share. As a result, we recognized a loss on extinguishment of debt of $303,706. Pursuant to the conversion agreement, the note was cancelled, and we agreed to pay $558,734 to the Kyle’s Sellers no later than October 1, 2022. On March 30, 2023, we entered into an amendment to the conversion agreement, effective retroactively to October 1, 2022. Pursuant to the amendment, we agreed to pay a total of $642,544 in three monthly payments commencing on April 5, 2023.

Financing Leases

On May 6, 2021, Kyle’s entered in an equipment financing lease to purchase equipment for $276,896, which matures in December 2027. The balance payable was $218,977 as of March 31, 2023.

On October 12, 2021, Kyle’s entered in an equipment financing lease to purchase equipment for $245,376, which matures in December 2027. The balance payable was $194,359 as of March 31, 2023.

On March 28, 2022, Kyle’s entered an equipment financing lease to purchase machinery and equipment for $316,798, which matures in January 2028. The balance payable was $262,815 as of March 31, 2023.

On April 11, 2022, Kyle’s entered in an equipment financing lease to purchase machinery and equipment for $11,706, which matures in June 2027. The balance payable was $9,734 as of March 31, 2023.

On July 13, 2022, Kyle’s entered in an equipment financing lease to purchase machinery and equipment for $240,260, which matures in June 2028. The balance payable was $214,457 as of March 31, 2023.

Vehicle Loans

Asien’s has entered into seven retail installment sale contracts pursuant to which it agreed to finance its delivery trucks at rates ranging from 3.74% to 8.72% with an aggregate remaining principal amount of $85,899 as of March 31, 2023.

Kyle’s has entered into two retail installment sale contracts pursuant to which it agreed to finance its delivery trucks at rates ranging from 5.90% to 6.54% with an aggregate remaining principal amount of $47,486 as of March 31, 2023.

High Mountain has entered into twelve retail installment sale contracts pursuant to which it agreed to finance delivery trucks and equipment at rates ranging from 3.74% to 6.34% with an aggregate remaining principal amount of $60,255 as of March 31, 2023.

Innovative Cabinets has entered into two retail installment sale contracts pursuant to which it agreed to finance delivery trucks and equipment at rates of 3.74% with an aggregate remaining principal amount of $12,990 as of March 31, 2023.

Total Debt

The following table shows aggregate figures for the total debt, net of discounts, described above that is coming due in the short and long term as of March 31, 2023. See the above disclosures for more details regarding these loans.

	Short-Term	Long-Term	Total Debt
Revolving Loan	$2,063,182	$-	$2,063,182
Sale of Future Receivables Note	1,410,000	-	1,410,000
Promissory Notes issued in Private Placements	2,405,234	-	2,405,234
6% Subordinated Promissory Note	500,000	-	500,000
Secured Convertible Promissory Notes	-	22,589,681	22,589,681
6% Subordinated Convertible Promissory Notes	-	2,274,690	2,274,690
6% Amortizing Promissory Note	465,805	-	465,805
Related Party Promissory Note	362,779	-	362,779
Financing Leases	187,429	736,993	924,422
Vehicle Loans	78,777	127,853	206,630
Total	$7,473,206	$25,729,217	$33,202,423

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

For a description of the accounting policies that, in management’s opinion, involve the most significant application of judgment or involve complex estimation and which could, if different judgment or estimates were made, materially affect our reported financial position, results of operations, or cash flows, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission, or the SEC, on April 11, 2023.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2023. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which we are still in the process of remediating as of March 31, 2023, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for the description of these weaknesses.

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

During its evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2023, our management identified the following material weaknesses:

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

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, our management has identified the steps necessary to address the material weaknesses, and in the first quarter of 2023, we continued to implement the following remedial procedures:

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

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during the first quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the three months ended March 31, 2023 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

We did not repurchase any of our common shares during the three months ended March 31, 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description of Exhibit
3.1	Certificate of Formation of 1847 Holdings LLC (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed on February 7, 2014)
3.2	Second Amended and Restated Operating Agreement of 1847 Holdings LLC, dated January 19, 2018 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 22, 2018)
3.3	Amendment No. 1 to Second Amended and Restated Operating Agreement of 1847 Holdings LLC, dated August 5, 2021 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 11, 2021)
4.1	Amended and Restated Share Designation of Series A Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on April 1, 2021)
4.2	Amendment No. 1 to Amended and Restated Share Designation of Series A Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on October 5, 2021)
4.3	Share Designation of Series B Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 2, 2022)
4.4	Common Share Purchase Warrant issued by 1847 Holdings LLC to Mast Hill Fund, L.P. on February 22, 2023 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on February 28, 2023)
4.5	Common Share Purchase Warrant issued by 1847 Holdings LLC to Mast Hill Fund, L.P. on February 22, 2023 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on February 28, 2023)
4.6	Common Share Purchase Warrant issued by 1847 Holdings LLC to J.H. Darbie & Co., Inc. on February 22, 2023 (incorporated by reference to Exhibit 4.6 to Amendment No. 1 to Registration Statement on Form S-3 filed on April 28, 2023)
4.7	Common Share Purchase Warrant issued by 1847 Holdings LLC to Leonite Fund I, LP on February 9, 2023 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on February 13, 2023)
4.8	Common Share Purchase Warrant issued by 1847 Holdings LLC to Leonite Fund I, LP on February 9, 2023 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on February 13, 2023)
4.9	Common Share Purchase Warrant issued by 1847 Holdings LLC to Mast Hill Fund, L.P. on February 9, 2023 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on February 13, 2023)
4.10	Common Share Purchase Warrant issued by 1847 Holdings LLC to J.H. Darbie & Co., Inc. on February 9, 2023 (incorporated by reference to Exhibit 4.10 to Amendment No. 1 to Registration Statement on Form S-3 filed on April 28, 2023)
4.11	Common Share Purchase Warrant issued by 1847 Holdings LLC to Leonite Fund I, LP on February 3, 2023 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on February 9, 2023)
4.12	Common Share Purchase Warrant issued by 1847 Holdings LLC to Mast Hill Fund, L.P. on February 3, 2023 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on February 9, 2023)
4.13	Common Share Purchase Warrant issued by 1847 Holdings LLC to J.H. Darbie & Co., Inc. on February 3, 2023 (incorporated by reference to Exhibit 4.13 to Amendment No. 1 to Registration Statement on Form S-3 filed on April 28, 2023)
4.14	Warrant Agent Agreement, dated January 3, 2023, between 1847 Holdings LLC and VStock Transfer, LLC and form of Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on January 9, 2023)
4.15	Common Share Purchase Warrant issued to Craft Capital Management LLC on August 5, 2022 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 8, 2022)
4.16	Common Share Purchase Warrant issued to R.F. Lafferty & Co. Inc. on August 5, 2022 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on August 8, 2022)
4.17	Warrant for Common Shares issued by 1847 Holdings LLC to J.H. Darbie & Co., Inc. on July 8, 2022 (incorporated by reference to Exhibit 4.18 to the Registration Statement on Form S-3 filed on February 1, 2023)
4.18	Warrant for Common Shares issued by 1847 Holdings LLC to Leonite Capital LLC on October 8, 2021 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on October 13, 2021)
4.19	Form of Common Share Purchase Warrant relating to 2022 private placement (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on March 2, 2022)
4.20	Form of Common Share Purchase Warrant relating to 2021 private placement (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on April 1, 2021)
4.21	Form of Common Share Purchase Warrant relating to 2020 private placement (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on October 7, 2020)
10.1	Management Services Agreement, dated February 9, 2023, between 1847 ICU Holdings Inc. and 1847 Partners LLC (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on February 13, 2023)
10.2	Amendment No. 1 to Management Services Agreement, dated March 30, 2023, between 1847 ICU Holdings Inc. and 1847 Partners LLC (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on April 5, 2023)
10.3	Amendment No. 1 to Management Services Agreement, dated March 30, 2023, between 1847 Wolo Inc. and 1847 Partners LLC (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on April 5, 2023)
10.4	Amendment No. 1 to Management Services Agreement, dated March 30, 2023, between 1847 Asien Inc. and 1847 Partners LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on April 5, 2023)
10.5	First Amendment to Agreement and Plan of Merger, dated February 9, 2023, among 1847 ICU Holdings Inc., 1847 ICU Acquisition Sub Inc., ICU Eyewear Holdings Inc. and San Francisco Equity Partners (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 13, 2023)
10.6	6% Subordinated Promissory Note issued by 1847 ICU Holdings Inc. to Oceanus Investment Inc. on February 9, 2023 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on February 13, 2023)

10.7	6% Subordinated Promissory Note issued by 1847 ICU Holdings Inc. to San Francisco Equity Partners III, LP on February 9, 2023 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on February 13, 2023)
10.8	6% Subordinated Promissory Note issued by 1847 ICU Holdings Inc. to Richard Conti on February 9, 2023 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on February 13, 2023)
10.9	6% Subordinated Promissory Note issued by 1847 ICU Holdings Inc. to Kirk Hobbs on February 9, 2023 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on February 13, 2023)
10.10	Letter Agreement, dated March 30, 2023, among 1847 Holdings LLC, 1847 Cabinet Inc., Stephen Mallatt, Jr. and Rita Mallatt (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on April 5, 2023)
10.11	Securities Purchase Agreement, dated February 22, 2023, between 1847 Holdings LLC and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 28, 2023)
10.12	Promissory Note issued by 1847 Holdings LLC to Mast Hill Fund, L.P. on February 22, 2023 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 28, 2023)
10.13	Securities Purchase Agreement, dated February 9, 2023, between 1847 Holdings LLC and Leonite Fund I, LP (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K filed on February 13, 2023)
10.14	Promissory Note issued by 1847 Holdings LLC to Leonite Fund I, LP on February 9, 2023 (incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K filed on February 13, 2023)
10.15	Securities Purchase Agreement, dated February 9, 2023, between 1847 Holdings LLC and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed on February 13, 2023)
10.16	Promissory Note issued by 1847 Holdings LLC to Mast Hill Fund, L.P. on February 9, 2023 (incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K filed on February 13, 2023)
10.17	Securities Purchase Agreement, dated February 3, 2023, between 1847 Holdings LLC and Leonite Fund I, LP (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 9, 2023)
10.18	Promissory Note issued by 1847 Holdings LLC to Leonite Fund I, LP on February 3, 2023 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on February 9, 2023)
10.19	Securities Purchase Agreement, dated February 3, 2023, between 1847 Holdings LLC and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 9, 2023)
10.20	Promissory Note issued by 1847 Holdings LLC to Mast Hill Fund, L.P. on February 3, 2023 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on February 9, 2023)
10.21	Loan and Security Agreement, dated February 9, 2023, among Industrial Funding Group, Inc., 1847 ICU Holdings Inc., ICU Eyewear Holdings Inc. and ICU Eyewear, Inc. (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on February 13, 2023)
10.22	Secured Promissory Note issued by 1847 ICU Holdings Inc., ICU Eyewear Holdings Inc. and ICU Eyewear, Inc. to Industrial Funding Group, Inc. on February 9, 2023 (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on February 13, 2023)
10.23	Domain Name, URL and IP Address Agreement, dated February 9, 2023, by 1847 ICU Holdings Inc., ICU Eyewear Holdings Inc. and ICU Eyewear, Inc. in favor of Industrial Funding Group, Inc. (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on February 13, 2023)
10.24	Trademark Security Agreement, dated February 9, 2023, by 1847 ICU Holdings Inc., ICU Eyewear Holdings Inc. and ICU Eyewear, Inc. in favor of Industrial Funding Group, Inc. (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed on February 13, 2023)
10.25	Indemnity and Release Letter, dated February 11, 2023, among GemCap Solutions, LLC, Industrial Funding Group, Inc., 1847 ICU Holdings Inc., ICU Eyewear Holdings Inc. and ICU Eyewear, Inc. (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed on February 13, 2023)
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 16, 2023	1847 HOLDINGS LLC

/s/ Ellery W. Roberts
	Name:	Ellery W. Roberts
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Vernice L. Howard
	Name:	Vernice L. Howard
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)