Form 10-Q
period 2023-06-30
1847 Holdings LLC
filed 2023-08-14
CIK 1599407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

or

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

As of August 10, 2023, there were 40,687,612 common shares of the registrant issued and outstanding.

1847 HOLDINGS LLC

Quarterly Report on Form 10-Q

 Period Ended June 30, 2023

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

PART II
OTHER INFORMATION
Item 1.	Legal Proceedings	45
Item 1A.	Risk Factors	45
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 3.	Defaults Upon Senior Securities	45
Item 4.	Mine Safety Disclosures	45
Item 5.	Other Information	45
Item 6.	Exhibits	45

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

1847 HOLDINGS LLC

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$559,650	$1,079,355
Investments	277,714	277,310
Receivables, net	8,724,992	5,215,568
Contract assets	63,531	89,574
Inventories, net	13,137,448	4,184,019
Prepaid expenses and other current assets	1,657,488	379,875
Total Current Assets	24,420,823	11,225,701

Property and equipment, net	2,192,637	1,885,206
Operating lease right-of-use assets	2,490,304	2,854,196
Long-term deposits	156,997	82,197
Intangible assets, net	9,563,745	9,985,129
Goodwill	19,452,270	19,452,270
TOTAL ASSETS	$58,276,776	$45,484,699

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$13,890,594	$6,741,769
Contract liabilities	2,895,975	2,353,295
Customer deposits	3,066,252	3,059,658
Due to related parties	193,762	193,762
Current portion of operating lease liabilities	734,146	713,100
Current portion of finance lease liabilities	185,806	185,718
Current portion of notes payable, net	4,929,560	551,210
Revolving line of credit	1,815,003	-
Related party note payable	362,779	362,779
Total Current Liabilities	28,073,877	14,161,291

Operating lease liabilities, net of current portion	1,864,221	2,237,797
Finance lease liabilities, net of current portion	692,519	784,148
Notes payable, net of current portion	111,413	144,830
Convertible notes payable, net	25,049,196	24,667,799
Deferred tax liability, net	1,217,000	599,000
TOTAL LIABILITIES	57,008,226	42,594,865

Shareholders’ Equity
Series A senior convertible preferred shares, no par value, 4,450,460 shares designated; 1,593,940 shares issued and outstanding as of June 30, 2023 and December 31, 2022	1,338,746	1,338,746
Series B senior convertible preferred shares, no par value, 583,334 shares designated; 379,899 and 464,899 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	992,495	1,214,181
Allocation shares, 1,000 shares authorized; 1,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022	1,000	1,000
Common shares, $0.001 par value, 500,000,000 shares authorized; 7,018,670 and 4,079,137 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	7,019	4,079
Distribution receivable	(2,000,000)	(2,000,000)
Additional paid-in capital	48,179,715	43,962,606
Accumulated deficit	(47,274,566)	(41,919,277)
TOTAL 1847 HOLDINGS SHAREHOLDERS’ EQUITY	1,244,409	2,601,335
NON-CONTROLLING INTERESTS	24,141	288,499
TOTAL SHAREHOLDERS’ EQUITY	1,268,550	2,889,834
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$58,276,776	$45,484,699

The accompanying notes are an integral part of these condensed consolidated financial statements.

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$19,390,739	$12,891,243	$34,794,277	$24,965,121

Operating Expenses
Cost of sales	12,470,695	7,871,372	22,037,203	15,513,476
Personnel	3,865,260	1,993,767	6,891,453	3,793,850
Depreciation and amortization	618,797	498,974	1,192,406	1,010,345
General and administrative	3,268,087	2,181,361	5,583,148	4,232,211
Total Operating Expenses	20,222,839	12,545,474	35,704,210	24,549,882

INCOME (LOSS) FROM OPERATIONS	(832,100)	345,769	(909,933)	415,239

Other Income (Expense)
Other income (expense)	18,800	357	51,968	675
Interest expense	(2,225,415)	(932,123)	(4,043,130)	(1,838,866)
Gain (loss) on disposal of property and equipment	-	(671)	-	32,076
Gain on bargain purchase	-	-	2,639,861	-
Total Other Expense	(2,206,615)	(932,437)	(1,351,301)	(1,806,115)

NET LOSS BEFORE INCOME TAXES	(3,038,715)	(586,668)	(2,261,234)	(1,390,876)
INCOME TAX BENEFIT (EXPENSE)	(931,321)	439,000	(661,321)	316,000
NET LOSS	$(3,970,036)	$(147,668)	$(2,922,555)	$(1,074,876)

NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	(199,305)	(3,216)	(264,358)	(57,394)
NET LOSS ATTRIBUTABLE TO 1847 HOLDINGS	$(3,770,731)	$(144,452)	$(2,658,197)	$(1,017,482)

PREFERRED SHARE DIVIDENDS	(165,227)	(208,281)	(328,092)	(343,496)
DEEMED DIVIDENDS	(534,000)	-	(2,369,000)	-
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(4,469,958)	$(352,733)	$(5,355,289)	$(1,360,978)

LOSS PER COMMON SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS - BASIC AND DILUTED	$(0.76)	$(0.28)	$(1.04)	$(1.10)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	5,861,137	1,248,829	5,141,836	1,239,093

The accompanying notes are an integral part of these condensed consolidated financial statements.

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

Three and Six Months Ended June 30, 2023

	Series A Senior Convertible Preferred Shares		Series B Senior Convertible Preferred Shares		Allocation	Common Shares		Distribution	Additional Paid-In	Accumulated	Non- Controlling	Total Shareholder’
	Shares	Amount	Shares	Amount	Shares	Shares	Amount	Receivable	Capital	Deficit	Interests	Equity
Balance at December 31, 2022	1,593,940	$1,338,746	464,899	$1,214,181	$1,000	4,079,137	$4,079	$(2,000,000)	$43,962,606	$(41,919,277)	$288,499	$2,889,834
Issuance of common shares upon settlement of accrued series A preferred share dividends	-	-	-	-	-	99,505	100	-	152,568	-	-	152,668
Issuance of common shares and warrants in connection with a private debt offering	-	-	-	-	-	415,605	416	-	1,359,946	-	-	1,360,362
Issuance of common shares upon cashless exercise of warrants	-	-	-	-	-	61,389	61	-	(61)	-	-	-
Deemed dividend from issuance of warrants to common shareholders	-	-	-	-	-	-	-	-	618,000	(618,000)	-	-
Deemed dividend from down round provision in warrants	-	-	-	-	-	-	-	-	1,217,000	(1,217,000)	-	-
Dividends - series A senior convertible preferred shares	-	-	-	-	-	-	-	-	-	(110,045)	-	(110,045)
Dividends - series B senior convertible preferred shares	-	-	-	-	-	-	-	-	-	(52,820)	-	(52,820)
Net income (loss)	-	-	-	-	-	-	-	-	-	1,112,534	(65,053)	1,047,481
Balance at March 31, 2023	1,593,940	$1,338,746	464,899	$1,214,181	$1,000	4,655,636	$4,656	$(2,000,000)	$47,310,059	$(42,804,608)	$223,446	$5,287,480
Issuance of common shares upon settlement of accrued series A preferred share dividends	-	-	-	-	-	187,075	187	-	111,082	-	-	111,269
Issuance of common shares upon cashless exercise of warrants	-	-	-	-	-	1,238,929	1,239	-	(1,239)	-	-	-
Issuance of common shares upon exercise of warrants	-	-	-	-	-	506,478	506	-	4,558	-	-	5,064
Issuance of common shares upon conversion of series B senior convertible preferred shares	-	-	(85,000)	(221,686)	-	430,552	431	-	221,255	-	-	-
Deemed dividend from down round provision in warrants	-	-	-	-	-	-	-	-	534,000	(534,000)	-	-
Dividends - series A senior convertible preferred shares	-	-	-	-	-	-	-	-	-	(110,051)	-	(110,051)
Dividends - series B senior convertible preferred shares	-	-	-	-	-	-	-	-	-	(55,176)	-	(55,176)
Net loss	-	-	-	-	-	-	-	-	-	(3,770,731)	(199,305)	(3,970,036)
Balance at June 30, 2023	1,593,940	$1,338,746	379,899	$992,495	$1,000	7,018,670	$7,019	$(2,000,000)	$48,179,715	$(47,274,566)	$24,141	$1,268,550

Three and Six Months Ended June 30, 2022

	Series A Senior Convertible Preferred Shares		Series B Senior Convertible Preferred Shares		Allocation	Common Shares		Distribution	Additional Paid-In	Accumulated	Non- Controlling	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Shares	Amount	Receivable	Capital	Deficit	Interests	(Deficit)
Balance at December 31, 2021	1,818,182	$1,655,404	-	$-	$1,000	1,210,733	$1,211	$(2,000,000)	$21,723,042	$(20,754,394)	$930,812	$(98,329)
Issuance of common shares upon conversion of series A senior convertible preferred shares	(133,333)	(111,986)	-	-	-	38,096	38	-	111,948	-	-	111,986
Issuance of series B senior convertible preferred shares and warrants	-	-	426,999	1,113,650	-	-	-	-	152,350	-	-	152,350
Dividends - common shares	-	-	-	-	-	-	-	-	-	(249,762)	-	(249,762)
Dividends - series A senior convertible preferred shares	-	(128,318)	-	-	-	-	-	-	-	(121,455)	-	(121,455)
Dividends - series B senior convertible preferred shares	-	-	-	-	-	-	-	-	-	(13,760)	-	(13,760)
Net loss	-	-	-	-	-	-	-	-	-	(873,030)	(54,178)	(927,208)
Balance at March 31, 2022	1,684,849	$1,415,100	426,999	$1,113,650	$1,000	1,248,829	$1,249	$(2,000,000)	$21,987,340	$(22,012,401)	$876,634	$(1,146,178)
Issuance of series B convertible preferred shares and warrants	-	-	54,567	144,000	-	-	-	-	19,700	-	-	19,700
Dividends - series A senior convertible preferred shares	-	-	-	-	-	-	-	-	-	(159,298)	-	(159,298)
Dividends - series B senior convertible preferred shares	-	-	-	-	-	-	-	-	-	(48,983)	-	(48,983)
Net loss	-	-	-	-	-	-	-	-	-	(144,452)	(3,216)	(147,668)
Balance at June 30, 2022	1,684,849	$1,415,100	481,566	$1,257,650	$1,000	1,248,829	$1,249	$(2,000,000)	$22,007,040	$(22,365,134)	$873,418	$(1,482,427)

The accompanying notes are an integral part of these condensed consolidated financial statements.

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,922,555)	$(1,074,876)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on bargain purchase	(2,639,861)	-
Gain on disposal of property and equipment	-	(32,076)
Deferred tax asset (liability)	618,000	(513,000)
Bad debt expense	278,190	-
Inventory reserve	75,000	-
Depreciation and amortization	1,192,406	1,010,345
Amortization of debt discounts	1,185,211	503,300
Amortization of right-of-use assets	363,892	227,847
Changes in operating assets and liabilities:
Receivables	(1,865,562)	(1,755,930)
Contract assets	26,043	8,508
Inventories	968,903	431,893
Prepaid expenses and other current assets	(1,197,836)	331,323
Other assets	-	24,425
Accounts payable and accrued expenses	1,173,458	1,941,047
Contract liabilities	542,680	(1,334,606)
Customer deposits	6,594	(208,855)
Operating lease liabilities	(352,530)	(174,791)
Net cash used in operating activities	(2,547,967)	(615,446)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in acquisitions, net of cash acquired	(3,670,887)	-
Purchases of property and equipment	(224,783)	(197,301)
Proceeds from disposal of property and equipment	-	39,998
Investments in certificates of deposit	(404)	(527)
Net cash used in investing activities	(3,896,074)	(157,830)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of series B senior convertible preferred shares	-	1,429,700
Net proceeds from notes payable	1,410,000	-
Net proceeds from issuance of common shares and warrants in connection with a private debt offering	3,549,518	-
Net proceeds from revolving line of credit	1,715,003	-
Proceeds from exercise of warrants	5,064	-
Repayments of notes payable and finance lease liabilities	(649,578)	(119,963)
Accrued series A preferred share dividends paid	-	(280,753)
Accrued series B preferred share dividends paid	(105,671)	(62,743)
Accrued common share dividends paid	-	(249,762)
Net cash provided by financing activities	5,924,336	716,479

NET CHANGE IN CASH AND CASH EQUIVALENTS	(519,705)	(56,797)

CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS
Beginning of the period	1,079,355	1,383,533
End of the period	$559,650	$1,326,736

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$1,776,635	$997,691
Cash paid for income taxes	$131,500	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Net assets acquired in the acquisition of ICU Eyewear	$7,139,861	$-
Deemed dividend from issuance of warrants to common shareholders	$618,000	$-
Deemed dividend from down round provision in warrants	$1,751,000	$-
Accrued dividends on series A preferred shares	$220,096	$-
Accrued dividends on series B preferred shares	$107,996	$-
Issuance of common shares upon settlement of accrued series A dividends	$263,937	$-
Issuance of common shares upon conversion of series A preferred shares	$-	$111,986
Issuance of common shares upon conversion of series B preferred shares	$221,686	$-
Issuance of common shares upon cashless exercise of warrants	$1,300	$-
Debt discount on notes payable	$2,405,419	$-
Financed purchases of property and equipment	$-	$328,504
Operating lease right-of-use asset and liability remeasurement	$-	$254,713

The accompanying notes are an integral part of these condensed consolidated financial statements.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

NOTE 1—BASIS OF PRESENTATION AND OTHER INFORMATION

The accompanying unaudited condensed consolidated financial statements of 1847 Holdings LLC (the “Company,” “we,” “us,” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all the information and footnotes required by GAAP for complete financial statements. The December 31, 2022 consolidated balance sheet data was derived from audited financial statements but do not include all disclosures required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on April 11, 2023. The interim unaudited condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

Reclassifications

Certain reclassifications within operating expenses have been made to the prior period’s financial statements to conform to the current period financial statement presentation. There is no impact in total to the results of operations and cash flows in all periods presented.

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

As of June 30, 2023, the Company had cash and cash equivalents of $559,650. For the six months ended June 30, 2023, the Company incurred a loss from operations of $909,933, cash flows used in operations of $2,547,967 and working capital deficit of $3,653,054. The Company has generated operating losses since its inception and has relied on cash on hand, sales of securities, external bank lines of credit, and issuance of third-party and related party debt to support cashflow from operations, which creates substantial doubt about its ability to continue as a going concern for a period at least one year from the date of issuance of these condensed consolidated financial statements.

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

JUNE 30, 2023

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

The Company’s revenues for the three and six months ended June 30, 2023 and 2022 are disaggregated as follows:

	Three Months Ended June 30, 2023
	Retail and Appliances	Retail and Eyewear	Construction	Automotive Supplies	Total
Revenues
Appliances	$1,774,297	$-	$-	$-	$1,774,297
Appliance accessories, parts, and other	254,349	-	-	-	254,349
Eyewear	-	2,904,109	-	-	2,904,109
Eyewear accessories, parts, and other	-	1,589,952	-	-	1,589,952
Automotive horns	-	-	-	797,032	797,032
Automotive lighting	-	-	-	567,105	567,105
Custom cabinets and countertops	-	-	2,240,625	-	2,240,625
Finished carpentry	-	-	9,263,270	-	9,263,270
Total Revenues	$2,028,646	$4,494,061	$11,503,895	$1,364,137	$19,390,739

	Three Months Ended June 30, 2022
	Retail and Appliances	Retail and Eyewear	Construction	Automotive Supplies	Total
Revenues
Appliances	$2,509,217	$-	$-	$-	$2,509,217
Appliance accessories, parts, and other	357,794	-	-	-	357,794
Eyewear	-	-	-	-	-
Eyewear accessories, parts, and other	-	-	-	-	-
Automotive horns	-	-	-	1,471,923	1,471,923
Automotive lighting	-	-	-	511,131	511,131
Custom cabinets and countertops	-	-	3,130,143	-	3,130,143
Finished carpentry	-	-	4,911,035	-	4,911,035
Total Revenues	$2,867,011	$-	$8,041,178	$1,983,054	$12,891,243

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

	Six Months Ended June 30, 2023
	Retail and Appliances	Retail and Eyewear	Construction	Automotive Supplies	Total
Revenues
Appliances	$3,919,122	$-	$-	$-	$3,919,122
Appliance accessories, parts, and other	547,459	-	-	-	547,459
Eyewear	-	4,658,849	-	-	4,658,849
Eyewear accessories, parts, and other	-	2,627,924	-	-	2,627,924
Automotive horns	-	-	-	1,792,449	1,792,449
Automotive lighting	-	-	-	831,854	831,854
Custom cabinets and countertops	-	-	4,356,807	-	4,356,807
Finished carpentry	-	-	16,059,813	-	16,059,813
Total Revenues	$4,466,581	$7,286,773	$20,416,620	$2,624,303	$34,794,277

	Six Months Ended June 30, 2022
	Retail and Appliances	Retail and Eyewear	Construction	Automotive Supplies	Total
Revenues
Appliances	$4,713,842	$-	$-	$-	$4,713,842
Appliance accessories, parts, and other	673,953	-	-	-	673,953
Eyewear	-	-	-	-	-
Eyewear accessories, parts, and other	-	-	-	-	-
Automotive horns	-	-	-	2,671,779	2,671,779
Automotive lighting	-	-	-	953,266	953,266
Custom cabinets and countertops	-	-	7,297,944	-	7,297,944
Finished carpentry	-	-	8,654,337	-	8,654,337
Total Revenues	$5,387,795	$-	$15,952,281	$3,625,045	$24,965,121

Segment information for the three and six months ended June 30, 2023 and 2022 are as follows:

	Three Months Ended June 30, 2023
	Retail and Appliances	Retail and Eyewear	Construction	Automotive Supplies	Corporate Services	Total
Revenues	$2,028,646	$4,494,061	$11,503,895	$1,364,137	$-	$19,390,739
Operating Expenses
Cost of revenues	1,672,052	2,772,880	7,200,651	825,112	-	12,470,695
Personnel	264,790	1,450,096	2,009,215	314,509	(173,350)	3,865,260
Personnel – corporate allocation	(83,300)	-	(249,900)	(83,300)	416,500	-
Depreciation and amortization	46,603	107,125	413,130	51,939	-	618,797
General and administrative	357,031	622,632	1,681,495	277,266	(20,337)	2,918,087
General and administrative – management fees	75,000	75,000	125,000	75,000	-	350,000
General and administrative – corporate allocation	(26,816)	-	(343,148)	(88,627)	458,591	-
Total Operating Expenses	2,305,360	5,027,733	10,836,443	1,371,899	681,404	20,222,839
Income (loss) from operations	$(276,714)	$(533,672)	$667,452	$(7,762)	$(681,404)	$(832,100)

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

	Three Months Ended June 30, 2022
	Retail and Appliances	Retail and Eyewear	Construction	Automotive Supplies	Corporate Services	Total
Revenues	$2,867,011	$-	$8,041,178	$1,983,054	$-	$12,891,243
Operating Expenses
Cost of revenues	2,185,805	-	4,534,311	1,151,256	-	7,871,372
Personnel	288,276	-	1,574,461	373,177	(242,147)	1,993,767
Personnel – corporate allocation	(103,500)	-	(310,500)	(103,500)	517,500	-
Depreciation and amortization	48,019	-	399,085	51,870	-	498,974
General and administrative	450,681	-	1,353,135	368,287	(265,742)	1,906,361
General and administrative – management fees	75,000	-	125,000	75,000	-	275,000
General and administrative – corporate allocation	(15,197)	-	(204,852)	(130,684)	350,733	-
Total Operating Expenses	2,929,084	-	7,470,640	1,785,406	360,344	12,545,474
Income (loss) from operations	$(62,073)	$-	$570,538	$197,648	$(360,344)	$345,769

	Six Months Ended June 30, 2023
	Retail and Appliances	Retail and Eyewear	Construction	Automotive Supplies	Corporate Services	Total
Revenues	$4,466,581	$7,286,773	$20,416,620	$2,624,303	$-	$34,794,277
Operating Expenses
Cost of revenues	3,485,835	4,440,322	12,575,678	1,535,368	-	22,037,203
Personnel	537,994	2,256,740	3,781,151	646,829	(331,261)	6,891,453
Personnel – corporate allocation	(154,700)	-	(464,100)	(154,700)	773,500	-
Depreciation and amortization	93,206	169,203	826,119	103,878	-	1,192,406
General and administrative	707,632	800,435	2,649,817	539,499	260,765	4,958,148
General and administrative – management fees	150,000	75,000	250,000	150,000	-	625,000
General and administrative – corporate allocation	(76,983)	-	(462,593)	(121,442)	661,018	-
Total Operating Expenses	4,742,984	7,741,700	19,156,072	2,699,432	1,364,022	35,704,210
Income (loss) from operations	$(276,403)	$(454,927)	$1,260,548	$(75,129)	$(1,364,022)	$(909,933)

	Six Months Ended June 30, 2022
	Retail and Appliances	Retail and Eyewear	Construction	Automotive Supplies	Corporate Services	Total
Revenues	$5,387,795	$-	$15,952,281	$3,625,045	$-	$24,965,121
Operating Expenses
Cost of revenues	4,062,021	-	9,290,987	2,160,468	-	15,513,476
Personnel	529,630	-	2,744,224	715,005	(195,009)	3,793,850
Personnel – corporate allocation	(145,000)	-	(435,000)	(145,000)	725,000	-
Depreciation and amortization	127,816	-	778,789	103,740	-	1,010,345
General and administrative	866,139	-	2,602,145	684,141	(470,214)	3,682,211
General and administrative – management fees	150,000	-	250,000	150,000	-	550,000
General and administrative – corporate allocation	(30,393)	-	(522,260)	(209,132)	761,785	-
Total Operating Expenses	5,560,213	-	14,708,885	3,459,222	821,562	24,549,882
Income (loss) from operations	$(172,418)	$-	$1,243,396	$165,823	$(821,562)	$415,239

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

NOTE 5—PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2023 and December 31, 2022 consisted of the following:

	June 30, 2023	December 31, 2022
Equipment and machinery	$1,406,531	$1,403,817
Office furniture and equipment	156,960	156,960
Transportation equipment	883,077	883,077
Displays	753,293	-
Leasehold improvements	181,206	166,760
Total property and equipment	3,381,067	2,610,614
Less: Accumulated depreciation	(1,188,430)	(725,408)
Property and equipment, net	$2,192,637	$1,885,206

Depreciation expense for the three and six months ended June 30, 2023 was $254,105 and $463,022, respectively. In comparison, depreciation expense for the three and six months ended June 30, 2022 was $134,282 and $280,961, respectively.

NOTE 6—INTANGIBLE ASSETS

Intangible assets at June 30, 2023 and December 31, 2022 consisted of the following:

	June 30, 2023	December 31, 2022
Customer relationships	$9,024,000	$9,024,000
Marketing-related	2,992,000	2,684,000
Technology-related	623,000	623,000
Total intangible assets	12,639,000	12,331,000
Less: accumulated amortization	(3,075,255)	(2,345,871)
Intangible assets, net	$9,563,745	$9,985,129

Amortization expense for the three and six months ended June 30, 2023 and 2022 was $364,692 and $729,384, respectively.

Estimated amortization expense for intangible assets for the next five years consists of the following as of June 30, 2023:

Year Ending December 31,	Amount
2023 - remaining	$729,384
2024	1,458,768
2025	1,325,778
2026	1,150,640
2027	909,142
Thereafter	3,990,032
Total	$9,563,745

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

NOTE 7—SELECTED ACCOUNT INFORMATION

Receivables

Receivables at June 30, 2023 and December 31, 2022 consisted of the following:

	June 30, 2023	December 31, 2022
Trade accounts receivable	$8,180,291	$4,867,749
Vendor rebates receivable	3,260	460
Credit card payments in process of settlement	113,228	102,917
Retainage	1,065,403	603,442
Total receivables	9,362,182	5,574,568
Allowance for doubtful accounts	(637,190)	(359,000)
Total receivables, net	$8,724,992	$5,215,568

Inventories

Inventories at June 30, 2023 and December 31, 2022 consisted of the following:

	June 30, 2023	December 31, 2022
Appliances	$2,010,458	$2,155,839
Eyewear	9,312,052	-
Automotive	808,278	934,683
Construction	1,507,508	1,519,345
Total inventories	13,638,296	4,609,867
Less reserve for obsolescence	(500,848)	(425,848)
Total inventories, net	$13,137,448	$4,184,019

Inventory balances are composed of finished goods. Raw materials and work in process inventory are immaterial to the condensed consolidated financial statements.

Accounts payable and accrued expenses

Accounts payable and accrued expenses at June 30, 2023 and December 31, 2022 consisted of the following:

	June 30, 2023	December 31, 2022
Trade accounts payable	$9,632,669	$4,129,393
Credit cards payable	51,068	357,964
Accrued payroll liabilities	891,569	824,369
Accrued interest	2,152,433	1,179,875
Accrued dividends	94,536	136,052
Other accrued liabilities	1,068,319	114,116
Total accounts payable and accrued expenses	$13,890,594	$6,741,769

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

NOTE 8—LEASES

Operating Leases

The following was included in the condensed consolidated balance sheets at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Operating lease right-of-use assets	$2,490,304	$2,854,196
Lease liabilities, current portion	734,146	713,100
Lease liabilities, long-term	1,864,221	2,237,797
Total operating lease liabilities	$2,598,367	$2,950,897
Weighted-average remaining lease term (months)	41	47
Weighted average discount rate	4.34%	4.36%

Rent expense for the three and six months ended June 30, 2023 was $389,593 and $730,185, respectively. In comparison, rent expense for the three and six months ended June 30, 2022 was $290,283 and $525,721, respectively.

As of June 30, 2023, maturities of operating lease liabilities were as follows:

Year Ending December 31,	Amount
2023 - remaining	$414,531
2024	846,987
2025	802,413
2026	512,756
2027	228,889
Thereafter	-
Total	2,805,576
Less: imputed interest	(207,209)
Total operating lease liabilities	$2,598,367

Finance Leases

As of June 30, 2023, maturities of financing lease liabilities were as follows:

Year Ending December 31,	Amount
2023 - remaining	$117,405
2024	218,099
2025	211,332
2026	211,332
2027	210,042
Thereafter	28,833
Total	997,043
Less: amount representing interest	(118,718)
Present value of minimum lease payments	$878,325

As of June 30, 2023, the weighted-average remaining lease term for all finance leases is 4.50 years.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

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

ICU Eyewear specializes in the sale and distribution of reading eyewear and sunglasses, blue light blocking eyewear, sun readers, and other outdoor specialty sunglasses, as well as select health and personal care items, including face masks. This transaction aligned with the Company’s acquisition strategy of targeting small businesses in various industries that the Company expects will face minimal threats of technological or competitive obsolescence, produce positive and stable earnings and cash flow, as well as achieve attractive returns on the Company’s invested capital.

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

The preliminary fair value of the purchase consideration issued to the ICU Eyewear stockholders was allocated to the net tangible assets acquired. The preliminary fair value of the net assets acquired was $7,139,861, exceeding the purchase consideration, resulting in a bargain purchase gain of $2,639,861. For the three and six months ended June 30, 2023, ICU Eyewear contributed revenue of $4,494,061 and $7,286,773, respectively. Additionally, for the same periods, ICU Eyewear reported a net loss of $622,776 and net income of $1,958,661, respectively, which are included in our condensed consolidated statements of operations for the respective periods.

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

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

Pro Forma Information

The following unaudited pro forma results presented below include the effects of the ICU Eyewear acquisition as if it had been consummated as of January 1, 2022, with adjustments to give effect to pro forma events that are directly attributable to this acquisition.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$19,390,739	$12,891,243	$36,870,614	$24,965,121
Net loss	(3,970,036)	(147,668)	(2,942,065)	(1,074,876)
Net loss attributable to common shareholders	(4,469,958)	(352,733)	(5,374,799)	(1,360,978)
Loss per share attributable to common shareholders
Basic and diluted	$(0.76)	$(0.28)	$(1.05)	$(1.10)

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

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

Private Placements

On February 3, 2023, the Company entered into securities purchase agreements with two accredited investors, pursuant to which the Company issued to such investors (i) promissory notes in the aggregate principal amount of $604,000 and (ii) five-year warrants for the purchase of an aggregate of 125,833 common shares at an exercise price of $4.20 per share (subject to adjustment) for total cash proceeds of $540,000. As additional consideration, the Company issued an aggregate of 125,833 common shares to the investors as a commitment fee. Additionally, the Company issued a five-year warrant to J.H. Darbie & Co (the broker) for the purchase of 892 common shares at an exercise price of $5.25 (subject to adjustment). Accordingly, a portion of the proceeds were allocated to the warrants and common shares based on their relative fair value using the Geometric Brownian Motion Stock Path Monte Carlo Simulation. The exercise prices of all of the foregoing warrants were adjusted to $0.5948 on April 30, 2023 (see Note 12).

On February 9, 2023, the Company entered into securities purchase agreements with two accredited investors, pursuant to which the Company issued to such investors (i) promissory notes in the aggregate principal amount of $2,557,575 and (ii) five-year warrants for the purchase of an aggregate of 532,827 common shares at an exercise price of $4.20 per share (subject to adjustment) for total cash proceeds of $2,271,818. As additional consideration, the Company issued 289,772 common shares to one investor and issued to the other investor a five-year warrant for the purchase of 243,055 common shares at an exercise price of 0.01 per share (subject to adjustment), which were issued as a commitment fee. Additionally, the Company issued a five-year warrant to J.H. Darbie & Co (the broker) for the purchase of 11,923 common shares at an exercise price of $5.25 (subject to adjustment). Accordingly, a portion of the proceeds were allocated to the warrants and common shares based on their relative fair value using the Geometric Brownian Motion Stock Path Monte Carlo Simulation. The exercise prices of all of the foregoing warrants were adjusted to $0.5948 on April 30, 2023 (see Note 12).

On February 22, 2023, the Company entered into securities purchase agreement with one accredited investor, pursuant to which the Company issued to such investor (i) a promissory note in the principal amount of $878,000 and (ii) five-year warrants for the purchase of an aggregate of 182,917 common shares at an exercise price of $4.20 per share (subject to adjustment) for total cash proceeds of $737,700. As additional consideration, the Company issued a five-year warrant for the purchase of 198,343 common shares at an exercise price of $0.01 per share (subject to adjustment) to the investor as a commitment fee. Additionally, the Company issued a five-year warrant to J.H. Darbie & Co (the broker) for the purchase of 7,526 common shares at an exercise price of $5.25 (subject to adjustment). Accordingly, a portion of the proceeds were allocated to the warrants based on their relative fair value using the Geometric Brownian Motion Stock Path Monte Carlo Simulation. The exercise prices of all of the foregoing warrants were adjusted to $0.5948 on April 30, 2023 (see Note 12).

In the aggregate, the Company issued promissory notes in the aggregate principal amount of $4,039,575, warrants for the purchase of an aggregate of 1,303,316 common shares, and 415,605 common shares for net proceeds of $3,549,518.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

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

The notes become convertible into common shares at the option of the holders at any time on or following the date that an event of default (as defined in the notes) occurs under the notes at a conversion price equal the lower of (i) $4.20 (subject to adjustments) and (ii) 80% of the lowest volume weighted average price of the common shares on any trading day during the five (5) trading days prior to the conversion date; provided that such conversion price shall not be less than $0.03 (subject to adjustments). The conversion price was adjusted to $0.5948 on April 30, 2023 (see Note 12).

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

The Company recorded a debt discount of $555,000, which will be amortized under the effective interest method. The Company is utilizing the prospective method to account for subsequent changes in the estimated future payments, whereby if there is a change in the estimated future cash flows, a new effective interest rate is determined based on the revised estimate of remaining cash flows. As of June 30, 2023, the effective interest rate was 72.4%.

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

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

Management Services Agreement

On April 15, 2013, the Company and 1847 Partners LLC (the “Manager”) entered into a management services agreement, pursuant to which the Company is required to pay the Manager a quarterly management fee equal to 0.5% of its adjusted net assets for services performed (the “Parent Management Fee”). The amount of the Parent Management Fee with respect to any fiscal quarter is (i) reduced by the aggregate amount of any management fees received by the Manager under any offsetting management services agreements with respect to such fiscal quarter, (ii) reduced (or increased) by the amount of any over-paid (or under-paid) Parent Management Fees received by (or owed to) the Manager as of the end of such fiscal quarter, and (iii) increased by the amount of any outstanding accrued and unpaid Parent Management Fees. The Company expensed $0 in Parent Management Fees for the three and six months ended June 30, 2023 and 2022.

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

1847 Asien expensed management fees of $75,000 and $150,000 for the three and six months ended June 30, 2023 and 2022, respectively.

1847 Cabinet expensed management fees of $125,000 and $250,000 for the three and six months ended June 30, 2023 and 2022, respectively.

1847 Wolo expensed management fees of $75,000 and $150,000 for the three and six months ended June 30, 2023 and 2022, respectively.

1847 ICU expensed management fees of $75,000 for the three and six months ended June 30, 2023.

On a consolidated basis, the Company expensed total management fees of $350,000 and $625,000 for the three and six months ended June 30, 2023, respectively, compared to $275,000 and $550,000 for the three and six months ended June 30, 2022, respectively.

Advances

From time to time, the Company has received advances from its chief executive officer to meet short-term working capital needs. As of June 30, 2023 and December 31, 2022, a total of $118,834 in advances from related parties are outstanding. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

As of June 30, 2023 and December 31, 2022, the Manager has funded the Company $74,928 in related party advances. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

The total rent expense under this related party lease was $21,777 and $43,553 for the three and six months ended June 30, 2023 and 2022, respectively.

NOTE 12—SHAREHOLDERS’ EQUITY

Series A Senior Convertible Preferred Shares

During the three months ended June 30, 2023, the Company accrued dividends of $110,051 for the series A senior convertible preferred shares and settled $111,269 of previously accrued dividends through the issuance of common shares (see below). During the six months ended June 30, 2023, the Company accrued dividends of $220,096 for the series A senior convertible preferred shares and settled $263,937 of previously accrued dividends through the issuance of common shares (see below).

On May 15, 2023, the Company entered into amendments to the securities purchase agreements relating to the series A senior convertible preferred shares, pursuant to which the securities purchase agreements were amended to include a provision giving the Company to option to force the exercise of warrants issued pursuant to such securities purchase agreements for the issuance of a number of common shares equal to the quotient of (i) eighty percent (80%) of the Black Scholes Value of the warrants divided by (ii) the applicable exercise price of the warrants.

As of June 30, 2023 and December 31, 2022, the Company had 1,593,940 series A senior convertible preferred shares issued and outstanding, respectively.

Series B Senior Convertible Preferred Shares

During the three months ended June 30, 2023, the Company accrued dividends of $55,176 for the series B senior convertible preferred shares and paid $56,990 of previously accrued dividends. During the six months ended June 30, 2023, the Company accrued dividends of $107,996 for the series B senior convertible preferred shares and paid $105,671 of previously accrued dividends.

On May 15, 2023, the Company entered into amendments to the securities purchase agreements relating to the series B senior convertible preferred shares, pursuant to which the securities purchase agreements were amended to include a provision giving the Company to option to force the exercise of warrants issued pursuant to such securities purchase agreements for the issuance of a number of common shares equal to the quotient of (i) eighty percent (80%) of the Black Scholes Value of the warrants divided by (ii) the applicable exercise price of the warrants.

On May 15, 2023, an aggregate of 85,000 series B senior convertible preferred shares were converted into an aggregate of 430,552 common shares.

As of June 30, 2023 and December 31, 2022, the Company had 379,899 and 464,899 series B senior convertible preferred shares issued and outstanding, respectively.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

Common Shares

As of June 30, 2023 and December 31, 2022, the Company was authorized to issue 500,000,000 common shares. As of June 30, 2023 and December 31, 2022, the Company had 7,018,670 and 4,079,137 common shares issued and outstanding, respectively.

On January 30, 2023, the Company issued an aggregate of 99,505 common shares to the holders of the series A senior convertible preferred shares in settlement of $152,668 of accrued dividends. On April 30, 2023, the Company issued an aggregate of 187,075 common shares to the holders of the series A senior convertible preferred shares in settlement of $111,269 of accrued dividends. Pursuant to the series A senior convertible preferred shares designations, dividends payable in common shares shall be calculated based on a price equal to eighty percent (80%) of the volume weighted average price for the common shares on the Company’s principal trading market during the five (5) trading days immediately prior to the applicable dividend payment date.

From February 3 to February 9, 2023, the Company issued an aggregate of 415,605 common shares to two accredited investors as a commitment fee (see Note 10).

From February 13 to May 4, 2023, the Company issued an aggregate of 293,605 common shares upon the cashless exercise of warrants.

On May 16, 2023, the Company issued an aggregate of 430,552 common shares upon the conversion of an aggregate of 85,000 series B senior convertible preferred shares.

On May 16, 2023, the Company issued an aggregate of 1,006,713 common shares upon the forced cashless exercise of warrants, which were originally issued with the series A and B senior convertible preferred shares.

From May 17 to May 31, 2023, the Company issued 506,478 common shares upon the exercise of warrants for cash proceeds of $5,064.

Warrants

On January 3, 2023, the Company issued warrants for the purchase of 407,872 common shares as a dividend to common shareholders of record as of December 23, 2022, pursuant to a warrant agent agreement, dated January 3, 2023, with VStock Transfer, LLC. Each holder of common shares received a warrant to purchase one (1) common share for every ten (10) common shares owned as of the record date (with the number of shares underlying the warrant received rounded down to the nearest whole number). Each warrant represents the right to purchase common shares at an initial exercise price of $4.20 per share (subject to certain adjustments as set forth in the warrants). The Company may, at its option, voluntarily reduce the then-current exercise price to such amount and for such period or periods of time which may be through the expiration date as may be deemed appropriate by the board of directors. Cashless exercises of the warrants are not permitted.

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

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

On February 3, 2023 (as described in Note 10), the Company entered into securities purchase agreements with two accredited investors, pursuant to which the Company issued to such investors (i) promissory notes in the aggregate principal amount of $604,000 and (ii) five-year warrants for the purchase of an aggregate of 125,833 common shares at an exercise price of $4.20 per share (subject to adjustment) for total cash proceeds of $540,000. As additional consideration, the Company issued an aggregate of 125,833 common shares to the investors as a commitment fee. Additionally, the Company issued a five-year warrant to J.H. Darbie & Co (the broker) for the purchase of 892 common shares at an exercise price of $5.25 (subject to adjustment). Accordingly, a portion of the proceeds were allocated to the warrants and common shares based on their relative fair value using the Geometric Brownian Motion Stock Path Monte Carlo Simulation. The assumptions used in the model were as follows: (i) dividend yield of 0%; (ii) expected volatility of 162.3%; (iii) weighted average risk-free interest rate of 4.1%; (iv) expected life of five years; (v) estimated fair value of the common shares of $1.93 per share; (vi) exercise price ranging from $4.20 to $5.25; and (vii) various probability assumptions related to down round price adjustments. The fair value of the warrants was $222,129 and the fair value of the commitment shares was $242,858, resulting in the amount allocated to the warrants and commitment shares, based on their relative fair value of $218,172, which was recorded as additional paid-in capital. The exercise prices of all of the foregoing warrants were adjusted to $0.5948 on April 30, 2023 per the adjustment described below.

On February 9, 2023 (as described in Note 10), the Company entered into securities purchase agreements with two accredited investors, pursuant to which the Company issued to such investors (i) promissory notes in the aggregate principal amount of $2,557,575 and (ii) five-year warrants for the purchase of an aggregate of 532,827 common shares at an exercise price of $4.20 per share (subject to adjustment) for total cash proceeds of $2,271,818. As additional consideration, the Company issued 289,772 common shares to one investor and issued to the other investor a five-year warrant for the purchase of 243,055 common shares at an exercise price of 0.01 per share (subject to adjustment), which were issued as a commitment fee. Additionally, the Company issued a five-year warrant to J.H. Darbie & Co (the broker) for the purchase of 11,923 common shares at an exercise price of $5.25 (subject to adjustment). Accordingly, a portion of the proceeds were allocated to the warrants and common shares based on their relative fair value using the Geometric Brownian Motion Stock Path Monte Carlo Simulation. The assumptions used in the model were as follows: (i) dividend yield of 0%; (ii) expected volatility of 162.0%; (iii) weighted average risk-free interest rate of 4.3%; (iv) expected life of five years; (v) estimated fair value of the common shares of $1.80 per share; (vi) exercise price ranging from $0.01 to $5.25; and (vii) various probability assumptions related to down round price adjustments. The fair value of the warrants was $1,323,774 and the fair value of the commitment shares was $521,590, resulting in the amount allocated to the warrants and commitment shares, based on their relative fair value of $879,829, which was recorded as additional paid-in capital. The exercise prices of all of the foregoing warrants were adjusted to $0.5948 on April 30, 2023 per the adjustment described below.

On February 22, 2023 (as described in Note 10), the Company entered into securities purchase agreement with one accredited investor, pursuant to which the Company issued to such investor (i) a promissory note in the aggregate principal amount of $878,000 and (ii) five-year warrants for the purchase of an aggregate of 182,917 common shares at an exercise price of $4.20 per share (subject to adjustment) for total cash proceeds of $737,700. As additional consideration, the Company issued five-year warrants for the purchase of an aggregate of 198,343 common shares at an exercise price of $0.01 per share (subject to adjustment) to the investor as a commitment fee. Additionally, the Company issued a five-year warrant to J.H. Darbie & Co (the broker) for the purchase of 7,526 common shares at an exercise price of $5.25 (subject to adjustment). Accordingly, a portion of the proceeds were allocated to the warrants based on their relative fair value using the Geometric Brownian Motion Stock Path Monte Carlo Simulation. The assumptions used in the model were as follows: (i) dividend yield of 0%; (ii) expected volatility of 161.6%; (iii) weighted average risk-free interest rate of 4.5%; (iv) expected life of five years; (v) estimated fair value of the common shares of $1.51 per share; (vi) exercise price ranging from $0.01 to $5.25; and (vii) various probability assumptions related to down round price adjustments. The fair value of the warrants was $556,485, resulting in the amount allocated to the warrants, based on their relative fair value of $261,945, which was recorded as additional paid-in capital. The exercise prices of all of the foregoing warrants were adjusted to $0.5948 on April 30, 2023 per the adjustment described below.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

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

As a result of the issuance of common shares in settlement of series A senior convertible preferred shares accrued dividends on April 30, 2023, the exercise price of certain of the Company’s outstanding warrants was adjusted to $0.5948 pursuant to certain antidilution provisions of such warrants (down round feature). As a result, the Company recognized a deemed dividend of approximately $0.5 million, which was calculated using a Black-Scholes pricing model.

Below is a table summarizing the changes in warrants outstanding during the six months ended June 30, 2023:

	Warrants	Weighted- Average Exercise Price
Outstanding at December 31, 2022	3,068,919	$4.14
Granted	1,711,188	3.98
Exercised	(2,662,935)	(0.58)
Settled	(33,334)	(0.59)
Outstanding at June 30, 2023	2,083,838	$1.34
Exercisable at June 30, 2023	1,675,966	$0.64

As of June 30, 2023, the outstanding warrants have a weighted average remaining contractual life of 4.0 years and a total intrinsic value of $161,154.

NOTE 13—EARNINGS (LOSS) PER SHARE

The computation of weighted average shares outstanding and the basic and diluted loss per common share attributable to common shareholders for the three months ended June 30, 2023 and 2022 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss attributable to common shareholders	$(4,469,958)	$(352,733)	$(5,355,289)	$(1,360,978)
Weighted-average common shares outstanding – basic and diluted	5,861,137	1,248,829	5,141,836	1,239,093
Loss per common share attributable to common shareholders – basic and diluted	$(0.76)	$(0.28)	$(1.04)	$(1.10)

For the three and six months ended June 30, 2023, there were 23,297,117 potential common share equivalents from warrants, convertible debt, and series A and B convertible preferred shares excluded from the diluted earnings per share calculations as their effect is anti-dilutive.

For the three and six months ended June 30, 2022, there were 5,174,416 potential common share equivalents from warrants, convertible debt, and series A and B convertible preferred shares excluded from the diluted earnings per share calculations as their effect is anti-dilutive.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

NOTE 14—DEFERRED INCOME TAXES

As of June 30, 2023, the Company has net operating loss carry forwards of approximately $5.1 million that may be available to reduce future years’ taxable income indefinitely. Future tax benefits which may arise as a result of these losses have not been recognized in these condensed consolidated financial statements, as their realization is determined not likely to occur. Accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. For the period ending June 30, 2023, the Company reflects a deferred tax liability in the amount of $1.2 million due to the future tax liability from an asset with an indefinite life known as a “naked credit.” The future tax liability from this indefinite lived asset can be offset by up to 80% of net operating loss carryforwards created after 2017. The remaining portion of the future tax liability from indefinite lived assets cannot be used to offset definite lived deferred tax assets.

Deferred income taxes reflect the net tax effect of temporary differences between amounts recorded for financial reporting purposes and amounts used for tax purposes. The Company has a net cumulative long-term deferred tax liability of $1,217,000. The major components of the deferred tax assets and liabilities at June 30, 2023 and December 31, 2022 consisted of the following:

	June 30,	December 31,
	2023	2022
Deferred tax assets
Inventory obsolescence	$289,000	$93,000
Reserves	142,000	-
Business interest limitations	2,336,000	1,707,000
Lease liabilities	572,000	650,000
Other	45,000	75,000
Loss carryforward	1,296,000	285,000
Valuation allowance	(2,854,000)	-
Total deferred tax asset	1,826,000	2,810,000

Deferred tax liabilities
Fixed assets	(286,000)	(418,000)
Right-of-use assets	(548,000)	(628,000)
Intangibles	(2,209,000)	(2,363,000)
Total deferred tax liability	(3,043,000)	(3,409,000)

Total deferred tax liability, net	$(1,217,000)	$(599,000)

NOTE 15—SUBSEQUENT EVENTS

Public Offering

On July 3, 2023, the Company entered into a securities purchase agreement with certain purchasers and a placement agency agreement with Spartan Capital Securities, LLC, as placement agent (“Spartan”), pursuant to which the Company agreed to issue and sell to such purchasers an aggregate of 3,845,000 common shares and 5,500,000 pre-funded warrants for the purchase of 5,500,000 common shares at an offering price of $0.20 per common share and $0.19 per pre-funded warrant, pursuant to the Company’s effective registration statement on Form S-1 (File No. 333-272057). On July 7, 2023, the closing of this offering was completed. At the closing, the purchasers pre-paid the exercise price of the pre-funded warrants in full. Therefore, the Company received total gross proceeds of $1,869,000. Pursuant to the placement agency agreement, Spartan received a cash transaction fee equal to 8% of the aggregate gross proceeds and reimbursement of certain out-of-pocket expenses. After deducting these and other offering expenses, the Company received net proceeds of approximately $1,494,480.

All of the purchasers exercised the pre-funded warrants in full either at closing or shortly thereafter and the Company issued an aggregate of 5,500,000 common shares upon such exercise.

Registered Direct Offering

On July 14, 2023, the Company entered into a securities purchase agreement with certain purchasers and a placement agency agreement with Spartan, which were amended pursuant to an amendatory agreement, dated July 18, 2023, among the Company, Spartan and such purchasers. Pursuant to the foregoing, on July 18, 2023, the Company issued and sold to such purchasers an aggregate of 4,000,000 common shares at a purchase price of $0.24 per share for total gross proceeds of $960,000, pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-269509). Spartan received a cash transaction fee equal to 8% of the aggregate gross proceeds and reimbursement of certain out-of-pocket expenses. After deducting these and other offering expenses, the Company received net proceeds of approximately $858,200.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

Debt Offering

On August 11, 2023, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which the Company issued and sold to the Investors 20% OID subordinated promissory notes in the aggregate principal amount of $3,125,000 (the “Notes”) and warrants for the purchase of an aggregate of 4,098,361 common shares (the “Warrants”) for a total purchase price of $2,500,000 in a private placement transaction (the “Private Placement”).

The Notes are due and payable on February 11, 2024. The Company may voluntarily prepay the Notes in full at any time. In addition, if the Company consummates any equity or equity-linked or debt securities issuance, or enters into a loan agreement or other financing, other than certain Excluded Debt (as defined in the Notes), then the Company must prepay the Notes in full. The Notes are unsecured and have priority over all other unsecured indebtedness of the Company, except for certain Senior Indebtedness (as defined in the Notes). The Notes contain customary affirmative and negative covenants and events of default for a loan of this type.

Subject to Shareholder Approval (as defined below), the Notes are convertible into common shares at the option of the holders at any time on or following the date that an Event of Default (as defined in the Notes) occurs at a conversion price equal to 90% of the lowest volume weighted average price of the Company’s common shares on any trading day during the five (5) trading days prior to the conversion date; provided that such conversion price shall not be less than $0.03 (subject to adjustments). The conversion price of the Notes is subject to standard adjustments, including a price-based adjustment in the event that the Company issues any common shares or other securities convertible into or exercisable for common shares at an effective price per share that is lower than the conversion price, subject to certain exceptions.

The terms of the Warrants are set forth in a warrant agency agreement, dated August 11, 2023 (the “Warrant Agreement”), between the Company and VStock Transfer, LLC, the Company’s transfer agent. Subject to Shareholder Approval, the Warrants are exercisable for a period five (5) years at an exercise price of $0.1830 (subject to standard adjustments for share splits, share combinations, share dividends, reclassifications, mergers, consolidations, reorganizations and similar transactions) and may be exercised on a cashless basis if at the time of exercise there is no effective registration statement registering, or the prospectus contained therein is not available for, the issuance of common shares upon exercise thereof.

Pursuant to the Purchase Agreement, the Company is required to hold a special meeting of its shareholders on or before the date that is sixty (60) calendar days after the date of the Purchase Agreement for the purpose of obtaining shareholder approval of the issuance of all common shares that may be issued upon conversion of the Notes and exercise of the Warrants in accordance with NYSE American rules (the “Shareholder Approval”). In addition, the Notes and the Warrants contain an ownership limitation, such that the Company shall not effect any conversion or exercise, and the holders shall not have the right to convert or exercise, any portion of the Notes or the Warrants to the extent that after giving effect to the issuance of common shares upon conversion or exercise, such holder, together with its affiliates and any other persons acting as a group together with such holder or any of its affiliates, would beneficially own in excess of 4.99% of the number of common shares outstanding immediately after giving effect to the issuance of common shares upon conversion or exercise, which such percentage may be increased or decreased by the holder, but not in excess of 9.99%, upon at least 61 days’ prior notice to the Company.

In connection with the Private Placement, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investors, pursuant to which the Company agreed to file a registration statement to register all common shares underlying the Notes and the Warrants under the Securities Act of 1933, as amended (the “Securities Act”), within fifteen (15) days following an Event of Default and use its best efforts to cause such registration statement to be declared effective within ninety (90) days after the filing thereof. If the Company fails to meet these deadlines or comply with certain other requirements in the Registration Rights Agreement, then on each date that the Company fails to comply, and on each monthly anniversary thereof, the Company shall pay to each Investor an amount in cash, as partial liquidated damages and not as a penalty, equal to 1.0% of the aggregate subscription amount paid by such Investor pursuant to the Purchase Agreement, subject to an aggregate cap of 10%. If the Company fails to pay any of these amounts in full within seven (7) days after the date payable, the Company must pay interest thereon at a rate of 18% per annum (or such lesser maximum amount that is permitted to be paid by applicable law).

Spartan Capital Securities, LLC (the “Placement Agent”) acted as placement agent in connection with the Private Placement pursuant to a letter agreement, dated August 11, 2023, between the Company and the Placement Agent (the “Placement Agency Agreement”), and received (i) a cash transaction fee equal to 6% of the aggregate gross proceeds, (ii) a non-accountable and non-reimbursable due diligence and expense fee equal to 1% of the aggregate gross proceeds and (iii) a warrant for the purchase of a number of common shares equal to eight percent (8%) of the number common shares issuable upon conversion of the Notes and exercise of the Warrants at an exercise price of $0.2013 per share (subject to adjustment) (the “Placement Agent Warrant”). The Placement Agent Warrant is exercisable at any time on or after the date that is the six months after the date of issuance and until the fifth anniversary thereof.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

Conversion of Promissory Notes

As previously disclosed, on February 3, 2023, the Company issued a promissory note in the principal amount of $104,000 to Mast Hill Fund, L.P. (“Mast Hill”) and a promissory note in the principal amount of $500,000 to Leonite Fund I, LP (“Leonite”). These notes (the “February 3 Notes”) are convertible into the Company’s common shares only upon an Event of Default (as defined in the February 3 Notes).

On August 4, 2023, the Company received notices from Mast Hill and Leonite that an Event of Default has occurred under the February 3 Notes for failure to make certain payments when due. Mast Hill and Leonite agreed in writing that they will not require any payments in cash for the over-due amounts or accelerate the payments due under the February 3 Notes for a period of 60 days. Since an Event of Default has occurred, Mast Hill and Leonite have the right to convert the February 3 Notes, including the over-due amounts, into common shares at their election.

On August 4, 2023, Mast Hill converted $72,561 of principal and certain penalties and fees into 553,505 common shares.

On August 4, 2023, Leonite converted $329,440 of principal and interest into 2,000,000 common shares.

As previously disclosed, on February 9, 2023, the Company issued a promissory note in the principal amount of $1,390,909 to Mast Hill and a promissory note in the principal amount of $1,166,667 to Leonite. These notes (the “February 9 Notes”) are convertible into the Company’s common shares only upon an Event of Default (as defined in the February 9 Notes).

On August 9, 2023, the Company received notices from Mast Hill and Leonite that an Event of Default has occurred under the February 9 Notes for failure to make certain payments when due. Mast Hill and Leonite agreed in writing that they will not require any payments in cash for the over-due amounts or accelerate the payments due under the February 9 Notes for a period of 60 days. Since an Event of Default has occurred, Mast Hill and Leonite have the right to convert the February 9 Notes, including the over-due amounts, into common shares at their election.

On August 9, 2023, Mast Hill converted $100,000 of penalties and fees into 672,043 common shares.

Conversion of Preferred Shares

Subsequent to June 30, 2023, the Company issued an aggregate of 14,390,404 common shares upon the conversion of an aggregate of 1,306,667 series A senior convertible preferred shares.

Subsequent to June 30, 2023, the Company issued an aggregate of 1,529,263 common shares upon the conversion of an aggregate of 100,333 series B senior convertible preferred shares.

Common Shares Issued as Payment of Dividends

On July 30, 2023, the Company issued 1,178,727 as payment of dividends on the series A senior convertible preferred shares and series B senior convertible preferred shares.

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

Recent Developments

Public Offering

On July 3, 2023, we entered into a securities purchase agreement with certain purchasers and a placement agency agreement with Spartan Capital Securities, LLC, as placement agent (“Spartan”), pursuant to which we agreed to issue and sell to such purchasers an aggregate of 3,845,000 common shares and 5,500,000 pre-funded warrants for the purchase of 5,500,000 common shares at an offering price of $0.20 per common share and $0.19 per pre-funded warrant, pursuant to our effective registration statement on Form S-1 (File No. 333-272057). On July 7, 2023, the closing of this offering was completed. At the closing, the purchasers pre-paid the exercise price of the pre-funded warrants in full. Therefore, we received total gross proceeds of $1,869,000. Pursuant to the placement agency agreement, Spartan received a cash transaction fee equal to 8% of the aggregate gross proceeds and reimbursement of certain out-of-pocket expenses. After deducting these and other offering expenses, we received net proceeds of approximately $1,494,480.

Registered Direct Offering

On July 14, 2023, we entered into a securities purchase agreement with certain purchasers and a placement agency agreement with Spartan, which were amended pursuant to an amendatory agreement, dated July 18, 2023, among our company, Spartan and such purchasers. Pursuant to the foregoing, on July 18, 2023, we issued and sold to such purchasers an aggregate of 4,000,000 common shares at a purchase price of $0.24 per share for total gross proceeds of $960,000, pursuant to our effective shelf registration statement on Form S-3 (File No. 333-269509). Spartan received a cash transaction fee equal to 8% of the aggregate gross proceeds and reimbursement of certain out-of-pocket expenses. After deducting these and other offering expenses, we received net proceeds of approximately $858,200.

Debt Offering

On August 11, 2023, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which the Company issued and sold to the Investors 20% OID subordinated promissory notes in the aggregate principal amount of $3,125,000 (the “Notes”) and warrants for the purchase of an aggregate of 4,098,361 common shares (the “Warrants”) for a total purchase price of $2,500,000 in a private placement transaction (the “Private Placement”).

The Notes are due and payable on February 11, 2024. The Company may voluntarily prepay the Notes in full at any time. In addition, if the Company consummates any equity or equity-linked or debt securities issuance, or enters into a loan agreement or other financing, other than certain Excluded Debt (as defined in the Notes), then the Company must prepay the Notes in full. The Notes are unsecured and have priority over all other unsecured indebtedness of the Company, except for certain Senior Indebtedness (as defined in the Notes). The Notes contain customary affirmative and negative covenants and events of default for a loan of this type.

Subject to Shareholder Approval (as defined below), the Notes are convertible into common shares at the option of the holders at any time on or following the date that an Event of Default (as defined in the Notes) occurs at a conversion price equal to 90% of the lowest volume weighted average price of the Company’s common shares on any trading day during the five (5) trading days prior to the conversion date; provided that such conversion price shall not be less than $0.03 (subject to adjustments). The conversion price of the Notes is subject to standard adjustments, including a price-based adjustment in the event that the Company issues any common shares or other securities convertible into or exercisable for common shares at an effective price per share that is lower than the conversion price, subject to certain exceptions.

The terms of the Warrants are set forth in a warrant agency agreement, dated August 11, 2023 (the “Warrant Agreement”), between the Company and VStock Transfer, LLC, the Company’s transfer agent. Subject to Shareholder Approval, the Warrants are exercisable for a period five (5) years at an exercise price of $0.1830 (subject to standard adjustments for share splits, share combinations, share dividends, reclassifications, mergers, consolidations, reorganizations and similar transactions) and may be exercised on a cashless basis if at the time of exercise there is no effective registration statement registering, or the prospectus contained therein is not available for, the issuance of common shares upon exercise thereof.

Pursuant to the Purchase Agreement, the Company is required to hold a special meeting of its shareholders on or before the date that is sixty (60) calendar days after the date of the Purchase Agreement for the purpose of obtaining shareholder approval of the issuance of all common shares that may be issued upon conversion of the Notes and exercise of the Warrants in accordance with NYSE American rules (the “Shareholder Approval”). In addition, the Notes and the Warrants contain an ownership limitation, such that the Company shall not effect any conversion or exercise, and the holders shall not have the right to convert or exercise, any portion of the Notes or the Warrants to the extent that after giving effect to the issuance of common shares upon conversion or exercise, such holder, together with its affiliates and any other persons acting as a group together with such holder or any of its affiliates, would beneficially own in excess of 4.99% of the number of common shares outstanding immediately after giving effect to the issuance of common shares upon conversion or exercise, which such percentage may be increased or decreased by the holder, but not in excess of 9.99%, upon at least 61 days’ prior notice to the Company.

In connection with the Private Placement, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investors, pursuant to which the Company agreed to file a registration statement to register all common shares underlying the Notes and the Warrants under the Securities Act of 1933, as amended (the “Securities Act”), within fifteen (15) days following an Event of Default and use its best efforts to cause such registration statement to be declared effective within ninety (90) days after the filing thereof. If the Company fails to meet these deadlines or comply with certain other requirements in the Registration Rights Agreement, then on each date that the Company fails to comply, and on each monthly anniversary thereof, the Company shall pay to each Investor an amount in cash, as partial liquidated damages and not as a penalty, equal to 1.0% of the aggregate subscription amount paid by such Investor pursuant to the Purchase Agreement, subject to an aggregate cap of 10%. If the Company fails to pay any of these amounts in full within seven (7) days after the date payable, the Company must pay interest thereon at a rate of 18% per annum (or such lesser maximum amount that is permitted to be paid by applicable law).

Spartan Capital Securities, LLC (the “Placement Agent”) acted as placement agent in connection with the Private Placement pursuant to a letter agreement, dated August 11, 2023, between the Company and the Placement Agent (the “Placement Agency Agreement”), and received (i) a cash transaction fee equal to 6% of the aggregate gross proceeds, (ii) a non-accountable and non-reimbursable due diligence and expense fee equal to 1% of the aggregate gross proceeds and (iii) a warrant for the purchase of a number of common shares equal to eight percent (8%) of the number common shares issuable upon conversion of the Notes and exercise of the Warrants at an exercise price of $0.2013 per share (subject to adjustment) (the “Placement Agent Warrant”). The Placement Agent Warrant is exercisable at any time on or after the date that is the six months after the date of issuance and until the fifth anniversary thereof.

Conversion of Promissory Notes

On August 4, 2023, we received notices from Mast Hill Fund, L.P., or Mast Hill, and Leonite Fund I, LP, or Leonite, that an event of default has occurred under the promissory notes issued to them on February 3, 2023 for failure to make certain payments when due. Mast Hill and Leonite agreed in writing that they will not require any payments in cash for the over-due amounts or accelerate the payments due under the notes for a period of 60 days. Since an event of default has occurred, Mast Hill and Leonite have the right to convert the notes, including the over-due amounts, into common shares at their election.

On August 4, 2023, Mast Hill converted $72,560.65 of principal and certain penalties and fees into 553,505 common shares.

On August 4, 2023, Leonite converted $329,440.06 of principal and interest into 2,000,000 common shares.

On August 9, 2023, we received notices from Mast Hill and Leonite that an event of default has occurred under the promissory notes issued to them on February 9, 2023 for failure to make certain payments when due. Mast Hill and Leonite agreed in writing that they will not require any payments in cash for the over-due amounts or accelerate the payments due under the notes for a period of 60 days. Since an event of default has occurred, Mast Hill and Leonite have the right to convert the notes, including the over-due amounts, into common shares at their election.

On August 9, 2023, Mast Hill converted $100,000 of penalties and fees into 672,043 common shares.

See also “—Liquidity and Capital Resources—Debt—Promissory Notes issued in Private Placement” below.

Management Fees

On April 15, 2013, we and our manager entered into a management services agreement, pursuant to which we are required to pay our manager a quarterly management fee equal to 0.5% of our adjusted net assets for services performed (which we refer to as the parent management fee). The amount of the parent management fee with respect to any fiscal quarter is (i) reduced by the aggregate amount of any management fees received by our manager under any offsetting management services agreements with respect to such fiscal quarter, (ii) reduced (or increased) by the amount of any over-paid (or under-paid) parent management fees received by (or owed to) our manager as of the end of such fiscal quarter, and (iii) increased by the amount of any outstanding accrued and unpaid parent management fees. We did not expense any parent management fees for the three and six months ended June 30, 2023 and 2022.

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

1847 Asien expensed management fees of $75,000 and $150,000 for the three and six months ended June 30, 2023 and 2022, respectively.

1847 Cabinet expensed management fees of $125,000 and $250,000 for the three and six months ended June 30, 2023 and 2022, respectively.

1847 Wolo expensed management fees of $75,000 and $150,000 for the three and six months ended June 30, 2023 and 2022, respectively.

1847 ICU expensed management fees of $75,000 for the three and six months ended June 30, 2023.

On a consolidated basis, our company expensed total management fees of $350,000 and $625,000 for the three and six months ended June 30, 2023, respectively, compared to $275,000 and $550,000 for the three and six months ended June 30, 2022, respectively.

Segments

The Financial Accounting Standards Board, or FASB, Accounting Standard Codification, or ASC, Topic 280, Segment Reporting, requires that an enterprise report selected information about reportable segments in its financial reports issued to its shareholders. As of June 30, 2023, we have four reportable segments – the retail and appliances segment, which is operated by Asien’s, the retail and eyewear segment, which is operated by ICU Eyewear, the construction segment, which is operated by Kyle’s, High Mountain and Innovative Cabinets, and the automotive supplies segment, which is operated by Wolo.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

The following table sets forth key components of our results of operations during the three months ended June 30, 2023 and 2022, both in dollars and as a percentage of our revenues.

	Three Months Ended June 30,
	2023		2022
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$19,390,739	100.0%	$12,891,243	100.0%
Operating expenses
Cost of revenues	12,470,695	64.3%	7,871,372	61.1%
Personnel	3,865,260	19.9%	1,993,767	15.5%
Depreciation and amortization	618,797	3.2%	498,974	3.9%
General and administrative	3,268,087	16.9%	2,181,361	16.9%
Total operating expenses	20,222,839	104.3%	12,545,474	97.3%

Income (loss) from operations	(832,100)	(4.3)%	345,769	2.7%

Other income (expenses)
Other income	18,800	0.1%	357	0.0%
Interest expense	(2,225,415)	(11.5)%	(932,123)	(7.2)%
Loss on sale of property and equipment	-	-	(671)	(0.0)%
Total other expense	(2,206,615)	(11.4)%	(932,437)	(7.2)%

Net loss before income taxes	(3,038,715)	(15.7)%	(586,668)	(4.6)%
Income tax benefit (expense)	(931,321)	(4.8)%	439,000	3.4%
Net loss	$(3,970,036)	(20.5)%	$(147,668)	(1.1)%

Revenues. Our total revenues were $19,390,739 for the three months ended June 30, 2023, as compared to $12,891,243 for the three months ended June 30, 2022.

The retail and appliances segment generates revenue through sales of home furnishings, including appliances and related products. Revenues from the retail and appliances segment decreased by $838,365, or 29.2%, to $2,028,646 for the three months ended June 30, 2023, from $2,867,011 for the three months ended June 30, 2022. The decline in revenues was primarily attributed to ongoing supply chain delays and cost increases with appliance manufacturers, increased time it takes to receive products, and decreased customer demand.

The retail and eyewear segment generates revenue through sales of eyewear products, including non-prescription reading glasses, sunglasses, blue light blocking eyewear, sun readers and outdoor specialty sunglasses. Revenues for the retail and eyewear segment were $4,494,061 for the three months ended June 30, 2023.

The construction segment generates revenue through the sale of finished carpentry products and services, including doors, door frames, base boards, crown molding, cabinetry, bathroom sinks and cabinets, bookcases, built-in closets, and fireplace mantles, among others, as well as kitchen countertops. Revenues from the construction segment increased by $3,462,717, or 43.1%, to $11,503,895 for the three months ended June 30, 2023, from $8,041,178 for the three months ended June 30, 2022. The increase in revenues was primarily attributed to growth in the average customer contract value within the construction segment.

The automotive supplies segment generates revenue through the design and sale of horn and safety products (electric, air, truck, marine, motorcycle and industrial equipment), including vehicle emergency and safety warning lights for cars, trucks, industrial equipment and emergency vehicles. Revenues from the automotive supplies segment decreased by $618,917, or 31.2%, to $1,364,137 for the three months ended June 30, 2023, from $1,983,054 for the three months ended June 30, 2022. The decline in revenues was primarily attributed to ongoing supply chain delays with manufacturers, increased time it takes to receive products, and decreased customer demand.

Cost of revenues. Our total cost of revenues was $12,470,695 for the three months ended June 30, 2023, as compared to $7,871,372 for the three months ended June 30, 2022.

Cost of revenues for the retail and appliances segment consists of the cost of purchased merchandise plus the cost of delivering merchandise and where applicable installation, net of promotional rebates and other incentives received from vendors. Cost of revenues for the retail and appliances segment decreased by $513,753, or 23.5%, to $1,672,052 for the three months ended June 30, 2023, from $2,185,805 for the three months ended June 30, 2022. Such decrease was primarily attributed to the corresponding decrease in revenues, offset by increased product costs from the retail and appliance segment. As a percentage of retail and appliances revenues, cost of revenues for the retail and appliances segment was 82.4% and 76.2% for the three months ended June 30, 2023 and 2022, respectively.

Cost of revenues for the retail and eyewear segment consists of the costs of purchased finished goods plus freight and tariff costs. Cost of revenues for the retail and eyewear segment was $2,772,880, or 61.7% of retail and eyewear revenues, for the three months ended June 30, 2023.

Cost of revenues for the construction segment consists of finished goods, lumber, hardware and materials and plus direct labor and related costs, net of any material discounts from vendors. Cost of revenues for the construction segment increased by $2,666,340, or 58.8%, to $7,200,651 for the three months ended June 30, 2023, from $4,534,311 for the three months ended June 30, 2022. Such increase was primarily attributed to the corresponding increase in revenues and cost of materials from the construction segment. As a percentage of construction revenues, cost of revenues for the construction segment was 62.6% and 56.4% for the three months ended June 30, 2023 and 2022, respectively.

Cost of revenues for the automotive supplies segment consists of the costs of purchased finished goods plus freight and tariff costs. Cost of revenues for the automotive supplies segment decreased by $326,144, or 28.3%, to $825,112 for the three months ended June 30, 2023, from $1,151,256 for the three months ended June 30, 2022. Such decrease was primarily attributed to the corresponding decrease in revenues, offset by increased product costs from the automotive supplies segment. As a percentage of automotive supplies revenues, cost of revenues for the automotive supplies segment was 60.5% and 58.1% for the three months ended June 30, 2023 and 2022, respectively.

Personnel costs. Personnel costs include employee salaries and bonuses plus related payroll taxes. It also includes health insurance premiums, 401(k) contributions, and training costs. Our total personnel costs were $3,865,260 for the three months ended June 30, 2023, as compared to $1,993,767 for the three months ended June 30, 2022.

Personnel costs for the retail and appliances segment decreased by $3,286, or 1.8%, to $181,490 for the three months ended June 30, 2023, from $184,776 for the three months ended June 30, 2022. Such decrease was primarily attributed to decreased employee headcount as a result of decreased revenues, offset by annual wage increases in the retail and appliances segment. As a percentage of retail and appliances revenue, personnel costs for the retail and appliances segment were 8.9% and 6.4% for the three months ended June 30, 2023 and 2022, respectively.

Personnel costs for the retail and eyewear segment was $1,450,096, or 32.3% of retail and eyewear revenues, for the three months ended June 30, 2023.

Personnel costs for the construction segment increased by $495,354, or 39.2%, to $1,759,315 for the three months ended June 30, 2023, from $1,263,961 for the three months ended June 30, 2022. Such increase was primarily attributed to increased employee headcount as a result of increased revenues. As a percentage of construction revenue, personnel costs for the construction segment were 15.3% and 15.7% for the three months ended June 30, 2023 and 2022, respectively.

Personnel costs for the automotive supplies segment decreased by $38,468, or 14.3%, to $231,209 for the three months ended June 30, 2023, from $269,677 for the three months ended June 30, 2022. Such decrease was primarily attributed to decreased employee headcount as a result of decreased revenues, offset by annual wage increases in the automotive supplies segment. As a percentage of automotive supplies revenue, personnel costs for the automotive supplies segment were 16.9% and 13.6% for the three months ended June 30, 2023 and 2022, respectively.

Personnel costs for the corporate services segment decreased by $32,203, or 11.7%, to $243,150 for the three months ended June 30, 2023, from $275,353 for the three months ended June 30, 2022. Such decrease was primarily attributed a decrease in accrued management bonuses, offset by increased wages in the corporate services segment.

Depreciation and amortization. Our total depreciation and amortization expense increased by $119,823, or 24.0%, to $618,797 for the three months ended June 30, 2023, from $498,974 for the three months ended June 30, 2022.

General and administrative expenses. Our general and administrative expenses consist primarily of professional advisor fees, stock-based compensation, bad debts reserve, rent expense, advertising, bank fees, and other expenses incurred in connection with general operations. Our total general and administrative expenses were $3,268,087 for the three months ended June 30, 2023, as compared to $2,181,361 for the three months ended June 30, 2022.

General and administrative expenses for the retail and appliances segment decreased by $105,269, or 20.6%, to $405,215 for the three months ended June 30, 2023, from $510,484 for the three months ended June 30, 2022. Such decrease was primarily attributed to the decrease in revenues, offset by increased rent and office expenses from the retail and appliance segment. As a percentage of retail and appliances revenue, general and administrative expenses for the retail and appliances segment were 20.0% and 17.8% for the three months ended June 30, 2023 and 2022, respectively.

General and administrative expenses for the retail and eyewear segment was $697,632, or 15.5% of retail and eyewear revenues, for the three months ended June 30, 2023.

General and administrative expenses for the construction segment increased by $190,064, or 14.9%, to $1,463,347 for the three months ended June 30, 2023, from $1,273,283 for the three months ended June 30, 2022. Such increase was primarily attributed to increased revenues in the construction segment, offset by decreased professional fees. As a percentage of construction revenue, general and administrative expenses for the construction segment were 12.7% and 15.8% for the three months ended June 30, 2023 and 2022, respectively.

General and administrative expenses for the automotive supplies segment decreased by $48,964, or 15.7%, to $263,639 for the three months ended June 30, 2023, from $312,603 for the three months ended June 30, 2022. Such decrease was primarily attributed to the decrease in revenues, offset by increased office expenses in the automotive supplies segment. As a percentage of automotive supplies revenue, general and administrative expenses for the automotive supplies segment were 19.3% and 15.8% for the three months ended June 30, 2023 and 2022, respectively.

General and administrative expenses for the corporate services segment increased by $353,263, or 415.6%, to $438,254 for the three months ended June 30, 2023, from $84,991 for the three months ended June 30, 2022. Such increase was primarily attributed to the increased professional fees, insurance expenses, and board fees in the corporate services segment.

Total other income (expense). We had $2,206,615 in total other expense, net, for the three months ended June 30, 2023, as compared to other expense, net, of $932,437 for the three months ended June 30, 2022. Other expense, net, for the three months ended June 30, 2023, consisted of interest expense of $2,225,415, offset by other income of $18,800, while other expense, net, for the three months ended June 30, 2022, consisted of interest expense of $932,123 and a loss on disposal of property and equipment of $671, offset by other income of $357.

Income tax benefit (expense).  We had an income tax expense of $931,321 and an income tax benefit $439,000 for the three months ended June 30, 2023 and 2022, respectively.

Net loss. As a result of the cumulative effect of the factors described above, we had a net loss of $3,970,036 and $147,668 for the three months ended June 30, 2023 and 2022, respectively.

Comparison of the Six Months Ended June 30, 2023 and 2022

The following table sets forth key components of our results of operations during the six months ended June 30, 2023 and 2022, both in dollars and as a percentage of our revenues.

	Six Months Ended June 30,
	2023		2022
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$34,794,277	100.0%	$24,965,121	100.0%
Operating expenses
Cost of revenues	22,037,203	63.3%	15,513,476	62.1%
Personnel	6,891,453	19.8%	3,793,850	15.2%
Depreciation and amortization	1,192,406	3.4%	1,010,345	4.0%
General and administrative	5,583,148	16.0%	4,232,211	17.0%
Total operating expenses	35,704,210	102.5%	24,549,882	98.3%

Income (loss) from operations	(909,933)	(2.6)%	415,239	1.7%

Other income (expenses)
Other income	51,968	0.1%	675	0.0%
Interest expense	(4,043,130)	(11.6)%	(1,838,866)	(7.4)%
Loss on sale of property and equipment	-	-	32,076	0.1%
Gain on bargain purchase	2,639,861	7.6%	-	-
Total other expense	(1,351,301)	(3.9)%	(1,806,115)	(7.2)%

Net loss before income taxes	(2,261,234)	(6.5)%	(1,390,876)	(5.6)%
Income tax benefit (expense)	(661,321)	(1.9)%	316,000	1.3%
Net loss	$(2,922,555)	(8.4)%	$(1,074,876)	(4.3)%

Revenues. Our total revenues were $34,794,277 for the six months ended June 30, 2023, as compared to $24,965,121 for the six months ended June 30, 2022.

Revenues from the retail and appliances segment decreased by $921,214, or 17.1%, to $4,466,581 for the six months ended June 30, 2023, from $5,387,795 for the six months ended June 30, 2022. The decline in revenues was primarily attributed to ongoing supply chain delays and cost increases with appliance manufacturers, increased time it takes to receive products, and decreased customer demand.

Revenues for the retail and eyewear segment were $7,286,773 for the period from February 9, 2023 (date of acquisition) to June 30, 2023.

Revenues from the construction segment increased by $4,464,339, or 28.0%, to $20,416,620 for the six months ended June 30, 2023, from $15,952,281 for the six months ended June 30, 2022. The increase in revenues was primarily attributed to growth in the average customer contract value within the construction segment.

Revenues from the automotive supplies segment decreased by $1,000,742, or 27.6%, to $2,624,303 for the six months ended June 30, 2023 from $3,625,045 for the six months ended June 30, 2022. The decline in revenues was primarily attributed to ongoing supply chain delays with manufacturers, increased time it takes to receive products, and decreased customer demand.

Cost of revenues. Our total cost of revenues was $22,037,203 for the six months ended June 30, 2023, as compared to $15,513,476 for the six months ended June 30, 2022.

Cost of revenues for the retail and appliances segment decreased by $576,186, or 14.2%, to $3,485,835 for the six months ended June 30, 2023, from $4,062,021 for the six months ended June 30, 2022. Such decrease was primarily attributed to the corresponding decrease in revenues, offset by increased product costs from the retail and appliance segment. As a percentage of retail and appliances revenues, cost of revenues for the retail and appliances segment was 78.0% and 75.4% for the six months ended June 30, 2023 and 2022, respectively.

Cost of revenues for the retail and eyewear segment was $4,440,322, or 60.9% of retail and eyewear revenues, for the period from February 9, 2023 (date of acquisition) to June 30, 2023.

Cost of revenues for the construction segment increased by $3,284,691, or 35.4%, to $12,575,678 for the six months ended June 30, 2023, from $9,290,987 for the six months ended June 30, 2022. Such increase was primarily attributed to the corresponding increase in revenues and cost of materials from the construction segment. As a percentage of construction revenues, cost of revenues for the construction segment was 61.6% and 58.2% for the six months ended June 30, 2023 and 2022, respectively.

Cost of revenues for the automotive supplies segment decreased by $625,100, or 28.9%, to $1,535,368 for the six months ended June 30, 2023, from $2,160,468 for the six months ended June 30, 2022. Such decrease was primarily attributed to the corresponding decrease in revenues and freight costs from the automotive supplies segment. As a percentage of automotive supplies revenues, cost of revenues for the automotive supplies segment was 58.5% and 59.6% for the six months ended June 30, 2023 and 2022, respectively.

Personnel costs. Our total personnel costs were $6,891,453 for the six months ended June 30, 2023, as compared to $3,793,850 for the six months ended June 30, 2022.

Personnel costs for the retail and appliances segment decreased by $1,336, or 0.3%, to $383,294 for the six months ended June 30, 2023, from $384,630 for the six months ended June 30, 2022. Such decrease was primarily attributed to decreased employee headcount as a result of decreased revenues, offset by annual wage increases in the retail and appliances segment. As a percentage of retail and appliances revenue, personnel costs for the retail and appliances segment were 8.6% and 7.1% for the six months ended June 30, 2023 and 2022, respectively.

Personnel costs for the retail and eyewear segment was $2,256,740, or 31.0% of retail and eyewear revenues, for the period from February 9, 2023 (date of acquisition) to June 30, 2023.

Personnel costs for the construction segment increased by $1,007,827, or 43.6%, to $3,317,051 for the six months ended June 30, 2023, from $2,309,224 for the six months ended June 30, 2022. Such increase was primarily attributed to increased employee headcount as a result of increased revenues, offset by annual wage increases in the construction segment. As a percentage of construction revenue, personnel costs for the construction segment were 16.2% and 14.5% for the six months ended June 30, 2023 and 2022, respectively.

Personnel costs for the automotive supplies segment decreased by $77,876, or 13.7%, to $492,129 for the six months ended June 30, 2023, from $570,005 for the six months ended June 30, 2022. Such decrease was primarily attributed to decreased employee headcount as a result of decreased revenues, offset by annual wage increases in the automotive supplies segment. As a percentage of automotive supplies revenue, personnel costs for the automotive supplies segment were 18.8% and 15.7% for the six months ended June 30, 2023 and 2022, respectively.

Personnel costs for the corporate services segment decreased by $87,752, or 16.6%, to $442,239 for the six months ended June 30, 2023, from $529,991 for the three months ended June 30, 2022. Such decrease was primarily attributed a decrease in accrued bonuses management bonuses, offset by increased wages in the corporate services segment.

Depreciation and amortization. Our total depreciation and amortization expense increased by $182,061, or 18.0%, to $1,192,406 for the six months ended June 30, 2023, from $1,010,345 for the six months ended June 30, 2022.

General and administrative expenses. Our total general and administrative expenses were $5,583,148 for the six months ended June 30, 2023, as compared to $4,232,211 for the six months ended June 30, 2022.

General and administrative expenses for the retail and appliances segment decreased by $205,097, or 20.8%, to $780,649 for the six months ended June 30, 2023, from $985,746 for the six months ended June 30, 2022. Such decrease was primarily attributed to the decrease in revenues, offset by increased rent and office expenses from the retail and appliance segment. As a percentage of retail and appliances revenue, general and administrative expenses for the retail and appliances segment were 17.5% and 18.3% for the six months ended June 30, 2023 and 2022, respectively.

General and administrative expenses for the retail and eyewear segment was $875,435, or 12.0% of retail and eyewear revenues, for the period from February 9, 2023 (date of acquisition) to June 30, 2023.

General and administrative expenses for the construction segment increased by $107,339, or 4.6%, to $2,437,224 for the six months ended June 30, 2023, from $2,329,885 for the six months ended June 30, 2022. Such increase was primarily attributed to the increased revenues, offset by decreased professional fees in the construction segment. As a percentage of construction revenue, general and administrative expenses for the construction segment were 11.9% and 14.6% for the six months ended June 30, 2023 and 2022, respectively.

General and administrative expenses for the automotive supplies segment decreased by $56,952, or 9.1%, to $568,057 for the six months ended June 30, 2023, from $625,009 for the six months ended June 30, 2022. Such decrease was primarily attributed to the decrease in revenues, offset by increased office expenses in the automotive supplies segment. As a percentage of automotive supplies revenue, general and administrative expenses for the automotive supplies segment were 21.6% and 17.2% for the six months ended June 30, 2023 and 2022, respectively.

General and administrative expenses for the corporate services segment increased by $630,212, or 216.1%, to $921,783 for the six months ended June 30, 2023, from $291,571 for the six months ended June 30, 2022. Such increase was primarily attributed to increased professional fees, acquisition expenses, insurance expenses, and board fees in the corporate services segment.

Total other income (expense). We had $1,351,301 in total other expense, net, for the six months ended June 30, 2023, as compared to $1,806,115 for the six months ended June 30, 2022. Other expense, net, for the six months ended June 30, 2023, consisted of interest expense of $4,043,130, offset by gain on bargain purchase of $2,639,861 related to the acquisition of ICU Eyewear and other income of $51,968, while other expense, net, for the six months ended June 30, 2022 consisted interest expense of $1,838,866, offset by a gain on disposal of property of equipment of $32,076 and other income of $675.

Income tax benefit (expense).  We had an income tax expense of $661,321 and an income tax benefit of $316,000 for the six months ended June 30, 2023 and 2022, respectively.

Net loss. As a result of the cumulative effect of the factors described above, we had a net loss of $2,922,555 and $1,074,876 for the six months ended June 30, 2023 and 2022, respectively.

Liquidity and Capital Resources

As of June 30, 2023, we had cash and cash equivalents of $559,650. For the six months ended June 30, 2023, we incurred a loss from operations of $909,933, cash flows used in operations of $2,547,967 and working capital deficit of $3,653,054. We have generated operating losses since inception and have relied on cash on hand, sales of securities, external bank lines of credit, and issuance of third-party and related party debt to support cashflow from operations, which creates substantial doubt about our ability to continue as a going concern for a period at least one year.

Management plans to address the above as needed by, securing additional bank lines of credit, and obtaining additional financing through debt or equity transactions. Management has implemented tight cost controls to conserve cash.

The ability of our company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and to eventually attain profitable operations. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if our company is unable to continue as a going concern. If our company is unable to obtain adequate capital, it could be forced to cease operations.

We believe additional funds are required to execute our business plan and our strategy of acquiring additional businesses. The funds required to execute our business plan will depend on the size, capital structure and purchase price consideration that the seller of a target business deems acceptable in a given transaction. The amount of funds needed to execute our business plan also depends on what portion of the purchase price of a target business the seller of that business is willing to take in the form of seller notes or our equity or equity in one of our subsidiaries. We will seek growth as funds become available from cash flow, borrowings, additional capital raised privately or publicly, or seller retained financing.

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

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the period indicated:

	Six months Ended June 30,
	2023	2022
Net cash used in operating activities	$(2,547,967)	$(615,446)
Net cash used in investing activities	(3,896,074)	(157,830)
Net cash provided by financing activities	5,924,336	716,479
Net change in cash and cash equivalents	(519,705)	(56,797)
Cash and cash equivalents at beginning of period	1,079,355	1,383,533
Cash and cash equivalents at end of period	$559,650	$1,326,736

Net cash used in operating activities was $2,547,967 for the six months ended June 30, 2023, as compared to $615,446 for the six months ended June 30, 2022. The increase in the net cash used in operating activities was primarily a result of the net loss during the period, gain on bargain purchase of $2,639,861 related to the acquisition of ICU Eyewear, and increased receivables.

Net cash used in investing activities was $3,896,074 for the six months ended June 30, 2023, as compared to $157,830 for the six months ended June 30, 2022. The increase in the net cash used in investing activities was primarily a result of the cash paid for the acquisition of ICU Eyewear.

Net cash provided by financing activities was $5,924,336 for the six months ended June 30, 2023, as compared to $716,479 for the six months ended June 30, 2022. The increase in the net cash provided by investing activities was primarily a result of the proceeds from the private placements and revolving loan described below.

Debt

Revolving Loan

On February 9, 2023, 1847 ICU and ICU Eyewear entered into a loan and security agreement, or the loan agreement, with Industrial Funding Group, Inc. for a revolving loan of up to $5,000,000, which is evidenced by a secured promissory note in the principal amount of up to $5,000,000. On February 9, 2023, we received an advance of $2,063,182 under the note, of which $1,963,182 was used to repay certain debt of ICU Eyewear in connection with the merger agreement, with the remaining $100,000 used to pay lender fees. On February 11, 2023, the Industrial Funding Group, Inc. sold and assigned the loan agreement, the note and related loan documents to GemCap Solutions, LLC. The remaining principal balance of the note at June 30, 2023 is $1,815,003 and an accrued interest balance of $26,944.

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

Purchase and Sale of Future Receivables Agreement

On March 31, 2023, we entered into a non-recourse funding agreement with a third-party for the sale of future receivables totaling $1,965,000 for net cash proceeds of $1,410,000. We are required to make weekly ACH payments in the amount of $39,300. The agreement also allows for the third-party to file UCCs securing their interest in the receivables and includes customary events of default. We recorded a debt discount of $555,000, which will be amortized under the effective interest method. We are utilizing the prospective method to account for subsequent changes in the estimated future payments, whereby if there is a change in the estimated future cash flows, a new effective interest rate is determined based on the revised estimate of remaining cash flows. As of June 30, 2023, the effective interest rate was 72.4%.

Promissory Notes issued in Private Placement

On February 3, 2023, we entered into securities purchase agreements with two accredited investors, pursuant to which we issued to such investors (i) promissory notes in the aggregate principal amount of $604,000 and (ii) five-year warrants for the purchase of an aggregate of 125,833 common shares at an exercise price of $4.20 per share (subject to adjustment) for total cash proceeds of $540,000. As additional consideration, we issued an aggregate of 125,833 common shares to the investors as a commitment fee. Additionally, we issued a five-year warrant to J.H. Darbie & Co (the broker) for the purchase of 892 common shares at an exercise price of $5.25 (subject to adjustment).

On February 9, 2023, we entered into securities purchase agreements with two accredited investors, pursuant to which we issued to such investors (i) promissory notes in the aggregate principal amount of $2,557,575 and (ii) five-year warrants for the purchase of an aggregate of 532,827 common shares at an exercise price of $4.20 per share (subject to adjustment) for total cash proceeds of $2,271,818. As additional consideration, we issued 289,772 common shares to one investor and issued to the other investor a five-year warrant for the purchase of 243,055 common shares at an exercise price of 0.01 per share (subject to adjustment), which were issued as a commitment fee. Additionally, we issued a five-year warrant to J.H. Darbie & Co (the broker) for the purchase of 11,923 common shares at an exercise price of $5.25 (subject to adjustment).

On February 22, 2023, we entered into securities purchase agreement with one accredited investor, pursuant to which we issued to such investor (i) a promissory note in the principal amount of $878,000 and (ii) five-year warrants for the purchase of an aggregate of 182,917 common shares at an exercise price of $4.20 per share (subject to adjustment) for total cash proceeds of $737,700. As additional consideration, we issued a five-year warrant for the purchase of 198,343 common shares at an exercise price of $0.01 per share (subject to adjustment) to the investor as a commitment fee. Additionally, we issued a five-year warrant to J.H. Darbie & Co (the broker) for the purchase of 7,526 common shares at an exercise price of $5.25 (subject to adjustment).

In the aggregate, we issued promissory notes in the aggregate principal amount of $4,039,575, warrants for the purchase of an aggregate of 1,303,316 common shares, and 415,605 common shares for net proceeds of $3,549,518. The remaining principal balance of the notes at June 30, 2023 is $2,760,950, net of debt discounts of $1,278,625, and an accrued interest balance of $184,696.

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

As a result of our issuance of common shares at an effective price of $0.5948 on April 30, 2023, the fixed conversion price of the notes and the exercise price of all of the foregoing warrants was adjusted to $0.5948 pursuant to certain antidilution provisions (down round feature).

Secured Convertible Promissory Notes

On October 8, 2021, we and each of our subsidiaries 1847 Asien, 1847 Wolo, 1847 Cabinet, Asien’s, Wolo, Kyle’s, High Mountain and Innovative Cabinets, entered into a note purchase agreement with two institutional investors, pursuant to which we issued to these purchasers secured convertible promissory notes in the aggregate principal amount of $24,860,000. The notes contain an aggregate original issue discount of $497,200. As a result, the total purchase price was $24,362,800. After payment of expenses of $617,825, we received net proceeds of $23,744,975, of which $10,687,500 was used to fund the cash portion of the purchase price for the acquisition of High Mountain and Innovative Cabinets. In addition, as consideration for the financing, we granted the financing agent 187,500 warrants with a fair value of $956,526 and 7.5% interest in High Mountain and Innovative Cabinets which had a fair value of $1,146,803. The agent fees were reflected as a discount against the convertible note payable with the warrants being included in additional paid in capital and the equity interest being included within noncontrolling interest on the consolidated balance sheet. The remaining principal balance of the convertible notes at June 30, 2023 is $22,737,796, net of debt discounts of $2,122,204, and an accrued interest balance of $1,022,204.

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

The holders of the notes may, in their sole discretion, elect to convert any outstanding and unpaid principal portion of the notes, and any accrued but unpaid interest on such portion, into our common shares at a conversion price equal to $0.5948 (subject to standard adjustments, including a full ratchet antidilution adjustment); provided that the notes contain certain beneficial ownership limitations.

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

6% Subordinated Convertible Promissory Notes

On October 8, 2021, 1847 Cabinet issued 6% subordinated convertible promissory notes in the aggregate principal amount of $5,880,345 to Steven J. Parkey and Jose D. Garcia-Rendon, the sellers of High Mountain and Innovative Cabinets. On July 26, 2022, we and 1847 Cabinet entered into a conversion agreement with Steven J. Parkey and Jose D. Garcia-Rendon, pursuant to which they agreed to convert an aggregate of $3,360,000 of the notes into an aggregate of 800,000 common shares at a conversion price of $4.20 per share. As a result, we recognized a loss on extinguishment of debt of $1,280,000. The remaining principal balance of the notes at June 30, 2023 is $2,311,400, net of debt discounts of $208,946, and an accrued interest balance of $457,458.

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

6% Amortizing Promissory Note

On July 29, 2020, 1847 Asien entered into a securities purchase agreement with Joerg Christian Wilhelmsen and Susan Kay Wilhelmsen, as trustees of the Wilhelmsen Family Trust, U/D/T Dated May 1, 1992, pursuant to which 1847 Asien issued a two-year 6% amortizing promissory note in the aggregate principal amount of $1,037,500. The note was subsequently amended on multiple occasions. Pursuant to the latest amendment, the parties agreed to extend the maturity date of the note to July 30, 2023 and revised the repayment terms so that the outstanding principal amount and all accrued interest thereon shall be payable in three payments on April 6, 2023, June 30, 2023 and July 30, 2023. The note is unsecured and contains customary events of default. The remaining principal and accrued interest balance of the note at June 30, 2023 was $699,674.

Related Party Promissory Note

On September 30, 2020, a portion of the purchase price for the acquisition of Kyle’s was paid by the issuance of a promissory note by 1847 Cabinet to Stephen Mallatt, Jr. and Rita Mallatt in the principal amount of $1,260,000. Payment of the principal and accrued interest on the note was subject to vesting. On July 26, 2022, we and 1847 Cabinet entered into a conversion agreement with Stephen Mallatt, Jr. and Rita Mallatt, pursuant to which they agreed to convert $797,221 of the vesting note into 189,815 common shares at a conversion price of $4.20 per share. As a result, we recognized a loss on extinguishment of debt of $303,706. Pursuant to the conversion agreement, the note was cancelled, and we agreed to pay $558,734 to Stephen Mallatt, Jr. and Rita Mallatt no later than October 1, 2022. On March 30, 2023, we entered into an amendment to the conversion agreement, effective retroactively to October 1, 2022. Pursuant to the amendment, we agreed to pay a total of $642,544 in three monthly payments commencing on April 5, 2023. The remaining principal and accrued interest balance of the note at June 30, 2023 was $578,290.

Financing Leases

On February 14, 2019, High Mountain entered into an equipment financing lease to purchase equipment for $24,337, which matures in January 2024. The balance payable was $3,235 as of June 30, 2023.

On April 10, 2019, High Mountain entered into an equipment financing lease to purchase equipment for $67,577, which matures in April 2024. The balance payable was $12,912 as of June 30, 2023.

On June 2, 2020, High Mountain entered into an equipment financing lease to purchase equipment for $9,240, which matures in May 2024. The balance payable was $2,249 as of June 30, 2023.

On May 6, 2021, Kyle’s entered into an equipment financing lease to purchase equipment for $276,896, which matures in December 2027. The balance payable was $208,742 as of June 30, 2023.

On October 12, 2021, Kyle’s entered into an equipment financing lease to purchase equipment for $245,376, which matures in December 2027. The balance payable was $185,418 as of June 30, 2023.

On March 28, 2022, Kyle’s entered into an equipment financing lease to purchase machinery and equipment for $316,798, which matures in January 2028. The balance payable was $250,934 as of June 30, 2023.

On April 11, 2022, Kyle’s entered into an equipment financing lease to purchase machinery and equipment for $11,706, which matures in June 2027. The balance payable was $9,223 as of June 30, 2023.

On July 13, 2022, Kyle’s entered into an equipment financing lease to purchase machinery and equipment for $240,260, which matures in June 2028. The balance payable was $205,612 as of June 30, 2023.

Vehicle Loans

Asien’s has entered into five retail installment sale contracts pursuant to which it agreed to finance its delivery trucks at rates ranging from 3.74% to 8.72% with an aggregate remaining principal amount of $78,956 as of June 30, 2023.

Kyle’s has entered into two retail installment sale contracts pursuant to which it agreed to finance its delivery trucks at rates ranging from 5.90% to 6.54% with an aggregate remaining principal amount of $43,968 as of June 30, 2023.

High Mountain has entered into ten retail installment sale contracts pursuant to which it agreed to finance delivery trucks and equipment at rates ranging from 3.74% to 6.34% with an aggregate remaining principal amount of 48,628 as of June 30, 2023.

Innovative Cabinets has entered into two retail installment sale contracts pursuant to which it agreed to finance delivery trucks and equipment at rates of 3.74% with an aggregate remaining principal amount of $11,546 as of June 30, 2023.

Total Debt

The following table shows aggregate figures for the total debt, net of discounts, described above that is coming due in the short and long term as of June 30, 2023. See the above disclosures for more details regarding these loans.

	Short-Term	Long-Term	Total Debt
Revolving Loan	$1,815,003	$-	$1,815,003
Sale of Future Receivables Note	1,131,120	-	1,131,120
Promissory Notes issued in Private Placements	2,760,950	-	2,760,950
6% Subordinated Promissory Note	500,000	-	500,000
Secured Convertible Promissory Notes	-	22,737,796	22,737,796
6% Subordinated Convertible Promissory Notes	-	2,311,400	2,311,400
6% Amortizing Promissory Note	465,805	-	465,805
Related Party Promissory Note	362,779	-	362,779
Financing Leases	185,806	692,519	878,325
Vehicle Loans	71,685	111,413	183,098
Total	$7,293,148	$25,853,128	$33,146,276

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2023. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which we are still in the process of remediating as of June 30, 2023, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for the description of these weaknesses.

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

During its evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2023, our management identified the following material weaknesses:

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

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, our management has identified the steps necessary to address the material weaknesses, and in the second quarter of 2023, we continued to implement the following remedial procedures:

●	We plan to make necessary changes by providing training to our financial team and our other relevant personnel on the GAAP accounting guidelines applicable to financial reporting requirements.

●	We have put in place new policies and procedures at the subsidiary level to standardize accounting procedures across all business units. We also plan to hire additional skilled accounting personnel at the subsidiary companies to implement the policies and procedures.

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

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during the second quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the three months ended June 30, 2023 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

We did not repurchase any of our common shares during the three months ended June 30, 2023.

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

Date: August 14, 2023	1847 HOLDINGS LLC

/s/ Ellery W. Roberts
	Name:	Ellery W. Roberts
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Vernice L. Howard
	Name:	Vernice L. Howard
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)