Form 10-Q
period 2023-09-30
1847 Holdings LLC
filed 2023-11-14
CIK 1599407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

or

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

As of November 13, 2023, there were 3,167,149 common shares of the registrant issued and outstanding.

1847 HOLDINGS LLC

Quarterly Report on Form 10-Q

Period Ended September 30, 2023

i

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

1847 HOLDINGS LLC

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$2,056,751	$1,079,355
Investments	277,816	277,310
Receivables, net	7,767,629	5,215,568
Contract assets	34,211	89,574
Inventories, net	13,957,173	4,184,019
Prepaid expenses and other current assets	1,274,079	379,875
Total Current Assets	25,367,659	11,225,701

Property and equipment, net	2,211,600	1,885,206
Operating lease right-of-use assets	4,310,916	2,854,196
Long-term deposits	153,735	82,197
Intangible assets, net	9,199,053	9,985,129
Goodwill	19,452,270	19,452,270
TOTAL ASSETS	$60,695,233	$45,484,699

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$13,816,421	$6,741,769
Contract liabilities	1,905,590	2,353,295
Customer deposits	2,565,877	3,059,658
Due to related parties	193,762	193,762
Current portion of operating lease liabilities	1,075,151	713,100
Current portion of finance lease liabilities	182,384	185,718
Current portion of notes payable, net	1,877,409	551,210
Current portion of convertible notes payable, net	1,447,427	-
Related party note payable	362,779	362,779
Derivative liabilities	1,322,624	-
Total Current Liabilities	24,749,424	14,161,291

Operating lease liabilities, net of current portion	3,366,728	2,237,797
Finance lease liabilities, net of current portion	649,186	784,148
Notes payable, net of current portion	303,498	144,830
Convertible notes payable, net	25,245,621	24,667,799
Revolving line of credit, net	3,311,558	-
Deferred tax liability, net	584,000	599,000
TOTAL LIABILITIES	58,210,015	42,594,865

Shareholders’ Equity
Series A senior convertible preferred shares, no par value, 4,450,460 shares designated; 226,667 and 1,593,940 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	190,377	1,338,746
Series B senior convertible preferred shares, no par value, 583,334 shares designated; 91,567 and 464,899 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	240,499	1,214,181
Allocation shares, 1,000 shares authorized; 1,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022	1,000	1,000
Common shares, $0.001 par value, 500,000,000 shares authorized; 3,088,319 and 174,249 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	3,088	174
Distribution receivable	(2,000,000)	(2,000,000)
Additional paid-in capital	57,312,780	43,966,511
Accumulated deficit	(53,255,900)	(41,919,277)
TOTAL 1847 HOLDINGS SHAREHOLDERS’ EQUITY	2,491,844	2,601,335
NON-CONTROLLING INTERESTS	(6,626)	288,499
TOTAL SHAREHOLDERS’ EQUITY	2,485,218	2,889,834
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$60,695,233	$45,484,699

The accompanying notes are an integral part of these condensed consolidated financial statements.

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$18,777,921	$14,472,361	$53,572,198	$39,437,482

Operating Expenses
Cost of sales	10,737,174	9,596,387	32,774,377	25,109,863
Personnel	4,006,639	3,365,592	9,960,863	7,159,442
Depreciation and amortization	625,967	516,414	1,818,373	1,526,759
General and administrative	4,195,261	2,505,571	10,715,638	6,737,782
Total Operating Expenses	19,565,041	15,983,964	55,269,251	40,533,846

LOSS FROM OPERATIONS	(787,120)	(1,511,603)	(1,697,053)	(1,096,364)

Other Income (Expense)
Other income (expense)	(187,200)	2,756	(135,232)	3,431
Interest expense	(5,704,169)	(1,875,757)	(9,747,299)	(3,714,623)
Gain on disposal of property and equipment	18,026	15,614	18,026	47,690
Loss on extinguishment of debt	-	(2,039,815)	-	(2,039,815)
Loss on change in fair value of warrant liability	(27,900)	-	(27,900)	-
Gain on change in fair value of derivative liabilities	425,977	-	425,977	-
Loss on write-down of contingent note payable	-	(158,817)	-	(158,817)
Gain on bargain purchase	-	-	2,639,861	-
Total Other Expense	(5,475,266)	(4,056,019)	(6,826,567)	(5,862,134)

NET LOSS BEFORE INCOME TAXES	(6,262,386)	(5,567,622)	(8,523,620)	(6,958,498)
INCOME TAX BENEFIT (EXPENSE)	403,314	1,095,000	(258,007)	1,411,000
NET LOSS	$(5,859,072)	$(4,472,622)	$(8,781,627)	$(5,547,498)

NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	(30,767)	(399,106)	(295,125)	(456,500)
NET LOSS ATTRIBUTABLE TO 1847 HOLDINGS	$(5,828,305)	$(4,073,516)	$(8,486,502)	$(5,090,998)

PREFERRED SHARE DIVIDENDS	(125,029)	(353,816)	(453,121)	(697,312)
DEEMED DIVIDENDS	(28,000)	(9,012,730)	(2,397,000)	(9,012,730)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(5,981,334)	$(13,440,062)	$(11,336,623)	$(14,801,040)

LOSS PER COMMON SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS - BASIC AND DILUTED	$(3.01)	$(103.16)	$(14.01)	$(175.44)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	1,987,394	130,281	809,417	84,367

The accompanying notes are an integral part of these condensed consolidated financial statements.

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

Three and Nine Months Ended September 30, 2023

	Series A Senior Convertible Preferred Shares		Series B Senior Convertible Preferred Shares		Allocation	Common Shares		Distribution	Additional Paid-In	Accumulated	Non- Controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Shares	Amount	Receivable	Capital	Deficit	Interests	Equity
Balance at December 31, 2022	1,593,940	$1,338,746	464,899	$1,214,181	$1,000	174,249	$174	$(2,000,000)	$43,966,511	$(41,919,277)	$288,499	$2,889,834
Issuance of common shares upon settlement of accrued series A preferred share dividends	-	-	-	-	-	3,981	4	-	152,664	-	-	152,668
Issuance of common shares and warrants in connection with a private debt offering	-	-	-	-	-	16,625	17	-	1,360,345	-	-	1,360,362
Issuance of common shares upon cashless exercise of warrants	-	-	-	-	-	2,456	2	-	(2)	-	-	-
Deemed dividend from issuance of warrants to common shareholders	-	-	-	-	-	-	-	-	618,000	(618,000)	-	-
Deemed dividend from down round provision in warrants	-	-	-	-	-	-	-	-	1,217,000	(1,217,000)	-	-
Dividends - series A senior convertible preferred shares	-	-	-	-	-	-	-	-	-	(110,045)	-	(110,045)
Dividends - series B senior convertible preferred shares	-	-	-	-	-	-	-	-	-	(52,820)	-	(52,820)
Net income (loss)	-	-	-	-	-	-	-	-	-	1,112,534	(65,053)	1,047,481
Balance at March 31, 2023	1,593,940	$1,338,746	464,899	$1,214,181	$1,000	197,311	$197	$(2,000,000)	$47,314,518	$(42,804,608)	$223,446	$5,287,480
Issuance of common shares upon settlement of accrued series A preferred share dividends	-	-	-	-	-	7,483	8	-	111,261	-	-	111,269
Issuance of common shares upon cashless exercise of warrants	-	-	-	-	-	49,558	50	-	(50)	-	-	-
Issuance of common shares upon exercise of warrants	-	-	-	-	-	20,260	20	-	5,044	-	-	5,064
Issuance of common shares upon conversion of series B senior convertible preferred shares	-	-	(85,000)	(221,686)	-	17,223	17	-	221,669	-	-	-
Deemed dividend from down round provision in warrants	-	-	-	-	-	-	-	-	534,000	(534,000)	-	-
Dividends - series A senior convertible preferred shares	-	-	-	-	-	-	-	-	-	(110,051)	-	(110,051)
Dividends - series B senior convertible preferred shares	-	-	-	-	-	-	-	-	-	(55,176)	-	(55,176)
Net loss	-	-	-	-	-	-	-	-	-	(3,770,731)	(199,305)	(3,970,036)
Balance at June 30, 2023	1,593,940	$1,338,746	379,899	$992,495	$1,000	291,835	$292	$(2,000,000)	$48,186,442	$(47,274,566)	$24,141	$1,268,550
Issuance of common shares and prefunded warrants in public offering	-	-	-	-	-	313,800	314	-	2,352,366	-	-	2,352,680
Fair value of warrant liability recognized upon issuance of prefunded warrants	-	-	-	-	-	-	-	-	(1,156,300)	-	-	(1,156,300)
Issuance of common shares upon exercise of prefunded warrants	-	-	-	-	-	220,000	220	-	(220)	-	-	-
Extinguishment of warrant liability upon exercise of prefunded warrants	-	-	-	-	-	-	-	-	1,184,200	-	-	1,184200
Issuance of warrants in connection with a private debt offering	-	-	-	-	-	-	-	-	633,552	-	-	633,552
Issuance of common shares upon conversion of series A senior convertible preferred shares	(1,367,273)	(1,148,369)	-	-	-	642,995	643	-	1,147,726	-	-	-
Issuance of common shares upon conversion of series B senior convertible preferred shares	-	-	(288,332)	(751,996)	-	336,748	337	-	751,659	-	-	-
Issuance of common shares upon cashless exercise of warrants	-	-	-	-	-	38,972	39	-	(39)	-	-	-
Issuance of common shares upon conversion of promissory notes	-	-	-	-	-	1,196,819	1,197	-	3,993,355	-	-	3,994,552
Issuance of common shares upon settlement of accrued series A preferred share dividends	-	-	-	-	-	33,689	33	-	137,213	-	-	137,246
Issuance of common shares upon settlement of accrued series B preferred share dividends	-	-	-	-	-	13,461	13	-	54,826	-	-	54,839
Deemed dividend from down round provision in warrants	-	-	-	-	-	-	-	-	28,000	(28,000)	-	-
Dividends - series A senior convertible preferred shares	-	-	-	-	-	-	-	-	-	(93,941)	-	(93,941)
Dividends - series B senior convertible preferred shares	-	-	-	-	-	-	-	-	-	(31,088)	-	(31,088)
Net loss	-	-	-	-	-	-	-	-	-	(5,828,305)	(30,767)	(5,859,072)
Balance at September 30, 2023	226,667	$190,377	91,567	$240,499	$1,000	3,088,319	$3,088	$(2,000,000)	$57,312,780	$(53,255,900)	$(6,626)	$2,485,218

Three and Nine Months Ended September 30, 2022

	Series A Senior Convertible Preferred Shares		Series B Senior Convertible Preferred Shares		Allocation	Common Shares		Distribution	Additional Paid-In	Accumulated	Non- Controlling	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Shares	Amount	Receivable	Capital	Deficit	Interests	(Deficit)
Balance at December 31, 2021	-	$-	-	$-	$1,000	59,519	$59	$(2,000,000)	$21,724,194	$(20,754,394)	$930,812	$(98,329)
Issuance of common shares upon conversion of series A senior convertible preferred shares	-	-	-	-	-	1,524	2	-	111,984	-	-	111,986
Issuance of series B senior convertible preferred shares and warrants	-	-	-	-	-	-	-	-	152,350	-	-	152,350
Dividends - common shares	-	-	-	-	-	-	-	-	-	(249,762)	-	(249,762)
Dividends - series A senior convertible preferred shares	-	-	-	-	-	-	-	-	-	(121,455)	-	(121,455)
Dividends - series B senior convertible preferred shares	-	-	-	-	-	-	-	-	-	(13,760)	-	(13,760)
Net loss	-	-	-	-	-	-	-	-	-	(873,030)	(54,178)	(927,208)
Balance at March 31, 2022	-	$-	-	$-	$1,000	61,043	$61	$(2,000,000)	$21,988,528	$(22,012,401)	$876,634	$(1,146,178)
Issuance of series B convertible preferred shares and warrants	-	-	-	-	-	-	-	-	19,700	-	-	19,700
Dividends - series A senior convertible preferred shares	-	-	-	-	-	-	-	-	-	(159,298)	-	(159,298)
Dividends - series B senior convertible preferred shares	-	-	-	-	-	-	-	-	-	(48,983)	-	(48,983)
Net loss	-	-	-	-	-	-	-	-	-	(144,452)	(3,216)	(147,668)
Balance at June 30, 2022	-	$-	-	$-	$1,000	61,043	$61	$(2,000,000)	$22,008,228	$(22,365,134)	$873,418	$(1,482,427)
Issuance of warrants in connection with notes payable	-	-	-	-	-	-	-	-	402,650	-	-	402,650
Issuance of common shares upon cashless exercise of warrants	-	-	-	-	-	5,067	5	-	(5)	-	-	-
Issuance of common shares upon partial extinguishment of convertible notes payable	-	-	-	-	-	32,000	32	-	4,639,968	-	-	4,640,000
Issuance of common shares upon partial extinguishment of contingent note payable	-	-	-	-	-	7,593	8	-	1,100,919	-	-	1,100,927
Issuance of common shares upon settlement of debt	-	-	-	-	-	11,403	11	-	1,653,378	-	-	1,653,389
Issuance of common shares and warrants in connection with a public offering	-	-	-	-	-	57,143	57	-	5,148,643	-	-	5,148,700
Reclassification of preferred shares from mezzanine equity to permanent equity	1,684,849	1,415,100	481,566	1,257,650	-	-	-	-	-	-	-	2,672,750
Redemption of series A senior convertible preferred shares	(90,909)	(76,354)	-	-	-	-	-	-	-	(132,737)	-	(209,091)
Redemption of series B senior convertible preferred shares	-	-	(16,667)	(43,469)	-	-	-	-	-	(14,032)	-	(57,501)
Deemed dividends – down round provision in warrants	-	-	-	-	-	-	-	-	9,012,730	(9,012,730)	-	-
Dividends - common shares	-	-	-	-	-	-	-	-	-	(843,592)	-	(843,592)
Dividends - series A senior convertible preferred shares	-	-	-	-	-	-	-	-	-	(156,738)	-	(156,738)
Dividends - series B senior convertible preferred shares	-	-	-	-	-	-	-	-	-	(50,309)	-	(50,309)
Net loss	-	-	-	-	-	-	-	-	-	(4,073,516)	(399,106)	(4,472,622)
Balance at September 30, 2022	1,593,940	$1,338,746	464,899	$1,214,181	$1,000	174,249	$174	$(2,000,000)	$43,966,511	$(36,648,788)	$474,312	$8,346,136

The accompanying notes are an integral part of these condensed consolidated financial statements.

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,781,627)	$(5,547,498)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on bargain purchase	(2,639,861)	-
Gain on disposal of property and equipment	(18,026)	(47,690)
Loss on extinguishment of debt	-	2,039,815
Loss on write-down of contingent note payable	-	158,817
Loss on change in fair value of warrant liability	27,900	-
Gain on change in fair value of derivative liabilities	(425,977)	-
Deferred tax asset (liability)	(15,000)	(1,497,000)
Bad debt expense	46,172	-
Inventory reserve	120,000	-
Depreciation and amortization	1,818,373	1,526,759
Amortization of debt discounts	3,879,558	1,697,572
Amortization of right-of-use assets	631,960	409,641
Changes in operating assets and liabilities:
Receivables	(676,181)	(1,957,022)
Contract assets	55,363	(39,996)
Inventories	104,178	670,699
Prepaid expenses and other current assets	(814,427)	(280,129)
Other assets	3,262	3,125
Accounts payable and accrued expenses	2,526,198	1,689,185
Contract liabilities	(447,705)	(1,965,568)
Customer deposits	(493,781)	(488,593)
Operating lease liabilities	(597,698)	(349,403)
Net cash used in operating activities	(5,697,319)	(3,977,286)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in acquisition, net of cash acquired	(3,670,887)	-
Purchases of property and equipment	(230,152)	(255,930)
Proceeds from disposal of property and equipment	-	77,513
Investments in certificates of deposit	(506)	(527)
Net cash used in investing activities	(3,901,545)	(178,944)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common shares and warrants in connection with private debt offerings	5,767,518	-
Net proceeds from issuance of common shares and warrants in public offerings	2,352,680	5,148,700
Net proceeds from issuance of series B senior convertible preferred shares	-	1,429,700
Net proceeds from notes payable	1,410,000	499,600
Net proceeds from revolving line of credit	3,086,227	-
Proceeds from exercise of warrants	5,064	-
Repayments of notes payable and finance lease liabilities	(1,939,558)	(810,315)
Redemption of series A senior convertible preferred shares	-	(209,091)
Redemption of series B senior convertible preferred shares	-	(57,501)
Accrued series A preferred share dividends paid	-	(437,491)
Accrued series B preferred share dividends paid	(105,671)	(113,052)
Accrued common share dividends paid	-	(1,093,354)
Net cash provided by financing activities	10,576,260	4,357,196

NET CHANGE IN CASH AND CASH EQUIVALENTS	977,396	200,966

CASH AND CASH EQUIVALENTS
Beginning of the period	1,079,355	1,383,533
End of the period	$2,056,751	$1,584,499

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$3,217,831	$1,576,964
Cash paid for income taxes	$141,135	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Net assets acquired in the acquisition of ICU Eyewear	$7,139,861	$-
Deemed dividend from issuance of warrants to common shareholders	$618,000	$-
Deemed dividend from down round provision in warrants	$1,779,000	$9,012,730
Accrued dividends on series A preferred shares	$314,037	$-
Accrued dividends on series B preferred shares	$139,084	$-
Issuance of common shares upon settlement of accrued series A dividends	$401,183	$-
Issuance of common shares upon settlement of accrued series B dividends	$54,839	$-
Issuance of common shares upon conversion of series A preferred shares	$1,148,369	$111,986
Issuance of common shares upon conversion of series B preferred shares	$973,682	$-
Issuance of common shares upon cashless exercise of warrants	$91	$5
Debt discounts on notes payable	$4,705,971	$503,050
Fair value of derivative liabilities recognized upon issuance of notes payable	$2,613,177	$-
Fair value of warrant liability recognized upon issuance of prefunded warrants	$1,156,300	$-
Issuance of common shares upon exercise of prefunded warrants	$220	$-
Extinguishment of warrant liability upon exercise of prefunded warrants	$1,184,200	$-
Reclassification of notes payable to convertible notes payable upon default	$3,329,702	$-
Issuance of common shares upon conversion of convertible notes payable and accrued interest	$3,129,976	$-
Settlement of revolving line of credit and accrued interest through the issuance of a new revolving line of credit	$2,003,985	$-
Financed purchases of property and equipment	$256,843	$568,764
Operating lease right-of-use asset and liability initial measurement	$2,088,680	$-
Operating lease right-of-use asset and liability remeasurement	$-	$254,713

The accompanying notes are an integral part of these condensed consolidated financial statements.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

NOTE 1—BASIS OF PRESENTATION AND OTHER INFORMATION

The accompanying unaudited condensed consolidated financial statements of 1847 Holdings LLC (the “Company,” “we,” “us,” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all the information and footnotes required by GAAP for complete financial statements. The December 31, 2022 consolidated balance sheet data was derived from audited financial statements but do not include all disclosures required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on April 11, 2023. The interim unaudited condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

Reverse Share Split

On September 11, 2023, we effected a 1-for-25 reverse split of our outstanding common shares. All outstanding common shares and warrants were adjusted to reflect the 1-for-25 reverse split, with respective exercise prices of the warrants proportionately increased. The outstanding convertible notes and series A and B senior convertible preferred shares conversion prices were adjusted to reflect a proportional decrease in the number of common shares to be issued upon conversion.

All share and per share data throughout these condensed consolidated financial statements have been retroactively adjusted to reflect the reverse share split. The total number of authorized common shares did not change. As a result of the reverse common share split, an amount equal to the decreased value of common shares was reclassified from “common shares” to “additional paid-in capital.”

Warrant liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), and ASC 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815-40, including whether the warrants are indexed to the Company’s own shares and whether the events where holders of the warrants could potentially require net cash settlement are within the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

Embedded Derivative Liabilities

The Company evaluates the embedded features in accordance with ASC 480, and ASC 815, Derivatives and Hedging Activities (“ASC 815”). Certain conversion options and redemption features are required to be bifurcated from their host instrument and accounted for as free-standing derivative financial instruments should certain criteria be met. The Company applies significant judgment to identify and evaluate complex terms and conditions of all of its financial instruments, including notes payable and warrants, to determine whether such instruments are derivatives or contain features that qualify as embedded derivatives. Embedded derivatives must be separately measured from the host contract if all the requirements for bifurcation are met. The assessment of the conditions surrounding the bifurcation of embedded derivatives depends on the nature of the host contract and the features of the derivatives. Bifurcated embedded derivatives are recognized at fair value, with changes in fair value recognized in the consolidated statement of operations each period.

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

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

As of September 30, 2023, the Company had cash and cash equivalents of $2,056,751. For the nine months ended September 30, 2023, the Company incurred a loss from operations of $1,697,053, cash flows used in operations of $5,697,319 and working capital of $618,235. The Company has generated operating losses since its inception and has relied on cash on hand, sales of securities, external bank lines of credit, and issuance of third-party and related party debt to support cashflow from operations, which creates substantial doubt about its ability to continue as a going concern for a period at least one year from the date of issuance of these condensed consolidated financial statements.

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

The Company’s revenues for the three and nine months ended September 30, 2023 and 2022 are disaggregated as follows:

	Three Months Ended September 30, 2023
	Retail and Appliances	Retail and Eyewear	Construction	Automotive Supplies	Total
Revenues
Appliances	$2,210,075	$-	$-	$-	$2,210,075
Appliance accessories, parts, and other	210,933	-	-	-	210,933
Eyewear	-	3,387,117	-	-	3,387,117
Eyewear accessories, parts, and other	-	856,137	-	-	856,137
Automotive horns	-	-	-	616,189	616,189
Automotive lighting	-	-	-	266,891	266,891
Custom cabinets and countertops	-	-	3,793,285	-	3,793,285
Finished carpentry	-	-	7,437,294	-	7,437,294
Total Revenues	$2,421,008	$4,243,254	$11,230,579	$883,080	$18,777,921

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

	Three Months Ended September 30, 2022
	Retail and Appliances	Retail and Eyewear	Construction	Automotive Supplies	Total
Revenues
Appliances	$2,492,544	$-	$-	$-	$2,492,544
Appliance accessories, parts, and other	442,161	-	-	-	442,161
Eyewear	-	-	-	-	-
Eyewear accessories, parts, and other	-	-	-	-	-
Automotive horns	-	-	-	1,094,636	1,094,636
Automotive lighting	-	-	-	395,074	395,074
Custom cabinets and countertops	-	-	2,990,767	-	2,990,767
Finished carpentry	-	-	7,057,179	-	7,057,179
Total Revenues	$2,934,705	$-	$10,047,946	$1,489,710	$14,472,361

	Nine Months Ended September 30, 2023
	Retail and Appliances	Retail and Eyewear	Construction	Automotive Supplies	Total
Revenues
Appliances	$6,129,197	$-	$-	$-	$6,129,197
Appliance accessories, parts, and other	758,392	-	-	-	758,392
Eyewear	-	8,045,966	-	-	8,045,966
Eyewear accessories, parts, and other	-	3,484,061	-	-	3,484,061
Automotive horns	-	-	-	2,408,638	2,408,638
Automotive lighting	-	-	-	1,098,745	1,098,745
Custom cabinets and countertops	-	-	8,150,092	-	8,150,092
Finished carpentry	-	-	23,497,107	-	23,497,107
Total Revenues	$6,887,589	$11,530,027	$31,647,199	$3,507,383	$53,572,198

	Nine Months Ended September 30, 2022
	Retail and Appliances	Retail and Eyewear	Construction	Automotive Supplies	Total
Revenues
Appliances	$7,206,386	$-	$-	$-	$7,206,386
Appliance accessories, parts, and other	1,116,114	-	-	-	1,116,114
Eyewear	-	-	-	-	-
Eyewear accessories, parts, and other	-	-	-	-	-
Automotive horns	-	-	-	3,766,415	3,766,415
Automotive lighting	-	-	-	1,348,340	1,348,340
Custom cabinets and countertops	-	-	10,288,711	-	10,288,711
Finished carpentry	-	-	15,711,516	-	15,711,516
Total Revenues	$8,322,500	$-	$26,000,227	$5,114,755	$39,437,482

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

Segment information for the three and nine months ended September 30, 2023 and 2022 are as follows:

	Three Months Ended September 30, 2023
	Retail and Appliances	Retail and Eyewear	Construction	Automotive Supplies	Corporate Services	Total
Revenues	$2,421,008	$4,243,254	$11,230,579	$883,080	$-	$18,777,921
Operating Expenses
Cost of revenues	1,976,031	2,662,586	5,472,716	625,841	-	10,737,174
Personnel	246,567	751,485	2,317,681	280,416	410,490	4,006,639
Personnel – corporate allocation	(71,400)	-	(214,200)	(71,400)	357,000	-
Depreciation and amortization	46,603	108,636	418,789	51,939	-	625,967
General and administrative	337,039	666,678	1,620,340	231,585	989,619	3,845,261
General and administrative – management fees	75,000	75,000	125,000	75,000	-	350,000
General and administrative – corporate allocation	(69,285)	-	(224,170)	(19,355)	312,810	-
Total Operating Expenses	2,540,555	4,264,385	9,516,156	1,174,026	2,069,919	19,565,041
Income (loss) from operations	$(119,547)	$(21,131)	$1,714,423	$(290,946)	$(2,069,919)	$(787,120)

	Three Months Ended September 30, 2022
	Retail and Appliances	Retail and Eyewear	Construction	Automotive Supplies	Corporate Services	Total
Revenues	$2,934,705	$-	$10,047,946	$1,489,710	$-	$14,472,361
Operating Expenses
Cost of revenues	2,183,972	-	6,544,843	867,572	-	9,596,387
Personnel	273,843	-	2,525,195	348,798	217,756	3,365,592
Personnel – corporate allocation	(71,400)	-	(214,200)	(71,400)	357,000	-
Depreciation and amortization	48,019	-	416,525	51,870	-	516,414
General and administrative	439,745	-	1,180,744	329,896	280,186	2,230,571
General and administrative – management fees	75,000	-	125,000	75,000	-	275,000
General and administrative – corporate allocation	(20,026)	-	(78,689)	(108,535)	207,250	-
Total Operating Expenses	2,929,153	-	10,499,418	1,493,201	1,062,192	15,983,964
Income (loss) from operations	$5,552	$-	$(451,472)	$(3,491)	$(1,062,192)	$(1,511,603)

	Nine Months Ended September 30, 2023
	Retail and Appliances	Retail and Eyewear	Construction	Automotive Supplies	Corporate Services	Total
Revenues	$6,887,589	$11,530,027	$31,647,199	$3,507,383	$-	$53,572,198
Operating Expenses
Cost of revenues	5,461,866	7,102,908	18,048,394	2,161,209	-	32,774,377
Personnel	784,561	2,070,996	6,098,832	927,245	79,229	9,960,863
Personnel – corporate allocation	(226,100)	-	(678,300)	(226,100)	1,130,500	-
Depreciation and amortization	139,809	277,839	1,244,908	155,817	-	1,818,373
General and administrative	1,044,671	2,404,342	4,270,157	771,084	1,250,384	9,740,638
General and administrative – management fees	225,000	150,000	375,000	225,000	-	975,000
General and administrative – corporate allocation	(146,268)	-	(686,763)	(140,797)	973,828	-
Total Operating Expenses	7,283,539	12,006,085	28,672,228	3,873,458	3,433,941	55,269,251
Income (loss) from operations	$(395,950)	$(476,058)	$2,974,971	$(366,075)	$(3,433,941)	$(1,697,053)

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

	Nine Months Ended September 30, 2022
	Retail and Appliances	Retail and Eyewear	Construction	Automotive Supplies	Corporate Services	Total
Revenues	$8,322,500	$-	$26,000,227	$5,114,755	$-	$39,437,482
Operating Expenses
Cost of revenues	6,245,993	-	15,835,830	3,028,040	-	25,109,863
Personnel	803,473	-	5,269,419	1,063,803	22,747	7,159,442
Personnel – corporate allocation	(216,400)	-	(649,200)	(216,400)	1,082,000	-
Depreciation and amortization	175,835	-	1,195,314	155,610	-	1,526,759
General and administrative	1,305,884	-	3,782,889	1,014,037	(190,028)	5,912,782
General and administrative – management fees	225,000	-	375,000	225,000	-	825,000
General and administrative – corporate allocation	(50,419)	-	(600,949)	(317,667)	969,035	-
Total Operating Expenses	8,489,366	-	25,208,303	4,952,423	1,883,754	40,533,846
Income (loss) from operations	$(166,866)	$-	$791,924	$162,332	$(1,883,754)	$(1,096,364)

NOTE 5—PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2023 and December 31, 2022 consisted of the following:

	September 30, 2023	December 31, 2022
Equipment and machinery	$1,406,531	$1,403,817
Office furniture and equipment	156,960	156,960
Transportation equipment	1,158,102	883,077
Displays	757,162	-
Leasehold improvements	181,206	166,760
Total property and equipment	3,659,961	2,610,614
Less: Accumulated depreciation	(1,448,361)	(725,408)
Property and equipment, net	$2,211,600	$1,885,206

Depreciation expense for the three and nine months ended September 30, 2023 was $261,275 and $724,297, respectively. In comparison, depreciation expense for the three and nine months ended September 30, 2022 was $151,722 and $432,683, respectively.

NOTE 6—INTANGIBLE ASSETS

Intangible assets at September 30, 2023 and December 31, 2022 consisted of the following:

	September 30, 2023	December 31, 2022
Customer relationships	$9,024,000	$9,024,000
Marketing-related	2,992,000	2,684,000
Technology-related	623,000	623,000
Total intangible assets	12,639,000	12,331,000
Less: accumulated amortization	(3,439,947)	(2,345,871)
Intangible assets, net	$9,199,053	$9,985,129

Amortization expense for the three and nine months ended September 30, 2023 was $364,692 and $1,094,076, respectively. In comparison, amortization expense for the three and nine months ended September 30, 2022 was $364,692 and $1,094,076, respectively.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

Estimated amortization expense for intangible assets for the next five years consists of the following as of September 30, 2023:

Year Ending December 31,	Amount
2023 - remaining	$364,692
2024	1,458,769
2025	1,325,778
2026	1,150,640
2027	909,142
Thereafter	3,990,032
Total	$9,199,053

NOTE 7—SELECTED ACCOUNT INFORMATION

Receivables

Receivables at September 30, 2023 and December 31, 2022 consisted of the following:

	September 30, 2023	December 31, 2022
Trade accounts receivable	$6,924,822	$4,867,749
Vendor rebates receivable	6,060	460
Credit card payments in process of settlement	-	102,917
Retainage	1,241,919	603,442
Total receivables	8,172,801	5,574,568
Allowance for doubtful accounts	(405,172)	(359,000)
Total receivables, net	$7,767,629	$5,215,568

Inventories

Inventories at September 30, 2023 and December 31, 2022 consisted of the following:

	September 30, 2023	December 31, 2022
Appliances	$2,113,379	$2,155,839
Eyewear	9,224,632	-
Automotive	1,181,768	934,683
Construction	1,983,242	1,519,345
Total inventories	14,503,021	4,609,867
Less reserve for obsolescence	(545,848)	(425,848)
Total inventories, net	$13,957,173	$4,184,019

Inventory balances are composed of finished goods. Raw materials and work in process inventory are immaterial to the condensed consolidated financial statements.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

Accounts payable and accrued expenses

Accounts payable and accrued expenses at September 30, 2023 and December 31, 2022 consisted of the following:

	September 30, 2023	December 31, 2022
Trade accounts payable	$9,105,572	$4,129,393
Credit cards payable	380,165	357,964
Accrued payroll liabilities	892,035	824,369
Accrued interest	2,228,397	1,179,875
Accrued dividends	27,480	136,052
Other accrued liabilities	1,182,772	114,116
Total accounts payable and accrued expenses	$13,816,421	$6,741,769

NOTE 8—LEASES

Operating Leases

On July 1, 2023, ICU Eyewear Holdings, Inc. (“ICU Eyewear”) entered into a lease amendment to renew its office and warehouse space in the retail and eyewear segment, located in Hollister, California. The lease renewal commenced on July 1, 2023 and shall expire on June 30, 2028. Under the terms of the lease renewal, ICU Eyewear will lease the premises at the monthly rate of $35,000 for the first year, with scheduled annual increases. The lease agreement contains customary events of default, representations, warranties, and covenants. The initial measurement of the right-of-use asset and liability associated with this operating lease was $2,088,680.

The following was included in the condensed consolidated balance sheets at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Operating lease right-of-use assets	$4,310,916	$2,854,196
Lease liabilities, current portion	1,075,151	713,100
Lease liabilities, long-term	3,366,728	2,237,797
Total operating lease liabilities	$4,441,879	$2,950,897
Weighted-average remaining lease term (months)	47	47
Weighted average discount rate	6.08%	4.36%

Rent expense for the three and nine months ended September 30, 2023 was $419,769 and $1,149,954, respectively. In comparison, rent expense for the three and nine months ended September 30, 2022 was $278,823 and $804,544, respectively.

As of September 30, 2023, maturities of operating lease liabilities were as follows:

Year Ending December 31,	Amount
2023 - remaining	$312,613
2024	1,332,327
2025	1,304,733
2026	1,032,656
2027	766,969
Thereafter	273,660
Total	5,022,958
Less: imputed interest	(581,079)
Total operating lease liabilities	$4,441,879

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

Finance Leases

As of September 30, 2023, maturities of financing lease liabilities were as follows:

Year Ending December 31,	Amount
2023 - remaining	$58,735
2024	218,099
2025	211,332
2026	211,332
2027	210,042
Thereafter	28,833
Total	938,373
Less: amount representing interest	(106,803)
Present value of minimum lease payments	$831,570

As of September 30, 2023, the weighted-average remaining lease term for all finance leases is 4.30 years.

NOTE 9—BUSINESS COMBINATIONS

On December 21, 2022, the Company’s newly formed wholly owned subsidiaries 1847 ICU Holdings Inc. (“1847 ICU”) and 1847 ICU Acquisition Sub Inc. entered into an agreement and plan of merger with ICU Eyewear and San Francisco Equity Partners, as the stockholder representative, which was amended on February 9, 2023.

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

The Company accounted for the acquisition using the acquisition method of accounting in accordance with ASC 805, Business Combinations (“ASC 805”). In accordance with ASC 805, the Company used its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. Goodwill is measured as the excess of the purchase consideration over the fair value of the net tangible assets and identifiable assets acquired, or if the fair value of the net assets acquired exceeds the purchase consideration, a bargain purchase gain is recorded.

The preliminary fair value of the purchase consideration issued to the ICU Eyewear stockholders was allocated to the net tangible assets acquired. The preliminary fair value of the net assets acquired was $7,139,861, exceeding the purchase consideration, resulting in a bargain purchase gain of $2,639,861. For the three and nine months ended September 30, 2023, ICU Eyewear contributed revenue of $4,243,524 and $11,530,027, respectively. Additionally, for the same periods, ICU Eyewear reported a net loss of $743,236 and net income of $1,215,425, respectively, which are included in our condensed consolidated statements of operations for the respective periods.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$18,777,921	$19,573,352	$55,648,535	$55,839,814
Net loss	(5,859,072)	(4,778,614)	(8,801,137)	(5,630,467)
Net loss attributable to common shareholders	(5,981,334)	(13,746,054)	(11,356,133)	(14,884,009)
Loss per share attributable to common shareholders – basic and diluted	$(3.01)	$(105.51)	$(14.03)	$(176.42)

These unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations would have been if the acquisitions had occurred at the beginning of the period presented, nor are they indicative of future results of operations.

NOTE 10—DEBT

Revolving Lines of Credit

On February 9, 2023, 1847 ICU and ICU Eyewear entered into a loan and security agreement with Industrial Funding Group, Inc. for a revolving loan of up to $5,000,000, which was evidenced by a secured promissory note in the principal amount of up to $5,000,000. On February 9, 2023, 1847 ICU received an advance of $2,063,182 under the note, of which $1,963,182 was used to repay certain debt of ICU Eyewear in connection with the agreement and plan of merger, with the remaining $100,000 used to pay lender fees. On February 11, 2023, the Industrial Funding Group, Inc. sold and assigned the loan and security agreement, the note and related loan documents to GemCap Solutions, LLC.

The note was to mature on February 9, 2025 with all advances bearing interest at an annual rate equal to the greater of (i) the sum of (a) the “Prime Rate” as reported in the “Money Rates” column of The Wall Street Journal, adjusted as and when such prime rate changes, plus (b) eight percent (8.00%), and (ii) fifteen percent (15.00%); provided that following and during the continuation of an event of default (as defined in the loan and security agreement), interest on the unpaid principal balance of the advances shall accrue at an annual rate equal to such rate plus three percent (3.00%). Interest accrued on the advances was payable monthly commencing on March 7, 2023. The note was secured by all of the assets of 1847 ICU and ICU Eyewear.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

On September 11, 2023, GemCap Solutions, LLC sold and assigned the loan to AB Lending SPV I LLC d/b/a Mountain Ridge Capital. On the same date, 1847 ICU and ICU Eyewear entered into an amended and restated credit and security agreement with the AB Lending SPV I LLC d/b/a Mountain Ridge Capital for a revolving loan of up to $15,000,000, which loan may be drawn in advances. On the same date, the Company received an advance of $4,218,985, which was used to pay the amounts outstanding under the loan from GemCap Solutions, LLC, to pay certain closing fees and expenses in connection with the closing and for general working capital purposes.

The revolving loan matures on September 11, 2026 and bears interest at an annual rate equal to Term SOFR plus eight percent (8.00%) per annum or, if at any time the Term SOFR cannot be determined, then at the Base Rate plus seven percent (7.00%), but in any event at a rate no higher than that permitted under applicable law. “Term SOFR” means the secured overnight financing rate published by the Federal Reserve Bank of New York for a one-month period on the date that is two (2) business days prior to the first day of such one-month period and “Base Rate” means a rate per annum equal to the greatest of (i) the Federal Funds Rate in effect on such day plus 1.00%, (ii) the Prime Rate in effect on such day, and (iii) Term SOFR for a one-month tenor plus 1.00%. However, following and during the continuation of an event of default (as defined in the amended and restated credit and security agreement), interest shall accrue at a default rate equal to such above rate plus two percent (2.00%) per annum. Interest accrued on the advances shall be payable monthly on the first day of each month commencing on October 1, 2023. The Company may voluntarily prepay the entire unpaid principal amount of the advances prior to the maturity date, but must pay a prepayment fee determined as follows: (i) a fee of three percent (3.00%) if the prepayment is made on or before September 11, 2024, (ii) a fee of two percent (2.00%) if the prepayment is made between September 12, 2024 and September 11, 2025, or (iii) a fee of one percent (1.00%) if the prepayment is made between September 12, 2025 and September 11, 2026.

The amended and restated credit and security agreement contains customary affirmative and negative financial and other covenants and events of default for a loan of this type. The loan is secured by a first priority security interest in all of the assets of 1847 ICU and ICU Eyewear and is guaranteed by the Company pursuant to a limited guaranty. The Company may satisfy its obligations under the limited guaranty by paying such amounts in cash, or by issuing to the lender a number of common shares equal to the sum needed to satisfy the obligations under the limited guaranty in full divided by a price equal to the lesser of $4.575 or the closing price of the common shares on the day prior to such issuance; provided that if such issuance would violate Section 7.13 of the NYSE American Company Guide, which restricts the issuance of shares equal to 20% or more of the outstanding common shares for less than the greater of book or market value, then the Company must obtain shareholder approval of such issuance.

Notes Payable

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

Purchase and Sale of Future Revenues Agreement

On March 31, 2023, the Company and its subsidiary 1847 Cabinet Inc. (“1847 Cabinet”) entered into a non-recourse funding agreement with a third-party for the sale of future revenues totaling $1,965,000 for net cash proceeds of $1,410,000. The Company is required to make weekly ACH payments in the amount of $39,300. The agreement also allows for the third-party to file UCCs securing their interest in the receivables and includes customary events of default.

The Company recorded a debt discount of $555,000, which will be amortized under the effective interest method. The Company is utilizing the prospective method to account for subsequent changes in the estimated future payments, whereby if there is a change in the estimated future cash flows, a new effective interest rate is determined based on the revised estimate of remaining cash flows. As of September 30, 2023, the effective interest rate was 72.4%.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

Private Placement of 20% OID Promissory Notes and Warrants

On August 11, 2023, the Company entered into a securities purchase agreement in a private placement transaction with certain accredited investors, pursuant to which the Company issued and sold to the investors 20% OID subordinated promissory notes in the aggregate principal amount of $3,125,000 and warrants for the purchase of an aggregate of 163,939 common shares for total cash proceeds of $2,218,000.

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

The warrants are exercisable for a period five (5) years at an exercise price of $4.58 (subject to standard adjustments for share splits, share combinations, share dividends, reclassifications, mergers, consolidations, reorganizations and similar transactions) and may be exercised on a cashless basis if at the time of exercise there is no effective registration statement registering, or the prospectus contained therein is not available for, the issuance of common shares upon exercise thereof.

Pursuant to the securities purchase agreement, the Company is required to hold a special meeting of its shareholders on or before the date that is sixty (60) calendar days after the date of the securities purchase agreement for the purpose of obtaining shareholder approval of the issuance of all common shares that may be issued upon conversion of the notes and exercise of the warrants in accordance with NYSE American rules (the “Shareholder Approval”). In connection with the securities purchase agreement, the Company also entered into a registration rights agreement with the investors, pursuant to which the Company agreed to file a registration statement to register all common shares underlying the notes and the warrants under the Securities Act of 1933, as amended, within fifteen (15) days following an event of default and use its best efforts to cause such registration statement to be declared effective within ninety (90) days after the filing thereof. If the Company fails to meet these deadlines or comply with certain other requirements in the registration rights agreement, then on each date that the Company fails to comply, and on each monthly anniversary thereof, the Company shall pay to each investor an amount in cash, as partial liquidated damages and not as a penalty, equal to 1.0% of the aggregate subscription amount paid by such investor pursuant to the securities purchase agreement, subject to an aggregate cap of 10%. If the Company fails to pay any of these amounts in full within seven (7) days after the date payable, the Company must pay interest thereon at a rate of 18% per annum (or such lesser maximum amount that is permitted to be paid by applicable law).

Spartan Capital Securities, LLC (“Spartan”) acted as placement agent in connection with the securities purchase agreement and received (i) a cash transaction fee equal to 6% of the aggregate gross proceeds, (ii) a non-accountable and non-reimbursable due diligence and expense fee equal to 1% of the aggregate gross proceeds and (iii) a warrant for the purchase of a number of common shares equal to eight percent (8%) of the number common shares issuable upon conversion of the notes and exercise of the warrants at an exercise price of $5.03 per share (subject to adjustment), resulting in the issuance of a warrant for 346,449 common shares. The warrant is exercisable at any time six months after the date of issuance and until the fifth anniversary thereof.

Subject to Shareholder Approval, the notes are convertible into common shares at the option of the holders at any time on or following the date that an event of default (as defined in the notes) occurs at a conversion price equal to 90% of the lowest volume weighted average price of the Company’s common shares on any trading day during the five (5) trading days prior to the conversion date; provided that such conversion price shall not be less than $0.75 (subject to adjustments). The conversion price of the notes is subject to standard adjustments, including a price-based adjustment in the event that the Company issues any common shares or other securities convertible into or exercisable for common shares at an effective price per share that is lower than the conversion price, subject to certain exceptions.

The Company evaluated the embedded features within these promissory notes in accordance with ASC 480 and ASC 815. The Company determined that the embedded features, specifically (i) the default penalty of 40% on outstanding principal, and (ii) the conversion option into common shares at 90% of the lowest VWAP in the five days preceding conversion, subject to a $0.75 floor price, constitute derivative liabilities. These features, arising from default provisions not within the Company’s control, including the contingent interest feature and the contingent conversion (deemed redemption) feature, meet the definition of a derivative and do not qualify for derivative accounting exemptions. Consequently, these embedded features are bifurcated from the debt host and recognized as a single derivative liability.

The initial fair value of the derivative liabilities was determined using a Monte Carlo Simulation valuation model, considering various potential outcomes and scenarios. The model used the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 145.37%; (iii) risk-free interest rate of 5.37%; (iv) maximum term of one year; (v) estimated fair value of the common shares of $4.63 per share; and (vi) various probability assumptions. Subsequent changes in fair value are recognized in the statement of operations each reporting period. The issuance costs for the promissory notes, along with the allocated fair values of both the warrants and the bifurcated embedded derivative liability, have been collectively treated as a debt discount. This discount is being amortized to interest expense over the term of the promissory notes using the effective interest method.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

Convertible Notes Payable

Private Placements of Promissory Notes and Warrants

On February 3, 2023, the Company entered into securities purchase agreements with two accredited investors, Mast Hill Fund, L.P. (“Mast Hill”) and Leonite Fund I, LP (“Leonite”), pursuant to which the Company issued to such investors (i) promissory notes in the aggregate principal amount of $604,000 and (ii) five-year warrants for the purchase of an aggregate of 5,034 common shares at an exercise price of $105.00 per share (subject to adjustment) for total cash proceeds of $540,000. As additional consideration, the Company issued an aggregate of 5,034 common shares to the investors as a commitment fee. Additionally, the Company issued a five-year warrant to J.H. Darbie & Co (the broker) for the purchase of 36 common shares at an exercise price of $131.25 (subject to adjustment).

On February 9, 2023, the Company entered into securities purchase agreements with two accredited investors, Mast Hill and Leonite, pursuant to which the Company issued to such investors (i) promissory notes in the aggregate principal amount of $2,557,575 and (ii) five-year warrants for the purchase of an aggregate of 21,314 common shares at an exercise price of $105.00 per share (subject to adjustment) for total cash proceeds of $2,271,818. As additional consideration, the Company issued 11,591 common shares to Mast Hill and issued to Leonite a five-year warrant for the purchase of 9,723 common shares at an exercise price of $0.25 per share (subject to adjustment), which were issued as a commitment fee. Additionally, the Company issued a five-year warrant to J.H. Darbie & Co (the broker) for the purchase of 477 common shares at an exercise price of $131.25 (subject to adjustment).

On February 22, 2023, the Company entered into securities purchase agreement with one accredited investor, Mast Hill, pursuant to which the Company issued to such investor (i) a promissory note in the principal amount of $878,000 and (ii) five-year warrants for the purchase of an aggregate of 7,317 common shares at an exercise price of $105.00 per share (subject to adjustment) for total cash proceeds of $737,700. As additional consideration, the Company issued a five-year warrant for the purchase of 7,934 common shares at an exercise price of $0.25 per share (subject to adjustment) to the investor as a commitment fee. Additionally, the Company issued a five-year warrant to J.H. Darbie & Co (the broker) for the purchase of 302 common shares at an exercise price of $131.25 (subject to adjustment).

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

The notes become convertible into common shares at the option of the holders at any time on or following the date that an event of default (as defined in the notes) occurs under the notes at a conversion price equal the lower of (i) $105.00 (subject to adjustments) and (ii) 80% of the lowest volume weighted average price of the common shares on any trading day during the five (5) trading days prior to the conversion date; provided that such conversion price shall not be less than $0.75 (subject to adjustments).

The Company evaluated the embedded features within these promissory notes in accordance with ASC 480 and ASC 815. The Company determined that the embedded features, specifically (i) the default penalty of 15% on outstanding principal and accrued interest, and (ii) the conversion option into common shares at the lower of $105.00 or 80% of the lowest VWAP in the five days preceding conversion, subject to a $0.75 floor price, constitute derivative liabilities. These features, arising from default provisions not within the Company’s control, including the contingent interest feature and the contingent conversion (deemed redemption) feature, meet the definition of a derivative and do not qualify for derivative accounting exemptions. Consequently, these embedded features are bifurcated from the debt host and recognized as a single derivative liability.

The initial fair value of the derivative liabilities was determined using a Monte Carlo Simulation valuation model, considering various potential outcomes and scenarios. The model used the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 160.45%; (iii) risk-free interest rate of 4.68%; (iv) maximum term of one year; (v) estimated fair value of the common shares of $48.25 per share; and (vi) various probability assumptions. Subsequent changes in fair value are recognized in the statement of operations each reporting period. The issuance costs for the promissory notes, along with the allocated fair values of both the warrants and the bifurcated embedded derivative liability, have been collectively treated as a debt discount. This discount is being amortized to interest expense over the term of the promissory notes using the effective interest method.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

On August 4, 2023, the Company received notices from Mast Hill and Leonite that an event of default had occurred under the notes issued on February 3, 2023 for failure to make certain payments when due. Mast Hill and Leonite agreed in writing that they would not require any payments in cash for the over-due amounts or accelerate the payments due under the notes for a period of 60 days. Since an event of default occurred, Mast Hill and Leonite has the right to convert the notes, including the over-due amounts, penalties and fees, into common shares at their election. On August 4, 2023, Mast Hill converted its note in full into 22,141 common shares, which conversion amount included $91,174 of principal, interest and certain penalties and fees. In August 2023, Leonite converted its note in full into 191,916 common shares, which conversion amount included $730,814 of principal, interest and certain penalties and fees.

On August 9, 2023, the Company received notices from Mast Hill and Leonite that an event of default had occurred under the notes issued on February 9, 2023 for failure to make certain payments when due. Mast Hill and Leonite agreed in writing that they would not require any payments in cash for the over-due amounts or accelerate the payments due under the notes for a period of 60 days. Since an event of default occurred, Mast Hill and Leonite has the right to convert the notes, including the over-due amounts, penalties and fees, into common shares at their election. In August 2023, Mast Hill converted a portion of its note into 402,762 common shares, which conversion amount included $1,002,556 of principal, interest and certain penalties and fees. In August 2023, Leonite converted a portion of its note into 580,000 common shares, which conversion amount included $1,305,432 of principal, interest and certain penalties and fees.

On August 31, 2023, the Company, Mast Hill and Leonite entered into amendments to the notes issued on February 9, 2023 and February 22, 2023, pursuant to which the parties agreed to extend the maturity date of these remaining notes to August 31, 2024 and the Company agreed to make monthly payments commencing on September 30, 2023, as further described in the amendments. Mast Hill and Leonite also agreed not to convert any portion of the remaining notes as long as the Company makes these payments when due. As consideration for Mast Hill and Leonite’s entry into the amendments, the Company agreed to pay Mast Hill and Leonite an amendment fee equal to 10% of the principal amounts of the remaining notes.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

Derivative Liabilities

The following table provides a roll-forward of the derivative liabilities for the three and nine months ended September 30, 2023, as follows:

Amount
Balance at December 31, 2022	$-
Initial fair value of derivative liabilities upon issuance	2,613,177
Gain on change in fair value of derivative liabilities	(425,977)
Extinguishment of derivative liabilities upon conversion of convertible notes	(864,576)
Balance at September 30, 2023	$1,322,624

The gain on change in fair value of derivative liabilities for three and nine months ended September 30, 2023, is comprised as follows:

Amount
Initial derivative expense	$154,991
Gain on change in fair value of derivative liabilities	(580,968)
Gain on change in fair value of derivative liabilities	$(425,977)

Interest Expense and Accrued Interest Reconciliation

The following table provides a reconciliation of interest expense for the nine months ended September 30, 2023, as follows:

Amount
Interest expense from amortization of debt discounts	$3,879,558
Interest expense from notes payable	243,119
Interest expense from related party notes payable	83,891
Interest expense from convertible notes payable	4,595,106
Interest expense from revolving lines of credit	765,786
Interest expense from financing leases	38,308
Other interest expense	141,531
$9,747,299

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

The following table provides a reconciliation of accrued interest at September 30, 2023, as follows:

Amount
Accrued interest balance at December 31, 2022	$1,179,875
Interest expense from notes payable	243,119
Interest expense from related party notes payable	83,891
Interest expense from convertible notes payable	4,595,106
Interest expense from revolving lines of credit	765,786
Interest expense from financing leases	38,308
Cash paid for interest	(3,217,831)
Common shares issued in settlement of interest	(1,247,701)
Settlement of interest through the issuance of a new revolving line of credit	(212,156)
Accrued interest balance at September 30, 2023	$2,228,397

NOTE 11—RELATED PARTIES

Related Party Notes Payable

On September 30, 2020, a portion of the purchase price for the acquisition of Kyle’s Custom Wood Shop, Inc. (“Kyle’s”) was paid by the issuance of a promissory note by 1847 Cabinet to the sellers in the principal amount of $1,260,000. Payment of the principal and accrued interest on the note was subject to vesting.

On July 26, 2022, the Company and 1847 Cabinet entered into a conversion agreement with sellers, pursuant to which they agreed to convert $797,221 of the vesting note into 7,593 common shares of the Company at a conversion price of $105.00 per share. As a result, the Company recognized a loss on extinguishment of debt of $303,706. Pursuant to the conversion agreement, the note was cancelled, and the Company agreed to pay $558,734 to the sellers no later than October 1, 2022.

On March 30, 2023, the Company entered into an amendment to the conversion agreement, effective retroactively to October 1, 2022. Pursuant to the amendment, the Company agreed to pay a total of $642,544 in three monthly payments commencing on April 5, 2023.

Management Services Agreement

On April 15, 2013, the Company and 1847 Partners LLC (the “Manager”) entered into a management services agreement, pursuant to which the Company is required to pay the Manager a quarterly management fee equal to 0.5% of its adjusted net assets for services performed (the “Parent Management Fee”). The amount of the Parent Management Fee with respect to any fiscal quarter is (i) reduced by the aggregate amount of any management fees received by the Manager under any offsetting management services agreements with respect to such fiscal quarter, (ii) reduced (or increased) by the amount of any over-paid (or under-paid) Parent Management Fees received by (or owed to) the Manager as of the end of such fiscal quarter, and (iii) increased by the amount of any outstanding accrued and unpaid Parent Management Fees. The Company expensed $0 in Parent Management Fees for the three and nine months ended September 30, 2023 and 2022.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

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

1847 Asien expensed management fees of $75,000 and $225,000 for the three and nine months ended September 30, 2023 and 2022, respectively.

1847 Cabinet expensed management fees of $125,000 and $375,000 for the three and nine months ended September 30, 2023 and 2022, respectively.

1847 Wolo expensed management fees of $75,000 and $225,000 for the three and nine months ended September 30, 2023 and 2022, respectively.

1847 ICU expensed management fees of $75,000 and $150,000 for the three and nine months ended September 30, 2023.

On a consolidated basis, the Company expensed total management fees of $350,000 and $975,000 for the three and nine months ended September 30, 2023, respectively, compared to $275,000 and $825,000 for the three and nine months ended September 30, 2022, respectively.

Advances

From time to time, the Company has received advances from its chief executive officer to meet short-term working capital needs. As of September 30, 2023 and December 31, 2022, a total of $118,834 in advances from related parties are outstanding. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

As of September 30, 2023 and December 31, 2022, the Manager has funded the Company $74,928 in related party advances. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

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

The total rent expense under this related party lease was $21,777 and $65,330 for the three and nine months ended September 30, 2023 and 2022, respectively.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

NOTE 12—SHAREHOLDERS’ EQUITY

Series A Senior Convertible Preferred Shares

During the three months ended September 30, 2023, the Company accrued dividends of $93,941 for the series A senior convertible preferred shares and settled $137,246 of previously accrued dividends through the issuance of 33,689 common shares. During the nine months ended September 30, 2023, the Company accrued dividends of $314,037 for the series A senior convertible preferred shares and settled $401,183 of previously accrued dividends through the issuance of 45,153 common shares.

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

During the three and nine months ended September 30, 2023, an aggregate of 1,367,273 series A senior convertible preferred shares were converted into an aggregate of 642,995 common shares.

As of September 30, 2023 and December 31, 2022, the Company had 226,667 and 1,593,940 series A senior convertible preferred shares issued and outstanding, respectively.

Series B Senior Convertible Preferred Shares

During the three months ended September 30, 2023, the Company accrued dividends of $31,088 for the series B senior convertible preferred shares and settled $54,839 of previously accrued dividends through the issuance of 13,461 common shares. During the nine months ended September 30, 2023, the Company accrued dividends of $139,084 for the series B senior convertible preferred shares, paid $105,671 and settled $54,839 previously accrued dividends through the issuance of 13,461 common shares.

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

During the three months ended September 30, 2023, an aggregate of 288,332 series B senior convertible preferred shares were converted into an aggregate of 336,748 common shares. During the nine months ended September 30, 2023, an aggregate of 373,332 series B senior convertible preferred shares were converted into an aggregate of 353,971 common shares.

As of September 30, 2023 and December 31, 2022, the Company had 91,567 and 464,899 series B senior convertible preferred shares issued and outstanding, respectively.

Common Shares

As of September 30, 2023 and December 31, 2022, the Company was authorized to issue 500,000,000 common shares. As of September 30, 2023 and December 31, 2022, the Company had 3,088,319 and 174,249 common shares issued and outstanding, respectively.

In February 2023, the Company issued an aggregate of 16,625 common shares to two accredited investors as a commitment fee (see Note 10).

On May 16, 2023, the Company issued an aggregate of 40,269 common shares upon the forced cashless exercise of warrants, which were originally issued with the series A and B senior convertible preferred shares.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

In May 2023, the Company issued 20,260 common shares upon the exercise of warrants for cash proceeds of $5,064.

On July 3, 2023, the Company entered into a securities purchase agreement with certain purchasers and a placement agency agreement with Spartan, pursuant to which the Company agreed to issue and sell to such purchasers an aggregate of 153,800 common shares and prefunded warrants for the purchase of 220,000 common shares at an offering price of $5.00 per common share and $4.75 per pre-funded warrant, pursuant to the Company’s effective registration statement on Form S-1 (File No. 333-272057). On July 7, 2023, the closing of this offering was completed. At the closing, the purchasers prepaid the exercise price of the prefunded warrants in full. Therefore, the Company received total gross proceeds of $1,869,000. Pursuant to the placement agency agreement, Spartan received a cash transaction fee equal to 8% of the aggregate gross proceeds and reimbursement of certain out-of-pocket expenses. After deducting these and other offering expenses, the Company received net proceeds of approximately $1,494,480. All of the purchasers exercised the prefunded warrants in full either at closing or shortly thereafter and the Company issued an aggregate of 220,000 common shares upon such exercise.

On July 14, 2023, the Company entered into a securities purchase agreement with certain purchasers and a placement agency agreement with Spartan, which were amended pursuant to an amendatory agreement, dated July 18, 2023, among the Company, Spartan and such purchasers. Pursuant to the foregoing, on July 18, 2023, the Company issued and sold to such purchasers an aggregate of 160,000 common shares at a purchase price of $6.00 per share for total gross proceeds of $960,000, pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-269509). Spartan received a cash transaction fee equal to 8% of the aggregate gross proceeds and reimbursement of certain out-of-pocket expenses. After deducting these and other offering expenses, the Company received net proceeds of approximately $858,200.

During the nine months ended September 30, 2023, the Company issued an aggregate 58,614 common shares to the holders of the series A and B senior convertible preferred shares in settlement of $456,022 of accrued dividends. Pursuant to the series A and B senior convertible preferred shares designations, dividends payable in common shares shall be calculated based on a price equal to eighty percent (80%) of the volume weighted average price for the common shares on the Company’s principal trading market during the five (5) trading days immediately prior to the applicable dividend payment date.

During the nine months ended September 30, 2023, the Company issued an aggregate of 50,717 common shares upon the cashless exercise of other warrants.

During the nine months ended September 30, 2023, the Company issued an aggregate of 642,995 common shares upon the conversion of an aggregate of 1,367,273 series A senior convertible preferred shares.

During the nine months ended September 30, 2023, the Company issued an aggregate of 353,971 common shares upon the conversion of an aggregate of 373,332 series B senior convertible preferred shares.

During the nine months ended September 30, 2023, the Company issued an aggregate of 1,196,819 common shares upon the conversion promissory notes and accrued interest (see Note 10).

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

Warrants

Warrant Dividend Issued to Common Shareholders

On January 3, 2023, the Company issued warrants for the purchase of 16,315 common shares as a dividend to common shareholders of record as of December 23, 2022, pursuant to a warrant agent agreement, dated January 3, 2023, with VStock Transfer, LLC. Each holder of common shares received a warrant to purchase one (1) common share for every ten (10) common shares owned as of the record date (with the number of shares underlying the warrant received rounded down to the nearest whole number). Each warrant represents the right to purchase common shares at an initial exercise price of $105.00 per share (subject to certain adjustments as set forth in the warrants). The Company may, at its option, voluntarily reduce the then-current exercise price to such amount and for such period or periods of time which may be through the expiration date as may be deemed appropriate by the board of directors. Cashless exercises of the warrants are not permitted. The warrants will generally be exercisable in whole or in part beginning on the later of (i) January 3, 2024 or (ii) the date that a registration statement on Form S-3 with respect to the issuance and registration of the common shares underlying the warrants has been filed with and declared effective by the SEC, and thereafter until January 3, 2026. The Company may redeem the warrants at any time in whole or in part at $0.001 per warrant (subject to equitable adjustment to reflect share splits, share dividends, share combinations, recapitalizations and like occurrences) upon not less than 30 days’ prior written notice to the registered holders of the warrants. As a result of the issuance of warrants as a dividend to common shareholders, the Company recognized a deemed dividend of approximately $0.6 million, which was calculated using a Black-Scholes pricing model.

Warrants Issued in Private Placements of Promissory Notes

On February 3, 2023 (as described in Note 10), the Company entered into securities purchase agreements with two accredited investors, Mast Hill and Leonite, pursuant to which the Company issued to such investors (i) promissory notes in the aggregate principal amount of $604,000 and (ii) five-year warrants for the purchase of an aggregate of 5,034 common shares at an exercise price of $4.20 per share (subject to adjustment) for total cash proceeds of $540,000. As additional consideration, the Company issued an aggregate of 5,034 common shares to the investors as a commitment fee. Additionally, the Company issued a five-year warrant to J.H. Darbie & Co (the broker) for the purchase of 36 common shares at an exercise price of $5.25 (subject to adjustment). On August 30, 2023, Leonite exercised its warrant in full on a cashless basis for 2,733 common shares and on September 11, 2023, Mast Hill exercised its warrant in full on a cashless basis for 569 common shares. The exercise prices of the outstanding foregoing warrants were adjusted on multiple occasions due to the antidilution provisions (down round feature) in the warrants described below.

Accordingly, a portion of the proceeds were allocated to the warrants and common shares based on their relative fair value using the Geometric Brownian Motion Stock Path Monte Carlo Simulation. The assumptions used in the model were as follows: (i) dividend yield of 0%; (ii) expected volatility of 162.3%; (iii) weighted average risk-free interest rate of 4.1%; (iv) expected life of five years; (v) estimated fair value of the common shares of $48.25 per share; (vi) exercise price ranging from $105.00 to $131.25; and (vii) various probability assumptions related to down round price adjustments. The fair value of the warrants was $222,129 and the fair value of the commitment shares was $242,858, resulting in the amount allocated to the warrants and commitment shares, based on their relative fair value of $218,172, which was recorded as additional paid-in capital.

On February 9, 2023 (as described in Note 10), the Company entered into securities purchase agreements with two accredited investors, Mast Hill and Leonite, pursuant to which the Company issued to such investors five-year warrants for the purchase of an aggregate of 21,314 common shares at an exercise price of $105.00 per share (subject to adjustment). As additional consideration, the Company issued Leonite a five-year warrant for the purchase of 9,723 common shares at an exercise price of $0.25 per share (subject to adjustment), which were issued as a commitment fee. Additionally, the Company issued a five-year warrant to J.H. Darbie & Co (the broker) for the purchase of 477 common shares at an exercise price of $131.25 (subject to adjustment). On August 30, 2023, Leonite exercised both warrants in full on a cashless basis for 15,677 common shares and on September 11, 2023, Mast Hill exercised its warrant in full on a cashless basis for 7,604 common shares. The exercise prices of the outstanding foregoing warrants were adjusted on multiple occasions due to the antidilution provisions (down round feature) in the warrants described below.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

Accordingly, a portion of the proceeds were allocated to the warrants and common shares based on their relative fair value using the Geometric Brownian Motion Stock Path Monte Carlo Simulation. The assumptions used in the model were as follows: (i) dividend yield of 0%; (ii) expected volatility of 162.0%; (iii) weighted average risk-free interest rate of 4.3%; (iv) expected life of five years; (v) estimated fair value of the common shares of $45.00 per share; (vi) exercise price ranging from $0.25 to $131.25; and (vii) various probability assumptions related to down round price adjustments. The fair value of the warrants was $1,323,774 and the fair value of the commitment shares was $521,590, resulting in the amount allocated to the warrants and commitment shares, based on their relative fair value of $879,829, which was recorded as additional paid-in capital.

On February 22, 2023 (as described in Note 10), the Company entered into securities purchase agreement with one accredited investor, Mast Hill, pursuant to which the Company issued to such investor five-year warrants for the purchase of an aggregate of 7,317 common shares at an exercise price of $105.00 per share (subject to adjustment). As additional consideration, the Company issued a five-year warrant for the purchase of 7,934 common shares at an exercise price of $0.25 per share (subject to adjustment) to the investor as a commitment fee. Additionally, the Company issued a five-year warrant to J.H. Darbie & Co (the broker) for the purchase of 302 common shares at an exercise price of $131.25 (subject to adjustment). On September 11, 2023, Mast Hill exercised both warrants in full on a cashless basis for 12,389 common shares. The exercise prices of the outstanding foregoing warrants were adjusted on multiple occasions due to the antidilution provisions (down round feature) in the warrants described below.

Accordingly, a portion of the proceeds were allocated to the warrants based on their relative fair value using the Geometric Brownian Motion Stock Path Monte Carlo Simulation. The assumptions used in the model were as follows: (i) dividend yield of 0%; (ii) expected volatility of 161.6%; (iii) weighted average risk-free interest rate of 4.5%; (iv) expected life of five years; (v) estimated fair value of the common shares of $37.75 per share; (vi) exercise price ranging from $0.25 to $131.25; and (vii) various probability assumptions related to down round price adjustments. The fair value of the warrants was $556,485, resulting in the amount allocated to the warrants, based on their relative fair value of $261,945, which was recorded as additional paid-in capital.

Warrants Issued in Public Equity Offering

On July 7, 2023 (as described above), the Company closed on a securities purchase agreement with certain purchasers and a placement agency agreement with Spartan, pursuant to which the Company agreed to issue and sell to such purchasers prefunded warrants for the purchase of 220,000 common shares at an exercise price of $0.25 per common share. All of the prefunded warrants were exercised in full either at closing or shortly thereafter and the Company issued an aggregate of 220,000 common shares upon such exercise.

The Company evaluated the prefunded warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the prefunded warrants and applicable authoritative guidance in ASC 480 and ASC 815-40. The Company determined the prefunded warrants issued failed the indexation guidance under ASC 815-40, specifically, the prefunded warrants provide for a Black-Scholes value calculation in the event of certain transactions (“Fundamental Transactions”), which includes a floor on volatility utilized in the value calculation at 100% or greater. The Company has determined that this provision introduces leverage to the holders of the warrants that could result in a value that would be greater than the settlement amount of a fixed-for-fixed option on the Company’s own equity shares. Accordingly, pursuant to ASC 815-40, the Company recorded the fair value of the warrants as a liability upon issuance and marked to market each reporting period in the Company’s consolidated statement of operations until their exercise or expiration.

The fair value of the warrants deemed to be a liability, due to certain contingent put features, was determined using the Black-Scholes option pricing model, which was deemed to be an appropriate model due to the terms of the warrants issued, including a fixed term and exercise price. The assumptions used in the model were as follows: (i) dividend yield of 0%; (ii) expected volatility of 157.8%; (iii) risk-free interest rate of 5.3%; (iv) expected life of 30 days; (v) estimated fair value of the common shares of $5.51 per share; (vi) exercise price of $0.25.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

The following table provides a roll-forward of the warrant liability for the three and nine months ended September 30, 2023, as follows:

Amount
Balance at December 31, 2022	$-
Fair value of warrant liability upon issuance	1,156,300
Loss on change in fair value of warrant liability	27,900
Extinguishment of warrant liability upon exercise of prefunded warrants	(1,184,200)
Balance at September 30, 2023	$-

Warrants Issued in Private Placement of 20% OID Promissory Notes

On August 11, 2023 (as described in Note 10), the Company entered into a securities purchase agreement in a private placement transaction with certain accredited investors, pursuant to which the Company issued five-year warrants for the purchase of an aggregate of 163,939 common shares an exercise price of $4.58 (subject to standard adjustments). Spartan acted as placement agent in connection with the securities purchase agreement and received warrants for the purchase of a number of common shares equal to eight percent (8%) of the number common shares issuable upon conversion of the notes and exercise of the warrants at an exercise price of $5.03 per share (subject to standard adjustments), resulting in the issuance of a warrant for 346,449 common shares. The warrant is exercisable at any time six months after the date of issuance and until the fifth anniversary thereof.

Accordingly, a portion of the proceeds were allocated to the warrants based on their relative fair value using the Black-Scholes option pricing model. The assumptions used in the model were as follows: (i) dividend yield of 0%; (ii) expected volatility of 153.1%; (iii) risk-free interest rate of 4.3%; (iv) expected life of 5 years; (v) estimated fair value of the common shares of $4.63 per share; (vi) exercise price ranging from $4.58 to $5.03. The fair value of the warrants was $2,171,600, resulting in the amount allocated to the warrants, based on their relative fair value of $909,377, which was recorded as additional paid-in capital.

Exercise Price Adjustments to Warrants

As a result of the issuance of common shares in settlement of series A senior convertible preferred shares accrued dividends on January 30, 2023, the exercise price of certain of the Company’s outstanding warrants was adjusted to $38.36 pursuant to certain antidilution provisions of such warrants (down round feature). As a result, the Company recognized a deemed dividend of $1,217,000, which was calculated using a Black-Scholes pricing model.

As a result of the issuance of common shares in settlement of series A senior convertible preferred shares accrued dividends on April 30, 2023, the exercise price of certain of the Company’s outstanding warrants was adjusted to $14.87 pursuant to certain antidilution provisions of such warrants (down round feature). As a result, the Company recognized a deemed dividend of $534,000, which was calculated using a Black-Scholes pricing model.

As a result of the issuance of common shares in the offering on July 7, 2023, the exercise price of certain of the Company’s outstanding warrants was adjusted to $5.00 pursuant to certain antidilution provisions of such warrants (down round feature). As a result, the Company recognized a deemed dividend of $19,000, which was calculated using a Black-Scholes pricing model.

As a result of the issuance of common shares in settlement of series A senior convertible preferred shares and series B senior convertible preferred shares accrued dividends on July 30, 2023, the exercise price of certain of the Company’s outstanding warrants was adjusted to $4.07 pursuant to certain antidilution provisions of such warrants (down round feature). As a result, the Company recognized a deemed dividend of approximately $3,000, which was calculated using a Black-Scholes pricing model.

As a result of the issuance of common shares upon the conversion of promissory notes on August 30, 2023, the exercise price of certain of the Company’s outstanding warrants was adjusted to $1.98 pursuant to certain antidilution provisions of such warrants (down round feature). As a result, the Company recognized a deemed dividend of $6,000, which was calculated using a Black-Scholes pricing model.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

Below is a table summarizing the changes in warrants outstanding during the nine months ended September 30, 2023:

	Warrants	Weighted- Average Exercise Price
Outstanding at December 31, 2022	122,779	$103.49
Granted	798,840	9.90
Exercised/settled	(379,194)	(4.47)
Outstanding at September 30, 2023	542,425	$8.49
Exercisable at September 30, 2023	526,110	$5.50

As of September 30, 2023, the outstanding warrants have a weighted average remaining contractual life of 4.74 years and a total intrinsic value of $0.

NOTE 13—EARNINGS (LOSS) PER SHARE

The computation of weighted average shares outstanding and the basic and diluted loss per common share attributable to common shareholders for the three and nine months ended September 30, 2023 and 2022 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss attributable to common shareholders	$(5,981,334)	$(13,440,062)	$(11,336,623)	$(14,801,040)
Weighted-average common shares outstanding – basic and diluted	1,987,394	130,281	809,417	84,367
Loss per common share attributable to common shareholders – basic and diluted	$(3.01)	$(103.16)	$(14.01)	$(175.44)

For the three and nine months ended September 30, 2023, there were 14,602,209 potential common share equivalents from warrants, convertible debt, and series A and B senior convertible preferred shares excluded from the diluted earnings per share calculations as their effect is anti-dilutive.

For the three and nine months ended September 30, 2022, there were 258,518 potential common share equivalents from warrants, convertible debt, and series A and B senior convertible preferred shares excluded from the diluted earnings per share calculations as their effect is anti-dilutive.

NOTE 14—DEFERRED INCOME TAXES

As of September 30, 2023, the Company has net operating loss carry forwards of approximately $5.9 million that may be available to reduce future years’ taxable income indefinitely. Future tax benefits which may arise as a result of these losses have not been recognized in these condensed consolidated financial statements, as their realization is determined not likely to occur. Accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. For the period ending September 30, 2023, the Company reflects a deferred tax liability in the amount of $0.6 million due to the future tax liability from an asset with an indefinite life known as a “naked credit.” The future tax liability from this indefinite lived asset can be offset by up to 80% of net operating loss carryforwards created after 2017. The remaining portion of the future tax liability from indefinite lived assets cannot be used to offset definite lived deferred tax assets.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

Deferred income taxes reflect the net tax effect of temporary differences between amounts recorded for financial reporting purposes and amounts used for tax purposes. The Company has a net cumulative long-term deferred tax liability of $584,000. The major components of the deferred tax assets and liabilities at September 30, 2023 and December 31, 2022 consisted of the following:

	September 30, 2023	December 31, 2022
Deferred tax assets
Inventory obsolescence	$289,000	$93,000
Reserves	86,000	-
Business interest limitations	2,750,000	1,707,000
Lease liabilities	533,000	650,000
Other	45,000	75,000
Loss carryforward	1,475,000	285,000
Valuation allowance	(2,698,000)	-
Total deferred tax asset	2,480,000	2,810,000

Deferred tax liabilities
Fixed assets	(430,000)	(418,000)
Right-of-use assets	(508,000)	(628,000)
Intangibles	(2,126,000)	(2,363,000)
Total deferred tax liability	(3,064,000)	(3,409,000)

Total deferred tax liability, net	$(584,000)	$(599,000)

NOTE 15—SUBSEQUENT EVENTS

On October 30, 2023, the Company issued 78,830 common shares as payment of dividends on the series A senior convertible preferred shares and series B senior convertible preferred shares.

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

Management Fees

On April 15, 2013, we and our manager entered into a management services agreement, pursuant to which we are required to pay our manager a quarterly management fee equal to 0.5% of our adjusted net assets for services performed (which we refer to as the parent management fee). The amount of the parent management fee with respect to any fiscal quarter is (i) reduced by the aggregate amount of any management fees received by our manager under any offsetting management services agreements with respect to such fiscal quarter, (ii) reduced (or increased) by the amount of any over-paid (or under-paid) parent management fees received by (or owed to) our manager as of the end of such fiscal quarter, and (iii) increased by the amount of any outstanding accrued and unpaid parent management fees. We did not expense any parent management fees for the three and nine months ended September 30, 2023 and 2022.

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

1847 Asien expensed management fees of $75,000 and $225,000 for the three and nine months ended September 30, 2023 and 2022, respectively.

1847 Cabinet expensed management fees of $125,000 and $375,000 for the three and nine months ended September 30, 2023 and 2022, respectively.

1847 Wolo expensed management fees of $75,000 and $225,000 for the three and nine months ended September 30, 2023 and 2022, respectively.

1847 ICU expensed management fees of $75,000 and $150,000 for the three and nine months ended September 30, 2023.

On a consolidated basis, our company expensed total management fees of $350,000 and $975,000 for the three and nine months ended September 30, 2023, respectively, compared to $275,000 and $825,000 for the three and nine months ended September 30, 2022, respectively.

Segments

The Financial Accounting Standards Board, or FASB, Accounting Standard Codification, or ASC 280, Segment Reporting, requires that an enterprise report selected information about reportable segments in its financial reports issued to its shareholders. As of September 30, 2023, we have four reportable segments – the retail and appliances segment, which is operated by Asien’s, the retail and eyewear segment, which is operated by ICU Eyewear, the construction segment, which is operated by Kyle’s, High Mountain and Innovative Cabinets, and the automotive supplies segment, which is operated by Wolo.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

The following table sets forth key components of our results of operations during the three months ended September 30, 2023 and 2022, both in dollars and as a percentage of our revenues.

	Three Months Ended September 30,
	2023		2022
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$18,777,921	100.0%	$14,472,361	100.0%
Operating expenses
Cost of revenues	10,737,174	57.2%	9,596,387	66.3%
Personnel	4,006,639	21.3%	3,365,592	23.3%
Depreciation and amortization	625,967	3.3%	516,414	3.6%
General and administrative	4,195,261	22.3%	2,505,571	17.3%
Total operating expenses	19,565,041	104.2%	15,983,964	110.4%
Loss from operations	(787,120)	(4.2)%	(1,511,603)	(10.4)%
Other income (expense)
Other income (expense)	(187,200)	(1.0)%	2,756	0.0%
Interest expense	(5,704,169)	(30.4)%	(1,875,757)	(13.0)%
Gain on disposal of property and equipment	18,026	0.1%	15,614	0.1%
Loss on extinguishment of debt	-	-	(2,039,815)	(14.1)%
Loss on change in fair value of warrant liability	(27,900)	(0.1)%	-	-
Gain on change in fair value of derivative liabilities	425,977	2.3%	-	-
Loss on write-down of contingent note payable	-	-	(158,817)	(1.1)%
Total other expense	(5,475,266)	(29.2)%	(4,056,019)	(28.0)%
Net loss before income taxes	(6,262,386)	(33.3)%	(5,567,622)	(38.5)%
Income tax benefit	403,314	2.1%	1,095,000	7.6%
Net loss	$(5,859,072)	(31.2)%	$(4,472,622)	(30.9)%

Revenues. Our total revenues were $18,777,921 for the three months ended September 30, 2023, as compared to $14,472,361 for the three months ended September 30, 2022.

The retail and appliances segment generates revenue through sales of home furnishings, including appliances and related products. Revenues from the retail and appliances segment decreased by $513,697, or 17.5%, to $2,421,008 for the three months ended September 30, 2023, from $2,934,705 for the three months ended September 30, 2022. The decline in revenues was primarily attributed to ongoing supply chain delays and decreased customer demand.

The retail and eyewear segment generates revenue through sales of eyewear products, including non-prescription reading glasses, sunglasses, blue light blocking eyewear, sun readers and outdoor specialty sunglasses. Revenues for the retail and eyewear segment were $4,243,254 for the three months ended September 30, 2023.

The construction segment generates revenue through the sale of finished carpentry products and services, including doors, door frames, base boards, crown molding, cabinetry, bathroom sinks and cabinets, bookcases, built-in closets, and fireplace mantles, among others, as well as kitchen countertops. Revenues from the construction segment increased by $1,182,633, or 11.8%, to $11,230,579 for the three months ended September 30, 2023, from $10,047,946 for the three months ended September 30, 2022. The increase in revenues was primarily attributed to an increase in new multi-family projects and an increase in the average customer contract value.

The automotive supplies segment generates revenue through the design and sale of horn and safety products (electric, air, truck, marine, motorcycle and industrial equipment), including vehicle emergency and safety warning lights for cars, trucks, industrial equipment and emergency vehicles. Revenues from the automotive supplies segment decreased by $606,630, or 40.7%, to $883,080 for the three months ended September 30, 2023, from $1,489,710 for the three months ended September 30, 2022. The decline in revenues was primarily attributed to ongoing supply chain delays with manufacturers and decreased customer demand.

Cost of revenues. Our total cost of revenues was $10,737,174 for the three months ended September 30, 2023, as compared to $9,596,387 for the three months ended September 30, 2022.

Cost of revenues for the retail and appliances segment consists of the cost of purchased merchandise plus the cost of delivering merchandise and where applicable installation, net of promotional rebates and other incentives received from vendors. Cost of revenues for the retail and appliances segment decreased by $207,941, or 9.5%, to $1,976,031 for the three months ended September 30, 2023, from $2,183,972 for the three months ended September 30, 2022. Such decrease was primarily attributed to the corresponding decrease in revenues, offset by increased product costs. As a percentage of retail and appliances revenues, cost of revenues for the retail and appliances segment was 81.6% and 74.4% for the three months ended September 30, 2023 and 2022, respectively.

Cost of revenues for the retail and eyewear segment consists of the costs of purchased finished goods plus freight and tariff costs. Cost of revenues for the retail and eyewear segment was $2,662,586, or 62.7% of retail and eyewear revenues, for the three months ended September 30, 2023.

Cost of revenues for the construction segment consists of finished goods, lumber, hardware and materials and plus direct labor and related costs, net of any material discounts from vendors. Cost of revenues for the construction segment decreased by $1,072,127, or 16.4%, to $5,472,716 for the three months ended September 30, 2023, from $6,544,843 for the three months ended September 30, 2022. Such decrease was primarily attributed to improved supply chain negotiations leading to better pricing and more efficient procurement processes, offset by the corresponding increase in revenues. As a percentage of construction revenues, cost of revenues for the construction segment was 48.7% and 65.1% for the three months ended September 30, 2023 and 2022, respectively.

Cost of revenues for the automotive supplies segment consists of the costs of purchased finished goods plus freight and tariff costs. Cost of revenues for the automotive supplies segment decreased by $241,731, or 27.9%, to $625,841 for the three months ended September 30, 2023, from $867,572 for the three months ended September 30, 2022. Such decrease was primarily attributed to the corresponding decrease in revenues, offset by increased product costs. As a percentage of automotive supplies revenues, cost of revenues for the automotive supplies segment was 70.9% and 58.2% for the three months ended September 30, 2023 and 2022, respectively.

Personnel costs. Personnel costs include employee salaries and bonuses plus related payroll taxes. It also includes health insurance premiums, 401(k) contributions, and training costs. Our total personnel costs were $4,006,639 for the three months ended September 30, 2023, as compared to $3,365,592 for the three months ended September 30, 2022.

Personnel costs for the retail and appliances segment decreased by $27,276, or 13.5%, to $175,167 for the three months ended September 30, 2023, from $202,443 for the three months ended September 30, 2022. Such decrease was primarily attributed to decreased employee headcount as a result of decreased revenues. As a percentage of retail and appliances revenue, personnel costs for the retail and appliances segment were 7.2% and 6.9% for the three months ended September 30, 2023 and 2022, respectively.

Personnel costs for the retail and eyewear segment was $751,485, or 17.7% of retail and eyewear revenues, for the three months ended September 30, 2023.

Personnel costs for the construction segment decreased by $207,514, or 9.0%, to $2,103,481 for the three months ended September 30, 2023, from $2,310,995 for the three months ended September 30, 2022. Such decrease was primarily attributed to the implementation of revised compensation policies aimed at enhancing cost efficiency. As a percentage of construction revenue, personnel costs for the construction segment were 18.7% and 23.0% for the three months ended September 30, 2023 and 2022, respectively.

Personnel costs for the automotive supplies segment decreased by $68,382, or 24.7%, to $209,016 for the three months ended September 30, 2023, from $277,398 for the three months ended September 30, 2022. Such decrease was primarily attributed to decreased employee headcount as a result of decreased revenues. As a percentage of automotive supplies revenue, personnel costs for the automotive supplies segment were 23.7% and 18.6% for the three months ended September 30, 2023 and 2022, respectively.

Personnel costs for the corporate services segment increased by $192,734, or 33.5%, to $767,490 for the three months ended September 30, 2023, from $574,756 for the three months ended September 30, 2022. Such increase was primarily attributed to accrued management bonuses and wages.

Depreciation and amortization. Our total depreciation and amortization expense increased by $109,553, or 21.2%, to $625,967 for the three months ended September 30, 2023, from $516,414 for the three months ended September 30, 2022.

General and administrative expenses. Our general and administrative expenses consist primarily of professional advisor fees, stock-based compensation, bad debts reserve, rent expense, advertising, bank fees, and other expenses incurred in connection with general operations. Our total general and administrative expenses were $4,195,261 for the three months ended September 30, 2023, as compared to $2,505,571 for the three months ended September 30, 2022.

General and administrative expenses for the retail and appliances segment decreased by $151,965, or 30.7%, to $342,754 for the three months ended September 30, 2023, from $494,719 for the three months ended September 30, 2022. Such decrease was primarily attributed to the decrease in revenues, offset by increased rent and office expenditures. As a percentage of retail and appliances revenue, general and administrative expenses for the retail and appliances segment were 13.7% and 16.9% for the three months ended September 30, 2023 and 2022, respectively.

General and administrative expenses for the retail and eyewear segment was $741,678, or 17.5% of retail and eyewear revenues, for the three months ended September 30, 2023.

General and administrative expenses for the construction segment increased by $294,115, or 24.0%, to $1,521,170 for the three months ended September 30, 2023, from $1,227,055 for the three months ended September 30, 2022. Such increase was primarily attributed to increased revenues, along with increases in rent and office expenditures, offset by decreased professional fees. As a percentage of construction revenue, general and administrative expenses for the construction segment were 13.5% and 12.2% for the three months ended September 30, 2023 and 2022, respectively.

General and administrative expenses for the automotive supplies segment decreased by $9,131, or 3.1%, to $287,230 for the three months ended September 30, 2023, from $296,361 for the three months ended September 30, 2022. Such decrease was primarily attributed to the decrease in revenues, offset by increased office expenditures. As a percentage of automotive supplies revenue, general and administrative expenses for the automotive supplies segment were 32.5% and 19.9% for the three months ended September 30, 2023 and 2022, respectively.

General and administrative expenses for the corporate services segment increased by $814,993, or 167.2%, to $1,302,429 for the three months ended September 30, 2023, from $487,436 for the three months ended September 30, 2022. Such increase was primarily attributed to the increased professional fees, insurance expenses, and board fees.

Total other income (expense). We had $5,475,266 in total other expense, net, for the three months ended September 30, 2023, as compared to other expense, net, of $4,056,019 for the three months ended September 30, 2022. Other expense, net, for the three months ended September 30, 2023, consisted of interest expense of $5,704,169, other expense of $187,200 and a loss on change in fair value of warrant liability of $27,900, offset by a gain on disposal of property and equipment of $18,026 and a gain on change in fair value of derivative liabilities of $425,977, while other expense, net, for the three months ended September 30, 2022, consisted of a loss on extinguishment of debt of $2,039,815, interest expense of $1,875,757 and a loss on write-down of contingent note payable of $158,817, offset by a gain on disposal of property and equipment of $15,614 and other income of $2,756. As noted above, our total interest expense increased by $3,828,412, or 204.1%, primarily due to a new revolving loan and promissory notes issued in 2023, as described in more detail below.

Income tax benefit. We had an income tax benefit of $403,314 and $1,095,000 for the three months ended September 30, 2023 and 2022, respectively.

Net loss. As a result of the cumulative effect of the factors described above, we had a net loss of $5,859,072 and $4,472,622 for the three months ended September 30, 2023 and 2022, respectively.

Comparison of the Nine Months Ended September 30, 2023 and 2022

The following table sets forth key components of our results of operations during the nine months ended September 30, 2023 and 2022, both in dollars and as a percentage of our revenues.

	Nine Months Ended September 30,
	2023		2022
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$53,572,198	100.0%	$39,437,482	100.0%
Operating expenses
Cost of revenues	32,774,377	61.2%	25,109,863	63.7%
Personnel	9,960,863	18.6%	7,159,442	18.2%
Depreciation and amortization	1,818,373	3.4%	1,526,759	3.9%
General and administrative	10,715,638	20.0%	6,737,782	17.1%
Total operating expenses	55,269,251	103.2%	40,533,846	102.8%
Loss from operations	(1,697,053)	(3.2)%	(1,096,364)	(2.8)%
Other income (expense)
Other income (expense)	(135,232)	(0.3)%	3,431	0.0%
Interest expense	(9,747,299)	(18.2)%	(3,714,623)	(9.4)%
Gain on disposal of property and equipment	18,026	0.0%	47,690	0.1%
Loss on extinguishment of debt	-	-	(2,039,815)	(5.2)%
Loss on change in fair value of warrant liability	(27,900)	(0.1)%	-	-
Gain on change in fair value of derivative liabilities	425,977	0.8%	-	-
Loss on write-down of contingent note payable	-	-	(158,817)	(0.4)%
Gain on bargain purchase	2,639,861	4.9%	-	-
Total other expense	(6,826,567)	(12.7)%	(5,862,134)	(14.9)%
Net loss before income taxes	(8,523,620)	(15.9)%	(6,958,498)	(17.6)%
Income tax benefit (expense)	(258,007)	(0.5)%	1,411,000	3.6%
Net loss	$(8,781,627)	(16.4)%	$(5,547,498)	(14.1)%

Revenues. Our total revenues were $53,572,198 for the nine months ended September 30, 2023, as compared to $39,437,482 for the nine months ended September 30, 2022.

Revenues from the retail and appliances segment decreased by $1,434,911, or 17.2%, to $6,887,589 for the nine months ended September 30, 2023, from $8,322,500 for the nine months ended September 30, 2022. The decline in revenues was primarily attributed to ongoing supply chain delays and decreased customer demand.

Revenues for the retail and eyewear segment were $11,530,027 for the period from February 9, 2023 (date of acquisition) to September 30, 2023.

Revenues from the construction segment increased by $5,646,972, or 21.7%, to $31,647,199 for the nine months ended September 30, 2023, from $26,000,227 for the nine months ended September 30, 2022. The increase in revenues was primarily attributed to an increase in new multi-family projects and an increase in the average customer contract value.

Revenues from the automotive supplies segment decreased by $1,607,372, or 31.4%, to $3,507,383 for the nine months ended September 30, 2023 from $5,114,755 for the nine months ended September 30, 2022. The decline in revenues was primarily attributed to ongoing supply chain delays with manufacturers and decreased customer demand.

Cost of revenues. Our total cost of revenues was $32,774,377 for the nine months ended September 30, 2023, as compared to $25,109,863 for the nine months ended September 30, 2022.

Cost of revenues for the retail and appliances segment decreased by $784,127, or 12.6%, to $5,461,866 for the nine months ended September 30, 2023, from $6,245,993 for the nine months ended September 30, 2022. Such decrease was primarily attributed to the corresponding decrease in revenues, offset by increased product costs. As a percentage of retail and appliances revenues, cost of revenues for the retail and appliances segment was 79.3% and 75.0% for the nine months ended September 30, 2023 and 2022, respectively.

Cost of revenues for the retail and eyewear segment was $7,102,908, or 61.6% of retail and eyewear revenues, for the period from February 9, 2023 (date of acquisition) to September 30, 2023.

Cost of revenues for the construction segment increased by $2,212,564, or 14.0%, to $18,048,394 for the nine months ended September 30, 2023, from $15,835,830 for the nine months ended September 30, 2022. Such increase was primarily attributed to the corresponding increase in revenues, offset by improved supply chain negotiations leading to better pricing and more efficient procurement processes. As a percentage of construction revenues, cost of revenues for the construction segment was 57.0% and 60.9% for the nine months ended September 30, 2023 and 2022, respectively.

Cost of revenues for the automotive supplies segment decreased by $866,831, or 28.6%, to $2,161,209 for the nine months ended September 30, 2023, from $3,028,040 for the nine months ended September 30, 2022. Such decrease was primarily attributed to the corresponding decrease in revenues, offset by increased product costs. As a percentage of automotive supplies revenues, cost of revenues for the automotive supplies segment was 61.6% and 59.2% for the nine months ended September 30, 2023 and 2022, respectively.

Personnel costs. Our total personnel costs were $9,960,863 for the nine months ended September 30, 2023, as compared to $7,159,442 for the nine months ended September 30, 2022.

Personnel costs for the retail and appliances segment decreased by $28,612, or 4.9%, to $558,461 for the nine months ended September 30, 2023, from $587,073 for the nine months ended September 30, 2022. Such decrease was primarily attributed to decreased employee headcount as a result of decreased revenues. As a percentage of retail and appliances revenue, personnel costs for the retail and appliances segment were 8.1% and 7.1% for the nine months ended September 30, 2023 and 2022, respectively.

Personnel costs for the retail and eyewear segment was $2,070,996, or 18.0% of retail and eyewear revenues, for the period from February 9, 2023 (date of acquisition) to September 30, 2023.

Personnel costs for the construction segment increased by $800,313, or 17.3%, to $5,420,532 for the nine months ended September 30, 2023, from $4,620,219 for the nine months ended September 30, 2022. Such increase was primarily attributed to increased employee headcount as a result of increased revenues, offset the implementation of revised compensation policies aimed at enhancing cost efficiency. As a percentage of construction revenue, personnel costs for the construction segment were 17.1% and 17.8% for the nine months ended September 30, 2023 and 2022, respectively.

Personnel costs for the automotive supplies segment decreased by $146,258, or 17.3%, to $701,145 for the nine months ended September 30, 2023, from $847,403 for the nine months ended September 30, 2022. Such decrease was primarily attributed to decreased employee headcount as a result of decreased revenues. As a percentage of automotive supplies revenue, personnel costs for the automotive supplies segment were 20.0% and 16.6% for the nine months ended September 30, 2023 and 2022, respectively.

Personnel costs for the corporate services segment increased by $104,982, or 9.5%, to $1,209,729 for the nine months ended September 30, 2023, from $1,104,747 for the nine months ended September 30, 2022. Such increase was primarily attributed to accrued management bonuses and wages.

Depreciation and amortization. Our total depreciation and amortization expense increased by $291,614, or 19.1%, to $1,818,373 for the nine months ended September 30, 2023, from $1,526,759 for the nine months ended September 30, 2022.

General and administrative expenses. Our total general and administrative expenses were $10,715,638 for the nine months ended September 30, 2023, as compared to $6,737,782 for the nine months ended September 30, 2022.

General and administrative expenses for the retail and appliances segment decreased by $357,062, or 24.1%, to $1,123,403 for the nine months ended September 30, 2023, from $1,480,465 for the nine months ended September 30, 2022. Such decrease was primarily attributed to the decrease in revenues, offset by increased rent and office expenditures. As a percentage of retail and appliances revenue, general and administrative expenses for the retail and appliances segment were 16.2% and 17.8% for the nine months ended September 30, 2023 and 2022, respectively.

General and administrative expenses for the retail and eyewear segment was $2,554,342, or 22.2% of retail and eyewear revenues, for the period from February 9, 2023 (date of acquisition) to September 30, 2023.

General and administrative expenses for the construction segment increased by $401,454, or 11.3%, to $3,958,394 for the nine months ended September 30, 2023, from $3,556,940 for the nine months ended September 30, 2022. Such increase was primarily attributed to increased revenues, along with increases in rent and office expenditures, offset by decreased professional fees. As a percentage of construction revenue, general and administrative expenses for the construction segment were 12.5% and 13.7% for the nine months ended September 30, 2023 and 2022, respectively.

General and administrative expenses for the automotive supplies segment decreased by $66,083, or 7.2%, to $855,287 for the nine months ended September 30, 2023, from $921,370 for the nine months ended September 30, 2022. Such decrease was primarily attributed to the decrease in revenues, offset by increased office expenditures. As a percentage of automotive supplies revenue, general and administrative expenses for the automotive supplies segment were 24.4% and 18.0% for the nine months ended September 30, 2023 and 2022, respectively.

General and administrative expenses for the corporate services segment increased by $1,445,205, or 185.5%, to $2,224,212 for the nine months ended September 30, 2023, from $779,007 for the nine months ended September 30, 2022. Such increase was primarily attributed to increased professional fees, insurance expenses, and board fees.

Total other income (expense). We had $6,826,567 in total other expense, net, for the nine months ended September 30, 2023, as compared to $5,862,134 for the nine months ended September 30, 2022. Other expense, net, for the nine months ended September 30, 2023, consisted of interest expense of $9,747,299, other expense of $135,232 and a loss on change in fair value of warrant liability of $27,900, offset by a gain on bargain purchase of $2,639,861, a gain on disposal of property and equipment of $18,026, and a gain on change in fair value of derivative liabilities of $425,977, while other expense, net, for the nine months ended September 30, 2022 consisted interest expense of $3,714,623, a loss on extinguishment of debt of $2,039,815 and a loss on write-down of contingent note payable of $158,817, offset by a gain on disposal of property of equipment of $47,690 and other income of $3,431. As noted above, our total interest expense increased by $6,032,676, or 162.4%, primarily due to a new revolving loan and promissory notes issued in 2023, as described in more detail below.

Income tax benefit (expense).  We had an income tax expense of $258,007 and an income tax benefit of $1,411,000 for the nine months ended September 30, 2023 and 2022, respectively.

Net loss. As a result of the cumulative effect of the factors described above, we had a net loss of $8,781,627 and $5,547,498 for the nine months ended September 30, 2023 and 2022, respectively.

Liquidity and Capital Resources

As of September 30, 2023, we had cash and cash equivalents of $2,056,751. For the nine months ended September 30, 2023, we incurred a loss from operations of $1,697,053, cash flows used in operations of $5,697,319 and working capital of $618,235. We have generated operating losses since inception and have relied on cash on hand, sales of securities, external bank lines of credit, and issuance of third-party and related party debt to support cashflow from operations, which creates substantial doubt about our ability to continue as a going concern for a period at least one year.

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

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the period indicated:

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(5,697,319)	$(3,977,286)
Net cash used in investing activities	(3,901,545)	(178,944)
Net cash provided by financing activities	10,576,260	4,357,196
Net change in cash and cash equivalents	977,396	200,966
Cash and cash equivalents at beginning of period	1,079,355	1,383,533
Cash and cash equivalents at end of period	$2,056,751	$1,584,499

Net cash used in operating activities was $5,697,319 for the nine months ended September 30, 2023, as compared to $3,977,286 for the nine months ended September 30, 2022. The increase in the net cash used in operating activities was primarily a result of the net loss during the period, gain on bargain purchase of $2,639,861 related to the acquisition of ICU Eyewear, and increased prepaid expenses.

Net cash used in investing activities was $3,901,545 for the nine months ended September 30, 2023, as compared to $178,944 for the nine months ended September 30, 2022. The increase in the net cash used in investing activities was primarily a result of the cash paid for the acquisition of ICU Eyewear.

Net cash provided by financing activities was $10,576,260 for the nine months ended September 30, 2023, as compared to $4,357,196 for the nine months ended September 30, 2022. The increase in the net cash provided by investing activities was primarily a result of the proceeds from the private placements and revolving loan described below, offset by decreased proceeds from public offerings.

Public Offering

On July 3, 2023, we entered into a securities purchase agreement with certain purchasers and a placement agency agreement with Spartan Capital Securities, LLC, or Spartan, pursuant to which we agreed to issue and sell to such purchasers an aggregate of 153,800 common shares and prefunded warrants for the purchase of 220,000 common shares at an offering price of $5.00 per common share and $4.75 per pre-funded warrant, pursuant to our effective registration statement on Form S-1 (File No. 333-272057). On July 7, 2023, the closing of this offering was completed. At the closing, the purchasers prepaid the exercise price of the prefunded warrants in full. Therefore, we received total gross proceeds of $1,869,000. Pursuant to the placement agency agreement, Spartan received a cash transaction fee equal to 8% of the aggregate gross proceeds and reimbursement of certain out-of-pocket expenses. After deducting these and other offering expenses, we received net proceeds of approximately $1,494,480. All of the purchasers exercised the prefunded warrants in full either at closing or shortly thereafter and we issued an aggregate of 220,000 common shares upon such exercise.

Registered Direct Offering

On July 14, 2023, we entered into a securities purchase agreement with certain purchasers and a placement agency agreement with Spartan, which were amended pursuant to an amendatory agreement, dated July 18, 2023, among our company, Spartan and such purchasers. Pursuant to the foregoing, on July 18, 2023, we issued and sold to such purchasers an aggregate of 160,000 common shares at a purchase price of $6.00 per share for total gross proceeds of $960,000, pursuant to our effective shelf registration statement on Form S-3 (File No. 333-269509). Spartan received a cash transaction fee equal to 8% of the aggregate gross proceeds and reimbursement of certain out-of-pocket expenses. After deducting these and other offering expenses, we received net proceeds of approximately $858,200.

Debt

Revolving Lines of Credit

On February 9, 2023, 1847 ICU and ICU Eyewear entered into a loan and security agreement with Industrial Funding Group, Inc. for a revolving loan of up to $5,000,000, which was evidenced by a secured promissory note in the principal amount of up to $5,000,000. On February 9, 2023, 1847 ICU received an advance of $2,063,182 under the note, of which $1,963,182 was used to repay certain debt of ICU Eyewear in connection with the agreement and plan of merger, with the remaining $100,000 used to pay lender fees. On February 11, 2023, the Industrial Funding Group, Inc. sold and assigned the loan and security agreement, the note and related loan documents to GemCap Solutions, LLC.

The note was to mature on February 9, 2025 with all advances bearing interest at an annual rate equal to the greater of (i) the sum of (a) the “Prime Rate” as reported in the “Money Rates” column of The Wall Street Journal, adjusted as and when such prime rate changes, plus (b) eight percent (8.00%), and (ii) fifteen percent (15.00%); provided that following and during the continuation of an event of default (as defined in the loan and security agreement), interest on the unpaid principal balance of the advances shall accrue at an annual rate equal to such rate plus three percent (3.00%). Interest accrued on the advances was payable monthly commencing on March 7, 2023. The note was secured by all of the assets of 1847 ICU and ICU Eyewear.

On September 11, 2023, GemCap Solutions, LLC sold and assigned the loan to AB Lending SPV I LLC d/b/a Mountain Ridge Capital. On the same date, 1847 ICU and ICU Eyewear entered into an amended and restated credit and security agreement with the AB Lending SPV I LLC d/b/a Mountain Ridge Capital for a revolving loan of up to $15,000,000, which loan may be drawn in advances. On the same date, we received an advance of $4,218,985, which was used to pay the amounts outstanding under the loan from GemCap Solutions, LLC, to pay certain closing fees and expenses in connection with the closing and for general working capital purposes.

The revolving loan matures on September 11, 2026 and bears interest at an annual rate equal to Term SOFR plus eight percent (8.00%) per annum or, if at any time the Term SOFR cannot be determined, then at the Base Rate plus seven percent (7.00%), but in any event at a rate no higher than that permitted under applicable law. “Term SOFR” means the secured overnight financing rate published by the Federal Reserve Bank of New York for a one-month period on the date that is two (2) business days prior to the first day of such one-month period and “Base Rate” means a rate per annum equal to the greatest of (i) the Federal Funds Rate in effect on such day plus 1.00%, (ii) the Prime Rate in effect on such day, and (iii) Term SOFR for a one-month tenor plus 1.00%. However, following and during the continuation of an event of default (as defined in the amended and restated credit and security agreement), interest shall accrue at a default rate equal to such above rate plus two percent (2.00%) per annum. Interest accrued on the advances shall be payable monthly on the first day of each month commencing on October 1, 2023. We may voluntarily prepay the entire unpaid principal amount of the advances prior to the maturity date, but must pay a prepayment fee determined as follows: (i) a fee of three percent (3.00%) if the prepayment is made on or before September 11, 2024, (ii) a fee of two percent (2.00%) if the prepayment is made between September 12, 2024 and September 11, 2025, or (iii) a fee of one percent (1.00%) if the prepayment is made between September 12, 2025 and September 11, 2026.

The amended and restated credit and security agreement contains customary affirmative and negative financial and other covenants and events of default for a loan of this type. The loan is secured by a first priority security interest in all of the assets of 1847 ICU and ICU Eyewear and is guaranteed by our company pursuant to a limited guaranty. Our company may satisfy its obligations under the limited guaranty by paying such amounts in cash, or by issuing to the lender a number of common shares equal to the sum needed to satisfy the obligations under the limited guaranty in full divided by a price equal to the lesser of $4.575 or the closing price of the common shares on the day prior to such issuance; provided that if such issuance would violate Section 7.13 of the NYSE American Company Guide, which restricts the issuance of shares equal to 20% or more of the outstanding common shares for less than the greater of book or market value, then we must obtain shareholder approval of such issuance.

The outstanding principal balance of the revolving loan at September 30, 2023 is $3,311,558, net of debt discounts of $746,825, and an accrued interest balance of $37,141.

Private Placements of Promissory Notes and Warrants

On February 3, 2023, we entered into securities purchase agreements with two accredited investors, Mast Hill Fund, L.P., or Mast Hill, and Leonite Fund I, LP, or Leonite, pursuant to which we issued to such investors (i) promissory notes in the aggregate principal amount of $604,000 and (ii) five-year warrants for the purchase of an aggregate of 5,034 common shares at an exercise price of $105.00 per share (subject to adjustment) for total cash proceeds of $540,000. As additional consideration, we issued an aggregate of 5,034 common shares to the investors as a commitment fee. Additionally, we issued a five-year warrant to J.H. Darbie & Co (the broker) for the purchase of 36 common shares at an exercise price of $131.25 (subject to adjustment).

On February 9, 2023, we entered into securities purchase agreements with two accredited investors, Mast Hill and Leonite, pursuant to which we issued to such investors (i) promissory notes in the aggregate principal amount of $2,557,575 and (ii) five-year warrants for the purchase of an aggregate of 21,314 common shares at an exercise price of $105.00 per share (subject to adjustment) for total cash proceeds of $2,271,818. As additional consideration, we issued 11,591 common shares to Mast Hill and issued to Leonite a five-year warrant for the purchase of 9,723 common shares at an exercise price of $0.25 per share (subject to adjustment), which were issued as a commitment fee. Additionally, we issued a five-year warrant to J.H. Darbie & Co (the broker) for the purchase of 477 common shares at an exercise price of $131.25 (subject to adjustment).

On February 22, 2023, we entered into securities purchase agreement with one accredited investor, Mast Hill, pursuant to which we issued to such investor (i) a promissory note in the principal amount of $878,000 and (ii) five-year warrants for the purchase of an aggregate of 7,317 common shares at an exercise price of $105.00 per share (subject to adjustment) for total cash proceeds of $737,700. As additional consideration, we issued a five-year warrant for the purchase of 7,934 common shares at an exercise price of $0.25 per share (subject to adjustment) to the investor as a commitment fee. Additionally, we issued a five-year warrant to J.H. Darbie & Co (the broker) for the purchase of 302 common shares at an exercise price of $131.25 (subject to adjustment).

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

The notes become convertible into common shares at the option of the holders at any time on or following the date that an event of default (as defined in the notes) occurs under the notes at a conversion price equal the lower of (i) $105.00 (subject to adjustments) and (ii) 80% of the lowest volume weighted average price of the common shares on any trading day during the five (5) trading days prior to the conversion date; provided that such conversion price shall not be less than $0.75 (subject to adjustments).

We evaluated the embedded features within these promissory notes in accordance with ASC 480 and ASC 815. We determined that the embedded features, specifically (i) the default penalty of 15% on outstanding principal and accrued interest, and (ii) the conversion option into common shares at the lower of $105.00 or 80% of the lowest VWAP in the five days preceding conversion, subject to a $0.75 floor price, constitute derivative liabilities. These features, arising from default provisions not within our control, including the contingent interest feature and the contingent conversion (deemed redemption) feature, meet the definition of a derivative and do not qualify for derivative accounting exemptions. Consequently, these embedded features are bifurcated from the debt host and recognized as a single derivative liability.

The initial fair value of the derivative liabilities was determined using a Monte Carlo Simulation valuation model, considering various potential outcomes and scenarios. The model used the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 160.45%; (iii) risk-free interest rate of 4.68%; (iv) maximum term of one year; (v) estimated fair value of the common shares of $48.25 per share; and (vi) various probability assumptions. Subsequent changes in fair value are recognized in the statement of operations each reporting period. The issuance costs for the promissory notes, along with the allocated fair values of both the warrants and the bifurcated embedded derivative liability, have been collectively treated as a debt discount. This discount is being amortized to interest expense over the term of the promissory notes using the effective interest method.

On August 4, 2023, we received notices from Mast Hill and Leonite that an event of default had occurred under the notes issued on February 3, 2023 for failure to make certain payments when due. Mast Hill and Leonite agreed in writing that they would not require any payments in cash for the over-due amounts or accelerate the payments due under the notes for a period of 60 days. Since an event of default occurred, Mast Hill and Leonite have the right to convert the notes, including the over-due amounts, penalties and fees, into common shares at their election. On August 4, 2023, Mast Hill converted its note in full into 22,141 common shares, which conversion amount included $91,174 of principal, interest and certain penalties and fees. In August 2023, Leonite converted its note in full into 191,916 common shares, which conversion amount included $730,814 of principal, interest and certain penalties and fees.

On August 9, 2023, we received notices from Mast Hill and Leonite that an event of default had occurred under the notes issued on February 9, 2023 for failure to make certain payments when due. Mast Hill and Leonite agreed in writing that they would not require any payments in cash for the over-due amounts or accelerate the payments due under the notes for a period of 60 days. Since an event of default occurred, Mast Hill and Leonite have the right to convert the notes, including the over-due amounts, penalties and fees, into common shares at their election. In August 2023, Mast Hill converted a portion of its note into 402,762 common shares, which conversion amount included $1,002,556 of principal, interest and certain penalties and fees. In August 2023, Leonite converted a portion of its note into 580,000 common shares, which conversion amount included $1,305,432 of principal, interest and certain penalties and fees.

On August 31, 2023, our company, Mast Hill and Leonite entered into amendments to the notes issued on February 9, 2023 and February 22, 2023, pursuant to which the parties agreed to extend the maturity date of these remaining notes to August 31, 2024 and we agreed to make monthly payments commencing on September 30, 2023, as further described in the amendments. Mast Hill and Leonite also agreed not to convert any portion of the remaining notes as long as we make these payments when due. As consideration for Mast Hill and Leonite’s entry into the amendments, we agreed to pay Mast Hill and Leonite an amendment fee equal to 10% of the principal amounts of the remaining notes.

The outstanding principal balance of these notes at September 30, 2023 is $1,447,427 and an accrued interest balance of $168,487.

Private Placement of 20% OID Notes and Warrants

On August 11, 2023, we entered into a securities purchase agreement in a private placement transaction with certain accredited investors, pursuant to which we issued and sold to the investors 20% OID subordinated promissory notes in the aggregate principal amount of $3,125,000 and warrants for the purchase of an aggregate of 163,939 common shares for total cash proceeds of $2,218,000.

The notes are due and payable on February 11, 2024. We may voluntarily prepay the notes in full at any time. In addition, if we consummate any equity or equity-linked or debt securities issuance, or enter into a loan agreement or other financing, other than certain excluded debt (as defined in the notes), then we must prepay the notes in full. The notes are unsecured and have priority over all other unsecured indebtedness of our company, except for certain senior indebtedness (as defined in the notes). The notes contain customary affirmative and negative covenants and events of default for a loan of this type.

The warrants are exercisable for a period five (5) years at an exercise price of $4.58 (subject to standard adjustments for share splits, share combinations, share dividends, reclassifications, mergers, consolidations, reorganizations and similar transactions) and may be exercised on a cashless basis if at the time of exercise there is no effective registration statement registering, or the prospectus contained therein is not available for, the issuance of common shares upon exercise thereof.

Spartan acted as placement agent in connection with the securities purchase agreement and received (i) a cash transaction fee equal to 6% of the aggregate gross proceeds, (ii) a non-accountable and non-reimbursable due diligence and expense fee equal to 1% of the aggregate gross proceeds and (iii) a warrant for the purchase of a number of common shares equal to eight percent (8%) of the number common shares issuable upon conversion of the notes and exercise of the warrants at an exercise price of $5.03 per share (subject to adjustment), resulting in the issuance of a warrant for 346,449 common shares. The warrant is exercisable at any time six months after the date of issuance and until the fifth anniversary thereof.

Subject to equityholder approval (as defined in the securities purchase agreement), the notes are convertible into common shares at the option of the holders at any time on or following the date that an event of default (as defined in the notes) occurs at a conversion price equal to 90% of the lowest volume weighted average price of our common shares on any trading day during the five (5) trading days prior to the conversion date; provided that such conversion price shall not be less than $0.75 (subject to adjustments). The conversion price of the notes is subject to standard adjustments, including a price-based adjustment in the event that we issue any common shares or other securities convertible into or exercisable for common shares at an effective price per share that is lower than the conversion price, subject to certain exceptions.

We evaluated the embedded features within these promissory notes in accordance with ASC 480 and ASC 815. We determined that the embedded features, specifically (i) the default penalty of 40% on outstanding principal, and (ii) the conversion option into common shares at 90% of the lowest VWAP in the five days preceding conversion, subject to a $0.75 floor price, constitute derivative liabilities. These features, arising from default provisions not within our control, including the contingent interest feature and the contingent conversion (deemed redemption) feature, meet the definition of a derivative and do not qualify for derivative accounting exemptions. Consequently, these embedded features are bifurcated from the debt host and recognized as a single derivative liability.

The initial fair value of the derivative liabilities was determined using a Monte Carlo Simulation valuation model, considering various potential outcomes and scenarios. The model used the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 145.37%; (iii) risk-free interest rate of 5.37%; (iv) maximum term of one year; (v) estimated fair value of the common shares of $4.63 per share; and (vi) various probability assumptions. Subsequent changes in fair value are recognized in the statement of operations each reporting period. The issuance costs for the promissory notes, along with the allocated fair values of both the warrants and the bifurcated embedded derivative liability, have been collectively treated as a debt discount. This discount is being amortized to interest expense over the term of the promissory notes using the effective interest method.

The outstanding principal balance of these notes at September 30, 2023 is $126, net of debt discounts of $3,124,874.

Purchase and Sale of Future Revenues Agreement

On March 31, 2023, we and 1847 Cabinet entered into a non-recourse funding agreement with a third-party for the sale of future revenues totaling $1,965,000 for net cash proceeds of $1,410,000. We are required to make weekly ACH payments in the amount of $39,300. The agreement also allows for the third-party to file UCCs securing their interest in the receivables and includes customary events of default.

We recorded a debt discount of $555,000, which will be amortized under the effective interest method. We are utilizing the prospective method to account for subsequent changes in the estimated future payments, whereby if there is a change in the estimated future cash flows, a new effective interest rate is determined based on the revised estimate of remaining cash flows. The outstanding balance at September 30, 2023 is $797,487, net of debt discounts of $145,713, and the effective interest rate was 72.4%.

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

The outstanding balance of this note at September 30, 2023 is $500,000 and an accrued interest balance of $19,416.

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

The holders of the notes may, in their sole discretion, elect to convert any outstanding and unpaid principal portion of the notes, and any accrued but unpaid interest on such portion, into our common shares at a conversion price equal to $1.979 (subject to standard adjustments, including a full ratchet antidilution adjustment); provided that the notes contain certain beneficial ownership limitations.

The note purchase agreement and the notes contain customary representations, warranties, affirmative and negative financial and other covenants and events of default for loans of this type. The notes are guaranteed by each subsidiary and are secured by a first priority security interest in all of our assets.

The outstanding principal balance of the convertible notes at September 30, 2023 is $22,894,397, net of debt discounts of $1,965,603, and an accrued interest balance of $1,043,310.

6% Subordinated Convertible Promissory Notes

On October 8, 2021, 1847 Cabinet issued 6% subordinated convertible promissory notes in the aggregate principal amount of $5,880,345 to Steven J. Parkey and Jose D. Garcia-Rendon, the sellers of High Mountain and Innovative Cabinets. On July 26, 2022, we and 1847 Cabinet entered into a conversion agreement with Steven J. Parkey and Jose D. Garcia-Rendon, pursuant to which they agreed to convert an aggregate of $3,360,000 of the notes into an aggregate of 32,000 common shares at a conversion price of $105 per share. As a result, we recognized a loss on extinguishment of debt of $1,280,000.

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

The outstanding principal balance of these notes at September 30, 2023 is $2,351,224, net of debt discounts of $169,122, and an accrued interest balance of $496,104.

6% Amortizing Promissory Note

On July 29, 2020, 1847 Asien entered into a securities purchase agreement with Joerg Christian Wilhelmsen and Susan Kay Wilhelmsen, as trustees of the Wilhelmsen Family Trust, U/D/T Dated May 1, 1992, pursuant to which 1847 Asien issued a two-year 6% amortizing promissory note in the aggregate principal amount of $1,037,500. The note was subsequently amended on multiple occasions. Pursuant to the latest amendment, the parties agreed to extend the maturity date of the note to July 30, 2023. The note is unsecured and contains customary events of default. This note is currently in default.

The outstanding principal balance of this note at September 30, 2023 is $465,805 and an accrued interest balance of $241,011.

Related Party Promissory Note

On September 30, 2020, a portion of the purchase price for the acquisition of Kyle’s was paid by the issuance of a promissory note by 1847 Cabinet to Stephen Mallatt, Jr. and Rita Mallatt in the principal amount of $1,260,000. Payment of the principal and accrued interest on the note was subject to vesting. On July 26, 2022, we and 1847 Cabinet entered into a conversion agreement with Stephen Mallatt, Jr. and Rita Mallatt, pursuant to which they agreed to convert $797,221 of the vesting note into 7,593 common shares at a conversion price of $105 per share. As a result, we recognized a loss on extinguishment of debt of $303,706. The note was subsequently amended on multiple occasions. Pursuant to the latest amendment, the parties agreed to extend the maturity date of the note to July 30, 2023. This note is currently in default.

The outstanding principal balance of this note at September 30, 2023 is $362,779 and an accrued interest balance of 222,928.

Financing Leases

On February 14, 2019, High Mountain entered into an equipment financing lease to purchase equipment for $24,337, which matures in January 2024. The balance payable was $1,862 as of September 30, 2023.

On April 10, 2019, High Mountain entered into an equipment financing lease to purchase equipment for $67,577, which matures in April 2024. The balance payable was $9,114 as of September 30, 2023.

On June 2, 2020, High Mountain entered into an equipment financing lease to purchase equipment for $9,240, which matures in May 2024. The balance payable was $1,644 as of September 30, 2023.

On May 6, 2021, Kyle’s entered into an equipment financing lease to purchase equipment for $276,896, which matures in December 2027. The balance payable was $198,375 as of September 30, 2023.

On October 12, 2021, Kyle’s entered into an equipment financing lease to purchase equipment for $245,376, which matures in December 2027. The balance payable was $ 176,346 as of September 30, 2023.

On March 28, 2022, Kyle’s entered into an equipment financing lease to purchase machinery and equipment for $316,798, which matures in January 2028. The balance payable was $238,881 as of September 30, 2023.

On April 11, 2022, Kyle’s entered into an equipment financing lease to purchase machinery and equipment for $11,706, which matures in June 2027. The balance payable was $8,705 as of September 30, 2023.

On July 13, 2022, Kyle’s entered into an equipment financing lease to purchase machinery and equipment for $240,260, which matures in June 2028. The balance payable was $196,643 as of September 30, 2023.

Vehicle Loans

Asien’s has entered into five retail installment sale contracts pursuant to which it agreed to finance its delivery trucks at rates ranging from 3.74% to 8.72% with an aggregate remaining principal amount of $71,903 as of September 30, 2023.

Kyle’s has entered into two retail installment sale contracts pursuant to which it agreed to finance its delivery trucks at rates ranging from 5.90% to 6.54% with an aggregate remaining principal amount of $40,394 as of September 30, 2023.

High Mountain has entered into eleven retail installment sale contracts pursuant to which it agreed to finance delivery trucks and equipment at rates ranging from 3.74% to 9.94% with an aggregate remaining principal amount of $295,105 as of September 30, 2023.

Innovative Cabinets has entered into two retail installment sale contracts pursuant to which it agreed to finance delivery trucks and equipment at rates of 3.74% with an aggregate remaining principal amount of $10,087 as of September 30, 2023.

Total Debt

The following table shows aggregate figures for the total debt, described above that is coming due in the short and long term as of September 30, 2023. See the above disclosures for more details regarding these loans.

	Short-Term	Long-Term	Total Debt
Notes Payable
Vehicle loans	$113,991	$303,498	$417,489
6% Amortizing promissory note	465,805	-	465,805
6% Subordinated promissory note	500,000	-	500,000
Purchase and sale of future revenues loan	943,200	-	943,200
20% OID subordinated promissory notes	3,125,000	-	3,125,000
Total notes payable	5,147,996	303,498	5,451,494
Less: debt discounts on notes payable	(3,270,587)	-	(3,270,587)
Total notes payable, net	1,877,409	303,498	2,180,907

Related Party Notes Payable
Related party promissory note	362,779	-	362,779

Convertible Notes Payable
Secured convertible promissory notes	-	24,860,000	24,860,000
6% subordinated convertible promissory notes	-	2,520,346	2,520,346
Promissory notes issued in private placements	1,447,427	-	1,447,427
Total convertible notes payable	1,447,427	27,380,346	28,827,773
Less: debt discounts on convertible notes payable	-	(2,134,725)	(2,134,725)
Total convertible notes payable, net	1,447,427	25,245,621	26,693,048

Revolving Line of Credit
Revolving loan	-	4,058,383	4,058,383
Less: debt discounts on revolving line of credit	-	(746,825)	(746,825)
Total revolving line of credit, net	-	3,311,558	3,311,558

Finance Leases
Financing leases	182,384	649,186	831,570

Total debt	$7,140,586	$32,391,413	$39,531,999
Less: debt discounts	(3,270,587)	(2,881,550)	(6,152,137)
Total debt, net	$3,869,999	$29,509,863	$33,379,862

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2023. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which we are still in the process of remediating as of September 30, 2023, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for the description of these weaknesses.

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

During its evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2023, our management identified the following material weaknesses:

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

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, our management has identified the steps necessary to address the material weaknesses, and in the third quarter of 2023, we continued to implement the following remedial procedures:

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

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during the third quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the three months ended September 30, 2023 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

We did not repurchase any of our common shares during the three months ended September 30, 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description of Exhibit
3.1	Certificate of Formation of 1847 Holdings LLC (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed on February 7, 2014)
3.2	Second Amended and Restated Operating Agreement of 1847 Holdings LLC, dated January 19, 2018 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 22, 2018)
3.3	Amendment No. 1 to Second Amended and Restated Operating Agreement of 1847 Holdings LLC, dated August 5, 2021 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 11, 2021)
3.4	Amendment No. 2 to Second Amended and Restated Operating Agreement of 1847 Holdings LLC, dated October 16, 2023 (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed on October 16, 2023)
4.1	Amended and Restated Share Designation of Series A Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on April 1, 2021)
4.2	Amendment No. 1 to Amended and Restated Share Designation of Series A Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on October 5, 2021)
4.3	Share Designation of Series B Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 2, 2022)
4.4	Warrant Agency Agreement, dated August 11, 2023, between 1847 Holdings LLC and VStock Transfer, LLC and Form of Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 14, 2023)
4.5	Common Share Purchase Warrant issued by 1847 Holdings LLC to Spartan Capital Securities, LLC on August 11, 2023 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on August 14, 2023)
4.6	Common Share Purchase Warrant issued by 1847 Holdings LLC to J.H. Darbie & Co., Inc. on February 22, 2023 (incorporated by reference to Exhibit 4.6 to Amendment No. 1 to Registration Statement on Form S-3 filed on April 28, 2023)

4.7	Common Share Purchase Warrant issued by 1847 Holdings LLC to J.H. Darbie & Co., Inc. on February 9, 2023 (incorporated by reference to Exhibit 4.10 to Amendment No. 1 to Registration Statement on Form S-3 filed on April 28, 2023)
4.8	Common Share Purchase Warrant issued by 1847 Holdings LLC to J.H. Darbie & Co., Inc. on February 3, 2023 (incorporated by reference to Exhibit 4.13 to Amendment No. 1 to Registration Statement on Form S-3 filed on April 28, 2023)
4.9	Warrant Agent Agreement, dated January 3, 2023, between 1847 Holdings LLC and VStock Transfer, LLC and form of Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on January 9, 2023)
4.10	Common Share Purchase Warrant issued to Craft Capital Management LLC on August 5, 2022 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 8, 2022)
4.11	Common Share Purchase Warrant issued to R.F. Lafferty & Co. Inc. on August 5, 2022 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on August 8, 2022)
4.12	Warrant for Common Shares issued by 1847 Holdings LLC to J.H. Darbie & Co., Inc. on July 8, 2022 (incorporated by reference to Exhibit 4.18 to the Registration Statement on Form S-3 filed on February 1, 2023)
4.13	Warrant for Common Shares issued by 1847 Holdings LLC to Leonite Capital LLC on October 8, 2021 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on October 13, 2021)
10.1	Amended and Restated Credit and Security Agreement, dated September 11, 2023, among AB Lending SPV I, LLC, d/b/a Mountain Ridge Capital, ICU Eyewear, Inc., ICU Eyewear Holdings, Inc. and 1847 ICU Holdings Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 14, 2023)
10.2	Limited Guaranty Agreement, dated September 11, 2023, by 1847 Holdings LLC in favor of AB Lending SPV I, LLC, d/b/a Mountain Ridge Capital (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on September 14, 2023)
10.3	Pledge Agreement, dated September 11, 2023, by 1847 ICU Holdings Inc. in favor of AB Lending SPV I, LLC, d/b/a Mountain Ridge Capital (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on September 14, 2023)
10.4	Pledge Agreement, dated September 11, 2023, by ICU Eyewear Holdings, Inc. in favor of AB Lending SPV I, LLC, d/b/a Mountain Ridge Capital (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on September 14, 2023)
10.5	Trademark Security Agreement, dated September 11, 2023, by 1847 ICU Holdings Inc., ICU Eyewear Holdings, Inc., and ICU Eyewear, Inc., in favor of AB Lending SPV I, LLC, d/b/a Mountain Ridge Capital (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on September 14, 2023)
10.6	Form of Securities Purchase Agreement, dated August 11, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 14, 2023)
10.7	Form of Registration Rights Agreement, dated August 11, 2023 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 14, 2023)
10.8	Form of 20% OID Subordinated Promissory Note, dated August 11, 2023 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on August 14, 2023)
10.9	Placement Agency Agreement, dated August 11, 2023, between 1847 Holdings LLC and Spartan Capital Securities, LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on August 14, 2023)

10.10	Letter Agreement, dated August 4, 2023, between Mast Hill Fund, L.P. and 1847 Holdings LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on August 10, 2023)
10.11	Letter Agreement, dated August 4, 2023, between Leonite Fund I, LP and 1847 Holdings LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on August 10, 2023)
10.12	Letter Agreement, dated August 9, 2023, between Mast Hill Fund, L.P. and 1847 Holdings LLC (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on August 10, 2023)
10.13	Letter Agreement, dated August 9, 2023, between Leonite Fund I, LP and 1847 Holdings LLC (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on August 10, 2023)
10.14	Letter Agreement, dated August 10, 2023, between Mast Hill Fund, L.P and 1847 Holdings LLC (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on August 10, 2023)
10.15	Form of Securities Purchase Agreement, dated July 14, 2023, among 1847 Holdings LLC and the Purchasers signatory thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 20, 2023)
10.16	Form of Amendatory Agreement, dated July 18, 2023, among 1847 Holdings LLC, Spartan Capital Securities, LLC and the Purchasers signatory thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 20, 2023)
10.17	Form of Securities Purchase Agreement, dated July 3, 2023, among 1847 Holdings LLC and the Purchasers signatory thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 10, 2023)
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2023	1847 HOLDINGS LLC

/s/ Ellery W. Roberts
Name: Ellery W. Roberts
Title: Chief Executive Officer
(Principal Executive Officer)

/s/ Vernice L. Howard
Name: Vernice L. Howard
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)