Form 10-K
period 2023-12-31
1847 Holdings LLC
filed 2024-04-25
CIK 1599407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

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

As of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common shares held by non-affiliates (based upon the closing price of such shares as reported on NYSE American) was approximately $3.1 million. Shares held by each executive officer and director and by each person who owns 10% or more of the outstanding common shares have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 24, 2024, there were a total of 5,292,851 common shares of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2024 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The registrant’s definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

1847 Holdings LLC

Annual Report on Form 10-K

Year Ended December 31, 2023

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

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to us. All statements other than statements of historical facts are forward-looking statements. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	our ability to effectively integrate and operate the businesses that we acquire;

●	our ability to successfully identify and acquire additional businesses;

●	our organizational structure, which may limit our ability to meet our dividend and distribution policy;

●	our ability to service and comply with the terms of indebtedness;

●	our cash flow available for distribution and our ability to make distributions to our common shareholders;

●	our ability to pay the management fee, profit allocation and put price to our manager when due;

●	labor disputes, strikes or other employee disputes or grievances;

●	the regulatory environment in which our businesses operate under;

●	trends in the industries in which our businesses operate;

●	the competitive environment in which our businesses operate;

●	changes in general economic or business conditions or economic or demographic trends in the United States including changes in interest rates and inflation;

●	our and our manager’s ability to retain or replace qualified employees of our businesses and our manager;

●	casualties, condemnation or catastrophic failures with respect to any of our business’ facilities;

●	costs and effects of legal and administrative proceedings, settlements, investigations and claims; and

●	extraordinary or force majeure events affecting the business or operations of our businesses;

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

On February 9, 2023, our subsidiary 1847 ICU Holdings Inc., or 1847 ICU, acquired ICU Eyewear Holdings, Inc., a California corporation, and its subsidiary ICU Eyewear, Inc., a California corporation, which we collectively refer to as ICU Eyewear. Headquartered in Hollister, California and founded in 1956, ICU Eyewear specializes in the sale and distribution of reading eyewear and sunglasses, blue light blocking eyewear, sun readers, and other outdoor specialty sunglasses, as well as select health and personal care items, including face masks.

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

Our Market Opportunity

We acquire and manage small businesses, which we characterize as those that have an enterprise value of less than $50 million. We believe that the merger and acquisition market for small businesses is highly fragmented and provides significant opportunities to purchase businesses at attractive prices. For example, according to GF Data, in 2022 platform acquisitions with enterprise values greater than $50.0 million commanded valuation premiums 30% higher than platform acquisitions with enterprise values less than $50.0 million (8.6x to 9.3x trailing twelve month adjusted EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) versus 6.5x to 7.1x trailing twelve month adjusted EBITDA, respectively).

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

There are several risks associated with our acquisition strategy, including the following risks, which are described more fully in Item 1A “Risk Factors”—Risks Related to Our Business and Structure”:

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

Employees

As of December 31, 2023, our company had six employees (excluding our operating subsidiaries described below).

Available Information

We maintain a website at www.1847holdings.com. The information on our website is not incorporated by reference in this report. We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the Securities and Exchange Commission, or the SEC, in accordance with the Securities Exchange Act of 1934, as amended, or the Exchange Act. These include our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. In addition, we routinely post on the “Investors” page of our website news releases, announcements and other statements about our business and results of operations, some of which may contain information that may be deemed material to investors. Therefore, we encourage investors to monitor the “Investors” page of our website and review the information we post on that page.

The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

Our company is classified as a partnership for U.S. federal income tax purposes. Under the partnership income tax provisions, our company is not expected to incur any U.S. federal income tax liability; rather, each of our shareholders will be required to take into account his or her allocable share of company income, gain, loss, deduction and credit. As a holder of our shares, you may not receive cash distributions sufficient in amount to cover taxes in respect of your allocable share of our net taxable income. We will file a partnership return with the IRS and will issue you with tax information, including a Schedule K-1, setting forth your allocable share of our income, gain, loss, deduction, credit and other items. The U.S. federal income tax rules that apply to partnerships are complex, and complying with the reporting requirements may require significant time and expense. See “Material U.S. Federal Income Tax Considerations” included in our prospectus, dated February 9, 2024 and filed with the SEC on February 14, 2024 for more information.

We currently have four classes of limited liability company interests - the common shares, the series A senior convertible preferred shares, the series B senior convertible preferred shares and the allocation shares. All of our allocation shares have been and will continue to be held by our manager.

On May 28, 2020, our newly formed wholly-owned subsidiary 1847 Asien acquired all of the issued and outstanding capital stock of Asien’s for an aggregate purchase price of $1,918,000 consisting of: (i) $233,000 in cash; (ii) the issuance of an amortizing promissory note in the principal amount of $200,000; (iii) the issuance of a demand promissory note in the principal amount of $655,000; and (iv) 1,038 common shares of our company, having a mutually agreed upon value of $830,000 and a fair value of $1,037,500, which could be repurchased by 1847 Asien for a period of one year following the closing at a purchase price of $250 per share. The shares were repurchased by 1847 Asien on July 29, 2020. As a result of this transaction, we own 95% of 1847 Asien, with the remaining 5% held by a third party, and 1847 Asien owns 100% of Asien’s. 1847 Asien was formed in the State of Delaware on March 24, 2020 and Asien’s was formed in the State of California on February 6, 2004.

On September 30, 2020, our newly formed wholly-owned subsidiary 1847 Cabinet acquired all of the issued and outstanding capital stock of Kyle’s for an aggregate purchase price of up to $6,839,792, consisting of (i) $4,389,792 in cash, (ii) an 8% contingent subordinated note in the aggregate principal amount of up to $1,260,000, and (iii) 1,750 common shares of our company, having a mutually agreed upon value of $1,400,000 and a fair value of $3,675,000. As a result of this transaction, we own 92.5% of 1847 Cabinet, with the remaining 7.5% held by a third party, and 1847 Cabinet owns 100% of Kyle’s. 1847 Cabinet was formed in the State of Delaware on August 21, 2020 and Kyle’s was formed in the State of Idaho on May 7, 1991.

On March 30, 2021, our newly formed wholly-owned subsidiary 1847 Wolo acquired all of the issued and outstanding capital stock of Wolo for an aggregate purchase price of $8,344,055, consisting of (i) $6,550,000 in cash, (ii) a 6% secured promissory note in the aggregate principal amount of $850,000 and (iii) cash paid to seller, net of working capital adjustment, of $944,056. As a result of this transaction, we own 92.4% of 1847 Wolo, with the remaining 7.6% held third parties, and 1847 Wolo owns 100% of Wolo Mfg. Corp and Wolo Industrial Horn & Signal, Inc. 1847 Wolo was formed in the State of Delaware on December 3, 2020. Wolo Mfg. Corp. was formed in the State of New York on August 6, 1965 and Wolo Industrial Horn & Signal, Inc. was formed in the State of New York on January 28, 1999.

On October 8, 2021, 1847 Cabinet acquired all of the issued and outstanding capital stock or other equity securities of High Mountain and Innovative Cabinets for an aggregate purchase price of $15,441,173 (subject to adjustment), consisting of (i) $10,687,500 in cash and (ii) the issuance by 1847 Cabinet of 6% subordinated convertible promissory notes in the amount of $4,753,673, consisting of an aggregate principal amount of $5,880,345, net of debt discount of $1,126,672. As a result of this transaction, 1847 Cabinet acquired 92.5% of High Mountain and Innovative Cabinets, with the remaining 7.5% held by a third party. High Mountain was formed in the State of Nevada on April 4, 2014 and Innovative Cabinets was formed in the State of Nevada on June 17, 2008.

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

CONSTRUCTION BUSINESS

Our construction business is operated through our subsidiaries Kyle’s, High Mountain and Innovative Cabinets. This business segment accounted for approximately 57.8% and 64.9% of our total revenues for the years ended December 31, 2023 and 2022, respectively.

Overview

We specialize in all aspects of finished carpentry and related products and services, including doors, door frames, base boards, crown molding, cabinetry, bathroom sinks and cabinets, bookcases, built-in closets, and fireplace mantles, among others. We also install windows and kitchen countertops. We primarily service large homebuilders and homeowners of single-family homes and commercial and multi-family developers in the greater Reno-Sparks-Fernley metro area in Nevada and in the Boise, Idaho area.

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

In the Boise, Idaho market, Kyle’s operates a cabinet shop that is equipped with state-of-the-art tools operated by skilled cabinet makers. It manufactures its cabinets using its computer numerical control machinery in order to maximize efficiency. The details of each custom cabinet it makes are created by its own employees, from hand sanding to staining and painting to adding a wide array of specialty finishes, coatings, distressing and glazing.

Pricing

Our strategy has been to deliver quality and performance at a value-based price target. Our pricing model generally offers better features or efficiencies than general market competitors in each product category to our builder markets.

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

The primary raw materials used in the manufacture of Kyle’s products are melamine and veneered sheet goods, lumber, doors and hardware. The cost of these raw materials is a key factor in pricing its products.

We have historically purchased certain key products and raw materials from a limited number of suppliers. We purchase products and raw materials on the basis of purchase orders. While we believe that there is an ample supply of most of the products and raw materials that we need, in the absence of firm and long-term contracts, we may not be able to obtain a sufficient supply of these products and raw materials from our existing suppliers or alternates in a timely fashion or at a reasonable cost. If we fail to secure a sufficient supply of key products and raw materials in a timely fashion, it would result in a significant delay in delivering our products and services, which may cause us to breach our sales contracts with our customers. Furthermore, failure to obtain sufficient supply of these products and raw materials at a reasonable cost could also harm our revenue and gross profit margins. Please see Item 1A “Risk Factors—Risks Related to Our Construction Business” for a description of the risks related to our supplier relationships.

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

We have high customer retention levels and have generated a considerable number of broader revenue opportunities through direct and specific interaction with our customer base. We have negotiated pricing with several long-term recurring contractor customers, which have accounted for a majority of our revenues. There can be no assurance that we will maintain or improve the relationships with those customers. If we cannot maintain long-term relationships with major customers or replace major customers from period to period with equivalent customers, the loss of such sales could have an adverse effect on our business, financial condition and results of operations. Please also see Item 1A “Risk Factors—Risks Related to Our Construction Business—The loss of any of our key customers could have a materially adverse effect on our results of operations.”

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

Competitive Strengths

Based on management’s belief and experience in the industry, we believe that the following competitive strengths enable us to compete effectively.

●	Superior name and reputation. We are well established in our markets (including for over 40 years in the Boise market), and have built strong reputations for best-in-class processes, product quality, and timeliness. We have strong visibility both online and among industry professionals. Over our many years in business, we have established a stellar reputation for integrity, superior service, and genuine concern for our clients and their businesses.

●	Established blue-chip clients. We have customer lists that include many regional contractors in the areas that we service, many of whom have used us as their go-to vendors for many years.

●	Streamlined operations. We believe that our processes and operational systems have led to higher than average efficiencies, accuracy and profitability.

●	Diversified capabilities. We have diversified capabilities to support large homebuilders of single-family homes and commercial and multi-family developers, providing flexibility toward trending markets and growth opportunities.

●	Outstanding growth opportunities. Our portfolio, brand and reputation, and streamlined operational platform can be leveraged for expansion, both in existing regions, and other high-value surrounding areas.

●	Strong regional presence. We operate in the in the greater Reno-Sparks-Fernley metro area, which is one of the fastest growing economic regions in the Western U.S. due to its day drive distance to many of the largest commercial centers and port facilities in the United States and favorable tax and business regulation environment. There are multiple national homebuilders and multi-family developers active in the region. We are among the largest custom carpentry companies in this region.

Growth Strategies

We will strive to grow our business by pursuing the following growth strategies.

●	Product line expansion. There are a number of opportunities to expand our product and servicing offerings. Notably, as discussed above, we intend to expand our window installation services, which has a large market potential.

●	Geographic expansion. With more service requests in the surrounding area, there is immediate opportunities for expansion to homeowners and contractors located near Twin Falls, McCall, and Sun Valley areas of Idaho, as well as Northern Nevada. We believe that we are well positioned to expand into these surrounding areas.

●	Expansion to commercial projects. There are opportunities for us to exploit additional opportunities in the commercial real estate sector. That could be office buildings and hotel and resort properties. In the Boise market, we primarily focus on the residential single family, new construction segment of the construction market. Evidence of market demand is ongoing for multi-family projects, both within our current customer markets and within other potential customers. Given appropriate infrastructure to support the market’s volume, immediate market penetration for multi-family projects could be achieved.

●	Capacity and infrastructure expansion. In the Boise market, we plan to purchase more machinery and build a separate finishing facility with automated spray finishing for stains, clear lacquers and pigmented lacquers. In the Reno market, we are in the process of expanding our warehouse space and operations.

Employees

As of December 31, 2023, our construction companies employed 189 employees. None of the employees are represented by labor unions, and we believe that our custom carpentry companies have excellent relationships with their employees.

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

EYEWEAR PRODUCTS BUSINESS

Our eyewear products business is operated by ICU Eyewear. This segment, which we acquired in the first quarter of 2023, accounted for approximately 22.5% of our total revenues for the year ended December 31, 2023.

Overview

ICU Eyewear, which was founded in 1956 and is headquartered in Hollister, California, is a leading designer of OTC non-prescription reading glasses, sunglasses, blue light blocking eyewear, sun readers and outdoor specialty sunglasses, as well as select health and personal care items, such as surgical face masks. We sell our products to big-box national retail chains, through various distributors, as well as online direct to consumer sales. We believe that we are the only OTC eyewear supplier in the U.S. to have meaningful penetration in all significant retail channels including grocery, specialty, office supply, pharmacy, and outdoor sports stores.

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

We believe that our high-quality standards for our products ensure that customers are receiving the best products on the market. Our Hollister, California facility shipped 5.4 million units in 2023 and has the capacity to ship up to 10 million units per year across an array of product categories, made possible by our partnerships with our suppliers. Our manufacturing operations are designed to allow low-cost production of a wide variety of products while maintaining a high level of customer service and quality.

We believe that our manufacturing facilities generally have sufficient capacity to meet our current business requirements and our currently anticipated sales.

Vendor/Supplier Relationships

We have developed long term relationships with our top four contact manufacturers based in China, Taiwan and the United States. All materials are sourced by the contract manufacturers. The following table sets forth the vendors and suppliers that accounted for more than 10% of our purchases for the year ended December 31, 2023 and 2022:

Supplier	Product	Total Purchases 2023	Percent of Purchases 2023	Total Purchases 2022	Percent of Purchases 2022
Contour Optik Inc.	Reading Glasses	$2,855,437	47%	$4,118,692	49%
Prosben Inc.	Accessories/ Private Label	1,563,988	26%	1,294,240	15%
Indiana Face Mask	PPE	731,287	12%	1,645,479	19%

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

We serve multiple large customers, including Amazon, Raley’s, Publix, Whole Foods and Target. Most of our online customers such as Amazon ship direct. A majority of our sales are made to repeat customers, with many of our retail customer relationships spanning more than 10 years. One major customer, Target, accounted for approximately 63% and 65% of our eyewear product sales for the years ended December 31, 2023 and 2022.

As of December 31, 2023, we had sales agreements in place with most of our customers, including all national and midsize accounts. Sales agreements specify new store allowances, terms of sale (discounts), annual stock adjustment, freight routing, company trade shows, rebates, and advertising programs. Agreement lengths and renewal terms are based on the individual customer relationship.

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

Competitive Advantages

Based on management’s belief and experience in the industry, we believe that the following competitive strengths enable us to compete effectively.

●	Established name and reputation. We believe that we have maintained our excellent reputation in the industry for over 65 years through bringing unique products and eyeglass designs to the market to meet current and future needs.

●	Trademarks and brands. We have been granted 17 registered trademarks and have two trademark applications pending in the United States, relating to each of our specialized brands. We believe that our brands provide unique and distinct focuses, each of which provides products in a distinctive product category, retail channel, and for a particular price point.

●	Long-term supplier and customer relationships. We have established relationships with our vendors, with many of these relationships spanning more than 20 years, and the majority of our sales are to our established retail partners, with many of our customer relationships lasting over 10 years. Our partnership with companies like Target and Raley’s enables us to provide quality products to trusted and repeated customers. We believe that we are the only OTC eyewear supplier to have meaningful penetration in all significant retail channels, including office supply, outdoor brands, and natural grocery channels.

Growth Strategies

Management sees the below as the key initiatives for our continued growth strategy:

●	Increase sales through new products and online marketing. We are aggressively pursuing our current market share and building sales by adding new products to our existing range. We look to expand distribution of our new blue light blocking eyewear, which was initially released in Target in April 2018, under our “Screen Vision by ICU Eyewear” brand. Additionally, we will continue to expand our online sales platform, including our website and Amazon.com, among others.

●	Expand to new retail partners. The eyeglass product market may have multiple channels of distribution, one of which is the retail product market. Presently, this channel distributes the majority of our products to our customers, primarily through our contracts with Target, Office Depot, and Raley’s. We plan to expand our products to new customers, with the goal of partnering with other large retailers.

●	Acquisition. We are targeting small to mid-size eyewear companies that have products and or channels to complement our current product and customer mix which will increase gross revenue and realize the benefits of economies of scale and scope.

Intellectual Property

We have 17 registered and two pending trademarks in the United States for our brands and brand names.

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

Employees

As of December 31, 2023, we employed 23 employees. None of our employees are represented by labor unions, and we believe that we have an excellent relationship with our employees.

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

RETAIL AND APPLIANCES BUSINESS

Our retail and appliances business is operated by Asien’s. This business segment accounted for approximately 13.0% and 21.8% of our total revenues for the years ended December 31, 2023 and 2022, respectively.

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

Vendor/Supplier Relationships

The following table sets forth the vendors and suppliers that accounted for more than 10% of our purchases for the years ended December 31, 2023 and 2022:

Supplier	Total Purchases 2023	Percent of Purchases 2023	Total Purchases 2022	Percent of Purchases 2022
Riggs Distributing, Inc.	$1,546,230	28%	$1,753,121	24%
General Electric	1,124,679	20%	1,798,537	25%
Whirlpool	892,326	16%	830,283	12%

Products are purchased from all suppliers on an at-will basis. We have no long-term purchase agreements with any supplier. Relationships with suppliers are subject to change from time to time. Changes in relationships with suppliers occur periodically and could positively or negatively have an impact on our net sales and operating profits. We believe that we can be successful in mitigating negative effects resulting from unfavorable changes in the relationships with suppliers through, among other things, the development of new or expanded supplier relationships. Please see Item 1A “Risk Factors—Risks Related to Our Retail and Appliances Business” for a description of the risks related to our supplier relationships.

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

Billboards

We have secured a prominent billboard in Sonoma County located on Northbound 101 across from the Corby Avenue auto row in Santa Rosa. In many cases, as with radio ads, appliance manufacturers will pay for advertising on the billboards.

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

Customer Support

Customer Service is of critical importance to our success. We primarily conduct customer service in person or on the telephone, although web-initiated chat, text and email are available and rapidly growing coordination and communication. We believe in allowing our customer to choose the preferred method for communication. Our role in providing premium appliances can often require substantial pre-sales support, such as when quoting a multi-appliance bid package for a builder. Since 2020, there has been a material shift toward online sales and the appliance industry is no exception.

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

We take ownership of inventory when it is delivered to our warehouse. At this point, warehouse staff unloads the product, determines the delivery location and arranges for delivery of the product. Customers may arrange for a delivery service or their third-party installers and contractors to pick-up their appliances at our warehouse or have them scheduled for drop-off or installation. We will coordinate third-party delivery or recommend factory trained third-party installation services when necessary. We also offer installation services. Another important service is haul-away of a customer’s used appliances. This service is included with drop-off or installation. We contract with a local third-party recycling firm to ensure that used appliances receive optimum recycling and appropriate disposal.

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

Employees

As of December 31, 2023, we employed 18 employees. None of our employees are represented by labor unions, and we believe that we have an excellent relationship with our employees.

Regulation

Our business is subject to a variety of laws and regulations applicable to companies that are conducting business on the Internet. Jurisdictions vary as to how, or whether, existing laws governing areas such as personal privacy and data security, consumer protection or sales and other taxes, among other areas, apply to the Internet and e-commerce, and these laws are continually evolving. For example, certain applicable privacy laws and regulations require us to provide customers with our policies on sharing information with third parties, and advance notice of any changes to these policies. Related laws may govern the manner in which we transfer sensitive information or impose obligations on us in the event of a security breach or inadvertent disclosure of such information. Additionally, tax regulations in jurisdictions where we do not currently collect state or local taxes may subject us to the obligation to collect and remit such taxes, or to additional taxes, or to requirements intended to assist jurisdictions with their tax collection efforts. New legislation or regulation, the application of laws from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and e-commerce generally could result in significant additional taxes on our business. Further, we could be subject to fines or other payments for any past failures to comply with these requirements. The continued growth and demand for e-commerce is likely to result in more laws and regulations that impose additional compliance burdens on companies doing business on the Internet.

AUTOMOTIVE SUPPLIES BUSINESS

Our automotive supplies business is operated by Wolo. This business segment accounted for approximately 6.6% and 13.3% of our total revenues for the years ended December 31, 2023 and 2022, respectively.

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

We have implemented a strict quality control program which is run by our warehouse/production manager. We believe that our high-quality standards assure customers that they are getting the best and most reliable products in the market. Our manufacturing operations are designed to allow low-cost production of a wide variety of products while maintaining a high level of customer service and quality.

We believe that our manufacturing facilities generally have sufficient capacity to meet our current business requirements and our currently anticipated sales.

Vendor/Supplier Relationships

We have developed long term relationships with contact manufacturers based in China and Taiwan. All materials are sourced by the contract manufacturers. The following table sets forth the vendors and suppliers that accounted for more than 10% of our purchases for the years ended December 31, 2023 and 2022:

Supplier	Product	Total Purchases 2023	Percent of Purchases 2023	Total Purchases 2022	Percent of Purchases 2022
Yonglong Car Accessories	Warning Lights	$448,028	22.6%	$107,421	7.3%
Changzhou Wushi Electrical	Warning Lights	317,064	16.0%	271,611	18.5%
Ruian Jiani Auto Parts	Horns	312,550	15.7%	246,799	16.8%
Zhejiang Jiejia Automobile	Horns	287,733	14.5%	304,228	20.8%
E-own Corporation	Warning Lights & Horns	248,171	12.5%	418,780	28.6%

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

Sales and Marketing

Our sales team consists of a vice president of sales who coordinates with contracted sales representatives from thirteen regional sales companies in North America, Mexico, Puerto Rico, the U.K., Europe, the Middle East and the industrial aftermarket. The sales representative’s agreement with us is limited to automotive, internet-based companies and occasionally motorcycle aftermarket distributors.

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

Order Fulfillment

Our efficient fulfillment process uses an intergraded EDI system for receiving orders, advanced shipping notices and invoicing. The custom software is integral in reducing manual order entry, as well as the prevention of errors.

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

Employees

As of December 31, 2023, we employed 15 employees. None of our employees are represented by labor unions, and we believe that we have an excellent relationship with our employees.

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

Although our audited financial statements for the year ended December 31, 2023 were prepared under the assumption that we would continue our operations as a going concern, the report of our independent registered public accounting firm that accompanies our financial statements for the year ended December 31, 2023 contains a going concern qualification in which such firm expressed substantial doubt about our ability to continue as a going concern, based on the financial statements at that time. We have generated losses since inception and have relied on cash on hand, sales of securities, external bank lines of credit, and issuance of third-party and related party debt to support cashflow from operations. For the year ended December 31, 2023, we incurred a net loss of $31.6 million (before deducting losses attributable to non-controlling interests) and cash flows used in operations of $7.5 million.

Notwithstanding the foregoing, management believes, based on our operating plan, that current working capital and current and expected additional financing is sufficient to fund operations and satisfy our obligations as they come due for at least one year from the financial statement issuance date. However, we do believe additional funds are required to execute our business plan and our strategy of acquiring additional businesses. The funds required to execute our business plan will depend on the size, capital structure and purchase price consideration that the seller of a target business deems acceptable in a given transaction. The amount of funds needed to execute our business plan also depends on what portion of the purchase price of a target business the seller of that business is willing to take in the form of seller notes or our equity or equity in one of our subsidiaries.

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

Our primary business is the holding and managing of controlling interests in our operating businesses. Therefore, we will be dependent upon the ability of our businesses to generate cash flows and, in turn, distribute cash to us in the form of interest and principal payments on indebtedness and distributions on equity to enable us, first, to satisfy our financial obligations and, second, to make distributions to our common shareholders. The ability of our businesses to make payments to us may also be subject to limitations under the laws of the jurisdictions in which they are incorporated or organized. If, as a consequence of these various restrictions or otherwise, we are unable to generate sufficient cash flow from our businesses, we may not be able to declare, or may have to delay or cancel payment of, distributions to our common shareholders.

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

We have the ability to make investments in businesses that we will not operate or control. If we make significant investments in businesses that we do not operate or control, or that we cease to operate or control, or if we commence certain investment-related activities, we may be deemed to be an investment company under the Investment Company Act. Our decision to sell a business will be based upon financial, operating and other considerations rather than a plan to complete a sale of a business within any specific time frame. If we were deemed to be an investment company, we would either have to register as an investment company under the Investment Company Act, obtain exemptive relief from the SEC, or modify our investments or organizational structure or our contract rights to fall outside the definition of an investment company. Registering as an investment company could, among other things, materially adversely affect our financial condition, business and results of operations, materially limit our ability to borrow funds or engage in other transactions involving leverage and require us to add directors who are independent of us or our manager and otherwise will subject us to additional regulation that will be costly and time-consuming.

The impact of geopolitical conflicts may adversely affect our business and results of operations.

We acquire inventory in regions outside the United States, including Asia. As a result, our operations are affected by economic, political and other conditions in the foreign countries in which we do business as well as U.S. laws regulating international trade. Specifically, instability in the geopolitical environment in many parts of the world (including as a result of the on-going Russia and Ukraine war, the conflict between Israel and Hamas and increasingly tense China-Taiwan relations) and other disruptions may continue to put pressure on global economic conditions. Notably, approximately 90% of Wolo’s vendor base is located in China and supply chain issues have escalated shipping costs by over 400% from 2020. In addition, all of ICU Eyewear’s manufacturing is outsourced to contract manufacturers, including many located in China and Taiwan. Asien’s has also experienced ongoing supply chain delays and cost increases with appliance manufacturers. Our inability to respond to and manage the potential impact of such events effectively could have a material adverse effect on our business, financial condition, and results of operations.

In addition, countries across the globe are instituting sanctions and other penalties against Russia and are becoming more wary of China. While we do not have operations in, and do not obtain products from, Russia or Ukraine, the retaliatory measures that have been taken, and could be taken in the future, by the U.S., NATO, and other countries have created global security concerns that could result in broader European military and political conflicts and otherwise have a substantial impact on regional and global economies, any or all of which could adversely affect our business.

While the broader consequences are uncertain at this time, the continuation and/or escalation of the Russian and Ukraine conflict or the Israel and Hamas conflict, along with any expansion of the conflict to surrounding areas, create a number of risks that could adversely impact our business, including:

●	increased inflation and significant volatility in commodity prices;

●	disruptions to our technology infrastructure, including through cyberattacks, ransom attacks or cyber-intrusion;

●	adverse changes in international trade policies and relations;

●	our ability to maintain or increase our prices, including freight in response to rising fuel costs;

●	disruptions in global supply chains;

●	increased exposure to foreign currency fluctuations; and

●	constraints, volatility or disruption in the credit and capital markets.

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

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2023, management identified material weaknesses as described under Item 9A. “Controls and Procedures.” We are undertaking remedial measures, which measures will take time to implement and test, to address these material weaknesses. There can be no assurance that such measures will be sufficient to remedy the material weaknesses identified or that additional material weaknesses or other control or significant deficiencies will not be identified in the future. If we continue to experience material weaknesses in our internal controls or fail to maintain or implement required new or improved controls, such circumstances could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements, or adversely affect the results of periodic management evaluations and, if required, annual auditor attestation reports. Each of the foregoing results could cause investors to lose confidence in our reported financial information and lead to a decline in our share price.

Risks Related to Our Construction Business

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

Our custom carpentry business is subject to seasonal fluctuations. We believe that we can more effectively control and balance our direct labor resources and costs during seasonal variations in our custom carpentry business, depending on the dynamics of the market served. However, extreme winter weather conditions can have an adverse effect on appointments and installations, which typically occur during our fourth and first quarters and can also negatively affect our net sales and operating results. In addition, sales and revenues may decline in the fourth quarter due to the holiday season.

Difficulties in recruiting adequate personnel may have a material adverse effect on our ability to meet our growth expectations.

In order to fulfill our growth expectations, we must recruit, hire, train and retain qualified sales and installation personnel. In particular, during the pandemic, we may experience greater difficulty in fulfilling our personnel needs since our employees are not able to work remotely for installations. When new construction and remodeling are on the rise, recruiting independent contractors to perform our installations becomes more difficult. There can be no assurance that we will have sufficient contractors or employees to fulfill our installation requirements. Our inability to fulfill our personnel needs could have a material adverse effect on our ability to meet our growth expectations.

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

We operate in a highly fragmented and very competitive industry. Our competitors include national and local carpentry manufacturers. These can be large, consolidated operations which house their manufacturing facilities in large and efficient plants, as well as relatively small, local cabinetmakers. Although we believe that we have superior name and reputation of direct marketing of custom designed carpentry, we compete with numerous competitors in our primary markets in which we operate, with reputation, price, workmanship and services being the principal competitive factors. Some of our competitors have achieved substantially more market penetration in certain of the markets in which we operate. Some of our competitors have greater resources available and are less highly leveraged, which may provide them with greater financial flexibility. We also compete against retail chains, including Sears, Costco, Builders Square, Sam’s Warehouse Club and other stores, which offer similar products and services through licensees. We compete, to a lesser extent, with small home improvement contractors and with large “home center” retailers such as Home Depot and Lowes. As a result of the implementation of our business strategy to conduct more remodel, condo/multi-family, and commercial projects in the new construction markets, we anticipate that we will compete to a greater degree with large “home center” retailers. To remain competitive, we will need to invest continuously in manufacturing, customer service and support, marketing and our dealer network. We may have to adjust the prices of some of our products to stay competitive, which would reduce our revenues or harm our financial condition and results of operations. We may not have sufficient resources to continue to make such investments or maintain our competitive position within each of the markets we serve.

We have historically depended on a limited number of third parties to supply key finished goods and raw materials to us. Failure to obtain a sufficient supply of these finished goods and raw materials in a timely fashion and at reasonable costs could significantly delay our delivery of products, which would cause us to breach our sales contracts with our customers.

We have historically purchased certain key finished goods and raw materials, such as pre-manufactured doors, cabinets, countertops, lumber and hardware, from a limited number of suppliers. We purchased finished goods and raw materials on the basis of purchase orders. In the absence of firm and long-term contracts, we may not be able to obtain a sufficient supply of these finished goods and raw materials from our existing suppliers or alternates in a timely fashion or at a reasonable cost. If we fail to secure a sufficient supply of key finished goods and raw materials in a timely fashion, it would result in a significant delay in our delivery of products, which may cause us to breach our sales contracts with our customers. Furthermore, failure to obtain a sufficient supply of these finished goods and raw materials at a reasonable cost could also harm our revenue and gross profit margins.

Increased prices for finished goods or raw materials could increase our cost of revenues and decrease demand for our products, which could adversely affect our revenue or profitability.

Our profitability is affected by the prices of the finished goods and raw materials used in the manufacturing and sale of our products. These prices may fluctuate based on a number of factors beyond our control, including, among others, changes in supply and demand, general economic conditions, labor costs, competition, import duties, tariffs, currency exchange rates and, in some cases, government regulation. Increased prices could adversely affect our profitability or revenues. We do not have long-term supply contracts for finished goods and raw materials; however, we enter into pricing agreements with certain customers which fix their pricing for specified periods ranging from one to twelve months. Significant increases in the prices of finished goods and raw materials could adversely affect our profit margins, especially if we are not able to recover these costs by increasing the prices we charge our customers for our products.

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

Historically, a few long-term recurring customers have accounted for the majority of our revenues. For the year ended December 31, 2023, approximately 63% of our eyewear product revenues were from sales to customers from our retail agreement with Target. There can be no assurance that we will maintain or improve the relationships with those customers or retailers. Our major customers often change each period based on when a given order is placed. If we cannot maintain long-term relationships with major customers, lose our contract to sell retail eyewear and eyewear accessories at Target, or replace major customers from period to period with equivalent customers, the loss of such sales could have an adverse effect on our business, financial condition and results of operations.

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

Changes in U.S. and foreign governments’ trade policies have resulted in, and may continue to result in, tariffs on imports into and exports from the U.S., among other restrictions. Throughout 2018 and 2019, the U.S. imposed tariffs on imports from several countries, including China. If further tariffs are imposed on imports of our products, or retaliatory trade measures are taken by China or other countries in response to existing or future tariffs, we could be forced to raise prices on all of our imported products or make changes to our operations, any of which could materially harm our revenue or operating results. Any additional future tariffs or quotas imposed on our products or related materials may impact our sales, gross margin and profitability if we are unable to pass increased prices on to our customers.

We are highly dependent upon key suppliers and an interruption in such relationships or our ability to obtain products from such suppliers could adversely affect our business and the results of operations.

In 2023 and 2022, we purchased a substantial portion of finished goods from four third-party vendors which comprised 94% and 92% of our purchases, respectively. Our ability to acquire products from our suppliers in amounts and on terms acceptable to us is dependent upon a number of factors that could affect our suppliers and which are beyond our control. For example, financial or operational difficulties that some of our suppliers may face could result in an increase in the cost of the products we purchase from them. We also do not have any exclusive contracts with our suppliers. If we do not maintain our relationships with our existing suppliers or develop relationships with new suppliers on acceptable commercial terms, we may not be able to continue to offer a broad selection of merchandise at competitive prices and, as a result, we could lose customers and our sales could decline.

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

During the year ended December 31, 2023, four main suppliers represented approximately 94% of our product purchases. Our agreements with suppliers are generally terminable at will by either party upon short notice. If we do not maintain our existing relationships or build new relationships with suppliers on acceptable commercial terms, we may not be able to maintain a broad selection of merchandise, and our business and prospects would suffer severely.

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

Additionally, the growth of our business places significant demands on our operations, as well as our management and other employees. The growth of our business may require significant additional resources to meet these daily requirements, which may not scale in a cost-effective manner or may negatively affect the quality of our sites and customer experience. We are also required to manage relationships with a growing number of suppliers, customers and other third parties. Our information technology systems and our internal controls and procedures may not be adequate to support the future growth of our supplier and employee base. If we are unable to manage the growth of our organization effectively, our business, financial condition and operating results may be materially adversely affected.

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

We may be accused of infringing on the intellectual property rights of third parties.

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

Maintaining and enhancing our brands is critical to expanding our base of customers and suppliers. Our ability to maintain and enhance our brand depends largely on our ability to maintain customer confidence in our product and service offerings, including by delivering products on time and without damage. If customers do not have a satisfactory shopping experience, they may seek out alternative offers from our competitors and may not return to our stores and sites as often in the future, or at all. In addition, unfavorable publicity regarding, for example, our practices relating to privacy and data protection, product quality, delivery problems, competitive pressures, litigation or regulatory activity, could seriously harm our reputation. Such negative publicity also could have an adverse effect on the size, engagement, and loyalty of our customer base and result in decreased revenue, which could adversely affect our business and financial results.

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

Additionally, the growth of our business places significant demands on our operations, as well as our management and other employees. For example, we typically launch hundreds of promotional events across thousands of products each month on our sites via emails and personalized displays. These events require us to produce updates of our sites and emails to our customers on a daily basis with different products, photos and text. Any surge in online traffic and orders associated with such promotional activities places increased strain on our operations, including our logistics network, and may cause or exacerbate slowdowns or interruptions. The growth of our business may require significant additional resources to meet these daily requirements, which may not scale in a cost-effective manner or may negatively affect the quality of our sites and customer experience. We are also required to manage relationships with a growing number of suppliers, customers and other third parties. Our information technology systems and our internal controls and procedures may not be adequate to support our future growth of our supplier and employee base. If we are unable to manage the growth of our organization effectively, our business, financial condition and operating results may be materially adversely affected.

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

Risks associated with the suppliers from whom our products are sourced, including supply chain delays and cost increases, could materially adversely affect our financial performance as well as our reputation and brand.

We depend on our ability to provide our customers with a wide range of products from qualified suppliers, many of whom are located in countries outside of the U.S., in a timely and efficient manner. Political and economic instability, the financial stability of suppliers, suppliers’ ability to meet our standards, labor problems experienced by suppliers, the availability or cost of raw materials, merchandise quality issues, currency exchange rates, trade tariff developments, transport availability and cost, transport security, inflation, and other factors relating to our suppliers are beyond our control. In particular, we have recently experienced ongoing supply chain delays and cost increases with appliance manufacturers.

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

Our business may be adversely affected if we are unable to provide our customers with a cost-effective shopping platform that is able to respond and adapt to rapid changes in technology.

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

We may be accused of infringing on the intellectual property rights of third parties.

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

In 2023 and 2022, Wolo purchased a substantial portion of finished goods from four third-party vendors which comprised 81.3% and 92.0% of its purchases, respectively. Our ability to acquire products from our suppliers in amounts and on terms acceptable to us is dependent upon a number of factors that could affect our suppliers and which are beyond our control. For example, financial or operational difficulties that some of our suppliers may face could result in an increase in the cost of the products we purchase from them. If we do not maintain our relationships with our existing suppliers or develop relationships with new suppliers on acceptable commercial terms, we may not be able to continue to offer a broad selection of merchandise at competitive prices and, as a result, we could lose customers and our sales could decline.

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

Our third-party delivery services have increased fuel surcharges from time to time, and such increases negatively impact our margins, as we are generally unable to pass all of these costs directly on to consumers. Increasing prices in the component materials for the parts we sell may impact the availability, the quality and the price of our products, as suppliers search for alternatives to existing materials and increase the prices they charge. We cannot ensure that we can recover all the increased costs through price increases, and our suppliers may not continue to provide the consistent quality of product as they may substitute lower cost materials to maintain pricing levels, all of which may have a negative impact on our business and results of operations.

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

Our business is largely dependent on the personal efforts and abilities of highly skilled executive, technical, managerial, merchandising and marketing personnel. Competition for such personnel is intense, and we cannot assure you that we will be successful in attracting and retaining such personnel. The loss of any key employee or our inability to attract or retain other qualified employees could harm our business and results of operations.

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

Demand for our products has been and may continue to be adversely affected by general economic conditions. In declining economies, consumers often defer regular vehicle maintenance and may forego purchases of nonessential performance and accessories products, which can result in a decrease in demand for auto parts in general. Consumers also defer purchases of new vehicles, which immediately impacts performance parts and accessories, which are generally purchased in the first six months of a vehicle’s lifespan. In addition, during economic downturns, some competitors may become more aggressive in their pricing practices, which would adversely impact our gross margin. Certain suppliers may exit the industry, which may impact our ability to procure parts and may adversely impact gross margin as the remaining suppliers increase prices to take advantage of limited competition.

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

Federal and state regulations may govern the collection, use, sharing and security of data that we receive from our customers. In addition, we have and post on our websites our own privacy policies and practices concerning the collection, use and disclosure of customer data. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any data-related consent orders, U.S. Federal Trade Commission requirements or other federal, state or international privacy-related laws and regulations could result in proceedings or actions against us by governmental entities or others, which could potentially harm our business. Further, failure or perceived failure to comply with our policies or applicable requirements related to the collection, use or security of personal information or other privacy-related matters could damage our reputation and result in a loss of customers. The regulatory framework for privacy issues is currently evolving and is likely to remain uncertain for the foreseeable future.

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

Changes in U.S. and foreign governments’ trade policies have resulted in, and may continue to result in, tariffs on imports into and exports from the U.S., among other restrictions. Throughout 2018 and 2019, the U.S. imposed tariffs on imports from several countries, including China. If further tariffs are imposed on imports of our products, or retaliatory trade measures are taken by China or other countries in response to existing or future tariffs, we could be forced to raise prices on all of our imported products or make changes to our operations, any of which could materially harm our revenue or operating results. Any additional future tariffs or quotas imposed on our products or related materials may impact our sales, gross margin and profitability if we are unable to pass increased prices on to our customers.

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

Our manager will review any acquisition opportunity to determine if it satisfies our acquisition criteria, as established by our board of directors from time to time. If our manager determines, in its sole discretion, that an opportunity fits our criteria, our manager will refer the opportunity to our board of directors for its authorization and approval prior to signing a letter of intent, indication of interest or similar document or agreement. Opportunities that our manager determines do not fit our criteria do not need to be presented to our board of directors for consideration. In addition, upon a determination by our board of directors not to promptly pursue an opportunity presented to it by our manager, in whole or in part, our manager will be unrestricted in its ability to pursue such opportunity, or any part that we do not promptly pursue, on its own or refer such opportunity to other entities, including its affiliates. If such an opportunity is ultimately profitable, we will not have participated in such opportunity. See Item 1 “Business—Our Manager—Acquisition and Disposition Opportunities” for more information about our current acquisition criteria.

Our Chief Executive Officer, Mr. Ellery W. Roberts, controls our manager and, as a result, we may have difficulty severing ties with Mr. Roberts.

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

We cannot determine the amount of the management fee that will be paid to our manager over time with certainty, which management fee may be a significant cash obligation and may reduce the cash available for operations and distributions to our shareholders.

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

Generally, the determination of a holder’s distributive share of any item of income, gain, loss, deduction, or credit of a partnership is governed by the operating agreement, but it is also subject to income tax laws governing the allocation of the partnership’s income, gains, losses, deductions and credits. These laws are complex, and there can be no assurance that the IRS would not successfully challenge any allocation set forth in any Schedule K-1 issued by us. Whether an allocation set forth in any particular K-1 issued to a shareholder will be accepted by the IRS also depends on a facts and circumstances analysis of the underlying economic arrangement of our shareholders. If the IRS were to prevail in challenging the allocations provided by the operating agreement, the amount of income or loss allocated to holders for U.S. federal income tax purposes could be increased or reduced or the character of allocated income or loss could be modified. See “Material U.S. Federal Income Tax Considerations” included in our prospectus, dated February 9, 2024 and filed with the SEC on February 14, 2024, for more information.

All of our income could be subject to an entity-level tax in the United States, which could result in a material reduction in cash flow available for distribution to shareholders and thus could result in a substantial reduction in the value our shares.

Given the number of shareholders that we have, and because our shares are listed for trading on the over-the-counter market, we believe that our company will be regarded as a publicly traded partnership. Under the federal tax laws, a publicly traded partnership generally will be treated as a corporation for U.S. federal income tax purposes. A publicly traded partnership will be treated as a partnership, however, and not as a corporation for U.S. federal tax purposes so long as 90% or more of its gross income for each taxable year in which it is publicly traded constitutes “qualifying income,” within the meaning of section 7704(d) of the Internal Revenue Code of 1986, as amended, or the Code, and we are not required to register under the Investment Company Act. Qualifying income generally includes dividends, interest (other than interest derived in the conduct of a lending or insurance business or interest the determination of which depends in whole or in part on the income or profits of any person), certain real property rents, certain gain from the sale or other disposition of real property, gains from the sale of stock or debt instruments which are held as capital assets, and certain other forms of “passive-type” income. We expect to realize sufficient qualifying income to satisfy the qualifying income exception. We also expect that we will not be required to register under the Investment Company Act.

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

We will pay a management fee (and possibly certain transaction fees) to our manager. We will also pay certain costs and expenses incurred in connection with the activities of our manager. We intend to deduct such fees and expenses to the extent that they are reasonable in amount and are not capital in nature or otherwise nondeductible. It is expected that such fees and other expenses will generally constitute miscellaneous itemized deductions for non-corporate U.S. taxpayers who hold our shares. Under current law in effect for taxable years beginning after December 31, 2017 and before January 1, 2026, non-corporate U.S. taxpayers may not deduct any such miscellaneous itemized deductions for U.S. federal income tax purposes. A non-corporate U.S. taxpayer’s inability to deduct such items could result in such holder reporting as his or her share of company taxable income an amount that exceeds any cash actually distributed to such U.S. taxpayer for the year. U.S. holders of our shares that are corporations generally will be able to deduct these fees, costs and expenses in accordance with applicable U.S. federal income tax law.

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

Our common shares are listed on NYSE American, and we must meet certain financial and liquidity criteria to maintain the listing of our common shares on NYSE American. If we fail to meet any listing standards or if we violate any listing requirements, our common shares may be delisted. In addition, our board of directors may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing. A delisting of our common shares from NYSE American may materially impair our shareholders’ ability to buy and sell our common shares and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common shares. The delisting of our common shares could significantly impair our ability to raise capital and the value of your investment.

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

Future sales of our securities may affect the market price of our common shares and result in material dilution.

We cannot predict what effect, if any, future sales of our common shares, or the availability of common shares for future sale, will have on the market price of our common shares. Notably, we are obligated to issue 110,002 common shares upon the conversion of our outstanding series A senior convertible preferred shares, 37,809 common shares upon the conversion of our outstanding series B senior convertible preferred shares and 2,804,678 common shares issuable upon the exercise of outstanding warrants at a weighted average exercise price of $1.64 per share. We are also obliged to issue common shares upon the conversion of secured convertible promissory notes in the aggregate principal amount of $24,349,796, which are convertible into our common shares at a conversion price of $1.00 (subject to adjustment), upon the conversion of promissory notes in the aggregate principal amount of $834,242, which are convertible into our common shares only upon an event of default at a conversion price equal to 80% of the lowest volume weighted average price of our common shares on any trading day during the 5 trading days prior to the conversion date, subject to a floor price of $1.00, and upon the conversion of 20% OID subordinated promissory notes in the aggregate principal amount of $2,109,375, which are convertible into our common shares only upon an event of default at a conversion price equal to 90% of the lowest volume weighted average price of our common shares on any trading day during the 5 trading days prior to the conversion date, subject to a floor price of $3.00. In addition, we are obligated to issue common shares upon the exchange of promissory notes in the aggregate principal amount of $2,520,345, which are exchangeable for our common shares at an exchange price equal to the higher of $1,000 or the 30-day volume weighted average price of our common shares. We have also reserved 20,000 common shares for issuance under our 2023 Equity Incentive Plan.

Sales of substantial amounts of our common shares in the public market, or the perception that such sales could occur, could materially adversely affect the market price of our common shares and may make it more difficult for you to sell your common shares at a time and price which you deem appropriate.

Rule 144 sales in the future may have a depressive effect on our share price.

All of the outstanding common shares held by the present officers, directors, and affiliate shareholders are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Securities Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who is an affiliate or officer or director who has held restricted securities for six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company’s outstanding common shares. There is no limitation on the amount of restricted securities that may be sold by a non-affiliate after the owner has held the restricted securities for a period of six months if our company is a current reporting company under the Exchange Act. A sale under Rule 144 or under any other exemption from the Securities Act, if available, or pursuant to subsequent registration of common shares of present shareholders, may have a depressive effect upon the price of the common shares in any market that may develop.

Our series A senior convertible preferred shares and series B senior convertible preferred shares are senior to our common shares as to distributions and in liquidation, which could limit our ability to make distributions to our common shareholders.

Holders of our series A senior convertible preferred shares are entitled to quarterly dividends, payable in cash or in common shares, at a rate per annum of 29% of the stated value ($2.42 per share) and holders of our series B senior convertible preferred shares are entitled to quarterly dividends, payable in cash or in common shares, at a rate per annum of 24% of the stated value ($3.30 per share), subject to adjustment. In addition, upon any liquidation of our company or its subsidiaries, each holder of outstanding series A senior convertible preferred shares and series B senior convertible preferred shares will be entitled to receive an amount of cash equal to 115% of the stated value, plus an amount of cash equal to all accumulated accrued and unpaid dividends thereon (whether or not declared), before any payment shall be made to or set apart for the holders of our common shares. This could limit our ability to make regular distributions to our common shareholders or distributions upon liquidation.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 1C. CYBERSECURITY.

Risk Management and Strategy

We recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data. We have developed the following processes as part of our strategy for assessing, identifying, and managing material risks from cybersecurity threats.

Managing Material Risks & Integrated Overall Risk Management

We have integrated cybersecurity risk management into our risk management processes. This integration is intended to ensure that cybersecurity considerations are part of our decision-making processes. We continuously evaluate and address cybersecurity risks in alignment with our business objectives and operational needs.

Engaging Third-parties on Risk Management

Recognizing the complexity and evolving nature of cybersecurity threats, we plan to engage external experts, including consultants and auditors, in evaluating and testing our risk management systems.  These services will enable us to leverage specialized knowledge and insights, ensuring our cybersecurity strategies and processes remain at the forefront of industry best practices. Our collaboration with these third-parties is expected to include annual audits, ongoing threat assessments, and regular consultations on security enhancements.

Overseeing Third-Party Risk

Because we are aware of the risks associated with third-party service providers, we implement processes to oversee and manage these risks. We conduct thorough security assessments of all third-party providers before engagement and maintain ongoing monitoring to ensure compliance with our cybersecurity standards. This approach is designed to mitigate risks related to data breaches or other security incidents originating from third parties.

Risks from Cybersecurity Threats

We have not encountered cybersecurity challenges that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition.

Governance

Board of Directors Oversight

Our board of directors oversees the management of risks associated with cybersecurity threats.

Management’s Role Managing Risk

Management is primarily responsible for assessing, monitoring and managing our cybersecurity risks. Management must ensure that all industry standard cybersecurity measures are functioning as required to prevent or detect cybersecurity threats and related risks. Management oversees and tests our compliance with standards, remediates known risks, and leads our employee training program.

Monitoring Cybersecurity Incidents

Management is continually informed about the latest developments in cybersecurity, including potential threats and innovative risk management techniques. Management implements and oversees processes for the regular monitoring of our information systems. This includes the deployment of industry-standard security measures and regular system audits to identify potential vulnerabilities. In the event of a cybersecurity incident, management will implement an incident response plan. This plan includes immediate actions to mitigate the impact and long-term strategies for remediation and prevention of future incidents.

Reporting to Board of Directors

Significant cybersecurity matters, and strategic risk management decisions, will be escalated to the board of directors.

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

High Mountain is located at 8895 Double Diamond Pkwy, Reno, NV 89521 and leases a 42,000 square foot facility at this location. The term of the lease commenced on June 1, 2022 (upon the completion of improvements) and is for a period of 61 months. The base rent is $29,400 for months 2-13 (with no payments for the first month), with gradual increases to $34,394 for months 50-61. In addition, High Mountain is responsible for its proportionate share of all taxes, insurance and certain operating costs during the lease term. The lease agreement contains customary events of default, representations, warranties and covenants.

Innovative Cabinets is headquartered at 875 East Patriot Boulevard, Suite 280, Reno, NV 89511, where it leases a 24,000 square foot facility, consisting of warehouse and production space. The term of the lease commenced on January 1, 2021 and is for a period of 61 months. The base rent is $15,600 for 2021, with gradual increases to $18,085 for 2026. In addition, Innovative Cabinets is responsible for its proportionate share of all taxes, insurance and certain operating costs during the lease term. The lease agreement contains customary events of default, representations, warranties and covenants.

ICU Eyewear is located at 1900 Shelton Drive, Hollister, CA 95023. The site is approximately 56,200 square feet in total and consists of 5,000 square feet of office and service department space and a 51,200 square foot warehouse. ICU Eyewear leases this premises pursuant to a 5-year lease commencing July 1, 2023 at a monthly rate of $35,000 with increases of up to $45,610 during the least year of the term.

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

Number of Holders of Our Common Shares

As of April 24, 2024, there were approximately 55 shareholders of record of our common shares. In computing the number of holders of record of our common shares, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single shareholder.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information about the securities authorized for issuance under our incentive plans as of December 31, 2023.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-	-	20,000
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	20,000

On May 28, 2023, our board of directors adopted our 2023 Equity Incentive Plan, which was approved by shareholders at our annual meeting on May 9, 2023. As of December 31, 2023, no awards have been granted and the maximum number of common shares that may be issued is 20,000 shares.

Dividend Policy

Holders of our series A senior convertible preferred shares are entitled to dividends at a rate per annum of 29% of the stated value of $2.20 per share (subject to adjustment). Dividends shall accrue from day to day, whether or not declared, and shall be cumulative. Dividends shall be payable quarterly in arrears on each dividend payment date in cash or common shares at our discretion. Dividends payable in common shares shall be calculated based on a price equal to eighty percent (80%) of the volume weighted average price for the common shares on our principal trading market during the five (5) trading days immediately prior to the applicable dividend payment date; provided that if our common shares are not registered, any dividends payable in common shares shall be calculated based upon the fixed price of $1.57; and provided further that we may only elect to pay dividends in common shares based upon such fixed price if the volume weighted average price for the common shares on our principal trading market during the five (5) trading days immediately prior to the applicable dividend payment date is $1.57 or higher.

Holders of our series B senior convertible preferred shares are entitled to dividends at a rate per annum of 24% of the stated value of $3.30 per share (subject to adjustment). Dividends shall accrue from day to day, whether or not declared, and shall be cumulative. Dividends shall be payable quarterly in arrears on each dividend payment date in cash or common shares at our discretion. Dividends payable in common shares shall be calculated based on a price equal to eighty percent (80%) of the volume weighted average price for the common shares our principal trading market during the five (5) trading days immediately prior to the applicable dividend payment date; provided that if our common shares are not registered, any dividends payable in common shares shall be calculated based upon the fixed price of $2.70; and provided further that we may only elect to pay dividends in common shares based upon such fixed price if the volume weighted average price for the common shares on our principal trading market during the five (5) trading days immediately prior to the applicable dividend payment date is $2.70 or higher.

We plan to make regular distributions on our outstanding common shares, subject to our operating subsidiaries generating sufficient cash flow to support such regular cash distributions. Our distribution policy will be based on the liquidity and capital of our businesses and on our intention to pay out as distributions to our shareholders most of the cash resulting from the ordinary operation of the businesses, and not to retain significant cash balances in excess of what is prudent for our company or our businesses, or as may be prudent for the consummation of attractive acquisition opportunities. If our strategy is successful, we expect to maintain and increase the level of regular distributions to common shareholders in the future.

The declaration and payment of any distribution to our common shareholders will be subject to the approval of our board of directors. Our board of directors will take into account such matters as general business conditions, our financial condition, results of operations, capital requirements and any contractual, legal and regulatory restrictions on the payment of distributions by us to our shareholders or by our subsidiaries to us, and any other factors that the board of directors deems relevant. However, even if our board of directors were to decide to declare and pay distributions, our ability to pay such distributions may be adversely impacted due to unknown liabilities, government regulations, financial covenants of our debt, funds needed for acquisitions and to satisfy short- and long-term working capital needs of our businesses, or if our operating subsidiaries do not generate sufficient earnings and cash flow to support the payment of such distributions. In particular, we may incur debt in the future to acquire new businesses, which debt will have substantial debt commitments, which must be satisfied before we can make distributions. These factors could affect our ability to continue to make distributions to our common shareholders.

We may use cash flow from our operating subsidiaries, capital resources, including borrowings under any third-party credit facilities that we establish, or reduction in equity to pay a distribution. See “Material U.S. Federal Income Tax Considerations” included in our prospectus, dated February 9, 2024 and filed with the SEC on February 14, 2024, for more information about the tax treatment of distributions to our shareholders.

Recent Sales of Unregistered Securities

We have not sold any equity securities during the 2023 fiscal year that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2023 fiscal year.

Purchases of Equity Securities

No repurchases of our common shares were made during the fourth quarter of 2023.

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

Recent Developments

Public Offering

On February 9, 2024, we entered into a securities purchase agreement with certain purchasers and a placement agency agreement with Spartan Capital Securities, LLC, or Spartan, pursuant to which we agreed to issue and sell to such purchasers an aggregate of 1,825,937 common shares and pre-funded warrants for the purchase of 3,174,063 common shares at an offering price of $1.00 per common share and $0.99 per pre-funded warrant, pursuant to our effective registration statement on Form S-1 (File No. 333-276670). On February 14, 2024, the closing of this offering was completed. At the closing, the purchasers prepaid the exercise price of the pre-funded warrants in full. Therefore, we received total gross proceeds of $5,000,000. Pursuant to the placement agency agreement, Spartan received a cash transaction fee equal to 8% of the aggregate gross proceeds and reimbursement of certain out-of-pocket expenses. After deducting these and other offering expenses, we received net proceeds of approximately $4,460,000.

The pre-funded warrants are exercisable at any time until they are exercised in full at an exercise price of $0.01 per share, which has been pre-paid by the purchasers in full. The exercise price and number of common shares issuable upon exercise will adjust in the event of certain share dividends and distributions, share splits, share combinations, reclassifications or similar events affecting the common shares. Notwithstanding the foregoing, a holder will not have the right to exercise any portion of a pre-funded warrant if the holder (together with its affiliates) would beneficially own in excess of 4.99% of the number of common shares outstanding immediately after giving effect to the exercise, which such percentage may be increased or decreased by the holder, but not in excess of 9.99%, upon at least 61 days’ prior notice to us.

OID Note Extension

We used a portion of the net proceeds of the public offering to repay $1,250,000 of the 20% OID subordinated promissory notes described under “—Liquidity and Capital Resources” below. Pursuant to a note extension agreement, the maturity date of the remaining notes was extended to the earlier of (i) April 11, 2024 or (ii) the completion of a subsequent financing, in exchange for an additional 20% original issue discount. We also subsequently repaid one of the notes in the principal amount of $187,500. Accordingly, the aggregate principal amount of the remaining notes is $2,109,375.

New OID Note

On March 4, 2024, we issued a 20% OID subordinated note in the principal amount of $1,250,000 to an accredited investor for a purchase price of $1,000,000. On March 27, 2024, the note was amended and restated to increase the principal amount to $1,562,500 and to increase the purchase price to $1,250,000. On April 9, 2024, the note was further amended and restated to increase the principal amount to $2,500,000 and to increase the purchase price to $2,000,000. This note is due and payable on June 4, 2024; provided, however, that if we have filed, prior to such date, a registration statement on Form S-1 relating to a public offering of our equity and the Form S-1 is still being reviewed by the SEC as of such date, then the maturity date will be automatically extended until July 5, 2024 and the principal amount of the note shall be increased to $2,750,000. We may voluntarily prepay the note in full at any time. In addition, if we consummate any equity or equity-linked or debt securities issuance, or enter into a loan agreement or other financing, other than certain excluded debt (as defined in the note), then we must prepay the note in full. The note is unsecured and has priority over all other unsecured indebtedness, except for certain senior indebtedness (as defined in the note). The note contains customary affirmative and negative covenants and events of default for a loan of this type.

Management Fees

On April 15, 2013, we and our manager entered into a management services agreement, pursuant to which we are required to pay our manager a quarterly management fee equal to 0.5% of our adjusted net assets for services performed (which we refer to as the parent management fee). The amount of the parent management fee with respect to any fiscal quarter is (i) reduced by the aggregate amount of any management fees received by our manager under any offsetting management services agreements with respect to such fiscal quarter, (ii) reduced (or increased) by the amount of any over-paid (or under-paid) parent management fees received by (or owed to) our manager as of the end of such fiscal quarter, and (iii) increased by the amount of any outstanding accrued and unpaid parent management fees. We did not expense any parent management fees for the years ended December 31, 2023 and 2022.

1847 Asien entered into an offsetting management services agreement with our manager. Pursuant to the management services agreement, our manager will provide certain services to 1847 Asien in exchange for a quarterly management fee. This fee will be the greater of $75,000 or 2% of adjusted net assets (as defined within the management services agreement). 1847 Asien expensed management fees of $300,000 for the years ended December 31, 2023 and 2022.

On August 21, 2020, 1847 Cabinet entered into an offsetting management services agreement with our manager, which was amended on October 8, 2021. Pursuant to the amended management services agreement, our manager will provide certain services to 1847 Cabinet in exchange for a quarterly management fee. This fee will be the greater of $125,000 or 2% of adjusted net assets (as defined within the amended management services agreement). 1847 Cabinet expensed management fees of $500,000 for the years ended December 31, 2023 and 2022.

On March 30, 2021, 1847 Wolo entered into an offsetting management services agreement with our manager. Pursuant to the management services agreement, our manager will provide certain services to 1847 Wolo in exchange for a quarterly management fee. This fee will be the greater of $75,000 or 2% of adjusted net assets (as defined within the management services agreement). 1847 Wolo expensed management fees of $300,000 for the years ended December 31, 2023 and 2022.

On February 9, 2023, 1847 ICU entered into an offsetting management services agreement with our manager. Pursuant to the management services agreement, our manager will provide certain services to 1847 ICU in exchange for a quarterly management fee. This fee will be the greater of $75,000 or 2% of adjusted net assets (as defined within the management services agreement). 1847 ICU expensed management fees of $225,000 for the years ended December 31, 2023.

In addition, if the aggregate amount of management fees paid or to be paid to our manager under the offsetting management services agreements, exceeds, or is expected to exceed, 9.5% of our gross income in any fiscal year or the parent management fee in any fiscal quarter, then the management fee to be paid by such entities shall be reduced, on a pro rata basis determined by reference to the other management fees to be paid to our manager under other offsetting management services agreements.

On a consolidated basis, our company expensed total management fees of $1,325,000 and $1,100,000 for the years ended December 31, 2023 and 2022, respectively.

Segments

We have four reportable segments:

●	The retail and appliances segment provides a wide variety of appliance products (laundry, refrigeration, cooking, dishwashers, outdoor, accessories, parts, and other appliance-related products).

●	The retail and eyewear segment provides a wide variety of eyewear products (non-prescription reading glasses, sunglasses, blue light blocking eyewear, sun readers, outdoor specialty sunglasses and other eyewear-related products) as well as personal protective equipment (face masks and select health and personal care items).

●	The construction segment provides finished carpentry products and services (door frames, base boards, crown molding, cabinetry, bathroom sinks and cabinets, bookcases, built-in closets, fireplace mantles, windows, and custom design and build of cabinetry and countertops).

●	The automotive supplies segment provides horn and safety products (electric, air, truck, marine, motorcycle, and industrial equipment) and vehicle emergency and safety warning lights (cars, trucks, industrial equipment, and emergency vehicles).

We report all other business activities that are not reportable in the corporate services segment. We provide general corporate services to our segments; however, these services are not considered when making operating decisions and assessing segment performance. the corporate services segment includes costs associated with executive management, financing activities and other public company-related costs.

Results of Operations

The following table sets forth key components of our results of operations during the years ended December 31, 2023 and 2022, both in dollars and as a percentage of our revenues.

	Years Ended December 31,
	2023		2022
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$68,681,818	100.0%	$48,929,124	100.0%
Operating expenses
Cost of revenues	45,139,169	65.7%	33,227,730	67.9%
Personnel	13,593,090	19.8%	9,531,101	19.5%
Depreciation and amortization	2,240,680	3.3%	2,037,112	4.2%
General and administrative	12,995,974	18.9%	9,872,689	20.2%
Impairment of goodwill and intangible assets	14,648,048	21.3%	-	-
Total operating expenses	88,616,961	129.0%	54,668,632	111.7%
Loss from operations	(19,935,143)	(29.0)%	(5,739,508)	(11.7)%
Other income (expense)
Other income (expense)	(213,391)	(0.3)%	(11,450)	(0.0)%
Interest expense	(11,442,802)	(16.7)%	(4,594,740)	(9.4)%
Gain on disposal of property and equipment	18,026	0.0%	65,417	0.1%
Loss on extinguishment of debt	-	-	(2,039,815)	(4.2)%
Loss on change in fair value of warrant liability	(27,900)	(0.0)%	-	-
Gain on change in fair value of derivative liabilities	385,138	0.6%	-	-
Loss on write-down of contingent note payable	-	-	(158,817)	(0.3)%
Total other expense	(11,280,929)	(16.4)%	(6,739,405)	(13.8)%
Net loss before income taxes	(31,216,072)	(45.5)%	(12,478,913)	(25.5)%
Income tax benefit (expense)	(391,855)	(0.6)%	1,677,000	3.4%
Net loss	$(31,607,927)	(46.0)%	$(10,801,913)	(22.1)%

Total revenues. Our total revenues were $68,681,818 for the year ended December 31, 2023, as compared to $48,929,124 for the year ended December 31, 2022.

The retail and appliances segment generates revenue through the sales of home furnishings, including appliances and related products. Revenues from the retail and appliances segment decreased by $1,709,881, or 16.0%, to $8,961,248 for the year ended December 31, 2023 from $10,671,129 for the year ended December 31, 2022. The decline in revenues was primarily attributed to ongoing supply chain delays and decreased customer demand.

The retail and eyewear segment generates revenue through sales of eyewear products, including non-prescription reading glasses, sunglasses, blue light blocking eyewear, sun readers and outdoor specialty sunglasses. Revenues for the retail and eyewear segment were $15,454,097 for the period from February 9, 2023 (date of acquisition) to December 31, 2023.

The construction segment generates revenue through the sale of finished carpentry products and services, including doors, door frames, base boards, crown molding, cabinetry, bathroom sinks and cabinets, bookcases, built-in closets, and fireplace mantles, among others, as well as kitchen countertops. Revenues from the construction segment increased by $7,946,980, or 25.0%, to $39,715,887 for the year ended December 31, 2023 from $31,768,907 for the year ended December 31, 2022. The increase in revenues was primarily attributed to an increase in new multi-family projects and an increase in the average customer contract value.

The automotive supplies segment generates revenue through the design and sale of horn and safety products (electric, air, truck, marine, motorcycle and industrial equipment), including vehicle emergency and safety warning lights for cars, trucks, industrial equipment and emergency vehicles. Revenues from the automotive supplies segment decreased by $1,938,502, or 29.9%, to $4,550,586 for the year ended December 31, 2023 from $6,489,088 for the year ended December 31, 2022. The decline in revenues was primarily attributed to ongoing supply chain delays with manufacturers and decreased customer demand.

Cost of revenues. Our total cost of revenues was $45,139,169 for the year ended December 31, 2023, as compared to $33,227,730 for the year ended December 31, 2022.

Cost of revenues for the retail and appliances segment consists of the cost of purchased merchandise plus the cost of delivering merchandise and where applicable installation, net of promotional rebates and other incentives received from vendors. Cost of revenues for the retail and appliances segment decreased by $1,119,739, or 13.6%, to $7,083,662 for the year ended December 31, 2023 from $8,203,401 for the year ended December 31, 2022. Such decrease was primarily attributed to the corresponding decrease in revenues, offset by increased product costs. As a percentage of retail and appliances revenues, cost of revenues for the retail and appliances segment was 79.0% and 76.9% for the years ended December 31, 2023 and 2022, respectively.

Cost of revenues for the retail and eyewear segment consists of the costs of purchased finished goods plus freight and tariff costs. Cost of revenues for the retail and eyewear segment was $11,738,639, or 76.0% of retail and eyewear revenues, for the period from February 9, 2023 (date of acquisition) to December 31, 2023.

Cost of revenues for the construction segment consists of finished goods, lumber, hardware and materials and plus direct labor and related costs, net of any material discounts from vendors. Cost of revenues for the construction segment increased by $2,182,048, or 10.4%, to $23,162,151 for the year ended December 31, 2023 from $20,980,103 for the year ended December 31, 2022. Such increase was primarily attributed to the corresponding increase in revenues, offset by improved supply chain negotiations leading to better pricing and more efficient procurement processes. As a percentage of construction revenues, cost of revenues for the construction segment was 58.3% and 66.0% for the years ended December 31, 2023 and 2022, respectively.

Cost of revenues for the automotive supplies segment consists of the costs of purchased finished goods plus freight and tariff costs. Cost of revenues for the automotive supplies segment decreased by $889,509, or 22.0%, to $3,154,717 for the year ended December 31, 2023 from $4,044,226 for the year ended December 31, 2022. Such decrease was primarily attributed to the corresponding decrease in revenues, offset by increased product costs. As a percentage of automotive supplies revenues, cost of revenues for the automotive supplies segment was 69.3% and 62.3% for the years ended December 31, 2023 and 2022, respectively.

Personnel costs. Personnel costs include employee salaries and bonuses plus related payroll taxes. It also includes health insurance premiums, 401(k) contributions, and training costs. Our total personnel costs were $13,593,090 for the year ended December 31, 2022, as compared to $9,531,101 for the year ended December 31, 2022.

Personnel costs for the retail and appliances segment decreased by $79,821, or 9.7%, to $742,718 for the year ended December 31, 2023 from $822,539 for the year ended December 31, 2022. Such decrease was primarily attributed to decreased employee headcount as a result of decreased revenues. As a percentage of retail and appliances revenue, personnel costs for the retail and appliances segment were 8.3% and 7.7% for the years ended December 31, 2023 and 2022, respectively.

Personnel costs for the retail and eyewear segment was $2,793,210, or 18.1% of retail and eyewear revenues, for the period from February 9, 2023 (date of acquisition) to December 31, 2023.

Personnel costs for the construction segment increased by $1,400,389, or 23.0%, to $7,500,763 for the year ended December 31, 2023 from $6,100,374 for the year ended December 31, 2022. Such increase was primarily attributed to increased employee headcount as a result of increased revenues, offset the implementation of revised compensation policies aimed at enhancing cost efficiency. As a percentage of construction revenue, personnel costs for the construction segment were 18.9% and 19.2% for the years ended December 31, 2023 and 2022, respectively.

Personnel costs for the automotive supplies segment decreased by $176,973, or 16.2%, to $917,388 for the year ended December 31, 2023 from $1,094,361 for the year ended December 31, 2022. Such decrease was primarily attributed to decreased employee headcount as a result of decreased revenues. As a percentage of automotive supplies revenues, personnel costs for the automotive supplies segment were 20.2% and 16.9% for the years ended December 31, 2023 and 2022, respectively.

Personnel costs for the corporate services segment increased by $125,184, or 8.3%, to $1,639,011 for the year ended December 31, 2023 from $1,513,827 for the year ended December 31, 2022. Such increase was primarily attributed to accrued management bonuses and wages.

Depreciation and amortization. Our total depreciation and amortization expense increased by $203,568, or 10.0%, to $2,240,680 for the year ended December 31, 2023 from $2,037,112 for the year ended December 31, 2022. Such increase was primarily as a result of increased amortization of intangible assets acquired in the acquisition of ICU Eyewear.

General and administrative expenses. Our general and administrative expenses consist primarily of professional advisor fees, stock-based compensation, bad debts reserve, rent expense, advertising, bank fees, and other expenses incurred in connection with general operations. Our total general and administrative expenses were $12,995,974 for the year ended December 31, 2023, as compared to $9,872,689 for the year ended December 31, 2022.

General and administrative expenses for the retail and appliances segment decreased by $99,270, or 6.0%, to $1,550,432 for the year ended December 31, 2023 from $1,649,702 for the year ended December 31, 2022. Such decrease was primarily attributed to the decrease in revenues, offset by increased rent and office expenditures. As a percentage of retail and appliances revenue, general and administrative expenses for the retail and appliances segment were 17.3% and 15.5% for the years ended December 31, 2023 and 2022, respectively.

General and administrative expenses for the retail and eyewear segment was $1,649,240, or 10.7% of retail and eyewear revenues, for the period from February 9, 2023 (date of acquisition) to December 31, 2023.

General and administrative expenses for the construction segment increased by $84,140, or 1.7%, to $5,145,345 for the year ended December 31, 2023 from $5,156,425 for the year ended December 31, 2022. Such increase was primarily attributed to increased revenues, along with increases in rent and office expenditures, offset by decreased professional fees. As a percentage of construction revenue, general and administrative expenses for the construction segment were 13.0% and 16.2% for the years ended December 31, 2023 and 2022, respectively.

General and administrative expenses for the automotive supplies segment decreased by $130,805, or 10.3%, to $1,144,564 for the year ended December 31, 2023 from $1,275,369 for the year ended December 31, 2022. Such decrease was primarily attributed to the decrease in revenues, offset by increased office expenditures. As a percentage of automotive supplies revenue, general and administrative expenses for the automotive supplies segment were 25.2% and 19.7% for the years ended December 31, 2023 and 2022, respectively.

General and administrative expenses for the corporate services segment increased by $1,619,980, or 85.9%, to $3,506,393 for the year ended December 31, 2023 from $1,886,413 for the year ended December 31, 2022. Such increase was primarily attributed to increased professional fees, insurance expenses, and board fees.

Impairment of goodwill and intangible assets. For the year ended December 31, 2023, we recorded goodwill impairments of $10,401,218 and intangible asset impairments of $4,246,830, as compared to no impairments for the year ended December 31, 2022.

Total other income (expense). We had $11,280,929 in total other expense, net, for the year ended December 31, 2023, as compared to other expense, net, of $6,739,405 for the year ended December 31, 2022. Other expense, net, for the year ended December 31, 2023 consisted of interest expense of $11,442,802, other expense of $213,391 and a loss on change in fair value of warrant liability of $27,900, offset by a gain on disposal of property and equipment of $18,026 and a gain on change in fair value of derivative liabilities of $385,138, while other expense, net, for the year ended December 31, 2022 consisted of interest expense of $4,594,740, a loss on extinguishment of debt of $2,039,815, a loss on write-down of contingent note payable of $158,817 and other expense of $11,450, offset by a gain on disposal of property and equipment of $65,417. As noted above, our total interest expense increased by $6,848,062, or 149.0%, primarily due to a new revolving loan and promissory notes issued in 2023, as described in more detail below.

Income tax benefit (expense).  We had an income tax expense of $391,855 and an income tax benefit of $1,677,000 for the years ended December 31, 2023 and 2022, respectively.

Net loss. As a result of the cumulative effect of the factors described above, our net loss was $31,607,927 for the year ended December 31, 2023, as compared to $10,801,913 for the year ended December 31, 2022, an increase of $20,806,014, or 192.6%.

Liquidity and Capital Resources

As of December 31, 2023, we had cash and cash equivalents of $766,414. For the year ended December 31, 2023, we incurred a loss from operations of $19,935,143, cash flows used in operations of $7,540,293 and working capital deficit of $9,424,591. We have generated operating losses since inception and have relied on cash on hand, sales of securities, external bank lines of credit, and issuance of third-party and related party debt to support cashflow from operations, which creates substantial doubt about our ability to continue as a going concern for a period at least one year.

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

Our primary use of funds will be for future acquisitions, public company expenses including regular distributions to our shareholders, investments in future acquisitions, payments to our manager pursuant to the management services agreement, potential payment of profit allocation to our manager and potential put price to our manager in respect of the allocation shares it owns. The management fee, expenses, potential profit allocation and potential put price are paid before distributions to shareholders and may be significant and exceed the funds we hold, which may require us to dispose of assets or incur debt to fund such expenditures. See Item 1 “Business—Our Manager” for more information concerning the management fee, the profit allocation and put price.

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

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the period indicated:

Cash Flow

	For the Years Ended December 31,
	2023	2022
Net cash used in operating activities	$(7,540,293)	$(4,131,477)
Net cash used in investing activities	(3,893,908)	(160,418)
Net cash provided by financing activities	11,121,260	3,987,717
Net change in cash and cash equivalents	(312,941)	(304,178)
Cash and cash equivalents at beginning of year	1,079,355	1,383,533
Cash and cash equivalent at end of year	$766,414	$1,079,355

Net cash used in operating activities was $7,540,293 for the year ended December 31, 2023, as compared to $4,131,477 for the year ended December 31, 2022. Significant factors affecting the increase in net cash used in operating activities were primarily a result of the net loss during the year ended December 31, 2023, decreased accounts payable and accrued expenses, customer deposits and increased inventories and prepaid expenses, partially offset by decreased receivables and increased contract liabilities.

Net cash used in investing activities was $3,893,908 for the year ended December 31, 2023, as compared to $160,418 for the year ended December 31, 2022. The increase in the net cash used in investing activities was primarily a result of the cash paid for the acquisition of ICU Eyewear.

Net cash provided by financing activities was $11,121,260 for the year ended December 31, 2023, as compared to $3,987,717 for the year ended December 31, 2022. The increase in the net cash provided by investing activities was primarily a result of the proceeds from the private placements and revolving loan described below, offset by decreased proceeds from public offerings.

Public Offering

On July 3, 2023, we entered into a securities purchase agreement with certain purchasers and a placement agency agreement with Spartan, pursuant to which we agreed to issue and sell to such purchasers an aggregate of 38,450 common shares and prefunded warrants for the purchase of 55,000 common shares at an offering price of $20 per common share and $19 per pre-funded warrant, pursuant to our effective registration statement on Form S-1 (File No. 333-272057). On July 7, 2023, the closing of this offering was completed. At the closing, the purchasers prepaid the exercise price of the prefunded warrants in full. Therefore, we received total gross proceeds of $1,869,000. Pursuant to the placement agency agreement, Spartan received a cash transaction fee equal to 8% of the aggregate gross proceeds and reimbursement of certain out-of-pocket expenses. After deducting these and other offering expenses, we received net proceeds of approximately $1,494,480. All of the purchasers exercised the prefunded warrants in full either at closing or shortly thereafter and we issued an aggregate of 55,000 common shares upon such exercise.

Registered Direct Offering

On July 14, 2023, we entered into a securities purchase agreement with certain purchasers and a placement agency agreement with Spartan, which were amended pursuant to an amendatory agreement, dated July 18, 2023, among our company, Spartan and such purchasers. Pursuant to the foregoing, on July 18, 2023, we issued and sold to such purchasers an aggregate of 40,000 common shares at a purchase price of $24 per share for total gross proceeds of $960,000, pursuant to our effective shelf registration statement on Form S-3 (File No. 333-269509). Spartan received a cash transaction fee equal to 8% of the aggregate gross proceeds and reimbursement of certain out-of-pocket expenses. After deducting these and other offering expenses, we received net proceeds of approximately $858,200.

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

As of December 31, 2023, the outstanding principal balance is $3,647,511, net of debt discounts of $683,029, with an accrued interest balance of $59,080.

Private Placements of Promissory Notes and Warrants

On February 3, 2023, we entered into securities purchase agreements with two accredited investors, Mast Hill Fund, L.P., or Mast Hill, and Leonite Fund I, LP, or Leonite, pursuant to which we issued to such investors (i) promissory notes in the aggregate principal amount of $604,000 and (ii) five-year warrants for the purchase of an aggregate of 1,259 common shares at an adjusted exercise price of $2.76 per share (subject to adjustments as defined in the warrant agreement) for total cash proceeds of $540,000. As additional consideration, we issued an aggregate of 1,259 common shares to the investors as a commitment fee. Additionally, we issued a five-year warrant to J.H. Darbie & Co (the broker) for the purchase of 9 common shares at an adjusted exercise price of $2.76 per share (subject to adjustments as defined in the warrant agreement).

On February 9, 2023, we entered into securities purchase agreements with two accredited investors, Mast Hill and Leonite, pursuant to which we issued to such investors (i) promissory notes in the aggregate principal amount of $2,557,575 and (ii) five-year warrants for the purchase of an aggregate of 5,329 common shares at an adjusted exercise price of $2.76 per share (subject to adjustments as defined in the warrant agreement) for total cash proceeds of $2,271,818. As additional consideration, we issued 2,898 common shares to Mast Hill and issued to Leonite a five-year warrant for the purchase of 2,431 common shares at an exercise price of $1.00 per share (subject to adjustments as defined in the warrant agreement), which were issued as a commitment fee. Additionally, we issued a five-year warrant to J.H. Darbie & Co (the broker) for the purchase of 120 common shares at an adjusted exercise price of $2.76 per share (subject to adjustments as defined in the warrant agreement).

On February 22, 2023, we entered into securities purchase agreement with one accredited investor, Mast Hill, pursuant to which we issued to such investor (i) a promissory note in the principal amount of $878,000 and (ii) five-year warrants for the purchase of 1,830 common shares at an adjusted exercise price of $2.76 per share (subject to adjustments as defined in the warrant agreement) for total cash proceeds of $737,700. As additional consideration, we issued a five-year warrant for the purchase of 1,984 common shares at an exercise price of $1.00 per share (subject to adjustments as defined in the warrant agreement) to the investor as a commitment fee. Additionally, we issued a five-year warrant to J.H. Darbie & Co (the broker) for the purchase of 76 common shares at an adjusted exercise price of $2.76 per share (subject to adjustments as defined in the warrant agreement).

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

The notes become convertible into common shares at the option of the holders at any time on or following the date that an event of default (as defined in the note agreement) occurs under the notes at a conversion price equal the lower of (i) $420 per share (subject to adjustments as defined in the note agreement) and (ii) 80% of the lowest volume weighted average price of the common shares on any trading day during the five (5) trading days prior to the conversion date; provided that such conversion price shall not be less than $3.00 per share.

We evaluated the embedded features within these notes in accordance with ASC 480 and ASC 815. We determined that the embedded features, specifically (i) the default penalty of 15% on outstanding principal and accrued interest, and (ii) the conversion option into common shares at the lower of $420 per share or 80% of the lowest volume weighted average price for the common shares on our principal trading market, or the VWAP, in the five days preceding conversion, subject to a $3.00 floor price, constitute derivative liabilities. These features, arising from default provisions not within our control, including the contingent interest feature and the contingent conversion (deemed redemption) feature, meet the definition of a derivative and do not qualify for derivative accounting exemptions. Consequently, these embedded features are bifurcated from the debt host and recognized as a single derivative liability.

The initial fair value of the derivative liabilities was determined using a Monte Carlo Simulation valuation model, considering various potential outcomes and scenarios. The model used the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 160.45%; (iii) risk-free interest rate of 4.68%; (iv) maximum term of one year; (v) estimated fair value of the common shares of $193 per share; and (vi) various probability assumptions. Subsequent changes in fair value are recognized in the statement of operations each reporting period. The issuance costs for the promissory notes, along with the allocated fair values of both the warrants and the bifurcated embedded derivative liability, have been collectively treated as a debt discount. This discount is being amortized to interest expense over the term of the promissory notes using the effective interest method.

On August 4, 2023, we received notices from Mast Hill and Leonite that an event of default had occurred under the notes issued on February 3, 2023 for failure to make certain payments when due. Mast Hill and Leonite agreed in writing that they would not require any payments in cash for the over-due amounts or accelerate the payments due under the notes for a period of 60 days. Since an event of default occurred, Mast Hill and Leonite have the right to convert the notes, including the over-due amounts, penalties and fees, into common shares at their election. On August 4, 2023, Mast Hill converted its note in full into 5,536 common shares, which conversion amount included $91,174 of principal, interest and certain penalties and fees. In August 2023, Leonite converted its note in full into 47,979 common shares, which conversion amount included $730,814 of principal, interest and certain penalties and fees.

On August 9, 2023, we received notices from Mast Hill and Leonite that an event of default had occurred under the notes issued on February 9, 2023 for failure to make certain payments when due. Mast Hill and Leonite agreed in writing that they would not require any payments in cash for the over-due amounts or accelerate the payments due under the notes for a period of 60 days. Since an event of default occurred, Mast Hill and Leonite have the right to convert the notes, including the over-due amounts, penalties and fees, into common shares at their election. In August 2023, Mast Hill converted a portion of its note into 100,691 common shares, which conversion amount included $1,002,556 of principal, interest and certain penalties and fees. In August and December 2023, Leonite converted a portion of its note into 222,050 common shares, which conversion amount included $1,536,582 of principal, interest and certain penalties and fees.

On August 31, 2023, our company, Mast Hill and Leonite entered into amendments to the notes issued on February 9, 2023 and February 22, 2023, pursuant to which the parties agreed to extend the maturity date of these remaining notes to August 31, 2024 and we agreed to make monthly payments commencing on September 30, 2023, as further described in the amendments. Mast Hill and Leonite have also agreed not to convert any portion of the remaining notes as long as we make these payments on time or receives approval from us to do so. As additional consideration for the amendments, we agreed to pay Mast Hill and Leonite an amendment fee equal to 10% of the principal amounts of the remaining notes.

As of December 31, 2023, the total outstanding principal balance of these notes is $1,222,408, with an accrued interest balance of $45,956.

Private Placement of 20% OID Notes and Warrants

On August 11, 2023, we entered into a securities purchase agreement in a private placement transaction with certain accredited investors, pursuant to which we issued and sold to the investors 20% OID subordinated promissory notes in the aggregate principal amount of $3,125,000 and warrants for the purchase of an aggregate of 40,989 common shares for total cash proceeds of $2,218,000.

The notes are due and payable on February 11, 2024. We may voluntarily prepay the notes in full at any time. In addition, if we consummate any equity or equity-linked or debt securities issuance, or enter into a loan agreement or other financing, other than certain excluded debt (as defined in the note agreement), then we must prepay the notes in full. The notes are unsecured and have priority over all other unsecured indebtedness of our company, except for certain senior indebtedness (as defined in the note agreement). The notes contain customary affirmative and negative covenants and events of default for a loan of this type.

The warrants are exercisable for a period five (5) years at an exercise price of $18.30 per share (subject to adjustments as defined in the warrant agreement) and may be exercised on a cashless basis if at the time of exercise there is no effective registration statement registering, or the prospectus contained therein is not available for, the issuance of common shares upon exercise thereof.

Spartan acted as placement agent in connection with the securities purchase agreement and received (i) a cash transaction fee equal to 6% of the aggregate gross proceeds, (ii) a non-accountable and non-reimbursable due diligence and expense fee equal to 1% of the aggregate gross proceeds and (iii) a warrant for the purchase of a number of common shares equal to eight percent (8%) of the number common shares issuable upon conversion of the notes and exercise of the warrants at an exercise price of $20.13 per share (subject to adjustments as defined in the warrant agreement), resulting in the issuance of a warrant for 86,613 common shares. The warrant is exercisable at any time six months after the date of issuance and until the fifth anniversary thereof.

Subject to equityholder approval (as defined in the securities purchase agreement), the notes are convertible into common shares at the option of the holders at any time on or following the date that an event of default (as defined in the note agreement) occurs at a conversion price equal to 90% of the lowest volume weighted average price of our common shares on any trading day during the five (5) trading days prior to the conversion date; provided that such conversion price shall not be less than $3.00 per share. The conversion price of the notes is subject to standard adjustments, including a price-based adjustment in the event that we issue any common shares or other securities convertible into or exercisable for common shares at an effective price per share that is lower than the conversion price, subject to certain exceptions.

We evaluated the embedded features within these promissory notes in accordance with ASC 480 and ASC 815. We determined that the embedded features, specifically (i) the default penalty of 40% on outstanding principal, and (ii) the conversion option into common shares at 90% of the lowest VWAP in the five days preceding conversion, subject to a $3.00 floor price, constitute derivative liabilities. These features, arising from default provisions not within our control, including the contingent interest feature and the contingent conversion (deemed redemption) feature, meet the definition of a derivative and do not qualify for derivative accounting exemptions. Consequently, these embedded features are bifurcated from the debt host and recognized as a single derivative liability.

The initial fair value of the derivative liabilities was determined using a Monte Carlo Simulation valuation model, considering various potential outcomes and scenarios. The model used the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 145.37%; (iii) risk-free interest rate of 5.37%; (iv) maximum term of one year; (v) estimated fair value of the common shares of $18.52 per share; and (vi) various probability assumptions. Subsequent changes in fair value are recognized in the statement of operations each reporting period. The issuance costs for the promissory notes, along with the allocated fair values of both the warrants and the bifurcated embedded derivative liability, have been collectively treated as a debt discount. This discount is being amortized to interest expense over the term of the promissory notes using the effective interest method.

As of December 31, 2023, the total outstanding principal balance is $29,355, net of debt discounts of $3,095,645.

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

We recorded a debt discount of $555,000, which will be amortized under the effective interest method. We are utilizing the prospective method to account for subsequent changes in the estimated future payments, whereby if there is a change in the estimated future cash flows, a new effective interest rate is determined based on the revised estimate of remaining cash flows. The effective interest rate was 72.4%.

On November 30, 2023, this agreement was amended to increase the sale of future revenues outstanding balance by $1,375,500 to $1,965,000 for net cash proceeds of $865,500. All other terms remained the same.

As a result of the amendment, we recorded a debt discount of $510,000, which will be amortized under the effective interest method. We are utilizing the prospective method to account for subsequent changes in the estimated future payments, whereby if there is a change in the estimated future cash flows, a new effective interest rate is determined based on the revised estimate of remaining cash flows. The effective interest rate is 65.1%.

As of December 31, 2023, the outstanding principal balance is $1,807,800, net of debt discounts of $438,916.

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

As of December 31, 2023, the total outstanding principal balance is $500,000, with an accrued interest balance of $27,083.

Secured Convertible Promissory Notes

On October 8, 2021, we and each of our subsidiaries 1847 Asien, 1847 Wolo, and 1847 Cabinet (which we collectively refer to as the Guarantors) entered into a note purchase agreement with two institutional investors, pursuant to which we issued to these purchasers secured convertible promissory notes in the aggregate principal amount of $24,860,000. The notes contain an aggregate original issue discount of $497,200. As a result, the total purchase price was $24,362,800. After payment of expenses of $617,825, we received net proceeds of $23,744,975, of which $10,687,500 was used to fund the cash portion of the purchase price for the acquisition of High Mountain and Innovative Cabinets. In addition, as consideration for the financing, we granted the financing agent warrants for the purchase of 3,602 common shares with a fair value of $956,526 and 7.5% interest in High Mountain and Innovative Cabinets which had a fair value of $1,146,803. The agent fees were reflected as a discount against the convertible note payable with the warrants being included in additional paid in capital and the equity interest being included within noncontrolling interest on the consolidated balance sheet.

The notes bear interest at a rate per annum equal to the greater of (i) 4.75% plus the U.S. Prime Rate that appears in The Wall Street Journal from time to time or (ii) 8%; provided that, upon an event of default (as defined in the note agreement), such rate shall increase to 24% or the maximum legal rate. Payments of interest only, computed at such rate on the outstanding principal amount, will be due and payable quarterly in arrears commencing on January 1, 2022 and continuing on the first day of each calendar quarter thereafter through and including the maturity date, October 8, 2026.

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

The holders of the notes may, in their sole discretion, elect to convert any outstanding and unpaid principal portion of the notes, and any accrued but unpaid interest on such portion, into our common shares at an adjusted conversion price equal to $2.76 per share (subject to adjustments as defined in the note agreement); provided that the notes contain certain beneficial ownership limitations.

The note purchase agreement and the notes contain customary representations, warranties, affirmative and negative financial and other covenants and events of default for loans of this type. The notes are guaranteed by each of the Guarantors and are secured by a first priority security interest in all of the assets of our company and the Guarantors.

As of December 31, 2023, the total outstanding principal balance is $23,052,078, net of debt discounts of $1,807,922, with an accrued interest balance of $881,711.

6% Subordinated Convertible Promissory Notes

On October 8, 2021, 1847 Cabinet issued 6% subordinated convertible promissory notes in the aggregate principal amount of $5,880,345 to Steven J. Parkey and Jose D. Garcia-Rendon, the sellers of High Mountain and Innovative Cabinets. On July 26, 2022, we and 1847 Cabinet entered into a conversion agreement with Steven J. Parkey and Jose D. Garcia-Rendon, pursuant to which they agreed to convert an aggregate of $3,360,000 of the notes into an aggregate of 8,000 common shares at a conversion price of $420 per share. As a result, we recognized a loss on extinguishment of debt of $1,280,000.

The notes bear interest at a rate of six percent (6%) per annum and are due and payable on October 8, 2024; provided that upon an event of default (as defined in the note agreement), such interest rate shall increase to ten percent (10%) per annum. 1847 Cabinet may prepay the notes in whole or in part, without penalty or premium, upon ten (10) business days prior written notice to the holders of the notes.

On October 8, 2021, we entered into an exchange agreement with the holders, pursuant to which we granted them the right to exchange all of the principal amount and accrued but unpaid interest under the notes or any portion thereof for a number of our common shares to be determined by dividing the amount to be converted by an exchange price equal to the higher of (i) the 30-day volume weighted average price for our common shares on the primary national securities exchange or over-the-counter market on which our common shares are traded over the thirty (30) trading days immediately prior to the applicable exchange date or (ii) $1,000 (subject to adjustments as defined in the note agreement).

The notes contain customary events of default, including in the event of a default under the secured convertible promissory notes described above. The rights of the holders to receive payments under the notes are subordinated to the rights of the purchasers under secured convertible promissory notes described above.

As of December 31, 2023, the outstanding total principal balance is $2,391,734, net of debt discounts of $128,612, with an accrued interest balance of $534,750.

6% Amortizing Promissory Note

On July 29, 2020, 1847 Asien entered into a securities purchase agreement with Joerg Christian Wilhelmsen and Susan Kay Wilhelmsen, as trustees of the Wilhelmsen Family Trust, U/D/T Dated May 1, 1992, pursuant to which 1847 Asien issued a two-year 6% amortizing promissory note in the aggregate principal amount of $1,037,500. This note is unsecured and contains customary events of default. This note was subsequently amended on multiple occasions, and pursuant to the latest amendment, the parties agreed to extend the maturity date of the note to July 30, 2023. As additional consideration for entering into the amendment, 1847 Asien agreed to pay an amendment fee of $84,362 on the maturity date. This note is currently in default.

As of December 31, 2023, the outstanding principal balance is $562,411, with an accrued interest balance of $142,883.

Related Party Promissory Note

On September 30, 2020, a portion of the purchase price for the acquisition of Kyle’s was paid by the issuance of a promissory note by 1847 Cabinet to Stephen Mallatt, Jr. and Rita Mallatt, who are officers of Kyle’s in the principal amount of $1,260,000. Payment of the principal and accrued interest on the note was subject to vesting. On July 26, 2022, we and 1847 Cabinet entered into a conversion agreement with Stephen Mallatt, Jr. and Rita Mallatt, pursuant to which they agreed to convert $797,221 of the vesting note into 1,899 common shares at a conversion price of $420 per share. As a result, we recognized a loss on extinguishment of debt of $303,706.

The note was subsequently amended on multiple occasions. Pursuant to the latest amendment, the parties agreed to extend the maturity date of the note to July 30, 2023. As additional consideration for entering into the amendment, 1847 Cabinet agreed to pay an amendment fee of $76,784 on the maturity date. This note is currently in default.

As of December 31, 2023, the outstanding principal balance is $578,290, with an accrued interest balance of $21,528.

Financing Leases

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

Vehicle Loans

We have financed purchases of vehicles with notes payable, which are secured by the vehicles purchased. These notes have five to six-year terms and interest rates ranging from 3.74% to 9.94%. As of December 31, 2023, the total outstanding balance is $389,226.

Total Debt

The following table shows aggregate figures for the total debt, described above that is coming due in the short and long term as of December 31, 2023. See the above disclosures for more details regarding these loans.

	Short-Term	Long-Term	Total Debt
Notes Payable
Vehicle loans	$115,080	$274,146	$389,226
6% Amortizing promissory note	562,411	-	562,411
6% Subordinated promissory note	500,000	-	500,000
Purchase and sale of future revenues loan	1,807,800	-	1,807,800
20% OID subordinated promissory notes	3,125,000	-	3,125,000
Total notes payable	6,110,291	274,146	6,384,437
Less: debt discounts	(3,534,561)	-	(3,534,561)
Total notes payable, net	2,575,730	274,146	2,849,876

Related Party Notes Payable
Related party promissory note	578,290	-	578,290

Convertible Notes Payable
Secured convertible promissory notes	-	24,860,000	24,860,000
6% subordinated convertible promissory notes	2,520,346	-	2,520,346
Promissory notes issued in private placements	1,222,408	-	1,222,408
Total convertible notes payable	3,742,754	24,860,000	28,602,754
Less: debt discounts	(128,612)	(1,807,922)	(1,936,534)
Total convertible notes payable, net	3,614,142	23,052,078	26,666,220

Revolving Line of Credit
Revolving loan	-	4,330,540	4,330,540
Less: debt discounts	-	(683,029)	(683,029)
Total revolving line of credit, net	-	3,647,511	3,647,511

Finance Leases
Financing leases	178,906	605,242	784,148

Combined total debt	$10,610,241	$30,069,928	$40,680,169
Less: combined debt discounts	(3,663,173)	(2,490,951)	(6,154,124)
Combined total debt, net	$6,947,068	$27,578,977	$34,526,045

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

Business Combinations

We account for business combinations under the acquisition method of accounting in accordance with ASC 805, “Business Combinations.” We allocate the purchase price of an acquisition to the tangible and intangible assets acquired, liabilities assumed, and any non-controlling interest based on their estimated fair values at the acquisition date. We recognize the amount by which the purchase price of an acquired entity exceeds the net of the fair values assigned to the assets acquired and liabilities assumed as goodwill. In determining the fair values of assets acquired and liabilities assumed, we use various recognized valuation methods including the income, cost and market approaches in accordance with ASC 820, “Fair Value Measurement.” Further, we make assumptions within certain valuation techniques, including discount rates, royalty rates, and the amount and timing of future cash flows. We initially perform these valuations based upon preliminary estimates and assumptions by management or independent valuation specialists under our supervision, where appropriate, and make revisions as estimates and assumptions are finalized, which may be up to one year from the acquisition date. Acquisition-related expenses are recognized separately from business combinations and are expensed as incurred.

Long-Lived Assets

We review the carrying value of long-lived assets such as property and equipment, right-of-use assets, and definite-lived intangible assets for impairment in accordance with ASC 360, “Property, Plant, and Equipment,” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. These events and circumstances may include significant decreases in the market price of an asset or asset group, significant changes in the extent or manner in which an asset or asset group is being used by us or in its physical condition, a significant change in legal factors or in the business climate, a history or forecast of future operating or cash flow losses, significant disposal activity, a significant decline in revenue or adverse changes in the economic environment.

If such facts indicate a potential impairment, we assess the recoverability of an asset group by determining if the carrying value of the asset group exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life of the primary asset in the asset group. If the recoverability test indicates that the carrying value of the asset group is not recoverable, we estimate the fair value of the asset group using appropriate valuation methodologies, which would typically include an estimate of discounted cash flows. Any impairment would be measured as the difference between the asset group’s carrying amount and its estimated fair value.

During the year ended December 31, 2023, we recorded impairments of $4,246,830 related to our intangible assets. During the year ended December 31, 2022, there were no impairments of long-lived assets.

Goodwill

In accordance with ASC 350, “Intangibles — Goodwill and Other,” we test goodwill for impairment annually on October 1, or more frequently when events or circumstances indicate an impairment may have occurred. When assessing the recoverability of goodwill, the Company may first assess qualitative factors in determining whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit, is less than its carrying amount. The qualitative assessment is based on several factors, including the current operating environment, industry and market conditions, and overall financial performance. If we bypass the qualitative assessment, or if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we perform a quantitative assessment by comparing the estimated fair value of a reporting unit with its carrying amount.

We estimate the fair value of our reporting units based on the present value of estimated future cash flows. Considerable management judgment is necessary to evaluate the impact of operating and macroeconomic changes, and to estimate the future cash flows used to measure fair value. Our estimates of future cash flows consider past performance, current and anticipated market conditions, and internal projections and operating plans, including forecasted growth rates and estimated discount rates. If the fair value of a reporting unit is less than its carrying amount, a reporting unit is considered impaired, and an impairment charge is recognized for the difference.

During the year ended December 31, 2023, we recorded goodwill impairments of $10,401,218. During the year ended December 31, 2022, there were no impairments of goodwill.

Embedded Derivative Liabilities

We evaluate the embedded features of its financial instruments, including our preferred shares, convertible notes payable and warrants in accordance with ASC 480 and ASC 815 “Derivatives and Hedging.” Certain conversion options and redemption features are required to be bifurcated from their host instrument and accounted for as free-standing derivative financial instruments should certain criteria be met. We apply significant judgment to identify and evaluate complex terms and conditions for our financial instruments to determine whether such instruments are derivatives or contain features that qualify as embedded derivatives. Embedded derivatives must be separately measured from the host contract if all the requirements for bifurcation are met. The assessment of the conditions surrounding the bifurcation of embedded derivatives depends on the nature of the host contract and the features of the derivatives. Bifurcated embedded derivatives are recognized at fair value, with changes in fair value recognized in the consolidated statement of operations each period.

We have a sequencing policy, whereby in the event that reclassification of contracts from equity to assets or liabilities is necessary in accordance with ASC 815 due to our inability to demonstrate we have sufficient authorized shares as a result of certain securities with a potentially indeterminable number of shares, shares will be allocated on the basis of the earliest maturity date of potentially dilutive instruments first, with the earliest maturity date of grants receiving the first allocation of shares. Pursuant to ASC 815, issuances of securities to our employees and directors, or to compensate grantees in a share-based payment arrangement, are not subject to the sequencing policy.

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with ASC 740, “Income Taxes.” Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and establish a valuation allowance if, based on the weight of available evidence, we believe it is more likely than not that all or a portion of the deferred tax assets will not be realized.

We recognize the tax benefit of an uncertain tax position only if it is more likely than not the position will be sustainable upon examination by the taxing authority, including resolution of any related appeals or litigation processes. This evaluation is based on all available evidence and assumes that the tax authorities have full knowledge of all relevant information concerning the tax position. The tax benefit recognized is measured as the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. We recognize interest accrued and penalties related to unrecognized tax benefits in income tax expense.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements begins on page F-1 of this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As a result of this evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below. Notwithstanding the identified material weaknesses, management, including our chief executive officer and chief financial officer, believes the consolidated financial statements included in this report fairly represent, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with GAAP.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Management has evaluated the effectiveness of our internal control over financial reporting based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management has concluded that, as of December 31, 2023, our internal control over financial reporting was not effective due to the material weaknesses in internal control over financial reporting described below. As a smaller reporting company, we are not required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm in this report.

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and our board of directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Material Weaknesses in Internal Control over Financial Reporting

We identified material weaknesses in our internal controls over financial reporting. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified include:

●	we do not have written documentation of our internal control policies and procedures, including written policies and procedures to ensure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements;

●	we failed to maintain a sufficient complement of personnel in our accounting and reporting department to ensure adequate segregation of duties such that appropriate review and monitoring of its financial records are executed; and

●	we did not design and maintain effective internal controls related to our information technology general controls in the areas of user access and program change-management over certain information technology systems that support our financial reporting processes.

Notwithstanding the material weakness, we believe that our financial statements contained in this report fairly present our financial position, results of operations and cash flows for the periods covered by this report in all material respects.

Our management, with the oversight of our audit committee, has initiated steps and plans to take additional measures to remediate the underlying causes of the material weakness, which we currently believe will be primarily through revising precision level of management review controls and gaining additional assurance regarding our outside service providers’ quality control procedures. It is possible that we may determine that additional remediation steps will be necessary in the future.

Planned Remediation of Material Weaknesses

Our management has been actively engaged in developing and implementing remediation plans to address the material weaknesses described above. These remediation efforts are ongoing and include or are expected to include:

●	increasing personnel resources and technical accounting expertise within the accounting function;

●	until we have sufficient technical accounting resources, we have engaged external consultants to provide support and to assist us in our evaluation of more complex applications of GAAP;

●	engaging internal control consultants to assist us in performing a financial reporting risk assessment as well as identifying and designing our system of internal controls necessary to mitigate the risks identified; and

●	preparation of written documentation of our internal control policies and procedures.

We continue to enhance corporate oversight over process-level controls and structures to ensure that there is appropriate assignment of authority, responsibility, and accountability to enable remediation of our material weaknesses. We believe that our remediation plan will be sufficient to remediate the identified material weaknesses and strengthen our internal control over financial reporting. As we continue to evaluate, and work to improve, our internal control over financial reporting, management may determine that additional measures to address control deficiencies or modifications to the remediation plan are necessary.

ITEM 9B. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the fourth quarter of fiscal year 2023 but was not reported.

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter of fiscal year 2023.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item will be included in our definitive proxy statement to be filed with the SEC within 120 days after December 31, 2023 in connection with the solicitation of proxies for our 2024 annual meeting of shareholders, or the 2024 Proxy Statement, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item will be included in the 2024 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item will be included in the 2024 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item will be included in the 2024 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item will be included in the 2024 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(a) List of Documents Filed as a Part of This Report:

(1) Index to Financial Statements:

(2)	Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the financial statements or the notes thereto, or because it is not required.

(3)	Index to Exhibits:

See exhibits listed under Part (b) below.

(b) Exhibits:

Exhibit No.	Description
3.1	Certificate of Formation of 1847 Holdings LLC (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed on February 7, 2014)
3.2	Second Amended and Restated Operating Agreement of 1847 Holdings LLC, dated January 19, 2018 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 22, 2018)
3.3	Amendment No. 1 to Second Amended and Restated Operating Agreement (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 11, 2021)
3.4	Amendment No. 2 to Second Amended and Restated Operating Agreement of 1847 Holdings LLC, dated October 16, 2023 (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed on October 16, 2023)
3.5	Amendment No. 3 to Second Amended and Restated Operating Agreement of 1847 Holdings LLC, dated December 19, 2023 (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-1 filed on January 24, 2024)
4.1*	Description of Securities of 1847 Holdings LLC
4.2	Amended and Restated Share Designation of Series A Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on April 1, 2021)
4.3	Amendment No. 1 to Amended and Restated Share Designation of Series A Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on October 5, 2021)
4.4	Share Designation of Series B Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 2, 2022)
4.5	Form of Pre-Funded Common Share Purchase Warrant, dated February 14, 2024 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on February 15, 2024)

4.6	Warrant Agency Agreement, dated August 11, 2023, between 1847 Holdings LLC and VStock Transfer, LLC and Form of Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 14, 2023)
4.7	Common Share Purchase Warrant issued by 1847 Holdings LLC to Spartan Capital Securities, LLC on August 11, 2023 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on August 14, 2023)
4.8	Common Share Purchase Warrant issued by 1847 Holdings LLC to J.H. Darbie & Co., Inc. on February 22, 2023 (incorporated by reference to Exhibit 4.6 to Amendment No. 1 to Registration Statement on Form S-3 filed on April 28, 2023)
4.9	Common Share Purchase Warrant issued by 1847 Holdings LLC to J.H. Darbie & Co., Inc. on February 9, 2023 (incorporated by reference to Exhibit 4.10 to Amendment No. 1 to Registration Statement on Form S-3 filed on April 28, 2023)
4.10	Common Share Purchase Warrant issued by 1847 Holdings LLC to J.H. Darbie & Co., Inc. on February 3, 2023 (incorporated by reference to Exhibit 4.13 to Amendment No. 1 to Registration Statement on Form S-3 filed on April 28, 2023)
4.11	Warrant Agent Agreement, dated January 3, 2023, between 1847 Holdings LLC and VStock Transfer, LLC and form of Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on January 9, 2023)
4.12	Common Share Purchase Warrant issued to Craft Capital Management LLC on August 5, 2022 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 8, 2022)
4.13	Common Share Purchase Warrant issued to R.F. Lafferty & Co. Inc. on August 5, 2022 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on August 8, 2022)
4.14	Warrant for Common Shares issued by 1847 Holdings LLC to J.H. Darbie & Co., Inc. on July 8, 2022 (incorporated by reference to Exhibit 4.18 to the Registration Statement on Form S-3 filed on February 1, 2023)
4.15	Warrant for Common Shares issued by 1847 Holdings LLC to Leonite Capital LLC on October 8, 2021 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on October 13, 2021)
10.1	Management Services Agreement, dated April 15, 2013, between 1847 Holdings LLC and 1847 Partners LLC (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1/A filed on March 14, 2014)
10.2	Amendment No. 1 to Management Services Agreement, dated September 15, 2013, between 1847 Holdings LLC and 1847 Partners LLC (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 filed on February 7, 2014)
10.3	Management Services Agreement, dated February 9, 2023, between 1847 ICU Holdings Inc. and 1847 Partners LLC (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on February 13, 2023)
10.4	Amendment No. 1 to Management Services Agreement, dated March 30, 2023, between 1847 ICU Holdings Inc. and 1847 Partners LLC (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on April 5, 2023)
10.5	Management Services Agreement, dated March 30, 2021, between 1847 Wolo Inc. and 1847 Partners LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on April 5, 2021)
10.6	Amendment No. 1 to Management Services Agreement, dated March 30, 2023, between 1847 Wolo Inc. and 1847 Partners LLC (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on April 5, 2023)
10.7	Amended and Restated Management Services Agreement, dated October 8, 2021, between 1847 Cabinet Inc. and 1847 Partners LLC (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on October 13, 2021)
10.8	Management Services Agreement, dated May 28, 2020, between 1847 Asien Inc. and 1847 Partners LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed June 3, 2020)
10.9	Amendment No. 1 to Management Services Agreement, dated March 30, 2023, between 1847 Asien Inc. and 1847 Partners LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on April 5, 2023)
10.10	6% Subordinated Promissory Note issued by 1847 ICU Holdings Inc. to Oceanus Investment Inc. on February 9, 2023 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on February 13, 2023)
10.11*	6% Subordinated Promissory Note issued by 1847 ICU Holdings Inc. to SFEP III LLC on February 9, 2023
10.12	6% Subordinated Promissory Note issued by 1847 ICU Holdings Inc. to Richard Conti on February 9, 2023 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on February 13, 2023)
10.13	6% Subordinated Promissory Note issued by 1847 ICU Holdings Inc. to Kirk Hobbs on February 9, 2023 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on February 13, 2023)
10.14*	6% Subordinated Promissory Note issued by 1847 ICU Holdings Inc. to LMS Capital on February 9, 2023

10.15	Letter Agreement, dated March 30, 2023, among 1847 Holdings LLC, 1847 Cabinet Inc., Stephen Mallatt, Jr. and Rita Mallatt (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on April 5, 2023)
10.16	6% Subordinated Convertible Promissory Note issued by 1847 Cabinet Inc. to Steven J. Parkey on October 8, 2021 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on October 13, 2021)
10.17	6% Subordinated Convertible Promissory Note issued by 1847 Cabinet Inc. to Jose D. Garcia-Rendon on October 8, 2021 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on October 13, 2021)
10.18	Exchange Agreement, dated October 8, 2021, among 1847 Holdings LLC, Steven J. Parkey and Jose D. Garcia-Rendon (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on October 13, 2021)
10.19	6% Amortizing Promissory Note issued by 1847 Asien Inc. to Joerg Christian Wilhelmsen and Susan Kay Wilhelmsen, as trustees of the Wilhelmsen Family Trust, U/D/T Dated May 1, 1992, on July 29, 2020 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed August 4, 2020)
10.20	Amendment No. 1 to Securities Purchase Agreement and 6% Amortizing Promissory Note, dated October 8, 2021, between 1847 Asien Inc. and Joerg Christian Wilhelmsen and Susan Kay Wilhelmsen, as Trustees of the Wilhelmsen Family Trust, U/D/T dated May 1, 1992 (incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K filed on October 13, 2021)
10.21	Letter Agreement, dated October 20, 2022, between Asien Inc. and Joerg Christian Wilhelmsen and Susan Kay Wilhelmsen, as Trustees of the Wilhelmsen Family Trust, U/D/T dated May 1, 1992 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on October 26, 2022)
10.22	Letter Agreement, dated April 6, 2023, between Asien Inc. and Joerg Christian Wilhelmsen and Susan Kay Wilhelmsen, as Trustees of the Wilhelmsen Family Trust, U/D/T dated May 1, 1992 (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K filed on April 11, 2023)
10.23	Amended and Restated Credit and Security Agreement, dated September 11, 2023, among AB Lending SPV I, LLC, d/b/a Mountain Ridge Capital, ICU Eyewear, Inc., ICU Eyewear Holdings, Inc. and 1847 ICU Holdings Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 14, 2023)
10.24	Limited Guaranty Agreement, dated September 11, 2023, by 1847 Holdings LLC in favor of AB Lending SPV I, LLC, d/b/a Mountain Ridge Capital (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on September 14, 2023)
10.25	Pledge Agreement, dated September 11, 2023, by 1847 ICU Holdings Inc. in favor of AB Lending SPV I, LLC, d/b/a Mountain Ridge Capital (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on September 14, 2023)
10.26	Pledge Agreement, dated September 11, 2023, by ICU Eyewear Holdings, Inc. in favor of AB Lending SPV I, LLC, d/b/a Mountain Ridge Capital (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on September 14, 2023)
10.27	Trademark Security Agreement, dated September 11, 2023, by 1847 ICU Holdings Inc., ICU Eyewear Holdings, Inc., and ICU Eyewear, Inc., in favor of AB Lending SPV I, LLC, d/b/a Mountain Ridge Capital (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on September 14, 2023)
10.28	Form of Securities Purchase Agreement, dated August 11, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 14, 2023)
10.29	Form of Registration Rights Agreement, dated August 11, 2023 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 14, 2023)
10.30	Form of 20% OID Subordinated Promissory Note, dated August 11, 2023 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on August 14, 2023)
10.31*	Form of Note Extension Agreement for 20% OID Subordinated Promissory Note, dated February 9, 2024
10.32*	20% OID Subordinated Promissory Note issued by 1847 Holdings LLC to Target Capital 15 LLC on March 4, 2024

10.33*	Amended and Restated 20% OID Subordinated Promissory Note issued by 1847 Holdings LLC to Target Capital 15 LLC on March 27, 2024
10.34*	Second Amended and Restated 20% OID Subordinated Promissory Note issued by 1847 Holdings LLC to Target Capital 15 LLC on April 9, 2024
10.35	Promissory Note issued by 1847 Holdings LLC to Mast Hill Fund, L.P. on February 22, 2023 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 28, 2023)
10.36	Letter Agreement, dated August 10, 2023, between Mast Hill Fund, L.P and 1847 Holdings LLC (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on August 10, 2023)
10.37	Letter Agreement, dated August 31, 2023, between Mast Hill Fund, L.P and 1847 Holdings LLC (incorporated by reference to Exhibit 10.34 to the Registration Statement on Form S-1 filed on January 24, 2024)
10.38	Promissory Note issued by 1847 Holdings LLC to Mast Hill Fund, L.P. on February 9, 2023 (incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K filed on February 13, 2023)
10.39	Letter Agreement, dated August 9, 2023, between Mast Hill Fund, L.P. and 1847 Holdings LLC (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on August 10, 2023)
10.40	Letter Agreement, dated August 31, 2023, between Mast Hill Fund, L.P and 1847 Holdings LLC (incorporated by reference to Exhibit 10.37 to the Registration Statement on Form S-1 filed on January 24, 2024)
10.41	Promissory Note issued by 1847 Holdings LLC to Leonite Fund I, LP on February 9, 2023 (incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K filed on February 13, 2023)
10.42	Letter Agreement, dated August 9, 2023, between Leonite Fund I, LP and 1847 Holdings LLC (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on August 10, 2023)
10.43	Letter Agreement, dated August 31, 2023, between Leonite Fund I, LP and 1847 Holdings LLC (incorporated by reference to Exhibit 10.40 to the Registration Statement on Form S-1 filed on January 24, 2024)
10.44	Note Purchase Agreement, dated October 8, 2021, among 1847 Holdings LLC, 1847 Asien Inc., 1847 Wolo Inc., 1847 Cabinet Inc., Asien’s Appliance, Inc., Wolo Mfg. Corp., Wolo Industrial Horn & Signal, Inc., Kyle’s Custom Wood Shop, Inc., High Mountain Door & Trim Inc., Sierra Homes, LLC, SILAC Insurance Company and Leonite Capital, LLC (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed on October 13, 2021)
10.45	Secured Convertible Promissory Note issued by 1847 Holdings LLC to SILAC Insurance Company on October 8, 2021 (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed on October 13, 2021)
10.46	Secured Convertible Promissory Note issued by 1847 Holdings LLC to SILAC Insurance Company on October 8, 2021 (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K filed on October 13, 2021)
10.47	Secured Convertible Promissory Note issued by 1847 Holdings LLC to Leonite Capital LLC on October 8, 2021 (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed on October 13, 2021)
10.48	Guaranty Agreement, dated October 8, 2021, among 1847 Asien Inc., 1847 Wolo Inc., 1847 Cabinet Inc., Asien’s Appliance, Inc., Wolo Mfg. Corp., Wolo Industrial Horn & Signal, Inc., Kyle’s Custom Wood Shop, Inc., High Mountain Door & Trim Inc., Sierra Homes, LLC and Leonite Capital LLC (incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K filed on October 13, 2021)
10.49	Security Agreement, dated October 8, 2021, among 1847 Holdings LLC, 1847 Asien Inc., 1847 Wolo Inc., 1847 Cabinet Inc., Asien’s Appliance, Inc., Wolo Mfg. Corp., Wolo Industrial Horn & Signal, Inc., Kyle’s Custom Wood Shop, Inc., High Mountain Door & Trim Inc., Sierra Homes, LLC and Leonite Capital, LLC (incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K filed on October 13, 2021)

10.50	Intellectual Property Security Agreement, dated October 8, 2021, among Wolo Mfg. Corp., Wolo Industrial Horn & Signal, Inc. and Leonite Capital, LLC (incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K filed on October 13, 2021)
10.51	Second Amended and Restated Secured Promissory Note issued by 1847 Holdings LLC to 1847 Cabinet Inc. on October 8, 2021 (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on October 13, 2021)
10.52	Residential Lease Agreement, dated August 5, 2020, between Redwood Gospel Missions and Asien’s Appliance, Inc. (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to Registration Statement on Form S-1/A filed on January 31, 2022)
10.53	Industrial Lease, dated September 1, 2020, between Kyle’s Custom Wood Shop, Inc. and Stephen Mallatt, Jr. and Rita Mallatt (incorporated by reference to Exhibit 10.47 to the Annual Report on Form 10-K filed on April 15, 2021)
10.54	Standard Lease Agreement, dated June 9, 2021, between Emerald Town, LLC and Kyle’s Custom Wood Shop, Inc. (incorporated by reference to Exhibit 10.22 to Amendment No. 1 to Registration Statement on Form S-1/A filed on January 31, 2022)
10.55	Lease, dated October 29, 2021, between WL-MCK SRI Owner LLC and High Mountain Door & Trim Inc. (incorporated by reference to Exhibit 10.24 to Amendment No. 1 to Registration Statement on Form S-1/A filed on January 31, 2022)
10.56	Lease, dated December 7, 2020, between SW Commerce Reno, LLC and Sierra Homes, LLC (incorporated by reference to Exhibit 10.26 to Amendment No. 1 to Registration Statement on Form S-1/A filed on January 31, 2022)
10.57	Agreement of Lease, dated October 4, 1978, between PKI Reality LLC and Wolo Mfg. Corp., as amended (incorporated by reference to Exhibit 10.27 to Amendment No. 1 to Registration Statement on Form S-1/A filed on January 31, 2022)
10.58†	Employment Offer Letter, dated September 7, 2021, between Vernice L. Howard and 1847 Holdings LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on September 10, 2021)
10.59†	Letter Agreement Regarding the Assignment, Assumption and Amendment of Employment Agreement, dated March 23, 2022, among 1847 Holdings LLC, 1847 HQ Inc. and Vernice L. Howard (incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K filed on March 31, 2022)
10.60†	Employment Offer Letter, March 1, 2023, between Glyn C. Milburn and 1847 HQ Inc. (incorporated by reference to Exhibit 10.59 to the Registration Statement on Form S-1 filed on January 24, 2024)
10.61	Form of Independent Director Agreement between 1847 Holdings LLC and each independent director (incorporated by reference to Exhibit 10.31 to Amendment No. 1 to Registration Statement on Form S-1/A filed on January 31, 2022)
10.62	Form of Indemnification Agreement between 1847 Holdings LLC and each independent director (incorporated by reference to Exhibit 10.32 to Amendment No. 1 to Registration Statement on Form S-1/A filed on January 31, 2022)
10.63†	1847 Holdings LLC 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.61 to the Registration Statement on Form S-1 filed on May 18, 2023)
10.64†	Form of Share Option Agreement incorporated by reference to Exhibit 10.62 to the Registration Statement on Form S-1 filed on May 18, 2023)
10.65†	Form of Restricted Share Award Agreement incorporated by reference to Exhibit 10.63 to the Registration Statement on Form S-1 filed on May 18, 2023)
10.66†	Form of Restricted Share Unit Award Agreement incorporated by reference to Exhibit 10.64 to the Registration Statement on Form S-1 filed on May 18, 2023)
14.1	Code of Business Ethics and Conduct (incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K filed on April 11, 2023)
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K filed on April 11, 2023)
21.1*	List of Subsidiaries of the registrant
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Clawback Policy
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
†	Executive compensation plan or arrangement

ITEM 16. FORM 10-K SUMMARY.

None.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of 1847 Holdings LLC:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of 1847 Holdings LLC (“the Company”) as of December 31, 2023, and 2022, the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations, and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) related to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Impairment

Critical Audit Matter Description

The Company designated its annual goodwill impairment assessment date as October 1. As a result of such assessment, the Company recognized a goodwill impairment charge of approximately $10.4 million leaving a goodwill balance of approximately $9.8 million. As described in note 2 to the consolidated financial statements, the Company tests goodwill for impairment annually at the reporting unit level, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit is less than it’s carrying amount. The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company’s estimate for each reporting unit is based on the present value of estimated future cash flows attributable to the respective reporting unit. The Company utilized a third-party valuation specialist to assist in the preparation of the impairment assessment. The determination of the fair value requires management to make significant estimates and assumptions.

We identified the evaluation of the impairment analysis for goodwill as a critical audit matter because of the significant estimates and assumptions management made in determining the fair value of its reporting units. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of such estimates and assumptions. In addition, the audit effort involved the use of professionals with specialized skills and knowledge.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the following:

●	Testing management’s processes for estimating the fair value of its reporting units.

●	Obtaining the discounted cash flow models and evaluating the valuation analysis for mathematical accuracy.

●	Evaluating whether the valuation techniques applied were appropriate.

●	Evaluating the significant assumptions provided by management or developed by the third-party valuation specialist related to revenues, EBITDA, income taxes, long term growth rates, and discount rates to discern whether they are reasonable considering (i) the current and past performance of the entity; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

In addition, professionals with specialized skills and knowledge were utilized by the Firm to assist in the performance of these procedures.

Long-Lived Asset Impairment

Critical Audit Matter Description

As described in Note 2 to the consolidated financial statements, the Company reviews its long-lived asset group, including finite-lived intangible assets, for impairment when events or changes in circumstances indicate that the carrying amount of such long-lived asset group may not be recoverable. In conjunction with the goodwill impairment test, the Company tested its long-lived asset group for impairment on October 1, 2023, which resulted in the recognition of impairment charges of approximately $4.2 million related to the Company’s intangible assets. The Company utilized a third-party valuation specialist to assist in the preparation of the impairment assessment. The determination of the fair value requires management to make significant estimates and assumptions.

We identified the evaluation of the impairment analysis for long-lived assets as a critical audit matter because of the significant estimates and assumptions management used in the fair value models. Performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the following:

●	Testing management’s process for developing the recoverability value and fair value estimates.

●	Evaluating the appropriateness of the valuation models used.

●	Testing the completeness and accuracy of underlying data used in the fair value estimates.

●	Evaluating for reasonableness the significant assumptions used by management and the valuation specialist related to revenues, EBITDA, and discount rates.

In addition, the Firm utilized professionals with specialized skills and knowledge to assist in the performance of these procedures.

Business Combination

Critical Audit Matter Description

During the year ended December 31, 2023, the Company completed a business acquisition. On February 9, 2023, the Company acquired ICU Eyewear for an aggregate purchase price of $4,500,000. The Company accounted for this acquisition as a business combination. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed at fair value as of the transaction date. The Company utilized a third-party valuation specialist to assist in determining the fair value of the consideration granted and intangible assets acquired. We identified the estimation of the fair value of the consideration granted, assets acquired, and liabilities assumed in this acquisition as a critical audit matter.

We identified the valuation of the consideration given, assets acquired, and liabilities assumed as a critical audit matter because of the significant estimates and assumptions management made to determine the fair value of certain of these elements. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of valuation methodologies applied and the assumptions used, such as forecasted sales growth rates, cash flows, attrition rates, market-based royalty rates, and estimated discount rates. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the following:

●	Evaluating management’s and the valuation specialist’s identification of assets acquired and liabilities assumed.

●	Obtaining management’s purchase price allocation detailing fair values assigned to acquired tangible and intangible assets.

●	Obtaining the valuation report prepared by valuation specialist engaged by management to assist in the purchase price allocation, including determination of fair values assigned to acquired intangible assets, and examined valuation methods used and qualifications of specialist.

●	Examining the completeness and accuracy of the underlying data supporting the significant assumptions and estimates used in the valuation report, including historical and projected financial information.

●	Evaluating the accuracy and completeness of the financial statement presentation and disclosure of the acquisition.

In addition, the audit effort involved the use of professionals with specialized skills and knowledge to assist in evaluating the valuation methodologies deployed and the reasonableness of the significant assumptions used.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2017.

Draper, UT

April 25, 2024

1847 HOLDINGS LLC

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
ASSETS

Current Assets
Cash and cash equivalents	$766,414	$1,079,355
Investments	278,521	277,310
Receivables, net	7,551,969	5,215,568
Contract assets	80,398	89,574
Inventories, net	8,999,532	4,184,019
Prepaid expenses and other current assets	1,037,798	379,875
Total Current Assets	18,714,632	11,225,701

Property and equipment, net	1,898,649	1,885,206
Operating lease right-of-use assets	3,818,498	2,854,196
Long-term deposits	153,735	82,197
Intangible assets, net	4,974,348	9,985,129
Goodwill	9,808,335	19,452,270
TOTAL ASSETS	$39,368,197	$45,484,699

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$13,118,621	$6,741,769
Contract liabilities	5,451,591	5,412,953
Due to related parties	193,762	193,762
Current portion of operating lease liabilities	1,038,978	713,100
Current portion of finance lease liabilities	178,906	185,718
Current portion of notes payable, net	2,575,730	551,210
Current portion of convertible notes payable, net	3,614,142	-
Related party note payable	578,290	362,779
Derivative liabilities	1,389,203	-
Total Current Liabilities	28,139,223	14,161,291

Operating lease liabilities, net of current portion	2,932,686	2,237,797
Finance lease liabilities, net of current portion	605,242	784,148
Notes payable, net of current portion	274,146	144,830
Convertible notes payable, net of current portion	23,052,078	24,667,799
Revolving line of credit, net	3,647,511	-
Deferred tax liability, net	758,000	599,000
TOTAL LIABILITIES	59,408,886	42,594,865

Shareholders’ Equity (Deficit)
Series A senior convertible preferred shares, no par value, 4,450,460 shares designated; 226,667 and 1,593,940 shares issued and outstanding as of December 31, 2023 and 2022, respectively	190,377	1,338,746
Series B senior convertible preferred shares, no par value, 583,334 shares designated; 91,567 and 464,899 shares issued and outstanding as of December 31, 2023 and 2022, respectively	240,499	1,214,181
Allocation shares, 1,000 shares authorized; 1,000 shares issued and outstanding as of December 31, 2023 and 2022	1,000	1,000
Common shares, $0.001 par value, 500,000,000 shares authorized; 915,581 and 56,789 shares issued and outstanding as of December 31, 2023 and 2022, respectively	916	57
Distribution receivable	(2,000,000)	(2,000,000)
Additional paid-in capital	57,676,191	43,966,628
Accumulated deficit	(74,835,392)	(41,919,277)
TOTAL 1847 HOLDINGS SHAREHOLDERS’ EQUITY (DEFICIT)	(18,726,409)	2,601,335
NON-CONTROLLING INTERESTS	(1,314,280)	288,499
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(20,040,689)	2,889,834
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$39,368,197	$45,484,699

The accompanying notes are an integral part of these consolidated financial statements

1847 HOLDINGS LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2023	2022
Revenues	$68,681,818	$48,929,124

Operating Expenses
Cost of revenues	45,139,169	33,227,730
Personnel	13,593,090	9,531,101
Depreciation and amortization	2,240,680	2,037,112
General and administrative	12,995,974	9,872,689
Impairment of goodwill and intangible assets	14,648,048	-
Total Operating Expenses	88,616,961	54,668,632

LOSS FROM OPERATIONS	(19,935,143)	(5,739,508)

Other Income (Expense)
Other expense	(213,391)	(11,450)
Interest expense	(11,442,802)	(4,594,740)
Gain on disposal of property and equipment	18,026	65,417
Loss on extinguishment of debt	-	(2,039,815)
Loss on change in fair value of warrant liability	(27,900)	-
Gain on change in fair value of derivative liabilities	385,138	-
Loss on write-down of related party note payable	-	(158,817)
Total Other Expense	(11,280,929)	(6,739,405)

NET LOSS BEFORE INCOME TAXES	(31,216,072)	(12,478,913)
INCOME TAX BENEFIT (EXPENSE)	(391,855)	1,677,000
NET LOSS	$(31,607,927)	$(10,801,913)

NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	1,602,779	642,313
NET LOSS ATTRIBUTABLE TO 1847 HOLDINGS	$(30,005,148)	$(10,159,600)

PREFERRED SHARE DIVIDENDS	(512,967)	(899,199)
DEEMED DIVIDENDS	(2,398,000)	(9,012,730)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(32,916,115)	$(20,071,529)

LOSS PER COMMON SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS – BASIC AND DILUTED	$(90.10)	$(836.28)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING – BASIC AND DILUTED	365,330	24,001

The accompanying notes are an integral part of these consolidated financial statements

1847 HOLDINGS LLC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Series A Senior Convertible Preferred Shares		Series B Senior Convertible Preferred Shares		Allocation	Common Shares		Distribution	Additional	Accumulated	Non- Controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Shares	Amount	Receivable	Paid-In Capital	Deficit	Interests	(Deficit)
Balance as of December 31, 2021	-	$-	-	$-	$1,000	28,105	$28	$(2,000,000)	$21,724,225	$(20,754,394)	$930,812	$(98,329)
Issuance of common shares upon conversion of series A preferred shares	-	-	-	-	-	381	-	-	111,948	-	-	111,986
Issuance of series B preferred shares and warrants	-	-	-	-	-	-	-	-	172,050	-	-	172,050
Issuance of common shares upon cashless exercise of warrants	-	-	-	-	-	1,267	1	-	(1)	-	-	-
Issuance of common shares upon partial extinguishment of convertible notes payable	-	-	-	-	-	8,000	8	-	4,639,992	-	-	4,640,000
Issuance of common shares upon partial extinguishment of related party note payable	-	-	-	-	-	1,899	2	-	1,100,925	-	-	1,100,927
Issuance of common shares upon settlement of debt	-	-	-	-	-	2,851	3	-	1,653,386	-	-	1,653,389
Issuance of common shares and warrants in public offering	-	-	-	-	-	14,286	15	-	5,148,685	-	-	5,148,700
Issuance of warrants with notes payable	-	-	-	-	-	-	-	-	402,650	-	-	402,650
Reclassification of preferred shares from mezzanine equity to permanent equity	1,684,849	1,415,100	481,566	1,257,650	-	-	-	-	-	-	-	2,672,750
Redemption of series A preferred shares	(90,909)	(76,354)	-	-	-	-	-	-	-	(132,737)	-	(209,091)
Redemption of series B preferred shares	-	-	(16,667)	(43,469)	-	-	-	-	-	(14,032)	-	(57,501)
Dividends – common shares	-	-	-	-	-	-	-	-	-	(1,093,354)	-	(1,093,354)
Dividends – series A preferred shares	-	-	-	-	-	-	-	-	-	(590,162)	-	(590,162)
Dividends – series B preferred shares	-	-	-	-	-	-	-	-	-	(162,268)	-	(16,268)
Deemed dividend – down round provision in warrants	-	-	-	-	-	-	-	-	9,012,730	(9,012,730)	-	-
Net loss	-	-	-	-	-	-	-	-	-	(10,159,600)	(642,313)	(10,801,913)
Balance as of December 31, 2022	1,593,940	$1,338,746	464,899	$1,214,181	$1,000	56,789	$57	$(2,000,000)	$43,966,628	$(41,919,277)	$288,499	$2,889,834
Issuance of common shares upon settlement of series A preferred shares dividends	-	-	-	-	-	23,423	23	-	434,606	-	-	434,629
Issuance of common shares upon settlement of series B preferred shares dividends	-	-	-	-	-	10,942	11	-	75,711	-	-	75,722
Issuance of warrants private debt offering	-	-	-	-	-	-	-	-	633,552	-	-	633,552
Issuance of common shares and warrants in public offering	-	-	-	-	-	78,450	79	-	2,352,601	-	-	2,352,680
Issuance of common shares and warrants in private debt offering	-	-	-	-	-	4,157	4	-	1,360,358	-	-	1,360,362
Fair value of warrant liability recognized upon issuance of pre-funded warrants	-	-	-	-	-	-	-	-	(1,156,300)	-	-	(1,156,300)
Issuance of common shares upon exercise of prefunded warrants	-	-	-	-	-	55,000	55	-	(55)	-	-	-
Extinguishment of warrant liability upon exercise of pre-funded warrants	-	-	-	-	-	-	-	-	1,184,200	-	-	1,184,200
Issuance of common shares upon cashless exercise of warrants	-	-	-	-	-	22,751	23	-	(23)	-	-	-
Issuance of common shares upon exercise of warrants	-	-	-	-	-	5,066	5	-	5,059	-	-	5,064
Issuance of common shares upon conversion of convertible notes payable	-	-	-	-	-	409,756	410	-	4,300,052	-	-	4,300,462
Issuance of common shares upon conversion of series A preferred shares	(1,367,273)	(1,148,369)	-	-	-	160,752	161	-	1,148,208	-	-	-
Issuance of common shares upon conversion of series B preferred shares	-	-	(373,332)	(973,682)	-	88,495	88	-	973,594	-	-	-
Dividends – series A preferred shares	-	-	-	-	-	-	-	-	-	(347,157)	-	(347,157)
Dividends – series B preferred shares	-	-	-	-	-	-	-	-	-	(165,810)	-	(165,810)
Deemed dividend – issuance of warrants to common shareholders	-	-	-	-	-	-	-	-	618,000	(618,000)	-	-
Deemed dividend – down round provision in warrants	-	-	-	-	-	-	-	-	1,780,000	(1,780,000)	-	-
Net loss	-	-	-	-	-	-	-	-	-	(30,005,148)	(1,602,779)	(31,607,927)
Balance as of December 31, 2023	226,667	$190,377	91,567	$240,499	$1,000	915,581	$916	$(2,000,000)	$57,676,191	$(74,835,392)	$(1,314,280)	$(20,040,689)

The accompanying notes are an integral part of these consolidated financial statements

1847 HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(31,607,927)	$(10,801,913)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on disposal of property and equipment	(18,026)	(65,417)
Loss on extinguishment of debt	-	2,039,815
Loss on write-down of related party note payable	-	158,817
Loss on change in fair value of warrant liability	27,900	-
Gain on change in fair value of derivative liabilities	(385,138)	-
Deferred taxes	159,000	(1,471,000)
Bad debt expense	(14,835)	-
Inventory reserve	1,069,432	38,000
Impairment of goodwill and intangible assets	14,648,048	-
Depreciation and amortization	2,240,680	2,037,112
Amortization of debt discounts	4,387,571	1,900,194
Amortization of right-of-use assets	862,761	593,121
Changes in operating assets and liabilities:
Receivables	(475,439)	(1,836,572)
Contract assets	9,176	(1,108)
Inventories	755,373	1,205,283
Prepaid expenses and other current assets	(548,187)	202,173
Other assets	3,262	3,494
Accounts payable and accrued expenses	2,113,714	2,992,107
Contract liabilities	954,803	(194,608)
Customer deposits	(916,165)	(405,601)
Operating lease liabilities	(806,296)	(525,374)
Net cash used in operating activities	(7,540,293)	(4,131,477)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for ICU Eyewear, net of cash acquired	(3,651,862)	-
Purchases of property and equipment	(240,835)	(256,677)
Proceeds from disposal of property and equipment	-	97,140
Investments in certificates of deposit	(1,211)	(881)
Net cash used in investing activities	(3,893,908)	(160,418)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common shares and warrants in connection with private debt offerings	5,767,518	-
Net proceeds from issuance of common shares and warrants in public offerings	2,352,680	5,148,700
Net proceeds from issuance of series B senior convertible preferred shares	-	1,429,700
Net proceeds from notes payable	2,275,500	499,600
Net proceeds from revolving line of credit	3,358,384	-
Proceeds from exercise of warrants	5,064	-
Repayments of notes payable and finance lease liabilities	(1,816,270)	(977,907)
Repayments of convertible notes payable	(715,945)	-
Redemption of series A senior convertible preferred shares	-	(209,091)
Redemption of series B senior convertible preferred shares	-	(57,501)
Accrued series A preferred share dividends paid	-	(590,162)
Accrued series B preferred share dividends paid	(105,671)	(162,268)
Accrued common share dividends paid	-	(1,093,354)
Net cash provided by financing activities	11,121,260	3,987,717

NET CHANGE IN CASH AND CASH EQUIVALENTS	(312,941)	(304,178)

CASH AND CASH EQUIVALENTS
Beginning of the period	1,079,355	1,383,533
End of the period	$766,414	$1,079,355

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$4,495,597	$2,115,140
Cash paid for income taxes	$144,953	$188,224

NON-CASH INVESTING AND FINANCING ACTIVITIES
Net assets acquired in the acquisition of ICU Eyewear	$757,283	$-
Deemed dividend from issuance of warrants to common shareholders	$618,000	$-
Deemed dividend from down round provision in warrants	$1,780,000	$9,012,730
Accrued dividends on series A preferred shares	$347,157	$-
Accrued dividends on series B preferred shares	$165,810	$-
Issuance of common shares upon settlement of accrued series A dividends	$434,629	$-
Issuance of common shares upon settlement of accrued series B dividends	$75,722	$-
Issuance of common shares upon conversion of series A preferred shares	$1,148,369	$111,986
Issuance of common shares upon conversion of series B preferred shares	$973,682	$-
Issuance of common shares upon cashless exercise of warrants	$23	$1
Debt discounts on notes payable	$5,215,971	$503,050
Fair value of derivative liabilities recognized upon issuance of notes payable	$2,613,177	$-
Fair value of warrant liability recognized upon issuance of prefunded warrants	$1,156,300	$-
Issuance of common shares upon exercise of prefunded warrants	$55	$-
Extinguishment of warrant liability upon exercise of prefunded warrants	$1,184,200	$-
Reclassification of notes payable to convertible notes payable upon default	$312,117	$-
Issuance of common shares upon conversion of convertible notes payable and accrued interest	$4,300,462	$-
Settlement of revolving line of credit and accrued interest through the issuance of a new revolving line of credit	$2,003,985	$-
Financed purchases of property and equipment	$256,843	$568,764
Operating lease right-of-use asset and liability measurement	$1,827,063	$254,713

The accompanying notes are an integral part of these consolidated financial statements

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

NOTE 1—ORGANIZATION AND NATURE OF BUSINESS

1847 Holdings LLC (the “Company”) was formed under the laws of the State of Delaware on January 22, 2013. The Company is an acquisition holding company, focused on acquiring and managing a group of small and middle-market businesses in a variety of different industries headquartered in North America. As of December 31, 2023, the Company is a controlling owner of six business (“subsidiaries”), within four reportable operating that are strategic business units that offer different products and services. The subsidiaries’ business operations are managed by 1847 Partners LLC, a Delaware limited liability Company (the “Manager”), pursuant to a management services agreement between the Company and the Manager (see Note 15).

On May 28, 2020, the Company’s subsidiary 1847 Asien Inc., a Delaware corporation (“1847 Asien”), acquired Asien’s Appliance, Inc., a California corporation (“Asien’s”). Asien’s has been in business since 1948 serving the North Bay area of Sonoma County, California. It provides a wide variety of appliance services, including sales, delivery/installation, in-home service and repair, extended warranties, and financing. The Company owns 95% of 1847 Asien, with the remaining 5% held by a third-party, and 1847 Asien owns 100% of Asien’s.

On September 30, 2020, the Company’s subsidiary 1847 Cabinet Inc., a Delaware corporation (“1847 Cabinet”), acquired Kyle’s Custom Wood Shop, Inc., an Idaho corporation (“Kyle’s”). Kyle’s is a leading custom cabinetry maker since 1976 in Boise, Idaho and the surrounding area. The Company owns 92.5% of 1847 Cabinet, with the remaining 7.5% held by a third-party, and 1847 Cabinet owns 100% of Kyle’s.

On March 30, 2021, the Company’s subsidiary 1847 Wolo Inc., a Delaware corporation (“1847 Wolo”), acquired Wolo Mfg. Corp., a New York corporation, and Wolo Industrial Horn & Signal, Inc., a New York corporation (collectively referred to as “Wolo”). Headquartered in Deer Park, New York and founded in 1965, Wolo designs and sells horn and safety products for cars, trucks, industrial equipment and emergency vehicles. The Company owns 92.5% of 1847 Wolo, with the remaining 7.5% held by a third-party, and 1847 Wolo owns 100% of Wolo Mfg and Wolo H&S.

On October 8, 2021, the Company’s subsidiary 1847 Cabinet acquired High Mountain Door & Trim Inc., a Nevada corporation (“High Mountain”), and Sierra Homes, LLC d/b/a Innovative Cabinets & Design, a Nevada limited liability company (“Innovative Cabinets”). Headquartered in Reno, Nevada and founded in 2014, High Mountain specializes in all aspects of finished carpentry products and services. Headquartered in Reno, Nevada and founded in 2008, Innovative Cabinets specializes in custom cabinetry and countertops. On April 1, 2022, 1847 Cabinet transferred all of its shares of High Mountain to Innovative Cabinets, as a result of which Innovative Cabinets now owns 92.5% of High Mountain, with the remaining 7.5% held by a third-party.

On February 9, 2023, the Company’s subsidiary, 1847 ICU Holdings Inc., a Delaware corporation (“1847 ICU”), acquired ICU Eyewear Holdings, Inc., a California corporation, and its subsidiary ICU Eyewear, Inc., a California corporation (collectively referred to as “ICU Eyewear”). Headquartered in Hollister, California and founded in 1956, ICU Eyewear specializes in the sale and distribution of reading eyewear and sunglasses, blue light blocking eyewear, sun readers, and other outdoor specialty sunglasses, as well as personal protective equipment, including face masks and other select health and personal care items. The Company owns 100% of 1847 ICU and 1847 ICU owns 100% of ICU Eyewear (see Note 3).

Liquidity and Going Concern Assessment

Management assesses liquidity and going concern uncertainty in the Company’s consolidated financial statements to determine whether there is sufficient cash on hand and working capital, including available borrowings on loans, to operate for a period of at least one year from the date the financial statements are issued, which is referred to as the “look-forward period,” as defined in generally accepted accounting principles in the United States of America (“GAAP”). As part of this assessment, based on conditions that are known and reasonably knowable to management, management considered various scenarios, forecasts, projections, estimates and made certain key assumptions, including the timing and nature of projected cash expenditures or programs, its ability to delay or curtail expenditures or programs and its ability to raise additional capital, if necessary, among other factors. Based on this assessment, management made certain assumptions around implementing curtailments or delays in the nature and timing of programs and expenditures to the extent it deems probable those implementations can be achieved and management has the proper authority to execute them within the look-forward period.

As of December 31, 2023, the Company had cash and cash equivalents of $766,414 and total working capital deficit of $9,424,591. For the year ended December 31, 2023, the Company incurred an operating loss of $19,935,143 and used cash flows in operating activities of $7,540,293.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

The Company has generated operating losses since its inception and has relied on cash on hand, sales of securities, external bank lines of credit, and issuance of third-party and related party debt to support cashflows from operations. The Company expects that within the next twelve months, it will not have sufficient cash and other resources on hand to sustain its current operations or meet its obligations as they become due unless it obtain additional financing. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

An assessment was performed to determine whether there were conditions or events that, considered in the aggregate, raised substantial doubt about the Company’s ability to continue as a going concern within one year after the consolidated financial statements are issued. Initially, this assessment did not consider the potential mitigating effect of management’s plans that had not been fully implemented. Based on this assessment, substantial doubt exists regarding the Company’s ability to continue as a going concern.

Management plans to address these concerns by securing additional financing through debt and equity offerings. Management assessed the mitigating effect of its plans to determine if it is probable that the plans would be effectively implemented within one year after the consolidated financial statements are issued and when implemented, would mitigate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern. These plans are subject to market conditions and reliance on third parties, and there is no assurance that effective implementation of the Company’s plans will result in the necessary funding to continue current operations and satisfy current debt obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern beyond one year from the date the consolidated financial statements are issued.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and their carrying amounts, or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with GAAP and are presented in US dollars.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned or controlled subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation.

Reverse Share Splits

On September 11, 2023, the Company effected a 1-for-25 reverse split of its outstanding common shares. On January 8, 2024, the Company effected a 1-for-4 reverse split of its outstanding common shares. All outstanding common shares and warrants were adjusted to reflect both the 1-for-25 and 1-for-4 reverse splits, with the respective exercise prices of the warrants proportionately increased. The outstanding convertible notes and series A and B senior convertible preferred shares conversion prices were adjusted to reflect a proportional decrease in the number of common shares to be issued upon conversion.

All share and per share data throughout these consolidated financial statements have been retroactively adjusted to reflect the reverse share splits. The total number of authorized common shares did not change. As a result of the reverse common share splits, an amount equal to the decreased value of common shares was reclassified from “common shares” to “additional paid-in capital.”

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

Segment Reporting

The Company has four reportable segments: Retail and Appliances, Retail and Eyewear, Construction, and Automotive Supplies. The Company reports all other business activities that are not reportable in the Corporate Services Segment.

The Company reports segment information in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 280, “Segment Reporting.” Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company’s CODM is its Chief Executive Officer, who evaluates the financial performance of the operating segments for the purposes of making operating decisions, allocating resources, and assessing performance.

Cash and Cash Equivalents, and Marketable Securities

Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less. The Company maintains deposits in several financial institutions, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses related to amounts in excess of FDIC limits. As of December 31, 2023 and 2022, the Company had $180,403 and $380,401 in excess of FDIC limits, respectively.

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

Revenue Recognition and Cost of Revenue

The Company records revenue in accordance with ASC 606, “Revenue from Contracts with Customers.” Revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, the Company applies the following five-step approach: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to performance obligations in the contract; and (5) recognize revenue when or as a performance obligation is satisfied.

Retail and Appliances Segment

Revenue is derived in the Retail and Appliances Segment from the sale of appliance products and services to individual retail consumers (homeowners), builders and designers. The Company sells its appliance products and services at its retail store and showroom or through its website.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Revenue from the sale of appliance products is recognized at a point in time when control of the promised goods or services is transferred to the customer, generally at the time of shipment or delivery, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The consideration promised includes fixed and variable amounts. The fixed amount of consideration is the standalone selling price of the goods sold. Variable considerations, including cash discounts, rebates, and estimated returns are deducted from gross sales in determining net sales at the time revenues are recorded. The Company includes in the transaction price an amount of variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Historical return estimates have not materially differed from actual returns in any of the periods presented. Any sales tax collected from customers are remitted to governmental authorities and excluded from revenues.

In the normal course of business, payment is collected from the customer when an order is placed and such cash receipts are included in customer deposits until either recognized as revenue when the order is shipped to the customer, or the customer is refunded by the Company in the event of an order cancellation.

Cost of revenue includes the costs of products sold, shipping costs, inventory write-downs, and where applicable installation, net of volume rebates and other incentives received from vendors.

Shipping charges billed to customers are included in net revenues and any related shipping costs are included in cost of sales.

Retail and Eyewear Segment

Revenue is derived in the Retail and Eyewear Segment from the sales of a wide variety of eyewear products and accessories as well as personal protective equipment as well as personal protective equipment (face masks and select health and personal care items) to big-box national retail chains, distributors, as well as online order retailers.

Revenue from the sale of eyewear products, including those that are subject to inventory consignment agreements, is recognized at a point in time when control of the promised goods or services is transferred to the customer, generally at the time of shipment or delivery, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. Under consignment arrangements, the customer takes possession of the product, but the Company retains control and title until a point in time when the Company’s product is sold from the customer to the end user.

The consideration promised includes fixed and variable amounts. The fixed amount of consideration is the standalone selling price of the goods sold. Variable considerations, including discounts, promotions, allowances, and estimated returns are deducted from gross sales in determining net sales at the time revenues are recorded. The Company includes in the transaction price an amount of variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Any sales tax collected from customers are remitted to governmental authorities and excluded from revenues.

Cost of revenues include the costs of products sold, freight and import costs, supply chain management, inventory write-downs, and any other indirect costs related to contract performance. The Company had one major customer who represents a significant portion of revenue in the retail and eyewear segment. This customer represented 63% of total revenue in the Retail and Eyewear Segment for the year ended December 31, 2023.

Shipping charges billed to customers are included in net revenues and any related shipping costs are included in cost of sales.

Construction Segment

Revenue is derived in the Construction Segment primarily through contracts with customers whereby the Company specializes in all aspects of products and services relating to finished carpentry, custom cabinetry, and countertops. The Company recognizes revenue when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance, and collectability of consideration is probable.

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

All contracts are billed either contractually or as work is performed. Billing on long-term contracts occurs primarily on a monthly basis throughout the contract period whereby the Company submits progress invoices for customer payment as work is performed. On some contracts, the customer may withhold payment on an invoice equal to a percentage of the invoice amount, which will be subsequently paid after satisfactory completion of each project. This amount is referred to as retainage and is common practice in the construction industry, as it allows customers to ensure the quality of the service performed prior to full payment. The retention provisions are not considered a significant financing component.

Cost of revenues include all direct material and labor, inventory write-downs, equipment costs, and any other indirect costs related to contract performance. Costs to obtain contracts are expensed as incurred as the Company’s contracts are typically completed in one year or less, and where applicable, the Company generally would incur these costs whether or not it ultimately obtains the contract. The Company does not disclose the value of its remaining performance obligations on uncompleted contracts as its contracts generally have a duration of one year or less.

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

Automotive Supplies Segment

Revenue is derived in the Automotive and Supplies Segment from the sale of horn and safety warning lights for cars, trucks, industrial equipment and emergency vehicles. The Company sells its automotive and supplies products to big-box national retail chains, through specialty and industrial distributors, as well as online/mail order retailers and original equipment manufacturers.

Revenue from the sale of automotive and supplies products is recognized at a point in time when control of the promised goods or services is transferred to the customer, generally at the time of shipment or delivery, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The consideration promised includes fixed and variable amounts. The fixed amount of consideration is the standalone selling price of the goods sold. Variable considerations, including cash discounts, rebates, warranties, and estimated returns are deducted from gross sales in determining net sales at the time revenues are recorded. The Company includes in the transaction price an amount of variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Any sales tax collected from customers are remitted to governmental authorities and excluded from revenues.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

The Company collects payment for internet and phone orders, including tax, from the customer at the time the order is shipped. Customers placing orders with a purchase order through the EDI (Electronic Data Interface) are allowed to purchase on credit and make payment after receipt of product on the agreed upon terms.

Cost of revenues include the costs of products sold, freight and import costs, inventory write-downs, and any other indirect costs related to contract performance. The Company had two major customers who represent a significant portion of revenue in the automotive segment. These two customers represented 47.6% and 39.4% of total revenue in the Automotive Segment for the years ended December 31, 2023 and 2022, respectively.

Shipping charges billed to customers are included in net revenues and any related shipping costs are included in cost of sales.

Receivables

Receivables consist of trade receivables arising from credit sales to customers in the normal course of business, credit card transactions in the process of settlement, retainage, and vendor rebates receivable. Vendor rebates receivable represent amounts due from manufacturers from whom the Company purchases products and are stated at the amount that management expects to collect, net of amounts due to the vendor. Rebates are calculated on product and model sales programs from specific vendors. The rebates are paid at intermittent periods either in cash or through issuance of vendor credit memos, which can be applied against the vendors accounts payable. Historically, the Company has not had any significant rebates receivable. Retainage receivables represent the amount retained by customers to ensure the quality of the installation and is received after satisfactory completion of each installation project.

These receivables are recorded at the time of sale, net of an allowance for current expected credit losses. In accordance with ASC 326, “Financial Instruments – Credit Losses,” the Company estimates expected credit losses based on historical bad debt experience, the aging of accounts receivable, the current creditworthiness of its customers, prevailing economic conditions, and reasonable and supportable forward-looking information. Accounts receivable balances are written off when they are determined to be uncollectible. As of December 31, 2023 and 2022, the allowance for current expected credit losses amounted to $344,165 and 359,000, respectively.

Inventories

Inventories consist of finished goods, raw materials, and inventories in transit. Inventories are stated at the lower of cost or net realizable value. Cost is generally determined using the weighted-average cost method or first-in, first-out method, and includes all costs incurred to deliver inventories to the Company’s warehouses including freight, non-refundable taxes, duty, and other handling fees and costs directly related to bringing inventories to its present location and condition. Inventories held at consignment locations are included in the Company’s finished goods inventories. Work in process inventories are immaterial to the consolidated financial statements.

The Company periodically reviews its inventories and records a provision for estimated losses related to excess, damaged, slow-moving, or obsolete inventories. The amount of the provision is equal to the difference between the cost of the inventories and its net realizable value based upon assumptions about product quality, damages, shrinkage, future demand, selling prices, and market conditions. As of December 31, 2023 and 2022, the estimated reserve for obsolescence amounted to $1,495,280 and $425,848, respectively.

Property and Equipment

Property and equipment is stated at historical cost less accumulated depreciation. Leasehold improvements are amortized over the lesser of the base term of the lease or estimated life of the leasehold improvements. Maintenance and repairs of property and equipment are expensed as incurred.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Depreciation is calculated using the straight-line method over the estimated useful lives as follows:

Description	Useful Life (Years)
Machinery and equipment	3-7
Office furniture and equipment	3-5
Transportation equipment	3-5
Displays	1-3
Leasehold improvements	1-5

Leases

The Company evaluates all contracts at inception or upon modification to determine whether such contract contains a lease in accordance with ASC 842, “Leases.” A contract is or contains a lease if it conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Control over the use of the identified asset means the lessee has both the right to obtain substantially all the economic benefits from the use of the asset and the right to direct the use of the asset. Contracts containing a lease are further evaluated for classification as a right-of-use (“ROU”) operating lease or a finance lease.

At commencement of a lease, the Company recognizes ROU assets and related lease liabilities on the balance sheet for all leases greater than one year in duration. Lease liabilities and their corresponding ROU assets are initially measured at the present value of the unpaid lease payments as of the lease commencement date. If the lease contains a renewal and/or termination option, the exercise of the option is included in the term of the lease if the Company is reasonably certain that a renewal or termination option will be exercised. As the Company’s leases do not provide an implicit rate, the Company uses an estimated incremental borrowing rate (“IBR”) based on the information available at the commencement date of the respective lease to determine the present value of future payments. The IBR is determined by estimating what it would cost the Company to borrow a collateralized amount equal to the total lease payments over the lease term based on the contractual terms of the lease and the location of the leased asset.

When calculating the present value of minimum lease payments, the Company accounts for leases as one single lease component if a lease has both lease and non-lease components. Variable lease and non-lease components are expensed as incurred. The Company does not recognize ROU assets and lease liabilities for short-term leases that have an initial lease term of 12 months or less.

Business Combinations

The Company accounts for business combinations under the acquisition method of accounting in accordance with ASC 805, “Business Combinations.” The Company allocates the purchase price of an acquisition to the tangible and intangible assets acquired, liabilities assumed, and any non-controlling interest based on their estimated fair values at the acquisition date. The Company recognizes the amount by which the purchase price of an acquired entity exceeds the net of the fair values assigned to the assets acquired and liabilities assumed as goodwill. In determining the fair values of assets acquired and liabilities assumed, the Company uses various recognized valuation methods including the income, cost and market approaches in accordance with ASC 820, “Fair Value Measurement.” Further, the Company makes assumptions within certain valuation techniques, including discount rates, royalty rates, and the amount and timing of future cash flows. The Company initially performs these valuations based upon preliminary estimates and assumptions by management or independent valuation specialists under the Company’s supervision, where appropriate, and makes revisions as estimates and assumptions are finalized, which may be up to one year from the acquisition date. Acquisition-related expenses are recognized separately from business combinations and are expensed as incurred.

Intangible Assets

Acquired identifiable intangible assets are amortized over their estimated useful life on a straight-line basis. Estimated useful lives are determined considering the period the intangible assets are expected to contribute to future cash flows. The Company has no intangible assets with indefinite lives.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Amortization is calculated using the straight-line method over the estimated useful lives as follows:

Description	Useful Life (Years)
Customer-related	9-15
Marketing-related	4-5
Technology-related	7

Long-Lived Assets

The Company reviews the carrying value of long-lived assets such as property and equipment, ROU assets, and definite-lived intangible assets for impairment in accordance with ASC 360, “Property, Plant, and Equipment,” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. These events and circumstances may include significant decreases in the market price of an asset or asset group, significant changes in the extent or manner in which an asset or asset group is being used by the Company or in its physical condition, a significant change in legal factors or in the business climate, a history or forecast of future operating or cash flow losses, significant disposal activity, a significant decline in revenue or adverse changes in the economic environment.

If such facts indicate a potential impairment, the Company assess the recoverability of an asset group by determining if the carrying value of the asset group exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life of the primary asset in the asset group. If the recoverability test indicates that the carrying value of the asset group is not recoverable, the Company estimates the fair value of the asset group using appropriate valuation methodologies, which would typically include an estimate of discounted cash flows. Any impairment would be measured as the difference between the asset group’s carrying amount and its estimated fair value.

During the year ended December 31, 2023, the Company recorded impairments of $4,246,830 related to its intangible assets. During the year ended December 31, 2022, there were no impairments of long-lived assets.

Goodwill

In accordance with ASC 350, “Intangibles — Goodwill and Other,” the Company tests goodwill for impairment annually on October 1, or more frequently when events or circumstances indicate an impairment may have occurred. When assessing the recoverability of goodwill, the Company may first assess qualitative factors in determining whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit, is less than its carrying amount. The qualitative assessment is based on several factors, including the current operating environment, industry and market conditions, and overall financial performance. If the Company bypasses the qualitative assessment, or if it concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company performs a quantitative assessment by comparing the estimated fair value of a reporting unit with its carrying amount.

The Company estimates the fair value of its reporting units based on the present value of estimated future cash flows. Considerable management judgment is necessary to evaluate the impact of operating and macroeconomic changes, and to estimate the future cash flows used to measure fair value. The Company’s estimates of future cash flows consider past performance, current and anticipated market conditions, and internal projections and operating plans, including forecasted growth rates and estimated discount rates. If the fair value of a reporting unit is less than its carrying amount, a reporting unit is considered impaired, and an impairment charge is recognized for the difference.

During the year ended December 31, 2023, the Company recorded goodwill impairments of $10,401,218. During the year ended December 31, 2022, there were no impairments of goodwill.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants in accordance with ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815-40, “Contracts in Entity’s Own Equity.” This assessment, which requires the use of professional judgment, considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815-40, including whether the warrants are indexed to the Company’s own shares and whether the events where holders of the warrants could potentially require net cash settlement are within the Company’s control, among other conditions for equity classification. Warrant liabilities are recognized at fair value, with changes in fair value recognized in the consolidated statement of operations each period.

Embedded Derivative Liabilities

The Company evaluates the embedded features of its financial instruments, including its preferred shares, convertible notes payable and warrants in accordance with ASC 480 and ASC 815 “Derivatives and Hedging.” Certain conversion options and redemption features are required to be bifurcated from their host instrument and accounted for as free-standing derivative financial instruments should certain criteria be met. The Company applies significant judgment to identify and evaluate complex terms and conditions for its financial instruments to determine whether such instruments are derivatives or contain features that qualify as embedded derivatives. Embedded derivatives must be separately measured from the host contract if all the requirements for bifurcation are met. The assessment of the conditions surrounding the bifurcation of embedded derivatives depends on the nature of the host contract and the features of the derivatives. Bifurcated embedded derivatives are recognized at fair value, with changes in fair value recognized in the consolidated statement of operations each period.

The Company has a sequencing policy, whereby in the event that reclassification of contracts from equity to assets or liabilities is necessary in accordance with ASC 815 due to the Company’s inability to demonstrate it has sufficient authorized shares as a result of certain securities with a potentially indeterminable number of shares, shares will be allocated on the basis of the earliest maturity date of potentially dilutive instruments first, with the earliest maturity date of grants receiving the first allocation of shares. Pursuant to ASC 815, issuances of securities to the Company’s employees and directors, or to compensate grantees in a share-based payment arrangement, are not subject to the sequencing policy.

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount the Company would receive to sell an asset, or pay to transfer a liability, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In the absence of such data, fair value is estimated using internal information consistent with what market participants would use in a hypothetical transaction.

According to ASC 820, the fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. The Company’s assessment of the significance of a particular input to the fair value measurements requires judgment and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy. The Company uses appropriate valuation techniques based on available inputs to measure the fair value of its assets and liabilities. The fair value hierarchy is defined in the following three categories:

Level 1: Quoted prices in active markets for identical assets or liabilities.

Level 2: Observable market-based inputs or inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The Company holds certain assets and liabilities that are required to be measured at fair value on a recurring and non-recurring basis (see Note 11).

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Stock-Based Compensation

Stock-based awards granted to qualified employees, non-employee directors and consultants are measured at fair value and recognized as an expense in accordance with ASC 718, “Compensation – Stock Compensation.” For service-based awards, stock-based compensation is recognized on a straight-line basis over the requisite service period, which is generally the vesting period. The fair value of stock options is estimated using a Black-Scholes option valuation model. Restricted stock awards are valued based on the closing stock price on the date of grant (intrinsic value method). The Company has elected to recognize forfeitures as they occur.

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with ASC 740, “Income Taxes.” Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and establish a valuation allowance if, based on the weight of available evidence, it believes it is more likely than not that all or a portion of the deferred tax assets will not be realized.

The Company recognizes the tax benefit of an uncertain tax position only if it is more likely than not the position will be sustainable upon examination by the taxing authority, including resolution of any related appeals or litigation processes. This evaluation is based on all available evidence and assumes that the tax authorities have full knowledge of all relevant information concerning the tax position. The tax benefit recognized is measured as the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in income tax expense.

Loss Per Share

Basic loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding during each period. Diluted loss per share is calculated by adjusting the weighted average number of common shares outstanding for the dilutive effect, if any, of common share equivalents. Common share equivalents whose effect would be antidilutive are not included in diluted loss per share. The Company uses the treasury stock method to determine the dilutive effect, which assumes that all common share equivalents have been exercised at the beginning of the period and that the funds obtained from those exercises were used to repurchase common shares at the average closing market price during the period. As of December 31, 2023 and 2022, there were 10,145,954 and 64,669, respectively, potential common share equivalents series A and B senior convertible preferred shares, convertible notes, and warrants excluded from the diluted loss per share calculations as their effect is anti-dilutive.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this update, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. ASU 2016-13 was effective for the Company’s fiscal years beginning after December 15, 2022. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which enhances the transparency and decision usefulness of income tax disclosures by requiring; (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2025, with early adoption permitted. These amendments are to be applied prospectively, with retrospective application permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about reportable segment’s profit or loss and assets that are currently required annually. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. These amendments are to be applied retrospectively. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

The Company currently believes there are no other issued and not yet effective accounting standards that are materially relevant to its consolidated financial statements.

NOTE 3—BUSINESS COMBINATIONS

On December 21, 2022, 1847 ICU entered into a securities purchase agreement, which was amended on February 9, 2023, with the stockholders of ICU Eyewear, pursuant to which 1847 ICU agreed to acquire all of the issued and outstanding capital stock or other equity securities of ICU Eyewear. The acquisition of ICU Eyewear was completed on February 9, 2023.

Headquartered in Hollister, California and founded in 1956, ICU Eyewear specializes in the sale and distribution of reading eyewear and sunglasses, blue light blocking eyewear, sun readers, and other outdoor specialty sunglasses, as well as personal protective equipment, including face masks and other select health and personal care items. The acquisition of ICU Eyewear aligned with the Company’s acquisition strategy of targeting small businesses in various industries that the Company expects will face minimal threats of technological or competitive obsolescence, produce positive and stable earnings and cash flow, as well as achieve attractive returns on the Company’s invested capital.

The aggregate purchase price was $4,500,000 (subject to adjustment), consisting of (i) $4,000,000 in cash, minus any unpaid debt of ICU Eyewear and certain transaction expenses, and (ii) 6% subordinated promissory notes in the aggregate principal amount of $500,000.

The Company accounted for the acquisition using the acquisition method of accounting in accordance with ASC 805 and allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date.

The purchase price was allocated as follows:

	Initial Allocation (1)	Adjustments	Updated Allocation
Purchase consideration at fair value:
Cash	$4,000,000	$-	$4,000,000
Notes payable, net of debt discount	500,000	-	500,000
Amount of consideration	$4,500,000	$-	$4,500,000

Assets acquired and liabilities assumed at fair value
Cash	$329,113	$19,025	$348,138
Accounts receivable	1,922,052	(75,925)	1,846,127
Inventory	9,997,332	(3,357,014)	6,640,318
Prepaids and other current assets	79,777	29,959	109,736
Property and equipment	545,670	(146,202)	399,468
Other assets	74,800	-	74,800
Customer-related intangible	-	336,000	336,000
Marketing-related intangible	308,000	(69,000)	239,000
Goodwill	-	757,283	757,283
Accounts payable and accrued expenses	(6,116,883)	133,987	(6,250,870)
Net assets acquired	$7,139,861	$-	$4,500,000

(1)	As reported in the Company’s September 30, 2023 Form 10-Q, filed on November 14, 2023.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

The adjustments to the initial allocation are based on more detailed information obtained about the specific assets acquired and liabilities assumed.

The estimated remaining useful life on the property and equipment acquired ranges from one to two years. The Company is amortizing the customer-related intangible asset over ten years and the marketing-related intangible asset over five years. Goodwill is not deductible for tax purposes.

From the date of acquisition, ICU Eyewear contributed revenues of $15,454,097 and net loss from continuing operations of $2,468,448, which are included in the consolidated statement of operations for the year ended December 31, 2023.

Pro Forma Information

The following unaudited pro forma results presented below include the effects of the ICU Eyewear acquisition as it had been consummated as of January 1, 2022, with adjustments to give effect to pro forma events that are directly attributable to the acquisition.

	For the Years Ended December 31,
	2023	2022
Revenues	$70,711,483	$69,375,505
Net loss	(32,595,728)	(11,806,564)
Net loss attributable to common shareholders	(33,903,916)	(21,076,180)
Loss per share attributable to common shareholders:
Basic and diluted	$(92.80)	$(878.14)

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

NOTE 4—DISAGGREGATION OF REVENUES AND SEGMENT REPORTING

The Company has four reportable segments:

The Retail and Appliances Segment provides a wide variety of appliance products (laundry, refrigeration, cooking, dishwashers, outdoor, accessories, parts, and other appliance-related products).

The Retail and Eyewear Segment provides a wide variety of eyewear products (non-prescription reading glasses, sunglasses, blue light blocking eyewear, sun readers, outdoor specialty sunglasses and other eyewear-related products) as well as personal protective equipment (face masks and select health and personal care items).

The Construction Segment provides finished carpentry products and services (door frames, base boards, crown molding, cabinetry, bathroom sinks and cabinets, bookcases, built-in closets, fireplace mantles, windows, and custom design and build of cabinetry and countertops).

The Automotive Supplies Segment provides horn and safety products (electric, air, truck, marine, motorcycle, and industrial equipment) and vehicle emergency and safety warning lights (cars, trucks, industrial equipment, and emergency vehicles).

The Company reports all other business activities that are not reportable in the Corporate Services Segment. The Company provides general corporate services to its segments; however, these services are not considered when making operating decisions and assessing segment performance. The Corporate Services Segment includes costs associated with executive management, financing activities and other public company-related costs.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

The Company’s revenues for the years ended December 31, 2023 and 2022 are disaggregated as follows:

	For the Year Ended December 31, 2023
	Retail and Appliances	Retail and Eyewear	Construction	Automotive Supplies	Total
Revenues
Appliances	$8,004,226	$-	$-	$-	$8,004,226
Appliance accessories, parts, and other	957,022	-	-	-	957,022
Eyewear-related	-	13,896,847	-	-	13,896,847
Personal protective equipment and other	-	1,557,250	-	-	1,557,250
Automotive horns	-	-	-	3,150,530	3,150,530
Automotive lighting	-	-	-	1,400,056	1,400,056
Custom cabinets and countertops	-	-	9,639,549	-	9,639,549
Finished carpentry	-	-	30,076,338	-	30,076,338
Total revenues	$8,961,248	$15,454,097	$39,715,887	$4,550,586	$68,681,818

	For the Year Ended December 31, 2022
	Retail and Appliances	Retail and Eyewear	Construction	Automotive Supplies	Total
Revenues
Appliances	$9,197,811	$-	$-	$-	$9,197,811
Appliance accessories, parts and other	1,473,318	-	-	-	1,473,318
Eyewear	-	-	-	-	-
Eyewear accessories, parts and other	-	-	-	-	-
Automotive horns	-	-	-	5,068,616	5,068,616
Automotive lighting	-	-	-	1,420,472	1,420,472
Custom cabinets and countertops	-	-	10,644,283	-	10,644,283
Finished carpentry	-	-	21,124,624	-	21,124,624
Total revenues	$10,671,129	$-	$31,768,907	$6,489,088	$48,929,124

Segment information for the years ended December 31, 2023 and 2022 are as follows:

	For the Year Ended December 31, 2023
	Retail and Appliances	Retail and Eyewear	Construction	Automotive Supplies	Corporate Services	Total
Revenues	$8,961,248	$15,454,097	$39,715,887	$4,550,586	$-	$68,681,818
Operating expenses
Cost of revenues	7,083,662	11,738,639	23,162,151	3,154,717	-	45,139,169
Personnel	1,052,118	2,793,210	8,428,963	1,226,788	92,011	13,593,090
Personnel – corporate allocation	(309,400)	-	(928,200)	(309,400)	1,547,000	-
Depreciation and amortization	151,362	371,662	1,561,770	155,886	-	2,240,680
General and administrative	1,424,889	1,475,777	5,526,842	1,004,716	2,238,750	11,670,974
General and administrative – management fees	300,000	225,000	500,000	300,000	-	1,325,000
General and administrative – corporate allocation	(174,457)	(51,537)	(881,497)	(160,152)	1,267,643	-
Impairment of goodwill and intangible assets	1,484,229	-	10,097,146	3,066,673	-	14,648,048
Total operating expenses	11,012,403	16,552,751	47,467,175	8,439,228	5,145,404	88,616,961
Loss from operations	$(2,051,155)	$(1,098,654)	$(7,751,288)	$(3,888,642)	$(5,145,404)	$(19,935,143)

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

	For the Year Ended December 31, 2022
	Retail and Appliances	Retail and Eyewear	Construction	Automotive Supplies	Corporate Services	Total
Revenues	$10,671,129	$-	$31,768,907	$6,489,088	$-	$48,929,124
Operating expenses
Cost of revenues	8,203,401	-	20,980,103	4,044,226	-	33,227,730
Personnel	1,122,239	-	6,999,474	1,394,061	15,327	9,531,101
Personnel – corporate allocation	(299,700)	-	(899,100)	(299,700)	1,498,500	-
Depreciation and amortization	222,438	-	1,607,148	207,526	-	2,037,112
General and administrative	1,426,936	-	5,653,626	1,319,851	372,276	8,772,689
General and administrative – management fees	300,000	-	500,000	300,000	-	1,100,000
General and administrative – corporate allocation	(77,234)	-	(1,092,421)	(344,482)	1,514,137	-
Total operating expenses	10,898,080	-	33,748,830	6,621,482	3,400,240	54,668,632
Loss from operations	$(226,951)	$-	$(1,979,923)	$(132,394)	$(3,400,240)	$(5,739,508)

Total assets by operating segment at December 31, 2023 and 2022 are as follows:

	At December 31, 2023
	Retail and Appliances	Retail and Eyewear	Construction	Automotive Supplies	Corporate Services	Total
Assets
Current assets	$1,939,951	$6,734,826	$7,580,585	$1,944,601	$514,669	$18,714,632
Long-lived assets	88,505	2,580,035	8,020,469	156,221	-	10,845,230
Goodwill	-	757,283	9,051,052	-	-	9,808,335
Total assets	$2,028,456	$10,072,144	$24,652,106	$2,100,822	$514,669	$39,368,197

	At December 31, 2022
	Retail and Appliances	Retail and Eyewear	Construction	Automotive Supplies	Corporate Services	Total
Assets
Current assets	$2,857,505	$-	$5,355,827	$2,295,424	$716,945	$11,225,701
Long-lived assets	781,521	-	12,302,214	1,722,993	-	14,806,728
Goodwill	942,575	-	16,772,042	1,737,653	-	19,452,270
Total assets	$4,581,601	$-	$34,430,083	$5,756,070	$716,945	$45,484,699

NOTE 5—RECEIVABLES

Receivables as of December 31, 2023 and 2022 consisted of the following:

	December 31, 2023	December 31, 2022
Trade accounts receivable	$6,766,088	$4,867,749
Vendor rebates receivable	-	460
Credit card payments in process of settlement	54,285	102,917
Retainage	1,075,761	603,442
Total receivables	7,896,134	5,574,568
Allowance for expected credit losses	(344,165)	(359,000)
Total receivables, net	$7,551,969	$5,215,568

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

NOTE 6—INVENTORIES

Inventories as of December 31, 2023 and 2022 consisted of the following:

	December 31, 2023	December 31, 2022
Appliances	$1,447,368	$2,155,839
Eyewear	5,880,478	-
Automotive	1,190,899	934,683
Construction	1,976,067	1,519,345
Total inventories	10,494,812	4,609,867
Less reserve for obsolescence	(1,495,280)	(425,848)
Total inventories, net	$8,999,532	$4,184,019

NOTE 7—PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2023 and 2022 consisted of the following:

	December 31, 2023	December 31, 2022
Machinery and equipment	$1,406,531	$1,403,817
Office furniture and equipment	156,960	156,960
Transportation equipment	1,158,102	883,077
Displays	610,960	-
Leasehold improvements	191,889	166,760
Total property and equipment	3,524,442	2,610,614
Less: accumulated depreciation	(1,625,793)	(725,408)
Total property and equipment, net	$1,898,649	$1,885,206

Depreciation expense for the years ended December 31, 2023 and 2022 was $901,729 and $578,344, respectively.

NOTE 8—INTANGIBLE ASSETS AND GOODWILL

Intangible assets as of December 31, 2023 and 2022 consisted of the following:

	December 31, 2023	December 31, 2022
Customer-related	$5,484,500	$9,024,000
Marketing-related	1,338,000	2,684,000
Technology-related	-	623,000
Total intangible assets	6,822,500	12,331,000
Less: accumulated amortization	(1,848,152)	(2,345,871)
Total intangible assets, net	$4,974,348	$9,985,129

Amortization expense for the years ended December 31, 2023 and 2022 was $1,338,951 and $1,458,768, respectively. During the year ended December 31, 2023, the Company recorded impairments of $4,246,830 related to its customer and marketing-related intangible assets.

Estimated amortization expense for intangible assets for the next five years consists of the following as of December 31, 2023:

Year Ending December 31,	Amount
2024	$762,433
2025	693,256
2026	653,006
2027	532,256
2028	488,439
Thereafter	1,844,958
Total estimated amortization expense	$4,974,348

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Below is a table summarizing the changes in the carrying amount of goodwill for the years ended December 31, 2023 and 2022:

Amount
Balance as of December 31, 2021	$19,452,270
Impairments	-
Balance as of December 31, 2022	$19,452,270
Goodwill from the acquisition of ICU Eyewear	757,283
Impairments	(10,401,218)
Balance as of December 31, 2023	$9,808,335

During the year ended December 31, 2023, the Company recorded goodwill impairments of $10,401,218.

NOTE 9—ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of December 31, 2023 and 2022 consisted of the following:

	December 31, 2023	December 31, 2022
Trade accounts payable	$7,540,554	$4,129,393
Credit cards payable	401,665	357,964
Accrued payroll liabilities	1,334,456	824,369
Accrued interest	1,712,991	1,179,875
Accrued dividends	32,997	136,052
Other accrued liabilities	2,095,958	114,116
Total accounts payable and accrued expenses	$13,118,621	$6,741,769

NOTE 10—LEASES

The Company leases office and warehouse space, machinery and other equipment. The majority of the Company’s leases are classified as ROU operating leases, which are included in operating ROU assets and operating lease liabilities in the Company’s consolidated balance sheets. Finance leases are included in property and equipment and finance lease liabilities in the Company’s consolidated balance sheets.

Operating Leases

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

In July 2023, ICU Eyewear entered into a lease amendment to renew its office and warehouse space in the retail and eyewear segment, located in Hollister, California. The lease renewal commenced on July 1, 2023 and shall expire on June 30, 2028. Under the terms of the lease renewal, ICU Eyewear will lease the premises at the monthly rate of $35,000 for the first year, with scheduled annual increases. The lease agreement contains customary events of default, representations, warranties, and covenants. The initial measurement of the right-of-use asset and liability associated with this operating lease was $1,827,063.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Operating leases as of December 31, 2023 and 2022 consisted of the following:

	December 31, 2023	December 31, 2022
Operating lease right-of-use assets	$3,818,498	$2,854,196

Operating lease liabilities, current portion	1,038,978	713,100
Operating lease liabilities, long-term	2,932,686	2,237,797
Total operating lease liabilities	$3,971,664	$2,950,897

Weighted-average remaining lease term (months)	43	47
Weighted average discount rate	9.04%	4.36%

The components of operating lease expense consisted of the following for the years ended December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Fixed operating lease expense	$1,095,515	$700,091
Variable operating lease expense	485,048	354,845
Total operating lease expense	$1,580,563	$1,054,936

Estimated future minimum payments of operating leases for the next five years consists of the following as of December 31, 2023:

Year Ending December 31,	Amount
2024	$1,332,327
2025	1,304,733
2026	1,032,656
2027	766,969
2028	273,660
Total	4,710,345
Less: imputed interest	(738,681)
Total operating lease liabilities	$3,971,664

Financing Leases

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Finance leases as of December 31, 2023 and 2022 consisted of the following:

	December 31, 2023	December 31, 2022
Machinery and equipment	$1,126,004	$1,126,004
Office furniture and equipment	18,482	18,482
Total leased equipment (property and equipment)	1,144,486	1,144,486
Less: accumulated depreciation	(435,834)	(200,010)
Total leased equipment, net	$708,652	$944,476

Finance lease liabilities, current portion	178,906	185,718
Finance lease liabilities, long-term	605,242	784,148
Total finance lease liabilities	$784,148	$969,866

Weighted-average remaining lease term (months)	49	60
Weighted average discount rate	5.15%	5.15%

The components of finance lease expense consisted of the following for the years ended December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Depreciation expense	$235,824	$195,561
Interest expense	49,754	49,784
Total finance lease expense	$285,578	$245,345

Estimated future minimum payments of finance leases for the next five years consists of the following as of December 31, 2023:

Year Ending December 31,	Amount
2024	$218,099
2025	211,332
2026	211,332
2027	210,042
2028	28,833
Total	879,638
Less: amount representing interest	(95,490)
Total finance lease liabilities	$784,148

NOTE 11—FAIR VALUE MEASUREMENTS

The carrying amounts of financial assets and liabilities, such as and cash equivalents, receivables, inventories, prepaid expenses, accounts payable and accrued expenses, customer deposits, contract assets and liabilities approximate fair value given the short-term nature of these instruments. The carrying amounts of lease obligations, notes payable, and convertible notes payable approximates fair value given these instruments bear prevailing market interest rates.

Recurring Fair Value Measurements

The fair value of financial instruments measured on a recurring basis as of December 31, 2023 consisted of the following:

	Fair Value Measurements as of December 31, 2023
Description	Level 1	Level 2	Level 3	Total
Derivative liabilities	$-	$-	$1,389,203	$1,389,203

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

The Company had no financial instruments measured on a recurring basis as of December 31, 2022.

The following table provides a roll-forward of changes for financial instruments measured at fair value on a recurring basis for the years ended December 31, 2023:

Derivative liabilities	Amount
Balance as of December 31, 2022	$-
Initial fair value of derivative liabilities upon issuance	2,613,177
Gain on change in fair value of derivative liabilities	(385,138)
Extinguishment of derivative liabilities upon conversion of convertible notes	(838,836)
Balance as of December 31, 2023	$1,389,203

Warrant liability	Amount
Balance as of December 31, 2022	$-
Fair value of warrant liability upon issuance	1,156,300
Loss on change in fair value of warrant liability	27,900
Extinguishment of warrant liability upon exercise of prefunded warrants	(1,184,200)
Balance as of December 31, 2023	$-

Non-recurring Fair Value Measurements

Certain assets, including long-lived assets and goodwill, are measured at fair value on a non-recurring basis if it is determined that impairment indicators are present using Level 3 inputs. During the year ended December 31, 2023, the Company recognized an $11.8 million impairment of goodwill and intangibles assets.

NOTE 12—REVOLVING LINE OF CREDIT

Revolving line of credit as of December 31, 2023 and 2022 consisted of the following:

	December 31, 2023	December 31, 2022
Revolving loan	$4,330,540	$-
Less: debt discounts	(683,029)	-
Total revolving line of credit, net	3,647,511	-

Current portion of revolving line of credit	$-	$-
Revolving line of credit, net of current portion	$3,647,511	$-

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

As of December 31, 2023, the outstanding principal balance is $3,647,511, net of debt discounts of $683,029, with an accrued interest balance of $59,080.

NOTE 13—NOTES PAYABLE

Notes payable as of December 31, 2023 and 2022 consisted of the following:

	December 31, 2023	December 31, 2022
Vehicle loans	$389,226	$230,235
6% Amortizing promissory note	562,411	465,805
6% Subordinated promissory notes	500,000	-
Purchase and sale of future revenues loan	1,807,800	-
20% OID subordinated promissory notes	3,125,000	-
Total notes payable	6,384,437	-
Less: debt discounts	(3,534,561)	-
Total notes payable, net	$2,849,876	$696,040

Current portion of notes payable, net	$2,575,730	$551,210
Notes payable, net of current portion	$274,146	$144,830

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

6% Amortizing Promissory Note

On July 29, 2020, 1847 Asien entered into a securities purchase agreement with Joerg Christian Wilhelmsen and Susan Kay Wilhelmsen, as trustees of the Wilhelmsen Family Trust, U/D/T Dated May 1, 1992, pursuant to which 1847 Asien issued a two-year 6% amortizing promissory note in the aggregate principal amount of $1,037,500. This note is unsecured and contains customary events of default. This note was subsequently amended on multiple occasions, and pursuant to the latest amendment, the parties agreed to extend the maturity date of the note to July 30, 2023. As additional consideration for entering into the amendment, 1847 Asien agreed to pay an amendment fee of $84,362 on the maturity date. This note is currently in default.

As of December 31, 2023, the outstanding principal balance is $562,411, with an accrued interest balance of $142,883.

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

As of December 31, 2023, the total outstanding principal balance is $500,000, with an accrued interest balance of $27,083.

Purchase and Sale of Future Revenues Agreement

On March 31, 2023, the Company and its subsidiary 1847 Cabinet entered into a non-recourse funding agreement with a third-party for the sale of future revenues totaling $1,965,000 for net cash proceeds of $1,410,000. The Company is required to make weekly ACH payments in the amount of $39,300. The agreement also allows for the third-party to file UCCs securing their interest in the receivables and includes customary events of default.

The Company recorded a debt discount of $555,000, which will be amortized under the effective interest method. The Company is utilizing the prospective method to account for subsequent changes in the estimated future payments, whereby if there is a change in the estimated future cash flows, a new effective interest rate is determined based on the revised estimate of remaining cash flows. The effective interest rate was 72.4%.

On November 30, 2023, this agreement was amended to increase the sale of future revenues outstanding balance by $1,375,500 to $1,965,000 for net cash proceeds of $865,500. All other terms remained the same.

As a result of the amendment, the Company recorded a debt discount of $510,000, which will be amortized under the effective interest method. The Company is utilizing the prospective method to account for subsequent changes in the estimated future payments, whereby if there is a change in the estimated future cash flows, a new effective interest rate is determined based on the revised estimate of remaining cash flows. The effective interest rate is 65.1%.

As of December 31, 2023, the outstanding principal balance is $1,807,800, net of debt discounts of $438,916.

Private Placement of 20% OID Promissory Notes and Warrants

On August 11, 2023, the Company entered into a securities purchase agreement in a private placement transaction with certain accredited investors, pursuant to which the Company issued and sold to the investors 20% OID subordinated promissory notes in the aggregate principal amount of $3,125,000 and warrants for the purchase of an aggregate of 40,989 common shares for total cash proceeds of $2,218,000.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

The notes are due and payable on February 11, 2024. The Company may voluntarily prepay the notes in full at any time. In addition, if the Company consummates any equity or equity-linked or debt securities issuance, or enters into a loan agreement or other financing, other than certain excluded debt (as defined in the note agreement), then the Company must prepay the notes in full. The notes are unsecured and have priority over all other unsecured indebtedness of the Company, except for certain senior indebtedness (as defined in the note agreement). The notes contain customary affirmative and negative covenants and events of default for a loan of this type.

The warrants are exercisable for a period five (5) years at an exercise price of $18.30 per share (subject to adjustments as defined in the warrant agreement) and may be exercised on a cashless basis if at the time of exercise there is no effective registration statement registering, or the prospectus contained therein is not available for, the issuance of common shares upon exercise thereof.

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

Spartan Capital Securities, LLC (“Spartan”) acted as placement agent in connection with the securities purchase agreement and received (i) a cash transaction fee equal to 6% of the aggregate gross proceeds, (ii) a non-accountable and non-reimbursable due diligence and expense fee equal to 1% of the aggregate gross proceeds and (iii) a warrant for the purchase of a number of common shares equal to eight percent (8%) of the number common shares issuable upon conversion of the notes and exercise of the warrants at an exercise price of $20.13 per share (subject to adjustments as defined in the warrant agreement), resulting in the issuance of a warrant for 86,613 common shares. The warrant is exercisable at any time six months after the date of issuance and until the fifth anniversary thereof.

Subject to Shareholder Approval, the notes are convertible into common shares at the option of the holders at any time on or following the date that an event of default (as defined in the note agreement) occurs at a conversion price equal to 90% of the lowest volume weighted average price of the Company’s common shares on any trading day during the five (5) trading days prior to the conversion date; provided that such conversion price shall not be less than $3.00 per share. The conversion price of the notes is subject to standard adjustments, including a price-based adjustment in the event that the Company issues any common shares or other securities convertible into or exercisable for common shares at an effective price per share that is lower than the conversion price, subject to certain exceptions.

The Company evaluated the embedded features within these promissory notes in accordance with ASC 480 and ASC 815. The Company determined that the embedded features, specifically (i) the default penalty of 40% on outstanding principal, and (ii) the conversion option into common shares at 90% of the lowest volume weighted average price for the common shares on the Company’s principal trading market (the “VWAP”) in the five days preceding conversion, subject to a $3.00 floor price, constitute derivative liabilities. These features, arising from default provisions not within the Company’s control, including the contingent interest feature and the contingent conversion (deemed redemption) feature, meet the definition of a derivative and do not qualify for derivative accounting exemptions. Consequently, these embedded features are bifurcated from the debt host and recognized as a single derivative liability.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

The initial fair value of the derivative liabilities was determined using a Monte Carlo Simulation valuation model, considering various potential outcomes and scenarios. The model used the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 145.37%; (iii) risk-free interest rate of 5.37%; (iv) maximum term of one year; (v) estimated fair value of the common shares of $18.52 per share; and (vi) various probability assumptions. Subsequent changes in fair value are recognized in the statement of operations each reporting period. The issuance costs for the promissory notes, along with the allocated fair values of both the warrants and the bifurcated embedded derivative liability, have been collectively treated as a debt discount. This discount is being amortized to interest expense over the term of the promissory notes using the effective interest method.

As of December 31, 2023, the total outstanding principal balance is $29,355, net of debt discounts of $3,095,645.

Vehicle Loans

The Company has financed purchases of vehicles with notes payable, which are secured by the vehicles purchased. These notes have five to six-year terms and interest rates ranging from 3.74% to 9.94%. As of December 31, 2023, the total outstanding balance is $389,226.

Estimated future minimum principal payments of notes payable for the next five years consists of the following as of December 31, 2023:

Year Ending December 31,	Amount
2024	$6,110,291
2025	105,068
2026	75,485
2027	62,699
2028	30,894
Total payments	$6,384,437

NOTE 14—CONVERTIBLE NOTES PAYABLE

Convertible notes payable as of December 31, 2023 and 2022 consisted of the following:

	December 31, 2023	December 31, 2022
Secured convertible promissory notes	$24,860,000	$24,860,000
6% subordinated convertible promissory notes	2,520,346	2,520,346
Private placements of convertible promissory notes	1,222,408	-
Total convertible notes payable	28,602,754	27,380,346
Less: debt discounts	(1,936,534)	(2,712,547)
Total convertible notes payable, net	$26,666,220	$24,667,799

Current portion of convertible notes payable, net	$3,614,142	$-
Convertible notes payable, net of current portion	$23,052,078	$24,667,799

Secured Convertible Promissory Notes

On October 8, 2021, the Company and each of its subsidiaries 1847 Asien, 1847 Wolo, and 1847 Cabinet (collectively, the “Guarantors”) entered into a note purchase agreement with two institutional investors, pursuant to which the Company issued to these purchasers secured convertible promissory notes in the aggregate principal amount of $24,860,000. The notes contain an aggregate original issue discount of $497,200. As a result, the total purchase price was $24,362,800. After payment of expenses of $617,825, the Company received net proceeds of $23,744,975, of which $10,687,500 was used to fund the cash portion of the purchase price for the acquisition of High Mountain and Innovative Cabinets. In addition, as consideration for the financing, the Company granted the financing agent 187,500 warrants with a fair value of $956,526 and 7.5% interest in High Mountain and Innovative Cabinets which had a fair value of $1,146,803. The agent fees were reflected as a discount against the convertible note payable with the warrants being included in additional paid in capital and the equity interest being included within noncontrolling interest on the consolidated balance sheet.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

The notes bear interest at a rate per annum equal to the greater of (i) 4.75% plus the U.S. Prime Rate that appears in The Wall Street Journal from time to time or (ii) 8%; provided that, upon an event of default (as defined in the note agreement), such rate shall increase to 24% or the maximum legal rate. Payments of interest only, computed at such rate on the outstanding principal amount, will be due and payable quarterly in arrears commencing on January 1, 2022 and continuing on the first day of each calendar quarter thereafter through and including the maturity date, October 8, 2026.

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

The holders of the notes may, in their sole discretion, elect to convert any outstanding and unpaid principal portion of the notes, and any accrued but unpaid interest on such portion, into common shares at an adjusted conversion price equal to $2.76 per share (subject to adjustments as defined in the note agreement); provided that the notes contain certain beneficial ownership limitations.

The note purchase agreement and the notes contain customary representations, warranties, affirmative and negative financial and other covenants and events of default for loans of this type. The notes are guaranteed by each of the Guarantors and are secured by a first priority security interest in all of the assets of the Company and the Guarantors.

As of December 31, 2023, the total outstanding principal balance is $23,052,078, net of debt discounts of $1,807,922, with an accrued interest balance of $881,711.

6% Subordinated Convertible Promissory Notes

On October 8, 2021, 1847 Cabinet issued 6% subordinated convertible promissory notes in the aggregate principal amount of $5,880,345 to Steven J. Parkey and Jose D. Garcia-Rendon, the sellers of High Mountain and Innovative Cabinets. On July 26, 2022, the Company entered into a conversion agreement with Steven J. Parkey and Jose D. Garcia-Rendon, pursuant to which they agreed to convert an aggregate of $3,360,000 of the notes into an aggregate of 8,000 common shares at a conversion price of $420 per share. As a result, the Company recognized a loss on extinguishment of debt of $1,280,000.

The notes bear interest at a rate of six percent (6%) per annum and are due and payable on October 8, 2024; provided that upon an event of default (as defined in the note agreement), such interest rate shall increase to ten percent (10%) per annum. 1847 Cabinet may prepay the notes in whole or in part, without penalty or premium, upon ten (10) business days prior written notice to the holders of the notes.

On October 8, 2021, the Company entered into an exchange agreement with the holders, pursuant to which the Company granted them the right to exchange all of the principal amount and accrued but unpaid interest under the notes or any portion thereof for a number of common shares to be determined by dividing the amount to be converted by an exchange price equal to the higher of (i) the 30-day volume weighted average price for the common shares on the primary national securities exchange or over-the-counter market on which the common shares are traded over the thirty (30) trading days immediately prior to the applicable exchange date or (ii) $1,000 (subject to adjustments as defined in the note agreement).

The notes contain customary events of default, including in the event of a default under the secured convertible promissory notes described above. The rights of the holders to receive payments under the notes are subordinated to the rights of the purchasers under secured convertible promissory notes described above.

As of December 31, 2023, the outstanding total principal balance is $2,391,734, net of debt discounts of $128,612, with an accrued interest balance of $534,750.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Private Placements of Convertible Promissory Notes and Warrants

On July 8, 2022, the Company entered into securities purchase agreement with one accredited investor, Mast Hill Fund, L.P. (“Mast Hill”), pursuant to which the Company issued to such investor (i) a promissory note in the principal amount of $600,000 and (ii) five-year warrants for the purchase of an aggregate of 1,000 common shares at an exercise price of $600 per share (subject to adjustments as defined in the warrant agreement) for total net cash proceeds of $499,600. As additional consideration, the Company issued a three-year warrant to J.H. Darbie & Co (the broker) for the purchase of 36 common shares at an adjusted exercise price of $2.76 per share (subject to adjustments as defined in the warrant agreement). On August 10, 2022, the promissory note was repaid in full.

On February 3, 2023, the Company entered into securities purchase agreements with two accredited investors, Mast Hill and Leonite Fund I, LP (“Leonite”), pursuant to which the Company issued to such investors (i) promissory notes in the aggregate principal amount of $604,000 and (ii) five-year warrants for the purchase of an aggregate of 1,259 common shares at an adjusted exercise price of $2.76 per share (subject to adjustments as defined in the warrant agreement) for total cash proceeds of $540,000. As additional consideration, the Company issued an aggregate of 1,259 common shares to the investors as a commitment fee. Additionally, the Company issued a five-year warrant to J.H. Darbie & Co (the broker) for the purchase of 9 common shares at an adjusted exercise price of $2.76 per share (subject to adjustments as defined in the warrant agreement).

On February 9, 2023, the Company entered into securities purchase agreements with two accredited investors, Mast Hill and Leonite, pursuant to which the Company issued to such investors (i) promissory notes in the aggregate principal amount of $2,557,575 and (ii) five-year warrants for the purchase of an aggregate of 5,329 common shares at an adjusted exercise price of $2.76 per share (subject to adjustments as defined in the warrant agreement) for total cash proceeds of $2,271,818. As additional consideration, the Company issued 2,898 common shares to Mast Hill and issued to Leonite a five-year warrant for the purchase of 2,431 common shares at an exercise price of $1.00 per share (subject to adjustments as defined in the warrant agreement), which were issued as a commitment fee. Additionally, the Company issued a five-year warrant to J.H. Darbie & Co (the broker) for the purchase of 120 common shares at an adjusted exercise price of $2.76 per share (subject to adjustments as defined in the warrant agreement).

On February 22, 2023, the Company entered into securities purchase agreement with one accredited investor, Mast Hill, pursuant to which the Company issued to such investor (i) a promissory note in the principal amount of $878,000 and (ii) five-year warrants for the purchase of an aggregate of 1,830 common shares at an adjusted exercise price of $2.76 per share (subject to adjustments as defined in the warrant agreement) for total cash proceeds of $737,700. As additional consideration, the Company issued a five-year warrant for the purchase of 1,984 common shares at an exercise price of $1.00 per share (subject to adjustments as defined in the warrant agreement) to the investor as a commitment fee. Additionally, the Company issued a five-year warrant to J.H. Darbie & Co (the broker) for the purchase of 76 common shares at an adjusted exercise price of $2.76 per share (subject to adjustments as defined in the warrant agreement).

These notes bear interest at a rate of 12% per annum and mature on the first anniversary of the date of issuance; provided that any principal amount or interest which is not paid when due shall bear interest at a rate of the lesser of 16% per annum or the maximum amount permitted by law from the due date thereof until the same is paid. The notes require monthly payments of principal and interest commencing in May 2023. The Company may voluntarily prepay the outstanding principal amount and accrued interest of each note in whole upon payment of certain prepayment fees. In addition, if at any time the Company receives cash proceeds from any source or series of related or unrelated sources, including, but not limited to, the issuance of equity or debt, the exercise of outstanding warrants, the issuance of securities pursuant to an equity line of credit (as defined in the note agreement) or the sale of assets outside of the ordinary course of business, each holder shall have the right in its sole discretion to require the Company to immediately apply up to 50% of such proceeds to repay all or any portion of the outstanding principal amount and interest then due under the notes. The notes are unsecured and have priority over all other unsecured indebtedness. The notes contain customary affirmative and negative covenants and events of default for a loan of this type.

The notes become convertible into common shares at the option of the holders at any time on or following the date that an event of default (as defined in the note agreement) occurs under the notes at a conversion price equal the lower of (i) $420 per share (subject to adjustments as defined in the note agreement) and (ii) 80% of the lowest volume weighted average price of the common shares on any trading day during the five (5) trading days prior to the conversion date; provided that such conversion price shall not be less than $3.00 per share.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

The Company evaluated the embedded features within these notes in accordance with ASC 480 and ASC 815. The Company determined that the embedded features, specifically (i) the default penalty of 15% on outstanding principal and accrued interest, and (ii) the conversion option into common shares at the lower of $420 per share or 80% of the lowest VWAP in the five days preceding conversion, subject to a $3.00 floor price, constitute derivative liabilities. These features, arising from default provisions not within the Company’s control, including the contingent interest feature and the contingent conversion (deemed redemption) feature, meet the definition of a derivative and do not qualify for derivative accounting exemptions. Consequently, these embedded features are bifurcated from the debt host and recognized as a single derivative liability.

The initial fair value of the derivative liabilities was determined using a Monte Carlo Simulation valuation model, considering various potential outcomes and scenarios. The model used the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 160.45%; (iii) risk-free interest rate of 4.68%; (iv) maximum term of one year; (v) estimated fair value of the common shares of $193 per share; and (vi) various probability assumptions. Subsequent changes in fair value are recognized in the statement of operations each reporting period. The issuance costs for the promissory notes, along with the allocated fair values of both the warrants and the bifurcated embedded derivative liability, have been collectively treated as a debt discount. This discount is being amortized to interest expense over the term of the promissory notes using the effective interest method.

On August 4, 2023, the Company received notices from Mast Hill and Leonite that an event of default had occurred under the notes issued on February 3, 2023 for failure to make certain payments when due. Mast Hill and Leonite agreed in writing that they would not require any payments in cash for the over-due amounts or accelerate the payments due under the notes for a period of 60 days. Since an event of default occurred, Mast Hill and Leonite have the right to convert the notes, including the over-due amounts, penalties and fees, into common shares at their election. On August 4, 2023, Mast Hill converted its note in full into 5,536 common shares, which conversion amount included $91,174 of principal, interest and certain penalties and fees. In August 2023, Leonite converted its note in full into 47,979 common shares, which conversion amount included $730,814 of principal, interest and certain penalties and fees.

On August 9, 2023, the Company received notices from Mast Hill and Leonite that an event of default had occurred under the notes issued on February 9, 2023 for failure to make certain payments when due. Mast Hill and Leonite agreed in writing that they would not require any payments in cash for the over-due amounts or accelerate the payments due under the notes for a period of 60 days. Since an event of default occurred, Mast Hill and Leonite have the right to convert the notes, including the over-due amounts, penalties and fees, into common shares at their election. In August 2023, Mast Hill converted a portion of its note into 100,691 common shares, which conversion amount included $1,002,556 of principal, interest and certain penalties and fees. In August and December 2023, Leonite converted a portion of its note into 222,050 common shares, which conversion amount included $1,536,582 of principal, interest and certain penalties and fees.

On August 31, 2023, the Company, Mast Hill and Leonite entered into amendments to the notes issued on February 9, 2023 and February 22, 2023, pursuant to which the parties agreed to extend the maturity date of these remaining notes to August 31, 2024 and the Company agreed to make monthly payments commencing on September 30, 2023, as further described in the amendments. Mast Hill and Leonite have also agreed not to convert any portion of the remaining notes as long as the Company makes these payments on time or receives approval from the Company to do so. As additional consideration for the amendments, the Company agreed to pay Mast Hill and Leonite an amendment fee equal to 10% of the principal amounts of the remaining notes.

As of December 31, 2023, the total outstanding principal balance of these notes is $1,222,408, with an accrued interest balance of $45,956.

Estimated future minimum principal payments of convertible notes payable for the next five years consists of the following as of December 31, 2023:

Year Ending December 31,	Amount
2024	$3,742,754
2025	-
2026	24,860,000
Total payments	$28,602,754

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

NOTE 15—RELATED PARTIES

Related Party Note

Related party note payable as of December 31, 2023 and 2022 consisted of the following:

	December 31, 2023	December 31, 2022
Related party promissory note	$578,290	$362,779

Current portion of related party note payable	$578,290	$362,779
Related party note payable, net of current portion	$-	$-

On September 30, 2020, a portion of the purchase price for the acquisition of Kyle’s was paid by the issuance of a promissory note by 1847 Cabinet to Stephen Mallatt, Jr. and Rita Mallatt, who are officers of Kyle’s, in the principal amount of $1,260,000. Payment of the principal and accrued interest on the note was subject to vesting. On July 26, 2022, the Company and 1847 Cabinet entered into a conversion agreement with Stephen Mallatt, Jr. and Rita Mallatt, pursuant to which they agreed to convert $797,221 of the vesting note into 1,899 common shares at a conversion price of $420 per share. As a result, the Company recognized a loss on extinguishment of debt of $303,706.

The note was subsequently amended on multiple occasions. Pursuant to the latest amendment, the parties agreed to extend the maturity date of the note to July 30, 2023. As additional consideration for entering into the amendment, 1847 Cabinet agreed to pay an amendment fee of $76,784 on the maturity date. This note is currently in default.

As of December 31, 2023, the outstanding principal balance is $578,290, with an accrued interest balance of $21,528.

Management Services Agreements

On April 15, 2013, the Company and the Manager entered into a management services agreement, pursuant to which the Company is required to pay the Manager a quarterly management fee equal to 0.5% of its adjusted net assets for services performed (the “Parent Management Fee”). The amount of the Parent Management Fee with respect to any fiscal quarter is (i) reduced by the aggregate amount of any management fees received by the Manager under any offsetting management services agreements with respect to such fiscal quarter, (ii) reduced (or increased) by the amount of any over-paid (or under-paid) Parent Management Fees received by (or owed to) the Manager as of the end of such fiscal quarter, and (iii) increased by the amount of any outstanding accrued and unpaid Parent Management Fees. The Company expensed $0 in Parent Management Fees for the years ended December 31, 2023 and 2022.

On May 28, 2020, 1847 Asien entered into an offsetting management services agreement with the Manager. Pursuant to the management services agreement, the Manager will provide certain services to 1847 Asien in exchange for a quarterly management fee. This fee will be the greater of $75,000 or 2% of adjusted net assets (as defined within the management services agreement). 1847 Asien expensed management fees of $300,000 for the years ended December 31, 2023 and 2022.

On August 21, 2020, 1847 Cabinet entered into an offsetting management services agreement with the Manager, which was amended on October 8, 2021. Pursuant to the amended management services agreement, the Manager will provide certain services to 1847 Cabinet in exchange for a quarterly management fee. This fee will be the greater of $125,000 or 2% of adjusted net assets (as defined within the amended management services agreement). 1847 Cabinet expensed management fees of $500,000 for the years ended December 31, 2023 and 2022.

On March 30, 2021, 1847 Wolo entered into an offsetting management services agreement with the Manager. Pursuant to the management services agreement, the Manager will provide certain services to 1847 Wolo in exchange for a quarterly management fee. This fee will be the greater of $75,000 or 2% of adjusted net assets (as defined within the management services agreement). 1847 Wolo expensed management fees of $300,000 for the years ended December 31, 2023 and 2022.

On February 9, 2023, 1847 ICU entered into an offsetting management services agreement with the Manager. Pursuant to the management services agreement, the Manager will provide certain services to 1847 ICU in exchange for a quarterly management fee. This fee will be the greater of $75,000 or 2% of adjusted net assets (as defined within the management services agreement). 1847 ICU expensed management fees of $225,000 for the years ended December 31, 2023.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

In addition, if the aggregate amount of management fees paid or to be paid to the Manager under the offsetting management services agreements, exceeds, or is expected to exceed, 9.5% of the Company’s gross income in any fiscal year or the Parent Management Fee in any fiscal quarter, then the management fee to be paid by such entities shall be reduced, on a pro rata basis determined by reference to the other management fees to be paid to the Manager under other offsetting management services agreements.

On a consolidated basis, the Company expensed total management fees of $1,325,000 and $1,100,000 for the years ended December 31, 2023 and 2022, respectively.

Manager’s Profit Allocation

The Manager owns 100% of the allocation shares of the Company which represent the original equity interest in the Company. As a holder of the allocation shares, the Manager is entitled to receive a 20% profit allocation as a form of preferred distribution, pursuant to a profit allocation formula upon the occurrence of certain events. Generally, the distribution of the profit allocation is paid upon the occurrence of the sale of a material amount of capital stock or assets of one of the Company’s businesses, including if the Company distributes its equity ownership in a subsidiary to the Company’s shareholders in a spin-off or similar transaction (a “Sale Event”), or, at the option of the Manager, at the five-year anniversary date of the acquisition of one of the Company’s businesses (a “Holding Event”). The calculation of the profit allocation and the rights of the Manager, as the holder of the allocation shares, are governed by the operating agreement. The Company records distributions of the profit allocation to the holders upon occurrence of a Sale Event or Holding Event as dividends declared on allocation interests to shareholders’ equity when they are approved by the Company’s board of directors.

The last occurrence of profit allocation distribution to the Manager by the Company was during the fourth quarter of 2020, concurrent with the spin-off of a former subsidiary. Following the profit allocation distribution to the Manager, the board of directors identified a need to adjust the distribution to the Manger, which resulted in the recognition of a $2 million distribution receivable from the Manager within shareholders’ equity, with repayment anticipated upon the occurrence of the next qualified profit allocation distribution event (the “Distribution Receivable”).

On April 23, 2024, the Company and the Manager entered into a letter agreement regarding the timing of payment of the Distribution Receivable, pursuant to which the parties agreed to treat the Distribution Receivable as a $2,000,000, plus interest accrued thereon at a non-compounding rate equal to the applicable federal rate, unqualified obligation of the Manager to be repaid as a credit against all future profit allocations resulting from both a Sale Event and a Holding Event payable to the Manager, all until the Distribution Receivable is fully paid, provided that, if the Distribution Receivable is not fully paid by the application of such credit or otherwise by the first to occur of (i) December 31, 2024 and (ii) the date of the sale of all or substantially all the assets (in a transaction of any form) or the liquidation, dissolution or winding up, voluntary or involuntary, of either party, then upon such date the unpaid balance shall be immediately due, payable and paid by the Manager.

Advances

From time to time, the Company has received advances from its chief executive officer to meet short-term working capital needs. As of December 31, 2023 and 2022, a total of $118,834 in advances from related parties are outstanding. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

As of December 31, 2023 and 2022, the Manager has funded the Company $74,928 in related party advances. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

Building Lease

On September 1, 2020, Kyle’s entered into an industrial lease agreement with Stephen Mallatt, Jr. and Rita Mallatt, who are officers of Kyle’s. The lease is for a term of five years, with an option for a renewal term of five years and provides for a base rent of $7,000 per month for the first 12 months, which will increase to $7,210 for months 13-16 and to $7,426 for months 37-60. In addition, Kyle’s is responsible for all taxes, insurance and certain operating costs during the lease term.

During the years ended December 31, 2023 and 2022, the Company expensed $87,106 under this related party lease.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

NOTE 16—CONVERTIBLE PREFERRED SHARES

Series A Senior Convertible Preferred Shares

On September 30, 2020, the Company executed a share designation, which was amended on November 20, 2020, March 26, 2021 and September 29, 2021, to designate 4,450,460 of its shares as series A senior convertible preferred shares. The following is a description of the rights of the series A senior convertible preferred shares.

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

Dividend Rights. Holders of series A senior convertible preferred shares are entitled to dividends at a rate per annum of 24.0% of the stated value ($2.20 per share, subject to adjustment). Dividends shall accrue from day to day, whether or not declared, and shall be cumulative. Dividends shall be payable quarterly in arrears on each dividend payment date in cash or common shares at the Company’s discretion. Dividends payable in common shares shall be calculated based on a price equal to eighty percent (80%) of the VWAP during the five (5) trading days immediately prior to the applicable dividend payment date; provided, however, that if the common shares are not registered, and Rule 144 rulemaking referred to below is effective on the payment date, the dividends payable in common shares shall be calculated based upon the fixed price of $1.57 per share; provided further, that the Company may only elect to pay dividends in common shares based upon such fixed price if the VWAP for the five (5) trading days immediately prior to the applicable dividend payment date is $1.57 or higher.

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Conversion Rights. Each series A senior convertible preferred share, plus all accrued and unpaid dividends thereon, shall be convertible, at the option of the holder thereof, at any time and from time to time, into such number of fully paid and nonassessable common shares determined by dividing the stated value ($2.20 per share), plus the value of the accrued, but unpaid, dividends thereon, by a conversion price of $700 per share (subject to adjustment); provided that in no event shall the holder of any series A senior convertible preferred shares be entitled to convert any number of series A senior convertible preferred shares that upon conversion the sum of (i) the number of common shares beneficially owned by the holder and its affiliates and (ii) the number of common shares issuable upon the conversion of the series A senior convertible preferred shares with respect to which the determination of this proviso is being made, would result in beneficial ownership by the holder and its affiliates of more than 4.99% of the then outstanding common shares. This limitation may be waived (up to a maximum of 9.99%) by the holder and in its sole discretion, upon not less than sixty-one (61) days’ prior notice to the Company.

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

Adjustments. The share designation contains standard adjustments to the conversion price in the event of any share splits, share combinations, share reclassifications, dividends paid in common shares, sales of substantially all of the Company’s assets, mergers, consolidations or similar transactions. In addition, the share designation provides that if, but only if, the Requisite Holders provide the Company with at least ten (10) business day’s prior written notice, then, from and after the date of such notice, the stated dividend rate, the stated value and the conversion price shall automatically adjust as follows:

●	On the first day of the 12th month following the issuance date of any series A senior convertible preferred shares, the stated dividend rate shall automatically increase by five percent (5.0%) per annum and the conversion price shall automatically adjust to the lower of the (i) initial conversion price and (ii) the price equal to the lowest VWAP of the ten (10) trading days immediately preceding such date.

●	On the first day of the 24th month following the issuance date of any series A senior convertible preferred shares, the stated dividend rate shall automatically increase by an additional five percent (5.0%) per annum, the stated value shall automatically increase by ten percent (10%) and the conversion price shall automatically adjust to the lower of the (i) initial conversion price and (ii) the price equal to the lowest VWAP of the ten (10) trading days immediately preceding such date. On June 15, 2023, the Requisite Holders provided notice that the stated dividend rate increased from 14% to 24% of the stated value and the stated value increased from $2.00 to $2.20.

●	On the first day of the 36th month following the issuance date of any series A senior convertible preferred shares, the stated dividend rate shall automatically increase by an additional five percent (5.0%) per annum, the stated value shall automatically increase by ten percent (10%) and the conversion price shall automatically adjust to the lower of the (i) initial conversion price and (ii) the price equal to the lowest VWAP of the ten (10) trading days immediately preceding the third adjustment date. On March 31, 2024, the stated dividend rate increased from 24% to 29% of the stated value and the stated value increased from $2.20 to $2.42.

Notwithstanding the foregoing, the conversion price for purposes of the adjustments above shall not be adjusted to a number that is below $3.00 per share. In addition, if any legislation or rules are adopted whereby the holding period of securities for purposes of Rule 144 of the Securities Act of 1933, as amended, for convertible securities that convert at market-adjusted rates is increased resulting in a longer holding period for convertible securities like the series A senior convertible preferred shares and the unavailability at the time of conversion of Rule 144, the pricing provisions that are based upon the lowest VWAP of the previous ten (10) trading days immediately preceding the relevant adjustment date shall be removed unless the common shares issuable upon conversion are then registered under an effective registration statement.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

Most Favored Nations. The securities purchase agreement relating to the issuance of the series A senior convertible preferred shares contains a standard most favored nations provision which provides that, unless otherwise agreed to by the holders of a majority of the then outstanding series A senior convertible preferred shares, upon any issuance of (or announcement of intent to effect an issuance of) any security, or amendment to (or announcement of intent to effect an amendment to) any security, by the Company with any term that any holder of series A senior convertible preferred shares reasonably believes is more favorable to the holder of such security than to the holder of the series A senior convertible preferred shares then (i) the Company shall notify the holder of series A senior convertible preferred shares of such additional or more favorable term within five (5) business days of the new issuance and/or amendment of the respective security, which notice may include the filing of a current report on Form 8-K that discloses the issuance of such new security, and (ii) such term, the holder’s option, shall become a part of the transaction documents with the holder of the series A senior convertible preferred shares. The types of terms contained in another security that may be more favorable to the purchaser of such security include, but are not limited to, terms addressing conversion discounts, prepayment rate, conversion lookback periods, interest rates, original issue discounts, stock sale price, private placement price per share, and warrant coverage. The holders of the series A senior convertible preferred shares have used this provision to reduce the conversion price on multiple occasions.

During the years ended December 31, 2023 and 2022, the Company accrued series A preferred share dividends of $347,157 and $590,162, respectively. During the year ended December 31, 2023, the Company settled $434,629 of previously accrued dividends through the issuance of 23,423  common shares.

During the year ended December 31, 2023, 1,367,273 shares of series A senior convertible preferred shares were converted into 160,752 common shares. During the year ended December 31, 2022, 133,333 shares of series A senior convertible preferred shares were converted into 381 common shares and the Company redeemed 90,909 series A senior convertible preferred shares for a total redemption price of $209,091.

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

As of December 31, 2023 and 2022, the Company had 226,667 and 1,593,940 shares of series A senior convertible preferred shares issued and outstanding, respectively.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Series B Senior Convertible Preferred Shares

On February 17, 2022, the Company executed a share designation to designate 583,334 of its shares as series B senior convertible preferred shares. The following is a description of the rights of the series B senior convertible preferred shares.

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

Dividend Rights. Holders of series B senior convertible preferred shares are entitled to dividends at a rate per annum of 19.0% of the stated value ($3.00 per share, subject to adjustment). Dividends shall accrue from day to day, whether or not declared, and shall be cumulative. Dividends shall be payable quarterly in arrears on each dividend payment date in cash or common shares at the Company’s discretion. Dividends payable in common shares shall be calculated based on a price equal to eighty percent (80%) of the VWAP during the five (5) trading days immediately prior to the applicable dividend payment date; provided, however, that if the common shares are not registered, and rulemaking regarding the Rule 144 holding period referred to below is effective on the payment date, the dividends payable in common shares shall be calculated based upon the fixed price of $2.70 per share; provided further, that the Company may only elect to pay dividends in common shares based upon such fixed price if the VWAP for the five (5) trading days immediately prior to the applicable dividend payment date is $2.70 or higher.

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

Conversion Rights. Each series B senior convertible preferred share, plus all accrued and unpaid dividends thereon, shall be convertible, at the option of the holder thereof, at any time and from time to time, into such number of fully paid and nonassessable common shares determined by dividing the stated value ($3.00 per share), plus the value of the accrued, but unpaid, dividends thereon, by the conversion price of $1,200 per share (subject to adjustments); provided that in no event shall the holder of any series B senior convertible preferred shares be entitled to convert any number of series B senior convertible preferred shares that upon conversion the sum of (i) the number of common shares beneficially owned by the holder and its affiliates and (ii) the number of common shares issuable upon the conversion of the series B senior convertible preferred shares with respect to which the determination of this proviso is being made, would result in beneficial ownership by the holder and its affiliates of more than 4.99% of the then outstanding common shares. This limitation may be waived (up to a maximum of 9.99%) by the holder and in its sole discretion, upon not less than sixty-one (61) days’ prior notice to the Company.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

Adjustments. The share designation contains standard adjustments to the conversion price in the event of any share splits, share combinations, share reclassifications, dividends paid in common shares, sales of substantially all of the Company’s assets, mergers, consolidations or similar transactions. In addition, the share designation provides that the stated dividend rate, the stated value and the conversion price shall automatically adjust as follows:

●	On the first day of the 12th month following the issuance of the first series B senior convertible preferred share, the stated dividend rate shall automatically increase by five percent (5.0%) per annum and the conversion price shall automatically adjust to the lower of the (i) initial conversion price and (ii) the price equal to the lowest VWAP of the ten (10) trading days immediately preceding such date. On February 25, 2023, the stated dividend rate increased from 14% to 19% of the stated value.

●	On the first day of the 24th month following the issuance of the first series B senior convertible preferred share, the stated dividend rate shall automatically increase by an additional five percent (5.0%) per annum, the stated value shall automatically increase by ten percent (10%) and the conversion price shall automatically adjust to the lower of the (i) initial conversion price and (ii) the price equal to the lowest VWAP of the ten (10) trading days immediately preceding such date. On February 25, 2024, the stated dividend rate increased from 19% to 24% of the stated value and the stated value increased from $3.30 to $3.30.

●	On the first day of the 36th month following the issuance of the first series B senior convertible preferred share, the stated dividend rate shall automatically increase by an additional five percent (5.0%) per annum, the stated value shall automatically increase by ten percent (10%) and the conversion price shall automatically adjust to the lower of the (i) initial conversion price and (ii) the price equal to the lowest VWAP of the ten (10) trading days immediately preceding such date.

Notwithstanding the foregoing, the conversion price for purposes of the adjustments above shall not be adjusted to a number that is below $3.00 per share. In addition, if any legislation or rules are adopted whereby the holding period of securities for purposes of Rule 144 of the Securities Act of 1933, as amended, for convertible securities that convert at market-adjusted rates is increased resulting in a longer holding period for convertible securities like the series B senior convertible preferred shares and the unavailability at the time of conversion of Rule 144, the pricing provisions that are based upon the lowest VWAP of the previous ten (10) trading days immediately preceding the relevant adjustment date shall be removed unless the common shares issuable upon conversion are then registered under an effective registration statement.

Most Favored Nations. The securities purchase agreement relating to the issuance of the series B senior convertible preferred shares contains a standard most favored nations provision which provides that, unless otherwise agreed to by the holders of a majority of the then outstanding series B senior convertible preferred shares, upon any issuance of (or announcement of intent to effect an issuance of) any security, or amendment to (or announcement of intent to effect an amendment to) any security, by the Company with any term that any holder of series B senior convertible preferred shares reasonably believes is more favorable to the holder of such security than to the holder of the series B senior convertible preferred shares then (i) the Company shall notify the holder of series B senior convertible preferred shares of such additional or more favorable term within five (5) business days of the new issuance and/or amendment of the respective security, which notice may include the filing of a current report on Form 8-K that discloses the issuance of such new security, and (ii) such term, the holder’s option, shall become a part of the transaction documents with the holder of the series B senior convertible preferred shares. The types of terms contained in another security that may be more favorable to the purchaser of such security include, but are not limited to, terms addressing conversion discounts, prepayment rate, conversion lookback periods, interest rates, original issue discounts, stock sale price, private placement price per share, and warrant coverage. The holders of the series B senior convertible preferred shares have used this provision to reduce the conversion price on multiple occasions.

During the year ended December 31, 2022, the Company sold an aggregate of 481,566 units, at a price of $3.00 per unit, for aggregate gross proceeds of $1,281,000. Of this amount 58,234 units were sold to the Company’s Chief Executive Officer, Ellery W. Roberts, for aggregate gross proceeds of $174,700. The Company had total issuance costs relating to these offerings of approximately $15,000, resulting in net proceeds of $1,429,700.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Each unit consists of one (1) series B senior convertible preferred share and a three-year warrant to purchase one (1) common share at an exercise price of $1,200 per common share (subject to adjustments), which such exercise price was adjusted to $3.00 following the adjustments, and may be exercised on a cashless basis under certain circumstances. The embedded conversion options of the series B senior convertible preferred shares and warrants were clearly and closely related to the equity host and did not require bifurcation. The $1,429,700 of net proceeds were allocated on a relative fair value basis of $1,257,650 to the series B preferred shares and $172,050 to the warrants. The series B preferred shares fair value was derived using an Option Pricing Method and the warrants fair value was derived using a Monte Carlo Simulation Model.

During the years ended December 31, 2023 and 2022, the Company accrued series B preferred share dividends of $165,810 and $162,268, respectively. During the year ended December 31, 2023, the Company settled $75,722 of previously accrued dividends through the issuance of 10,942  common shares.

During the year ended December 31, 2023, 373,332 shares of series B senior convertible preferred shares were converted into 88,495 common shares. During the year ended December 31, 2022, the Company redeemed 16,667 series B senior convertible preferred shares for a total redemption price of $57,501.

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

As of December 31, 2023 and 2022, the Company had 91,567 and 464,899 shares of series B senior convertible preferred shares issued and outstanding, respectively.

NOTE 17—SHAREHOLDERS’ EQUITY (DEFICIT)

Allocation Shares

As of December 31, 2023 and 2022, the Company had authorized and outstanding 1,000 allocation shares. These allocation shares do not entitle the holder thereof to vote on any matter relating to the Company other than in connection with amendments to the Company’s operating agreement and in connection with certain other corporate transactions as specified in the operating agreement.

The 1,000 allocation shares are issued and outstanding and held by the Manager, which is controlled by Mr. Roberts, the Company’s chief executive officer and a principal shareholder.

Common Shares

As of December 31, 2023 and 2022, the Company was authorized to issue 500,000,000 common shares and had 915,581 and 56,789 common shares issued and outstanding, respectively.

On February 16, 2022, the Company issued 381 common shares upon the conversion of 133,333 series A senior convertible preferred shares.

On August 2, 2022, the Company entered into an underwriting agreement with Craft Capital Management LLC and R.F. Lafferty & Co. Inc., as representatives of the underwriters named on Schedule 1 thereto, relating to the Company’s public offering of common shares. Under the underwriting agreement, the Company agreed to sell 14,286 common shares to the underwriters, at a gross purchase price per share of $420 per share, pursuant to the Company’s registration statement on Form S-1 (File No. 333-259011) under the Securities Act of 1933, as amended. On August 5, 2022, the Company sold 14,286 common shares for total gross proceeds of $6 million. After deducting underwriting commissions and expenses, the Company received net proceeds of approximately $5.15 million.

On August 2, 2022, the Company issued an aggregate of 8,000 common shares upon the partial extinguishment of the 6% convertible promissory notes issued to the Sellers of High Mountain and Innovative Cabinets (as described in Note 14).

On August 2, 2022, the Company issued 1,899 common shares upon the partial extinguishment of the related party promissory issued to Stephen Mallatt, Jr. and Rita Mallatt (as described in Note 15).

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

On August 2, 2022, the Company issued 2,851 common shares to Bevilacqua PLLC, the Company’s outside securities counsel, upon the settlement of accounts payable.

On March 23, 2022, the Company declared a common share dividend of $5.00 per share, or an aggregate of $249,762 to shareholders of record as of March 31, 2022. This dividend was paid on April 15, 2022.

On July 29, 2022, the Company declared a common share dividend of $13.13 per share, or an aggregate of $337,841 to shareholders of record as of August 4, 2022. This dividend was paid on August 19, 2022.

On August 23, 2022, the Company declared a common share dividend of $13.13 per share, or an aggregate of $505,751 to shareholders of record as of September 30, 2022. This dividend was paid on October 17, 2022.

On July 3, 2023, the Company entered into a securities purchase agreement with certain purchasers and a placement agency agreement with Spartan, pursuant to which the Company agreed to issue and sell to such purchasers an aggregate of 38,450 common shares and prefunded warrants for the purchase of 55,000 common shares at an offering price of $20 per common share and $19 per pre-funded warrant, pursuant to the Company’s effective registration statement on Form S-1 (File No. 333-272057). On July 7, 2023, the closing of this offering was completed. At the closing, the purchasers prepaid the exercise price of the prefunded warrants in full. Therefore, the Company received total gross proceeds of $1,869,000. Pursuant to the placement agency agreement, Spartan received a cash transaction fee equal to 8% of the aggregate gross proceeds and reimbursement of certain out-of-pocket expenses. After deducting these and other offering expenses, the Company received net proceeds of approximately $1,494,480. All of the purchasers exercised the prefunded warrants in full either at closing or shortly thereafter and the Company issued an aggregate of 55,000 common shares upon such exercise.

On July 14, 2023, the Company entered into a securities purchase agreement with certain purchasers and a placement agency agreement with Spartan, which were amended pursuant to an amendatory agreement, dated July 18, 2023, among the Company, Spartan and such purchasers. Pursuant to the foregoing, on July 18, 2023, the Company issued and sold to such purchasers an aggregate of 40,000 common shares at a purchase price of $24 per share for total gross proceeds of $960,000, pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-269509). Spartan received a cash transaction fee equal to 8% of the aggregate gross proceeds and reimbursement of certain out-of-pocket expenses. After deducting these and other offering expenses, the Company received net proceeds of approximately $858,200.

During the year ended December 31, 2023, the Company issued an aggregate 34,365  common shares to the holders of the series A and B senior convertible preferred shares in settlement of $510,351 of accrued dividends. Pursuant to the series A and B senior convertible preferred shares designations, dividends payable in common shares shall be calculated based on a price equal to eighty percent (80%) of the volume weighted average price for the common shares on the Company’s principal trading market during the five (5) trading days immediately prior to the applicable dividend payment date.

During the year ended December 31, 2023, the Company issued an aggregate of 4,157 common shares to two accredited investors as a commitment fee (as described in Note 14).

During the year ended December 31, 2023, the Company issued 5,066 common shares upon the exercise of warrants for cash proceeds of $5,064.

During the year ended December 31, 2023, the Company issued an aggregate of 22,751 common shares upon the cashless exercise of other warrants.

During the year ended December 31, 2023, the Company issued an aggregate of 160,752 common shares upon the conversion of an aggregate of 1,367,273 series A senior convertible preferred shares.

During the year ended December 31, 2023, the Company issued an aggregate of 88,495 common shares upon the conversion of an aggregate of 373,332 series B senior convertible preferred shares.

During the year ended December 31, 2023, the Company issued an aggregate of 409,756 common shares upon the conversion of promissory notes and accrued interest (as described in Note 14).

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Warrants

Warrant Dividend Issued to Preferred Shareholders

During the year ended December 31, 2022 (as described in Note 16), the Company sold an aggregate of 481,566 units, each unit consists of one (1) series B senior convertible preferred share and a three-year warrant to purchase one (1) common share at an exercise price of $1,200 per common share (subject to adjustments), which such exercise price was adjusted to $3.00 following the adjustments, and may be exercised on a cashless basis under certain circumstances. The embedded conversion options of the series B senior convertible preferred shares and warrants were clearly and closely related to the equity host and did not require bifurcation.

Accordingly, a portion of the proceeds were allocated to the warrants and preferred shares based on their relative fair value using the Geometric Brownian Motion Stock Path Monte Carlo Simulation. The assumptions used in the model were as follows: (i) dividend yield of 0%; (ii) expected volatility of 51.81%; (iii) weighted average risk-free interest rate of 0.31%; (iv) expected life of three years; (v) estimated fair value of the common shares of $776 per share; (vi) exercise price of $1,200; and (vii) various probability assumptions related to redemption and down round price adjustments. The fair value of the warrants was $379,553, resulting in the amount allocated to the warrants, based on their relative fair value of $172,050, which was recorded as additional paid-in capital.

Warrant Dividend Issued to Common Shareholders

On January 3, 2023, the Company issued warrants for the purchase of 4,079 common shares as a dividend to common shareholders of record as of December 23, 2022, pursuant to a warrant agent agreement, dated January 3, 2023, with VStock Transfer, LLC. Each holder of common shares received a warrant to purchase one (1) common share for every ten (10) common shares owned as of the record date (with the number of shares underlying the warrant received rounded down to the nearest whole number). Each warrant represents the right to purchase common shares at an initial exercise price of $420 per share (subject to certain adjustments as set forth in the warrants). The Company may, at its option, voluntarily reduce the then-current exercise price to such amount and for such period or periods of time which may be through the expiration date as may be deemed appropriate by the board of directors. Cashless exercises of the warrants are not permitted. The warrants will generally be exercisable in whole or in part beginning on the later of (i) January 3, 2024 or (ii) the date that a registration statement on Form S-3 with respect to the issuance and registration of the common shares underlying the warrants has been filed with and declared effective by the SEC, and thereafter until January 3, 2026. The Company may redeem the warrants at any time in whole or in part at $0.001 per warrant (subject to equitable adjustment to reflect share splits, share dividends, share combinations, recapitalizations and like occurrences) upon not less than 30 days’ prior written notice to the registered holders of the warrants. As a result of the issuance of warrants as a dividend to common shareholders, the Company recognized a deemed dividend of approximately $0.6 million, which was calculated using a Black-Scholes pricing model.

Warrants Issued in Private Placements of Promissory Notes

On July 8, 2022, the Company entered into securities purchase agreement with one accredited investor, Mast Hill, pursuant to which the Company issued to such investor (i) a promissory note in the principal amount of $600,000 and (ii) five-year warrants for the purchase of an aggregate of 1,000 common shares at an exercise price of $600 per share (subject to adjustments as defined in the warrant agreement) for total net cash proceeds of $499,600. As additional consideration, the Company issued a three-year warrant to J.H. Darbie & Co (the broker) for the purchase of 36 common shares at an adjusted exercise price of $2.76 per share (subject to adjustments as defined in the warrant agreement).

Accordingly, a portion of the proceeds were allocated to the warrants and common shares based on their relative fair value using the Geometric Brownian Motion Stock Path Monte Carlo Simulation. The assumptions used in the model were as follows: (i) dividend yield of 0%; (ii) expected volatility of 49.11%; (iii) weighted average risk-free interest rate of 3.13%; (iv) expected life of five years; (v) estimated fair value of the common shares of $723 per share; (vi) exercise price ranging from $600 to $750; and (vii) various probability assumptions related to down round price adjustments. The fair value of the warrants was $2,405,306, resulting in the amount allocated to the warrants, based on their relative fair value of $402,650, which was recorded as additional paid-in capital.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

On February 3, 2023, the Company entered into securities purchase agreements with two accredited investors, Mast Hill and Leonite, pursuant to which the Company issued to such investors (i) promissory notes in the aggregate principal amount of $604,000 and (ii) five-year warrants for the purchase of an aggregate of 1,259 common shares at an adjusted exercise price of $2.76 per share (subject to adjustments as defined in the warrant agreement) for total cash proceeds of $540,000. Additionally, the Company issued a five-year warrant to J.H. Darbie & Co (the broker) for the purchase of 9 common shares at an adjusted exercise price of $2.76 per share (subject to adjustments as defined in the warrant agreement). The exercise prices of the outstanding foregoing warrants were adjusted on multiple occasions due to the antidilution provisions (down round feature) in the warrants described below.

Accordingly, a portion of the proceeds were allocated to the warrants and common shares based on their relative fair value using the Geometric Brownian Motion Stock Path Monte Carlo Simulation. The assumptions used in the model were as follows: (i) dividend yield of 0%; (ii) expected volatility of 162.3%; (iii) weighted average risk-free interest rate of 4.1%; (iv) expected life of five years; (v) estimated fair value of the common shares of $193 per share; (vi) exercise price ranging from $420 to $525; and (vii) various probability assumptions related to down round price adjustments. The fair value of the warrants was $222,129 and the fair value of the commitment shares was $242,858, resulting in the amount allocated to the warrants and commitment shares, based on their relative fair value of $218,172, which was recorded as additional paid-in capital.

On February 9, 2023, the Company entered into securities purchase agreements with two accredited investors, Mast Hill and Leonite, pursuant to which the Company issued to such investors (i) promissory notes in the aggregate principal amount of $2,557,575 and (ii) five-year warrants for the purchase of an aggregate of 5,329 common shares at an adjusted exercise price of $2.76 per share (subject to adjustments as defined in the warrant agreement) for total cash proceeds of $2,271,818. As additional consideration, the Company issued Leonite a five-year warrant for the purchase of 2,431 common shares at an exercise price of $1.00 per share (subject to adjustments as defined in the warrant agreement), which were issued as a commitment fee. Additionally, the Company issued a five-year warrant to J.H. Darbie & Co (the broker) for the purchase of 120 common shares at an adjusted exercise price of $2.76 per share (subject to adjustments as defined in the warrant agreement). The exercise prices of the outstanding foregoing warrants were adjusted on multiple occasions due to the antidilution provisions (down round feature) in the warrants described below.

Accordingly, a portion of the proceeds were allocated to the warrants and common shares based on their relative fair value using the Geometric Brownian Motion Stock Path Monte Carlo Simulation. The assumptions used in the model were as follows: (i) dividend yield of 0%; (ii) expected volatility of 162.0%; (iii) weighted average risk-free interest rate of 4.3%; (iv) expected life of five years; (v) estimated fair value of the common shares of $180 per share; (vi) exercise price ranging from $1.00 to $525; and (vii) various probability assumptions related to down round price adjustments. The fair value of the warrants was $1,323,774 and the fair value of the commitment shares was $521,590, resulting in the amount allocated to the warrants and commitment shares, based on their relative fair value of $879,829, which was recorded as additional paid-in capital.

On February 22, 2023, the Company entered into securities purchase agreement with one accredited investor, Mast Hill, pursuant to which the Company issued to such investor (i) a promissory note in the principal amount of $878,000 and (ii) five-year warrants for the purchase of an aggregate of 1,830 common shares at an adjusted exercise price of $2.76 per share (subject to adjustments as defined in the warrant agreement) for total cash proceeds of $737,700. As additional consideration, the Company issued a five-year warrant for the purchase of 1,984 common shares at an exercise price of $1.00 per share (subject to adjustments as defined in the warrant agreement) to the investor as a commitment fee. Additionally, the Company issued a five-year warrant to J.H. Darbie & Co (the broker) for the purchase of 76 common shares at an adjusted exercise price of $2.76 per share (subject to adjustments as defined in the warrant agreement). The exercise prices of the outstanding foregoing warrants were adjusted on multiple occasions due to the antidilution provisions (down round feature) in the warrants described below.

Accordingly, a portion of the proceeds were allocated to the warrants based on their relative fair value using the Geometric Brownian Motion Stock Path Monte Carlo Simulation. The assumptions used in the model were as follows: (i) dividend yield of 0%; (ii) expected volatility of 161.6%; (iii) weighted average risk-free interest rate of 4.5%; (iv) expected life of five years; (v) estimated fair value of the common shares of $151 per share; (vi) exercise price ranging from $1.00 to $525; and (vii) various probability assumptions related to down round price adjustments. The fair value of the warrants was $556,485, resulting in the amount allocated to the warrants, based on their relative fair value of $261,945, which was recorded as additional paid-in capital.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

On August 11, 2023 (as described in Note 13), the Company entered into a securities purchase agreement in a private placement transaction with certain accredited investors, pursuant to which the Company issued five-year warrants for the purchase of an aggregate of 40,989 common shares an exercise price of $18.30 per share (subject to standard adjustments). Spartan acted as placement agent in connection with the securities purchase agreement and received warrants for the purchase of a number of common shares equal to eight percent (8%) of the number common shares issuable upon conversion of the notes and exercise of the warrants at an exercise price of $20.13 per share (subject to standard adjustments), resulting in the issuance of a warrant for 86,613 common shares. The warrant is exercisable at any time six months after the date of issuance and until the fifth anniversary thereof.

Accordingly, a portion of the proceeds were allocated to the warrants based on their relative fair value using the Black-Scholes option pricing model. The assumptions used in the model were as follows: (i) dividend yield of 0%; (ii) expected volatility of 153.1%; (iii) risk-free interest rate of 4.3%; (iv) expected life of five years; (v) estimated fair value of the common shares of $18.52 per share; (vi) exercise price ranging from $18.30 to $20.13. The fair value of the warrants was $2,171,600, resulting in the amount allocated to the warrants, based on their relative fair value of $909,377, which was recorded as additional paid-in capital.

Warrants Issued in Public Equity Offering

On August 5, 2022, the Company issued a common share purchase warrant to each of Craft Capital Management LLC and R.F. Lafferty & Co. Inc., the representatives of the underwriters for the public offering described above, for the purchase of 358 common shares at an adjusted exercise price of $2.76 per share (subject to adjustments as defined in the warrant agreement). The warrants are exercisable at any time and from time to time, in whole or in part, during the period commencing on February 5, 2023 and ending on August 2, 2027 and may be exercised on a cashless basis under certain circumstances.

On July 7, 2023 (as described above), the Company closed on a securities purchase agreement with certain purchasers and a placement agency agreement with Spartan, pursuant to which the Company agreed to issue and sell to such purchasers prefunded warrants for the purchase of 55,000 common shares at an exercise price of $1.00 per common share.

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

The fair value of the warrants deemed to be a liability, due to certain contingent put features, was determined using the Black-Scholes option pricing model, which was deemed to be an appropriate model due to the terms of the warrants issued, including a fixed term and exercise price. The assumptions used in the model were as follows: (i) dividend yield of 0%; (ii) expected volatility of 157.8%; (iii) risk-free interest rate of 5.3%; (iv) expected life of 30 days; (v) estimated fair value of the common shares of $22.04 per share; (vi) exercise price of $1.00.

Exercise Price Adjustments to Warrants

As a result of the issuance of common shares in settlement of series A senior convertible preferred shares accrued dividends on January 30, 2023, the exercise price of certain of the Company’s outstanding warrants was adjusted to $153.44 pursuant to certain antidilution provisions of such warrants (down round feature). As a result, the Company recognized a deemed dividend of $1,217,000, which was calculated using a Black-Scholes pricing model.

As a result of the issuance of common shares in settlement of series A senior convertible preferred shares accrued dividends on April 30, 2023, the exercise price of certain of the Company’s outstanding warrants was adjusted to $59.48 pursuant to certain antidilution provisions of such warrants (down round feature). As a result, the Company recognized a deemed dividend of $534,000, which was calculated using a Black-Scholes pricing model.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

As a result of the issuance of common shares in the offering on July 7, 2023, the exercise price of certain of the Company’s outstanding warrants was adjusted to $20 pursuant to certain antidilution provisions of such warrants (down round feature). As a result, the Company recognized a deemed dividend of $19,000, which was calculated using a Black-Scholes pricing model.

As a result of the issuance of common shares in settlement of series A senior convertible preferred shares and series B senior convertible preferred shares accrued dividends on July 30, 2023, the exercise price of certain of the Company’s outstanding warrants was adjusted to $16.28 pursuant to certain antidilution provisions of such warrants (down round feature). As a result, the Company recognized a deemed dividend of approximately $3,000, which was calculated using a Black-Scholes pricing model.

As a result of the issuance of common shares upon the conversion of promissory notes on August 30, 2023, the exercise price of certain of the Company’s outstanding warrants was adjusted to $7.92 pursuant to certain antidilution provisions of such warrants (down round feature). As a result, the Company recognized a deemed dividend of $6,000, which was calculated using a Black-Scholes pricing model.

As a result of the issuance of common shares in settlement of series A senior convertible preferred shares and series B senior convertible preferred shares accrued dividends on October 30, 2023, the exercise price of certain of the Company’s outstanding warrants was adjusted to $2.76 pursuant to certain antidilution provisions of such warrants (down round feature). As a result, the Company recognized a deemed dividend of approximately $1,000, which was calculated using a Black-Scholes pricing model.

Below is a table summarizing the changes in warrants outstanding during the years ended December 31, 2023 and 2022:

	Warrants	Weighted- Average Exercise Price
Outstanding as of December 31, 2021	13,024	$952.00
Granted(1)	19,785	525.00
Exercised	(2,097)	(558.00)
Outstanding as of December 31, 2022	30,712	413.98
Granted	199,719	39.60
Exercised	(94,816)	(17.43)
Outstanding as of December 31, 2023	135,615	$33.86
Exercisable as of December 31, 2023	131,536	$21.88

(1)	Includes the issuance of warrants for the purchase of 2,955 common shares and an increase of 16,830 common shares underlying warrants pursuant to the adjustments described above.

As of December 31, 2023, the outstanding warrants have a weighted average remaining contractual life of 4.49 years and a total intrinsic value of $0.

NOTE 18—INCOME TAXES

As of December 31, 2023, the Company has net operating loss carry forwards of approximately $7.4 million that may be available to reduce future years’ taxable income indefinitely. Future tax benefits which may arise as a result of these losses have not been recognized in these condensed consolidated financial statements, as their realization is determined not likely to occur. Accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. For the year ending December 31, 2023, the Company reflects a deferred tax liability in the amount of $0.8 million due to the future tax liability from an asset with an indefinite life known as a “naked credit.” The future tax liability from this indefinite lived asset can be offset by up to 80% of net operating loss carryforwards created after 2017. The remaining portion of the future tax liability from indefinite lived assets cannot be used to offset definite lived deferred tax assets.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

The components for the provision of income taxes include:

	December 31, 2023	December 31, 2022
Current Federal and State	$586,000	$(206,000)
Deferred Federal and State	(194,000)	(1,471,000)
Total (benefit) provision for income taxes	$392,000	$(1,677,000)

A reconciliation of the statutory US Federal income tax rate to the Company’s effective income tax rate is as follows:

	December 31, 2023	December 31, 2022
Federal tax	21.0%	21.0%
State tax	1.7%	1.1%
Permanent items	(5.1)%	(3.1)%
Measurement period adjustment	(6.9)%	-%
Valuation allowance	(11.9)%	-%
Other	-%	(5.5)%
Effective income tax rate	(1.2)%	13.5%

Deferred income taxes reflect the net tax effect of temporary differences between amounts recorded for financial reporting purposes and amounts used for tax purposes. The Company has a net cumulative current deferred tax liability of $758,000. The major components of deferred tax assets and liabilities are as follows:

	December 31, 2023	December 31, 2022
Deferred tax assets
Inventory obsolescence	$341,000	$93,000
Sales return reserve	104,000	-
Business interest limitation	3,134,000	1,707,000
Lease liabilities	492,000	650,000
Other	123,000	75,000
Loss carryforward	1,845,000	285,000
Valuation allowance	(4,736,000)	-
Total deferred tax assets	$1,303,000	$2,810,000

Deferred tax liabilities
Fixed assets	$(391,000)	$(418,000)
Right-of-use assets	(468,000)	(628,000)
Intangibles	(1,144,000)	(2,363,000)
Other	(58,000)	-
Total deferred tax liabilities	$(2,061,000)	$(3,409,000)

Total net deferred income tax liabilities	$(758,000)	$(599,000)

NOTE 19—SUBSEQUENT EVENTS

Public Offering

On February 9, 2024, the Company entered into a securities purchase agreement with certain purchasers and a placement agency agreement with Spartan, pursuant to which the Company agreed to issue and sell to such purchasers an aggregate of 1,825,937 common shares and pre-funded warrants for the purchase of 3,174,063 common shares at an offering price of $1.00 per common share and $0.99 per pre-funded warrant, pursuant to the Company’s effective registration statement on Form S-1 (File No. 333-276670). On February 14, 2024, the closing of this offering was completed. At the closing, the purchasers prepaid the exercise price of the pre-funded warrants in full. Therefore, the Company received total gross proceeds of $5,000,000. Pursuant to the placement agency agreement, Spartan received a cash transaction fee equal to 8% of the aggregate gross proceeds and reimbursement of certain out-of-pocket expenses. After deducting these and other offering expenses, the Company received net proceeds of approximately $4,460,000.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

The pre-funded warrants are exercisable at any time until they are exercised in full at an exercise price of $0.01 per share, which has been pre-paid by the purchasers in full. The exercise price and number of common shares issuable upon exercise will adjust in the event of certain share dividends and distributions, share splits, share combinations, reclassifications or similar events affecting the common shares. Notwithstanding the foregoing, a holder will not have the right to exercise any portion of a pre-funded warrant if the holder (together with its affiliates) would beneficially own in excess of 4.99% of the number of common shares outstanding immediately after giving effect to the exercise, which such percentage may be increased or decreased by the holder, but not in excess of 9.99%, upon at least 61 days’ prior notice to the Company.

Since the closing of this offering, the Company has issued 505,000 common shares upon the exercise of pre-funded warrants.

OID Note Extension

The Company used a portion of the net proceeds of the public offering to repay $1,250,000 of the 20% OID subordinated promissory notes described in Note 13. Pursuant to a note extension agreement, the maturity date of the remaining notes was extended to the earlier of (i) April 11, 2024 or (ii) the completion of a subsequent financing, in exchange for an additional 20% original issue discount. The Company also subsequently repaid one of the notes in the principal amount of $187,500. Accordingly, the aggregate principal amount of the remaining notes is $2,109,375.

New OID Note

On March 4, 2024, the Company issued a 20% OID subordinated note in the principal amount of $1,250,000 to an accredited investor for a purchase price of $1,000,000. On March 27, 2024, the note was amended and restated to increase the principal amount to $1,562,500 and to increase the purchase price to $1,250,000. On April 9, 2024, the note was further amended and restated to increase the principal amount to $2,500,000 and to increase the purchase price to $2,000,000. This note is due and payable on June 4, 2024; provided, however, that if the Company has filed, prior to such date, a registration statement on Form S-1 relating to a public offering of its equity and the Form S-1 is still being reviewed by the SEC as of such date, then the maturity date will be automatically extended until July 5, 2024 and the principal amount of the note shall be increased to $2,750,000. The Company may voluntarily prepay the note in full at any time. In addition, if the Company consummates any equity or equity-linked or debt securities issuance, or enters into a loan agreement or other financing, other than certain excluded debt (as defined in the note), then the Company must prepay the note in full. The note is unsecured and has priority over all other unsecured indebtedness, except for certain senior indebtedness (as defined in the note). The note contains customary affirmative and negative covenants and events of default for a loan of this type.

Preferred Dividends

On January 30, 2024, the Company issued 22,538 common shares to the holders of series A senior convertible preferred shares in settlement of $30,494 of accrued dividends.

On January 30, 2024, the Company issued 9,829 common shares to the holders of series B senior convertible preferred shares in settlement of $13,299 of accrued dividends.

On February 13, 2014, the Company issued 99,205 common shares to a holder of series A senior convertible preferred shares in settlement of $100,475 of accrued dividends.

Preferred Conversions

Subsequent to December 31, 2024, the Company issued 474,856 common shares upon the conversion of 181,212 series A senior convertible preferred shares.

Subsequent to December 31, 2024, the Company issued 296,742 common shares upon the conversion of 91,567 series B senior convertible preferred shares.

Note Conversions

On April 11, 2024, the Company issued 386,857 common shares upon the conversion of the promissory note issued on February 9, 2023 (see Note 14).

On each of April 3, 2024 and April 12, 2024, the Company issued 252,102 common shares upon the conversion of $255,102.04 one of the secured convertible promissory note issued on October 8, 2021 (see Note 14).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 25, 2024	1847 HOLDINGS LLC

/s/ Ellery W. Roberts
	Name:	Ellery W. Roberts
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Vernice L. Howard
	Name:	Vernice L. Howard
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Ellery W. Roberts	Chairman and Chief Executive Officer	April 25, 2024
Ellery W. Roberts	(principal executive officer)

/s/ Vernice L. Howard	Chief Financial Officer	April 25, 2024
Vernice L. Howard	(principal financial and accounting officer)

/s/ Robert D. Barry	Director	April 25, 2024
Robert D. Barry

/s/ Michele A. Chow-Tai	Director	April 25, 2024
Michele A. Chow-Tai

/s/ Clark R. Crosnoe	Director	April 25, 2024
Clark R. Crosnoe

/s/ Paul A. Froning	Director	April 25, 2024
Paul A. Froning

/s/ Tracy S. Harris	Director	April 25, 2024
Tracy S. Harris

/s/ Lawrence X. Taylor	Director	April 25, 2024
Lawrence X. Taylor