Form 10-Q
period 2024-03-31
1847 Holdings LLC
filed 2024-05-15
CIK 1599407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

or

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

As of May 10, 2024, there were 5,292,851 common shares of the registrant issued and outstanding.

1847 HOLDINGS LLC

Quarterly Report on Form 10-Q

 Period Ended March 31, 2024

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

1847 HOLDINGS LLC

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$577,608	$731,944
Receivables, net	6,128,310	7,463,199
Contract assets	62,646	80,398
Inventories, net	7,675,213	7,601,444
Prepaid expenses and other current assets	1,551,471	897,696
Current assets of discontinued operations	-	1,939,951
Total Current Assets	15,995,248	18,714,632

Property and equipment, net	1,576,290	1,810,144
Operating lease right-of-use assets	3,563,493	3,818,498
Long-term deposits	153,735	153,735
Intangible assets, net	4,783,740	4,974,348
Goodwill	9,808,335	9,808,335
Non-current assets of discontinued operations	-	88,505
TOTAL ASSETS	$35,880,841	$39,368,197

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$13,020,669	$12,194,676
Contract liabilities	2,735,171	3,308,098
Due to related parties	193,762	193,762
Current portion of operating lease liabilities	1,067,395	1,038,978
Current portion of finance lease liabilities	176,312	178,906
Current portion of notes payable, net	5,559,851	2,545,953
Current portion of convertible notes payable, net	3,267,183	3,614,142
Related party note payable	578,290	578,290
Derivative liabilities	1,146,145	1,389,203
Warrant liabilities	5,392,700	-
Current liabilities of discontinued operations	-	3,097,215
Total Current Liabilities	33,137,478	28,139,223

Operating lease liabilities, net of current portion	2,655,317	2,932,686
Finance lease liabilities, net of current portion	560,681	605,242
Notes payable, net of current portion	217,045	239,181
Convertible notes payable, net of current portion	23,209,118	23,052,078
Revolving line of credit, net	3,642,460	3,647,511
Deferred tax liability, net	731,000	758,000
Non-current liabilities of discontinued operations	-	34,965
TOTAL LIABILITIES	64,153,099	59,408,886

Shareholders’ Deficit
Series A senior convertible preferred shares, no par value, 4,450,460 shares designated; 45,455 and 226,667 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	38,177	190,377
Series B senior convertible preferred shares, no par value, 583,334 shares designated; 11,457 and 91,567 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	30,235	240,499
Allocation shares, 1,000 shares authorized; 1,000 shares issued and outstanding as of March 31, 2024 and December 31, 2023	1,000	1,000
Common shares, $0.001 par value, 500,000,000 shares authorized; 4,494,166 and 915,581 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	4,495	916
Distribution receivable	(2,000,000)	(2,000,000)
Additional paid-in capital	60,286,036	57,676,191
Accumulated deficit	(85,359,373)	(74,835,392)
TOTAL 1847 HOLDINGS SHAREHOLDERS’ DEFICIT	(26,999,430)	(18,726,409)
NON-CONTROLLING INTERESTS	(1,272,828)	(1,314,280)
TOTAL SHAREHOLDERS’ DEFICIT	(28,272,258)	(20,040,689)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$35,880,841	$39,368,197

The accompanying notes are an integral part of these condensed consolidated financial statements.

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2024	2033
Revenues	$14,913,497	$12,965,603

Operating Expenses
Cost of revenues	9,325,561	8,032,294
Personnel	3,115,356	2,473,420
Depreciation and amortization	424,462	527,006
General and administrative	2,132,600	1,501,639
Professional fees	3,025,149	387,821
Total Operating Expenses	18,023,128	12,922,180

INCOME (LOSS) FROM OPERATIONS	(3,109,631)	43,423

Other Income (Expense)
Other income (expense)	(19,932)	32,898
Interest expense	(1,316,890)	(1,379,436)
Amortization of debt discounts	(3,675,589)	(412,650)
Loss on extinguishment of debt	(421,875)	-
Loss on change in fair value of warrant liabilities	(1,902,200)	-
Loss on change in fair value of derivative liabilities	(612,462)	-
Preliminary gain on bargain purchase	-	2,639,861
Total Other Income (Expense)	(7,948,948)	880,673

NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(11,058,579)	924,096
Income tax expense (benefit)	(98,000)	228,000
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	$(11,156,579)	$1,152,096
Net loss from discontinued operations	(262,577)	(104,615)
Gain on disposition of Asien’s	1,060,095	-
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	797,518	(104,615)
NET INCOME (LOSS)	$(10,359,061)	$1,047,481

NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS FROM CONTINUING OPERATIONS	17,852	59,822
NET (INCOME) LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS FROM DISCONTINUED OPERATIONS	(59,304)	5,231
NET INCOME (LOSS) ATTRIBUTABLE TO 1847 HOLDINGS	$(10,400,513)	$1,112,534

NET LOSS FROM CONTINUING OPERATIONS ATTRIBUTABLE TO 1847 HOLDINGS	(11,138,727)	1,211,918
NET LOSS FROM DISCONTINUED OPERATIONS ATTRIBUTABLE TO 1847 HOLDINGS	738,214	(99,384)
NET INCOME (LOSS) ATTRIBUTABLE TO 1847 HOLDINGS	$(10,400,513)	$1,112,534

PREFERRED SHARE DIVIDENDS	(122,468)	(162,865)
DEEMED DIVIDENDS	(1,000)	(1,835,000)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(10,523,981)	$(885,331)

LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS - BASIC AND DILUTED	$(4.69)	$(17.78)
LOSS PER COMMON SHARE FROM DISCONTINUED OPERATIONS - BASIC AND DILUTED	(0.31)	(2.25)
LOSS PER COMMON SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS - BASIC AND DILUTED	$(4.38)	$(20.03)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	2,400,310	44,200

The accompanying notes are an integral part of these condensed consolidated financial statements.

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

	Series A Senior Convertible Preferred Shares		Series B Senior Convertible Preferred Shares		Allocation	Common Shares		Distribution	Additional Paid-In	Accumulated	Non- Controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Shares	Amount	Receivable	Capital	Deficit	Interests	Deficit
Balance at December 31, 2023	226,667	$190,377	91,567	$240,499	$1,000	915,581	$916	$(2,000,000)	$57,676,191	$(74,835,392)	$(1,314,280)	$(20,040,689)
Issuance of common shares upon settlement of accrued series A preferred share dividends	-	-	-	-	-	121,743	122	-	130,846	-	-	130,968
Issuance of common shares upon settlement of accrued series B preferred share dividends	-	-	-	-	-	9,829	10	-	13,289	-	-	13,299
Issuance of common shares upon conversion of series A preferred shares	(181,212)	(152,200)	-	-	-	474,856	475	-	151,725	-	-	-
Issuance of common shares upon conversion of series B preferred shares	-	-	(80,110)	(210,264)	-	254,363	254	-	210,010	-	-	-
Issuance of common shares upon conversion of convertible notes payable	-	-	-	-	-	386,857	387	-	1,260,806	-	-	1,261,193
Issuance of common shares and prefunded warrants in public offering	-	-		-	-	1,825,937	1,826	-	4,333,174	-	-	4,335,000
Fair value of warrant liabilities upon exercise of prefunded warrants	-	-	-	-	-	-	-	-	(4,335,000)	-	-	(4,335,000)
Issuance of common shares upon exercise of prefunded warrants	-	-		-	-	505,000	505	-	(505)	-	-	-
Extinguishment of warrant liabilities upon exercise of prefunded warrants	-	-	-	-	-	-	-	-	844,500	-	-	844,500
Deemed dividend from down round provision in warrants	-	-	-	-	-	-	-	-	1,000	(1,000)	-	-
Dividends - series A senior convertible preferred shares	-	-		-	-	-	-	-	-	(119,492)	-	(119,492)
Dividends - series B senior convertible preferred shares	-	-		-	-	-	-	-	-	(2,976)	-	(2,976)
Net loss	-	-		-	-	-	-	-	-	(10,400,513)	41,452	(10,359,061)
Balance at March 31, 2024	45,455	$38,177	11,457	$30,235	$1,000	4,494,166	$4,495	$(2,000,000)	$60,286,036	$(85,359,373)	$(1,272,828)	$(28,272,258)

	Series A Senior Convertible Preferred Shares		Series B Senior Convertible Preferred Shares		Allocation	Common Shares		Distribution	Additional Paid-In	Accumulated	Non- Controlling	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Shares	Amount	Receivable	Capital	Deficit	Interests	(Deficit)
Balance at December 31, 2022	1,593,940	$1,338,746	464,899	$1,214,181	$1,000	56,789	$57	$(2,000,000)	$43,966,628	$(41,919,277)	$288,499	$2,889,834
Issuance of common shares upon settlement of accrued series A preferred shares dividends	-	-	-	-	-	996	1	-	152,667	-	-	152,668
Issuance of common shares and warrants in connection with a private debt offering	-	-	-	-	-	4,157	4	-	1,360,358	-	-	1,360,362
Issuance of common shares upon cashless exercise of warrants	-	-	-	-	-	614	1	-	(1)	-	-	-
Deemed dividend from issuance of warrants to common shareholders	-	-	-	-	-	-	-	-	618,000	(618,000)	-	-
Deemed dividend from down round provision in warrants	-	-	-	-	-	-	-	-	1,217,000	(1,217,000)	-	-
Dividends - series A senior convertible preferred shares	-	-	-	-	-	-	-	-	-	(110,045)	-	(110,045)
Dividends - series B senior convertible preferred shares	-	-	-	-	-	-	-	-	-	(52,820)	-	(52,820)
Net income	-	-	-	-	-	-	-	-	-	1,112,534	(65,053)	1,047,481
Balance at March 31, 2023	1,593,940	$1,338,746	464,899	$1,214,181	$1,000	62,556	$63	$(2,000,000)	$47,314,652	$(42,804,608)	$223,446	$5,287,480

The accompanying notes are an integral part of these condensed consolidated financial statements.

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(10,359,061)	$1,047,481
Net loss from discontinued operations	262,577	104,615
Gain on disposition of Asien’s	(1,060,095)	-
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Preliminary gain on bargain purchase	-	(2,639,861)
Loss on extinguishment of debt	421,875	-
Loss on change in fair value of warrant liabilities	1,902,200	-
Loss on change in fair value of derivative liabilities	612,462	-
Deferred taxes	(27,000)	(370,000)
Inventory reserve	45,000	30,000
Depreciation and amortization	424,462	527,006
Amortization of debt discounts	3,675,589	412,650
Amortization of right-of-use assets	255,005	185,516
Changes in operating assets and liabilities:
Receivables	1,334,889	(396,546)
Contract assets	17,752	28,622
Inventories	(118,769)	(65,794)
Prepaid expenses and other current assets	(653,775)	40,416
Accounts payable and accrued expenses	559,540	(108,976)
Contract liabilities	(572,927)	(395,884)
Customer deposits	-	(2,107)
Operating lease liabilities	(248,952)	(179,859)
Net cash used in operating activities from continuing operations	(3,529,228)	(1,782,721)
Net cash used in operating activities from discontinued operations	(13,462)	(69,045)
Net cash used in operating activities	(3,542,690)	(1,851,766)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for ICU Eyewear, net of cash acquired	-	(3,670,887)
Purchases of property and equipment	-	(63,443)
Net cash used in investing activities from continuing operations	-	(3,734,330)
Net cash used in investing activities from discontinued operations	-	(302)
Net cash used in investing activities	-	(3,734,632)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from notes payable	1,124,900	1,410,000
Net proceeds from issuance of common shares and warrants in connection with a private debt offering	-	3,549,518
Net proceeds from issuance of common shares and warrants in connection with a public offering	4,335,000	-
Net proceeds from revolving line of credit	(68,153)	1,963,182
Repayments of notes payable and finance lease liabilities	(2,016,855)	(61,808)
Accrued series B preferred share dividends paid	-	(48,681)
Net cash provided by financing activities from continuing operations	3,374,892	6,812,211
Net cash provided by financing activities from discontinued operations	(4,836)	(7,241)
Net cash provided by financing activities	3,370,056	6,804,970

NET CHANGE IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS	(154,336)	1,295,160

CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS
Cash from continuing operations at the beginning of the period	$731,944	$868,944
Cash from continuing operations at the end of the period	$577,608	2,164,104

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$1,171,608	$646,974
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Net assets acquired in the acquisition of ICU Eyewear	$-	$2,639,861
Net assets from the disposition of Asien’s	$1,060,095	$-
Deemed dividend from issuance of warrants to common shareholders	$-	$618,000
Deemed dividend from down round provision in warrants	$1,000	$1,217,000
Accrued dividends on series A preferred shares	$119,492	$110,045
Accrued dividends on series B preferred shares	$2,976	$52,820
Issuance of common shares upon settlement of accrued series A dividends	$130,968	$152,668
Issuance of common shares upon settlement of accrued series B dividends	$13,299	$-
Issuance of common shares upon conversion of series A shares	$152,200	$-
Issuance of common shares upon conversion of series B shares	$210,264	$-
Issuance of common shares upon cashless exercise of warrants	$-	$1
Debt discount on notes payable	$437,600	$2,405,419
Fair value of warrant liabilities recognized upon issuance of prefunded warrants	$4,335,000	$-
Issuance of common shares upon exercise of prefunded warrants	$505	$-
Extinguishment of warrant liabilities upon exercise of prefunded warrants	$844,500	$-
Issuance of common shares upon conversion of convertible notes payable	$1,261,193	$-
Reclassification of accrued interest to convertible notes payable	$17,954	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

NOTE 1—BASIS OF PRESENTATION AND OTHER INFORMATION

The accompanying unaudited condensed consolidated financial statements of 1847 Holdings LLC (the “Company,” “we,” “us,” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all the information and footnotes required by GAAP for complete financial statements. The December 31, 2023 consolidated balance sheet data was derived from audited financial statements but do not include all disclosures required by GAAP. The interim unaudited condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K, as filed with the Securities and Exchange Commission on April 25, 2024. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

Discontinued Operations

On February 26, 2024, Asien’s Appliance, Inc. (“Asien’s”), a wholly owned subsidiary of 1847 Asien Inc. (“1847 Asien”), entered into a general assignment (the “Assignment Agreement”), for the benefit of its creditors, with SG Service Co., LLC (the “Assignee”). Pursuant to the Assignment Agreement, Asien’s transferred ownership of all or substantially all of its right, title, and interest in, as well as custody and control of, its assets to the Assignee in trust. The results of operations of Asien’s are reported as discontinued operations for the three months ended March 31, 2024 and 2023. Unless otherwise noted, amounts and disclosures throughout these notes to condensed consolidated financial statements relate solely to continuing operations and exclude all discontinued operations. See Note 3 for additional information.

The Company evaluates all disposal transactions to determine whether such disposal qualifies for reporting as discontinued operations in accordance with ASC 205-20, “Discontinued Operations.” A disposal of a component or a group of components is reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on the Company’s operations and financial results when the following occurs: (1) a component (or group of components) meets the criteria to be classified as held for sale; (2) the component or group of components is disposed of by sale; or (3) the component or group of components is disposed of other than by sale (for example, by abandonment or in a distribution to owners in a spin-off). For any component classified as held for sale or disposed of by sale or other than by sale, qualifying for presentation as a discontinued operation, the Company reports the results of operations of the discontinued operations (including any gain or loss recognized on the disposal or loss recognized on classification as held for sale of a discontinued operation), less applicable income taxes (benefit), as a separate component in the consolidated statement of operations for current and all prior periods presented. The Company also reports assets and liabilities associated with discontinued operations as separate line items on the consolidated balance sheet for prior periods.

Reclassifications

Certain reclassifications within operating expenses have been made to the prior period’s financial statements to conform to the current period financial statement presentation. There is no impact in total to the results of operations and cash flows in all periods presented.

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about reportable segment’s profit or loss and assets that are currently required annually. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. These amendments are to be applied retrospectively. The Company is currently evaluating the impact this standard will have on its condensed consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which enhances the transparency and decision usefulness of income tax disclosures by requiring; (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2025, with early adoption permitted. These amendments are to be applied prospectively, with retrospective application permitted. The Company is currently evaluating the impact this standard will have on its condensed consolidated financial statements.

The Company currently believes there are no other issued and not yet effective accounting standards that are materially relevant to our condensed consolidated financial statements.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

NOTE 2—LIQUIDITY AND GOING CONCERN ASSESSMENT

Management assesses liquidity and going concern uncertainty in the Company’s condensed consolidated financial statements to determine whether there is sufficient cash on hand and working capital, including available borrowings on loans, to operate for a period of at least one year from the date the financial statements are issued, which is referred to as the “look-forward period,” as defined in GAAP. As part of this assessment, based on conditions that are known and reasonably knowable to management, management considered various scenarios, forecasts, projections, estimates and made certain key assumptions, including the timing and nature of projected cash expenditures or programs, its ability to delay or curtail expenditures or programs and its ability to raise additional capital, if necessary, among other factors. Based on this assessment, management made certain assumptions around implementing curtailments or delays in the nature and timing of programs and expenditures to the extent it deems probable those implementations can be achieved and management has the proper authority to execute them within the look-forward period.

As of March 31, 2024, the Company had cash and cash equivalents of $577,608 and total working capital deficit of $17,142,230. For the three months ended March 31, 2024, the Company incurred an operating loss of $3,109,631 and used cash flows in operating activities from continuing operations of $3,529,228.

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

An assessment was performed to determine whether there were conditions or events that, considered in the aggregate, raised substantial doubt about the Company’s ability to continue as a going concern within one year after the condensed consolidated financial statements are issued. Initially, this assessment did not consider the potential mitigating effect of management’s plans that had not been fully implemented. Based on this assessment, substantial doubt exists regarding the Company’s ability to continue as a going concern.

Management plans to address these concerns by securing additional financing through debt and equity offerings. Management assessed the mitigating effect of its plans to determine if it is probable that the plans would be effectively implemented within one year after the consolidated financial statements are issued and when implemented, would mitigate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern. These plans are subject to market conditions and reliance on third parties, and there is no assurance that effective implementation of the Company’s plans will result in the necessary funding to continue current operations and satisfy current debt obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern beyond one year from the date the condensed consolidated financial statements are issued.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and their carrying amounts, or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

NOTE 3—DISCONTINUED OPERATIONS

On February 26, 2024, Asien’s entered into an Assignment Agreement, for the benefit of its creditors. Pursuant to the Assignment Agreement, Asien’s transferred ownership of all or substantially all of its right, title, and interest in, as well as custody and control of, its assets to the Assignee in trust. The Company received no cash consideration related to the assignment. Following the assignment, the Company retained no financial interest in Asien’s.

The assignment of Asien’s represents a strategic shift and its results are reported as discontinued operations for the three months ended March 31, 2024 and 2023. The Company recognized a gain on disposition of Asien’s of $1,060,095, as a separate line item in discontinued operations in the consolidated statements of operations for the three months ended March 31, 2024.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

The following information presents the major classes of line item of assets and liabilities included as part of discontinued operations of Asien’s in the consolidated balance sheet as of December 31, 2023:

December 31, 2023
Current assets of discontinued operations
Cash and cash equivalents	$34,470
Investments	278,521
Receivables	88,770
Inventories, net	1,398,088
Prepaid expenses and other current assets	140,102
Total current assets of discontinued operations	1,939,951

Non-current assets of discontinued operations
Property and equipment, net	88,505

Total assets of discontinued operations	$2,028,456

Current liabilities of discontinued operations
Accounts payable and accrued expenses	$923,945
Customer deposits	2,143,493
Current portion of notes payable	29,777
Total current liabilities of discontinued operations	3,097,215

Non-current liabilities of discontinued operations
Notes payable, net of current portion	34,965

Total liabilities of discontinued operations	$3,132,180

The following information presents the major classes of line items constituting the loss from discontinued operations of Asien’s in the unaudited consolidated statements of operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Revenues	$870,952	$2,437,935

Operating expenses
Cost of revenues	744,706	1,813,783
Personnel	98,213	273,204
Depreciation and amortization	7,702	46,603
General and administrative	203,377	376,165
Professional fees	78,807	49,436
Total operating expenses	1,132,805	2,559,191

Loss from operations	(261,853)	(121,256)

Other income (expense)
Other income	-	270
Interest expense	(724)	(25,629)
Total other expense	(724)	(25,3590)

Net loss from discontinued operations before income taxes	(262,577)	(146,615)
Income tax benefit	-	42,000
Net loss from discontinued operations	$(262,577)	$(104,615)

Net loss (income) attributable to non-controlling interests from discontinued operations	(59,304)	5,231
Net loss from discontinued operations attributable to 1847 Holdings	$(321,881)	$(99,384)

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

The following information presents the major classes of line items constituting significant operating, investing and financing cash flow activities from discontinued operations of Asien’s in the unaudited consolidated statements of cash flows for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(262,577)	$(104,615)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred taxes	-	(42,000)
Depreciation and amortization	7,702	46,603
Changes in operating assets and liabilities:
Receivables	73,769	52,460
Inventories	213,399	183,208
Prepaid expenses and other current assets	108,686	20,117
Accounts payable and accrued expenses	320,362	(144,741)
Customer deposits	(474,803)	(80,077)
Net cash used in operating activities from discontinued operations	(13,462)	(69,045)

Cash flows from investing activities
Investments in certificates of deposit	-	(302)
Net cash used in investing activities from discontinued operations	-	(302)

Cash flows from financing activities
Repayments of notes payable	(4,836)	(7,241)
Net cash used in financing activities from discontinued operations	(4,836)	(7,241)

Net change in cash and cash equivalents from discontinued operations	$(18,298)	$(76,588)

NOTE 4—DISAGGREGATION OF REVENUES AND SEGMENT REPORTING

Following the divesture of the retail and appliances segment, the Company now has three reportable segments:

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

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

The Company’s revenues for the three months ended March 31, 2024 and 2023 are disaggregated as follows:

	For the Three Months Ended March 31, 2024
	Retail and Eyewear	Construction	Automotive Supplies	Total
Revenues
Eyewear-related	$3,560,542	$-	$-	$3,560,542
Personal protective equipment and other	335,625	-	-	335,625
Automotive horns	-	-	1,069,434	1,069,434
Automotive lighting	-	-	708,927	708,927
Custom cabinets and countertops	-	2,084,454	-	2,084,454
Finished carpentry	-	7,154,515	-	7,154,515
Total Revenues	$3,896,167	$9,238,969	$1,778,361	$14,913,497

	For the Three Months Ended March 31, 2023
	Retail and Eyewear	Construction	Automotive Supplies	Total
Revenues
Eyewear-related	$2,520,812	$-	$-	$2,520,812
Personal protective equipment and other	271,900	-	-	271,900
Automotive horns	-	-	995,417	995,417
Automotive lighting	-	-	264,749	264,749
Custom cabinets and countertops	-	2,116,182	-	2,116,182
Finished carpentry	-	6,796,543	-	6,796,543
Total Revenues	$2,792,712	$8,912,725	$1,260,166	$12,965,603

Segment information for the three months ended March 31, 2024 and 2023 are as follows:

	For the Three Months Ended March 31, 2024
	Retail and Eyewear	Construction	Automotive Supplies	Corporate Services	Total
Revenues	$3,896,167	$9,238,969	$1,778,361	$-	$14,913,497
Operating expenses
Cost of revenues	2,998,933	5,158,266	1,168,362	-	9,325,561
Personnel	653,191	2,026,709	300,412	135,044	3,115,356
Personnel – corporate allocation	-	(310,516)	(37,680)	348,196	-
Depreciation and amortization	104,596	319,797	69	-	424,462
General and administrative	367,865	1,416,995	210,925	(138,185)	1,857,600
General and administrative – management fees	75,000	125,000	75,000	-	275,000
General and administrative – corporate allocation	(29,893)	(320,834)	(37,529)	388,256	-
Professional fees	232,180	65,727	88,021	2,639,221	3,025,149
Total operating expenses	4,401,872	8,481,144	1,767,580	3,372,532	18,023,128
Income (loss) from operations	$(505,705)	$757,825	$10,781	$(3,372,532)	$(3,109,631)

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

	For the Three Months Ended March 31, 2023
	Retail and Eyewear	Construction	Automotive Supplies	Corporate Services	Total
Revenues	$2,792,712	$8,912,725	$1,260,166	$-	$12,965,603
Operating expenses
Cost of revenues	1,947,011	5,375,027	710,256	-	8,032,294
Personnel	527,075	1,771,936	332,320	(157,911)	2,473,420
Personnel – corporate allocation	-	(214,200)	(71,400)	285,600	-
Depreciation and amortization	62,078	412,989	51,939	-	527,006
General and administrative	100,310	892,171	204,962	104,196	1,301,639
General and administrative – management fees	-	125,000	75,000	-	200,000
General and administrative – corporate allocation	-	(119,445)	(32,815)	152,260	-
Professional fees	77,493	76,151	57,271	176,906	387,821
Total operating expenses	2,713,967	8,319,629	1,327,533	561,051	12,922,180
Income (loss) from operations	$78,745	$593,096	$(67,367)	$(561,051)	$43,423

Total assets by operating segment as of March 31, 2024 are as follows:

	As of March 31, 2024
	Retail and Eyewear	Construction	Automotive Supplies	Corporate Services	Total
Assets
Current assets	$6,983,644	$6,216,546	$1,820,794	$974,264	$15,995,248
Long-lived assets	2,404,900	7,537,443	134,915	-	10,077,258
Goodwill	757,283	9,051,052	-	-	9,808,335
Total assets	$10,145,827	$22,805,041	$1,955,709	$974,264	$35,880,841

NOTE 5—PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024	December 31, 2023
Machinery and equipment	$1,402,596	$1,402,596
Office furniture and equipment	143,389	143,389
Transportation equipment	943,516	943,516
Displays	610,960	610,960
Leasehold improvements	156,360	156,360
Total property and equipment	3,256,821	3,256,821
Less: accumulated depreciation	(1,680,531)	(1,446,677)
Total property and equipment, net	$1,576,290	$1,810,144

Depreciation expense for the three months ended March 31, 2024 and 2023 was $233,854 and $197,364, respectively.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

NOTE 6—INTANGIBLE ASSETS

Intangible assets as of March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024	December 31, 2023
Customer-related	$5,484,500	$5,484,500
Marketing-related	1,338,000	1,338,000
Total intangible assets	6,822,500	6,822,500
Less: accumulated amortization	(2,038,760)	(1,848,152)
Total intangible assets, net	$4,783,740	$4,974,348

Amortization expense for the three months ended March 31, 2024 and 2023 was $190,608 and 329,642, respectively.

Estimated amortization expense for intangible assets for the next five years consists of the following as of March 31, 2024:

Year Ending December 31,	Amount
2024 (remaining)	$571,825
2025	693,256
2026	653,006
2027	532,256
2028	488,439
Thereafter	1,844,958
Total estimated amortization expense	$4,783,740

NOTE 7—SELECTED ACCOUNT INFORMATION

Receivables

Receivables as of March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024	December 31, 2023
Trade accounts receivable	$5,296,427	$6,731,603
Factoring reserve holdback	106,633	-
Retainage	1,068,450	1,075,761
Total receivables	6,471,510	7,807,364
Allowance for expected credit losses	(343,200)	(344,165)
Total receivables, net	$6,128,310	$7,463,199

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

Inventories

Inventories as of March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024	December 31, 2023
Eyewear	$5,902,520	$5,880,478
Automotive	1,065,498	1,190,899
Construction	2,198,195	1,976,067
Total inventories	9,166,213	9,047,444
Less reserve for obsolescence	(1,491,000)	(1,446,000)
Total inventories, net	$7,675,213	$7,601,444

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024	December 31, 2023
Prepaid expenses	$924,079	$104,156
Prepaid inventory	217,720	282,410
Prepaid taxes	201,788	304,788
Other current assets	207,884	206,342
Total prepaid expenses and other current assets	$1,551,471	$897,696

On February 7, 2024, the Company entered into a consulting agreement with TraDigital Marketing Group for consulting services related to investor relations, digital marketing and advertising, and strategic advisory, totaling $1,400,000. The term of the agreement is for six months.

On February 8, 2024, the Company entered into a consulting agreement with Alchemy Advisory LLC for consulting services related to business and investor outreach, totaling $400,000. The term of the agreement is for six months.

On February 8, 2024, the Company entered into a consulting agreement with Reef Digital LLC for consulting services related to investor relations, IT support, and strategic advisory, totaling $333,000. The term of the agreement for 12 months.

On February 8, 2024, the Company entered into a consulting agreement with SeaPath Advisory, LLC for consulting services related to content marketing and strategic advisory, totaling $365,000. The term of the agreement is for three months.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

The Company prepaid these consulting agreements, totaling $2,498,000, using the proceeds from the public offering (see Note 11). As of March 31, 2024, the total outstanding prepaid expense relating to these consulting agreements was $915,000.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024	December 31, 2023
Trade accounts payable	$7,584,232	$7,155,339
Credit cards payable	319,912	318,314
Accrued payroll liabilities	1,270,496	1,241,448
Accrued interest	1,741,788	1,712,991
Accrued dividends	4,406	32,997
Accrued taxes	368,056	371,524
Other accrued liabilities	1,731,779	1,362,063
Total accounts payable and accrued expenses	$13,020,669	$12,194,676

NOTE 8—LEASES

Operating Leases

The following was included in the condensed consolidated balance sheets at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Operating lease right-of-use assets	$3,563,493	$3,818,498

Operating lease liabilities, current portion	1,067,395	1,038,978
Operating lease liabilities, long-term	2,655,317	2,932,686
Total operating lease liabilities	$3,722,712	$3,971,664

Weighted-average remaining lease term (months)	41	43
Weighted average discount rate	9.18%	9.04%

Rent expense for the three months ended March 31, 2024 and 2023 was $380,081 and $301,556, respectively.

As of March 31, 2024, maturities of operating lease liabilities were as follows:

Year Ending December 31,	Amount
2024 (remaining)	$1,003,562
2025	1,304,733
2026	1,032,656
2027	766,969
2028	273,660
Total	4,381,580
Less: imputed interest	(658,868)
Total operating lease liabilities	$3,722,712

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

Finance Leases

As of March 31, 2024, maturities of financing lease liabilities were as follows:

Year Ending December 31,	Amount
2024 (remaining)	$160,240
2025	211,332
2026	211,332
2027	210,042
2028	28,833
Total	821,779
Less: amount representing interest	(84,786)
Total finance lease liabilities	$736,993

As of March 31, 2024, the weighted-average remaining lease term for all finance leases is 46 months and the weighted average discount rate is 5.15%.

NOTE 9—FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

The fair value of financial instruments measured on a recurring basis as of March 31, 2024 consisted of the following:

	Fair Value Measurements as of March 31, 2024
Description	Level 1	Level 2	Level 3	Total
Derivative liabilities	$-	$-	$1,146,145	$1,146,145
Warrant liabilities	-	-	5,392,700	5,392,700
Total recurring fair value measurements	-	-	$6,538,845	$6,538,845

The following table provides a roll-forward of changes for financial instruments measured at fair value on a recurring basis for the three months ended March 31, 2024:

Amount
Derivative Liabilities
Balance as of December 31, 2023	$1,389,203
Initial fair value of derivative liabilities upon issuance	-
Loss on change in fair value of derivative liabilities	612,462
Extinguishment of derivative liabilities upon conversion of convertible notes	(855,520)
Balance as of March 31, 2024	$1,146,145

Amount
Warrant Liabilities
Balance as of December 31, 2023	$-
Fair value of warrant liability upon issuance	4,335,000
Loss on change in fair value of warrant liability	1,902,200
Extinguishment of warrant liability upon exercise of prefunded warrants	(844,500)
Balance as of March 31, 2024	$5,392,700

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

NOTE 10—DEBT

Notes Payable

Private Placement of 20% OID Promissory Notes and Warrants

On August 11, 2023, the Company entered into a securities purchase agreement in a private placement transaction with certain accredited investors, pursuant to which the Company issued and sold to the investors 20% OID subordinated promissory notes in the aggregate principal amount of $3,125,000. The notes are due and payable on February 11, 2024. During the three months ended March 31, 2024, the Company made principal payments totaling $1,437,500.

On February 11, 2024, the Company and remaining note holders entered into amendments to the notes issued on August 11, 2023, pursuant to which the parties agreed to extend the maturity date of these remaining notes to April 11, 2024. As additional consideration for the amendments, the Company agreed to increase the outstanding principal by 20% of the outstanding principal amounts of the remaining notes as an amendment fee. As a result, we recognized a loss on extinguishment of debt of $421,875.

As of March 31, 2024, the total outstanding principal balance is $2,109,375.

Private Placement of 20% OID Promissory Note

On March 4, 2024, the Company issued a 20% OID subordinated note in the principal amount of $1,250,000 to an accredited investor for net cash proceeds of $999,900. On March 27, 2024, the note was amended and restated to increase the principal amount to $1,562,500 for additional cash proceeds of $125,000. This note is due and payable on June 4, 2024. The Company may voluntarily prepay the note in full at any time. In addition, if the Company consummates any equity or equity-linked or debt securities issuance, or enters into a loan agreement or other financing, other than certain excluded debt (as defined in the note), then the Company must prepay the note in full. The note is unsecured and has priority over all other unsecured indebtedness, except for certain senior indebtedness (as defined in the note). The note contains customary affirmative and negative covenants and events of default for a loan of this type.

As of March 31, 2024, the total outstanding principal balance is $1,244,363, net of debt discounts of $318,137.

NOTE 11—SHAREHOLDERS’ DEFICIT

Series A Senior Convertible Preferred Shares

During the three months ended March 31, 2024, the Company accrued dividends of $119,492 for the series A senior convertible preferred shares and settled $130,968 of previously accrued dividends through the issuance of 121,743 common shares.

During the three months ended March 31, 2024, an aggregate of 181,212 series A senior convertible preferred shares were converted into an aggregate of 474,856 common shares.

As of March 31, 2024 and December 31, 2023, the Company had 45,455 and 226,667 series A senior convertible preferred shares issued and outstanding, respectively.

Series B Senior Convertible Preferred Shares

During the three months ended March 31, 2024, the Company accrued dividends of $2,976 for the series B senior convertible preferred shares and settled $13,299 of previously accrued dividends through the issuance of 9,829 common shares.

During the three months ended March 31, 2024, an aggregate of 80,110 series B senior convertible preferred shares were converted into an aggregate of 254,363 common shares.

As of March 31, 2024 and December 31, 2023, the Company had 11,457 and 91,567 series B senior convertible preferred shares issued and outstanding, respectively.

Common Shares

On February 9, 2024, the Company entered into a securities purchase agreement with certain purchasers and a placement agency agreement with Spartan, pursuant to which the Company agreed to issue and sell to such purchasers an aggregate of 1,825,937 common shares and prefunded warrants for the purchase of 3,174,063 common shares at an offering price of $1.00 per common share and $0.99 per prefunded warrant, pursuant to the Company’s effective registration statement on Form S-1 (File No. 333-276670). On February 14, 2024, the closing of this offering was completed. At the closing, the purchasers prepaid the exercise price of the prefunded warrants in full. Therefore, the Company received total gross proceeds of $5,000,000. Pursuant to the placement agency agreement, Spartan received a cash transaction fee equal to 8% of the aggregate gross proceeds and reimbursement of certain out-of-pocket expenses. After deducting these and other offering expenses, the Company received net proceeds of approximately $4,335,000. During the three months ended March 31, 2024, the Company issued an aggregate of 505,000 common shares upon the exercise of prefunded warrants.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

On February 13, 2024, the Company issued 386,857 common shares upon the conversion of a convertible promissory note totaling $405,673.

During the three months ended March 31, 2024, the Company issued an aggregate 131,572 common shares to the holders of the series A and B senior convertible preferred shares in settlement of $144,267 of accrued dividends. Pursuant to the series A and B senior convertible preferred shares designations, dividends payable in common shares shall be calculated based on a price equal to eighty percent (80%) of the volume weighted average price for the common shares on the Company’s principal trading market during the five (5) trading days immediately prior to the applicable dividend payment date.

During the three months ended March 31, 2024, the Company issued an aggregate of 474,856 common shares upon the conversion of an aggregate of 181,212 series A senior convertible preferred shares.

During the three months ended March 31, 2024, the Company issued an aggregate of 254,363 common shares upon the conversion of an aggregate of 80,110 series B senior convertible preferred shares.

Warrants

Warrants Issued in Public Equity Offering

On February 14, 2024 (as described above), the Company closed on a securities purchase agreement with certain purchasers and a placement agency agreement with Spartan, pursuant to which the Company agreed to issue and sell to such purchasers prefunded warrants for the purchase of 3,174,063 common shares at an exercise price of $0.01 per common share.

The Company evaluated the prefunded warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the prefunded warrants and applicable authoritative guidance from the Accounting Standards Codification (“ASC”) 480 and ASC 815-40. The Company determined the prefunded warrants issued failed the indexation guidance under ASC 815-40, specifically, the prefunded warrants provide for a Black-Scholes value calculation in the event of certain transactions (“Fundamental Transactions”), which includes a floor on volatility utilized in the value calculation at 100% or greater. The Company has determined that this provision introduces leverage to the holders of the warrants that could result in a value that would be greater than the settlement amount of a fixed-for-fixed option on the Company’s own equity shares. Accordingly, pursuant to ASC 815-40, the Company recorded the fair value of the warrants as a liability upon issuance and marked to market each reporting period in the Company’s condensed consolidated statement of operations until their exercise or expiration (see Note 9).

The fair value of the warrants deemed to be a liability, due to certain contingent put features, was determined using the Black-Scholes option pricing model, which was deemed to be an appropriate model due to the terms of the warrants issued, including a fixed term and exercise price. The assumptions used in the model were as follows: (i) dividend yield of 0%; (ii) expected volatility of 149.05%; (iii) risk-free interest rate of 4.86%; (iv) expected life of one year; (v) estimated fair value of the common shares of $1.95 per share; (vi) exercise price of $0.01.

Exercise Price Adjustments to Warrants

As a result of the issuance of common shares in the offering on February 14, 2023, the exercise price of certain of the Company’s outstanding warrants was adjusted to $1.00 pursuant to certain antidilution provisions of such warrants (down round feature). As a result, the Company recognized a deemed dividend of $1,000, which was calculated using a Black-Scholes pricing model. Below is a table summarizing the changes in warrants outstanding during the three months ended March 31, 2024:

	Warrants	Weighted- Average Exercise Price
Outstanding at December 31, 2023	135,615	$33.86
Granted	3,174,063	0.01
Exercised/settled	(505,000)	(0.01)
Outstanding at March 31, 2024	2,804,678	$1.64
Exercisable at March 31, 2024	2,804,678	$1.64

As of March 31, 2024, the outstanding warrants have a weighted average remaining contractual life of 0.92 years and a total intrinsic value of $5,394,822.

NOTE 12—SUBSEQUENT EVENTS

OID Note Extension

On April 11, 2024, the Company and the holders of the 20% OID subordinated promissory notes originally issued on August 11, 2023 (see Note 10) entered into amendments to the notes, pursuant to which the parties agreed to extend the maturity date of these notes to July 10, 2024. As additional consideration for the amendments, the Company agreed to increase the outstanding principal by 20% of the outstanding principal amounts of the notes as an amendment fee.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

Private Placement

On May 8, 2024, the Company entered into a securities purchase agreement with an accredited investor, pursuant to which the Company issued and sold to such investor a 20% OID subordinated promissory note in the principal amount of $625,000 and a warrant for the purchase of 92,937 common shares for a total purchase price of $500,000 in a private placement transaction.

The note is due and payable on August 8, 2024. The Company may voluntarily prepay the note in full at any time. In addition, if the Company consummates any sale of a material amount of assets of the Company or any of its subsidiaries, then the net proceeds thereof shall be applied to the payment or prepayment of the note. The note is unsecured and has priority over all other unsecured indebtedness of the Company, except for certain senior indebtedness (as defined in the note). The note contains customary affirmative and negative covenants and events of default for a loan of this type.

Subject to shareholder approval (as defined below), the note is convertible into common shares at the option of the holder at any time on or following the date that an event of default (as defined in the note) occurs at a conversion price equal to 90% of the lowest volume weighted average price of the Company’s common shares on any trading day during the five (5) trading days prior to the conversion date; provided that such conversion price shall not be less than $0.01. The conversion price of the note is subject to standard adjustments, including a price-based adjustment in the event that the Company issues any common shares or other securities convertible into or exercisable for common shares at an effective price per share that is lower than the conversion price, subject to certain exceptions.

The warrant is exercisable at any time on or after the date that is the six months after the date of issuance and until the fifth anniversary thereof at an exercise price of $2.69 (subject to standard adjustments for share splits, share combinations, share dividends, reclassifications, mergers, consolidations, reorganizations and similar transactions) and may be exercised on a cashless basis if at the time of exercise there is no effective registration statement registering, or the prospectus contained therein is not available for, the issuance of common shares upon exercise thereof.

Pursuant to the securities purchase agreement, the Company is required to hold a special meeting of its shareholders on or before the date that is ninety (90) calendar days after an event of default occurs for the purpose of obtaining shareholder approval of the issuance of all common shares underlying the note in excess of 1,058,040 common shares, or 19.99% of the common shares outstanding as of the date of the note. In addition, the note and the warrant contain an ownership limitation, such that the Company shall not effect any conversion or exercise, and the holder shall not have the right to convert or exercise, any portion of the note or the warrant to the extent that after giving effect to the issuance of common shares upon conversion or exercise, such holder, together with its affiliates and any other persons acting as a group together with such holder or any of its affiliates, would beneficially own in excess of 4.99% of the number of common shares outstanding immediately after giving effect to the issuance of common shares upon conversion or exercise, which such percentage may be increased or decreased by the holder, but not in excess of 9.99%, upon at least 61 days’ prior notice to the Company.

In connection with the private placement, the Company also entered into a registration rights agreement with the investor, pursuant to which the Company agreed to file a registration statement to register all common shares underlying the note and the warrant under the Securities Act of 1933, as amended, by May 31, 2024 and use its best efforts to cause such registration statement to be declared effective within ninety (90) days after the filing thereof. If the Company fails to meet these deadlines or comply with certain other requirements in the registration rights agreement, then on each date that the Company fails to comply, and on each monthly anniversary thereof, the Company shall pay to the investor an amount in cash, as partial liquidated damages and not as a penalty, equal to 1.0% of the aggregate subscription amount paid by the investor, subject to an aggregate cap of 10%. If the Company fails to pay any of these amounts in full within seven (7) days after the date payable, the Company must pay interest thereon at a rate of 18% per annum (or such lesser maximum amount that is permitted to be paid by applicable law).

Spartan Capital Securities, LLC acted as placement agent in connection with the private placement and received a warrant for the purchase of a number of common shares equal to eight percent (8%) of the number common shares initially issuable upon conversion of the note and exercise of the warrant at an exercise price of $2.959 per share (subject to adjustment), which is exercisable at any time on or after the date that is the six months after the date of issuance and until the fifth anniversary thereof.

Promissory Note

On May 9, 2024, the Company entered into a securities purchase agreement with an accredited investor, pursuant to which the Company issued and sold to such investor a promissory note in the principal amount of $500,000 in a private placement transaction. The note accrues interest at a rate of 12% per annum and is due and payable on May 9, 2025; provided that upon an event of default (as defined in the note), such rate shall increase to 16% per annum. The Company may voluntarily prepay the note in full at any time prior to the date that an event of default occurs. In addition, if, at any time prior to the full repayment of the note, the Company receives cash proceeds from any source or series of related or unrelated sources, including but not limited to, from payments from customers, the issuance of equity or debt, the issuance of securities pursuant to an equity line of credit (as defined in the note) or the sale of assets, the investor will have the right in its sole discretion to require the Company to immediately apply up to 100% of such proceeds to repay all or any portion of the outstanding principal amount and interest (including any default interest) then due under the note. The note is unsecured and has priority over all other unsecured indebtedness. The note contains customary affirmative and negative covenants and events of default for a loan of this type.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “could,” “will,” “should,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2023 and elsewhere in this report. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance.

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

On February 26, 2024, Asien’s entered into a general assignment, for the benefit of its creditors, with SG Service Co., LLC, or the Assignee. Pursuant to the Assignment Agreement, Asien’s transferred ownership of all or substantially all of its right, title, and interest in, as well as custody and control of, its assets to the Assignee in trust. Following the assignment, we retained no financial interest in Asien’s. Accordingly, the results of operations of Asien’s are reported as discontinued operations for the three months ended March 31, 2024 and 2023.

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

Recent Developments

OID Note Extension

On April 11, 2024, we and the holders of the 20% OID subordinated promissory notes originally issued on August 11, 2023 entered into amendments to the notes, pursuant to which the parties agreed to extend the maturity date of these notes to July 10, 2024. As additional consideration for the amendments, we agreed to increase the outstanding principal by 20% of the outstanding principal amounts of the notes as an amendment fee.

Private Placement

On May 8, 2024, we entered into a securities purchase agreement with an accredited investor, pursuant to which we issued and sold to such investor a 20% OID subordinated promissory note in the principal amount of $625,000 and a warrant for the purchase of 92,937 common shares for a total purchase price of $500,000 in a private placement transaction.

The note is due and payable on August 8, 2024. We may voluntarily prepay the note in full at any time. In addition, if we consummate any sale of a material amount of assets of our company or any of its subsidiaries, then the net proceeds thereof shall be applied to the payment or prepayment of the note. The note is unsecured and has priority over all other unsecured indebtedness, except for certain senior indebtedness (as defined in the note). The note contains customary affirmative and negative covenants and events of default for a loan of this type.

Subject to shareholder approval (as defined below), the note is convertible into common shares at the option of the holder at any time on or following the date that an event of default (as defined in the note) occurs at a conversion price equal to 90% of the lowest volume weighted average price of our common shares on any trading day during the five (5) trading days prior to the conversion date; provided that such conversion price shall not be less than $0.01. The conversion price of the note is subject to standard adjustments, including a price-based adjustment in the event that we issue any common shares or other securities convertible into or exercisable for common shares at an effective price per share that is lower than the conversion price, subject to certain exceptions.

The warrant is exercisable at any time on or after the date that is the six months after the date of issuance and until the fifth anniversary thereof at an exercise price of $2.69 (subject to standard adjustments for share splits, share combinations, share dividends, reclassifications, mergers, consolidations, reorganizations and similar transactions) and may be exercised on a cashless basis if at the time of exercise there is no effective registration statement registering, or the prospectus contained therein is not available for, the issuance of common shares upon exercise thereof.

Pursuant to the securities purchase agreement, we are required to hold a special meeting of shareholders on or before the date that is ninety (90) calendar days after an event of default occurs for the purpose of obtaining shareholder approval of the issuance of all common shares underlying the note in excess of 1,058,040 common shares, or 19.99% of the common shares outstanding as of the date of the note. In addition, the note and the warrant contain an ownership limitation, such that we shall not effect any conversion or exercise, and the holder shall not have the right to convert or exercise, any portion of the note or the warrant to the extent that after giving effect to the issuance of common shares upon conversion or exercise, such holder, together with its affiliates and any other persons acting as a group together with such holder or any of its affiliates, would beneficially own in excess of 4.99% of the number of common shares outstanding immediately after giving effect to the issuance of common shares upon conversion or exercise, which such percentage may be increased or decreased by the holder, but not in excess of 9.99%, upon at least 61 days’ prior notice to us.

In connection with the private placement, we also entered into a registration rights agreement with the investor, pursuant to which we agreed to file a registration statement to register all common shares underlying the note and the warrant under the Securities Act of 1933, as amended, by May 31, 2024 and use our best efforts to cause such registration statement to be declared effective within ninety (90) days after the filing thereof. If we fail to meet these deadlines or comply with certain other requirements in the registration rights agreement, then on each date that we fail to comply, and on each monthly anniversary thereof, we shall pay to the investor an amount in cash, as partial liquidated damages and not as a penalty, equal to 1.0% of the aggregate subscription amount paid by the investor, subject to an aggregate cap of 10%. If we fail to pay any of these amounts in full within seven (7) days after the date payable, we must pay interest thereon at a rate of 18% per annum (or such lesser maximum amount that is permitted to be paid by applicable law).

Spartan Capital Securities, LLC acted as placement agent in connection with the private placement pursuant and received a warrant for the purchase of a number of common shares equal to eight percent (8%) of the number common shares initially issuable upon conversion of the note and exercise of the warrant at an exercise price of $2.959 per share (subject to adjustment), which is exercisable at any time on or after the date that is the six months after the date of issuance and until the fifth anniversary thereof.

Promissory Note

On May 9, 2024, we entered into a securities purchase agreement with an accredited investor, pursuant to which we issued and sold to such investor a promissory note in the principal amount of $500,000 in a private placement transaction. The note accrues interest at a rate of 12% per annum and is due and payable on May 9, 2025; provided that upon an event of default (as defined in the note), such rate shall increase to 16% per annum. We may voluntarily prepay the note in full at any time prior to the date that an event of default occurs. In addition, if, at any time prior to the full repayment of the note, we receive cash proceeds from any source or series of related or unrelated sources, including but not limited to, from payments from customers, the issuance of equity or debt, the issuance of securities pursuant to an equity line of credit (as defined in the note) or the sale of assets, the investor will have the right in its sole discretion to require us to immediately apply up to 100% of such proceeds to repay all or any portion of the outstanding principal amount and interest (including any default interest) then due under the note. The note is unsecured and has priority over all other unsecured indebtedness. The note contains customary affirmative and negative covenants and events of default for a loan of this type.

Management Fees

On April 15, 2013, we and our manager entered into a management services agreement, pursuant to which we are required to pay our manager a quarterly management fee equal to 0.5% of our adjusted net assets for services performed (which we refer to as the parent management fee). The amount of the parent management fee with respect to any fiscal quarter is (i) reduced by the aggregate amount of any management fees received by our manager under any offsetting management services agreements with respect to such fiscal quarter, (ii) reduced (or increased) by the amount of any over-paid (or under-paid) parent management fees received by (or owed to) our manager as of the end of such fiscal quarter, and (iii) increased by the amount of any outstanding accrued and unpaid parent management fees. We did not expense any parent management fees for the three months ended March 31, 2024 and 2023.

Following the assignment of Asien’s assets to the Assignee in trust on February 26, 2024, our manager ceased to provide services to 1847 Asien for quarterly management fees. 1847 Asien expensed management fees of $50,000 and $75,000 for the three months ended March 31, 2024 and 2023, respectively, which is included in discontinued operations.

On August 21, 2020, 1847 Cabinet entered into an offsetting management services agreement with our manager, which was amended on October 8, 2021. Pursuant to the amended management services agreement, our manager will provide certain services to 1847 Cabinet in exchange for a quarterly management fee. This fee will be the greater of $125,000 or 2% of adjusted net assets (as defined within the amended management services agreement). 1847 Cabinet expensed management fees of $125,000 for the three months ended March 31, 2024 and 2023.

On March 30, 2021, 1847 Wolo entered into an offsetting management services agreement with our manager. Pursuant to the management services agreement, our manager will provide certain services to 1847 Wolo in exchange for a quarterly management fee. This fee will be the greater of $75,000 or 2% of adjusted net assets (as defined within the management services agreement). 1847 Wolo expensed management fees of $75,000 for the three months ended March 31, 2024 and 2023.

On February 9, 2023, 1847 ICU entered into an offsetting management services agreement with our manager. Pursuant to the management services agreement, our manager will provide certain services to 1847 ICU in exchange for a quarterly management fee. This fee will be the greater of $75,000 or 2% of adjusted net assets (as defined within the management services agreement). 1847 ICU expensed management fees of $75,000 and $0 for the three months ended March 31, 2024 and 2023, respectively.

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

On a consolidated basis, our company expensed total management fees from continued operations and discontinued operations of $275,000 and $50,000 for the three months ended March 31, 2024, respectively. For the three months ended March 31, 2023, our company expensed $200,000 and $75,000 in total management fees from continued operations and discontinued operations, respectively.

Segments

Following the divesture of the 1847 Asien retail and appliances segment, we now have three reportable segments:

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

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table sets forth key components of our results of continued operations during the three months ended March 31, 2024 and 2023, both in dollars and as a percentage of our revenues.

	Three Months Ended March 31,
	2024		2023
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$14,913,497	100.0%	$12,965,603	100.0%
Operating expenses
Cost of revenues	9,325,561	62.5%	8,032,294	62.0%
Personnel	3,115,356	20.9%	2,473,420	19.1%
Depreciation and amortization	424,462	2.8%	527,006	4.1%
General and administrative	2,132,600	14.3%	1,501,639	11.6%
Professional fees	3,025,149	20.3%	387,821	3.0%
Total operating expenses	18,023,128	120.9%	12,922,180	99.7%
Income (loss) from operations	(3,109,631)	(20.9)%	43,423	0.3%
Other income (expenses)
Other income (expense)	(19,932)	(0.1)%	32,898	0.3%
Interest expense	(1,316,890)	(8.8)%	(1,379,436)	(10.6)%
Amortization of debt discounts	(3,675,589)	(24.6)%	(412,650)	(3.2)%
Loss on extinguishment of debt	(421,875)	(2.8)%	-	-
Loss on change in fair value of warrant liabilities	(1,902,200)	(12.8)%	-	-
Loss on change in fair value of derivative liabilities	(612,462)	(4.1)%	-	-
Preliminary gain on bargain purchase	-	-	2,639,861	20.4%
Total other income (expense)	(7,948,948)	(53.3)%	880,673	6.8%
Net income (loss) before income taxes	(11,058,579)	(74.2)%	924,096	7.1%
Income tax benefit (expense)	(98,000)	(0.7)%	228,000	1.8%
Net income (loss)	$(11,156,579)	(74.8)%	$1,152,096	8.9%

Revenues. Our total revenues were $14,913,497 for the three months ended March 31, 2024, as compared to $12,965,603 for the three months ended March 31, 2023.

The retail and eyewear segment generates revenue through sales of eyewear products, including non-prescription reading glasses, sunglasses, blue light blocking eyewear, sun readers and outdoor specialty sunglasses. Revenues from the retail and eyewear segment were $3,896,167 for the three months ended March 31, 2024 and $2,792,712 for the period from February 9, 2023 (date of acquisition) to March 31, 2023.

The construction segment generates revenue through the sale of finished carpentry products and services, including doors, door frames, base boards, crown molding, cabinetry, bathroom sinks and cabinets, bookcases, built-in closets, and fireplace mantles, among others, as well as kitchen countertops. Revenues from the construction segment increased by $326,244, or 3.7%, to $9,238,969 for the three months ended March 31, 2024 from $8,912,725 for the three months ended March 31, 2023. The increase in revenues was primarily attributed to an increase in new multi-family projects and an increase in the average customer contract value.

The automotive supplies segment generates revenue through the design and sale of horn and safety products (electric, air, truck, marine, motorcycle and industrial equipment), including vehicle emergency and safety warning lights for cars, trucks, industrial equipment and emergency vehicles. Revenues from the automotive supplies segment increased by $518,195, or 41.1%, to $1,778,361 for the three months ended March 31, 2024 from $1,260,166 for the three months ended March 31, 2023. The increase in revenues was primarily attributed to an improved supply chain with manufacturers and heightened customer demand.

Cost of revenues. Our total cost of revenues was $9,325,561 for the three months ended March 31, 2024, as compared to $8,032,294 for the three months ended March 31, 2023.

Cost of revenues for the retail and eyewear segment consists of the costs of purchased finished goods plus freight and tariff costs. Cost of revenues for the retail and eyewear segment was $2,998,933, or 77.0% of retail and eyewear revenues, for the three months ended March 31, 2024, and $1,947,011, or 69.7% of retail and eyewear revenues, for the period from February 9, 2023 (date of acquisition) to March 31, 2023.

Cost of revenues for the construction segment consists of finished goods, lumber, hardware and materials and plus direct labor and related costs, net of any material discounts from vendors. Cost of revenues for the construction segment decreased by $216,761, or 4.0%, to $5,158,266 for the three months ended March 31, 2024 from $5,375,027 for the three months ended March 31, 2023. Such decrease was primarily attributed improved supply chain negotiations leading to better pricing and more efficient procurement, offset an increase in revenues. As a percentage of construction revenues, cost of revenues for the construction segment was 55.8% and 60.3% for the three months ended March 31, 2024 and 2023, respectively.

Cost of revenues for the automotive supplies segment consists of the costs of purchased finished goods plus freight and tariff costs. Cost of revenues for the automotive supplies segment increased by $458,106, or 64.5%, to $1,168,362 for the three months ended March 31, 2024 from $710,256 for the three months ended March 31, 2023. Such increase was primarily attributed to the corresponding increase in revenues, offset by increased product costs. As a percentage of automotive supplies revenues, cost of revenues for the automotive supplies segment was 65.7% and 56.4% for the three months ended March 31, 2024 and 2023, respectively.

Personnel costs. Personnel costs include employee salaries and bonuses plus related payroll taxes. It also includes health insurance premiums, 401(k) contributions, and training costs. Our total personnel costs were $3,115,356 for the three months ended March 31, 2024, as compared to $2,473,420 for the three months ended March 31, 2023.

Personnel costs for the retail and eyewear segment was $653,191, or 16.8% of retail and eyewear revenues, for the three months ended March 31, 2024 and $527,075, or 18.9% of retail and eyewear revenues, for the period from February 9, 2023 (date of acquisition) to March 31, 2023.

Personnel costs for the construction segment increased by $158,457, or 10.2%, to $1,716,193 for the three months ended March 31, 2024 from $1,557,736 for the three months ended March 31, 2023. Such increase was primarily attributed to increased employee headcount as a result of increased revenues, offset the implementation of revised compensation policies aimed at enhancing cost efficiency. As a percentage of construction revenue, personnel costs for the construction segment were 18.6% and 17.5% for the three months ended March 31, 2024 and 2023, respectively.

Personnel costs for the automotive supplies segment increased by $1,812, or 0.7%, to $262,732 for the three months ended March 31, 2024 from $260,920 for the three months ended March 31, 2023. Personnel costs remained consistent period over period. As a percentage of automotive supplies revenue, personnel costs for the automotive supplies segment were 14.8% and 20.7% for the three months ended March 31, 2024 and 2023, respectively.

Personnel costs for our holding company increased by $355,551, or 278.5%, to $483,240 for the three months ended March 31, 2024 from $127,689 for the three months ended March 31, 2023. Such increase was primarily attributed to accrued management bonuses and wages.

Depreciation and amortization. Our total depreciation and amortization expense decreased by $102,544, or 19.5%, to $424,462 for the three months ended March 31, 2024 from $527,006 for the three months ended March 31, 2023. Such decrease was primarily as a result of the impairment of intangible assets during the prior period.

General and administrative expenses. Our general and administrative expenses consist primarily of insurance expense, rent expense, management fees, advertising, bank fees, bad debt allowances, and other general expenses incurred in connection with general operations. Our total general and administrative expenses were $2,132,600 for the three months ended March 31, 2024, as compared to $1,501,639 for the three months ended March 31, 2023.

General and administrative expenses for the retail and eyewear segment was $412,972, or 10.6% of retail and eyewear revenues, for the three months ended March 31, 2024 and $100,310, or 3.6% of retail and eyewear revenues, for the period from February 9, 2023 (date of acquisition) to March 31, 2023.

General and administrative expenses for the construction segment increased by $323,435, or 36.0%, to $1,221,161 for the three months ended March 31, 2024 from $897,726 for the three months ended March 31, 2023. Such increase was primarily attributed to increased revenues, along with increases in rent and office expenditures. As a percentage of construction revenue, general and administrative expenses for the construction segment were 13.2% and 10.1% for the three months ended March 31, 2024 and 2023, respectively.

General and administrative expenses for the automotive supplies segment increased by $1,249, or 0.5%, to $248,396 for the three months ended March 31, 2024 from $247,147 for the three months ended March 31, 2023. Such increase was primarily attributed to increased revenues, along with increases in office expenditures, offset by decreased rent expense. As a percentage of automotive supplies revenue, general and administrative expenses for the automotive supplies segment were 14.0% and 19.6% for the three months ended March 31, 2024 and 2023, respectively.

General and administrative expenses for our holding company decreased by $6,385, or 2.5%, to $250,071 for the three months ended March 31, 2024 from $256,456 for the three months ended March 31, 2023. Such decrease was primarily attributed to increased insurance expenses, and board fees, offset by increased corporate shared service costs.

Professional fees. Our total professional fees were $3,025,149 for the three months ended March 31, 2024, as compared to $387,821 for the three months ended March 31, 2023.

Professional fees for the retail and eyewear segment was $232,180, or 6.0% of retail and eyewear revenues, for the three months ended March 31, 2024 and $77,493, or 2.8% of retail and eyewear revenues, for the period from February 9, 2023 (date of acquisition) to March 31, 2023.

Professional fees for the construction segment decreased by $10,424, or 13.7%, to $65,727 for the three months ended March 31, 2024 from $76,151 for the three months ended March 31, 2023. Such decrease was primarily attributed to decreased consulting fees. As a percentage of construction revenue, professional fees for the construction segment were 0.7% and 0.9% for the three months ended March 31, 2024 and 2023, respectively.

Professional fees for the automotive supplies segment increased by $30,750, or 53.7%, to $88,021 for the three months ended March 31, 2024 from $57,271 for the three months ended March 31, 2023. Such increase was primarily attributed to increased consulting fees. As a percentage of automotive supplies revenue, professional fees for the automotive supplies segment were 4.9% and 4.5% for the three months ended March 31, 2024 and 2023, respectively.

Professional fees for our holding company increased by $2,462,315, or 1,391.9%, to $2,639,221 for the three months ended March 31, 2024 from $176,906 for the three months ended March 31, 2023. Such increase was primarily attributed to increased consulting fees, investor relations, and other public company related fees. Additionally, during the current period, we prepaid $2.5 million in non-recurring consulting and investor relations fees using the proceeds from the public offering described below. Of this amount, $1.8 million was expensed to professional fees for the three months ended March 31, 2024.

Total other income (expense). We had $7,948,948 in total other expense, net, for the three months ended March 31, 2024, as compared to other income, net, of $880,673 for the three months ended March 31, 2023. Other expense, net, for the three months ended March 31, 2024 consisted of interest expense of $1,316,890, amortization of debt discounts of $3,675,589, other expense of $19,932, a loss on extinguishment of debt of $421,875, a loss on change in fair value of warrant liabilities of $1,902,200, and a loss on change in fair value of derivative liabilities of $612,462. Other income, net, for the three months ended March 31, 2023 consisted of a preliminary gain on bargain purchase of $2,639,861 related to the acquisition of ICU Eyewear and other income of $32,898, offset by interest expense of $1,379,436 and amortization of debt discounts of $412,650.

Income tax benefit (expense). We had an income an income tax expense of $98,000 and an income tax benefit of $228,000 for the three months ended March 31, 2024 and 2023, respectively.

Net income (loss) from continuing operations. As a result of the cumulative effect of the factors described above, we had a net loss of $11,156,579 for the three months ended March 31, 2024, as compared to a net income of $1,152,096 for the three months ended March 31, 2023.

Liquidity and Capital Resources

As of March 31, 2024, we had cash and cash equivalents of $577,608. To date, we have financed our operations primarily through revenue generated from operations, cash proceeds from financing activities, borrowings, and equity contributions by our shareholders.

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

Our primary use of funds will be for future acquisitions, public company expenses including regular distributions to our shareholders, investments in future acquisitions, payments to our manager pursuant to the management services agreement, potential payment of profit allocation to our manager and potential put price to our manager in respect of the allocation shares it owns. The management fee, expenses, potential profit allocation and potential put price are paid before distributions to shareholders and may be significant and exceed the funds we hold, which may require us to dispose of assets or incur debt to fund such expenditures. See Item 1. “Business—Our Manager” included in our Annual Report on Form 10-K for the year ended December 31, 2023 for more information concerning the management fee, the profit allocation and put price.

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

Our manager, as holder of 100% of our allocation shares, is entitled to receive a twenty percent (20%) profit allocation as a form of preferred equity distribution, subject to an annual hurdle rate of eight percent (8%), as follows. Upon the sale of a subsidiary, our manager will be paid a profit allocation if the sum of (i) the excess of the gain on the sale of such subsidiary over a high-water mark plus (ii) the subsidiary’s net income since its acquisition by us exceeds the 8% hurdle rate. The 8% hurdle rate is the product of (i) a 2% rate per quarter, multiplied by (ii) the number of quarters such subsidiary was held by us, multiplied by (iii) the subsidiary’s average share (determined based on gross assets, generally) of our consolidated net equity (determined according to U.S. generally accepted accounting principles, or GAAP, with certain adjustments). In certain circumstances, after a subsidiary has been held for at least 5 years, our manager may also trigger a profit allocation with respect to such subsidiary (determined based solely on the subsidiary’s net income since its acquisition). The amount of profit allocation may represent a significant cash payment and is senior in right to payments of distributions to our shareholders. Therefore, the amount of profit allocation paid, when paid, will reduce the amount of cash available to us for our operating and investing activities, including future acquisitions. See Item 1. “Business—Our Manager—Our Manager as an Equity Holder—Manager’s Profit Allocation” included in our Annual Report on Form 10-K for the year ended December 31, 2023 for more information on the calculation of the profit allocation.

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

Our operating agreement also contains a supplemental put provision, which gives our manager the right, subject to certain conditions, to cause us to purchase the allocation shares then owned by our manager upon termination of the management services agreement. The amount of put price under the supplemental put provision is determined by assuming all of our subsidiaries are sold at that time for their fair market value and then calculating the amount of profit allocation would be payable in such a case. If the management services agreement is terminated for any reason other than our manager’s resignation, the payment to our manager could be as much as twice the amount of such hypothetical profit allocation. As is the case with profit allocation, the calculation of the put price is complex and based on many factors that cannot be predicted with any certainty at this time. See Item 1. “Business—Our Manager—Our Manager as an Equity Holder—Supplemental Put Provision” included in our Annual Report on Form 10-K for the year ended December 31, 2023 for more information on the calculation of the put price. The put price obligation, if our manager exercises its put right, will represent a significant cash payment and is senior in right to payments of distributions to our shareholders. Therefore, the amount of put price will reduce the amount of cash available to us for our operating and investing activities, including future acquisitions.

Summary of Cash Flow

The following table provides detailed information about our net cash flows from continuing operations for the periods indicated:

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(3,529,228)	$(1,782,721)
Net cash used in investing activities	-	(3,734,330)
Net cash provided by financing activities	3,374,892	6,812,211
Net change in cash and cash equivalents	(154,336)	1,295,160
Cash and cash equivalents at the beginning of period	731,944	868,944
Cash and cash equivalents at the end of period	$577,608	$2,164,104

Net cash used in operating activities was $3,529,228 for the three months ended March 31, 2024, as compared to $1,782,721 for the three months ended March 31, 2023. Significant factors affecting the increase in net cash used in operating activities were primarily a result of the net loss during the three months ended March 31, 2024, increased accounts payable and accrued expenses, inventories and prepaid expenses, partially offset by decreased receivables.

Net cash used in investing activities was $0 for the three months ended March 31, 2024, as compared to $3,734,330 for the three months ended March 31, 2023. The decrease in the net cash used in investing activities was primarily a result of the cash paid for the acquisition of ICU Eyewear during the three months ended March 31, 2023.

Net cash provided by financing activities was $3,374,892 for the three months ended March 31, 2024, as compared to $6,812,211 for the three months ended March 31, 2023. The decrease in the net cash provided by financing activities was primarily a result of decreased proceeds in private placements and revolving loan, offset from increased proceeds from public offerings.

Public Offering

On February 9, 2024, we entered into a securities purchase agreement with certain purchasers and a placement agency agreement with Spartan Capital Securities, LLC, or Spartan, pursuant to which we agreed to issue and sell to such purchasers an aggregate of 1,825,937 common shares and prefunded warrants for the purchase of 3,174,063 common shares at an offering price of $1.00 per common share and $0.99 per prefunded warrant, pursuant to our effective registration statement on Form S-1 (File No. 333-276670). On February 14, 2024, the closing of this offering was completed. At the closing, the purchasers prepaid the exercise price of the prefunded warrants in full. Therefore, we received total gross proceeds of $5,000,000. Pursuant to the placement agency agreement, Spartan received a cash transaction fee equal to 8% of the aggregate gross proceeds and reimbursement of certain out-of-pocket expenses. After deducting these and other offering expenses, we received net proceeds of approximately $4,335,000. During the three months ended March 31, 2024, we issued an aggregate of 505,000 common shares upon the exercise of prefunded warrants.

Debt

The following table shows aggregate figures for our total debt that is coming due in the short and long term as of March 31, 2024. For a complete description of the terms of our outstanding debt, please see Note 10 to our condensed consolidated financial statements above and Notes 10, 12, 13 and 14 to our consolidated financial statements for the years ended December 31, 2023 and 2022 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the Securities and Exchange Commission, or the SEC, on April 25, 2024.

	Short-Term	Long-Term	Total Debt
Notes Payable
Vehicle loans	$86,139	$217,045	$303,184
6% Amortizing promissory note	562,411	-	562,411
6% Subordinated promissory note	500,000	-	500,000
Purchase and sale of future revenues loan	1,296,900	-	1,296,900
20% OID subordinated promissory notes	3,671,875	-	3,671,875
Total notes payable	6,117,325	217,045	6,334,370
Less: debt discounts	(557,474)	-	(557,474)
Total notes payable, net	5,559,851	217,045	5,776,896

Related Party Notes Payable
Related party promissory note	578,290	-	578,290

Convertible Notes Payable
Secured convertible promissory notes	-	24,860,000	24,860,000
6% subordinated convertible promissory notes	2,520,346	-	2,520,346
Promissory notes issued in private placements	834,689	-	834,689
Total convertible notes payable	3,355,035	24,860,000	28,215,035
Less: debt discounts	(87,852)	(1,650,882)	(1,738,734)
Total convertible notes payable, net	3,267,183	23,209,118	26,476,301

Revolving Line of Credit
Revolving loan	-	4,262,387	4,262,387
Less: debt discounts	-	(619,927)	(619,927)
Total revolving line of credit, net	-	3,642,460	3,642,460

Finance Leases
Financing leases	176,312	560,681	736,993

Combined total debt	$10,226,962	$29,900,113	$40,127,075
Less: combined debt discounts	(645,326)	(2,270,809)	(2,916,135)
Combined total debt, net	$9,581,636	$27,629,304	$37,210,940

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

For a description of the accounting policies that, in management’s opinion, involve the most significant application of judgment or involve complex estimation and which could, if different judgment or estimates were made, materially affect our reported financial position, results of operations, or cash flows, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on April 25, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. As a result of this evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective due to the material weaknesses described below. Notwithstanding the identified material weaknesses, management, including our chief executive officer and chief financial officer, believes the consolidated financial statements included in this report fairly represent, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with GAAP.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

During its evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2024, our management identified the following material weaknesses:

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

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, our management has identified the steps necessary to address the material weaknesses, and in the first quarter of 2024, we continued to implement the following remedial procedures:

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

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during the first quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the three months ended March 31, 2024 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

We did not repurchase any of our common shares during the three months ended March 31, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description of Exhibit
3.1	Certificate of Formation of 1847 Holdings LLC (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed on February 7, 2014)
3.2	Second Amended and Restated Operating Agreement of 1847 Holdings LLC, dated January 19, 2018 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 22, 2018)
3.3	Amendment No. 1 to Second Amended and Restated Operating Agreement (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 11, 2021)
3.4	Amendment No. 2 to Second Amended and Restated Operating Agreement of 1847 Holdings LLC, dated October 16, 2023 (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed on October 16, 2023)
3.5	Amendment No. 3 to Second Amended and Restated Operating Agreement of 1847 Holdings LLC, dated December 19, 2023 (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-1 filed on January 24, 2024)
4.1	Amended and Restated Share Designation of Series A Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on April 1, 2021)
4.2	Amendment No. 1 to Amended and Restated Share Designation of Series A Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on October 5, 2021)
4.3	Share Designation of Series B Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 2, 2022)
4.4	Form of Pre-Funded Common Share Purchase Warrant, dated February 14, 2024 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on February 15, 2024)
4.5	Warrant Agency Agreement, dated August 11, 2023, between 1847 Holdings LLC and VStock Transfer, LLC and Form of Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 14, 2023)
4.6	Common Share Purchase Warrant issued by 1847 Holdings LLC to Spartan Capital Securities, LLC on August 11, 2023 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on August 14, 2023)
4.7	Common Share Purchase Warrant issued by 1847 Holdings LLC to J.H. Darbie & Co., Inc. on February 22, 2023 (incorporated by reference to Exhibit 4.6 to Amendment No. 1 to Registration Statement on Form S-3 filed on April 28, 2023)
4.8	Common Share Purchase Warrant issued by 1847 Holdings LLC to J.H. Darbie & Co., Inc. on February 9, 2023 (incorporated by reference to Exhibit 4.10 to Amendment No. 1 to Registration Statement on Form S-3 filed on April 28, 2023)
4.9	Common Share Purchase Warrant issued by 1847 Holdings LLC to J.H. Darbie & Co., Inc. on February 3, 2023 (incorporated by reference to Exhibit 4.13 to Amendment No. 1 to Registration Statement on Form S-3 filed on April 28, 2023)
4.10	Warrant Agent Agreement, dated January 3, 2023, between 1847 Holdings LLC and VStock Transfer, LLC and form of Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on January 9, 2023)
4.11	Common Share Purchase Warrant issued to Craft Capital Management LLC on August 5, 2022 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 8, 2022)
4.12	Common Share Purchase Warrant issued to R.F. Lafferty & Co. Inc. on August 5, 2022 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on August 8, 2022)
4.13	Warrant for Common Shares issued by 1847 Holdings LLC to J.H. Darbie & Co., Inc. on July 8, 2022 (incorporated by reference to Exhibit 4.18 to the Registration Statement on Form S-3 filed on February 1, 2023)
4.14	Warrant for Common Shares issued by 1847 Holdings LLC to Leonite Capital LLC on October 8, 2021 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on October 13, 2021)
10.1	Form of Securities Purchase Agreement, dated February 9, 2024, among 1847 Holdings LLC and the Purchasers signatory thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 15, 2024)
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2024	1847 HOLDINGS LLC

/s/ Ellery W. Roberts
	Name:	Ellery W. Roberts
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Vernice L. Howard
	Name:	Vernice L. Howard
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)