Form 10-Q
period 2024-06-30
1847 Holdings LLC
filed 2024-08-19
CIK 1599407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2024

or

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

Yes ☐ No ☒

As of August 15, 2024, there were 684,813 common shares of the registrant issued and outstanding.

1847 HOLDINGS LLC

Quarterly Report on Form 10-Q

 Period Ended June 30, 2024

i

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

1847 HOLDINGS LLC

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$800,989	$731,944
Receivables, net	7,629,202	7,463,199
Contract assets	66,003	80,398
Inventories, net	6,730,114	7,601,444
Prepaid expenses and other current assets	1,202,508	897,696
Current assets of discontinued operations	-	1,939,951
Total Current Assets	16,428,816	18,714,632

Property and equipment, net	1,349,771	1,810,144
Operating lease right-of-use assets	3,304,287	3,818,498
Long-term deposits	153,735	153,735
Intangible assets, net	4,133,449	4,974,348
Goodwill	9,051,052	9,808,335
Non-current assets of discontinued operations	-	88,505
TOTAL ASSETS	$34,421,110	$39,368,197

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$15,423,374	$12,194,676
Contract liabilities	2,136,106	3,308,098
Due to related parties	193,762	193,762
Current portion of operating lease liabilities	1,096,428	1,038,978
Current portion of finance lease liabilities	177,030	178,906
Current portion of notes payable, net	8,880,042	2,545,953
Current portion of convertible notes payable, net	3,198,231	3,614,142
Current portion of revolving line of credit, net	3,691,558	-
Related party note payable	578,290	578,290
Derivative liabilities	2,882,435	1,389,203
Warrant liabilities	265,100	-
Current liabilities of discontinued operations	-	3,097,215
Total Current Liabilities	38,522,356	28,139,223

Operating lease liabilities, net of current portion	2,372,922	2,932,686
Finance lease liabilities, net of current portion	515,490	605,242
Notes payable, net of current portion	213,663	239,181
Convertible notes payable, net of current portion	22,646,688	23,052,078
Revolving line of credit, net of current portion	-	3,647,511
Deferred tax liability, net	674,000	758,000
Non-current liabilities of discontinued operations	-	34,965
TOTAL LIABILITIES	64,945,119	59,408,886

Shareholders’ Deficit
Series A senior convertible preferred shares, no par value, 4,450,460 shares designated; 45,455 and 226,667 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	38,177	190,377
Series B senior convertible preferred shares, no par value, 583,334 shares designated; 0 and 91,567 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	-	240,499
Series D senior convertible preferred shares, no par value, 7,292,036 shares designated; 1,966,570 and 0 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	214,000	-
Allocation shares, 1,000 shares authorized; 1,000 shares issued and outstanding as of June 30, 2024 and December 31, 2023	1,000	1,000
Common shares, $0.001 par value, 500,000,000 shares authorized; 614,441 and 142,438 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	614	142
Distribution receivable	(2,000,000)	(2,000,000)
Additional paid-in capital	62,769,531	57,676,965
Accumulated deficit	(90,242,920)	(74,835,392)
TOTAL 1847 HOLDINGS SHAREHOLDERS’ DEFICIT	(29,219,598)	(18,726,409)
NON-CONTROLLING INTERESTS	(1,304,411)	(1,314,280)
TOTAL SHAREHOLDERS’ DEFICIT	(30,524,009)	(20,040,689)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$34,421,110	$39,368,197

The accompanying notes are an integral part of these condensed consolidated financial statements.

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$15,501,359	$17,362,093	$30,414,856	$30,327,696

Operating Expenses
Cost of revenues	8,757,513	11,456,303	18,083,074	19,488,597
Personnel	3,406,902	2,942,810	6,522,258	5,416,230
Depreciation and amortization	421,468	572,194	845,930	1,099,200
General and administrative	2,395,880	2,350,155	4,528,480	3,851,794
Professional fees	1,847,073	485,901	4,872,222	873,722
Impairment of goodwill and intangible assets	1,216,966	-	1,216,966	-
Total Operating Expenses	18,045,802	17,807,363	36,068,930	30,729,543

LOSS FROM OPERATIONS	(2,544,443)	(445,270)	(5,654,074)	(401,847)

Other Income (Expense)
Other income	47,769	18,696	27,837	51,594
Loss on disposal of property and equipment	(13,815)	-	(13,815)	-
Interest expense	(1,302,599)	(1,231,341)	(2,619,489)	(2,610,777)
Amortization of debt discounts	(2,929,336)	(772,561)	(6,604,925)	(1,185,211)
Loss on extinguishment of debt	(778,875)	-	(1,200,750)	-
Gain on change in fair value of warrant liabilities	3,661,800	-	1,759,600	-
Loss on change in fair value of derivative liabilities	(1,290,563)	-	(1,903,025)	-
Preliminary gain on bargain purchase	-	-	-	2,639,861
Total Other Expense	(2,605,619)	(1,985,206)	(10,554,567)	(1,104,533)

NET LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(5,150,062)	(2,430,476)	(16,208,641)	(1,506,380)
Income tax benefit (expense)	243,250	(931,321)	145,250	(703,321)
NET LOSS FROM CONTINUING OPERATIONS	$(4,906,812)	$(3,361,797)	$(16,063,391)	$(2,209,701)
Net loss from discontinued operations	-	(608,239)	(262,577)	(712,854)
Gain on disposition of Asien’s	-	-	1,060,095	-
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	(608,239)	797,518	(712,854)
NET LOSS	$(4,906,812)	$(3,970,036)	$(15,265,873)	$(2,922,555)

NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS FROM CONTINUING OPERATIONS	31,583	168,893	49,435	228,715
NET (INCOME) LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS FROM DISCONTINUED OPERATIONS	-	30,412	(59,304)	35,643
NET LOSS ATTRIBUTABLE TO 1847 HOLDINGS	$(4,875,229)	(3,770,731)	(15,275,742)	(2,658,197)

NET LOSS FROM CONTINUING OPERATIONS ATTRIBUTABLE TO 1847 HOLDINGS	(4,875,229)	(3,192,904)	(16,013,956)	(1,980,986)
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS ATTRIBUTABLE TO 1847 HOLDINGS	-	(577,827)	738,214	(677,211)
NET LOSS ATTRIBUTABLE TO 1847 HOLDINGS	$(4,875,229)	(3,770,731)	(15,275,742)	(2,658,197)

PREFERRED SHARE DIVIDENDS	(8,318)	(165,227)	(130,786)	(328,092)
DEEMED DIVIDENDS	-	(534,000)	(1,000)	(2,369,000)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS’	$(4,883,547)	$(4,469,958)	$(15,407,528)	$(5,355,289)

LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS - BASIC AND DILUTED	$(9.40)	$(863.19)	$(41.60)	$(1,182.53)
INCOME (LOSS) PER COMMON SHARE FROM DISCONTINUED OPERATIONS - BASIC AND DILUTED	-	(128.15)	1.90	(171.19)
LOSS PER COMMON SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS - BASIC AND DILUTED	$(9.40)	$(991.34)	$(39.70)	$(1,353.72)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	519,621	4,509	388,136	3,956

The accompanying notes are an integral part of these condensed consolidated financial statements.

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

	Series A Senior Convertible Preferred Shares		Series B Senior Convertible Preferred Shares		Series D Senior Convertible Preferred Shares		Allocation	Common Shares		Distribution	Additional Paid-In	Accumulated	Non- Controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Shares	Amount	Receivable	Capital	Deficit	Interests	Deficit
Balance at December 31, 2023	226,667	$190,377	91,567	$240,499	-	$-	$1,000	142,438	$142	$(2,000,000)	$57,676,965	$(74,835,392)	$(1,314,280)	$(20,040,689)
Issuance of common shares upon settlement of accrued series A preferred share dividends	-	-	-	-	-	-	-	9,366	10	-	130,958	-	-	130,968
Issuance of common shares upon settlement of accrued series B preferred share dividends	-	-	-	-	-	-	-	757	1	-	13,298	-	-	13,299
Issuance of common shares upon conversion of series A preferred shares	(181,212)	(152,200)	-	-	-	-	-	36,529	36	-	152,164	-	-	-
Issuance of common shares upon conversion of series B preferred shares	-	-	(80,110)	(210,264)	-	-	-	19,568	20	-	210,244	-	-	-
Issuance of common shares upon conversion of convertible notes payable	-	-	-	-	-	-	-	29,759	30	-	1,261,163	-	-	1,261,193
Issuance of common shares and prefunded warrants in connection with a public offering	-	-		-	-	-	-	140,457	140	-	4,334,860	-	-	4,335,000
Fair value of warrant liabilities upon exercise of prefunded warrants	-	-	-	-	-	-	-	-	-	-	(4,335,000)	-	-	(4,335,000)
Issuance of common shares upon exercise of prefunded warrants	-	-		-	-	-	-	38,847	39	-	(39)	-	-	-
Extinguishment of warrant liabilities upon exercise of prefunded warrants	-	-	-	-	-	-	-	-	-	-	844,500	-	-	844,500
Deemed dividend from down round provision in warrants	-	-	-	-	-	-	-	-	-	-	1,000	(1,000)	-	-
Dividends - series A senior convertible preferred shares	-	-		-	-	-	-	-	-	-	-	(119,492)	-	(119,492)
Dividends - series B senior convertible preferred shares	-	-		-	-	-	-	-	-	-	-	(2,976)	-	(2,976)
Net loss	-	-		-	-	-	-	-	-	-	-	(10,400,513)	41,452	(10,359,061)
Balance at March 31, 2024	45,455	$38,177	11,457	$30,235	-	$-	$1,000	417,721	$418	$(2,000,000)	$60,290,113	$(85,359,373)	$(1,272,828)	$(28,272,258)
Issuance of common shares upon conversion of series B preferred shares	-	-	(11,457)	(30,235)	-	-	-	3,260	3	-	30,232	-	-	-
Issuance of common shares upon conversion of convertible notes payable	-	-	-	-	-	-	-	58,179	58	-	765,248	-	-	765,306
Issuance of warrants in connection with a private debt offering	-	-	-	-	-	-	-	-	-	-	7,573	-	-	7,573
Issuance of common shares upon exercise of prefunded warrants	-	-	-	-	-	-	-	135,281	135	-	(135)	-	-	-
Extinguishment of warrant liabilities upon exercise of prefunded warrants	-	-	-	-	-	-	-	-	-	-	1,676,500	-	-	1,676,500
Issuance of series D preferred shares in connection with a private debt offering	-	-	-	-	1,966,570	214,000	-	-	-	-	-	-	-	214,000
Dividends - series A senior convertible preferred shares	-	-	-	-	-	-	-	-	-	-	-	(7,953)	-	(7,953)
Dividends - series D senior convertible preferred shares	-	-	-	-	-	-	-	-	-	-	-	(365)	-	(365)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(4,875,229)	(31,583)	(4,906,812)
Balance at June 30, 2024	45,455	$38,177	-	$-	1,966,570	$214,000	$1,000	614,441	$614	$(2,000,000)	$62,769,531	$(90,242,920)	$(1,304,411)	$(30,524,009)

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

	Series A Senior Convertible Preferred Shares		Series B Senior Convertible Preferred Shares		Allocation	Common Shares		Distribution	Additional Paid-In	Accumulated	Non- Controlling	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Shares	Amount	Receivable	Capital	Deficit	Interests	(Deficit)
Balance at December 31, 2022	1,593,940	$1,338,746	464,899	$1,214,181	$1,000	76,371	$76	$(2,000,000)	$43,966,609	$(41,919,277)	$288,499	$2,889,834
Issuance of common shares upon settlement of accrued series A preferred shares dividends	-	-	-	-	-	77	-	-	152,668	-	-	152,668
Issuance of common shares and warrants in connection with a private debt offering	-	-	-	-	-	320	1	-	1,360,361	-	-	1,360,362
Issuance of common shares upon cashless exercise of warrants	-	-	-	-	-	48	-	-	-	-	-	-
Deemed dividend from issuance of warrants to common shareholders	-	-	-	-	-	-	-	-	618,000	(618,000)	-	-
Deemed dividend from down round provision in warrants	-	-	-	-	-	-	-	-	1,217,000	(1,217,000)	-	-
Dividends - series A senior convertible preferred shares	-	-	-	-	-	-	-	-	-	(110,045)	-	(110,045)
Dividends - series B senior convertible preferred shares	-	-	-	-	-	-	-	-	-	(52,820)	-	(52,820)
Net income	-	-	-	-	-	-	-	-	-	1,112,534	(65,053)	1,047,481
Balance at March 31, 2023	1,593,940	$1,338,746	464,899	$1,214,181	$1,000	76,816	$77	$(2,000,000)	$47,314,638	$(42,804,608)	$223,446	$5,287,480
Issuance of common shares upon settlement of accrued series A preferred shares dividends	-	-	-	-	-	144	-	-	111,269	-	-	111,269
Issuance of common shares upon cashless exercise of warrants	-	-	-	-	-	954	1	-	(1)	-	-	-
Issuance of common shares upon exercise of warrants	-	-	-	-	-	390	1	-	5,063	-	-	5,064
Issuance of common shares upon conversion of series B preferred shares	-	-	(85,000)	(221,686)	-	332	-	-	221,686	-	-	-
Deemed dividend from down round provision in warrants	-	-	-	-	-	-	-	-	534,000	(534,000)	-	-
Dividends - series A senior convertible preferred shares	-	-	-	-	-	-	-	-	-	(110,051)	-	(110,051)
Dividends - series B senior convertible preferred shares	-	-	-	-	-	-	-	-	-	(55,176)	-	(55,176)
Net income	-	-	-	-	-	-	-	-	-	(3,770,731)	(199,305)	(3,970,036)
Balance at June 30, 2023	1,593,940	$1,338,746	379,899	$992,495	$1,000	78,636	$79	$(2,000,000)	$48,186,655	$(47,274,566)	$24,141	$1,268,550

The accompanying notes are an integral part of these condensed consolidated financial statements.

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,265,873)	$(2,922,555)
Net loss from discontinued operations	262,577	712,854
Gain on disposition of Asien’s	(1,060,095)	-
Adjustments to reconcile net loss to net cash used in operating activities:
Preliminary gain on bargain purchase	-	(2,639,861)
Loss on disposal of property and equipment	13,815	-
Loss on extinguishment of debt	1,200,750	-
Impairment of goodwill and intangible assets	1,216,966	-
Gain on change in fair value of warrant liabilities	(1,759,600)	-
Loss on change in fair value of derivative liabilities	1,903,025	-
Deferred taxes	(84,000)	660,000
Inventory reserve	45,000	75,000
Depreciation and amortization	845,930	1,099,200
Amortization of debt discounts	6,604,925	1,185,211
Amortization of right-of-use assets	514,211	363,892
Changes in operating assets and liabilities:
Receivables	(166,003)	(1,680,232)
Contract assets	14,395	26,043
Inventories	826,330	823,522
Prepaid expenses and other current assets	(304,812)	(1,022,568)
Accounts payable and accrued expenses	2,969,233	721,458
Contract liabilities	(1,171,992)	542,680
Customer deposits	-	(20,259)
Operating lease liabilities	(502,314)	(352,530)
Net cash used in operating activities from continuing operations	(3,897,532)	(2,428,145)
Net cash used in operating activities from discontinued operations	(13,462)	(119,822)
Net cash used in operating activities	(3,910,994)	(2,547,967)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for ICU Eyewear, net of cash acquired	-	(3,670,887)
Purchases of property and equipment	-	(224,783)
Net cash used in investing activities from continuing operations	-	(3,895,670)
Net cash used in investing activities from discontinued operations	-	(404)
Net cash used in investing activities	-	(3,896,074)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from notes payable	2,974,900	1,410,000
Net proceeds from issuance of common shares and warrants in connection with a private debt offering	-	3,549,518
Net proceeds from issuance of common shares and warrants in connection with a public offering	4,335,000	-
Net proceeds (repayments) from revolving line of credit	(638,982)	1,715,003
Proceeds from exercise of warrants	-	5,064
Repayments of notes payable and finance lease liabilities	(2,593,933)	(635,394)
Repayments of convertible notes payable	(110,408)	-
Accrued series B preferred share dividends paid	-	(105,671)
Net cash provided by financing activities from continuing operations	3,966,577	5,938,520
Net cash used in financing activities from discontinued operations	(4,836)	(14,184)
Net cash provided by financing activities	3,961,741	5,924,336

NET CHANGE IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS	69,045	(385,295)

CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS
Cash from continuing operations at the beginning of the period	$731,944	$868,944
Cash from continuing operations at the end of the period	$800,989	483,649

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$1,427,798	$1,776,635
Cash paid for income taxes	$40,000	$131,500

NON-CASH INVESTING AND FINANCING ACTIVITIES
Net assets acquired in the acquisition of ICU Eyewear	$-	$2,639,861
Net assets from the disposition of Asien’s	$1,060,095	$-
Deemed dividend from issuance of warrants to common shareholders	$-	$618,000
Deemed dividend from down round provision in warrants	$1,000	$1,751,000
Accrued dividends on series A preferred shares	$127,445	$220,096
Accrued dividends on series B preferred shares	$2,976	$107,996
Accrued dividends on series D preferred shares	$365	$-
Issuance of common shares upon settlement of accrued series A dividends	$130,968	$263,937
Issuance of common shares upon settlement of accrued series B dividends	$13,299	$-
Issuance of common shares upon conversion of series A shares	$152,200	$-
Issuance of common shares upon conversion of series B shares	$240,499	$221,686
Issuance of common shares upon cashless exercise of warrants	$-	$1
Debt discount on notes payable	$824,767	$2,405,419
Fair value of derivative liabilities recognized upon issuance of promissory notes	$1,338,727	$-
Fair value of warrant liabilities recognized upon issuance of prefunded warrants	$4,545,700	$-
Issuance of common shares upon exercise of prefunded warrants	$174	$-
Extinguishment of warrant liabilities upon exercise of prefunded warrants	$2,521,000	$-
Issuance of common shares upon conversion of convertible notes payable and accrued interest	$2,026,499	$-
Issuance of warrants in connection with a private debt offering	$7,573	$-
Issuance of series D preferred shares in connection with a private debt offering	$214,000	$-
Financed purchases of property and equipment	$71,756	$-
Fair value of note payable issued for services	$492,000	$-
Reclassification of accrued interest to convertible notes payable	$17,954	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

NOTE 1—BASIS OF PRESENTATION AND OTHER INFORMATION

The accompanying unaudited condensed consolidated financial statements of 1847 Holdings LLC (the “Company,” “we,” “us,” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all the information and footnotes required by GAAP for complete financial statements. The December 31, 2023 consolidated balance sheet data was derived from audited financial statements but do not include all disclosures required by GAAP. The interim unaudited condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K, as filed with the Securities and Exchange Commission on April 25, 2024. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

Discontinued Operations

On February 26, 2024, Asien’s Appliance, Inc. (“Asien’s”), a wholly owned subsidiary of 1847 Asien Inc. (“1847 Asien”), entered into a general assignment (the “Assignment Agreement”), for the benefit of its creditors, with SG Service Co., LLC (the “Assignee”). Pursuant to the Assignment Agreement, Asien’s transferred ownership of all or substantially all of its right, title, and interest in, as well as custody and control of, its assets to the Assignee in trust. The results of operations of Asien’s are reported as discontinued operations for the three and six months ended June 30, 2024 and 2023. Unless otherwise noted, amounts and disclosures throughout these notes to condensed consolidated financial statements relate solely to continuing operations and exclude all discontinued operations. See Note 3 for additional information.

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

Reverse Share Splits

On July 8, 2024, the Company effected a 1-for-13 reverse split of its outstanding common shares. All outstanding common shares and warrants were adjusted to reflect the 1-for-13 reverse split, with the respective exercise prices of the warrants proportionately increased. The outstanding convertible notes and preferred shares conversion prices were adjusted to reflect a proportional decrease in the number of common shares to be issued upon conversion.

All share and per share data throughout these condensed consolidated financial statements have been retroactively adjusted to reflect the reverse share split. The total number of authorized common shares did not change. As a result of the reverse common share split, an amount equal to the decreased value of common shares was reclassified from “common shares” to “additional paid-in capital.”

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

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

JUNE 30, 2024

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

As of June 30, 2024, the Company had cash and cash equivalents of $800,989 and total working capital deficit of $22,093,540. For the six months ended June 30, 2024, the Company incurred an operating loss of $5,654,074 and used cash flows in operating activities from continuing operations of $3,897,532.

The Company has generated operating losses since its inception and has relied on cash on hand, sales of securities, external bank lines of credit, and issuance of third-party and related party debt to support cashflows from operations. The Company expects that within the next twelve months, it will not have sufficient cash and other resources on hand to sustain its current operations or meet its obligations as they become due unless it obtains additional financing. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

JUNE 30, 2024

(UNAUDITED)

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

The assignment of Asien’s represents a strategic shift and its results are reported as discontinued operations for the three and six months ended June 30, 2024 and 2023. The Company recognized a gain on disposition of Asien’s of $1,060,095, as a separate line item in discontinued operations in the consolidated statements of operations for the six months ended June 30, 2024.

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

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

The following information presents the major classes of line items constituting the loss from discontinued operations of Asien’s in the unaudited consolidated statements of operations for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$-	$2,028,646	$870,952	$4,466,581

Operating Expenses
Cost of revenues	-	1,672,052	744,706	3,485,835
Personnel	-	264,790	98,213	537,994
Depreciation and amortization	-	46,603	7,702	93,206
General and administrative	-	372,993	203,377	749,158
Professional fees	-	59,038	78,807	108,474
Total Operating Expenses	-	2,415,476	1,132,805	4,974,667

Loss from operations	-	(386,830)	(261,853)	(508,086)

Other Income (Expense)
Other income	-	104	-	374
Interest expense	-	(221,513)	(724)	(247,142)
Total Other Expense	-	(221,409)	(724)	(246,768)

Net loss from discontinued operations before income taxes	-	(608,239)	(262,577)	(754,854)
Income tax benefit	-	-	-	42,000
Net loss from discontinued operations	$-	$(608,239)	$(262,577)	$(712,854)

Net income (loss) attributable to non-controlling interests from discontinued operations	-	30,412	(59,304)	35,643
Net loss from discontinued operations attributable to 1847 Holdings	$-	(577,827)	(321,881)	(677,211)

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

The following information presents the major classes of line items constituting significant operating, investing and financing cash flow activities from discontinued operations of Asien’s in the unaudited consolidated statements of cash flows for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(262,577)	$(712,854)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred taxes	-	(42,000)
Depreciation and amortization	7,702	93,206
Changes in operating assets and liabilities:
Receivables	73,769	92,860
Inventories	213,399	145,381
Prepaid expenses and other current assets	108,686	(175,268)
Accounts payable and accrued expenses	320,362	452,000
Customer deposits	(474,803)	26,853
Net cash used in operating activities from discontinued operations	(13,462)	(119,822)

Cash flows from investing activities
Investments in certificates of deposit	-	(404)
Net cash used in investing activities from discontinued operations	-	(404)

Cash flows from financing activities
Repayments of notes payable	(4,836)	(14,184)
Net cash used in financing activities from discontinued operations	(4,836)	(14,184)

Net change in cash and cash equivalents from discontinued operations	$(18,298)	$(134,410)

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

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

The Company’s revenues for the three months ended June 30, 2024 and 2023 are disaggregated as follows:

	For the Three Months Ended June 30, 2024
	Retail and Eyewear	Construction	Automotive Supplies	Total
Revenues
Eyewear-related	$3,022,361	$-	$-	$3,022,361
Personal protective equipment and other	54,540	-	-	54,540
Automotive horns	-	-	1,081,191	1,081,191
Automotive lighting	-	-	21,896	21,896
Custom cabinets and countertops	-	2,665,805	-	2,665,805
Finished carpentry	-	8,655,566	-	8,655,566
Total Revenues	$3,076,901	$11,321,371	$1,103,087	$15,501,359

	For the Three Months Ended June 30, 2023
	Retail and Eyewear	Construction	Automotive Supplies	Total
Revenues
Eyewear-related	$4,064,791	$-	$-	$4,064,791
Personal protective equipment and other	429,270	-	-	429,270
Automotive horns	-	-	797,032	797,032
Automotive lighting	-	-	567,105	567,105
Custom cabinets and countertops	-	2,240,625	-	2,240,625
Finished carpentry	-	9,263,270	-	9,263,270
Total Revenues	$4,494,061	$11,503,895	$1,364,137	$17,362,093

The Company’s revenues for the six months ended June 30, 2024 and 2023 are disaggregated as follows:

	For the Six Months Ended June 30, 2024
	Retail and Eyewear	Construction	Automotive Supplies	Total
Revenues
Eyewear-related	$6,582,903	$-	$-	$6,582,903
Personal protective equipment and other	390,165	-	-	390,165
Automotive horns	-	-	2,150,625	2,150,625
Automotive lighting	-	-	730,823	730,823
Custom cabinets and countertops	-	4,750,259	-	4,750,259
Finished carpentry	-	15,810,081	-	15,810,081
Total Revenues	$6,973,068	$20,560,340	$2,881,448	$30,414,856

	For the Six Months Ended June 30, 2023
	Retail and Eyewear	Construction	Automotive Supplies	Total
Revenues
Eyewear-related	$6,585,603	$-	$-	$6,585,603
Personal protective equipment and other	701,170	-	-	701,170
Automotive horns	-	-	1,792,449	1,792,449
Automotive lighting	-	-	831,854	831,854
Custom cabinets and countertops	-	4,356,807	-	4,356,807
Finished carpentry	-	16,059,813	-	16,059,813
Total Revenues	$7,286,773	$20,416,620	$2,624,303	$30,327,696

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

Segment information for the three months ended June 30, 2024 and 2023 are as follows:

	For the Three Months Ended June 30, 2024
	Retail and Eyewear	Construction	Automotive Supplies	Corporate Services	Total
Revenues	$3,076,901	$11,321,371	$1,103,087	$-	$15,501,359
Operating expenses
Cost of revenues	1,421,597	6,611,425	724,491	-	8,757,513
Personnel	600,763	2,735,068	268,619	(197,548)	3,406,902
Personnel – corporate allocation	-	(405,762)	(49,238)	455,000	-
Depreciation and amortization	104,596	316,803	69	-	421,468
General and administrative	692,267	1,541,675	191,400	(304,462)	2,120,880
General and administrative – management fees	75,000	125,000	75,000	-	275,000
General and administrative – corporate allocation	(187,268)	(361,806)	(51,284)	600,358	-
Professional fees	393,153	74,294	94,113	1,285,513	1,847,073
Impairment of goodwill and intangible assets	1,216,966	-	-	-	1,216,966
Total operating expenses	4,317,074	10,636,697	1,253,170	1,838,861	18,045,802
Income (loss) from operations	$(1,240,173)	$684,674	$(150,083)	$(1,838,861)	$(2,544,443)

	For the Three Months Ended June 30, 2023
	Retail and Eyewear	Construction	Automotive Supplies	Corporate Services	Total
Revenues	$4,494,061	$11,503,895	$1,364,137	$-	$17,362,093
Operating expenses
Cost of revenues	3,430,540	7,200,651	825,112	-	11,456,303
Personnel	792,436	2,009,215	314,509	(173,350)	2,942,810
Personnel – corporate allocation	-	(249,900)	(83,300)	333,200	-
Depreciation and amortization	107,125	413,130	51,939	-	572,194
General and administrative	505,777	1,638,821	226,539	(295,982)	2,075,155
General and administrative – management fees	75,000	125,000	75,000	-	275,000
General and administrative – corporate allocation	-	(343,148)	(88,627)	431,775	-
Professional fees	116,855	42,674	50,727	275,645	485,901
Total operating expenses	5,027,733	10,836,443	1,371,899	571,288	17,807,363
Income (loss) from operations	$(533,672)	$667,452	$(7,762)	$(571,288)	$(445,270)

Segment information for the six months ended June 30, 2024 and 2023 are as follows:

	For the Six Months Ended June 30, 2024
	Retail and Eyewear	Construction	Automotive Supplies	Corporate Services	Total
Revenues	$6,973,068	$20,560,340	$2,881,448	$-	$30,414,856
Operating expenses
Cost of revenues	4,420,530	11,769,691	1,892,853	-	18,083,074
Personnel	1,253,954	4,761,777	569,031	(62,504)	6,522,258
Personnel – corporate allocation	-	(716,278)	(86,918)	803,196	-
Depreciation and amortization	209,192	636,600	138	-	845,930
General and administrative	1,060,132	2,958,670	402,325	(442,647)	3,978,480
General and administrative – management fees	150,000	250,000	150,000	-	550,000
General and administrative – corporate allocation	(217,161)	(682,640)	(88,813)	988,614	-
Professional fees	625,333	140,021	182,134	3,924,734	4,872,222
Impairment of goodwill and intangible assets	1,216,966	-	-	-	1,216,966
Total operating expenses	8,718,946	19,117,841	3,020,750	5,211,393	36,068,930
Income (loss) from operations	$(1,745,878)	$1,442,499	$(139,302)	$(5,211,393)	$(5,654,074)

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

	For the Six Months Ended June 30, 2023
	Retail and Eyewear	Construction	Automotive Supplies	Corporate Services	Total
Revenues	$7,286,773	$20,416,620	$2,624,303	$-	$30,327,696
Operating expenses
Cost of revenues	5,377,551	12,575,678	1,535,368	-	19,488,597
Personnel	1,319,511	3,781,151	646,829	(331,261)	5,416,230
Personnel – corporate allocation	-	(464,100)	(154,700)	618,800	-
Depreciation and amortization	169,203	826,119	103,878	-	1,099,200
General and administrative	606,087	2,530,992	431,501	(191,786)	3,376,794
General and administrative – management fees	75,000	250,000	150,000	-	475,000
General and administrative – corporate allocation	-	(462,593)	(121,442)	584,035	-
Professional fees	194,348	118,825	107,998	452,551	873,722
Total operating expenses	7,741,700	19,156,072	2,699,432	1,132,339	30,729,543
Income (loss) from operations	$(454,927)	$1,260,548	$(75,129)	$(1,132,339)	$(401,847)

Total assets by operating segment as of June 30, 2024 are as follows:

	As of June 30, 2024
	Retail and Eyewear	Construction	Automotive Supplies	Corporate Services	Total
Assets
Current assets	$6,359,140	$7,407,355	$1,660,994	$1,001,327	$16,428,816
Long-lived assets	1,767,993	7,059,962	113,287	-	8,941,242
Goodwill	-	9,051,052	-	-	9,051,052
Total assets	$8,127,133	$23,518,369	$1,774,281	$1,001,327	$34,421,110

NOTE 5—PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2024 and December 31, 2023 consisted of the following:

	June 30, 2024	December 31, 2023
Machinery and equipment	$1,402,596	$1,402,596
Office furniture and equipment	143,389	143,389
Transportation equipment	934,397	943,516
Displays	610,960	610,960
Leasehold improvements	156,360	156,360
Total property and equipment	3,247,702	3,256,821
Less: accumulated depreciation	(1,897,931)	(1,446,677)
Total property and equipment, net	$1,349,771	$1,810,144

Depreciation expense for the three and six months ended June 30, 2024 was $230,860 and $464,714, respectively. Depreciation expense for the three and six months ended June 30, 2023 was $242,552 and $439,916, respectively.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

NOTE 6—INTANGIBLE ASSETS AND GOODWILL

Intangible assets as of June 30, 2024 and December 31, 2023 consisted of the following:

	June 30, 2024	December 31, 2023
Customer-related	$5,148,500	$5,484,500
Marketing-related	1,099,000	1,338,000
Total intangible assets	6,247,500	6,822,500
Less: accumulated amortization	(2,114,051)	(1,848,152)
Total intangible assets, net	$4,133,449	$4,974,348

Amortization expense for the three and six months ended June 30, 2024 was $190,608 and $381,216, respectively. Amortization expense for the three and six months ended June 30, 2023 was $329,642 and $659,284, respectively.

During the three and six months ended June 30, 2024, the Company recorded impairments of $459,683 related to its customer and marketing-related intangible assets.

Estimated amortization expense for intangible assets for the next five years consists of the following as of June 30, 2024:

Year Ending December 31,	Amount
2024 (remaining)	$340,517
2025	611,856
2026	571,606
2027	450,856
2028	450,856
Thereafter	1,707,758
Total estimated amortization expense	$4,133,449

Below is a table summarizing the changes in the carrying amount of goodwill for the six months ended June 30, 2024:

Amount
Balance as of December 31, 2023	$9,808,335
Impairments	(757,283)
Balance as of June 30, 2024	$9,051,052

During the three and six months ended June 30, 2024, the Company recorded goodwill impairments of $757,283.

NOTE 7—SELECTED ACCOUNT INFORMATION

Receivables

Receivables as of June 30, 2024 and December 31, 2023 consisted of the following:

	June 30, 2024	December 31, 2023
Trade accounts receivable	$6,317,057	$6,731,603
Factoring reserve holdback	532,520	-
Retainage	1,122,825	1,075,761
Total receivables	7,972,402	7,807,364
Allowance for expected credit losses	(343,200)	(344,165)
Total receivables, net	$7,629,202	$7,463,199

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

Inventories

Inventories as of June 30, 2024 and December 31, 2023 consisted of the following:

	June 30, 2024	December 31, 2023
Eyewear	$5,676,332	$5,880,478
Automotive	944,047	1,190,899
Construction	1,600,735	1,976,067
Total inventories	8,221,114	9,047,444
Less reserve for obsolescence	(1,491,000)	(1,446,000)
Total inventories, net	$6,730,114	$7,601,444

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of June 30, 2024 and December 31, 2023 consisted of the following:

	June 30, 2024	December 31, 2023
Prepaid expenses	$543,134	$104,156
Prepaid inventory	214,021	282,410
Prepaid taxes	240,788	304,788
Other current assets	204,565	206,342
Total prepaid expenses and other current assets	$1,202,508	$897,696

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

The Company prepaid these consulting agreements, totaling $2,498,000, using the proceeds from the public offering (see Note 11). As of June 30, 2024, the total outstanding prepaid expense relating to these consulting agreements was $260,917.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of June 30, 2024 and December 31, 2023 consisted of the following:

	June 30, 2024	December 31, 2023
Trade accounts payable	$9,535,819	$7,155,339
Credit cards payable	323,628	318,314
Accrued payroll liabilities	1,133,140	1,241,448
Accrued interest	2,584,603	1,712,991
Accrued dividends	12,724	32,997
Accrued taxes	225,699	371,524
Other accrued liabilities	1,607,761	1,362,063
Total accounts payable and accrued expenses	$15,423,374	$12,194,676

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

NOTE 8—LEASES

Operating Leases

The following was included in the condensed consolidated balance sheets at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Operating lease right-of-use assets	$3,304,287	$3,818,498

Operating lease liabilities, current portion	1,096,428	1,038,978
Operating lease liabilities, long-term	2,372,922	2,932,686
Total operating lease liabilities	$3,469,350	$3,971,664

Weighted-average remaining lease term (months)	38	43
Weighted average discount rate	9.35%	9.04%

Rent expense for the three and six months ended June 30, 2024 was $380,320 and $760,401, respectively. Rent expense for the three and six months ended June 30, 2023 was $350,857 and $652,413, respectively.

As of June 30, 2024, maturities of operating lease liabilities were as follows:

Year Ending December 31,	Amount
2024 (remaining)	$674,591
2025	1,304,733
2026	1,032,656
2027	766,969
2028	273,660
Total	4,052,609
Less: imputed interest	(583,259)
Total operating lease liabilities	$3,469,350

Finance Leases

As of June 30, 2024, maturities of financing lease liabilities were as follows:

Year Ending December 31,	Amount
2024 (remaining)	$105,665
2025	211,332
2026	211,332
2027	210,042
2028	28,833
Total	821,779
Less: amount representing interest	(74,684)
Total finance lease liabilities	$692,520

As of June 30, 2024, the weighted-average remaining lease term for all finance leases is 43 months and the weighted average discount rate is 5.14%.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

NOTE 9—FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

The fair value of financial instruments measured on a recurring basis as of June 30, 2024 consisted of the following:

	Fair Value Measurements as of June 30, 2024
Description	Level 1	Level 2	Level 3	Total
Derivative liabilities	$-	$-	$2,882,435	$2,882,435
Warrant liabilities	-	-	265,100	265,100
Total recurring fair value measurements	-	-	$3,147,535	$3,147,535

The following table provides a roll-forward of changes for financial instruments measured at fair value on a recurring basis for the six months ended June 30, 2024:

Amount
Derivative Liabilities
Balance as of December 31, 2023	$1,389,203
Initial fair value of derivative liabilities upon issuance	1,338,727
Loss on change in fair value of derivative liabilities	1,903,025
Extinguishment of derivative liabilities upon conversion or settlement	(1,748,520)
Balance as of June 30, 2024	$2,882,435

Amount
Warrant Liabilities
Balance as of December 31, 2023	$-
Fair value of warrant liabilities upon issuance	4,545,700
Gain on change in fair value of warrant liabilities	(1,759,600)
Extinguishment of warrant liabilities upon exercise of prefunded warrants	(2,521,000)
Balance as of June 30, 2024	$265,100

NOTE 10—DEBT

Notes Payable

Private Placement of 20% OID Promissory Notes and Warrants

On August 11, 2023, the Company entered into a securities purchase agreement in a private placement transaction with certain accredited investors, pursuant to which the Company issued and sold to the investors 20% original issue discount (“OID”) subordinated promissory notes in the aggregate principal amount of $3,125,000. The notes are due and payable on February 11, 2024. During the six months ended June 30, 2024, the Company made principal payments totaling $1,437,500.

On February 11, 2024, the Company and remaining note holders entered into amendments to the notes issued on August 11, 2023, pursuant to which the parties agreed to extend the maturity date of these remaining notes to April 11, 2024. As additional consideration for the amendments, the Company agreed to increase the outstanding principal by 20% of the outstanding principal amounts of the remaining notes as an amendment fee. As a result, the Company recognized a loss on extinguishment of debt of $421,875.

On April 11, 2024, the Company and remaining note holders entered into amendments to the notes amended on February 11, 2024, pursuant to which the parties agreed to extend the maturity date of these remaining notes to July 10, 2024. As additional consideration for the amendments, the Company agreed to increase the outstanding principal by 20% of the outstanding principal amounts of the remaining notes as an amendment fee. As a result, the Company recognized a loss on extinguishment of debt of $421,875.

As of June 30, 2024, the total outstanding principal balance is $2,531,250.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

Private Placement of 20% OID Promissory Note

On March 4, 2024, the Company issued a 20% OID subordinated note in the principal amount of $1,250,000 to an accredited investor for net cash proceeds of $999,900. On March 27, 2024, the note was amended and restated to increase the principal amount to $1,562,500 for additional cash proceeds of $250,000. This note is due and payable on June 4, 2024. On April 9, 2024, the note was amended and restated to increase the principal amount to $2,500,000 for additional cash proceeds of $750,000. This note is due and payable on June 4, 2024.

The Company may voluntarily prepay the note in full at any time. In addition, if the Company consummates any equity or equity-linked or debt securities issuance, or enters into a loan agreement or other financing, other than certain excluded debt (as defined in the note), then the Company must prepay the note in full. The note is unsecured and has priority over all other unsecured indebtedness, except for certain senior indebtedness (as defined in the note). The note contains customary affirmative and negative covenants and events of default for a loan of this type. Upon an event of default, the outstanding balance of the note will be assessed a 50% penalty.

The Company evaluated whether this promissory note contains embedded features that qualify as derivatives pursuant to ASC 815. The Company determined that the note’s embedded features, specifically that should the Company default on the note, the note holder will receive a default penalty of 50% constitute a deemed redemption feature as a result of the substantial premium received by the note holder in the event of default. The Company concluded that this redemption feature requires bifurcation from the note and subsequent accounting in the same manner as a freestanding derivative.

The fair value of the embedded redemption derivative liability within this promissory note was calculated using a Probability Weighted Expected Return valuation methodology, considering the likelihood of occurrence. The model used a discount rate of 25-30% and assumptions of a 75% probability related to likelihood of the Company would default. Subsequent changes in the fair value of the redemption feature are measured at each reporting period and recognized in the statement of operations. The OID and issuance costs for the promissory note, along with the fair value of the embedded redemption derivative liability, were collectively recorded as a debt discount. This discount will be amortized to interest expense over the respective term of the convertible notes using the effective interest method.

On June 4, 2024, an event of default occurred, resulting in a $1,250,000 increase to the principal balance. Consequently, the corresponding derivative liability was extinguished. During the six months ended June 30, 2024, the Company recorded $1,393,100 amortization of debt discount and recognized a loss on extinguishment of $357,000. As of June 30, 2024, the total outstanding principal balance is $3,750,000.

Private Placement of 20% OID Promissory Note and Warrants

On May 8, 2024, the Company entered into securities purchase agreement with an accredited investor, pursuant to which the Company issued to such investor (i) a 20% OID subordinated note in the principal amount of $625,000 and (ii) five-year warrants for the purchase of 7,149 common shares at an adjusted exercise price of $34.97 per share (subject to standard adjustments as defined in the warrant) for total cash proceeds of $500,000. Additionally, the Company issued a five-year warrant to the placement agent, Spartan Capital Securities, LLC (“Spartan”), for the purchase of 572 common shares at an adjusted exercise price of $38.47 per share (subject to standard adjustments as defined in the warrant agreement). The warrants are exercisable at any time six months after the date of issuance.

The note is due and payable on August 8, 2024. The Company may voluntarily prepay the note in full at any time. In addition, if the Company consummates any sale of a material amount of assets of the Company or any of its subsidiaries, then the net proceeds thereof shall be applied to the payment or prepayment of the note. The note is unsecured and has priority over all other unsecured indebtedness of the Company, except for certain senior indebtedness (as defined in the note). The note contains customary affirmative and negative covenants and events of default for a loan of this type. Upon an event of default, the outstanding balance of the note will be assessed a 40% penalty.

The note becomes convertible into common shares at the option of the holder at any time on or following the date that an event of default (as defined in the note agreement) occurs under the note at a conversion price equal to 90% of the lowest volume weighted average price of the Company’s common shares on any trading day during the five (5) trading days prior to the conversion date; provided that such conversion price shall not be less than $0.13 per share.

The Company evaluated the embedded features within this note in accordance with ASC 480 and ASC 815. The Company determined that the embedded features, specifically (i) the default penalty of 40% on outstanding principal and accrued interest, and (ii) the conversion option into common shares at 90% of the lowest volume weighted average price in the five days preceding conversion, subject to a $0.13 floor price, constitute derivative liabilities. These features, arising from default provisions not within the Company’s control, including the contingent interest feature and the contingent conversion (deemed redemption) feature, meet the definition of a derivative and do not qualify for derivative accounting exemptions. Consequently, these embedded features are bifurcated from the debt host and recognized as a single derivative liability.

The initial fair value of the derivative liabilities was determined using a Monte Carlo Simulation valuation model, considering various potential outcomes and scenarios. The model used the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 236.98%; (iii) risk-free interest rate of 5.31%; (iv) term of three months; (v) estimated fair value of the common shares of $31.20 per share; and (vi) various probability assumptions. Subsequent changes in fair value are recognized in the statement of operations each reporting period. The issuance costs for the promissory note, along with the allocated fair values of both the warrants and the bifurcated embedded derivative liability, have been collectively treated as a debt discount. This discount is being amortized to interest expense over the term of the promissory note using the effective interest method.

As of June 30, 2024, the total outstanding principal balance is $157,406, net of debt discount of $467,594.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

Private Placement of 12% Promissory Note for Services

On May 9, 2024, the Company entered into a securities purchase agreement with an accredited investor, pursuant to which the Company issued to such investor a promissory note in the principal amount of $500,000 in a private placement transaction in consideration for the holder entering into a lock up agreement to not execute any conversions of a secured convertible note issued to the holder on October 8, 2021 into common shares of the Company (subject to certain exceptions). The note accrues interest at a rate of 12% per annum and is due and payable on May 9, 2025; provided that upon an event of default (as defined in the note), such rate shall increase to 16% per annum. The Company may voluntarily prepay the note in full at any time prior to the date that an event of default occurs.

In addition, if, at any time prior to the full repayment of the note, the Company receives cash proceeds from any source or series of related or unrelated sources, including but not limited to, from payments from customers, the issuance of equity or debt, the issuance of securities pursuant to an equity line of credit (as defined in the note) or the sale of assets, the investor will have the right in its sole discretion to require the Company to immediately apply up to 100% of such proceeds to repay all or any portion of the outstanding principal amount and interest (including any default interest) then due under the note. The note is unsecured and has priority over all other unsecured indebtedness. The note contains customary affirmative and negative covenants and events of default for a loan of this type. Upon an event of default, the outstanding balance of the note will be assessed a 50% penalty.

The fair value of the 12% promissory note issued for services was recorded at fair value. The fair value of the note was calculated at the present value of the cash flows using the market interest rate of 13.76%, resulting in a fair value of $492,000. The initial fair value of the promissory note issued for services was recognized in the statement of operations. A discount of $8,000 was recorded for difference between the par value and present value of the promissory note and will be amortized to interest expense over the respective term of the promissory note using the effective interest method.

The Company evaluated whether this promissory note contains embedded features that qualify as derivatives pursuant to ASC 815. The Company determined that the note’s embedded features, specifically should the Company default on the note, the note holder will receive a default penalty of 50% constitute a deemed redemption feature as a result of the substantial premium received by the note holder in the event of default. The Company concluded that this redemption feature requires bifurcation from the note and subsequent accounting in the same manner as a freestanding derivative.

The fair value of the embedded redemption derivative liability within this promissory note was calculated using a Probability Weighted Expected Return valuation methodology, considering the likelihood of occurrence. The model used a discount rate of 25% and assumptions of a 75% probability related to likelihood of the Company would default. The initial fair value of the bifurcated embedded redemption derivative liability was recognized in the statement of operations. Subsequent changes in the fair value of the redemption feature are measured at each reporting period and recognized in the statement of operations.

As of June 30, 2024, the total outstanding principal balance is $493,133, net of debt discount of $6,867.

Private Placement of OID Promissory Note and Series D Preferred Shares

On June 28, 2024, the Company’s subsidiaries 1847 Cabinet Inc., High Mountain Door & Trim Inc., Sierra Homes, LLC d/b/a Innovative Cabinets & Design and Kyle’s Custom Wood Shop, Inc. (the “Borrowers”) issued an OID promissory note in the principal amount of up to $2,472,000, to be advanced in one or more tranches, to Breadcrumbs Capital LLC (“Breadcrumbs”). On June 28, 2024, the parties executed tranche No. 1 in the principal amount of $666,667 for total cash proceeds of $475,000.

The note bears interest at a rate per annum equal to the greater of (i) 8% plus the U.S. Prime Rate that appears in The Wall Street Journal from time to time or (ii) 14%; provided that, upon an event of default (as defined in the note), such rate shall increase to 36% or the maximum legal rate. Each tranche of the note is due and payable three months after issuance. The note is secured by all assets of the Borrowers pursuant to a security agreement; provided that such security interest is subordinate to the rights of the senior lender, Leonite Capital LLC. The note contains customary affirmative and negative covenants and events of default for a loan of this type. Upon an event of default, the outstanding balance of the note will be assessed a 35% penalty.

In connection with the issuance of the note, the Company entered into a memorandum of understanding with the Breadcrumbs, pursuant to which the Company agreed to issue to Breadcrumbs upon the closing of each tranche under the note and (ii) series D senior convertible preferred shares with a stated value equal to the principal amount of such each such tranche (see Note 11 for further details).

The Company evaluated whether this promissory note contains embedded features that qualify as derivatives pursuant to ASC 815. The Company determined that the note’s embedded features, specifically that should the Company default on the note, the note holder will receive a default penalty of 35% constitute a deemed redemption feature as a result of the substantial premium received by the note holder in the event of default. The Company concluded that this redemption feature requires bifurcation from the note and subsequent accounting in the same manner as a freestanding derivative.

The fair value of the embedded redemption derivative liability within this promissory note was calculated using a Probability Weighted Expected Return valuation methodology, considering the likelihood of occurrence. The model used a discount rate of 30% and assumptions of a 75% probability related to likelihood of the Company would default. Subsequent changes in the fair value of the redemption feature are measured at each reporting period and recognized in the statement of operations. The OID and issuance costs for the note, along with the allocated fair value of both the series D senior convertible preferred shares and the bifurcated embedded redemption derivative liability, were collectively recorded as a debt discount. This discount will be amortized to interest expense over the respective term of the promissory note using the effective interest method.

As of June 30, 2024, the total outstanding principal balance is $108,134, net of debt discount of $558,533.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

NOTE 11—SHAREHOLDERS’ DEFICIT

Series A Senior Convertible Preferred Shares

During the six months ended June 30, 2024, the Company accrued dividends of $127,445 for the series A senior convertible preferred shares and settled $130,968 of previously accrued dividends through the issuance of 9,366 common shares.

During the six months ended June 30, 2024, an aggregate of 181,212 series A senior convertible preferred shares were converted into an aggregate of 36,530 common shares.

As of June 30, 2024 and December 31, 2023, the Company had 45,455 and 226,667 series A senior convertible preferred shares issued and outstanding, respectively.

Series B Senior Convertible Preferred Shares

During the six months ended June 30, 2024, the Company accrued dividends of $2,976 for the series B senior convertible preferred shares and settled $13,299 of previously accrued dividends through the issuance of 757 common shares.

During the six months ended June 30, 2024, an aggregate of 91,567 series B senior convertible preferred shares were converted into an aggregate of 22,829 common shares.

As of June 30, 2024 and December 31, 2023, the Company had 0 and 91,567 series B senior convertible preferred shares issued and outstanding, respectively.

Series D Senior Convertible Preferred Shares

On June 27, 2024, the Company executed a share designation to designate 7,292,036 of its shares as series D senior convertible preferred shares. The following is a description of the rights of the series D senior convertible preferred shares.

Ranking. The series D senior convertible preferred shares rank, with respect to the payment of dividends and the distribution of assets upon liquidation, (i) senior to all common shares, allocation shares, and each other class or series that is not expressly made senior to or on parity with the series D senior convertible preferred shares; (ii) on parity with each other class or series that is not expressly subordinated or made senior to the series D senior convertible preferred shares; and (iii) junior to the Series A senior convertible preferred shares, all indebtedness and other liabilities with respect to assets available to satisfy claims against the Company and each other class or series that is expressly made senior to the series D senior convertible preferred shares.

Dividend Rights. Holders of series D senior convertible preferred shares are entitled to dividends at a rate per annum of 10% of the stated value ($0.339 per share, subject to adjustment). Dividends shall accrue from day to day, whether or not declared, and shall be cumulative. Dividends shall be payable only upon the liquidation of the Company or conversion (as defined in the share designation).

Liquidation Rights. Subject to the rights of creditors and the holders of any senior securities or parity securities (in each case, as defined in the share designation), upon any liquidation of the Company or its subsidiaries, before any payment or distribution of the assets of the Company (whether capital or surplus) shall be made to or set apart for the holders of securities that are junior to the series D senior convertible preferred shares as to the distribution of assets on any liquidation of the Company, including the common shares and allocation shares, each holder of outstanding series D senior convertible preferred shares shall be entitled to receive an amount of cash equal to 100% of the stated value plus an amount of cash equal to all accumulated accrued and unpaid dividends thereon (whether or not declared) to, but not including the date of final distribution to such holders. If, upon any liquidation, the assets, or proceeds thereof, distributable among the holders of the series D senior convertible preferred shares shall be insufficient to pay in full the preferential amount payable to the holders of the series D senior convertible preferred shares and liquidating payments on any other shares of any class or series of parity securities as to the distribution of assets on any liquidation, then such assets, or the proceeds thereof, shall be distributed among the holders of series D senior convertible preferred shares and any such other parity securities ratably in accordance with the respective amounts that would be payable on such series D senior convertible preferred shares and any such other parity securities if all amounts payable thereon were paid in full.

Voting Rights. The series D senior convertible preferred shares do not have any voting rights; provided that, so long as any series D senior convertible preferred shares are outstanding, the affirmative vote of holders of a majority of series D senior convertible preferred shares, voting as a separate class, shall be necessary for approving, effecting or validating any amendment, alteration or repeal of any of the provisions of the share designation.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

Conversion Rights. Each series D senior convertible preferred share, plus all accrued and unpaid dividends thereon, shall be convertible, at the option of the holder thereof, at any time and from time to time, into such number of fully paid and nonassessable common shares determined by dividing the stated value ($0.339 per share), plus the value of the accrued, but unpaid, dividends thereon, by the conversion price of $4.407 per share (subject to standard adjustments in the event of any share splits, share combinations, share reclassifications, dividends paid in common shares, sales of substantially all of the Company’s assets, mergers, consolidations or similar transactions); provided that in no event shall the holder of any series D senior convertible preferred shares be entitled to convert any number of series D senior convertible preferred shares that upon conversion the sum of (i) the number of common shares beneficially owned by the holder and its affiliates and (ii) the number of common shares issuable upon the conversion of the series D senior convertible preferred shares with respect to which the determination of this proviso is being made, would result in beneficial ownership by the holder and its affiliates of more than 4.99% of the then outstanding common shares. This limitation may be waived (up to a maximum of 9.99%) by the holder and in its sole discretion, upon not less than sixty-one (61) days’ prior notice to the Company.

Redemption Rights. Not redeemable.

On June 28, 2024, the issued 1,966,570 series D senior convertible preferred shares for total cash proceeds of $475,000 in connection with the closing of the first tranche under the OID promissory note described above (Note 10). The $475,000 net proceeds were allocated on a relative fair value basis of $214,000 to the series D senior preferred shares.

During the six months ended June 30, 2024, the Company accrued dividends of $365 for the series D senior convertible preferred shares. As of June 30, 2024, the Company had 1,966,570 series D senior convertible preferred shares issued and outstanding.

Common Shares

On February 9, 2024, the Company entered into a securities purchase agreement with certain purchasers and a placement agency agreement with Spartan, pursuant to which the Company agreed to issue and sell to such purchasers an aggregate of 140,457 common shares and prefunded warrants for the purchase of 244,161 common shares at an offering price of $13.00 per common share and $12.87 per prefunded warrant, pursuant to the Company’s effective registration statement on Form S-1 (File No. 333-276670). On February 14, 2024, the closing of this offering was completed. At the closing, the purchasers prepaid the exercise price of the prefunded warrants in full. Therefore, the Company received total gross proceeds of $5,000,000. Pursuant to the placement agency agreement, Spartan received a cash transaction fee equal to 8% of the aggregate gross proceeds and reimbursement of certain out-of-pocket expenses. After deducting these and other offering expenses, the Company received net proceeds of approximately $4,335,000. During the six months ended June 30, 2024, the Company issued an aggregate of 174,126 common shares upon the exercise of prefunded warrants.

During the six months ended June 30, 2024, the Company issued an aggregate of 87,938 common shares upon the conversions of convertible promissory notes and accrued interest totaling $1,170,979.

During the six months ended June 30, 2024, the Company issued an aggregate of 10,123 common shares to the holders of the series A and B senior convertible preferred shares in settlement of $144,267 of accrued dividends. Pursuant to the series A and B senior convertible preferred shares designations, dividends payable in common shares shall be calculated based on a price equal to eighty percent (80%) of the volume weighted average price for the common shares on the Company’s principal trading market during the five (5) trading days immediately prior to the applicable dividend payment date.

During the six months ended June 30, 2024, the Company issued an aggregate of 36,530 common shares upon the conversion of an aggregate of 181,212 series A senior convertible preferred shares.

During the six months ended June 30, 2024, the Company issued an aggregate of 22,829 common shares upon the conversion of an aggregate of 91,567 series B senior convertible preferred shares.

Potential Common Stock Equivalents

As of June 30, 2024, there were 204,849,768 potential common share equivalents from series A and D senior convertible preferred shares, convertible notes, and warrants excluded from the diluted loss per share calculations as their effect is anti-dilutive.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

Warrants

Warrants Issued in Public Equity Offering

On February 14, 2024 (as described above), the Company closed on a securities purchase agreement with certain purchasers and a placement agency agreement with Spartan, pursuant to which the Company agreed to issue and sell to such purchasers prefunded warrants for the purchase of 244,161 common shares at an exercise price of $0.13 per common share.

The Company evaluated the prefunded warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the prefunded warrants and applicable authoritative guidance from ASC 480 and ASC 815-40. The Company determined the prefunded warrants issued failed the indexation guidance under ASC 815-40, specifically, the prefunded warrants provide for a Black-Scholes value calculation in the event of certain transactions (“Fundamental Transactions”), which includes a floor on volatility utilized in the value calculation at 100% or greater. The Company has determined that this provision introduces leverage to the holders of the warrants that could result in a value that would be greater than the settlement amount of a fixed-for-fixed option on the Company’s own equity shares. Accordingly, pursuant to ASC 815-40, the Company recorded the fair value of the warrants as a liability upon issuance and marked to market each reporting period in the Company’s condensed consolidated statement of operations until their exercise or expiration (see Note 9).

The fair value of the warrants deemed to be a liability, due to certain contingent put features, was determined using the Black-Scholes option pricing model, which was deemed to be an appropriate model due to the terms of the warrants issued, including a fixed term and exercise price. The assumptions used in the model were as follows: (i) dividend yield of 0%; (ii) expected volatility of 149.05%; (iii) risk-free interest rate of 4.86%; (iv) expected life of one year; (v) estimated fair value of the common shares of $25.35 per share; (vi) exercise price of $0.13.

Warrants Issued in Private Placement with 20% OID Promissory Note

On May 8, 2024, the Company issued five-year warrants for the purchase of 7,149 common shares at an adjusted exercise price of $34.97 per share (subject to standard adjustments as defined in the warrant agreement). Additionally, the Company issued a five-year warrant to the placement agent, Spartan, for the purchase of 572 common shares at an adjusted exercise price of $38.47 per share (subject to standard adjustments as defined in the warrant agreement). The warrants are exercisable at any time six months after the date of issuance.

The Company evaluated the warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants and applicable authoritative guidance from ASC 480 and ASC 815-40. The Company determined the warrants issued failed the indexation guidance under ASC 815-40, specifically, the warrants provide for a Black-Scholes value calculation in the event of certain transactions (“Fundamental Transactions”), which includes a floor on volatility utilized in the value calculation at 100% or greater. The Company has determined that this provision introduces leverage to the holders of the warrants that could result in a value that would be greater than the settlement amount of a fixed-for-fixed option on the Company’s own equity shares. Accordingly, pursuant to ASC 815-40, the Company recorded the fair value of the warrants as a liability upon issuance and marked to market each reporting period in the Company’s condensed consolidated statement of operations until their exercise or expiration (see Note 9). The warrants issued to the placement agent were classified as equity.

The fair value of the warrants deemed to be a liability, due to certain contingent put features, was determined using the Black-Scholes option pricing model, which was deemed to be an appropriate model due to the terms of the warrants issued, including a fixed term and exercise price. The assumptions used in the model were as follows: (i) dividend yield of 0%; (ii) expected volatility of 160.8%; (iii) risk-free interest rate of 4.5%; (iv) expected life of 5.5 years; (v) estimated fair value of the common shares of $31.20 per share; (vi) exercise price of $34.97.

The remaining proceeds were allocated to the placement agent warrants and note based on their relative fair value using the Black-Scholes option pricing model. The assumptions used in the model were as follows: (i) dividend yield of 0%; (ii) expected volatility of 160.8%; (iii) risk-free interest rate of 4.5%; (iv) expected life of 5.5 years; (v) estimated fair value of the common shares of $31.20 per share; (vi) exercise price of $38.47. The fair value of the placement agent warrants was $16,800, resulting in the amount allocated to the warrants, based on their relative fair value of $7,573, which was recorded as additional paid-in capital.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

Exercise Price Adjustments to Warrants

As a result of the issuance of common shares in the offering on February 14, 2024, the exercise price of certain of the Company’s outstanding warrants was adjusted to $0.13 pursuant to certain antidilution provisions of such warrants (down round feature). As a result, the Company recognized a deemed dividend of $1,000, which was calculated using a Black-Scholes pricing model.

Below is a table summarizing the changes in warrants outstanding during the six months ended June 30, 2024:

	Warrants	Weighted- Average Exercise Price
Outstanding at December 31, 2023	10,441	$285.01
Granted	251,882	1.21
Exercised/settled	(174,126)	(0.13)
Outstanding at June 30, 2024	88,197	$55.29
Exercisable at June 30, 2024	80,476	$57.21

As of June 30, 2024, the outstanding warrants have a weighted average remaining contractual life of 1.30 years and a total intrinsic value of $243,721.

NOTE 12—SUBSEQUENT EVENTS

OID Note Extensions

On July 10, 2024, the Company and the holders of the 20% OID subordinated promissory notes originally issued on August 11, 2023 (see Note 10) entered into amendments to the notes, pursuant to which the parties agreed to extend the maturity date of these notes to October 10, 2024. As additional consideration for the amendments, the Company agreed to increase the outstanding principal by 25% of the outstanding principal amounts of the notes as an amendment fee.

Private Placements of OID Promissory Note and Series D Preferred Shares

On July 3, 2024, the Borrowers and Breadcrumbs executed tranche No. 2 to the OID promissory note issued on June 28, 2024 (see Note 10) in the principal amount of $466,667 for total cash proceeds of $350,000. In connection with such tranche, the Company issued 1,376,599 series D senior convertible preferred shares to Breadcrumbs.

On July 16, 2024, the Borrowers and Breadcrumbs executed tranche No. 3 to the OID promissory note issued on June 28, 2024 (see Note 10) in the principal amount of $233,333 for total cash proceeds of $175,000. In connection with such tranche, the Company issued 688,298 series D senior convertible preferred shares Breadcrumbs.

On August 12, 2024, the Borrowers and Breadcrumbs executed tranche No. 4 to the OID promissory note issued on June 28, 2024 (see Note 10) in the principal amount of $466,667 for total cash proceeds of $350,000. In connection with such tranche, the Company issued 1,376,599 series D senior convertible preferred shares to Breadcrumbs.

ICU Eyewear Foreclosure Sale

The Company is a limited guarantor of an Amended and Restated Credit and Security Agreement (the “Loan Agreement”) that was entered into on September 11, 2023, between AB Lending SPV I LLC d/b/a Mountain Ridge Capital (the “ICU Lender”), ICU Eyewear, Inc. (“ICU Eyewear”), ICU Eyewear Holdings, Inc., and 1847 ICU Holdings Inc. (the “ICU Parties”). Pursuant to the Loan Agreement, the ICU Lender had a security interest in all the assets of ICU Eyewear. ICU Eyewear was in default under the Loan Agreement and, with the approval of the other ICU Parties, consented to a foreclosure by the ICU Lender and private sale of substantially all of its assets in an Article 9 sale process, pursuant to Section 9-610 of the Uniform Commercial Code as in effect in the State of New York and Section 9-610 of the Uniform Commercial Code as in effect in the State of California (the “Asset Sale”). On August 5, 2024, ICU Eyecare Solutions Inc. (“ICU Solutions”), an entity that is not affiliated with the Company, was the successful bidder of the Asset Sale with a cash bid of $4,250,000 (the “Purchase Price”). Pursuant to an agreement dated August 5, 2024 and in consideration for the Purchase Price, the ICU Lender having foreclosed on its security interest in all of the assets of ICU Eyewear then conveyed all of its rights, title, and interest in all of such assets to ICU Solutions.

In connection with the Asset Sale, the Company and the ICU Parties entered into a non-competition agreement pursuant to which the Company and each other ICU Party agreed that, from and after August 5, 2024 and ending on August 5, 2029, it will not own, manage, control, participate in, or in any manner engage in the sale at wholesale or retail of (i) eyewear products, including eyeglasses, sunglasses, reading glasses, frames for eyeglasses, sunglasses, and reading glasses, and (ii) eyewear accessories, including cases, chains, cords and lanyards.

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

On February 26, 2024, Asien’s entered into a general assignment, for the benefit of its creditors, with SG Service Co., LLC, or the Assignee. Pursuant to the Assignment Agreement, Asien’s transferred ownership of all or substantially all of its right, title, and interest in, as well as custody and control of, its assets to the Assignee in trust. Following the assignment, we retained no financial interest in Asien’s. Accordingly, the results of operations of Asien’s are reported as discontinued operations for the three and six months ended June 30, 2024 and 2023.

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

Recent Developments

OID Note Extension

On July 10, 2024, we and the holders of the 20% OID subordinated promissory notes originally issued on August 11, 2023, entered into amendments to the notes, pursuant to which the parties agreed to extend the maturity date of these notes to October 10, 2024. As additional consideration for the amendments, we agreed to increase the outstanding principal by 25% of the outstanding principal amounts of the notes as an amendment fee.

Private Placements of OID Promissory Note and Series D Preferred Shares

On June 28, 2024, our subsidiaries 1847 Cabinet, High Mountain, Innovative Cabinets and Kyle’s issued an original issue discount, or OID, promissory note in the principal amount of up to $2,472,000, to be advanced in one or more tranches, to Breadcrumbs Capital LLC, or the Lender. In connection with the issuance of the note, we entered into a memorandum of understanding with the Lender, pursuant to which we agreed to issue to the Lender upon the closing of each tranche under the note series D senior convertible preferred shares with a stated value equal to the principal amount of each such tranche.

On June 28, 2024, the parties executed tranche No. 1 in the principal amount of $666,667 for total cash proceeds of $475,000. In connection with such tranche, we issued 1,966,570 series D senior convertible preferred shares to the Lender.

On July 3, 2024, the parties executed tranche No. 2 in the principal amount of $466,667 for total cash proceeds of $350,000. In connection with such tranche, we issued 1,376,599 series D senior convertible preferred shares to the Lender.

On July 16, 2024, the parties executed tranche No. in the principal amount of $233,333 for total cash proceeds of $175,000. In connection with such tranche, we issued 688,298 series D senior convertible preferred shares to the Lender.

On August 12, 2024, the parties executed tranche No. 4 in the principal amount of $466,667 for total cash proceeds of $350,000. In connection with such tranche, we issued 1,376,599 series D senior convertible preferred shares to the Lender.

ICU Eyewear Foreclosure Sale

Our company is a limited guarantor of an Amended and Restated Credit and Security Agreement, or the Loan Agreement, that was entered into on September 11, 2023, between AB Lending SPV I LLC d/b/a Mountain Ridge Capital, or the Lender, ICU Eyewear and 1847 ICU. Pursuant to the Loan Agreement, the Lender had a security interest in all the assets of ICU Eyewear. ICU Eyewear was in default under the Loan Agreement and consented to a foreclosure by the Lender and private sale of substantially all of its assets in an Article 9 sale process, pursuant to Section 9-610 of the Uniform Commercial Code as in effect in the State of New York and Section 9-610 of the Uniform Commercial Code as in effect in the State of California (which we refer to as the Asset Sale). On August 5, 2024, ICU Eyecare Solutions Inc., an entity that is not affiliated with our company, was the successful bidder of the Asset Sale with a cash bid of $4,250,000. Pursuant to an agreement dated August 5, 2024 and in consideration for such purchase price, the Lender having foreclosed on its security interest in all of the assets of ICU Eyewear then conveyed all of its rights, title, and interest in all of such assets to ICU Solutions Inc.

In connection with the Asset Sale, we entered into a non-competition agreement pursuant to which we agreed that, from and after August 5, 2024 and ending on August 5, 2029, we will not own, manage, control, participate in, or in any manner engage in the sale at wholesale or retail of (i) eyewear products, including eyeglasses, sunglasses, reading glasses, frames for eyeglasses, sunglasses, and reading glasses, and (ii) eyewear accessories, including cases, chains, cords and lanyards.

Management Fees

On April 15, 2013, we and our manager entered into a management services agreement, pursuant to which we are required to pay our manager a quarterly management fee equal to 0.5% of our adjusted net assets for services performed (which we refer to as the parent management fee). The amount of the parent management fee with respect to any fiscal quarter is (i) reduced by the aggregate amount of any management fees received by our manager under any offsetting management services agreements with respect to such fiscal quarter, (ii) reduced (or increased) by the amount of any over-paid (or under-paid) parent management fees received by (or owed to) our manager as of the end of such fiscal quarter, and (iii) increased by the amount of any outstanding accrued and unpaid parent management fees. We did not expense any parent management fees for the three and six months ended June 30, 2024 and 2023.

Following the assignment of Asien’s assets to the Assignee in trust on February 26, 2024, our manager ceased to provide services to 1847 Asien for quarterly management fees. 1847 Asien expensed management fees of $0 and $75,000 for the three months ended June 30, 2024 and 2023, respectively, and $50,000 and $150,000 for the six months ended June 30, 2024 and 2023, respectively, which is included in discontinued operations.

On August 21, 2020, 1847 Cabinet entered into an offsetting management services agreement with our manager, which was amended on October 8, 2021. Pursuant to the amended management services agreement, our manager will provide certain services to 1847 Cabinet in exchange for a quarterly management fee. This fee will be the greater of $125,000 or 2% of adjusted net assets (as defined within the amended management services agreement). 1847 Cabinet expensed management fees of $125,000 for the three months ended June 30, 2024 and 2023 and $250,000 for the six months ended June 30, 2024 and 2023.

On March 30, 2021, 1847 Wolo entered into an offsetting management services agreement with our manager. Pursuant to the management services agreement, our manager will provide certain services to 1847 Wolo in exchange for a quarterly management fee. This fee will be the greater of $75,000 or 2% of adjusted net assets (as defined within the management services agreement). 1847 Wolo expensed management fees of $75,000 for the three months ended June 30, 2024 and 2023 and $150,000 for the six months ended June 30, 2024 and 2023.

On February 9, 2023, 1847 ICU entered into an offsetting management services agreement with our manager. Pursuant to the management services agreement, our manager will provide certain services to 1847 ICU in exchange for a quarterly management fee. This fee will be the greater of $75,000 or 2% of adjusted net assets (as defined within the management services agreement). 1847 ICU expensed management fees of $75,000 for the three months ended June 30, 2024 and 2023 and $150,000 and $75,000 for the six months ended June 30, 2024 and 2023, respectively.

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

On a consolidated basis, our company expensed total management fees from continued operations and discontinued operations of $275,000 and $0 for the three months ended June 30, 2024, respectively, and $275,000 and $75,000 for the three months ended June 30, 2023, respectively. Our company expensed total management fees from continued operations and discontinued operations of $550,000 and $50,000 for the six months ended June 30, 2024, respectively, and $475,000 and $150,000 for the six months ended June 30, 2023, respectively.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

The following table sets forth key components of our results of continued operations during the three months ended June 30, 2024 and 2023, both in dollars and as a percentage of our revenues.

	For the Three Months Ended June 30,
	2024		2023
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$15,501,359	100.0%	$17,362,093	100.0%
Operating expenses
Cost of revenues	8,757,513	56.5%	11,456,303	66.0%
Personnel	3,406,902	22.0%	2,942,810	16.9%
Depreciation and amortization	421,468	2.7%	572,194	3.3%
General and administrative	2,395,880	15.5%	2,350,155	13.5%
Professional fees	1,847,073	11.9%	485,901	2.8%
Impairment of goodwill and intangible assets	1,216,966	7.9%	-	-
Total operating expenses	18,045,802	116.4%	17,807,363	102.6%
Loss from operations	(2,544,443)	(16.4)%	(445,270)	(2.6)%
Other income (expense)
Other income	47,769	0.3%	18,696	0.1%
Loss on disposal of property and equipment	(13,815)	(0.1)%	-	-
Interest expense	(1,302,599)	(8.4)%	(1,231,341)	(7.1)%
Amortization of debt discounts	(2,929,336)	(18.9)%	(772,561)	(4.4)%
Loss on extinguishment of debt	(778,875)	(5.0)%	-	-
Gain on change in fair value of warrant liabilities	3,661,800	23.6%	-	-
Loss on change in fair value of derivative liabilities	(1,290,563)	(8.3)%	-	-
Total other expense	(2,605,619)	(16.8)%	(1,985,206)	(11.4)%
Net loss before income taxes	(5,150,062)	(33.2)%	(2,430,476)	(14.0)%
Income tax benefit (expense)	243,250	1.6%	(931,321)	(5.4)%
Net loss	$(4,906,812)	(31.7)%	$(3,361,797)	(19.4)%

Revenues. Our total revenues were $15,501,359 for the three months ended June 30, 2024, as compared to $17,362,093 for the three months ended June 30, 2023.

The retail and eyewear segment generates revenue through sales of eyewear products, including non-prescription reading glasses, sunglasses, blue light blocking eyewear, sun readers and outdoor specialty sunglasses. Revenues from the retail and eyewear segment decreased by $1,417,160, or 31.5%, to $3,076,901 for the three months ended June 30, 2024 from $4,494,061 for the three months ended June 30, 2023. The decline in revenues was primarily attributed to supply chain delays with manufacturers and decreased customer demand.

The construction segment generates revenue through the sale of finished carpentry products and services, including doors, door frames, base boards, crown molding, cabinetry, bathroom sinks and cabinets, bookcases, built-in closets, and fireplace mantles, among others, as well as kitchen countertops. Revenues from the construction segment decreased by $182,524, or 1.6%, to $11,321,371 for the three months ended June 30, 2024 from $11,503,895 for the three months ended June 30, 2023. The decrease in revenues was primarily attributed to skilled labor shortages and supply chain delays within cabinetry projects.

The automotive supplies segment generates revenue through the design and sale of horn and safety products (electric, air, truck, marine, motorcycle and industrial equipment), including vehicle emergency and safety warning lights for cars, trucks, industrial equipment and emergency vehicles. Revenues from the automotive supplies segment decreased by $261,050, or 19.1%, to $1,103,087 for the three months ended June 30, 2024 from $1,364,137 for the three months ended June 30, 2023. The decline in revenues was primarily attributed to inventory challenges within the supply chain to meet customer demands.

Cost of revenues. Our total cost of revenues was $8,757,513 for the three months ended June 30, 2024, as compared to $11,456,303 for the three months ended June 30, 2023.

Cost of revenues for the retail and eyewear segment consists of the costs of purchased finished goods plus freight and tariff costs. Cost of revenues for the retail and eyewear segment decreased by $2,008,943, or 58.6%, to $1,421,597 for the three months ended June 30, 2024 from $3,430,540 for the three months ended June 30, 2023. Such decrease was primarily attributed to the corresponding decrease in revenues and fulfillment costs. As a percentage of retail and eyewear revenues, cost of revenues for the retail and eyewear segment was 46.2% and 76.3% for the three months ended June 30, 2024 and 2023, respectively.

Cost of revenues for the construction segment consists of finished goods, lumber, hardware and materials and plus direct labor and related costs, net of any material discounts from vendors. Cost of revenues for the construction segment decreased by $589,226, or 8.2%, to $6,611,425 for the three months ended June 30, 2024 from $7,200,651 for the three months ended June 30, 2023. Such decrease was primarily attributed to the corresponding decrease in revenues and improved supply chain negotiations leading to better pricing and more efficient procurement. As a percentage of construction revenues, cost of revenues for the construction segment was 58.4% and 62.6% for the three months ended June 30, 2024 and 2023, respectively.

Cost of revenues for the automotive supplies segment consists of the costs of purchased finished goods plus freight and tariff costs. Cost of revenues for the automotive supplies segment decreased by $100,621, or 12.2%, to $724,491 for the three months ended June 30, 2024 from $825,112 for the three months ended June 30, 2023. Such decrease was primarily attributed to the corresponding decrease in revenues, offset by increased product costs. As a percentage of automotive supplies revenues, cost of revenues for the automotive supplies segment was 65.7% and 60.5% for the three months ended June 30, 2024 and 2023, respectively.

Personnel costs. Personnel costs include employee salaries and bonuses plus related payroll taxes. It also includes health insurance premiums, 401(k) contributions, and training costs. Our total personnel costs were $3,406,902 for the three months ended June 30, 2024, as compared to $2,942,810 for the three months ended June 30, 2023.

Personnel costs for the retail and eyewear segment decreased by $191,673, or 24.2%, to $600,763 for the three months ended June 30, 2024 from $792,436 for the three months ended June 30, 2023. Such decrease was primarily attributed to the corresponding decrease in revenues, offset by the implementation of revised compensation policies aimed at enhancing cost efficiency. As a percentage of retail and eyewear revenue, personnel costs for the retail and eyewear segment were 19.5% and 17.6% for the three months ended June 30, 2024 and 2023, respectively.

Personnel costs for the construction segment increased by $569,991, or 32.4%, to $2,329,306 for the three months ended June 30, 2024 from $1,759,315 for the three months ended June 30, 2023. Such increase was primarily attributed to increased employee headcount and corporate wage allocations. As a percentage of construction revenue, personnel costs for the construction segment were 20.6% and 15.3% for the three months ended June 30, 2024 and 2023, respectively.

Personnel costs for the automotive supplies segment decreased by $11,828, or 5.1%, to $219,381 for the three months ended June 30, 2024 from $231,209 for the three months ended June 30, 2023. Such decrease was primarily attributed to the corresponding decrease in revenues, offset by the implementation of revised compensation policies aimed at enhancing cost efficiency. As a percentage of automotive supplies revenue, personnel costs for the automotive supplies segment were 19.9% and 16.9% for the three months ended June 30, 2024 and 2023, respectively.

Personnel costs for our holding company increased by $97,602, or 61.1%, to $257,452 for the three months ended June 30, 2024 from $159,850 for the three months ended June 30, 2023. Such increase was primarily attributed to accrued management bonuses and wages.

Depreciation and amortization. Our total depreciation and amortization expense decreased by $150,726, or 26.3%, to $421,468 for the three months ended June 30, 2024 from $572,194 for the three months ended June 30, 2023. Such decrease was primarily as a result of the impairment of intangible assets during the current and prior periods.

General and administrative expenses. Our general and administrative expenses consist primarily of insurance expense, rent expense, management fees, advertising, bank fees, bad debt allowances, and other general expenses incurred in connection with general operations. Our total general and administrative expenses were $2,395,880 for the three months ended June 30, 2024, as compared to $2,350,155 for the three months ended June 30, 2023.

General and administrative expenses for the retail and eyewear segment decreased by $778, or 0.1%, to $579,999 for the three months ended June 30, 2024 from $580,777 for the three months ended June 30, 2023. General and administrative costs remained consistent period over period. As a percentage of retail and eyewear revenue, general and administrative expenses for the retail and eyewear segment were 18.9% and 12.9% for the three months ended June 30, 2024 and 2023, respectively.

General and administrative expenses for the construction segment decreased by $115,804, or 8.2%, to $1,304,869 for the three months ended June 30, 2024 from $1,420,673 for the three months ended June 30, 2023. Such decrease was primarily attributed to decreased revenues and office expenditures. As a percentage of construction revenue, general and administrative expenses for the construction segment were 11.5% and 12.3% for the three months ended June 30, 2024 and 2023, respectively.

General and administrative expenses for the automotive supplies segment increased by $2,204, or 1.0%, to $215,116 for the three months ended June 30, 2024 from $212,912 for the three months ended June 30, 2023. Such increase was primarily attributed to increased office expenditures and insurance costs, offset by decreased rent expense. As a percentage of automotive supplies revenue, general and administrative expenses for the automotive supplies segment were 19.5% and 15.6% for the three months ended June 30, 2024 and 2023, respectively.

General and administrative expenses for our holding company increased by $160,103, or 117.9%, to $295,896 for the three months ended June 30, 2024 from $135,793 for the three months ended June 30, 2023. Such increase was primarily attributed to increased insurance expenses and board fees.

Professional fees. Our total professional fees were $1,847,073 for the three months ended June 30, 2024, as compared to $485,901 for the three months ended June 30, 2023.

Professional fees for the retail and eyewear segment increased by $276,298, or 236.4%, to $393,153 for the three months ended June 30, 2024 from $116,855 for the three months ended June 30, 2023. Such increase was primarily attributed to increased consulting fees and shared service costs. As a percentage of retail and eyewear revenue, professional fees for the retail and eyewear segment were 12.8% and 2.6% for the three months ended June 30, 2024 and 2023, respectively.

Professional fees for the construction segment increased by $31,620, or 74.1%, to $74,294 for the three months ended June 30, 2024 from $42,674 for the three months ended June 30, 2023. Such increase was primarily attributed to increased consulting fees. As a percentage of construction revenue, professional fees for the construction segment were 0.7% and 0.4% for the three months ended June 30, 2024 and 2023, respectively.

Professional fees for the automotive supplies segment increased by $43,386, or 85.5%, to $94,113 for the three months ended June 30, 2024 from $50,727 for the three months ended June 30, 2023. Such increase was primarily attributed to increased consulting fees. As a percentage of automotive supplies revenue, professional fees for the automotive supplies segment were 8.5% and 3.7% for the three months ended June 30, 2024 and 2023, respectively.

Professional fees for our holding company increased by $1,009,868, or 366.4%, to $1,285,513 for the three months ended June 30, 2024 from $275,645 for the three months ended June 30, 2023. Such increase was primarily attributed to increased consulting fees, investor relations, and other public company related fees.

Impairment of goodwill and intangible assets. For the three months ended June 30, 2024, we recorded goodwill impairments of $757,283 and intangible asset impairments of $459,683, as compared to no impairments for the three months ended June 30, 2023.

Total other income (expense). We had total other expense, net of $2,605,619 for the three months ended June 30, 2024, as compared to $1,985,206 for the three months ended June 30, 2023. Other expense, net, for the three months ended June 30, 2024 consisted of interest expense of $1,302,599, amortization of debt discounts of $2,929,336, loss on extinguishment of debt of $778,875, loss on change in fair value of derivative liabilities of $1,290,563, and a loss on disposal of property of equipment of $13,815, offset by a gain on change in fair value of warrant liabilities of $3,661,800 and other income of $47,769. Other expense, net, for the three months ended June 30, 2023, consisted of interest expense of $1,231,341 and amortization of debt discounts of $772,561, offset by other income of $18,696.

Income tax benefit (expense).  We had an income tax benefit of $243,250 and an income tax expense of $931,321 for the three months ended June 30, 2024 and 2023, respectively.

Net loss from continuing operations. As a result of the cumulative effect of the factors described above, we had a net loss of $4,906,812 for the three months ended June 30, 2024, as compared to $3,361,797 for the three months ended June 30, 2023.

Comparison of the Six Months Ended June 30, 2024 and 2023

The following table sets forth key components of our results of continued operations during the six months ended June 30, 2024 and 2023, both in dollars and as a percentage of our revenues.

	For the Six Months Ended June 30,
	2024		2023
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$30,414,856	100.0%	$30,327,696	100.0%
Operating expenses
Cost of revenues	18,083,074	59.5%	19,488,597	64.3%
Personnel	6,522,258	21.4%	5,416,230	17.9%
Depreciation and amortization	845,930	2.8%	1,099,200	3.6%
General and administrative	4,528,480	14.9%	3,851,794	12.7%
Professional fees	4,872,222	16.0%	873,722	2.9%
Impairment of goodwill and intangible assets	1,216,966	4.0%	-	-
Total operating expenses	36,068,930	118.6%	30,729,543	101.3%
Loss from operations	(5,654,074)	(18.6)%	(401,847)	(1.3)%
Other income (expense)
Other income	27,837	0.1%	51,594	0.2%
Loss on disposal of property and equipment	(13,815)	(0.0)%	-	-
Interest expense	(2,619,489)	(8.6)%	(2,610,777)	(8.6)%
Amortization of debt discounts	(6,604,925)	(21.7)%	(1,185,211)	(3.9)%
Loss on extinguishment of debt	(1,200,750)	(3.9)%	-	-
Gain on change in fair value of warrant liabilities	1,759,600	5.8%	-	-
Loss on change in fair value of derivative liabilities	(1,903,025)	(6.3)%	-	-
Preliminary gain on bargain purchase	-	-	2,639,861	8.7%
Total other expense	(10,554,567)	(34.7)%	(1,104,533)	(3.6)%
Net loss before income taxes	(16,208,641)	(53.3)%	(1,506,380)	(5.0)%
Income tax benefit (expense)	145,250	0.5%	(703,321)	(2.3)%
Net loss	$(16,063,391)	(52.8)%	$(2,209,701)	(7.3)%

Revenues. Our total revenues were $30,414,856 for the six months ended June 30, 2024, as compared to $30,327,696 for the six months ended June 30, 2023.

Revenues from the retail and eyewear segment were $6,973,068 for the six months ended June 30, 2024 and $7,286,773 for the period from February 9, 2023 (date of acquisition) to June 30, 2023.

Revenues from the construction segment increased by $143,720, or 0.7%, to $20,560,340 for the six months ended June 30, 2024 from $20,416,620 for the six months ended June 30, 2023. The increase in revenues was primarily attributed to an increase in new multi-family projects and an increase in the average customer contract value.

Revenues from the automotive supplies segment increased by $257,145, or 9.8%, to $2,881,448 for the six months ended June 30, 2024 from $2,624,303 for the six months ended June 30, 2023. The increase in revenues was primarily attributed to an improved supply chain with manufacturers, although inventory challenges within the supply chain to meet customer demands persist.

Cost of revenues. Our total cost of revenues was $18,083,074 for the six months ended June 30, 2024, as compared to $19,488,597 for the six months ended June 30, 2023.

Cost of revenues for the retail and eyewear segment were $4,420,530, or 63.4% of retail and eyewear revenues, for the six months ended June 30, 2024 and $5,377,551, or 73.8% of retail and eyewear revenues, for the period from February 9, 2023 (date of acquisition) to June 30, 2023.

Cost of revenues for the construction segment decreased by $805,987, or 6.4%, to $11,769,691 for the six months ended June 30, 2024 from $12,575,678 for the six months ended June 30, 2023. Such decrease was primarily attributed improved supply chain negotiations leading to better pricing and more efficient procurement, offset an increase in revenues. As a percentage of construction revenues, cost of revenues for the construction segment was 57.2% and 61.6% for the six months ended June 30, 2024 and 2023, respectively.

Cost of revenues for the automotive supplies segment increased by $357,485, or 23.3%, to $1,892,853 for the six months ended June 30, 2024 from $1,535,368 for the six months ended June 30, 2023. Such increase was primarily attributed to the corresponding increase in revenues, offset by increased product costs. As a percentage of automotive supplies revenues, cost of revenues for the automotive supplies segment was 65.7% and 58.5% for the six months ended June 30, 2024 and 2023, respectively.

Personnel costs. Our total personnel costs were $6,522,258 for the six months ended June 30, 2024, as compared to $5,416,230 for the six months ended June 30, 2023.

Personnel costs for the retail and eyewear segment were $1,253,954, or 18.0% of retail and eyewear revenues, for the six months ended June 30, 2024 and $1,319,511, or 18.1% of retail and eyewear revenues, for the period from February 9, 2023 (date of acquisition) to June 30, 2023.

Personnel costs for the construction segment increased by $728,448, or 22.0%, to $4,045,499 for the six months ended June 30, 2024 from $3,317,051 for the six months ended June 30, 2023. Such increase was primarily attributed to increased employee headcount as a result of increased revenues and corporate wage allocations. As a percentage of construction revenue, personnel costs for the construction segment were 19.7% and 16.2% for the six months ended June 30, 2024 and 2023, respectively.

Personnel costs for the automotive supplies segment decreased by $10,016, or 2.0%, to $482,113 for the six months ended June 30, 2024 from $492,129 for the six months ended June 30, 2023. Personnel costs remained consistent period over period. As a percentage of automotive supplies revenue, personnel costs for the automotive supplies segment were 16.7% and 18.8% for the six months ended June 30, 2024 and 2023, respectively.

Personnel costs for our holding company increased by $453,153, or 157.6%, to $740,692 for the six months ended June 30, 2024 from $287,539 for the six months ended June 30, 2023. Such increase was primarily attributed to accrued management bonuses and wages.

Depreciation and amortization. Our total depreciation and amortization expense decreased by $253,270, or 23.0%, to $845,930 for the six months ended June 30, 2024 from $1,099,200 for the six months ended June 30, 2023. Such decrease was primarily as a result of the impairment of intangible assets during the current and prior periods.

General and administrative expenses. Our total general and administrative expenses were $4,528,480 for the six months ended June 30, 2024, as compared to $3,851,794 for the six months ended June 30, 2023.

General and administrative expenses for the retail and eyewear segment were $992,971, or 14.2% of retail and eyewear revenues, for the six months ended June 30, 2024 and $681,087, or 9.3% of retail and eyewear revenues, for the period from February 9, 2023 (date of acquisition) to June 30, 2023.

General and administrative expenses for the construction segment increased by $207,631, or 9.0%, to $2,526,030 for the six months ended June 30, 2024 from $2,318,399 for the six months ended June 30, 2023. Such increase was primarily attributed to increased revenues, along with increases in rent and office expenditures. As a percentage of construction revenue, general and administrative expenses for the construction segment were 12.3% and 11.4% for the six months ended June 30, 2024 and 2023, respectively.

General and administrative expenses for the automotive supplies segment increased by $3,453, or 0.8%, to $463,512 for the six months ended June 30, 2024 from $460,059 for the six months ended June 30, 2023. General and administrative costs remained consistent period over period. As a percentage of automotive supplies revenue, general and administrative expenses for the automotive supplies segment were 16.1% and 17.5% for the six months ended June 30, 2024 and 2023, respectively.

General and administrative expenses for our holding company increased by $153,718, or 39.2%, to $545,967 for the six months ended June 30, 2024 from $392,249 for the six months ended June 30, 2023. Such increase was primarily attributed to increased insurance expenses and board fees.

Professional fees. Our total professional fees were $4,872,222 for the six months ended June 30, 2024, as compared to $873,722 for the six months ended June 30, 2023.

Professional fees for the retail and eyewear segment were $625,333, or 9.0% of retail and eyewear revenues, for the six months ended June 30, 2024 and $194,348, or 2.7% of retail and eyewear revenues, for the period from February 9, 2023 (date of acquisition) to June 30, 2023.

Professional fees for the construction segment increased by $21,196, or 17.8%, to $140,021 for the six months ended June 30, 2024 from $118,825 for the six months ended June 30, 2023. Such increase was primarily attributed to increased consulting fees. As a percentage of construction revenue, professional fees for the construction segment were 0.7% and 0.6% for the six months ended June 30, 2024 and 2023, respectively.

Professional fees for the automotive supplies segment increased by $74,136, or 68.6%, to $182,134 for the six months ended June 30, 2024 from $107,998 for the six months ended June 30, 2023. Such increase was primarily attributed to increased consulting fees. As a percentage of automotive supplies revenue, professional fees for the automotive supplies segment were 6.3% and 4.1% for the six months ended June 30, 2024 and 2023, respectively.

Professional fees for our holding company increased by $3,472,183, or 767.2%, to $3,924,734 for the six months ended June 30, 2024 from $452,551 for the six months ended June 30, 2023. Such increase was primarily attributed to increased consulting fees, investor relations, and other public company related fees. Additionally, during the period, we prepaid $2.5 million in non-recurring consulting and investor relations fees using the proceeds from the public offering described below. Of this amount, $2.4 million was expensed to professional fees for the six months ended June 30, 2024.

Impairment of goodwill and intangible assets. For the six months ended June 30, 2024, we recorded goodwill impairments of $757,283 and intangible asset impairments of $459,683, as compared to no impairments for the six months ended June 30, 2023.

Total other income (expense). We had total other expense, net of $10,554,567 for the six months ended June 30, 2024, as compared to $1,104,533 for the six months ended June 30, 2023. Other expense, net, for the six months ended June 30, 2024 consisted of interest expense of $2,619,489, amortization of debt discounts of $6,604,925, loss on extinguishment of debt of $1,200,750, loss on change in fair value of derivative liabilities of $1,903,025, and a loss on disposal of property of equipment of $13,815, offset by a gain on change in fair value of warrant liabilities of $1,759,600 and other income of $27,837. Other expense, net, for the six months ended June 30, 2023, consisted of interest expense of $2,610,777 and amortization of debt discounts of $1,185,211, offset by a preliminary gain on bargain purchase of $2,639,861 related to the acquisition of ICU Eyewear and other income of $51,594.

Income tax benefit (expense). We had an income tax benefit of $145,250 and an income tax expense of $703,321 for the six months ended June 30, 2024 and 2023, respectively.

Net loss from continuing operations. As a result of the cumulative effect of the factors described above, we had a net loss of $16,063,391 for the six months ended June 30, 2024, as compared to $2,209,701 for the six months ended June 30, 2023.

Liquidity and Capital Resources

As of June 30, 2024, we had cash and cash equivalents of $800,989. To date, we have financed our operations primarily through revenue generated from operations, cash proceeds from financing activities, borrowings, and equity contributions by our shareholders.

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

The last occurrence of profit allocation distribution to our manager by our company was during the fourth quarter of 2020, concurrent with the spin-off of a former subsidiary. Following the profit allocation distribution to our manager, our board of directors identified a need to adjust the distribution to our manager, which resulted in the recognition of a $2 million distribution receivable from our manager within shareholders’ equity, with repayment anticipated upon the occurrence of the next qualified profit allocation distribution event.

On April 23, 2024, we and our manager entered into a letter agreement regarding the timing of payment of the distribution receivable, pursuant to which the parties agreed to treat the distribution receivable as a $2,000,000, plus interest accrued thereon at a non-compounding rate equal to the applicable federal rate, unqualified obligation of our manager to be repaid as a credit against all future profit allocations resulting from both a sale event and a holding event payable to our manager, all until the distribution receivable is fully paid, provided that, if the distribution receivable is not fully paid by the application of such credit or otherwise by the first to occur of (i) December 31, 2024 and (ii) the date of the sale of all or substantially all the assets (in a transaction of any form) or the liquidation, dissolution or winding up, voluntary or involuntary, of either party, then upon such date the unpaid balance shall be immediately due, payable and paid by our manager.

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

Summary of Cash Flow

The following table provides detailed information about our net cash flows from continuing operations for the periods indicated:

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(3,897,532)	$(2,428,145)
Net cash used in investing activities	-	(3,895,670)
Net cash provided by financing activities	3,966,577	5,938,520
Net change in cash and cash equivalents	69,045	(385,295)
Cash and cash equivalents at the beginning of period	731,944	868,944
Cash and cash equivalents at the end of period	$800,989	$483,649

Net cash used in operating activities was $3,897,532 for the six months ended June 30, 2024, as compared to $2,428,145 for the six months ended June 30, 2023. Significant factors affecting the increase in net cash used in operating activities were primarily a result of the net loss during the six months ended June 30, 2024, decreased contract liabilities, inventories and prepaid expenses, partially offset by decreased receivables and prepaid expenses, and increased account payable and accrued expenses.

Net cash used in investing activities was $0 for the six months ended June 30, 2024, as compared to $3,895,670 for the six months ended June 30, 2023. The decrease in the net cash used in investing activities was primarily a result of the cash paid for the acquisition of ICU Eyewear during the six months ended June 30, 2023.

Net cash provided by financing activities was $3,966,577 for the six months ended June 30, 2024, as compared to $5,938,520 for the six months ended June 30, 2023. The decrease in the net cash provided by financing activities was primarily a result of decreased proceeds in private placements and revolving loans, increased debt repayments, offset by increased proceeds from public offerings.

Public Offering

On February 9, 2024, we entered into a securities purchase agreement with certain purchasers and a placement agency agreement with Spartan Capital Securities, LLC, or Spartan, pursuant to which we agreed to issue and sell to such purchasers an aggregate of 140,457 common shares and prefunded warrants for the purchase of 244,161 common shares at an offering price of $13.00 per common share and $12.87 per prefunded warrant, pursuant to our effective registration statement on Form S-1 (File No. 333-276670). On February 14, 2024, the closing of this offering was completed. At the closing, the purchasers prepaid the exercise price of the prefunded warrants in full. Therefore, we received total gross proceeds of $5,000,000. Pursuant to the placement agency agreement, Spartan received a cash transaction fee equal to 8% of the aggregate gross proceeds and reimbursement of certain out-of-pocket expenses. After deducting these and other offering expenses, we received net proceeds of approximately $4,335,000. During the six months ended June 30, 2024, we issued an aggregate of 174,126 common shares upon the exercise of prefunded warrants.

Debt

The following table shows aggregate figures for our total debt that is coming due in the short and long term as of June 30, 2024. For a complete description of the terms of our outstanding debt, please see Note 10 to our condensed consolidated financial statements above and Notes 10, 12, 13 and 14 to our consolidated financial statements for the years ended December 31, 2023 and 2022 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the Securities and Exchange Commission, or the SEC, on April 25, 2024.

	Short-Term	Long-Term	Total Debt
Notes Payable
Vehicle loans	$85,972	$213,663	$299,635
6% Amortizing promissory note	562,411	-	562,411
6% Subordinated promissory note	500,000	-	500,000
Purchase and sale of future revenues loan	786,000	-	786,000
12% subordinated promissory note for services	500,000	-	500,000
20% OID subordinated promissory notes	6,906,250	-	6,906,250
25% OID subordinated promissory note	666,667	-	666,667
Total notes payable	10,007,300	213,663	10,220,963
Less: debt discounts	(1,127,258)	-	(1,127,258)
Total notes payable, net	8,880,042	213,663	9,093,705

Related Party Notes Payable
Related party promissory note	578,290	-	578,290

Convertible Notes Payable
Secured convertible promissory notes	-	24,110,000	24,110,000
6% subordinated convertible promissory notes	2,520,346	-	2,520,346
Promissory notes issued in private placements	724,281	-	724,281
Total convertible notes payable	3,244,627	24,110,000	27,354,627
Less: debt discounts	(46,396)	(1,463,312)	(1,509,708)
Total convertible notes payable, net	3,198,231	22,646,688	25,844,919

Revolving Line of Credit
Revolving loan	3,691,558	-	3,691,558
Less: debt discounts	-	-	-
Total revolving line of credit	3,691,558	-	3,691,558

Finance Leases
Financing leases	177,030	515,490	692,520

Combined total debt	$17,698,805	$24,839,153	$42,537,958
Less: combined debt discounts	(1,173,654)	(1,463,312)	(2,636,966)
Combined total debt, net	$16,525,151	$23,375,841	$39,900,992

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. As a result of this evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective due to the material weaknesses described below. Notwithstanding the identified material weaknesses, management, including our chief executive officer and chief financial officer, believes the consolidated financial statements included in this report fairly represent, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with GAAP.

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

During its evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2024, our management identified the following material weaknesses:

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

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, our management has identified the steps necessary to address the material weaknesses, and in the second quarter of 2024, we continued to implement the following remedial procedures:

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

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during the second quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Except as set forth below, we have not sold any equity securities during the three months ended June 30, 2024 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

On June 28, 2024, our subsidiaries 1847 Cabinet, High Mountain, Innovative Cabinets and Kyle’s issued an original issue discount, or OID, promissory note in the principal amount of up to $2,472,000, to be advanced in one or more tranches, to the Lender. In connection with the issuance of the note, we entered into a memorandum of understanding with the Lender, pursuant to which we agreed to issue to the Lender upon the closing of each tranche under the note series D senior convertible preferred shares with a stated value equal to the principal amount of each such tranche. On June 28, 2024, the parties executed tranche No. 1 in the principal amount of $666,667 for total cash proceeds of $475,000. In connection with such tranche, we issued 1,966,570 series D senior convertible preferred shares to the Lender.

We did not repurchase any of our common shares during the three months ended June 30, 2024.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description of Exhibit
3.1	Certificate of Formation of 1847 Holdings LLC (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed on February 7, 2014)
3.2	Second Amended and Restated Operating Agreement of 1847 Holdings LLC, dated January 19, 2018 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 22, 2018)
3.3	Amendment No. 1 to Second Amended and Restated Operating Agreement (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 11, 2021)
3.4	Amendment No. 2 to Second Amended and Restated Operating Agreement of 1847 Holdings LLC, dated October 16, 2023 (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed on October 16, 2023)
3.5	Amendment No. 3 to Second Amended and Restated Operating Agreement of 1847 Holdings LLC, dated December 19, 2023 (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-1 filed on January 24, 2024)
4.1	Amended and Restated Share Designation of Series A Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on April 1, 2021)
4.2	Amendment No. 1 to Amended and Restated Share Designation of Series A Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on October 5, 2021)
4.3	Share Designation of Series D Senior Convertible Preferred Shares
4.4	Form of Common Share Purchase Warrant issued by 1847 Holdings LLC on May 8, 2024 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on May 14, 2024)
4.5	Common Share Purchase Warrant issued by 1847 Holdings LLC to Spartan Capital Securities, LLC on May 8, 2024 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on May 14, 2024)
4.6	Form of Pre-Funded Common Share Purchase Warrant, dated February 14, 2024 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on February 15, 2024)
4.7	Warrant Agency Agreement, dated August 11, 2023, between 1847 Holdings LLC and VStock Transfer, LLC and Form of Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 14, 2023)
4.8	Common Share Purchase Warrant issued by 1847 Holdings LLC to Spartan Capital Securities, LLC on August 11, 2023 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on August 14, 2023)
4.9	Common Share Purchase Warrant issued by 1847 Holdings LLC to J.H. Darbie & Co., Inc. on February 22, 2023 (incorporated by reference to Exhibit 4.6 to Amendment No. 1 to Registration Statement on Form S-3 filed on April 28, 2023)
4.10	Common Share Purchase Warrant issued by 1847 Holdings LLC to J.H. Darbie & Co., Inc. on February 9, 2023 (incorporated by reference to Exhibit 4.10 to Amendment No. 1 to Registration Statement on Form S-3 filed on April 28, 2023)
4.11	Common Share Purchase Warrant issued by 1847 Holdings LLC to J.H. Darbie & Co., Inc. on February 3, 2023 (incorporated by reference to Exhibit 4.13 to Amendment No. 1 to Registration Statement on Form S-3 filed on April 28, 2023)
4.12	Warrant Agent Agreement, dated January 3, 2023, between 1847 Holdings LLC and VStock Transfer, LLC and form of Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on January 9, 2023)
4.13	Common Share Purchase Warrant issued to Craft Capital Management LLC on August 5, 2022 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 8, 2022)
4.14	Common Share Purchase Warrant issued to R.F. Lafferty & Co. Inc. on August 5, 2022 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on August 8, 2022)
4.15	Warrant for Common Shares issued by 1847 Holdings LLC to J.H. Darbie & Co., Inc. on July 8, 2022 (incorporated by reference to Exhibit 4.18 to the Registration Statement on Form S-3 filed on February 1, 2023)
4.16	Warrant for Common Shares issued by 1847 Holdings LLC to Leonite Capital LLC on October 8, 2021 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on October 13, 2021)

10.1	Promissory Note issued by 1847 Cabinets Inc., High Mountain Door & Trim Inc., Sierra Homes, LLC d/b/a Innovative Cabinets & Design and Kyle’s Custom Wood Shop, Inc. to Breadcrumbs Capital LLC on June 28, 2024
10.2	Security Agreement, dated June 28, 2024, among 1847 Cabinets Inc., High Mountain Door & Trim Inc., Sierra Homes, LLC d/b/a Innovative Cabinets & Design, Kyle’s Custom Wood Shop, Inc. and Breadcrumbs Capital LLC
10.3	Assignment and Assumption of Accounts Receivable Agreement, dated June 28, 2024, among 1847 Cabinets Inc., High Mountain Door & Trim Inc., Sierra Homes, LLC d/b/a Innovative Cabinets & Design, Kyle’s Custom Wood Shop, Inc. and Breadcrumbs Capital LLC
10.4	Memorandum of Understanding, dated June 28, 2024, between 1847 Holdings LLC and Breadcrumbs Capital LLC
10.5	Securities Purchase Agreement, dated May 9, 2024, between 1847 Holdings LLC and Leonite Capital LLC
10.6	Promissory Note issued by 1847 Holdings LLC to Leonite Capital LLC on May 9, 2024
10.7	Memorandum of Understanding, dated May 9, 2024, between 1847 Holdings LLC and Leonite Capital LLC
10.8	Form of Securities Purchase Agreement, dated May 8, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 14, 2024)
10.9	Form of Registration Rights Agreement, dated May 8, 2024 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 14, 2024)
10.10	Form of 20% OID Subordinated Promissory Note, dated May 8, 2024 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on May 14, 2024)
10.11	Form of Note Extension Agreement for 20% OID Subordinated Promissory Note, dated July 10, 2024
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 19, 2024	1847 HOLDINGS LLC

/s/ Ellery W. Roberts
Name: Ellery W. Roberts
Title: Chief Executive Officer
(Principal Executive Officer)

/s/ Vernice L. Howard
Name: Vernice L. Howard
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)