Form 10-Q
period 2024-09-30
1847 Holdings LLC
filed 2024-11-19
CIK 1599407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2024

or

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

As of November 15, 2024, there were 16,425,578 common shares of the registrant issued and outstanding.

1847 HOLDINGS LLC

Quarterly Report on Form 10-Q

Period Ended September 30, 2024

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

1847 HOLDINGS LLC

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
ASSETS	(Unaudited)

Current Assets
Cash and cash equivalents	$1,517,191	$673,445
Restricted cash	8,700,000	-
Receivables, net	1,828,116	1,697,635
Contract assets	57,852	80,398
Inventories, net	684,895	1,395,026
Prepaid expenses and other current assets	703,059	771,364
Current assets of discontinued operations	-	14,096,764
Total Current Assets	13,491,113	18,714,632

Property and equipment, net	743,235	1,062,327
Operating lease right-of-use assets	594,738	907,748
Long-term deposits	49,535	49,535
Intangible assets, net	2,017,091	2,205,323
Goodwill	-	679,175
Non-current assets of discontinued operations	-	15,749,457
TOTAL ASSETS	$16,895,712	$39,368,197

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$4,957,013	$3,971,797
Contract liabilities	427,894	2,288,868
Due to related parties	193,762	193,762
Current portion of operating lease liabilities	436,253	435,280
Current portion of finance lease liabilities	179,489	172,152
Current portion of notes payable, net	11,288,901	2,481,783
Current portion of convertible notes payable, net	724,281	2,418,275
Related party note payable	578,290	578,290
Derivative liabilities	544,000	1,389,203
Warrant liabilities	9,900	-
Current liabilities of discontinued operations	-	14,209,813
Total Current Liabilities	19,339,783	28,139,223

Operating lease liabilities, net of current portion	198,747	523,768
Finance lease liabilities, net of current portion	470,245	605,242
Notes payable, net of current portion	9,700	24,245
Convertible notes payable, net of current portion	22,790,057	23,052,078
Deferred tax liability, net	360,000	409,000
Non-current liabilities of discontinued operations	-	6,655,330
TOTAL LIABILITIES	43,168,532	59,408,886

Shareholders’ Deficit
Series A senior convertible preferred shares, no par value, 4,450,460 shares designated; 50,592 and 226,667 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	39,877	190,377
Series B senior convertible preferred shares, no par value, 583,334 shares designated; 0 and 91,567 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	-	240,499
Series C senior convertible preferred shares, no par value, 83,603 shares designated; 83,603 and 0 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	214,900	-
Series D senior convertible preferred shares, no par value, 7,292,036 shares designated; 6,293,022 and 0 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	600,100	-
Allocation shares, 1,000 shares authorized; 1,000 shares issued and outstanding as of September 30, 2024 and December 31, 2023	1,000	1,000
Common shares, $0.001 par value, 500,000,000 shares authorized; 45,692 and 9,554 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	46	10
Distribution receivable	(785,000)	(2,000,000)
Additional paid-in capital	62,943,899	57,677,097
Accumulated deficit	(87,485,047)	(74,835,392)
TOTAL 1847 HOLDINGS SHAREHOLDERS’ DEFICIT	(24,470,225)	(18,726,409)
NON-CONTROLLING INTERESTS	(1,802,595)	(1,314,280)
TOTAL SHAREHOLDERS’ DEFICIT	(26,272,820)	(20,040,689)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$16,895,712	$39,368,197

The accompanying notes are an integral part of these condensed consolidated financial statements.

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$4,759,090	$4,676,365	$12,390,797	$11,657,475

Operating Expenses
Cost of sales	2,002,772	1,869,779	6,554,871	6,018,904
Personnel	2,406,855	1,663,261	4,975,516	3,695,264
Depreciation and amortization	167,004	331,110	507,324	993,051
General and administrative	2,205,498	1,427,256	3,798,524	2,847,779
Professional fees	711,024	592,202	4,435,727	1,081,997
Impairment of goodwill and intangible assets	679,175	-	679,175	-
Total Operating Expenses	8,172,328	5,883,608	20,951,137	14,636,995

LOSS FROM OPERATIONS	(3,413,238)	(1,207,243)	(8,560,340)	(2,979,520)

Other Income (Expense)
Other income (expense)	(1,285,055)	156	(1,277,446)	7,399
Interest expense	(1,140,526)	(2,116,445)	(3,135,373)	(3,973,783)
Amortization of debt discounts	(2,107,104)	(2,661,260)	(7,976,758)	(3,808,269)
Loss on extinguishment of debt	(1,642,701)	-	(2,843,451)	-
Gain (loss) on change in fair value of warrant liabilities	81,400	(27,900)	1,841,000	(27,900)
Gain on change in fair value of derivative liabilities	3,592,435	425,977	1,689,410	425,977
Total Other Expense	(2,501,551)	(4,379,472)	(11,702,618)	(7,376,576)

NET LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(5,914,789)	(5,586,715)	(20,262,958)	(10,356,096)
Income tax benefit	357,000	450,000	751,000	269,000
NET LOSS FROM CONTINUING OPERATIONS	$(5,557,789)	$(5,136,715)	$(19,511,958)	$(10,087,096)
Net income (loss) from discontinued operations	(1,150,137)	(722,357)	(3,521,936)	1,305,469
Gain on disposition of subsidiaries	9,023,526	-	10,083,621	-
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	7,873,389	(722,357)	6,561,685	1,305,469
NET INCOME (LOSS)	$2,315,600	$(5,859,072)	$(12,950,273)	$(8,781,627)

NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS FROM CONTINUING OPERATIONS	96,111	39,812	211,983	327,178
NET (INCOME) LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS FROM DISCONTINUED OPERATIONS	402,073	(9,045)	276,332	(32,053)
NET INCOME (LOSS) ATTRIBUTABLE TO 1847 HOLDINGS	$2,813,784	$(5,828,305)	$(12,461,958)	$(8,486,502)

NET LOSS FROM CONTINUING OPERATIONS ATTRIBUTABLE TO 1847 HOLDINGS	(5,461,678)	(5,096,903)	(19,299,975)	(9,759,918)
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS ATTRIBUTABLE TO 1847 HOLDINGS	8,275,462	(731,402)	6,838,017	1,273,416
NET INCOME (LOSS) ATTRIBUTABLE TO 1847 HOLDINGS	$2,813,784	$(5,828,305)	$(12,461,958)	$(8,486,502)

PREFERRED SHARE DIVIDENDS	(55,911)	(125,029)	(186,697)	(453,121)
DEEMED DIVIDENDS	-	(28,000)	(1,000)	(2,397,000)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$2,757,873	$(5,981,334)	$(12,649,655)	$(11,336,623)

LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS - BASIC	$(123.94)	$(350.18)	$(605.64)	$(1,408.79)
EARNINGS (LOSS) PER COMMON SHARE FROM DISCONTINUED OPERATIONS - BASIC	185.89	(48.79)	212.51	142.27
EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS - BASIC	$61.95	$(398.97)	$(393.13)	$(1,266.52)

LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS - DILUTED	$(0.41)	$(350.18)	$(605.64)	$(1,408.79)
EARNINGS (LOSS) PER COMMON SHARE FROM DISCONTINUED OPERATIONS - DILUTED	0.62	(48.79)	212.51	142.27
EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS - DILUTED	$0.21	$(398.97)	$(393.13)	$(1,266.52)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING - BASIC	44,519	14,992	32,177	8,951
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING - DILUTED	13,321,748	14,992	32,177	8,951

The accompanying notes are an integral part of these condensed consolidated financial statements.

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

	Series A Senior Convertible Preferred Shares		Series B Senior Convertible Preferred Shares		Series C Senior Convertible Preferred Shares		Series D Senior Convertible Preferred Shares		Allocation	Common Shares		Distribution	Additional Paid-In	Accumulated	Non- Controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Shares	Amount	Receivable	Capital	Deficit	Interests	Deficit
Balance at December 31, 2023	226,667	$190,377	91,567	$240,499	-	$-	-	$-	$1,000	9,554	$10	$(2,000,000)	$57,677,097	$(74,835,392)	$(1,314,280)	$(20,040,689)
Issuance of common shares upon settlement of accrued series A preferred share dividends	-	-	-	-	-	-	-	-	-	625	1	-	130,967	-	-	130,968
Issuance of common shares upon settlement of accrued series B preferred share dividends	-	-	-	-	-	-	-	-	-	51	-	-	13,299	-	-	13,299
Issuance of common shares upon conversion of series A preferred shares	(181,212)	(152,200)	-	-	-	-	-	-	-	2,437	2	-	152,198	-	-	-
Issuance of common shares upon conversion of series B preferred shares	-	-	(80,110)	(210,264)	-	-	-	-	-	1,305	1	-	210,263	-	-	-
Issuance of common shares upon conversion of convertible notes payable	-	-	-	-	-	-	-	-	-	1,984	2	-	1,261,191	-	-	1,261,193
Issuance of common shares and prefunded warrants in connection with a public offering	-	-		-	-	-	-	-	-	9,364	9	-	4,334,991	-	-	4,335,000
Fair value of warrant liabilities upon exercise of prefunded warrants	-	-	-	-	-	-	-	-	-	-	-	-	(4,335,000)	-	-	(4,335,000)
Issuance of common shares upon exercise of prefunded warrants	-	-		-	-	-	-	-	-	2,591	3	-	(3)	-	-	-
Extinguishment of warrant liabilities upon exercise of prefunded warrants	-	-	-	-	-	-	-	-	-	-	-	-	844,500	-	-	844,500
Deemed dividend from down round provision in warrants	-	-	-	-	-	-	-	-	-	-	-	-	1,000	(1,000)	-	-
Dividends - series A senior convertible preferred shares	-	-		-	-	-	-	-	-	-	-	-	-	(119,492)	-	(119,492)
Dividends - series B senior convertible preferred shares	-	-		-	-	-	-	-	-	-	-	-	-	(2,976)	-	(2,976)
Net loss	-	-		-	-	-	-	-	-	-	-	-	-	(10,400,513)	41,452	(10,359,061)
Balance at March 31, 2024	45,455	$38,177	11,457	$30,235	-	$-	-	$-	$1,000	27,911	$28	$(2,000,000)	$60,290,503	$(85,359,373)	$(1,272,828)	$(28,272,258)
Issuance of common shares upon conversion of series B preferred shares	-	-	(11,457)	(30,235)	-	-	-	-	-	218	-	-	30,235	-	-	-
Issuance of common shares upon conversion of convertible notes payable	-	-	-	-	-	-	-	-	-	3,879	4	-	765,302	-	-	765,306
Issuance of warrants in connection with a private debt offering	-	-	-	-	-	-	-	-	-	-	-	-	7,573	-	-	7,573
Issuance of common shares upon exercise of prefunded warrants	-	-	-	-	-	-	-	-	-	9,018	9	-	(9)	-	-	-
Extinguishment of warrant liabilities upon exercise of prefunded warrants	-	-	-	-	-	-	-	-	-	-	-	-	1,676,500	-	-	1,676,500
Issuance of series D preferred shares in connection with a private debt offering	-	-	-	-	-	-	1,966,570	214,000	-	-	-	-	-	-	-	214,000
Dividends - series A senior convertible preferred shares	-	-	-	-	-	-	-	-	-	-	-	-	-	(7,953)	-	(7,953)
Dividends - series D senior convertible preferred shares	-	-	-	-	-	-	-	-	-	-	-	-	-	(365)	-	(365)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(4,875,229)	(31,583)	(4,906,812)
Balance at June 30, 2024	45,455	$38,177	-	$-	-	$-	1,966,570	$214,000	$1,000	41,026	$41	$(2,000,000)	$62,770,104	$(90,242,920)	$(1,304,411)	$(30,524,009)
Issuance of common shares upon exercise of prefunded warrants	-	-	-	-	-	-	-	-	-	4,666	5	-	(5)	-	-	-
Extinguishment of warrant liabilities upon exercise of prefunded warrants	-	-	-	-	-	-	-	-	-	-	-	-	173,800	-	-	173,800
Issuance of series A preferred shares upon settlement of accrued series A dividends	5,137	1,700	-	-	-	-	-	-	-	-	-	-	-	-	-	1,700
Issuance of series C preferred shares upon settlement of note payable	-	-	-	-	83,603	214,900	-	-	-	-	-	-	-	-	-	214,900
Issuance of series D preferred shares in connection with a private debt offering	-	-	-	-	-	-	4,326,452	386,100	-	-	-	-	-	-	-	386,100
1847 Manager profit allocation distribution from sale of High Mountain	-	-	-	-	-	-	-	-	-	-	-	1,215,000	-	-	-	1,215,000
Dividends - series A senior convertible preferred shares	-	-	-	-	-	-	-	-	-	-	-	-	-	(8,040)	-	(8,040)
Dividends - series C senior convertible preferred shares	-	-	-	-	-	-	-	-	-	-	-	-	-	(5,360)	-	(5,360)
Dividends - series D senior convertible preferred shares	-	-	-	-	-	-	-	-	-	-	-	-	-	(42,511)	-	(42,511)
Net income	-	-	-	-	-	-	-	-	-	-	-	-	-	2,813,784	(498,184)	2,315,600
Balance at September 30, 2024	50,592	$39,877	-	$-	83,603	$214,900	6,293,022	$600,100	$1,000	45,692	$46	$(785,000)	$62,943,899	$(87,485,047)	$(1,802,595)	$(26,272,820)

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

	Series A Senior Convertible Preferred Shares		Series B Senior Convertible Preferred Shares		Allocation	Common Shares		Distribution	Additional Paid-In	Accumulated	Non- Controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Shares	Amount	Receivable	Capital	Deficit	Interests	Deficit
Balance at December 31, 2022	1,593,940	$1,338,746	464,899	$1,214,181	$1,000	5,091	$5	$(2,000,000)	$43,966,680	$(41,919,277)	$288,499	$2,889,834
Issuance of common shares upon settlement of accrued series A preferred shares dividends	-	-	-	-	-	6	-	-	152,668	-	-	152,668
Issuance of common shares and warrants in connection with a private debt offering	-	-	-	-	-	23	-	-	1,360,362	-	-	1,360,362
Issuance of common shares upon cashless exercise of warrants	-	-	-	-	-	4	-	-	-	-	-	-
Deemed dividend from issuance of warrants to common shareholders	-	-	-	-	-	-	-	-	618,000	(618,000)	-	-
Deemed dividend from down round provision in warrants	-	-	-	-	-	-	-	-	1,217,000	(1,217,000)	-	-
Dividends - series A senior convertible preferred shares	-	-	-	-	-	-	-	-	-	(110,045)	-	(110,045)
Dividends - series B senior convertible preferred shares	-	-	-	-	-	-	-	-	-	(52,820)	-	(52,820)
Net income	-	-	-	-	-	-	-	-	-	1,112,534	(65,053)	1,047,481
Balance at March 31, 2023	1,593,940	$1,338,746	464,899	$1,214,181	$1,000	5,124	$5	$(2,000,000)	$47,314,710	$(42,804,608)	$223,446	$5,287,480
Issuance of common shares upon settlement of accrued series A preferred shares dividends	-	-	-	-	-	10	-	-	111,269	-	-	111,269
Issuance of common shares upon cashless exercise of warrants	-	-	-	-	-	87	-	-	-	-	-	-
Issuance of common shares upon exercise of warrants	-	-	-	-	-	26	-	-	5,064	-	-	5,064
Issuance of common shares upon conversion of series B preferred shares	-	-	(85,000)	(221,686)	-	24	-	-	221,686	-	-	-
Deemed dividend from down round provision in warrants	-	-	-	-	-	-	-	-	534,000	(534,000)	-	-
Dividends - series A senior convertible preferred shares	-	-	-	-	-	-	-	-	-	(110,051)	-	(110,051)
Dividends - series B senior convertible preferred shares	-	-	-	-	-	-	-	-	-	(55,176)	-	(55,176)
Net income	-	-	-	-	-	-	-	-	-	(3,770,731)	(199,305)	(3,970,036)
Balance at June 30, 2023	1,593,940	$1,338,746	379,899	$992,495	$1,000	5,271	$5	$(2,000,000)	$48,186,729	$(47,274,566)	$24,141	$1,268,550
Issuance of common shares and prefunded warrants in public offering	-	-	-	-	-	404	1	-	2,352,679	-	-	2,352,680
Fair value of warrant liability recognized upon issuance of prefunded warrants	-	-	-	-	-	-	-	-	(1,156,300)	-	-	(1,156,300)
Issuance of common shares upon exercise of prefunded warrants	-	-	-	-	-	283	-	-	-	-	-	-
Extinguishment of warrant liability upon exercise of prefunded warrants	-	-	-	-	-	-	-	-	1,184,200	-	-	1,184200
Issuance of warrants in connection with a private debt offering	-	-	-	-	-	-	-	-	633,552	-	-	633,552
Issuance of common shares upon conversion of series A senior convertible preferred shares	(1,367,273)	(1,148,369)	-	-	-	835	1	-	1,148,368	-	-	-
Issuance of common shares upon conversion of series B senior convertible preferred shares	-	-	(288,332)	(751,996)	-	435	-	-	751,996	-	-	-
Issuance of common shares upon cashless exercise of warrants	-	-	-	-	-	53	-	-	-	-	-	-
Issuance of common shares upon conversion of promissory notes	-	-	-	-	-	1,542	2	-	3,994,550	-	-	3,994,552
Issuance of common shares upon settlement of accrued series A preferred share dividends	-	-	-	-	-	43	-	-	137,246	-	-	137,246
Issuance of common shares upon settlement of accrued series B preferred share dividends	-	-	-	-	-	18	-	-	54,839	-	-	54,839
Deemed dividend from down round provision in warrants	-	-	-	-	-	-	-	-	28,000	(28,000)	-	-
Dividends - series A senior convertible preferred shares	-	-	-	-	-	-	-	-	-	(93,941)	-	(93,941)
Dividends - series B senior convertible preferred shares	-	-	-	-	-	-	-	-	-	(31,088)	-	(31,088)
Net loss	-	-	-	-	-	-	-	-	-	(5,828,305)	(30,767)	(5,859,072)
Balance at September 30, 2023	226,667	$190,377	91,567	$240,499	$1,000	8,884	$9	$(2,000,000)	$57,315,859	$(53,255,900)	$(6,626)	$2,485,218

The accompanying notes are an integral part of these condensed consolidated financial statements.

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,950,273)	$(8,781,627)
Net loss from discontinued operations	3,521,936	(1,305,469)
Gain on disposition of subsidiaries	(10,083,621)	-
Adjustments to reconcile net loss to net cash used in operating activities:
1847 Manager profit allocation distribution from the sale of High Mountain	1,215,000	-
Loss on extinguishment of debt	2,843,451	-
Impairment of goodwill and intangible assets	679,175	-
Gain on change in fair value of warrant liabilities	(1,841,000)	27,900
Loss on change in fair value of derivative liabilities	(1,689,410)	(425,977)
Deferred taxes	(49,000)	(49,000)
Depreciation and amortization	507,324	993,051
Amortization of debt discounts	7,976,758	3,808,269
Amortization of right-of-use assets	313,010	306,806
Changes in operating assets and liabilities:
Receivables	(130,481)	150,657
Contract assets	22,546	55,363
Inventories	710,131	(218,891)
Prepaid expenses and other current assets	68,305	(683,236)
Accounts payable and accrued expenses	(617,317)	(960,347)
Contract liabilities	(1,860,974)	(542,984)
Customer deposits	-	(20,259)
Operating lease liabilities	(324,048)	(307,815)
Net cash used in operating activities from continuing operations	(11,688,488)	(7,953,559)
Net cash provided by operating activities from discontinued operations	2,209,538	2,256,240
Net cash used in operating activities	(9,478,950)	(5,697,319)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of High Mountain	8,801,868	-
Escrow receivable from the sale of High Mountain	8,700,000	-
Purchases of property and equipment	-	(17,160)
Net cash provided by (used in) investing activities from continuing operations	17,501,868	(17,160)
Net cash used in investing activities from discontinued operations	-	(3,884,385)
Net cash provided by (used in) investing activities	17,501,868	(3,901,545)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from notes payable	4,954,300	1,410,000
Net proceeds from issuance of common shares and warrants in connection with a private debt offering	-	5,767,518
Net proceeds from issuance of common shares and warrants in connection with a public offering	4,335,000	2,352,680
Proceeds from exercise of warrants	-	5,064
Repayments of notes payable and finance lease liabilities	(4,188,353)	(1,867,806)
Repayments of convertible notes payable	(1,370,581)	-
Accrued series B preferred share dividends paid	-	(105,671)
Net cash provided by financing activities from continuing operations	3,730,366	7,561,785
Net cash provided by (used in) financing activities from discontinued operations	(1,701,500)	3,014,475
Net cash provided by financing activities	2,028,866	10,576,260

NET CHANGE IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS	9,543,746	(408,934)

CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS
Cash from continuing operations at the beginning of the period	673,445	861,218
Cash from continuing operations at the end of the period	$10,217,191	$452,284

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$4,401,563	$3,217,831
Cash paid for income taxes	$40,000	$141,135

NON-CASH INVESTING AND FINANCING ACTIVITIES
Net assets acquired in the acquisition of ICU Eyewear	$-	$2,639,861
Net assets from the disposition of subsidiaries	$7,418,247	$-
Deemed dividend from issuance of warrants to common shareholders	$-	$618,000
Deemed dividend from down round provision in warrants	$1,000	$1,779,000
Accrued dividends on series A preferred shares	$135,485	$314,037
Accrued dividends on series B preferred shares	$2,976	$139,084
Accrued dividends on series C preferred shares	$5,360	$-
Accrued dividends on series D preferred shares	$42,876	$-
Issuance of common shares upon settlement of accrued series A dividends	$130,968	$401,183
Issuance of common shares upon settlement of accrued series B dividends	$13,299	$54,839
Issuance of common shares upon conversion of series A shares	$152,200	$1,148,369
Issuance of common shares upon conversion of series B shares	$240,499	$973,682
Issuance of common shares upon cashless exercise of warrants	$-	$-
Debt discount on notes payable	$1,836,434	$4,705,971
Fair value of derivative liabilities recognized upon issuance of promissory notes	$1,699,727	$2,613,177
Fair value of warrant liabilities recognized upon issuance of prefunded warrants	$4,545,700	$1,156,300
Issuance of common shares upon exercise of prefunded warrants	$16	$-
Extinguishment of warrant liabilities upon exercise of prefunded warrants	$2,694,800	$-
Issuance of common shares upon conversion of convertible notes payable and accrued interest	$2,026,499	$3,129,976
Issuance of warrants in connection with a private debt offering	$7,573	$-
Issuance of series D preferred shares in connection with a private debt offering	$600,100	$-
Settlement of revolving line of credit and accrued interest through the issuance of a new revolving line of credit	$-	$2,003,985
Financed purchases of property and equipment	$123,691	$256,843
Operating lease right-of-use asset and liability measurement	$-	$2,088,680
Fair value of note payable issued for services	$492,000	$-
Reclassification of accrued interest to convertible notes payable	$17,954	$-
Reclassification of notes payable to convertible notes payable upon default	$-	$3,329,702

The accompanying notes are an integral part of these condensed consolidated financial statements.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

NOTE 1—BASIS OF PRESENTATION AND OTHER INFORMATION

The accompanying unaudited condensed consolidated financial statements of 1847 Holdings LLC (the “Company,” “we,” “us,” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all the information and footnotes required by GAAP for complete financial statements. The December 31, 2023 consolidated balance sheet data was derived from audited financial statements but do not include all disclosures required by GAAP. The interim unaudited condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K, as filed with the Securities and Exchange Commission on April 25, 2024. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

Discontinued Operations

On February 26, 2024, Asien’s Appliance, Inc. (“Asien’s”), a wholly owned subsidiary of the Company’s subsidiary 1847 Asien Inc. (“1847 Asien”), entered into a general assignment for the benefit of its creditors (the “Assignment Agreement”) with SG Service Co., LLC, pursuant to which Asien’s transferred ownership of all or substantially all of its right, title, and interest in, as well as custody and control of, its assets to SG Service Co., LLC in trust.

The Company is a limited guarantor of an Amended and Restated Credit and Security Agreement (the “ICU Loan Agreement”) that was entered into on September 11, 2023, between AB Lending SPV I LLC d/b/a Mountain Ridge Capital (the “ICU Lender”), and the Company’s subsidiaries ICU Eyewear, Inc. (“ICU Eyewear”), ICU Eyewear Holdings, Inc., and 1847 ICU Holdings Inc. (the “ICU Parties”). Pursuant to the ICU Loan Agreement, the ICU Lender had a security interest in all the assets of ICU Eyewear. ICU Eyewear was in default under the ICU Loan Agreement and, with the approval of the other ICU Parties, consented to a foreclosure by the ICU Lender and private sale of substantially all of its assets in an Article 9 sale process, pursuant to Section 9-610 of the Uniform Commercial Code as in effect in the State of New York and Section 9-610 of the Uniform Commercial Code as in effect in the State of California. On August 5, 2024, ICU Eyecare Solutions Inc., an entity that is not affiliated with the Company, was the successful bidder with a cash bid of $4,250,000. Pursuant to an agreement dated, August 5, 2024, and in consideration for such purchase price, the ICU Lender having foreclosed on its security interest in all of the assets of ICU Eyewear then conveyed all of its rights, title, and interest in all of such assets to ICU Eyecare Solutions Inc.

On September 30, 2024, the Company entered into an asset purchase agreement (the “Purchase Agreement”) with BFS Group LLC (“BFS”), and the Company’s majority owned subsidiary High Mountain Door & Trim Inc. (“High Mountain”), pursuant to which the Company sold substantially all of the assets of High Mountain to BFS for an aggregate cash only purchase price of $17,000,000, subject to certain pre-closing and post-closing adjustments.

The results of operations of Asien’s, ICU Eyewear and High Mountain are reported as discontinued operations for the three and nine months ended September 30, 2024 and 2023. Unless otherwise noted, amounts and disclosures throughout these notes to condensed consolidated financial statements relate solely to continuing operations and exclude all discontinued operations. See Note 3 for additional information.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

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

On November 11, 2024, the Company effected a 1-for-15 reverse split of its outstanding common shares. All outstanding common shares and warrants were adjusted to reflect the 1-for-15 reverse split, with the respective exercise prices of the warrants proportionately increased. The outstanding convertible notes and preferred shares conversion prices were adjusted to reflect a proportional decrease in the number of common shares to be issued upon conversion.

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

SEPTEMBER 30, 2024

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

As of September 30, 2024, the Company had cash and cash equivalents of $1,517,191, restricted cash of $8,700,000 and total working capital deficit of $5,848,670. For the nine months ended September 30, 2024, the Company incurred an operating loss of $8,560,340 and used cash flows in operating activities from continuing operations of $11,688,488.

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

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

NOTE 3—DISCONTINUED OPERATIONS

Asien’s Assignment for the Benefit of Creditors

On February 26, 2024, Asien’s entered into the Assignment Agreement, pursuant to which Asien’s transferred ownership of all or substantially all of its right, title, and interest in, as well as custody and control of, its assets to SG Service Co., LLC in trust. The Company received no cash consideration related to the assignment. Following the assignment, the Company retained no financial interest in Asien’s.

The assignment of Asien’s represents a strategic shift and its results are reported as discontinued operations for the three and nine months ended September 30, 2024 and 2023. The Company recognized a gain on disposition of Asien’s of $1,060,095, as a separate line item in discontinued operations in the consolidated statements of operations for the nine months ended September 30, 2024.

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

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

The following information presents the major classes of line items constituting the loss from discontinued operations of Asien’s in the unaudited consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$-	$2,421,008	$870,952	$6,887,589

Operating Expenses
Cost of revenues	-	1,976,031	744,706	5,461,866
Personnel	-	246,567	98,213	784,561
Depreciation and amortization	-	46,603	7,702	139,809
General and administrative	-	369,835	203,377	1,118,993
Professional fees	-	42,204	78,807	150,678
Total Operating Expenses	-	2,681,240	1,132,805	7,655,907

Loss from operations	-	(260,232)	(261,853)	(768,318)

Other Income (Expense)
Other income (expense)	-	(6,191)	-	(5,817)
Interest expense	-	(33,837)	(724)	(280,979)
Total Other Expense	-	(40,028)	(724)	(286,796)

Net loss from discontinued operations before income taxes	-	(300,260)	(262,577)	(1,055,114)
Income tax benefit	-	1,145	-	43,145
Net loss from discontinued operations	$-	$(299,115)	$(262,577)	$(1,011,969)

Net income (loss) attributable to non-controlling interests from discontinued operations	-	14,955	(59,304)	50,598
Net loss from discontinued operations attributable to 1847 Holdings	$-	(284,160)	(321,881)	(961,371)

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

The following information presents the major classes of line items constituting significant operating, investing and financing cash flow activities from discontinued operations of Asien’s in the unaudited consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(262,577)	$(1,011,969)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred taxes	-	(43,000)
Depreciation and amortization	7,702	139,809
Changes in operating assets and liabilities:
Receivables	73,769	137,546
Inventories	213,399	42,460
Prepaid expenses and other current assets	108,686	(86,813)
Accounts payable and accrued expenses	320,362	1,178,940
Customer deposits	(474,803)	(473,522)
Net cash used in operating activities from discontinued operations	(13,462)	(116,549)

Cash flows from investing activities
Investments in certificates of deposit	-	(506)
Net cash used in investing activities from discontinued operations	-	(506)

Cash flows from financing activities
Repayments of notes payable	(4,836)	(21,237)
Net cash used in financing activities from discontinued operations	(4,836)	(21,237)

Net change in cash and cash equivalents from discontinued operations	$(18,298)	$(138,292)

ICU Eyewear Foreclosure Sale

As described above, ICU Eyewear was in default under the ICU Loan Agreement and, with the approval of the other ICU Parties, consented to a foreclosure by the ICU Lender and private sale of substantially all of its assets in an Article 9 sale process, pursuant to Section 9-610 of the Uniform Commercial Code as in effect in the State of New York and Section 9-610 of the Uniform Commercial Code as in effect in the State of California. On August 5, 2024, ICU Eyecare Solutions Inc., an entity that is not affiliated with the Company, was the successful bidder with a cash bid of $4,250,000. Pursuant to an agreement dated, August 5, 2024, and in consideration for such purchase price, the ICU Lender having foreclosed on its security interest in all of the assets of ICU Eyewear then conveyed all of its rights, title, and interest in all of such assets to ICU Eyecare Solutions Inc. The Company received no cash consideration related to the sale. Following the sale, the Company retained no financial interest in ICU Eyewear.

The sale of ICU Eyewear’s assets represents a strategic shift and its results are reported as discontinued operations for the three and nine months ended September 30, 2024 and 2023. The Company recognized a gain on disposition of ICU Eyewear’s assets of $4,841,735, as a separate line item in discontinued operations in the consolidated statements of operations for the three and nine months ended September 30, 2024.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

The following information presents the major classes of line item of assets and liabilities included as part of discontinued operations of ICU Eyewear in the consolidated balance sheet as of December 31, 2023:

December 31, 2023
Current assets of discontinued operations
Cash and cash equivalents	$12,594
Receivables, net	1,578,764
Inventories, net	5,123,478
Prepaid expenses and other current assets	19,990
Total current assets of discontinued operations	6,734,826

Non-current assets of discontinued operations
Property and equipment, net	313,915
Operating lease right-of-use assets	1,690,937
Long-term deposits	74,800
Intangible assets, net	500,383
Goodwill	757,283

Total assets of discontinued operations	$10,072,144

Current liabilities of discontinued operations
Accounts payable and accrued expenses	$5,580,313
Current portion of operating lease liabilities	274,683
Total current liabilities of discontinued operations	5,854,996

Non-current liabilities of discontinued operations
Operating lease liabilities, net of current portion	1,459,184
Revolving line of credit, net	3,647,511
Deferred tax liability	15,000

Total liabilities of discontinued operations	$10,976,691

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

The following information presents the major classes of line items constituting the loss from discontinued operations of ICU Eyewear in the unaudited consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$1,239,327	$4,243,254	$8,212,395	$11,530,027

Operating Expenses
Cost of revenues	1,238,021	3,195,105	5,658,551	8,572,656
Personnel	310,888	751,485	1,564,842	2,070,996
Depreciation and amortization	39,454	108,636	248,646	277,839
General and administrative	316,146	270,540	1,526,278	951,627
Professional fees	47,522	(61,381)	672,855	132,967
Impairment of goodwill and intangible assets	-	-	1,216,966	-
Total Operating Expenses	1,952,031	4,264,385	10,888,138	12,006,085

Loss from operations	(712,704)	(21,131)	(2,675,743)	(476,058)

Other Income (Expense)
Other income	(17,370)	(181,200)	2,583	(136,849)
Interest expense	(531,250)	(521,899)	(911,437)	(785,202)
Amortization of debt discounts	-	(13,175)	(683,029)	(13,175)
Gain on bargain purchase	-	-	-	2,639,861
Total Other Income (Expense)	(548,620)	(716,274)	(1,591,883)	1,704,635

Net income (loss) from discontinued operations before income taxes	(1,261,324)	(737,405)	(4,267,626)	1,228,577
Income tax benefit (expense)	-	(5,831)	11,250	(13,152)
Net income (loss) from discontinued operations	$(1,261,324)	$(743,236)	$(4,256,376)	$1,215,425

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

The following information presents the major classes of line items constituting significant operating, investing and financing cash flow activities from discontinued operations of ICU Eyewear in the unaudited consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net income (loss)	$(4,256,376)	$1,215,425
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred taxes	(15,000)	9,000
Inventory reserve	45,000	120,000
Gain on bargain purchase	-	(2,639,861)
Impairment of goodwill and intangible assets	1,216,966
Depreciation and amortization	248,646	277,839
Amortization of debt discounts	683,029	13,175
Amortization of right-of-use assets	192,796	87,715
Changes in operating assets and liabilities:
Receivables	481,202	252,051
Inventories	1,202,730	772,700
Prepaid expenses and other current assets	(14,895)	(10,093)
Accounts payable and accrued expenses	857,085	2,283,528
Operating lease liabilities	(176,336)	(66,249)
Net cash provided by operating activities from discontinued operations	464,847	2,315,230

Cash flows from investing activities
Investments in certificates of deposit	-	(3,670,887)
Purchases of property and equipment	-	(211,492)
Net cash used in investing activities from discontinued operations	-	(3,882,379)

Cash flows from financing activities
Net proceeds (repayments) of revolving line of credit	(80,540)	3,086,227
Net cash provided by (used in) financing activities from discontinued operations	(80,540)	3,086,227

Net change in cash and cash equivalents from discontinued operations	$384,307	$1,519,078

Sale of High Mountain

As described above, on September 30, 2024, the Company entered into the Purchase Agreement with BFS and High Mountain, pursuant to which the Company sold substantially all of the assets of Hight Mountain to BFS for an aggregate cash only purchase price of $17,000,000, subject to certain pre-closing and post-closing adjustments. At closing, the purchase price was subject to a working capital adjustment and was also reduced by the amount of outstanding indebtedness repaid at closing or assumed by BFS, as well as certain transaction expenses. Additionally, the purchase price was reduced by $1,700,000, which may be used for certain post-closing payments (the “Holdback Amount”).

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

The purchase price is also subject to a post-closing adjustment. Under this provision, High Mountain delivered to BFS an estimated closing statement forth the estimated closing date payment amount, which included, among other things, High Mountain’s estimate of the net working capital of High Mountain and its business as of the closing date, calculated in accordance with the asset purchase agreement. Within 90 to 120 days following the closing date, BFS must deliver to High Mountain a final closing statement setting forth its determination of the actual closing date payment amount, including, among other things, BFS’ determination of the net working capital as of the closing date. If the actual closing date payment amount exceeds the estimated closing date payment amount, BFS must, within ten business days, pay to High Mountain an amount of cash that is equal to such excess. If the estimated closing date payment amount exceeds the actual closing date payment amount, High Mountain must, within ten business days, pay to BFS an amount in cash equal to such excess. If High Mountain fails to make such payment, BFS will have the right to recover such amount from the Holdback Amount.

Under the Purchase Agreement, BFS must use commercially reasonable efforts in the ordinary course of business to collect accounts receivable in a manner no less rigorous than the collection efforts used its own business operations, but is entitled to compensation for any uncollected accounts from the Holdback Amount. In addition, the Purchase Agreement provides that BFS must use commercially reasonable efforts in the ordinary course of business to finish and sell any special order or custom inventory that was included in the final net working capital, but is entitled to compensation, on the one-year anniversary of the closing, for any unsold special order or custom inventory from the Holdback Amount.

The sale of High Mountain’s assets represents a strategic shift and its results are reported as discontinued operations for the three and nine months ended September 30, 2024 and 2023. The Company recognized a gain on disposition of High Mountain’s assets of $4,181,791, as a separate line item in discontinued operations in the consolidated statements of operations for the three and nine months ended September 30, 2024.

The following information presents the major classes of line item of assets and liabilities included as part of discontinued operations of High Mountain in the consolidated balance sheet as of December 31, 2023:

December 31, 2023
Current assets of discontinued operations
Cash and cash equivalents	$45,905
Receivables, net	4,186,800
Inventories, net	1,082,940
Prepaid expenses and other current assets	106,342
Total current assets of discontinued operations	5,421,987

Non-current assets of discontinued operations
Property and equipment, net	433,902
Operating lease right-of-use assets	1,219,813
Long-term deposits	29,400
Intangible assets, net	2,268,642
Goodwill	8,371,877

Total assets of discontinued operations	$17,745,621

Current liabilities of discontinued operations
Accounts payable and accrued expenses	$2,642,566
Contract liabilities	1,019,230
Current portion of operating lease liabilities	329,015
Finance lease liabilities	6,754
Current portion of notes payable	64,170
Current portion of convertible notes payable, net	1,195,867
Total current liabilities of discontinued operations	5,257,602

Non-current liabilities of discontinued operations
Operating lease liabilities, net of current portion	949,734
Notes payable, net of current portion	214,936
Deferred tax liability	334,000

Total liabilities of discontinued operations	$6,756,272

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

The following information presents the major classes of line items constituting the loss from discontinued operations of High Mountain in the unaudited consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$7,628,235	$7,437,294	$23,438,316	$23,497,107

Operating Expenses
Cost of revenues	5,238,049	4,228,778	14,348,494	14,190,699
Personnel	2,057,780	1,345,326	4,757,423	3,410,042
Depreciation and amortization	148,910	139,618	445,328	407,674
General and administrative	1,243,416	980,974	3,402,330	2,868,648
Professional fees	19,845	41,112	108,439	93,201
Total Operating Expenses	8,708,000	6,735,808	23,062,014	20,970,264

Income (loss) from operations	(1,079,765)	701,486	376,302	2,526,843

Other Income (Expense)
Other income	1,290,000	35	1,290,275	35
Interest expense	17,016	(337,641)	(227,439)	(827,777)
Amortization of debt discounts	(12,064)	(19,912)	(64,306)	(58,114)
Gain (loss) on disposal of property and equipment	-	18,026	(13,815)	18,026
Total Other Income (Expense)	1,294,952	(339,492)	984,715	(867,830)

Net income from discontinued operations before income taxes	215,187	361,994	1,361,017	1,659,013
Income tax benefit	104,000	42,000	364,000	557,000
Net income from discontinued operations	$111,187	$319,994	$997,017	$1,102,013

Net income attributable to non-controlling interests from discontinued operations	(8,340)	(24,000)	(74,777)	(82,651)
Net income from discontinued operations attributable to 1847 Holdings	$102,847	295,994	922,240	1,019,362

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

The following information presents the major classes of line items constituting significant operating, investing and financing cash flow activities from discontinued operations of High Mountain in the unaudited consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net income	$997,017	$1,102,013
Adjustments to reconcile net income to net cash used in operating activities:
Deferred taxes	(334,000)	68,000
Loss (gain) on disposal of property and equipment	13,815	(18,026)
Depreciation and amortization	445,328	407,674
Amortization of debt discounts	64,306	58,114
Amortization of right-of-use assets	246,765	237,439
Changes in operating assets and liabilities:
Receivables	158,434	(1,170,263)
Inventories	164,662	(492,091)
Prepaid expenses and other current assets	103,645	(31,023)
Accounts payable and accrued expenses	292,164	24,077
Contract liabilities	(150,298)	95,279
Operating lease liabilities	(243,685)	(223,634)
Net cash provided by operating activities from discontinued operations	1,758,153	57,559

Cash flows from investing activities
Purchases of property and equipment	-	(1,500)
Net cash used in investing activities from discontinued operations	-	(1,500)

Cash flows from financing activities
Repayments of notes payable and finance lease liabilities	(355,951)	(50,515)
Repayments of convertible notes payable	(1,260,173)	-
Net cash used in financing activities from discontinued operations	(1,616,124)	(50,515)

Net change in cash and cash equivalents from discontinued operations	$142,029	$5,544

NOTE 4—DISAGGREGATION OF REVENUES AND SEGMENT REPORTING

Following the divesture of the retail and appliances segment and the retail and eyewear segment, the Company now has two reportable segments:

The Construction Segment specializes in designing, building, and installing custom cabinetry and countertops.

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

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

The Company’s revenues for the three months ended September 30, 2024 and 2023 are disaggregated as follows:

	For the Three Months Ended September 30, 2024
	Construction	Automotive Supplies	Total
Revenues
Automotive horns	$-	$934,848	$934,848
Automotive lighting	-	18,621	18,621
Custom cabinets and countertops	3,805,621	-	3,805,621
Total Revenues	$3,805,621	$953,469	$4,759,090

	For the Three Months Ended September 30, 2023
	Construction	Automotive Supplies	Total
Revenues
Automotive horns	$-	$616,189	$616,189
Automotive lighting	-	266,891	266,891
Custom cabinets and countertops	3,793,285	-	3,793,285
Total Revenues	$3,793,285	$883,080	$4,676,365

The Company’s revenues for the nine months ended September 30, 2024 and 2023 are disaggregated as follows:

	For the Nine Months Ended September 30, 2024
	Construction	Automotive Supplies	Total
Revenues
Automotive horns	$-	$3,085,473	$3,085,473
Automotive lighting	-	749,444	749,444
Custom cabinets and countertops	8,555,880	-	8,555,880
Total Revenues	$8,555,880	$3,834,917	$12,390,797

	For the Nine Months Ended September 30, 2023
	Construction	Automotive Supplies	Total
Revenues
Automotive horns	$-	$2,408,638	$2,408,638
Automotive lighting	-	1,098,745	1,098,745
Custom cabinets and countertops	8,150,092	-	8,150,092
Total Revenues	$8,150,092	$3,507,383	$11,657,475

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

Segment information for the three months ended September 30, 2024 and 2023 are as follows:

	For the Three Months Ended September 30, 2024
	Construction	Automotive Supplies	Corporate Services	Total
Revenues	$3,805,621	$953,469	$-	$4,759,090
Operating expenses
Cost of revenues	1,425,247	577,525	-	2,002,772
Personnel	1,115,418	233,982	1,057,455	2,406,855
Personnel – corporate allocation	(84,930)	(40,092)	125,022	-
Depreciation and amortization	166,935	69	-	167,004
General and administrative	415,239	177,348	239,578	832,165
General and administrative – management fees	83,333	75,000	1,215,000	1,373,333
General and administrative – corporate allocation	(64,618)	(55,142)	119,760	-
Professional fees	24,403	22,474	664,147	711,024
Impairment of goodwill and intangible assets	679,175	-	-	679,175
Total operating expenses	3,760,202	991,164	3,420,962	8,172,328
Income (loss) from operations	$45,419	$(37,695)	$(3,420,962)	$(3,413,238)

	For the Three Months Ended September 30, 2023
	Construction	Automotive Supplies	Corporate Services	Total
Revenues	$3,793,285	$883,080	$-	$4,676,365
Operating expenses
Cost of revenues	1,243,938	625,841	-	1,869,779
Personnel	972,355	280,416	410,490	1,663,261
Personnel – corporate allocation	(142,800)	(71,400)	214,200	-
Depreciation and amortization	279,171	51,939	-	331,110
General and administrative	597,105	187,425	484,392	1,268,922
General and administrative – management fees	83,334	75,000	-	158,334
General and administrative – corporate allocation	(134,671)	(19,355)	154,026	-
Professional fees	42,815	44,160	505,227	592,202
Impairment of goodwill and intangible assets	-	-	-	-
Total operating expenses	2,941,247	1,174,026	1,768,335	5,883,608
Income (loss) from operations	$852,038	$(290,946)	$(1,768,335)	$(1,207,243)

Segment information for the nine months ended September 30, 2024 and 2023 are as follows:

	For the Nine Months Ended September 30, 2024
	Construction	Automotive Supplies	Corporate Services	Total
Revenues	$8,555,880	$3,834,917	$-	$12,390,797
Operating expenses
Cost of revenues	4,084,493	2,470,378	-	6,554,871
Personnel	3,177,552	803,013	994,951	4,975,516
Personnel – corporate allocation	(255,515)	(127,010)	382,525	-
Depreciation and amortization	507,117	207	-	507,324
General and administrative	1,298,328	579,673	230,523	2,108,524
General and administrative – management fees	250,000	225,000	1,215,000	1,690,000
General and administrative – corporate allocation	(304,442)	(143,955)	448,397	-
Professional fees	75,830	204,608	4,155,289	4,435,727
Impairment of goodwill and intangible assets	679,175	-	-	679,175
Total operating expenses	9,512,538	4,011,914	7,426,685	20,951,137
Loss from operations	$(956,658)	$(176,997)	$(7,426,685)	$(8,560,340)

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

	For the Nine Months Ended September 30, 2023
	Construction	Automotive Supplies	Corporate Services	Total
Revenues	$8,150,092	$3,507,383	$-	$11,657,475
Operating expenses
Cost of revenues	3,857,695	2,161,209	-	6,018,904
Personnel	2,688,790	927,245	79,229	3,695,264
Personnel – corporate allocation	(452,200)	(226,100)	678,300	-
Depreciation and amortization	837,234	155,817	-	993,051
General and administrative	1,323,757	618,926	430,096	2,372,779
General and administrative – management fees	250,000	225,000	-	475,000
General and administrative – corporate allocation	(406,143)	(140,797)	546,940	-
Professional fees	109,551	152,158	820,288	1,081,997
Impairment of goodwill and intangible assets	-	-	-	-
Total operating expenses	8,208,684	3,873,458	2,554,853	14,636,995
Loss from operations	$(58,592)	$(366,075)	$(2,554,853)	$(2,979,520)

Total assets by operating segment as of September 30, 2024 are as follows:

	As of September 30, 2024
	Construction	Automotive Supplies	Corporate Services	Total
Assets
Current assets	$1,795,127	$1,611,528	$10,084,458	$13,491,113
Long-lived assets	3,313,266	91,333	-	3,404,599
Goodwill	-	-	-	-
Total assets	$5,108,393	$1,702,861	$10,084,458	$16,895,712

NOTE 5—PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2024 and December 31, 2023 consisted of the following:

	September 30, 2024	December 31, 2023
Machinery and equipment	$1,295,499	$1,295,499
Office furniture and equipment	115,409	115,409
Transportation equipment	400,602	400,602
Leasehold improvements	152,908	152,908
Total property and equipment	1,964,418	1,964,418
Less: accumulated depreciation	(1,221,183)	(902,091)
Total property and equipment, net	$743,235	$1,062,327

Depreciation expense for the three and nine months ended September 30, 2024 was $104,260 and $319,092, respectively. Depreciation expense for the three and nine months ended September 30, 2023 was $108,982 and $326,667, respectively.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

NOTE 6—INTANGIBLE ASSETS

Intangible assets as of September 30, 2024 and December 31, 2023 consisted of the following:

	September 30, 2024	December 31, 2023
Customer-related	$2,727,000	$2,727,000
Marketing-related	294,000	294,000
Total intangible assets	3,021,000	3,021,000
Less: accumulated amortization	(1,003,909)	(815,677)
Total intangible assets, net	$2,017,091	$2,205,323

Amortization expense for the three and nine months ended September 30, 2024 was $62,744 and $188,232, respectively. Amortization expense for the three and nine months ended September 30, 2023 was $222,128 and $666,384, respectively.

Estimated amortization expense for intangible assets for the next five years consists of the following as of September 30, 2024:

Year Ending December 31,	Amount
2024 (remaining)	$62,745
2025	181,800
2026	181,800
2027	181,800
2028	181,800
Thereafter	1,227,146
Total estimated amortization expense	$2,017,091

Below is a table summarizing the changes in the carrying amount of goodwill for the nine months ended September 30, 2024:

Amount
Balance as of December 31, 2023	$679,175
Impairment	(679,175)
Balance as of September 30, 2024	$-

During the three and nine months ended September 30, 2024, the Company recorded goodwill impairment of 679,175.

NOTE 7—SELECTED ACCOUNT INFORMATION

Receivables

Receivables as of September 30, 2024 and December 31, 2023 consisted of the following:

	September 30, 2024	December 31, 2023
Trade accounts receivable	$1,572,615	$1,628,293
Factoring reserve holdback	76,771	-
Retainage	225,930	116,542
Total receivables	1,875,316	1,744,835
Allowance for expected credit losses	(47,200)	(47,200)
Total receivables, net	$1,828,116	$1,697,635

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

Inventories

Inventories as of September 30, 2024 and December 31, 2023 consisted of the following:

	September 30, 2024	December 31, 2023
Automotive	$938,221	$1,190,899
Construction	115,874	573,327
Total inventories	1,054,095	1,764,226
Less reserve for obsolescence	(369,200)	(369,200)
Total inventories, net	$684,895	$1,395,026

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of September 30, 2024 and December 31, 2023 consisted of the following:

	September 30, 2024	December 31, 2023
Prepaid expenses	$276,271	$84,166
Prepaid inventory	-	282,410
Prepaid taxes	226,788	204,788
Other current assets	200,000	200,000
Total prepaid expenses and other current assets	$703,059	$771,364

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

The Company prepaid these consulting agreements, totaling $2,498,000, using the proceeds from the public offering (see Note 11). As of September 30, 2024, the total outstanding prepaid expense relating to these consulting agreements was $111,000.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of September 30, 2024 and December 31, 2023 consisted of the following:

	September 30, 2024	December 31, 2023
Trade accounts payable	$1,728,475	$985,559
Credit cards payable	323,223	317,406
Accrued payroll liabilities	1,043,731	628,710
Accrued interest	1,042,206	1,386,536
Accrued dividends	56,203	32,997
Accrued taxes	66	15,903
Other accrued liabilities	763,109	604,686
Total accounts payable and accrued expenses	$4,957,013	$3,971,797

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

NOTE 8—LEASES

Operating Leases

The following was included in the condensed consolidated balance sheets at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Operating lease right-of-use assets	$594,738	$907,748

Operating lease liabilities, current portion	436,253	435,280
Operating lease liabilities, long-term	198,747	523,768
Total operating lease liabilities	$635,000	$959,048

Weighted-average remaining lease term (months)	19	28
Weighted average discount rate	4.99%	4.95%

Rent expense for the three and nine months ended September 30, 2024 was $135,588 and $408,004, respectively. Rent expense for the three and nine months ended September 30, 2023 was $126,772 and $414,155, respectively.

As of September 30, 2024, maturities of operating lease liabilities were as follows:

Year Ending December 31,	Amount
2024 (remaining)	$118,576
2025	413,193
2026	107,966
2027	22,525
Total	662,260
Less: imputed interest	(27,260)
Total operating lease liabilities	$635,000

Finance Leases

As of September 30, 2024, maturities of financing lease liabilities were as follows:

Year Ending December 31,	Amount
2024 (remaining)	$53,477
2025	211,332
2026	211,332
2027	210,042
2028	28,833
Total	715,016
Less: amount representing interest	(65,282)
Total finance lease liabilities	$649,734

As of September 30, 2024, the weighted-average remaining lease term for all finance leases is 40 months and the weighted average discount rate is 5.15%.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

NOTE 9— FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

The fair value of financial instruments measured on a recurring basis as of September 30, 2024 consisted of the following:

	Fair Value Measurements as of September 30, 2024
Description	Level 1	Level 2	Level 3	Total
Derivative liabilities	$-	$-	$544,000	$544,000
Warrant liabilities	-	-	9,900	9,900
Total recurring fair value measurements	-	-	$553,900	$553,900

The following table provides a roll-forward of changes for financial instruments measured at fair value on a recurring basis for the nine months ended September 30, 2024:

Derivative Liabilities	Amount
Balance as of December 31, 2023	$1,389,203
Initial fair value of derivative liabilities upon issuance	1,699,727
Gain on change in fair value of derivative liabilities	(1,689,410)
Extinguishment of derivative liabilities upon conversion or settlement	(855,520)
Balance as of September 30, 2024	$544,000

Warrant Liabilities	Amount
Balance as of December 31, 2023	$-
Fair value of warrant liabilities upon issuance	4,545,700
Gain on change in fair value of warrant liabilities	(1,841,000)
Extinguishment of warrant liabilities upon exercise of prefunded warrants	(2,694,800)
Balance as of September 30, 2024	$9,900

NOTE 10—DEBT

Notes Payable

6% Amortizing Promissory Note

On July 29, 2020, 1847 Asien entered into a securities purchase agreement with Joerg Christian Wilhelmsen and Susan Kay Wilhelmsen, as trustees of the Wilhelmsen Family Trust, U/D/T Dated May 1, 1992 (the “Trust”), pursuant to which 1847 Asien issued a two-year 6% amortizing promissory note in the aggregate principal amount of $1,037,500. This note was subsequently amended on multiple occasions, and pursuant to the latest amendment, the parties agreed to extend the maturity date of the note to July 30, 2023.

On August 22, 2024, the Company and 1847 Asien entered into a settlement and release agreement with the Trust, pursuant to which the Trust surrendered the note and forgave the entire outstanding balance of the note in the amount of $831,027 in exchange for which the Company issued 83,603 series C senior convertible preferred shares to the Trust (see Note 11). The settlement agreement also includes a customary release of claims and covenant not to sue by the Trust. As a result, the Company recognized a gain on extinguishment of debt of $616,127.

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

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

On February 11, 2024, the Company and remaining note holders entered into amendments, pursuant to which the parties agreed to extend the maturity date of these remaining notes to April 11, 2024. As additional consideration for the amendments, the Company agreed to increase the outstanding principal by 20% of the outstanding principal amounts of the remaining notes as an amendment fee. As a result, the Company recognized a loss on extinguishment of debt of $421,875.

On April 11, 2024, the Company and remaining note holders entered into amendments to the notes, pursuant to which the parties agreed to extend the maturity date of these remaining notes to July 10, 2024. As additional consideration for the amendments, the Company agreed to increase the outstanding principal by 20% of the outstanding principal amounts of the remaining notes as an amendment fee. As a result, the Company recognized a loss on extinguishment of debt of $421,875.

On July 10, 2024, the Company and the remaining note holders entered into amendments to the notes, pursuant to which the parties agreed to extend the maturity date of these notes to October 10, 2024. As additional consideration for the amendments, the Company agreed to increase the outstanding principal by 25% of the outstanding principal amounts of the notes as an amendment fee. As a result, the Company recognized a loss on extinguishment of debt of $632,810.

During the nine months ended September 30, 2024, the Company made principal payments totaling $1,437,500, recorded $3,095,645 amortization of debt discount and recognized a loss on extinguishment of $1,476,560. As of September 30, 2024, the total outstanding principal balance is $3,164,060.

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

On June 4, 2024, an event of default occurred, resulting in a $1,250,000 increase to the principal balance. As a result, the Company recognized a loss on extinguishment of debt of $1,250,000. Consequently, the corresponding derivative liability was extinguished.

On August 20, 2024, the parties entered into an amendment, pursuant to which the parties agreed to extend the maturity date of the note to November 30, 2024. As additional consideration for the amendment, the Company agreed to an amendment fee of $500,000. As a result, the Company recognized a loss on extinguishment of debt of $500,000.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

During the nine months ended September 30, 2024, the Company recorded $1,393,100 amortization of debt discount and recognized a loss on extinguishment of $1,750,000. As of September 30, 2024, the total outstanding principal balance is $4,250,000.

Private Placement of 20% OID Promissory Note and Warrants

On May 8, 2024, the Company entered into securities purchase agreement with an accredited investor, pursuant to which the Company issued to such investor (i) a 20% OID subordinated note in the principal amount of $625,000 and (ii) five-year warrants for the purchase of 477 common shares at an adjusted exercise price of $524.55 per share (subject to standard adjustments as defined in the warrant) for total cash proceeds of $500,000.

Additionally, the Company issued a five-year warrant to the placement agent, Spartan Capital Securities, LLC (“Spartan”), for the purchase of 39 common shares at an adjusted exercise price of $577.05 per share (subject to standard adjustments as defined in the warrant agreement). The warrants are exercisable at any time six months after the date of issuance.

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

The note becomes convertible into common shares at the option of the holder at any time on or following the date that an event of default (as defined in the note agreement) occurs under the note at a conversion price equal to 90% of the lowest volume weighted average price of the Company’s common shares on any trading day during the five (5) trading days prior to the conversion date; provided that such conversion price shall not be less than $1.95 per share.

The Company evaluated the embedded features within this note in accordance with ASC 480 and ASC 815. The Company determined that the embedded features, specifically (i) the default penalty of 40% on outstanding principal and accrued interest, and (ii) the conversion option into common shares at 90% of the lowest volume weighted average price in the five days preceding conversion, subject to a $1.95 floor price, constitute derivative liabilities. These features, arising from default provisions not within the Company’s control, including the contingent interest feature and the contingent conversion (deemed redemption) feature, meet the definition of a derivative and do not qualify for derivative accounting exemptions. Consequently, these embedded features are bifurcated from the debt host and recognized as a single derivative liability.

The initial fair value of the derivative liabilities was determined using a Monte Carlo Simulation valuation model, considering various potential outcomes and scenarios. The model used the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 236.98%; (iii) risk-free interest rate of 5.31%; (iv) term of three months; (v) estimated fair value of the common shares of $468 per share; and (vi) various probability assumptions. Subsequent changes in fair value are recognized in the statement of operations each reporting period. The issuance costs for the promissory note, along with the allocated fair values of both the warrants and the bifurcated embedded derivative liability, have been collectively treated as a debt discount. This discount is being amortized to interest expense over the term of the promissory note using the effective interest method.

On September 26, 2024, the parties entered in an amendment to the note to (i) increase the original issue discount to $218,750, (ii) increase the principal amount to $868,750, (iii) increase the default amount (as defined in the note) to 140% and (iv) extend the maturity date to November 30, 2024.

During the nine months ended September 30, 2024, the Company recorded $625,000 amortization of debt discount and recognized a loss on extinguishment of $243,750. As of September 30, 2024, the total outstanding principal balance is $868,750.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

As of September 30, 2024, the total outstanding principal balance is $495,141, net of debt discount of $4,859.

Private Placement of OID Promissory Note and Series D Preferred Shares

On June 28, 2024, the Company’s subsidiaries 1847 Cabinet Inc. (“1847 Cabinet”), High Mountain, Sierra Homes, LLC d/b/a Innovative Cabinets & Design and Kyle’s Custom Wood Shop, Inc. (the “Borrowers”) issued an OID promissory note in the principal amount of up to $2,472,000, to be advanced in one or more tranches, to Breadcrumbs Capital LLC (“Breadcrumbs”).

On June 28, 2024, the parties executed tranche No. 1 in the principal amount of $666,667 for total cash proceeds of $475,000. On July 3, 2024, the parties executed tranche No. 2 in the principal amount of $466,667 for total cash proceeds of $300,000. On July 16, 2024, the parties executed tranche No. 3 in the principal amount of $233,333 for total cash proceeds of $175,000. On August 12, 2024, the parties executed tranche No. 4 in the principal amount of $466,667 for total proceeds of $350,000 (cash proceeds of $250,000 and $100,000 paid directly to third parties to settle accrued liabilities). On August 22, 2024, the parties executed tranche No. 5 in the principal amount of $300,000 for total cash proceeds of $225,000.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

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

During the nine months ended September 30, 2024, the Company made principal payments totaling $1,055,104 and recorded $1,232,616 amortization of debt discount. As of September 30, 2024, the total outstanding principal balance is $577,412, net of debt discount of $500,818.

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

On July 23, 2024, this agreement was amended to increase the sale of future revenues outstanding balance by $1,624,400 to $2,292,500 for net cash proceeds of $1,029,400. The Company is required to make weekly ACH payments in the amount of $45,850. All other terms remained the same.

As a result of the amendment, the Company recorded a debt discount of $595,000, which will be amortized under the effective interest method. The Company is utilizing the prospective method to account for subsequent changes in the estimated future payments, whereby if there is a change in the estimated future cash flows, a new effective interest rate is determined based on the revised estimate of remaining cash flows. The effective interest rate is 74.8%.

During the nine months ended September 30, 2024, the Company made principal payments totaling $1,552,350 and recorded $567,665 amortization of debt discount. As of September 30, 2024, the total outstanding principal balance is $1,413,599, net of debt discount of $466,251.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

Convertible Notes Payable

Secured Convertible Promissory Notes

On October 8, 2021, the Company issued two secured convertible promissory notes in the principal amount of $16,900,000 and $7,860,000 to SILAC Insurance Company (“SILAC”) and a secured convertible promissory note in the principal amount of $100,000 to Leonite Capital LLC (“Leonite”). Thereafter, (i) on September 1, 2023, SILAC entered into a securities purchase agreement with Altimir Partners LP (“Altimir”), pursuant to which Altimir agreed to purchase the secured convertible promissory note in the principal amount of $16,900,000, $765,306 of which was then acquired by Leonite, and (ii) on December 1, 2023, SILAC entered into a securities purchase agreement with Beaman Special Opportunities Partners, LP (“Beaman”), pursuant to which Beaman purchased that the secured convertible promissory note in the principal amount of $7,860,000. In connection with the sale of High Mountain, $5,815,768 of the purchase price was paid to Altimir and $2,819,711 of the purchase price was paid to Beaman. A total of $7,000,000 of these funds are being held by Altimir and Beauman in a reserve account for the Company’s use in connection with a potential acquisition. If such potential acquisition is not completed by November 15, 2024, then these funds will be used to pay down these notes.

On September 30, 2024, the parties entered into an amendment to the notes, which (i) provided for the terms of the reserve account described above, (ii) changed the maturity date to October 8, 2025, (iii) changed the interest rate to 15%, (iv) amended the repayment terms to require monthly payments of interest only commencing on the earlier of completion of the potential acquisition and December 1, 2024 and to require monthly payments of $500,000 commencing on April 1, 2025. The amendment also requires that the Company pay $4,000,000 no later than January 31, 2025 and includes an additional exit fee of $250,000 to be paid on the maturity date or upon the earlier repayment of the notes in full. As additional consideration for entering into the amendment, the Company agreed to pay an amendment fee of $250,000.

As of September 30, 2024, the combined total outstanding principal balance is $22,790,057, net of debt discount of $1,304,637.

6% Subordinated Convertible Promissory Notes

On October 8, 2021, 1847 Cabinet issued 6% subordinated convertible promissory notes in the aggregate principal amount of $5,880,345 to Steven J. Parkey and Jose D. Garcia-Rendon. In connection with sale of High Mountain, $3,207,058 of the purchase price was used to repay the remaining principal and accrued interest of the notes in full.

NOTE 11—SHAREHOLDERS’ DEFICIT

Series A Senior Convertible Preferred Shares

During the nine months ended September 30, 2024, the Company accrued dividends of $135,485 for the series A senior convertible preferred shares and settled $130,968 of previously accrued dividends through the issuance of 625 common shares.

On September 30, 2024, the Company settled $12,432 of previously accrued dividends through the issuance of 5,137 series A senior convertible preferred shares with an allocated value of $1,700. As a result, the Company recognized a gain on extinguishment of debt of $10,732.

During the nine months ended September 30, 2024, an aggregate of 181,212 series A senior convertible preferred shares were converted into an aggregate of 2,437 common shares.

As of September 30, 2024 and December 31, 2023, the Company had 50,592 and 226,667 series A senior convertible preferred shares issued and outstanding, respectively.

Series B Senior Convertible Preferred Shares

During the nine months ended September 30, 2024, the Company accrued dividends of $2,976 for the series B senior convertible preferred shares and settled $13,299 of previously accrued dividends through the issuance of 51 common shares.

During the nine months ended September 30, 2024, an aggregate of 91,567 series B senior convertible preferred shares were converted into an aggregate of 1,523 common shares.

As of September 30, 2024 and December 31, 2023, the Company had 0 and 91,567 series B senior convertible preferred shares issued and outstanding, respectively.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

Series C Senior Convertible Preferred Shares

On August 19, 2024, the Company executed a share designation to designate 83,603 of its shares as series C senior convertible preferred shares. The following is a description of the rights of the series C senior convertible preferred shares.

Ranking. The series C senior convertible preferred shares rank, with respect to the payment of dividends and the distribution of assets upon liquidation, (i) senior to all common shares, allocation shares, and each other class or series that is not expressly made senior to or on parity with the series C senior convertible preferred shares; (ii) on parity with the series D senior convertible preferred shares and each other class or series that is not expressly subordinated or made senior to the series C senior convertible preferred shares; and (iii) junior to the series A senior convertible preferred shares, all indebtedness and other liabilities with respect to assets available to satisfy claims against the Company and each other class or series that is expressly made senior to the series C senior convertible preferred shares.

Dividend Rights. Holders of series C senior convertible preferred shares are entitled to dividends at a rate per annum of 6.0% of the stated value ($10 per share). Dividends shall accrue from day to day, whether or not declared, and shall be cumulative. Dividends shall be payable only upon the liquidation of the Company or upon conversion.

Liquidation Rights. Subject to the rights of creditors and the holders of any senior securities or parity securities (in each case, as defined in the share designation), upon any liquidation of the Company or its subsidiaries, before any payment or distribution of the assets of the Company (whether capital or surplus) shall be made to or set apart for the holders of securities that are junior to the series C senior convertible preferred shares as to the distribution of assets on any liquidation of the Company, including the common shares and allocation shares, each holder of outstanding series C senior convertible preferred shares shall be entitled to receive an amount of cash equal to 100% of the stated value plus an amount of cash equal to all accumulated accrued and unpaid dividends thereon (whether or not declared) to, but not including the date of final distribution to such holders. If, upon any liquidation, the assets, or proceeds thereof, distributable among the holders of the series C senior convertible preferred shares shall be insufficient to pay in full the preferential amount payable to the holders of the series C senior convertible preferred shares and liquidating payments on any other shares of any class or series of parity securities as to the distribution of assets on any liquidation, then such assets, or the proceeds thereof, shall be distributed among the holders of series C senior convertible preferred shares and any such other parity securities ratably in accordance with the respective amounts that would be payable on such series C senior convertible preferred shares and any such other parity securities if all amounts payable thereon were paid in full.

Voting Rights. The series C senior convertible preferred shares do not have any voting rights; provided that, so long as any series C senior convertible preferred shares are outstanding, the affirmative vote of holders of a majority of series C senior convertible preferred shares, voting as a separate class, shall be necessary for approving, effecting or validating any amendment, alteration or repeal of any of the provisions of the share designation.

Conversion Rights. Each series C senior convertible preferred share, plus all accrued and unpaid dividends thereon, shall be convertible, at the option of the holder thereof, at any time and from time to time, into such number of fully paid and nonassessable common shares determined by dividing the stated value ($10 per share), plus the value of the accrued, but unpaid, dividends thereon, by the conversion price of $150 per share (subject to standard adjustments in the event of any share splits, share combinations, share reclassifications, dividends paid in common shares, sales of substantially all of the Company’s assets, mergers, consolidations or similar transactions); provided that in no event shall the holder of any series C senior convertible preferred shares be entitled to convert any number of series C senior convertible preferred shares that upon conversion the sum of (i) the number of common shares beneficially owned by the holder and its affiliates and (ii) the number of common shares issuable upon the conversion of the series C senior convertible preferred shares with respect to which the determination of this proviso is being made, would result in beneficial ownership by the holder and its affiliates of more than 4.99% of the then outstanding common shares. This limitation may be waived (up to a maximum of 9.99%) by the holder and in its sole discretion, upon not less than sixty-one (61) days’ prior notice to the Company.

Redemption Rights. Not redeemable.

On August 22, 2024, the Company issued 83,603 series C senior convertible preferred shares to the Trust as settlement of the outstanding balance of the 6% amortizing promissory note in the amount of $831,027 (see Note 10). As a result, the Company recognized a gain on extinguishment of debt of $616,127.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

During the nine months ended September 30, 2024, the Company accrued dividends of $5,360 for the series C senior convertible preferred shares.

As of September 30, 2024 and December 31, 2023, the Company had 83,603 and 0 series C senior convertible preferred shares issued and outstanding, respectively.

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

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

Conversion Rights. Each series D senior convertible preferred share, plus all accrued and unpaid dividends thereon, shall be convertible, at the option of the holder thereof, at any time and from time to time, into such number of fully paid and nonassessable common shares determined by dividing the stated value ($0.339 per share), plus the value of the accrued, but unpaid, dividends thereon, by the conversion price of $66.105 per share (subject to standard adjustments in the event of any share splits, share combinations, share reclassifications, dividends paid in common shares, sales of substantially all of the Company’s assets, mergers, consolidations or similar transactions); provided that in no event shall the holder of any series D senior convertible preferred shares be entitled to convert any number of series D senior convertible preferred shares that upon conversion the sum of (i) the number of common shares beneficially owned by the holder and its affiliates and (ii) the number of common shares issuable upon the conversion of the series D senior convertible preferred shares with respect to which the determination of this proviso is being made, would result in beneficial ownership by the holder and its affiliates of more than 4.99% of the then outstanding common shares. This limitation may be waived (up to a maximum of 9.99%) by the holder and in its sole discretion, upon not less than sixty-one (61) days’ prior notice to the Company.

Redemption Rights. Not redeemable.

On June 28, 2024, the Company issued 1,966,570 series D senior convertible preferred shares in connection with the closing of the first tranche under the OID promissory note of $666,667 (see Note 10). $214,000 of the net proceeds were allocated on a relative fair value basis to the series D senior preferred shares.

On July 3, 2024, the Company issued 1,376,599 series D senior convertible preferred shares in connection with the closing of the second tranche under the OID promissory note of $466,667 (see Note 10). $122,800 of the net proceeds were allocated on a relative fair value basis to the series D senior preferred shares.

On July 16, 2024, the Company issued 688,298 series D senior convertible preferred shares in connection with the closing of the third tranche under the OID promissory note of $233,333 (see Note 10). $67,400 of the net proceeds were allocated on a relative fair value basis to the series D senior preferred shares.

On August 12, 2024, the Company issued 1,376,599 series D senior convertible preferred shares in connection with the closing of the fourth tranche under the OID promissory note of $466,667 (see Note 10). $113,000 of the net proceeds were allocated on a relative fair value basis to the series D senior preferred shares.

On August 22, 2024, the Company issued 884,956 series D senior convertible preferred shares in connection with the closing of the fifth tranche under the OID promissory note of $300,000 (see Note 10). $82,900 of the net proceeds were allocated on a relative fair value basis to the series D senior preferred shares.

During the nine months ended September 30, 2024, the Company accrued dividends of $42,876 for the series D senior convertible preferred shares.

As of September 30, 2024 and December 31, 2023, the Company had 6,293,022 and 0 series D senior convertible preferred shares issued and outstanding, respectively.

Common Shares

On February 9, 2024, the Company entered into a securities purchase agreement with certain purchasers and a placement agency agreement with Spartan, pursuant to which the Company agreed to issue and sell to such purchasers an aggregate of 9,364 common shares and prefunded warrants for the purchase of 16,280 common shares at an offering price of $1.95 per common share and $193.05 per prefunded warrant, pursuant to the Company’s effective registration statement on Form S-1 (File No. 333-276670). On February 14, 2024, the closing of this offering was completed. At the closing, the purchasers prepaid the exercise price of the prefunded warrants in full. Therefore, the Company received total gross proceeds of $5,000,000. Pursuant to the placement agency agreement, Spartan received a cash transaction fee equal to 8% of the aggregate gross proceeds and reimbursement of certain out-of-pocket expenses. After deducting these and other offering expenses, the Company received net proceeds of approximately $4,335,000. During the nine months ended September 30, 2024, the Company issued an aggregate of 16,275 common shares upon the exercise of prefunded warrants.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

During the nine months ended September 30, 2024, the Company issued an aggregate of 5,863 common shares with a fair value of $2,026,499 upon the conversions of convertible promissory notes and accrued interest totaling $1,170,979 and extinguishment of derivative liabilities of $855,520.

During the nine months ended September 30, 2024, the Company issued an aggregate of 676 common shares to the holders of the series A and B senior convertible preferred shares in settlement of $144,267 of accrued dividends. Pursuant to the series A and B senior convertible preferred shares designations, dividends payable in common shares shall be calculated based on a price equal to eighty percent (80%) of the volume weighted average price for the common shares on the Company’s principal trading market during the five (5) trading days immediately prior to the applicable dividend payment date.

During the nine months ended September 30, 2024, the Company issued an aggregate of 2,437 common shares upon the conversion of an aggregate of 181,212 series A senior convertible preferred shares.

During the nine months ended September 30, 2024, the Company issued an aggregate of 1,523 common shares upon the conversion of an aggregate of 91,567 series B senior convertible preferred shares.

Potential Common Stock Equivalents

For the nine months ended September 30, 2024, there were 13,278,444 potential common share equivalents from series A, C and D senior convertible preferred shares, convertible notes, and warrants excluded from the diluted loss per share calculations as their effect is anti-dilutive.

Manager’s Profit Allocation (Distribution Receivable)

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

Prior to the sale of High Mountain, the last occurrence of profit allocation distribution to the Manager by the Company was during the fourth quarter of 2020, concurrent with the spin-off of a former subsidiary. Following the profit allocation distribution to the Manager, the board of directors identified a need to adjust the distribution to the Manager, which resulted in the recognition of a $2 million distribution receivable from the Manager within shareholders’ equity, with repayment anticipated upon the occurrence of the next qualified profit allocation distribution event (the “Distribution Receivable”).

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

On September 30, 2024, the Company sold substantially all of the assets of Hight Mountain to BFS for an aggregate cash only purchase price of $17,000,000, subject to certain pre-closing and post-closing adjustments. At closing, the purchase price was subject to a working capital adjustment and was also reduced by the amount of outstanding indebtedness repaid at closing or assumed by BFS, as well as certain transaction expenses.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

The sale of High Mountain qualified as a Sale Event that entitles the Manager to receive a 20% profit allocation, or $875,000, in accordance with the profit allocation formula outlined in the operating agreement. Additionally, the Manager is entitled to receive a transaction fee of 2.0%, or $340,000. The Manager’s profit allocation and transaction fee were applied as a credit to the Distribution Receivable, leaving a balance of $785,000 as of September 30, 2024.

Warrants

Warrants Issued in Public Equity Offering

On February 14, 2024 (as described above), the Company closed on a securities purchase agreement with certain purchasers and a placement agency agreement with Spartan, pursuant to which the Company agreed to issue and sell to such purchasers prefunded warrants for the purchase of 16,280 common shares at an exercise price of $1.95 per common share.

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

The fair value of the warrants deemed to be a liability, due to certain contingent put features, was determined using the Black-Scholes option pricing model, which was deemed to be an appropriate model due to the terms of the warrants issued, including a fixed term and exercise price. The assumptions used in the model were as follows: (i) dividend yield of 0%; (ii) expected volatility of 149.05%; (iii) risk-free interest rate of 4.86%; (iv) expected life of one year; (v) estimated fair value of the common shares of $380.25 per share; (vi) exercise price of $1.95.

Warrants Issued in Private Placement with 20% OID Promissory Note

On May 8, 2024, the Company issued five-year warrants for the purchase of 477 common shares at an adjusted exercise price of $524.55 per share (subject to standard adjustments as defined in the warrant agreement). Additionally, the Company issued a five-year warrant to the placement agent, Spartan, for the purchase of 39 common shares at an adjusted exercise price of $577.05 per share (subject to standard adjustments as defined in the warrant agreement). The warrants are exercisable at any time six months after the date of issuance.

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

The fair value of the warrants deemed to be a liability, due to certain contingent put features, was determined using the Black-Scholes option pricing model, which was deemed to be an appropriate model due to the terms of the warrants issued, including a fixed term and exercise price. The assumptions used in the model were as follows: (i) dividend yield of 0%; (ii) expected volatility of 160.8%; (iii) risk-free interest rate of 4.5%; (iv) expected life of 5.5 years; (v) estimated fair value of the common shares of $468 per share; (vi) exercise price of $524.55.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

The remaining proceeds were allocated to the placement agent warrants and note based on their relative fair value using the Black-Scholes option pricing model. The assumptions used in the model were as follows: (i) dividend yield of 0%; (ii) expected volatility of 160.8%; (iii) risk-free interest rate of 4.5%; (iv) expected life of 5.5 years; (v) estimated fair value of the common shares of $468 per share; (vi) exercise price of $577.05. The fair value of the placement agent warrants was $16,800, resulting in the amount allocated to the warrants, based on their relative fair value of $7,573, which was recorded as additional paid-in capital.

Exercise Price Adjustments to Warrants

As a result of the issuance of common shares in the offering on February 14, 2024, the exercise price of certain of the Company’s outstanding warrants was adjusted to $1.95 pursuant to certain antidilution provisions of such warrants (down round feature). As a result, the Company recognized a deemed dividend of $1,000, which was calculated using a Black-

Below is a table summarizing the changes in warrants outstanding during the nine months ended September 30, 2024:

	Warrants	Weighted- Average Exercise Price
Outstanding at December 31, 2023	706	$6,597.35
Granted	16,796	18.13
Exercised/settled	(16,275)	(1.95)
Outstanding at September 30, 2024	1,227	$4,012.72
Exercisable at September 30, 2024	711	$6,541.33

As of September 30, 2024, the outstanding warrants have a weighted average remaining contractual life of 4.09 years and a total intrinsic value of $127.

NOTE 12—SUBSEQUENT EVENTS

Public Offering

On October 28, 2024, the Company entered into a securities purchase agreement with certain purchasers and a placement agency agreement with Spartan, as placement agent, relating to the Company’s public offering of units. Pursuant to the securities purchase agreement and the placement agency agreement, the Company agreed to issue and sell to the purchasers an aggregate of 587,301 units, at a purchase price of $18.9 per unit, for total gross proceeds of approximately $11.1 million, pursuant to the Company’s registration statement on Form S-1 (File No. 333-282201) under the Securities Act of 1933, as amended. The units are comprised of (i) 587,301 common shares, (ii) series A warrants to purchase 587,301 common shares at an exercise price of $28.5 per share and (iii) series B warrants to purchase 587,301 common shares at an exercise price of $37.8 per share.

On October 30, 2024, the closing of the offering was completed. Pursuant to the placement agency agreement, Spartan received a cash transaction fee equal to 8% of the aggregate gross proceeds, a non-accountable expense allowance equal to 1% of the aggregate gross proceeds and reimbursement of certain out-of-pocket expenses. After deducting these expenses, the Company received net proceeds of approximately $9.9 million.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

The series A warrants are exercisable at any time at an exercise price of $28.5 per share and will expire five years from the date of issuance. The series B warrants are exercisable at any time at an exercise price of $37.8 per share and will expire five years from the date of issuance. Under an alternate cashless exercise option contained in the series A warrants, the holders of the series A warrants will have the right to receive an aggregate number of shares equal to the product of (i) the aggregate number of common shares that would be issuable upon a cash exercise of the series A warrants and (ii) 2.0. in addition, the series A warrants and the series B warrants contain a reset of the exercise price to a price equal to the lesser of (i) the then exercise price and (ii) lowest volume weighted average price for the five trading days immediately preceding and immediately following the date the Company effects a reverse share split in the future with a proportionate adjustment to the number of shares underlying the series A warrants and the series B warrants, subject to a floor price of $0.10. Finally, with certain exceptions, the series B warrants provide for an adjustment to the exercise price and number of shares underlying such the series B warrants upon the Company’s issuance of common shares or common share equivalents at a price per share that is less than the exercise price of the series B warrants, subject to a floor price of $0.10.

As a result of the 1-for-15 reverse share split completed on August 11, 2024 and the related adjustment described above, the exercise prices of the series A warrants and the series B warrants was adjusted to $1.50 (the floor price following the reverse split), the number of series A warrants was increased to 8,583,969 and the number of series B warrants was increased to 14,799,979.

Subsequent to completion of the offering, purchases have exercised an aggregate of 7,879,430 series A warrants for an aggregate of 15,758,861 common shares in accordance with the alternate cashless exercise provision described above.

Debt Conversions

During October 2024, Mast Hill Fund, LP converted the remaining balance of the promissory note issued to it on February 9, 2023 into an aggregate of 13,353 common shares, which included the conversion of principal of $188,646, interest of $16,211 and conversion fees of $10,500.

During October 2024, Mast Hill Fund, LP converted a portion of the promissory note issued to it on February 22, 2023 into an aggregate of 8,970 common shares, which included the conversion of principal of $135,044, interest of $46,949 and conversion fees of $7,000.

During October 2024, the Company entered into cancellation and exchange agreements with the holder of the 20% OID subordinated note originally issued on March 4, 2024 (see Note 10), pursuant to which an aggregate of $221,575 of the note was exchanged for an aggregate of 11,401 common shares.

Debt Repayments

The Company used a portion of the net proceeds from the public offering described above to repay the remaining balance of the promissory note issued to Mast Hill Fund, LP on February 22, 2023 in full.

The Company also used a portion of the net proceeds from the public offering described above to repay the 20% OID subordinated promissory notes originally issued on August 11, 2023 and the 20% OID subordinated promissory note originally issued on May 8, 2024 in full (see Note 10).

The Company also used a portion of the net proceeds from the public offering described above to repay $2,015,325 of the 20% OID subordinated note originally issued on March 4, 2024 (see Note 10), leaving a balance of $2,234,675.

Amendment to 20% OID Subordinated Note

On November 15, 2024, the Company entered into an amendment to the 20% OID subordinated note originally issued on March 4, 2024 (see Note 10) to (i) reflect the repayment described above, (ii) increase the principal amount remaining to $2,681,610 and (iii) extend the maturity date to December 31, 2024.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

Signing of Acquisition Agreement

On November 4, 2024, 1847 CMD Inc. (“1847 CMD” ), a newly formed wholly owned subsidiary of the Company, entered into a stock and membership interest purchase agreement (the “Purchase Agreement”) with the owner (“Seller”) of CMD Inc. (“CMD”) and CMD Finish Carpentry LLC (“Finish” and together with CMD, the “CMD Companies”), pursuant to which 1847 CMD agreed to acquire from the Seller all of the issued and outstanding capital stock of CMD and all of the membership interests in Finish for an aggregate cash purchase price of $18,750,000, subject to adjustment as described below. Upon the execution of the Purchase Agreement, the Company paid to the Seller a deposit of $1,000,000, which shall be applied toward the purchase price. The transaction is expected to be completed on or before December 3, 2024.

The purchase price is subject to a closing date net working capital adjustment in cash, and a post-closing net working capital adjustment in cash if the adjustment is in favor of 1847 CMD, or in the form of a promissory note if the adjustment is in favor of the Seller. If a working capital promissory note is issued, it will be secured in a subordinate position by the assets of 1847 CMD and the CMD Companies, guaranteed by the Company and the CMD Companies, and by a pledge agreement in the equity of 1847 CMD and the CMD Companies.

The Purchase Agreement contains customary representations, warranties and covenants, including a covenant that the Seller will not compete with the business of 1847 CMD for a period of three (3) years following closing. The Purchase Agreement also contains mutual indemnification for breaches of representations or warranties and failure to perform covenants or obligations contained in the Purchase Agreement. In the case of the indemnification provided by the Seller with respect to breaches of certain non-fundamental representations and warranties, the Seller will only become liable for indemnified losses if the amount exceeds an aggregate of $60,000, whereupon the Seller will be liable for all losses back to the first dollar, provided that the liability of the Seller for breaches of certain non-fundamental representations and warranties shall not exceed $2,512,500. The closing of the transaction contemplated in the Purchase Agreement is subject to customary closing conditions.

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

On October 8, 2021, our subsidiary 1847 Cabinet acquired High Mountain Door & Trim Inc., a Nevada corporation, or High Mountain, which we subsequently sold on September 30, 2024 (see “—Discontinued Operations” below), and Sierra Homes, LLC d/b/a Innovative Cabinets & Design, a Nevada limited liability company, or Innovative Cabinets. Innovative Cabinets is headquartered in Reno, Nevada and was founded in 2008. It specializes in custom cabinetry and countertops for a client base consisting of single-family homeowners, builders of multi-family homes, as well as commercial clients.

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

Recent Developments

Reverse Share Split

On August 11, 2024, we completed 1-for-15 reverse split of our outstanding common shares. All share and per share data referred to throughout this report have been retroactively adjusted to reflect the reverse share split.

Public Offering

On October 28, 2024, we entered into a securities purchase agreement with certain purchasers and a placement agency agreement with Spartan Capital Securities, LLC, or Spartan, as placement agent, relating to our public offering of units. Pursuant to the securities purchase agreement and the placement agency agreement, we agreed to issue and sell to the purchasers an aggregate of 587,301 units, at a purchase price of $18.9 per unit, for total gross proceeds of approximately $11.1 million, pursuant to our registration statement on Form S-1 (File No. 333-282201) under the Securities Act of 1933, as amended. The units are comprised of (i) 587,301 common shares, (ii) series A warrants to purchase 587,301 common shares at an exercise price of $28.5 per share and (iii) series B warrants to purchase 587,301 common shares at an exercise price of $37.8 per share.

On October 30, 2024, the closing of the offering was completed. Pursuant to the placement agency agreement, Spartan received a cash transaction fee equal to 8% of the aggregate gross proceeds, a non-accountable expense allowance equal to 1% of the aggregate gross proceeds and reimbursement of certain out-of-pocket expenses. After deducting these expenses, we received net proceeds of approximately $9.9 million.

The series A warrants are exercisable at any time at an exercise price of $28.5 per share and will expire five years from the date of issuance. The series B warrants are exercisable at any time at an exercise price of $37.8 per share and will expire five years from the date of issuance. Under an alternate cashless exercise option contained in the series A warrants, the holders of the series A warrants will have the right to receive an aggregate number of shares equal to the product of (i) the aggregate number of common shares that would be issuable upon a cash exercise of the series A warrants and (ii) 2.0. in addition, the series A warrants and the series B warrants contain a reset of the exercise price to a price equal to the lesser of (i) the then exercise price and (ii) lowest volume weighted average price for the five trading days immediately preceding and immediately following the date we effect a reverse share split in the future with a proportionate adjustment to the number of shares underlying the series A warrants and the series B warrants, subject to a floor price of $0.10. Finally, with certain exceptions, the series B warrants provide for an adjustment to the exercise price and number of shares underlying such the series B warrants upon our issuance of common shares or common share equivalents at a price per share that is less than the exercise price of the series B warrants, subject to a floor price of $0.10.

As a result of the 1-for-15 reverse share split completed on August 11, 2024 and the related adjustment described above, the exercise prices of the series A warrants and the series B warrants was adjusted to $1.50 (the floor price following the reverse split), the number of series A warrants was increased to 8,583,969 and the number of series B warrants was increased to 14,799,979.

Subsequent to completion of the offering, purchases have exercised an aggregate of 7,879,430 series A warrants for an aggregate of 15,758,861 common shares in accordance with the alternate cashless exercise provision described above.

Debt Conversions

During October 2024, Mast Hill Fund, LP converted the remaining balance of the promissory note issued to it on February 9, 2023 into an aggregate of 13,353 common shares, which included the conversion of principal of $188,646, interest of $16,211 and conversion fees of $10,500.

During October 2024, Mast Hill Fund, LP converted a portion of the promissory note issued to it on February 22, 2023 into an aggregate of 8,970 common shares, which included the conversion of principal of $135,044, interest of $46,949 and conversion fees of $7,000.

During October 2024, we entered into cancellation and exchange agreements with the holder of the 20% OID subordinated note originally issued on March 4, 2024, pursuant to which an aggregate of $221,575 of the note was exchanged for an aggregate of 11,401 common shares.

Debt Repayments

We used a portion of the net proceeds from the public offering described above to repay the remaining balance of the promissory note issued to Mast Hill Fund, LP on February 22, 2023 in full.

We also used a portion of the net proceeds from the public offering described above to repay the 20% OID subordinated promissory notes originally issued on August 11, 2023 and the 20% OID subordinated promissory note originally issued on May 8, 2024 in full.

We also used a portion of the net proceeds from the public offering described above to repay $2,015,325 of the 20% OID subordinated note originally issued on March 4, 2024, leaving a balance of $2,234,675.

Amendment to 20% OID Subordinated Note

On November 15, 2024, we entered into an amendment to the 20% OID subordinated note originally issued on March 4, 2024 to (i) reflect the repayment described above, (ii) increase the principal amount remaining to $2,681,610 and (iii) extend the maturity date to December 31, 2024.

Signing of Acquisition Agreement

On November 4, 2024, 1847 CMD Inc., or 1847 CMD, a newly formed wholly owned subsidiary of our company, entered into a stock and membership interest purchase agreement, or the Purchase Agreement with the owner, or the Seller, of CMD Inc., or CMD, and CMD Finish Carpentry LLC, or Finish, which we collectively refer to as the CMD Companies, pursuant to which 1847 CMD agreed to acquire from the Seller all of the issued and outstanding capital stock of CMD and all of the membership interests in Finish for an aggregate cash purchase price of $18,750,000, subject to adjustment as described below. Upon the execution of the Purchase Agreement, we paid to the Seller a deposit of $1,000,000, which shall be applied toward the purchase price. The transaction is expected to be completed on or before December 3, 2024.

The purchase price is subject to a closing date net working capital adjustment in cash, and a post-closing net working capital adjustment in cash if the adjustment is in favor of 1847 CMD, or in the form of a promissory note if the adjustment is in favor of the Seller. If a working capital promissory note is issued, it will be secured in a subordinate position by the assets of 1847 CMD and the CMD Companies, guaranteed by our company and the CMD Companies, and by a pledge agreement in the equity of 1847 CMD and the CMD Companies.

The Purchase Agreement contains customary representations, warranties and covenants, including a covenant that the Seller will not compete with the business of 1847 CMD for a period of three (3) years following closing. The Purchase Agreement also contains mutual indemnification for breaches of representations or warranties and failure to perform covenants or obligations contained in the Purchase Agreement. In the case of the indemnification provided by the Seller with respect to breaches of certain non-fundamental representations and warranties, the Seller will only become liable for indemnified losses if the amount exceeds an aggregate of $60,000, whereupon the Seller will be liable for all losses back to the first dollar, provided that the liability of the Seller for breaches of certain non-fundamental representations and warranties shall not exceed $2,512,500. The closing of the transaction contemplated in the Purchase Agreement is subject to customary closing conditions.

Management Fees

On April 15, 2013, we and our manager entered into a management services agreement, pursuant to which we are required to pay our manager a quarterly management fee equal to 0.5% of our adjusted net assets for services performed (which we refer to as the parent management fee). The amount of the parent management fee with respect to any fiscal quarter is (i) reduced by the aggregate amount of any management fees received by our manager under any offsetting management services agreements with respect to such fiscal quarter, (ii) reduced (or increased) by the amount of any over-paid (or under-paid) parent management fees received by (or owed to) our manager as of the end of such fiscal quarter, and (iii) increased by the amount of any outstanding accrued and unpaid parent management fees. We did not expense any parent management fees for the three and nine months ended September 30, 2024 and 2023.

Following the assignment of all of the assets of Asien’s Appliance, Inc. on February 26, 2024 as described under “—Discontinued Operations” below, our manager ceased to provide services to 1847 Asien Inc. for quarterly management fees. 1847 Asien Inc. expensed management fees of $0 and $75,000 for the three months ended September 30, 2024 and 2023, respectively, and $50,000 and $225,000 for the nine months ended September 30, 2024 and 2023, respectively, which is included in discontinued operations.

On August 21, 2020, 1847 Cabinet entered into an offsetting management services agreement with our manager, which was amended on October 8, 2021. Pursuant to the amended management services agreement, our manager will provide certain services to 1847 Cabinet in exchange for a quarterly management fee. This fee will be the greater of $125,000 or 2% of adjusted net assets (as defined within the amended management services agreement). 1847 Cabinet expensed management fees of $125,000 for the three months ended September 30, 2024 and 2023 and $375,000 for the nine months ended September 30, 2024 and 2023, of which $41,667 and $125,000 for the three and nine months ended September 30, 2024 and 2023 respectively, is included in discontinued operations.

On March 30, 2021, 1847 Wolo entered into an offsetting management services agreement with our manager. Pursuant to the management services agreement, our manager will provide certain services to 1847 Wolo in exchange for a quarterly management fee. This fee will be the greater of $75,000 or 2% of adjusted net assets (as defined within the management services agreement). 1847 Wolo expensed management fees of $75,000 for the three months ended September 30, 2024 and 2023 and $225,000 for the nine months ended September 30, 2024 and 2023.

Following the foreclosure sale of all of the assets of ICU Eyewear, Inc. on August 5, 2024 as described under “—Discontinued Operations” below, our manager ceased to provide services to 1847 ICU Holdings Inc. for quarterly management fees. 1847 ICU Holdings Inc. expensed management fees of $25,000 and $75,000 for the three months ended September 30, 2024 and 2023, respectively, and $175,000 and $150,000 for the nine months ended September 30, 2024 and 2023, respectively, which is included in discontinued operations.

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

In addition, the sale of High Mountain qualified as a sale event under our operating agreement that entitles our manager to receive a 20% profit allocation, or $875,000, in accordance with the profit allocation formula outlined in the operating agreement. Additionally, our manager is entitled to receive a transaction fee of 2.0%, or $340,000. The profit allocation and transaction fee was recorded as management fees.

On a consolidated basis, our company expensed total management fees from continued operations and discontinued operations of $1,373,333 and $66,667 for the three months ended September 30, 2024, respectively, and $158,333 and $191,667 for the three months ended September 30, 2023, respectively. Our company expensed total management fees from continued operations and discontinued operations of $1,690,000 and $350,000 for the nine months ended September 30, 2024, respectively, and $475,000 and $500,000 for the nine months ended September 30, 2023, respectively.

Segments

Following the divestures described under “—Discontinued Operations” below, we now have two reportable segments:

●	The construction segment specializes in designing, building, and installing custom cabinetry and countertops.

●	The automotive supplies segment provides horn and safety products (electric, air, truck, marine, motorcycle, and industrial equipment) and vehicle emergency and safety warning lights (cars, trucks, industrial equipment, and emergency vehicles).

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

Discontinued Operations

On May 28, 2020, our subsidiary 1847 Asien Inc. acquired Asien’s Appliance, Inc., a California corporation, or Asien’s, which provided a wide variety of appliance services. On February 26, 2024, Asien’s entered into a general assignment for the benefit of its creditors with SG Service Co., LLC. Pursuant to the assignment, Asien’s transferred ownership of all or substantially all of its right, title, and interest in, as well as custody and control of, its assets to SG Service Co., LLC in trust. Following the assignment, we retained no financial interest in Asien’s. Accordingly, the results of operations of Asien’s are reported as discontinued operations for the three and nine months ended September 30, 2024 and 2023.

On February 9, 2023, our subsidiary 1847 ICU Holdings Inc. acquired ICU Eyewear Holdings, Inc., a California corporation, and its subsidiary ICU Eyewear, Inc., a California corporation, or ICU Eyewear, which specialized in the sale and distribution of reading eyewear and sunglasses, blue light blocking eyewear, sun readers, and other outdoor specialty sunglasses, as well as select health and personal care items, including face masks. Our company was a limited guarantor of an amended and restated credit and security agreement, or Loan Agreement, that was entered into on September 11, 2023 between AB Lending SPV I LLC d/b/a Mountain Ridge Capital, or the ICU Lender, and ICU Eyewear, ICU Eyewear Holdings, Inc. and 1847 ICU Holdings Inc. Pursuant to the Loan Agreement, the ICU Lender had a security interest in all the assets of ICU Eyewear. ICU Eyewear was in default under the Loan Agreement and consented to a foreclosure by the ICU Lender and private sale of substantially all of its assets in an Article 9 sale process, pursuant to Section 9-610 of the Uniform Commercial Code as in effect in the State of New York and Section 9-610 of the Uniform Commercial Code as in effect in the State of California. On August 5, 2024, ICU Eyecare Solutions Inc., an entity that is not affiliated with our company, was the successful bidder with a cash bid of $4,250,000. Pursuant to an agreement, dated August 5, 2024, and in consideration for such purchase price, the ICU Lender having foreclosed on its security interest in all of the assets of ICU Eyewear then conveyed all of its rights, title, and interest in all of such assets to ICU Eyecare Solutions Inc. Following the sale, we retained no financial interest in ICU Eyewear. Accordingly, the results of operations of ICU Eyewear are reported as discontinued operations for the three and nine months ended September 30, 2024 and 2023.

As noted above, on October 8, 2021, our subsidiary 1847 Cabinet acquired High Mountain, which specialized in all aspects of finished carpentry products and services. On September 30, 2024, we entered into an asset purchase agreement, or the Purchase Agreement, with BFS Group LLC, or BFS, and High Mountain, pursuant to which we sold substantially all of the assets of Hight Mountain to BFS for an aggregate cash only purchase price of $17,000,000, subject to certain pre-closing and post-closing adjustments. At closing, the purchase price was subject to a working capital adjustment and was also reduced by the amount of outstanding indebtedness repaid at closing or assumed by BFS, as well as certain transaction expenses. Additionally, the purchase price was reduced by $1,700,000, which may be used for certain post-closing payments. Following the sale, we retained no financial interest in High Mountain. Accordingly, the results of operations of High Mountain are reported as discontinued operations for the three and nine months ended September 30, 2024 and 2023.

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

The following table sets forth key components of our results of continuing operations during the three months ended September 30, 2024 and 2023, both in dollars and as a percentage of our revenues.

	Three Months Ended September 30,
	2024		2023
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$4,759,090	100.0%	$4,676,365	100.0%
Operating expenses
Cost of revenues	2,002,772	42.1%	1,869,779	40.0%
Personnel	2,406,855	50.6%	1,663,261	35.6%
Depreciation and amortization	167,004	3.5%	331,110	7.1%
General and administrative	2,205,498	46.3%	1,427,256	30.5%
Professional fees	711,024	14.9%	592,202	12.7%
Impairment of goodwill and intangible assets	679,175	14.3%	-	-
Total operating expenses	8,172,328	171.7%	5,883,608	125.8%
Loss from operations	(3,413,238)	(71.7)%	(1,207,243)	(25.8)%
Other income (expenses)
Other income (expense)	(1,285,055)	(27.0)%	156	0.0%
Interest expense	(1,140,526)	(24.0)%	(2,116,445)	(45.3)%
Amortization of debt discounts	(2,107,104)	(44.3)%	(2,661,260)	(56.9)%
Loss on extinguishment of debt	(1,642,701)	(34.5)%	-	-
Gain (loss) on change in fair value of warrant liabilities	81,400	1.7%	(27,900)	(0.6)%
Gain on change in fair value of derivative liabilities	3,592,435	75.5%	425,977	9.1%
Total other expense	(2,501,551)	(52.6)%	(4,379,472)	(93.7)%
Net loss before income taxes	(5,914,789)	(124.3)%	(5,586,715)	(119.5)%
Income tax benefit	357,000	7.5%	450,000	9.6%
Net loss from continuing operations	$(5,557,789)	(116.8)%	$(5,136,715)	(109.8)%

Revenues. Our total revenues were $4,759,090 for the three months ended September 30, 2024, as compared to $4,676,365 for the three months ended September 30, 2023.

The construction segment generates revenue through the sale of custom cabinetry and countertops. Revenues from the construction segment increased by $12,336, or 0.3%, to $3,805,621 for the three months ended September 30, 2024 from $3,793,285 for the three months ended September 30, 2023. The increase in revenues was primarily attributed to an increase in new multi-family projects and an increase in the average customer contract value.

The automotive supplies segment generates revenue through the design and sale of horn and safety products (electric, air, truck, marine, motorcycle and industrial equipment), including vehicle emergency and safety warning lights for cars, trucks, industrial equipment and emergency vehicles. Revenues from the automotive supplies segment increased by $70,389, or 8.0%, to $953,469 for the three months ended September 30, 2024 from $883,080 for the three months ended September 30, 2023. The increase in revenues was primarily attributed to an improved supply chain with manufacturers, although inventory challenges within the supply chain to meet customer demands continue to persist.

Cost of revenues. Our total cost of revenues was $2,002,772 for the three months ended September 30, 2024, as compared to $1,869,779 for the three months ended September 30, 2023.

Cost of revenues for the construction segment consists of finished goods, lumber, hardware and materials and plus direct labor and related costs, net of any material discounts from vendors. Cost of revenues for the construction segment increased by $181,309, or 14.6%, to $1,425,247 for the three months ended September 30, 2024 from $1,243,938 for the three months ended September 30, 2023. Such increase was primarily attributed to the corresponding increase in revenues and increased material costs. As a percentage of construction revenues, cost of revenues for the construction segment was 37.5% and 32.8% for the three months ended September 30, 2024 and 2023, respectively.

Cost of revenues for the automotive supplies segment consists of the costs of purchased finished goods plus freight and tariff costs. Cost of revenues for the automotive supplies segment decreased by $48,316, or 7.7%, to $577,525 for the three months ended September 30, 2024 from $625,841 for the three months ended September 30, 2023. Such decrease was primarily attributed to improved supply chain negotiations leading to better pricing and more efficient procurement. As a percentage of automotive supplies revenues, cost of revenues for the automotive supplies segment was 60.6% and 70.9% for the three months ended September 30, 2024 and 2023, respectively.

Personnel costs. Personnel costs include employee salaries and bonuses plus related payroll taxes. It also includes health insurance premiums, 401(k) contributions, and training costs. Our total personnel costs were $2,406,855 for the three months ended September 30, 2024, as compared to $1,663,261 for the three months ended September 30, 2023.

Personnel costs for the construction segment increased by $200,933, or 24.2%, to $1,030,488 for the three months ended September 30, 2024 from $829,555 for the three months ended September 30, 2023. Such increase was primarily attributed to increased employee headcount and corporate wage allocations. As a percentage of construction revenue, personnel costs for the construction segment were 27.1% and 21.9% for the three months ended September 30, 2024 and 2023, respectively.

Personnel costs for the automotive supplies segment decreased by $15,126, or 7.2%, to $193,890 for the three months ended September 30, 2024 from $209,016 for the three months ended September 30, 2023. Such decrease was primarily attributed to the implementation of revised compensation policies aimed at enhancing cost efficiency. As a percentage of automotive supplies revenue, personnel costs for the automotive supplies segment were 20.3% and 23.7% for the three months ended September 30, 2024 and 2023, respectively.

Personnel costs for our holding company increased by $557,787, or 89.3%, to $1,182,477 for the three months ended September 30, 2024 from $624,690 for the three months ended September 30, 2023. Such increase was primarily attributed to accrued management bonuses and wages.

Depreciation and amortization. Our total depreciation and amortization expense decreased by $164,106, or 49.6%, to $167,004 for the three months ended September 30, 2024 from $331,041 for the three months ended September 30, 2023. Such decrease was primarily as a result of the impairment of intangible assets during the fourth quarter of the prior period.

General and administrative expenses. Our general and administrative expenses consist primarily of insurance expense, rent expense, management fees, advertising, bank fees, bad debt allowances, and other general expenses incurred in connection with general operations. Our total general and administrative expenses were $2,205,498 for the three months ended September 30, 2024, as compared to $1,427,256 for the three months ended September 30, 2023.

General and administrative expenses for the construction segment decreased by $111,814, or 20.5%, to $433,954 for the three months ended September 30, 2024 from $545,768 for the three months ended September 30, 2023. Such decrease was primarily attributed to decreased office expenditures. As a percentage of construction revenue, general and administrative expenses for the construction segment were 11.4% and 14.4% for the three months ended September 30, 2024 and 2023, respectively.

General and administrative expenses for the automotive supplies segment decreased by $45,864, or 18.9%, to $197,206 for the three months ended September 30, 2024 from $243,070 for the three months ended September 30, 2023. Such decrease was primarily attributed to decreased office expenditures. As a percentage of automotive supplies revenue, general and administrative expenses for the automotive supplies segment were 20.7% and 27.5% for the three months ended September 30, 2024 and 2023, respectively.

General and administrative expenses for our holding company increased by $935,920, or 146.6%, to $1,574,338 for the three months ended September 30, 2024 from $638,418 for the three months ended September 30, 2023. Such increase was primarily attributed to management fees from the sale of High Mountain that entitles our manager to receive a 20% profit allocation, or $875,000, and a transaction fee of 2.0%, or $340,000, offset by decreased software and office expenditures.

Professional fees. Our total professional fees were $711,024 for the three months ended September 30, 2024, as compared to $592,202 for the three months ended September 30, 2023.

Professional fees for the construction segment decreased by $18,412, or 43.0%, to $24,403 for the three months ended September 30, 2024 from $42,815for the three months ended September 30, 2023. Such decrease was primarily attributed to decreased consulting fees. As a percentage of construction revenue, professional fees for the construction segment were 0.6% and 1.1% for the three months ended September 30, 2024 and 2023, respectively.

Professional fees for the automotive supplies segment decreased by $21,686, or 49.1%, to $22,474 for the three months ended September 30, 2024 from $44,160 for the three months ended September 30, 2023. Such decrease was primarily attributed to decreased consulting fees. As a percentage of automotive supplies revenue, professional fees for the automotive supplies segment were 2.4% and 5.0% for the three months ended September 30, 2024 and 2023, respectively.

Professional fees for our holding company increased by $158,920, or 31.5%, to $664,147 for the three months ended September 30, 2024 from $505,227 for the three months ended September 30, 2023. Such increase was primarily attributed to increased consulting fees, investor relations, and other public company related fees.

Impairment of goodwill and intangible assets. For the three months ended September 30, 2024, we recorded goodwill impairments of $679,175, as compared to no impairments for the three months ended September 30, 2023.

Total other income (expense). We had $2,501,551 in total other expense, net, for the three months ended September 30, 2024, as compared to other expense, net, of $4,379,472 for the three months ended September 30, 2023. Other expense, net, for the three months ended September 30, 2024 consisted of other expense of $1,285,055, interest expense of $1,140,526, amortization of debt discounts of $2,107,104 and loss on extinguishment of debt of $1,642,701, offset by a gain on change in fair value of warrant liabilities of $81,400 and gain on change in fair value of derivative liabilities of $3,592,435. Other expense, net, for the three months ended September 30, 2023 consisted of interest expense of $2,116,445, amortization of debt discounts of $2,661,260 and a loss on change in fair value of warrant liabilities of $27,900, offset by other income of $156 and a gain on change in fair value of derivative liabilities of $425,977.

Income tax benefit.  We had an income tax benefit of $357,000 and $450,000 for the three months ended September 30, 2024 and 2023, respectively.

Net loss from continuing operations. As a result of the cumulative effect of the factors described above, we had a net loss from continuing operations of $5,557,789 for the three months ended September 30, 2024, as compared to $5,136,715 for the three months ended September 30, 2023.

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following table sets forth key components of our results of continuing operations during the nine months ended September 30, 2024 and 2023, both in dollars and as a percentage of our revenues.

	Nine Months Ended September 30,
	2024		2023
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$12,390,797	100.0%	$11,657,475	100.0%
Operating expenses
Cost of revenues	6,554,871	52.9%	6,018,904	51.6%
Personnel	4,975,516	40.2%	3,695,264	31.7%
Depreciation and amortization	507,324	4.1%	993,051	8.5%
General and administrative	3,798,524	30.7%	2,847,779	24.4%
Professional fees	4,435,727	35.8%	1,081,997	9.3%
Impairment of goodwill and intangible assets	679,175	5.5%	-	-
Total operating expenses	20,951,137	169.1%	14,636,995	125.6%
Loss from operations	(8,560,340)	(69.1)%	(2,979,520)	(25.6)%
Other income (expenses)
Other income (expense)	(1,277,446)	(10.3)%	7,399	0.1%
Interest expense	(3,135,373)	(25.3)%	(3,973,783)	(34.1)%
Amortization of debt discounts	(7,976,758)	(64.4)%	(3,808,269)	(32.7)%
Loss on extinguishment of debt	(2,843,451)	(22.9)%	-	-
Gain (loss) on change in fair value of warrant liabilities	1,841,000	14.9%	(27,900)	(0.2)%
Gain on change in fair value of derivative liabilities	1,689,410	13.6%	425,977	3.7%
Total other expense	(11,702,618)	(94.4)%	(7,376,576)	(63.3)%
Net loss before income taxes	(20,262,958)	(163.5)%	(10,356,096)	(88.8)%
Income tax benefit	751,000	6.1%	269,000	2.3%
Net loss from continuing operations	$(19,511,958)	(157.5)%	$(10,087,096)	(86.5)%

Revenues. Our total revenues were $12,390,797 for the nine months ended September 30, 2024, as compared to $11,657,475 for the nine months ended September 30, 2023.

Revenues from the construction segment increased by $405,788, or 5.0%, to $8,555,880 for the nine months ended September 30, 2024 from $8,150,092 for the nine months ended September 30, 2023. The increase in revenues was primarily attributed to an increase in new multi-family projects and an increase in the average customer contract value.

Revenues from the automotive supplies segment increased by $327,534, or 9.3%, to $3,834,917 for the nine months ended September 30, 2024 from $3,507,383 for the nine months ended September 30, 2023. The increase in revenues was primarily attributed to an improved supply chain with manufacturers, although inventory challenges within the supply chain to meet customer demands continue to persist.

Cost of revenues. Our total cost of revenues was $6,554,871 for the nine months ended September 30, 2024, as compared to $6,018,904 for the nine months ended September 30, 2023.

Cost of revenues for the construction segment increased by $226,798, or 5.9%, to $4,084,493 for the nine months ended September 30, 2024 from $3,857,695 for the nine months ended September 30, 2023. Such increase was primarily attributed to the corresponding increase in revenues, offset by increased material costs. As a percentage of construction revenues, cost of revenues for the construction segment was 47.7% and 47.3% for the nine months ended September 30, 2024 and 2023, respectively.

Cost of revenues for the automotive supplies segment increased by $309,169, or 14.3%, to $2,470,378 for the nine months ended September 30, 2024 from $2,161,209 for the nine months ended September 30, 2023. Such increase was primarily attributed to the corresponding increase in revenues, offset by increased product costs. As a percentage of automotive supplies revenues, cost of revenues for the automotive supplies segment was 64.4% and 61.6% for the nine months ended September 30, 2024 and 2023, respectively.

Personnel costs. Our total personnel costs were $4,975,516 for the nine months ended September 30, 2024, as compared to $3,695,264 for the nine months ended September 30, 2023.

Personnel costs for the construction segment increased by $685,447, or 30.6%, to $2,922,037 for the nine months ended September 30, 2024 from $2,236,590 for the nine months ended September 30, 2023. Such increase was primarily attributed to increased employee headcount as a result of increased revenues and corporate wage allocations. As a percentage of construction revenue, personnel costs for the construction segment were 34.2% and 27.4% for the nine months ended September 30, 2024 and 2023, respectively.

Personnel costs for the automotive supplies segment decreased by $25,142, or 3.6%, to $676,003 for the nine months ended September 30, 2024 from $701,145 for the nine months ended September 30, 2023. Such decrease was primarily attributed the implementation of revised compensation policies aimed at enhancing cost efficiency. As a percentage of automotive supplies revenue, personnel costs for the automotive supplies segment were 17.6% and 20.0% for the nine months ended September 30, 2024 and 2023, respectively.

Personnel costs for our holding company increased by $619,947, or 81.8%, to $1,377,476 for the nine months ended September 30, 2024 from $757,529 for the nine months ended September 30, 2023. Such increase was primarily attributed to accrued management bonuses and wages.

Depreciation and amortization. Our total depreciation and amortization expense decreased by $485,727, or 48.9%, to $507,324 for the nine months ended September 30, 2024 from $993,051 for the nine months ended September 30, 2023. Such decrease was primarily as a result of the impairment of intangible assets during the fourth quarter of the prior period.

General and administrative expenses. Our total general and administrative expenses were $3,798,524 for the nine months ended September 30, 2024, as compared to $2,847,779 for the nine months ended September 30, 2023.

General and administrative expenses for the construction segment increased by $76,272, or 6.5%, to $1,243,886 for the nine months ended September 30, 2024 from $1,167,614 for the nine months ended September 30, 2023. Such increase was primarily attributed to increased revenues, along with increases in rent and office expenditures. As a percentage of construction revenue, general and administrative expenses for the construction segment were 14.5% and 14.3% for the nine months ended September 30, 2024 and 2023, respectively.

General and administrative expenses for the automotive supplies segment decreased by $42,411, or 6.0%, to $660,718 for the nine months ended September 30, 2024 from $703,129 for the nine months ended September 30, 2023. Such decrease was primarily attributed to decreased office expenditures. As a percentage of automotive supplies revenue, general and administrative expenses for the automotive supplies segment were 17.2% and 20.0% for the nine months ended September 30, 2024 and 2023, respectively.

General and administrative expenses for our holding company increased by $916,884, or 93.8%, to $1,893,920 for the nine months ended September 30, 2024 from $977,036 for the nine months ended September 30, 2023. Such increase was primarily attributed to management fees from the sale of High Mountain that entitles our manager to receive a 20% profit allocation, or $875,000, and a transaction fee of 2.0%, or $340,000, offset by decreased software and office expenditures.

Professional fees. Our total professional fees were $4,435,727 for the nine months ended September 30, 2024, as compared to $1,081,997 for the nine months ended September 30, 2023.

Professional fees for the construction segment decreased by $33,721, or 30.8%, to $75,830 for the nine months ended September 30, 2024 from $109,551 for the nine months ended September 30, 2023. Such decrease was primarily attributed to decreased consulting fees. As a percentage of construction revenue, professional fees for the construction segment were 0.9% and 1.3% for the nine months ended September 30, 2024 and 2023, respectively.

Professional fees for the automotive supplies segment increased by $52,450, or 34.5%, to $204,608 for the nine months ended September 30, 2024 from $152,158 for the nine months ended September 30, 2023. Such increase was primarily attributed to increased consulting fees. As a percentage of automotive supplies revenue, professional fees for the automotive supplies segment were 5.3% and 4.3% for the nine months ended September 30, 2024 and 2023, respectively.

Professional fees for our holding company increased by $3,335,001, or 406.6%, to $4,155,289 for the nine months ended September 30, 2024 from $820,288 for the nine months ended September 30, 2023. Such increase was primarily attributed to increased consulting fees, investor relations, and other public company related fees. Additionally, during the 2024 period we prepaid $2.5 million in non-recurring consulting and investor relations fees using the proceeds from the public offering described below. Of this amount, $2.4 million was expensed to professional fees for the nine months ended September 30, 2024.

Impairment of goodwill and intangible assets. For the nine months ended September 30, 2024, we recorded goodwill impairments of $679,175, as compared to no impairments for the nine months ended September 30, 2023.

Total other income (expense). We had $11,702,618 in total other expense, net, for the nine months ended September 30, 2024, as compared to other expense, net, of $7,376,576 for the nine months ended September 30, 2023. Other expense, net, for the nine months ended September 30, 2024 consisted of consisted of other expense of $1,277,446, interest expense of $3,135,373, amortization of debt discounts of $7,976,758 and loss on extinguishment of debt of $2,843,451, offset by a gain on change in fair value of warrant liabilities of $1,841,000 and a gain on change in fair value of derivative liabilities of $1,689,410. Other expense, net, for the nine months ended September 30, 2023 consisted of interest expense of $3,973,783, amortization of debt discounts of $3,808,269, and a loss on change in fair value of warrant liabilities of $27,900, offset by other income of $7,399 and a gain on change in fair value of derivative liabilities of 425,977.

Income tax benefit.  We had an income tax benefit of $751,000 and $269,000 for the nine months ended September 30, 2024 and 2023, respectively.

Net loss from continuing operations. As a result of the cumulative effect of the factors described above, we had a net loss from continuing operations of $19,511,958 for the nine months ended September 30, 2024, as compared to $10,087,096 for the nine months ended September 30, 2023.

Liquidity and Capital Resources

As of September 30, 2024, we had cash and cash equivalents of $1,517,191 and restricted cash and cash equivalents of $8,700,000. To date, we have financed our operations primarily through revenue generated from operations, cash proceeds from financing activities, borrowings, and equity contributions by our shareholders.

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

Prior to the sale of High Mountain, the last occurrence of profit allocation distribution to our manager by our company was during the fourth quarter of 2020, concurrent with the spin-off of a former subsidiary. Following the profit allocation distribution to our manager, our board of directors identified a need to adjust the distribution to our manager, which resulted in the recognition of a $2 million distribution receivable from our manager within shareholders’ equity, with repayment anticipated upon the occurrence of the next qualified profit allocation distribution event.

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

The sale of High Mountain qualified as a sale event that entitles our manager to receive a 20% profit allocation, or $875,000, in accordance with the profit allocation formula outlined in the operating agreement. Additionally, our manager is entitled to receive a transaction fee of 2.0%, or $340,000. The profit allocation and transaction fee were applied as a credit to the distribution receivable, leaving a balance of $785,000 as of September 30, 2024.

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

Summary of Cash Flow

The following table provides detailed information about our net cash flows from continuing operations for the periods indicated:

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(11,688,488)	$(7,953,559)
Net cash provided by (used in) investing activities	17,501,868	(17,160)
Net cash provided by financing activities	3,730,366	7,561,785
Net change in cash and cash equivalents and restricted cash	9,543,746	(408,934)
Cash and cash equivalents at the beginning of period	673,445	861,218
Cash and cash equivalents and restricted cash at the end of period	$10,217,191	$452,284

Net cash used in operating activities from continuing operations was $11,688,488 for the nine months ended September 30, 2024, as compared to $7,953,559 for the nine months ended September 30, 2023. Significant factors affecting the increase in net cash used in operating activities were primarily a result of the net loss during the nine months ended September 30, 2024, decreased contract liabilities and accounts payable, and increased receivables, partially offset by expenses, and decreased inventories and prepaid expenses.

Net cash provided by investing activities from continuing operations was $17,501,868 for the nine months ended September 30, 2024, as compared to net cash used in investing activities of $17,160 for the nine months ended September 30, 2023. The increase in the net cash provided by investing activities was primarily a result of the proceeds received from the sale of High Mountain during the nine months ended September 30, 2024.

Net cash provided by financing activities from continuing operations was $3,730,366 for the nine months ended September 30, 2024, as compared to $7,561,785 for the nine months ended September 30, 2023. The decrease in the net cash provided by financing activities was primarily a result of decreased proceeds in private placements and increased debt repayments, offset by increased proceeds from public offerings.

Public Offering

On February 9, 2024, we entered into a securities purchase agreement with certain purchasers and a placement agency agreement with Spartan, as placement agent, pursuant to which we agreed to issue and sell to such purchasers an aggregate of 9,364 common shares and prefunded warrants for the purchase of 16,280 common shares at an offering price of $195.00 per common share and $193.05 per prefunded warrant, pursuant to our effective registration statement on Form S-1 (File No. 333-276670). On February 14, 2024, the closing of this offering was completed. At the closing, the purchasers prepaid the exercise price of the prefunded warrants in full. Therefore, we received total gross proceeds of $5,000,000. Pursuant to the placement agency agreement, Spartan received a cash transaction fee equal to 8% of the aggregate gross proceeds and reimbursement of certain out-of-pocket expenses. After deducting these and other offering expenses, we received net proceeds of approximately $4,335,000. During the nine months ended September 30, 2024, we issued an aggregate of 16,275 common shares upon the exercise of prefunded warrants.

Debt

The following table shows aggregate figures for our total debt that is coming due in the short and long term as of September 30, 2024. For a complete description of the terms of our outstanding debt, please see Note 10 to our condensed consolidated financial statements above and Notes 10, 12, 13 and 14 to our consolidated financial statements for the years ended December 31, 2023 and 2022 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the Securities and Exchange Commission, or the SEC, on April 25, 2024.

	Short-Term	Long-Term	Total Debt
Notes Payable
Vehicle loans	$19,939	$9,700	$29,639
6% Subordinated promissory note	500,000	-	500,000
Purchase and sale of future revenues loan	1,879,850	-	1,879,850
12% subordinated promissory note for services	500,000	-	500,000
20% OID subordinated promissory notes	8,282,810	-	8,282,810
25% OID subordinated promissory note	1,078,230	-	1,078,230
Total notes payable	12,260,829	9,700	12,270,529
Less: debt discounts	(971,928)	-	(971,928)
Total notes payable, net	11,288,901	9,700	11,298,601

Related Party Notes Payable
Related party promissory note	578,290	-	578,290

Convertible Notes Payable
Secured convertible promissory notes	-	24,094,694	24,094,694
Promissory notes issued in private placements	724,281	-	724,281
Total convertible notes payable	724,281	24,094,694	24,818,975
Less: debt discounts	-	(1,304,637)	(1,307,637)
Total convertible notes payable, net	724,281	22,790,057	23,514,338

Finance Leases
Financing leases	179,489	470,245	649,734

Combined total debt	$13,742,889	$24,574,639	$38,317,528
Less: combined debt discounts	(971,928)	(1,304,637)	(2,276,565)
Combined total debt, net	$12,770,961	$23,270,002	$36,040,963

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. As a result of this evaluation, our chief executive officer and chief financial officer have concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective due to the material weaknesses described below. Notwithstanding the identified material weaknesses, management, including our chief executive officer and chief financial officer, believes the consolidated financial statements included in this report fairly represent, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with GAAP.

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

During its evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2024, our management identified the following material weaknesses:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Except as set forth below, we have not sold any equity securities during the three months ended September 30, 2024 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

On June 28, 2024, the parties executed tranche No. 1 in the principal amount of $666,667 for total cash proceeds of $475,000 and we issued 1,966,570 series D senior convertible preferred shares to Breadcrumbs. On July 3, 2024, the parties executed tranche No. 2 in the principal amount of $466,667 for total cash proceeds of $350,000 and we issued 1,376,599 series D senior convertible preferred shares to Breadcrumbs. On July 16, 2024, the parties executed tranche No. 3 in the principal amount of $233,333 for total cash proceeds of $175,000 and we issued 688,298 series D senior convertible preferred shares to Breadcrumbs. On August 12, 2024, the parties executed tranche No. 4 in the principal amount of $466,667 for total cash proceeds of $350,000 and we issued 1,376,599 series D senior convertible preferred shares to Breadcrumbs. On August 22, 2024, the parties executed tranche No. 5 in the principal amount of $300,000 for total cash proceeds of $225,000 and we issued 884,956 series D senior convertible preferred shares to Breadcrumbs.

On August 19, 2024, we and 1847 Asien Inc. entered into a settlement and release agreement with Joerg Christian Wilhelmsen and Susan Kay Wilhelmsen, as trustees of the Wilhelmsen Family Trust, U/D/T Dated May 1, 1992, or the Trust, pursuant to which the Trust surrendered the two-year 6% amortizing promissory note issued by 1847 Asien Inc. to the Trust on July 29, 2020 and forgave the entire outstanding balance of the note in the amount of $831,027 in exchange for which we issued 83,603 series C senior convertible preferred shares to the Trust.

On September 30, 2024, we issued 5,137 series A senior convertible preferred shares in settlement of $12,138 in previously accrued dividends on outstanding series A senior convertible preferred shares.

We did not repurchase any of our common shares during the three months ended September 30, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description of Exhibit
3.1	Certificate of Formation of 1847 Holdings LLC (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed on February 7, 2014)
3.2	Second Amended and Restated Operating Agreement of 1847 Holdings LLC, dated January 19, 2018 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 22, 2018)
3.3	Amendment No. 1 to Second Amended and Restated Operating Agreement (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 11, 2021)
3.4	Amendment No. 2 to Second Amended and Restated Operating Agreement of 1847 Holdings LLC, dated October 16, 2023 (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed on October 16, 2023)
3.5	Amendment No. 3 to Second Amended and Restated Operating Agreement of 1847 Holdings LLC, dated December 19, 2023 (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-1 filed on January 24, 2024)
4.1	Amended and Restated Share Designation of Series A Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on April 1, 2021)
4.2	Amendment No. 1 to Amended and Restated Share Designation of Series A Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on October 5, 2021)
4.3	Share Designation of Series C Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 23, 2024)
4.4	Share Designation of Series D Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q filed on August 19, 2024)
4.5	Form of Series A Warrant to Purchase Common Shares, dated October 30, 2024 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on October 31, 2024)
4.6	Form of Series B Warrant to Purchase Common Shares, dated October 30, 2024 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on October 31, 2024)
4.7	Form of Common Share Purchase Warrant issued by 1847 Holdings LLC on May 8, 2024 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on May 14, 2024)
4.8	Common Share Purchase Warrant issued by 1847 Holdings LLC to Spartan Capital Securities, LLC on May 8, 2024 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on May 14, 2024)
4.9	Warrant Agency Agreement, dated August 11, 2023, between 1847 Holdings LLC and VStock Transfer, LLC and Form of Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 14, 2023)
4.10	Common Share Purchase Warrant issued by 1847 Holdings LLC to Spartan Capital Securities, LLC on August 11, 2023 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on August 14, 2023)
4.11	Common Share Purchase Warrant issued by 1847 Holdings LLC to J.H. Darbie & Co., Inc. on February 22, 2023 (incorporated by reference to Exhibit 4.6 to Amendment No. 1 to Registration Statement on Form S-3 filed on April 28, 2023)
4.12	Common Share Purchase Warrant issued by 1847 Holdings LLC to J.H. Darbie & Co., Inc. on February 9, 2023 (incorporated by reference to Exhibit 4.10 to Amendment No. 1 to Registration Statement on Form S-3 filed on April 28, 2023)

4.13	Common Share Purchase Warrant issued by 1847 Holdings LLC to J.H. Darbie & Co., Inc. on February 3, 2023 (incorporated by reference to Exhibit 4.13 to Amendment No. 1 to Registration Statement on Form S-3 filed on April 28, 2023)
4.14	Warrant Agent Agreement, dated January 3, 2023, between 1847 Holdings LLC and VStock Transfer, LLC and form of Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on January 9, 2023)
4.15	Common Share Purchase Warrant issued to Craft Capital Management LLC on August 5, 2022 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 8, 2022)
4.16	Common Share Purchase Warrant issued to R.F. Lafferty & Co. Inc. on August 5, 2022 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on August 8, 2022)
4.17	Warrant for Common Shares issued by 1847 Holdings LLC to J.H. Darbie & Co., Inc. on July 8, 2022 (incorporated by reference to Exhibit 4.18 to the Registration Statement on Form S-3 filed on February 1, 2023)
4.18	Warrant for Common Shares issued by 1847 Holdings LLC to Leonite Capital LLC on October 8, 2021 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on October 13, 2021)
10.1	Asset Purchase Agreement, dated September 30, 2024, among BFS Group LLC, High Mountain Door & Trim Inc. and 1847 Holdings LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 4, 2024)
10.2	Note Extension Agreement, dated August 20, 2024, between 1847 Holdings LLC and Target Capital 15 LLC (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 filed on September 18, 2024)
10.3	Form of First Amendment to Subordinated Note, dated September 26, 2024 (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Registration Statement on Form S-1/A filed on October 11, 2024)
10.4	Form of Note Extension Agreement for 20% OID Subordinated Promissory Note, dated July 10, 2024 (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q filed on August 19, 2024)
10.5	Third Amendment to Note Purchase Agreement and Other Transaction Documents, dated September 30, 2024, among 1847 Holdings LLC, 1847 Wolo Inc., 1847 Cabinet Inc., Kyle’s Custom Wood Shop, Inc., High Mountain Door &Trim Inc., Sierra Homes LLC, Wolo Industrial Horn & Signal, Inc., Wolo Mfg. Corp., Leonite Capital LLC, Altimir Partners LP and Beaman Special Opportunities Partners, LP
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 19, 2024	1847 HOLDINGS LLC

/s/ Ellery W. Roberts
Name: Ellery W. Roberts
Title: Chief Executive Officer
(Principal Executive Officer)

/s/ Vernice L. Howard
Name: Vernice L. Howard
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)