Form 10-K
period 2024-12-31
1847 Holdings LLC
filed 2025-03-31
CIK 1599407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 001-41368

1847 HOLDINGS LLC
(Exact name of registrant as specified in its charter)

Delaware	38-3922937
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

260 Madison Avenue, 8th Floor, New York, NY	10016
(Address of principal executive offices)	(Zip Code)

(212) 417-9800
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares	EFSH	NYSE American LLC

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

As of June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common shares held by non-affiliates (based upon the closing price of such shares as reported on NYSE American) was approximately $8.5 million. Shares held by each executive officer and director and by each person who owns 10% or more of the outstanding common shares have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 28, 2025, there were a total of 26,539,774 common shares of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

1847 Holdings LLC

Annual Report on Form 10-K

Year Ended December 31, 2024

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

Our Market Opportunity

We acquire and manage small businesses, which we characterize as those that have an enterprise value of less than $50 million. We believe that the merger and acquisition market for small businesses is highly fragmented and provides significant opportunities to purchase businesses at attractive prices. For example, according to GF Data, in 2023 platform acquisitions with enterprise values greater than $50.0 million commanded valuation premiums over 30% higher than platform acquisitions with enterprise values less than $50.0 million (8.0x to 9.9x trailing twelve month adjusted EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) versus 6.0x to 7.1x trailing twelve month adjusted EBITDA, respectively).

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

Employees

As of December 31, 2024, our company had 6 full-time employees (excluding our operating subsidiaries described below).

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

Our company is classified as a partnership for U.S. federal income tax purposes. Under the partnership income tax provisions, our company is not expected to incur any U.S. federal income tax liability; rather, each of our shareholders will be required to take into account his or her allocable share of company income, gain, loss, deduction and credit. As a holder of our shares, you may not receive cash distributions sufficient in amount to cover taxes in respect of your allocable share of our net taxable income. We will file a partnership return with the IRS and will issue you with tax information, including a Schedule K-1, setting forth your allocable share of our income, gain, loss, deduction, credit and other items. The U.S. federal income tax rules that apply to partnerships are complex, and complying with the reporting requirements may require significant time and expense. See “Material U.S. Federal Income Tax Considerations” included in our prospectus, dated October 28, 2024 and filed with the Securities and Exchange Commission, or the SEC, on October 30, 2024 for more information.

We currently have five classes of limited liability company interests - the common shares, the series A senior convertible preferred shares, the series C senior convertible preferred shares, the series D senior convertible preferred shares and the allocation shares. All of our allocation shares have been and will continue to be held by our manager.

On May 28, 2020, our newly formed wholly owned subsidiary 1847 Asien Inc., a Delaware corporation, or 1847 Asien, acquired Asien’s Appliance, Inc., a California corporation, or Asien’s. On February 26, 2024, Asien’s entered into a general assignment for the benefit of its creditors with SG Service Co., LLC. Pursuant to the assignment, Asien’s transferred ownership of all or substantially all of its right, title, and interest in, as well as custody and control of, its assets to SG Service Co., LLC in trust. Following the assignment, we retained no financial interest in Asien’s. Accordingly, the results of operations of Asien’s are reported as discontinued operations for the years ended December 31, 2024 and 2023.

On September 30, 2020, our newly formed wholly owned subsidiary 1847 Cabinet Inc., a Delaware corporation, or 1847 Cabinet, acquired all of the issued and outstanding capital stock of Kyle’s Custom Wood Shop, Inc., an Idaho corporation, or Kyle’s. As a result of this transaction, we own 92.5% of 1847 Cabinet, with the remaining 7.5% held by a third party, and 1847 Cabinet owns 100% of Kyle’s. 1847 Cabinet was formed in the State of Delaware on August 21, 2020 and Kyle’s was formed in the State of Idaho on May 7, 1991.

On March 30, 2021, our newly formed wholly owned subsidiary 1847 Wolo Inc., a Delaware corporation, or 1847 Wolo, acquired all of the issued and outstanding capital stock of Wolo Mfg. Corp., a New York corporation, and Wolo Industrial Horn & Signal, Inc., a New York corporation, which we collectively refer to as Wolo. As a result of this transaction, we own 92.4% of 1847 Wolo, with the remaining 7.6% held third parties, and 1847 Wolo owns 100% of Wolo Mfg. Corp and Wolo Industrial Horn & Signal, Inc. 1847 Wolo was formed in the State of Delaware on December 3, 2020. Wolo Mfg. Corp. was formed in the State of New York on August 6, 1965 and Wolo Industrial Horn & Signal, Inc. was formed in the State of New York on January 28, 1999.

On May 14, 2021, we formed 1847 HQ Inc. as a wholly owned subsidiary in the State of Delaware to manage our benefit plans.

On October 8, 2021, 1847 Cabinet acquired all of the issued and outstanding capital stock or other equity securities of High Mountain Door & Trim Inc., a Nevada corporation, or High Mountain, and Sierra Homes, LLC d/b/a Innovative Cabinets & Design, a Nevada limited liability company, or Innovative Cabinets. As a result of this transaction, 1847 Cabinet acquired 92.5% of High Mountain and Innovative Cabinets, with the remaining 7.5% held by a third party. Innovative Cabinets was formed in the State of Nevada on June 17, 2008. On September 30, 2024, we entered into an asset purchase agreement, or the Purchase Agreement, with BFS Group LLC, or BFS, and High Mountain, pursuant to which we sold substantially all of the assets of High Mountain to BFS. Accordingly, the results of operations of High Mountain are reported as discontinued operations for the years ended December 31, 2024 and 2023.

On February 9, 2023, our newly formed wholly owned subsidiary 1847 ICU Holdings Inc., a Delaware corporation, or 1847 ICU, acquired ICU Eyewear Holdings, Inc., a California corporation, and its subsidiary ICU Eyewear, Inc., a California corporation, which we collectively refer to as ICU Eyewear. Our company was a limited guarantor of an amended and restated credit and security agreement, or Loan Agreement, that was entered into on September 11, 2023 between AB Lending SPV I LLC d/b/a Mountain Ridge Capital, or the ICU Lender, and 1847 ICU and ICU Eyewear. Pursuant to the Loan Agreement, the ICU Lender had a security interest in all the assets of ICU Eyewear. ICU Eyewear was in default under the Loan Agreement and consented to a foreclosure by the ICU Lender and private sale of substantially all of its assets in an Article 9 sale process, pursuant to Section 9-610 of the Uniform Commercial Code as in effect in the State of New York and Section 9-610 of the Uniform Commercial Code as in effect in the State of California. On August 5, 2024, ICU Eyecare Solutions Inc., an entity that is not affiliated with our company, was the successful bidder with a cash bid of $4,250,000. Pursuant to an agreement, dated August 5, 2024, and in consideration for such purchase price, the ICU Lender having foreclosed on its security interest in all of the assets of ICU Eyewear then conveyed all of its rights, title, and interest in all of such assets to ICU Eyecare Solutions Inc. Following the sale, we retained no financial interest in ICU Eyewear. Accordingly, the results of operations of ICU Eyewear are reported as discontinued operations for the years ended December 31, 2024 and 2023.

On December 16, 2024, our newly formed wholly owned subsidiary 1847 CMD Inc., a Delaware corporation, or 1847 CMD, acquired all of the issued and outstanding capital stock or other equity securities of CMD Inc., a Nevada corporation, and CMD Finish Carpentry, LLC, a Nevada limited liability company, which we collectively refer to as CMD. As a result of this transaction, we own 100% of 1847 CMD and 1847 CMD owns 100% of CMD Inc. and CMD Finish Carpentry LLC. 1847 CMD Inc. was formed in the State of Delaware on October 22, 2024. CMD Inc. was formed in the State of Nevada on September 28, 2012 and CMD Finish Carpentry, LLC was formed in the State of Nevada on August 15, 2024.

The following chart depicts our current organizational structure:

See “—Our Manager” for more details regarding the ownership of our manager.

OUR MANAGER

Overview of Our Manager

Our manager, 1847 Partners LLC, is a Delaware limited liability company. It has two classes of limited liability interests known as Class A interests and Class B interests. The Class A interests, which give the holder the right to the profit allocation received by our manager as a result of holding our allocation shares, are owned in their entirety by 1847 Partners Class A Member LLC; and the Class B interests, which give the holder the right to all other profits or losses of our manager, including the management fee payable to our manager by us, are owned in their entirety by 1847 Partners Class B Member LLC. 1847 Partners Class A Member LLC is owned 52% by Ellery W. Roberts, our Chief Executive Officer, 38% by 1847 Founders Capital LLC, which is owned by Edward J. Tobin, and approximately 9% by Louis A. Bevilacqua, the managing member of Bevilacqua PLLC, our outside counsel, with the balance being owned by another attorney at such law firm. 1847 Partners Class B Member LLC is owned 54% by Ellery W. Roberts, 36% by 1847 Founders Capital LLC and 10% by Louis A. Bevilacqua. Mr. Roberts is also the sole manager of both entities. In the future, Mr. Roberts may cause 1847 Partners Class A Member LLC or 1847 Partners Class B Member LLC to issue units to employees of our manager to incentivize those employees by providing them with the ability to participate in our manager’s incentive allocation and management fee.

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

Our manager entered into offsetting management services agreements with 1847 Asien, 1847 Cabinet, 1847 Wolo, 1847 ICU and 1847 CMD. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management Fees” for a description of these agreements. Our manager may also enter into offsetting management services agreements with our future subsidiaries, which agreements would be in the form prescribed by our management services agreement. The offsetting management fee paid to our manager for providing management services to a future subsidiary will vary.

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

The amount of our manager’s profit allocation will be based on the extent to which the “total profit allocation amount” (as defined below) with respect to any business, as of the last day of any fiscal quarter in which a trigger event occurs, which date we refer to as the “calculation date”, exceeds the relevant hurdle amounts (as described below) with respect to such business, as of such calculation date. Our manager’s profit allocation will be calculated by an administrator, which will be our manager so long as the management services agreement is in effect, and such calculation will be subject to a review and approval process by our board of directors. For this purpose, “total profit allocation amount” will be equal to, with respect to any business as of any calculation date, the sum of:

●	the contribution-based profit (as described below) of such business as of such calculation date, which will be calculated upon the occurrence of any trigger event with respect to such business; plus

●	the excess of our cumulative gains and losses (as described below) over the high-water mark (as described below) as of such calculation date, which will only be calculated upon the occurrence of a sale event with respect to such business, and not on a holding event (we generally expect this component to be the most significant component in calculating total profit allocation amount).

Specifically, manager’s profit allocation will be calculated and paid as follows:

●	manager’s profit allocation will not be paid with respect to a trigger event relating to any business if the total profit allocation amount, as of any calculation date, with respect to such business does not exceed such business’ level 1 hurdle amount (based on an 8% annualized hurdle rate, as described below), as of such calculation date; and

●	manager’s profit allocation will be paid with respect to a trigger event relating to any business if the total profit allocation amount, as of any calculation date, with respect to such business exceeds such business’ level 1 hurdle amount, as of such calculation date. Our manager’s profit allocation to be paid with respect to such calculation date will be equal to the sum of the following:

○	100% of such business’ total profit allocation amount, as of such calculation date, with respect to that portion of the total profit allocation amount that exceeds such business’ level 1 hurdle amount (but is less than or equal to such business’ level 2 hurdle amount (which is based on a 10% annualized hurdle rate, as described below), in each case, as of such calculation date. We refer to this portion of the total profit allocation amount as the “catch-up.” The “catch-up” is intended to provide our manager with an overall profit allocation of 20% of the business’ total profit allocation amount until such business’ level 2 hurdle amount has been reached; plus

○	20% of the total profit allocation amount, as of such calculation date, that exceeds such business’ level 2 hurdle amount as of such calculation date; minus

○	the high-water mark allocation, if any, as of such calculation date. The effect of deducting the high-water mark allocation is to take into account profit allocations our manager has already received in respect of past gains attributable to previous sale events.

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

CONSTRUCTION BUSINESS

Our construction business is operated through our subsidiaries Kyle’s, Innovative Cabinets and CMD, and prior to September 30, 2024, High Mountain. As noted above, CMD was not acquired until December 16, 2024. This business segment accounted for approximately 76.1% and 67.9% of our total revenues for the years ended December 31, 2024 and 2023, respectively.

Overview

Our construction business specializes in designing, building, and installing doors, trim, millwork, custom cabinetry, and countertops. We serve diverse customers across various sectors, including commercial, government, hospitality, and residential. Before we acquired CMD, the core business primarily served homebuilders and homeowners of single-family homes and commercial and multi-family developers in the greater Reno-Sparks-Fernley metro area in Nevada and the Boise, Idaho area. This coverage area has now expanded to include the greater Las Vegas metro area, as well as southern Utah and northern Arizona.

Products and Services

We are proficient at designing and manufacturing custom millwork utilizing a variety of materials, with core specialties in commercial, government, hospitality, and residential sectors in the greater Las Vegas metro area, as well as southern Utah and northern Arizona, which is one of the fastest growing economic regions in the Western U.S. We design and install architectural millwork and cabinets, doors, frames and hardware, and bathroom accessories and specialties.

We provide a wide variety of finished cabinetry products and services to builders of multi-family communities, as well as commercial clients in the greater Reno-Sparks-Fernley metro area in Nevada. This includes selling and installing kitchen and bathroom cabinets and countertops.

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

Manufacturing

Our services consist of design, assembly, procurement, light manufacturing, and installation services. Products that utilize raw materials to manufacture products within our operations are primarily cabinetry and specialty products for custom builders in residential and commercial spaces. Most of our product volume consists of installing purchased materials that are not manufactured in our facilities.

In the Las Vegas, Nevada market, CMD utilizes several in-house technology programs and machinery, such as design and progress programs, cabinet standard manuals, and implementation operations. In the custom cabinetry division, CMD utilizes estimating software, project management software, and computer numerical control, or CNC, machinery, which automates the control, movement, and precision of cutting and machining processes, to customize production, manage a variety of projects, and maximize product workflows and efficiency. The door divisions of CMD purchase materials for contracts and install the materials at the job site, involving assembly of door frames at the company.

In the Boise, Idaho market, Kyle’s operates a cabinet shop that is equipped with state-of-the-art tools operated by skilled cabinet makers. It manufactures its cabinets using its CNC machinery to maximize efficiency. The details of each custom cabinet are created by talented employees, from hand sanding to staining and painting to adding a wide array of specialty finishes, coatings, distressing and glazing.

In the Reno, Nevada market, Innovative Cabinets procures ready-to-assemble (RTS) cabinets through an Asian-based supply chain to the specifications of contract. The products are warehoused, assembled at the company, delivered to the job site, and installed primarily for builders of multi-family communities.

Pricing

Our strategy has been to deliver quality and performance at a value-based price target. Our pricing model generally offers better features or efficiencies than general market competitors in each product category to our builder markets.

Supplier Relationships

We source products and raw materials from multiple regional, national, and foreign suppliers. Some of our products and materials come from Asian-based suppliers. Depending on the US government’s various foreign policies, products and materials from Asian-based suppliers may be subject to import tariffs. As such, we continue to explore partnership or supplier opportunities to optimize our costs.

CMD sources a variety of hollow-core doors, wood casings, lumber, metal doors and casings, manufactured trim materials and hardware for its door division, laminate and melamine wood materials for its custom cabinetry division, and pre-made door partitions, fire extinguishers, and bathroom accessories for its specialties division. The primary raw materials used to manufacture Kyle’s products are melamine and veneered sheet goods, lumber, doors, and hardware. The cost of these raw materials is a key factor in pricing its products.

Historically, we have purchased key products and raw materials from a limited number of suppliers. We buy products and raw materials based on purchase orders. While we believe that there is an ample supply of most of the products and raw materials that we need, in the absence of firm and long-term contracts, we may not be able to obtain a sufficient supply of these products and raw materials from our existing suppliers or alternates in a timely fashion or at a reasonable cost. If we fail to secure a sufficient supply of key products and raw materials in a timely fashion, it could result in a significant delay in delivering our products and services, which may cause us to breach our sales contracts with our customers. Furthermore, failure to obtain a sufficient supply of these products and raw materials at a reasonable cost could also harm our revenue and gross profit margins. Please see Item 1A “Risk Factors—Risks Related to Our Construction Business” for a description of the risks related to our supplier relationships.

Sales and Marketing

In the Las Vegas, Nevada market, we primarily work with custom homebuilders of single-family homes, single-family homeowners, commercial and multi-family developers, and on municipal projects such as schools and public facilities. CMD operates in one of the strongest building markets in the country, with a strong, diversified customer base with builders such as Toll Brothers, Boyd Martin, Christopher Homes, and Whiting Turner Construction. Many of these relationships span over a decade and have allowed CMD to expand its footprint into northern Arizona and southern Utah.

In the Boise, Idaho market, we primarily work with custom or semi-custom home builders, but due to strong housing demands in the area, we are also tapping into the residential multi-family, new construction segment of the market.

We have high customer retention levels and have generated a considerable number of broader revenue opportunities through direct and specific interaction with our customer base. We have negotiated pricing with several long-term recurring contractor customers, which have accounted for many of our revenues. There can be no assurance that we will maintain or improve the relationships with those customers. If we cannot maintain long-term relationships with major customers or replace major customers from period to period with equivalent customers, the loss of such sales could have an adverse effect on our business, financial condition and results of operations. Please also see Item 1A “Risk Factors—Risks Related to Our Construction Business—The loss of any of our key customers could have a materially adverse effect on our results of operations.”

We primarily rely on direct consumer marketing and our extensive relationships with local builders to market our products. We also maintain websites at www.cmdnv.com and www.kylescabinets.com and www.innovativecabinetsanddesign.com and conduct social media marketing through Facebook pages.

Competition

We compete with specialty builders in the residential, commercial, governmental, and hospitality sectors of the Las Vegas metro market, facing different competitors in each segment. In our commercial door division, we compete primarily with Holguin, Star Hardware, and Five Star. In the multifamily sector, our main competitors are DMC, Rystin Construction, and Star Hardware. For tract homes, Next Level Door and Trim is the leading competitor, while for custom cabinetry, our competitors include Western Casework and Henrick-and-Oherron.

Because CMD offers a broad array of products and services across multiple sectors, we often serve as a “one-stop shop” for many residential and commercial developers in the Las Vegas metro area, whereas our competitors have more limited offerings.

The finished carpentry industry consists of contractors who specialize in finish carpentry services, such as on-site construction and the installation of doors, windows, stairs, shelving, cupboards, cabinets, and decks. Carpenters face significant competition from do-it-yourself (DIY) homeowners in housing alterations and additions, as well as from skilled tradespeople working for general building contractors in new construction.

In our primary markets, we encounter numerous competitors, with reputation, price, artistry, and service quality being the key competitive factors. We primarily compete with other specialty builders, such as Franklin’s and Western Idaho, and to a lesser extent, against national retail chains like Home Depot and Lowe’s.

Barriers to entry exist for new companies looking to enter these markets due to the available labor pool in finished carpentry and the strong relationships between industry players. These barriers also present challenges for larger competitors from outside the region when establishing a foothold. With the implementation of our business strategy focused on delivering high-value, quality products, customized solutions, and expert installations, we expect to continue competing effectively against the competitors mentioned above.

Competitive Strengths

Based on management’s belief and experience in the industry, we believe that the following competitive strengths enable us to compete effectively.

●	Superior name and reputation. We are well established in our markets (including for over 40 years in the Boise market and over 20 years in the Las Vegas market) and have built a strong reputation for best-in-class processes, product quality, and timeliness. We have strong visibility both online and among industry professionals. Over our many years in business, we have established a stellar reputation for integrity, superior service, and genuine concern for our clients and their businesses.

●	Established blue-chip clients. We have customer lists that include many regional contractors in the areas that we service, many of whom have used us as their go-to vendors for many years.

●	Streamlined operations. We believe that our processes and operational systems create higher-than-average efficiencies, accuracy and profitability.

●	Diversified capabilities. We have diversified capabilities to support large homebuilders of single-family homes, commercial and multi-family developers, and governmental and hospitality developers providing flexibility toward trending markets and growth opportunities.

●	Outstanding growth opportunities. Our portfolio, brand and reputation, and streamlined operational platform can be leveraged for expansion, both in existing regions, and other high-value surrounding areas.

●	Strong regional presence. We operate in the in the greater Las Vegas metro and Boise metro area, which are two of the fastest growing economic regions in the Western U.S. due to its day drive distance to many of the largest commercial centers and port facilities in the United States and favorable tax and business regulation environment. There are multiple national homebuilders and multi-family developers active in the region. We are among the largest door, millwork, and custom carpentry companies in this region.

Growth Strategies

We will strive to grow our business by pursuing the following growth strategies.

●	Geographic expansion. There are immediate opportunities for expansion into the surrounding areas, including Twin Falls, McCall, and Sun Valley in Idaho, as well as Northern and Southern Nevada, Utah, and Arizona. We believe we are well-positioned to grow in these regions, as many of our residential and multifamily developers have requested bids from us as they expand their operations.

●	Expansion to commercial projects and tract homes. We see significant potential to delve into the commercial real estate sector and tract homes. The Las Vegas market has experienced tremendous population growth, resulting in a continual increase in demand for tract residential home developments, an area where we have done little work so far. In Boise, we primarily focus on the residential single-family new construction segment, but there is strong evidence of ongoing market demand for multi-family projects, both from our current customers and potential new ones. With the right infrastructure in place to support this market demand, we could quickly penetrate the markets for multi-family projects, office buildings, and hotel and resort properties.

●	Capacity and infrastructure expansion. In Nevada, we are in the process of expanding our warehouse space and operations to capture additional bid opportunities in the ready-to-assemble (RTS) cabinet segment.

Employees

As of December 31, 2024, our construction companies employed 171 full-time employees. None of the employees are represented by labor unions, and we believe that our custom carpentry companies have excellent relationships with their employees.

Regulation

Both facilities in Las Vegas are subject to the Clark County Department of Air Quality and the Nevada Department of Environmental Protection. Our facility in Reno is governed by the Washoe County Department of Health, while our facility in Boise, Idaho is subject to Idaho Department of Environmental Quality. Each of these agencies implement rules and regulations in connection with air quality, pollution and the protection of the environment, including those governing emissions to air, discharges to water, storage, treatment and disposal of waste, remediation of contaminated sites and protection of worker health and safety.

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

AUTOMOTIVE SUPPLIES BUSINESS

Our automotive supplies business is operated by Wolo. This business segment accounted for approximately 23.9% and 32.1% of our total revenues for the years ended December 31, 2024 and 2023, respectively.

Overview

Our automotive supplies business is headquartered in Deer Park, New York and was founded in 1965. We design and sell horn and safety products (electric, air, truck, marine, motorcycle and industrial equipment), and offer vehicle emergency and safety warning lights for cars, trucks, industrial equipment and emergency vehicles. Focused on the automotive and industrial after-market, we sell our products to big-box national retail chains, through specialty and industrial distributors, as well as online/mail order retailers and original equipment manufacturers, or OEMs.

Products

We design and sell a broad range of branded vehicle horns, warning lights, sirens, back-up alarms and accessories

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

Manufacturing

Most of our manufacturing is outsourced to contract manufacturers in China and Taiwan. In-house assembly consists of changes to fully assembled products, as per custom orders. For example, converting the voltage of a horn for truck use, or the standard color of a particular warning light.

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

Vendor/Supplier Relationships

We have developed long term relationships with contact manufacturers based in China and Taiwan. All materials are sourced by the contract manufacturers. The following table sets forth the vendors and suppliers that accounted for more than 10% of our purchases for the years ended December 31, 2024 and 2023:

Supplier	Product	Total Purchases 2024	Percent of Purchases 2024	Total Purchases 2023	Percent of Purchases 2023
Yonglong Car Accessories	Warning Lights	$287,247	16.5%	$448,028	22.6%
Ruian Jiani Auto Parts	Horns	198,863	11.4%	312,550	15.7%
Changzhou Wushi Electrical	Horns	182,017	10.4%	317,064	16.0%
E-own Corporation	Warning Lights & Horns	173,829	10.0%	248,171	12.5%
Zhejiang Jiejia Automobile	Horns	64,489	3.7%	287,733	14.5%

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

We have a diverse customer base, including Amazon, AutoZone, Advance Auto Parts, CarQuest, Aries, das, Grainger, and FleetFarm. Internationally, we sell products in Canada, Mexico, Europe, and Amsterdam. Most of our online customers such as Amazon ship direct internationally. A majority of our sales are made to repeat customers, with many of our customer relationships spanning more than 10 years. We believe that our customers appreciate the ease of doing business with all orders placed electronically via electronic data interchange, or EDI.

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

Competition

The sale of automotive aftermarket items is highly competitive in many areas, including customer service, product availability, store location, brand recognition and price.  We believe that we have established our brand as an industry-leader in developing innovative products for the automobile aftermarket industry, especially in horn design and technology (electric, air, truck, marine, motorcycle and industrial equipment). Current competitors in related industries are FIAMM, Grote, Peterson Manufacturing Company, ECCO, Vixen Horns, HornBlasters and Kleinn.

Competitive Advantages

Based on management’s belief and experience in the industry, we believe that the following competitive strengths enable us to compete effectively.

●	Established name and reputation. We believe that we have maintained our excellent reputation in the industry for over 55 years through bringing exclusive products and designs to market to meet current and future needs.

●	Patents and trademarks. We have been granted 45 patents from the U.S., China, Taiwan and the EU. About half of our patents are utility patents, which protect a products’ methods of functionality. Utility patents are a difficult barrier for competitors to overcome, therefore these products have a higher profit margin. The other half of our patents are design patents.

●	Long-term supplier and customer relationships. We have established relationships with our vendors, with many of these relationships spanning more than 15 years, and a majority of our sales are made to repeat customers, with many of our customer relationships spanning more than 10 years.

●	International licensing agreements. We have a licensing agreement with a large wholesale supplier of auto parts in the U.K. for our patented Bad Boy Horn. The U.K. supplier also has retail chain stores and this agreement has been generating year-over-year sales growth for us.

Growth Strategies

Management sees the below as the key initiatives for our continued growth strategy:

●	Increase sales through new products and online marketing. We are aggressively pursuing our current market share and building sales by adding new products to existing accounts. Additionally, we will continue to expand our online sales platforms which include Wolo-mfg.com, Wolo-USA.com, Autozone.com, Amazon.com, BestAutoAccessories.com and Autoaccessoriesgarage.com, among others. There also exists significant growth potential in the purchasing of available key URL’s and implementing enhanced search engine optimization strategies.

●	Expand into traditional market and original equipment replacement horns. The automotive aftermarket has multiple channels of distribution, and one in which we have limited distribution is the traditional channel. This channel distributes products through wholesale warehouse distributors such as Federated Auto Parts, Pronto Auto Parts, Bumper-To-Bumper and Auto Value. Traditional distribution primarily services the DIFM (Do-It-For-Me) or professional installers. Most of the products sold are direct original equipment replacement parts which are researched based on year/make/model of the vehicle needing parts. We have limited distribution into the traditional channel, primarily due to the fact that there are no original equipment replacement horns in our product offerings. We believe that with minor product enhancements, we can offer products to serve this channel and improve market share into the traditional channel.

●	Expand into growing international markets. Currently, we sell our products in the US, Canada, Mexico, Europe and the Middle East. We believe that there is great growth opportunity in Mexico. Additionally, we have identified Canada and the Netherlands as expansion markets specifically for our Motorcycle Air Horn.

●	Additional focus on the municipal and public safety markets. We have identified a significant demand for certified warning lights within the municipal and public safety markets. The certification of existing products is immediately possible and very cost effective.

●	Grow presence within the marine marketplace. We see immediate growth opportunities existing within the marine market with certified horns that meet US Coast Guard regulations and other regulatory standards.

Intellectual Property

We have been granted 45 patents from the United States, China, Taiwan and the EU. About half of our patents are utility patents, which protect a product’s methods of functionality. Utility patents are a difficult barrier for competitors to overcome, therefore these products have a higher profit margin. The other half of our patents are design patents.

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

Employees

As of December 31, 2024, we employed 12 employees, including 4 full-time employees. None of our employees are represented by labor unions, and we believe that we have an excellent relationship with our employees.

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

Although our audited financial statements for the year ended December 31, 2024 were prepared under the assumption that we would continue our operations as a going concern, the report of our independent registered public accounting firm that accompanies our financial statements for the year ended December 31, 2024 contains a going concern qualification in which such firm expressed substantial doubt about our ability to continue as a going concern, based on the financial statements at that time. We have generated losses since inception and have relied on cash on hand, sales of securities, external bank lines of credit, and issuance of third-party and related party debt to support cashflow from operations. As of December 31, 2024, we had cash and cash equivalents of $2,502,450, restricted cash of $1,358,968 and a total working capital deficit of $111,927,759. For the year ended December 31, 2024, we incurred an operating loss of $11,998,244 and used cash flows in operating activities of $14,635,636.

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

We may change our strategy at any time without the consent of our shareholders, which may result in our acquiring businesses or assets that are different from, and possibly riskier than, the strategy described in this report. A change in our strategy may increase our exposure to interest rate and currency fluctuations, subject us to regulation under the Investment Company Act of 1940, as amended, or the Investment Company Act, or subject us to other risks and uncertainties that affect our operations and profitability.

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

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2024, management identified material weaknesses as described under Item 9A. “Controls and Procedures.” We are undertaking remedial measures, which measures will take time to implement and test, to address these material weaknesses. There can be no assurance that such measures will be sufficient to remedy the material weaknesses identified or that additional material weaknesses or other control or significant deficiencies will not be identified in the future. If we continue to experience material weaknesses in our internal controls or fail to maintain or implement required new or improved controls, such circumstances could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements, or adversely affect the results of periodic management evaluations and, if required, annual auditor attestation reports. Each of the foregoing results could cause investors to lose confidence in our reported financial information and lead to a decline in our share price.

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

Our construction business is subject to seasonal and other periodic fluctuations, and affected by factors beyond our control, which may cause our sales and operating results to fluctuate significantly.

Our construction business is subject to seasonal fluctuations. We believe that we can more effectively control and balance our direct labor resources and costs during seasonal variations in our construction business, depending on the dynamics of the market served. However, extreme winter weather conditions can have an adverse effect on appointments and installations, which typically occur during our fourth and first quarters and can also negatively affect our net sales and operating results. In addition, sales and revenues may decline in the fourth quarter due to the holiday season.

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

Our business is labor intensive, and, as a result, our financial performance is affected by the availability of qualified personnel and the cost of labor. Currently, none of our employees are represented by labor unions. Strikes or other types of conflicts with personnel could arise or we may become a target for union organizing activity. Some of our direct and indirect suppliers have unionized workforces. Strikes, work stoppages or slowdowns experienced by these suppliers could result in slowdowns or closures of facilities where components of our products are manufactured. Any interruption in the production of our products could reduce sales of our products and increase our costs.

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

The nature of our constructions business exposes us to product liability, workmanship warranty, casualty, negligence, construction defect, breach of contract and other claims and legal proceedings.

We are subject to product liability, workmanship warranty, casualty, negligence, construction defect, breach of contract and other claims and legal proceedings relating to the products we install or manufacture that, if adversely determined, could adversely affect our financial condition, results of operations and cash flows. We rely on manufacturers and other suppliers to provide us with most of the products we install. Other than for products manufactured by Kyle’s and the custom work at CMD, we generally do not have direct control over the quality of such products manufactured or supplied by such third-party suppliers. As such, we are exposed to risks relating to the quality of such products. In the event that any of our products prove to be defective, we may be required to recall or redesign such products, which would result in significant unexpected costs.

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

We operate in a highly fragmented and very competitive industry. Our competitors include national and local door, trim, and carpentry manufacturers. These can be large, consolidated operations which house their manufacturing facilities in large and efficient plants, as well as relatively small, local cabinetmakers. Although we believe that we have superior name and reputation of direct marketing of custom designed carpentry, doors and millwork, we compete with numerous competitors in our primary markets in which we operate, with reputation, price, workmanship and services being the principal competitive factors. Some of our competitors have achieved substantially more market penetration in certain of the markets in which we operate. Some of our competitors have greater resources available and are less highly leveraged, which may provide them with greater financial flexibility. We also compete against retail chains, including Sears, Costco, Builders Square, Sam’s Warehouse Club and other stores, which offer similar products and services through licensees. We compete, to a lesser extent, with small home improvement contractors and with large “home center” retailers such as Home Depot and Lowes. As a result of the implementation of our business strategy to conduct more remodel, condo/multi-family, and commercial projects in the new construction markets, we anticipate that we will compete to a greater degree with large “home center” retailers. To remain competitive, we will need to invest continuously in manufacturing, customer service and support, marketing and our dealer network. We may have to adjust the prices of some of our products to stay competitive, which would reduce our revenues or harm our financial condition and results of operations. We may not have sufficient resources to continue to make such investments or maintain our competitive position within each of the markets we serve.

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

Changes to U.S. trade policy, tariff and import/export regulations may adversely affect our operating results.

The United States has recently enacted and/or proposed to enact significant new tariffs on goods imported from numerous countries, including China, Mexico and Canada. Additionally, President Trump has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. There continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties and tariffs.

While CMD and Kyle’s purchase most of their materials from domestic suppliers, much of the wood used in such materials originates from Canada. Innovative Cabinets purchases products from South Vietnam. If the U.S. continues to impose new tariffs, this may cause supply chain disruptions and could further escalate our costs. We may determine to increase our sales prices in order to pass these increased costs to our customers. Kyle’s has a short lead-time (30 days) and bids projects based on material costs, lowering the risk to profitability. CMD has a longer lead-time (6 to 24 months) and has allowances in its contracts for change-orders if costs increase, allowing for CMD to recover most of the cost increases created by economic factors. However, in the event we determine to pass increased costs to our customers, our customers may reduce their orders from us, which could negatively affect our business, profitability and operating results. We are closely monitoring these developments and evaluating strategies to mitigate potential impacts.

Furthermore, as a result of policy changes and government proposals, there may be greater restrictions and economic disincentives on international trade in general. The new tariffs and other changes in U.S. trade policy could trigger retaliatory actions by affected countries, and foreign governments have instituted or are considering imposing trade sanctions on U.S. goods. Such changes have the potential to adversely impact the U.S. economy or sectors thereof, our industry and the demand for our products, and as a result, could have a negative impact on our business, financial condition and results of operations.

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

Our facilities are subject to numerous federal, state and local laws and regulations relating to pollution and the protection of the environment, including those governing air emissions, discharges to water, storage, treatment and disposal of waste, remediation of contaminated sites and protection of worker health and safety. We believe we are in substantial compliance with all applicable requirements. However, our efforts to comply with environmental requirements do not remove the risk that we may be held liable, or incur fines or penalties, and that the amount of liability, fines or penalties may be material, for, among other things, releases of hazardous substances occurring on or emanating from current or formerly owned or operated properties or any associated offsite disposal location, or for contamination discovered at any of our properties from activities conducted by previous occupants.

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

We may fail to fully realize the anticipated benefits of our growth strategy within the multi-family, tract home, and commercial properties channels.

Part of our growth strategy depends on expanding our business in the multi-family and commercial properties channels. We may fail to compete successfully against other companies that are already established providers within those channels. Demand for our products within the multi-family, tract home, and commercial properties channels may not grow, or might even decline. In addition, trends within the industry change often, we may not accurately gauge consumer preferences and successfully develop, manufacture and market our products. Our failure to anticipate, identify or react to changes in these trends could lead to, among other things, rejection of a new product line, reduced demand and price reductions for our products, and could adversely affect our sales. Further, the implementation of our growth strategy may place additional demands on our administrative, operational and financial resources and may divert management’s attention away from our existing business and increase the demands on our financial systems and controls. If our management is unable to effectively manage growth, our business, financial condition or results of operations could be adversely affected. If our growth strategy is not successful then our revenue and earnings may not grow as anticipated or may decline, we may not be profitable, or our reputation and brand may be damaged. In addition, we may change our financial strategy or other components of our overall business strategy if we believe our current strategy is not effective, if our business or markets change, or for other reasons, which may cause fluctuations in our financial results.

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

In 2024 and 2023, Wolo purchased a substantial portion of finished goods from five third-party vendors which comprised 52.0% and 81.3% of its purchases, respectively. Our ability to acquire products from our suppliers in amounts and on terms acceptable to us is dependent upon a number of factors that could affect our suppliers and which are beyond our control. For example, financial or operational difficulties that some of our suppliers may face could result in an increase in the cost of the products we purchase from them. If we do not maintain our relationships with our existing suppliers or develop relationships with new suppliers on acceptable commercial terms, we may not be able to continue to offer a broad selection of merchandise at competitive prices and, as a result, we could lose customers and our sales could decline.

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

Changes to U.S. trade policy, tariff and import/export regulations may adversely affect our operating results.

The United States has recently enacted and/or proposed to enact significant new tariffs on goods imported from numerous countries, including China, and most recently, the Trump Administration announced a 25% tariff on imports of automobiles and auto parts. Additionally, President Trump has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. There continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties and tariffs.

Approximately 90% of our vendor base is located in China. If the U.S. continues to impose new tariffs, this may cause supply chain disruptions and could further escalate our costs. We may determine to increase our sales prices in order to pass these increased costs to our customers. In the event we determine to pass increased costs to our customers, our customers may reduce their orders from us, which could negatively affect our business, profitability and operating results. We are closely monitoring these developments and evaluating strategies to mitigate potential impacts.

Furthermore, as a result of policy changes and government proposals, there may be greater restrictions and economic disincentives on international trade in general. The new tariffs and other changes in U.S. trade policy could trigger retaliatory actions by affected countries, and foreign governments have instituted or are considering imposing trade sanctions on U.S. goods. Such changes have the potential to adversely impact the U.S. economy or sectors thereof, our industry and the demand for our products, and as a result, could have a negative impact on our business, financial condition and results of operations.

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

In addition to our relationships with foreign suppliers, we have contracts with sales representatives from fifteen regional sales companies in North America, Mexico, Puerto Rico, the U.K., Europe, the Middle East and the industrial aftermarket. We are subject to a number of risks and challenges that specifically relate to our international operations. Our international operations may not be successful if we are unable to meet and overcome these challenges, which could limit the growth of our business and may have an adverse effect on our business and operating results. These risks and challenges include:

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

We acquire finished goods in regions outside the United States, including China. As a result, our operations are affected by economic, political and other conditions in the foreign countries in which we do business as well as U.S. laws regulating international trade. Specifically, instability in the geopolitical environment in many parts of the world (including as a result of the on-going Russia and Ukraine war, the conflict between Israel and Hamas and increasingly tense China-Taiwan relations) and other disruptions may continue to put pressure on global economic conditions. Notably, approximately 90% of our vendor base is located in China and supply chain issues have escalated shipping costs in recent years. Our inability to respond to and manage the potential impact of such events effectively could have a material adverse effect on our business, financial condition, and results of operations.

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

Generally, the determination of a holder’s distributive share of any item of income, gain, loss, deduction, or credit of a partnership is governed by the operating agreement, but it is also subject to income tax laws governing the allocation of the partnership’s income, gains, losses, deductions and credits. These laws are complex, and there can be no assurance that the IRS would not successfully challenge any allocation set forth in any Schedule K-1 issued by us. Whether an allocation set forth in any particular K-1 issued to a shareholder will be accepted by the IRS also depends on a facts and circumstances analysis of the underlying economic arrangement of our shareholders. If the IRS were to prevail in challenging the allocations provided by the operating agreement, the amount of income or loss allocated to holders for U.S. federal income tax purposes could be increased or reduced or the character of allocated income or loss could be modified. See “Material U.S. Federal Income Tax Considerations” included in our prospectus, dated October 28, 2024 and filed with the SEC on October 30, 2024, for more information.

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

Our common shares are listed on NYSE American, and we must meet certain financial and liquidity criteria to maintain the listing of our common shares on NYSE American. If we fail to meet any listing standards or if we violate any listing requirements, our common shares may be delisted. For instance, we have been advised by NYSE American that our common shares may be delisted if our share price falls below $0.10, and due to new NYSE American rules limiting the number of reverse splits that companies may effectuate over a two-year period to less than a cumulative ratio of 200 shares to 1, we will be unable to effectuate an additional reverse share split until at least July 2026, thereby increasing the likelihood that our share price may fall below $0.10. Furthermore, we have a shareholders’ deficit of approximately $96 million as of December 31, 2024, which NYSE American could also use as a basis to delist our common shares. Accordingly, we cannot guarantee that we will continue to meet all listing standards or that we will not violate any listing requirements in the future. In addition, our board of directors may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing.

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

We cannot predict what effect, if any, future sales of our common shares, or the availability of common shares for future sale, will have on the market price of our common shares. Notably, we are obligated to issue 453,455 common shares upon the conversion of our outstanding series A senior convertible preferred shares, 5,574 common shares upon the conversion of our outstanding series C senior convertible preferred shares, 32,274 common shares upon the conversion of our outstanding series D senior convertible preferred shares and 174,186,206 common shares issuable upon the exercise of outstanding warrants at a weighted average exercise price of $0.53 per share (excluding any decrease to the exercise price and increase in the number of shares as a result of antidilution adjustments contained in certain outstanding warrants). We are also obliged to issue common shares upon the conversion of secured convertible promissory notes in the aggregate principal amount of $22,819,184, which are convertible into our common shares at a conversion price of equal to the lowest daily volume weighted price of our common shares during the five trading days prior to conversion (subject to adjustment). We have also reserved 5,000,000 common shares for issuance under our 2023 Equity Incentive Plan.

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

Our series A senior convertible preferred shares, series C senior convertible preferred shares and series D senior convertible preferred shares are senior to our common shares as to distributions and in liquidation, which could limit our ability to make distributions to our common shareholders.

Holders of our series A senior convertible preferred shares are entitled to quarterly dividends, payable in cash or in common shares, at a rate per annum of 24.0% of the stated value ($2.42 per share), holders of our series C senior convertible preferred shares are entitled to accruing dividends, payable upon conversion or liquidation, at a rate per annum of 6.0% of the stated value ($10.00 per share) and holders of our series D senior convertible preferred shares are entitled to accruing dividends, payable upon conversion or liquidation, at a rate per annum of 10.0% of the stated value ($0.339 per share). In addition, upon any liquidation of our company or its subsidiaries, each holder of outstanding series A senior convertible preferred shares will be entitled to receive an amount of cash equal to 115% of the stated value, plus an amount of cash equal to all accumulated accrued and unpaid dividends thereon (whether or not declared), and each holder of outstanding series C senior convertible preferred shares and series D senior convertible preferred shares will be entitled to receive an amount of cash equal to 100% of the stated value, plus an amount of cash equal to all accumulated accrued and unpaid dividends thereon (whether or not declared), all before any payment shall be made to or set apart for the holders of our common shares. This could limit our ability to make regular distributions to our common shareholders or distributions upon liquidation.

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

Our principal office is located at 260 Madison Avenue, 8th Floor, New York, NY 10016. We entered into an office service agreement with Regus Management Group, LLC for use of office space at this location effective January 22, 2013. Under the agreement, in exchange for our right to use the office space at this location, we are required to pay a monthly fee of $210 (excluding taxes).

Kyle’s is headquartered at 10849 W. Emerald St. Boise, ID 83713, where it leases a 6,600 square foot facility that includes corporate offices, administration, production floor, warehouse, and employee areas. On September 1, 2020, Kyle’s entered into an industrial lease agreement with Stephen Mallatt, Jr. and Rita Mallatt, the sellers of Kyle’s. The lease is for a term of five years, with an option for a renewal term of five years, and provides for a base rent of $7,000 per month for the first 12 months, which will increase to $7,210 for months 13-16 and to $7,426 for months 37-60. In addition, Kyle’s is responsible for all taxes, insurance and certain operating costs during the lease term. The lease agreement contains customary events of default, representations, warranties and covenants.

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

CMD is headquartered at 4495 Delancey Drive, Las Vegas, NV 89103, where it leases a 15,000 square foot facility that includes corporate offices, administration, production floor, warehouse, and employee areas. On December 16, 2024, 1847 CMD entered into a lease agreement with Delancey LLC relating to this property and another located at 4485 Delancey Drive, Las Vegas, NV 89103. The lease expires on December 31, 2029, with options for renewals for two (2) additional five (5) year periods, and provides for a base rent of $20,000 per month, which shall increase annually by an amount equal to three percent (3%) of the previous year’s base rent. In addition, 1847 CMD is responsible for all taxes, insurance and certain operating costs during the lease term. The lease agreement contains customary events of default, representations, warranties and covenants.

CMD also leases a property located at 2421 East Gowan Road, North Las Vegas, Nevada 89030. This facility consists of 15,288 square feet of office and warehouse space. On December 16, 2024, 1847 CMD entered into a lease agreement for this property with CD Gowan LLC. The lease expires on December 31, 2029, with options for renewals for two (2) additional five (5) year periods, and provides for a base rent of $15,000 per month, which shall increase annually by an amount equal to three percent (3%) of the previous year’s base rent. In addition, 1847 CMD is responsible for all taxes, insurance and certain operating costs during the lease term.  The lease agreement contains customary events of default, representations, warranties and covenants.

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

Number of Holders of Our Common Shares

As of March 28, 2025, there were approximately 86 shareholders of record of our common shares. In computing the number of holders of record of our common shares, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single shareholder.

Securities Authorized for Issuance Under Equity Compensation Plans

Please see Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Dividend Policy

Holders of our series A senior convertible preferred shares are entitled to dividends at a rate per annum of 24.0% of the stated value of $2.42 per share (subject to adjustment). Dividends shall accrue from day to day, whether or not declared, and shall be cumulative. Dividends shall be payable quarterly in arrears on each dividend payment date in cash or common shares at our discretion. Dividends payable in common shares shall be calculated based on a price equal to eighty percent (80%) of the volume weighted average price for the common shares on our principal trading market during the five (5) trading days immediately prior to the applicable dividend payment date; provided that if our common shares are not registered, any dividends payable in common shares shall be calculated based upon the fixed price of $1.57; and provided further that we may only elect to pay dividends in common shares based upon such fixed price if the volume weighted average price for the common shares on our principal trading market during the five (5) trading days immediately prior to the applicable dividend payment date is $1.57 or higher.

Holders of our series C senior convertible preferred shares are entitled to dividends at a rate per annum of 6.0% of the stated value of $10.00 per share. Dividends shall accrue from day to day, whether or not declared, and shall be cumulative. Dividends shall be payable only upon conversion or upon liquidation of our company.

Holders of our series D senior convertible preferred shares are entitled to dividends at a rate per annum of 10.0% of the stated value of $0.339 per share. Dividends shall accrue from day to day, whether or not declared, and shall be cumulative. Dividends shall be payable only upon conversion or upon liquidation of our company.

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

We may use cash flow from our operating subsidiaries, capital resources, including borrowings under any third-party credit facilities that we establish, or reduction in equity to pay a distribution. See “Material U.S. Federal Income Tax Considerations” included in our prospectus, dated October 28, 2024 and filed with the SEC on October 30, 2024, for more information about the tax treatment of distributions to our shareholders.

Recent Sales of Unregistered Securities

We have not sold any equity securities during the 2024 fiscal year that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2024 fiscal year.

Purchases of Equity Securities

No repurchases of our common shares were made during the fourth quarter of 2024.

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

Recent Developments

Amendment to Operating Agreement

On March 11, 2025, our manager entered into an amendment to our operating agreement to increase the number of common shares that we are authorized to issue from 500 million shares to 2 billion shares.

Warrant Exchange

As described below, on October 30, 2024, we issued series A warrants to certain investors, most of which were exercised shortly after issuance. On March 11, 2025, the exercise price of the remaining series A warrants was reduced to $0.81 per share, with a corresponding increase in the number of series A warrants. Following this adjustment, the number of series A warrants outstanding was increased to 632,990, with each series A warrant exercisable for two common shares, or an aggregate of 1,265,980 common shares. Following the adjustment, a holder exercised 193,348 series A warrants for 386,696 common shares, or the Exercised Shares. Accordingly, an aggregate of 439,642 series A warrants remained outstanding, or the Remaining Warrants.

On March 25, 2025, we entered into cancellation and exchange agreements with the holders of the Remaining Warrants and the Exercised Shares, pursuant to which such holders agreed to exchange the Remaining Warrants and the Exercised Shares for an aggregate of 1,027 series F convertible preferred shares.

In connection with the cancellation and exchange agreements, on March 25, 2025 we executed a share designation to establish the terms of the series F convertible preferred shares, or the Share Designation. Pursuant to the Share Designation, we designated 1,027 of our preferred shares as series F convertible preferred shares with a stated value of $1,000 per share. Following is a summary of the material terms of the series F convertible preferred shares:

Ranking. The series F convertible preferred shares rank, with respect to the payment of dividends and the distribution of assets upon liquidation, (i) senior to all common shares, allocation shares, series C preferred shares, series D preferred shares and each other class or series that is not expressly made senior to or on parity with the series F convertible preferred shares; (ii) on parity with each other class or series that is not expressly subordinated or made senior to the series F convertible preferred shares; and (iii) junior to the series A senior convertible preferred shares, all indebtedness and other liabilities with respect to assets available to satisfy claims against us and each other class or series that is expressly made senior to the series F convertible preferred shares.

Dividend Rights. Holders of series F convertible preferred shares are entitled to receive dividends, when, as and if declared on the common shares, pari passu with the holders of common shares, on an as-converted basis.

Liquidation Rights. Subject to the rights of creditors and the holders of any senior securities or parity securities (in each case, as defined in the Share Designation), upon any liquidation of our company, before any payment or distribution of the assets of our company (whether capital or surplus) shall be made to or set apart for the holders of junior securities (as defined in the Share Designation), each holder of outstanding series F convertible preferred shares shall be entitled to receive an amount of cash equal to 100% of the stated value ($1,000 per share). If, upon any liquidation, the assets, or proceeds thereof, distributable among the holders of the series F convertible preferred shares shall be insufficient to pay in full the preferential amount payable to the holders of the series F convertible preferred shares and liquidating payments on any other shares of any class or series of parity securities as to the distribution of assets on any liquidation, then such assets, or the proceeds thereof, shall be distributed among the holders of series F convertible preferred shares and any such other parity securities ratably in accordance with the respective amounts that would be payable on such series F convertible preferred shares and any such other parity securities if all amounts payable thereon were paid in full.

Voting Rights. The series F convertible preferred shares do not have any voting rights; provided that, so long as any series F convertible preferred shares are outstanding, we shall not, and shall not permit any of our subsidiaries to, directly or indirectly, without the affirmative vote of the holders of a majority of the then outstanding series F convertible preferred shares, (a) amend our certificate of formation or operating agreement in any manner that adversely affects any rights of the holders of the series F convertible preferred shares or alter or amend the Share Designation, (b) authorize or create any class of shares ranking as to dividends, redemption or distribution of assets upon a liquidation senior to, or otherwise pari passu with, the series F convertible preferred shares, or (c) enter into any agreement with respect to any of the foregoing.

Conversion Rights. Each series F convertible preferred share shall be convertible, at the option of the holder thereof, at any time and from time to time, into such number of fully paid and nonassessable common shares determined by dividing the stated value ($1,000 per share) by the conversion price of $0.1549 per share. The conversion price is subject to standard adjustments in the event of any share splits, share combinations, share reclassifications, dividends paid in common shares, sales of substantially all of our assets, mergers, consolidations or similar transactions, as well as for subsequent issuances of common shares, or securities convertible into or exercisable or exchangeable for common shares, at a price below the then conversion price; provided that a holder shall not be entitled to utilize a conversion price of less than $0.01 (subject to standard adjustments for share splits, share combinations, recapitalizations and similar transactions). Notwithstanding the foregoing, the aggregate number of common shares that we may issue upon conversion of the series F convertible preferred shares is limited to 5,385,291 shares (equal to 19.99% of our outstanding common shares prior to entry into the cancellation and exchange agreements) prior to obtaining shareholder approval of the issuance of all common shares that may be issued upon conversion of the series F convertible preferred shares, in accordance with NYSE American rules. Furthermore, we shall not effect any conversion of the series F convertible preferred shares, and a holder shall not have the right to convert any portion of the series F convertible preferred shares, to the extent that, after giving effect to the conversion, such holder (together with such holder’s affiliates) would beneficially own in excess of 4.99% of the number of common shares outstanding immediately after giving effect to the issuance of common shares issuable upon conversion. This limitation may be waived (up to a maximum of 9.99%) by the holder in its sole discretion upon not less than sixty-one (61) days’ prior notice to us.

Other Rights. Holders of series F convertible preferred shares have no redemption, preemptive or subscription rights for additional securities of our company.

Management Fees

On April 15, 2013, we and our manager entered into a management services agreement, pursuant to which we are required to pay our manager a quarterly management fee equal to 0.5% of our adjusted net assets for services performed (which we refer to as the parent management fee). The amount of the parent management fee with respect to any fiscal quarter is (i) reduced by the aggregate amount of any management fees received by our manager under any offsetting management services agreements with respect to such fiscal quarter, (ii) reduced (or increased) by the amount of any over-paid (or under-paid) parent management fees received by (or owed to) our manager as of the end of such fiscal quarter, and (iii) increased by the amount of any outstanding accrued and unpaid parent management fees. We did not expense any parent management fees for the years ended December 31, 2024 and 2024.

Following the assignment of all of the assets of Asien’s on February 26, 2024 as described under “—Discontinued Operations” below, our manager ceased to provide services to 1847 Asien for quarterly management fees. 1847 Asien expensed management fees of $50,000 and $300,000 for the years ended December 31, 2024 and 2023, respectively, which is included in discontinued operations.

On August 21, 2020, 1847 Cabinet entered into an offsetting management services agreement with our manager, which was amended on October 8, 2021. Pursuant to the amended management services agreement, our manager will provide certain services to 1847 Cabinet in exchange for a quarterly management fee equal to the greater of $125,000 or 2% of adjusted net assets (as defined within the amended management services agreement). 1847 Cabinet expensed management fees of $375,000 and $500,000 for the years ended December 31, 2024 and 2023, respectively, of which $125,000 is included in discontinued operations for the years ended December 31, 2024 and 2023 due to the sale of High Mountain described under “—Discontinued Operations” below.

On March 30, 2021, 1847 Wolo entered into an offsetting management services agreement with our manager. Pursuant to the management services agreement, our manager will provide certain services to 1847 Wolo in exchange for a quarterly management fee equal to the greater of $75,000 or 2% of adjusted net assets (as defined within the management services agreement). 1847 Wolo expensed management fees of $300,000 for the years ended December 31, 2024 and 2023.

Following the foreclosure sale of all of the assets of ICU Eyewear on August 5, 2024 as described under “—Discontinued Operations” below, our manager ceased to provide services to 1847 ICU for quarterly management fees. 1847 ICU expensed management fees of $175,000 and $225,000 for the years ended December 31, 2024 and 2023, respectively, which is included in discontinued operations.

On December 16, 2024, 1847 CMD entered into an offsetting management services agreement with our manager. Pursuant to the management services agreement, our manager will provide certain services to 1847 CMD in exchange for a quarterly management fee equal to the greater of $75,000 or 2% of adjusted net assets (as defined within the management services agreement).

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

On a consolidated basis, for the year ended December 31, 2024, we expensed total management fees from continued operations and discontinued operations of $2,267,000 and $350,000, respectively. For the year ended December 31, 2023, we expensed total management fees from continued operations and discontinued operations of $633,333 and $691,667, respectively.

Segments

Following the divestures described under “—Discontinued Operations” below, we now have two reportable segments:

●	The construction segment provides finish carpentry and related products and services, including doors, frames, trim, hardware, millwork, cabinetry, and specialty construction accessories.

●	The automotive supplies segment provides horn and safety products (including electric, air, truck, marine, motorcycle, and industrial equipment) as well as vehicle emergency and safety warning lights for cars, trucks, industrial equipment, and emergency vehicles.

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

Discontinued Operations

On February 26, 2024, Asien’s entered into a general assignment for the benefit of its creditors with SG Service Co., LLC. Pursuant to the assignment, Asien’s transferred ownership of all or substantially all of its right, title, and interest in, as well as custody and control of, its assets to SG Service Co., LLC in trust. Following the assignment, we retained no financial interest in Asien’s. Accordingly, the results of operations of Asien’s are reported as discontinued operations for the years ended December 31, 2024 and 2023.

Our company was a limited guarantor of the Loan Agreement that was entered into on September 11, 2023 between the ICU Lender, 1847 ICU and ICU Eyewear. Pursuant to the Loan Agreement, the ICU Lender had a security interest in all the assets of ICU Eyewear. ICU Eyewear was in default under the Loan Agreement and consented to a foreclosure by the ICU Lender and private sale of substantially all of its assets in an Article 9 sale process, pursuant to Section 9-610 of the Uniform Commercial Code as in effect in the State of New York and Section 9-610 of the Uniform Commercial Code as in effect in the State of California. On August 5, 2024, ICU Eyecare Solutions Inc., an entity that is not affiliated with our company, was the successful bidder with a cash bid of $4,250,000. Pursuant to an agreement, dated August 5, 2024, and in consideration for such purchase price, the ICU Lender having foreclosed on its security interest in all of the assets of ICU Eyewear then conveyed all of its rights, title, and interest in all of such assets to ICU Eyecare Solutions Inc. Following the sale, we retained no financial interest in ICU Eyewear. Accordingly, the results of operations of ICU Eyewear are reported as discontinued operations for the years ended December 31, 2024 and 2023.

On September 30, 2024, we entered into an asset purchase agreement with BFS and High Mountain, pursuant to which we sold substantially all of the assets of Hight Mountain to BFS for an aggregate cash only purchase price of $17,000,000, subject to certain pre-closing and post-closing adjustments. At closing, the purchase price was subject to a working capital adjustment and was also reduced by the amount of outstanding indebtedness repaid at closing or assumed by BFS, as well as certain transaction expenses. Additionally, the purchase price was reduced by $1,358,968, net of certain post-closing adjustments. Following the sale, we retained no financial interest in High Mountain. Accordingly, the results of operations of High Mountain are reported as discontinued operations for the years ended December 31, 2024 and 2023.

Results of Operations

The following table sets forth key components of our results of operations during the years ended December 31, 2024 and 2023, both in dollars and as a percentage of our revenues.

	Years Ended December 31,
	2024		2023
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$15,710,330	100.0%	$14,190,135	100.0%
Operating expenses
Cost of revenues	7,937,588	50.5%	7,637,496	53.8%
Personnel	6,538,872	41.6%	4,990,561	35.2%
Depreciation and amortization	655,658	4.2%	1,162,295	8.2%
General and administrative	5,000,843	31.8%	3,272,333	23.1%
Professional fees	6,896,438	43.9%	2,378,190	16.8%
Impairment of goodwill and intangible assets	679,175	4.3%	10,456,087	73.7%
Total operating expenses	27,708,574	176.4%	29,896,962	210.7%
Loss from operations	(11,998,244)	(76.4)%	(15,706,827)	(110.7)%
Other income (expense)
Other income (expense)	(1,263,983)	(8.0)%	12,611	0.1%
Gain on disposal of property and equipment	13,000	0.1%	-	-
Interest expense	(4,262,224)	(27.1)%	(4,628,194)	(32.6)%
Amortization of debt discounts	(9,047,721)	(57.6)%	(4,232,231)	(29.8)%
Loss on extinguishment of debt	(4,709,793)	(30.0)%	-	-
Loss on change in fair value of warrant liabilities	(77,638,662)	(494.2)%	(27,900)	(0.2)%
Gain on change in fair value of derivative liabilities	1,401,373	8.9%	385,138	2.7%
Total other expense	(95,508,010)	(607.9)%	(8,490,576)	(59.8)%
Net loss from continuing operations before income taxes	(107,506,254)	(684.3)%	(24,197,403)	(170.5)%
Income tax provision	702,000	4.5%	209,000	1.5%
Net loss from continuing operations	$(106,804,254)	(679.8)%	$(23,988,403)	(169.0)%

Total revenues. Our total revenues were $15,710,330 for the year ended December 31, 2024, as compared to $14,190,135 for the year ended December 31, 2023.

The construction segment generates revenue through the sale of finished carpentry and related products and services. Revenues from the construction segment increased by $2,321,335, or 24.1%, to $11,960,884 for the year ended December 31, 2024 from $9,639,549 for the year ended December 31, 2023. The increase in revenues was primarily attributed to an increase in new multi-family projects and an increase in the average customer contract value.

The automotive supplies segment generates revenue through the design and sale of horn and safety products (electric, air, truck, marine, motorcycle and industrial equipment), including vehicle emergency and safety warning lights for cars, trucks, industrial equipment and emergency vehicles. Revenues from the automotive supplies segment decreased by $801,140, or 17.6%, to $3,749,446 for the year ended December 31, 2024 from $4,550,586 for the year ended December 31, 2023. The decrease in revenues was primarily attributed to working capital constraints on inventory.

Cost of revenues. Our total cost of revenues was $7,937,588 for the year ended December 31, 2024, as compared to $7,637,496 for the year ended December 31, 2023.

Cost of revenues for the construction segment consists of finished goods, lumber, hardware and materials and plus direct labor and related costs, net of any material discounts from vendors. Cost of revenues for the construction segment increased by $956,944, or 21.3%, to $5,439,723 for the year ended December 31, 2024 from $4,482,779 for the year ended December 31, 2023. Such increase was primarily attributed to the corresponding increase in revenues. As a percentage of construction revenues, cost of revenues for the construction segment was 45.5% and 46.5% for the years ended December 31, 2024 and 2023, respectively.

Cost of revenues for the automotive supplies segment consists of the costs of purchased finished goods plus freight and tariff costs. Cost of revenues for the automotive supplies segment decreased by $656,852, or 20.8%, to $2,497,865 for the year ended December 31, 2024 from $3,154,717 for the year ended December 31, 2023. Such decrease was primarily attributed to the corresponding decrease in revenues. As a percentage of automotive supplies revenues, cost of revenues for the automotive supplies segment was 66.6% and 69.3% for the years ended December 31, 2024 and 2023, respectively.

Personnel costs. Personnel costs include employee salaries and bonuses plus related payroll taxes. It also includes health insurance premiums, 401(k) contributions, and training costs. Our total personnel costs were $6,538,872 for the year ended December 31, 2024, as compared to $4,990,561 for the year ended December 31, 2023.

Personnel costs for the construction segment increased by $752,966, or 24.7%, to $3,805,928 for the year ended December 31, 2024 from $3,052,962 for the year ended December 31, 2023. Such increase was primarily attributed to increased employee headcount as a result of increased revenues and corporate wage allocations. As a percentage of construction revenue, personnel costs for the construction segment were 31.8% and 31.7% for the years ended December 31, 2024 and 2023, respectively.

Personnel costs for the automotive supplies segment increased by $17,507, or 1.9%, to $934,895 for the year ended December 31, 2023 from $917,388 for the year ended December 31, 2023. Such increase was primarily attributed to increased benefit costs. As a percentage of automotive supplies revenues, personnel costs for the automotive supplies segment were 24.9% and 20.2% for the years ended December 31, 2024 and 2023, respectively.

Personnel costs for the corporate services segment increased by $777,838, or 76.2%, to $1,798,049 for the year ended December 31, 2024 from $1,020,211 for the year ended December 31, 2023. Such increase was primarily attributed to increased benefit costs and accrued management bonuses and wages.

Depreciation and amortization. Our total depreciation and amortization expense decreased by $506,637, or 43.6%, to $655,658 for the year ended December 31, 2024 from $1,162,295 for the year ended December 31, 2023. Such decrease was primarily as a result of impairments of intangible assets.

General and administrative expenses. Our general and administrative expenses consist primarily of insurance expense, rent expense, management fees, advertising, bank fees, bad debt allowances, and other general expenses incurred in connection with general operations. Our total general and administrative expenses were $5,000,843 for the year ended December 31, 2024, as compared to $3,272,333 for the year ended December 31, 2023.

General and administrative expenses for the construction segment increased by $272,590, or 18.5%, to $1,745,773 for the year ended December 31, 2024 from $1,473,183 for the year ended December 31, 2023. Such increase was primarily attributed to increased revenues, along with increases in rent and office expenditures. As a percentage of construction revenue, general and administrative expenses for the construction segment were 14.6% and 15.3% for the years ended December 31, 2024 and 2023, respectively.

General and administrative expenses for the automotive supplies segment decreased by $82,879, or 8.7%, to $865,115 for the year ended December 31, 2024 from $947,994 for the year ended December 31, 2023. Such decrease was primarily attributed to decreased office expenditures. As a percentage of automotive supplies revenue, general and administrative expenses for the automotive supplies segment were 23.1% and 20.8% for the years ended December 31, 2024 and 2023, respectively.

General and administrative expenses for the corporate services segment increased by $1,538,799, or 180.8%, to $2,389,955 for the year ended December 31, 2024 from $851,156 for the year ended December 31, 2023. Such increase was primarily attributed to management fees from the sale of High Mountain that entitles our manager to receive a 20% profit allocation and a transaction fee of 2.0% from the sale of High Mountain and purchase of CMD, offset by decreased software and office expenditures.

Professional fees. Our total professional fees were $6,896,438 for the year ended December 31, 2024, as compared to $2,378,190 for the year ended December 31, 2023.

Professional fees for the construction segment decreased by $39,282, or 25.5%, to $114,731 for the year ended December 31, 2024 from $154,013 for the year ended December 31, 2023. Such decrease was primarily attributed to decreased consulting fees. As a percentage of construction revenue, professional fees for the construction segment were 1.0% and 1.6% for the years ended December 31, 2024 and 2023, respectively.

Professional fees for the automotive supplies segment increased by $25,790, or 13.1%, to $222,360 for the year ended December 31, 2024 from $196,570 for the year ended December 31, 2023. Such increase was primarily attributed to increased consulting fees. As a percentage of automotive supplies revenue, professional fees for the automotive supplies segment were 5.9% and 4.3% for the years ended December 31, 2024 and 2023, respectively.

Professional fees for our holding company increased by $4,531,740, or 223.5%, to $6,559,347 for the year ended December 31, 2024 from $2,027,607 for the year ended December 31, 2023. Such increase was primarily attributed to increased legals fees, consulting fees, investor relations, and other public company related fees. Additionally, during 2024 we prepaid $2.5 million in non-recurring consulting and investor relations fees using the proceeds from the public offering of common shares and pre-funded warrants described below.

Impairment of goodwill and intangible assets. For the year ended December 31, 2024, we recorded impairments of goodwill and intangible assets of $679,175, as compared to $10,456,087 for the year ended December 31, 2023.

Total other income (expense). We had $95,508,010 in total other expense, net, for the year ended December 31, 2024, as compared to other expense, net, of $8,490,576 for the year ended December 31, 2023. Other expense, net, for the year ended December 31, 2024 consisted of a loss on change in fair value of warrant liabilities of $77,638,662, amortization of debt discounts of $9,047,721, a loss on extinguishment of debt of $4,709,793, interest expense of $4,262,224 and other expense of $1,263,983, offset by a gain on change in fair value of derivative liabilities of $1,401,373 and a gain on disposal of property and equipment of $13,000, while other expense, net, for the year ended December 31, 2023 consisted of interest expense of $4,628,194, amortization of debt discounts of $4,232,231 and a loss on change in fair value of warrant liabilities of $27,900, offset by a gain on change in fair value of derivative liabilities of $385,138 and other income of $12,611.

Income tax provision.  We had an income tax benefit of $702,000 and $209,000 for the years ended December 31, 2024 and 2023, respectively.

Net loss from continuing operations. As a result of the cumulative effect of the factors described above, our net loss from continuing operations was $106,804,254 for the year ended December 31, 2024, as compared to $23,988,403 for the year ended December 31, 2023.

Liquidity and Capital Resources

As of December 31, 2024, we had cash and cash equivalents of $2,502,450 and restricted cash of $1,358,968. To date, we have financed our operations primarily through revenue generated from operations, cash proceeds from financing activities, borrowings, and equity contributions by our shareholders.

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

Our manager, as holder of 100% of our allocation shares, is entitled to receive a twenty percent (20%) profit allocation as a form of preferred equity distribution, subject to an annual hurdle rate of eight percent (8%), as follows. Upon the sale of a subsidiary, our manager will be paid a profit allocation if the sum of (i) the excess of the gain on the sale of such subsidiary over a high-water mark plus (ii) the subsidiary’s net income since its acquisition by us exceeds the 8% hurdle rate. The 8% hurdle rate is the product of (i) a 2% rate per quarter, multiplied by (ii) the number of quarters such subsidiary was held by us, multiplied by (iii) the subsidiary’s average share (determined based on gross assets, generally) of our consolidated net equity (determined according to GAAP, with certain adjustments). In certain circumstances, after a subsidiary has been held for at least 5 years, our manager may also trigger a profit allocation with respect to such subsidiary (determined based solely on the subsidiary’s net income since its acquisition). The amount of profit allocation may represent a significant cash payment and is senior in right to payments of distributions to our shareholders. Therefore, the amount of profit allocation paid, when paid, will reduce the amount of cash available to us for our operating and investing activities, including future acquisitions. See Item 1 “Business—Our Manager—Our Manager as an Equity Holder—Manager’s Profit Allocation” for more information on the calculation of the profit allocation.

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

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the period indicated:

Cash Flow

	For the Years Ended December 31,
	2024	2023
Net cash used in operating activities from continuing operations	$(14,635,636)	$(8,023,584)
Net cash provided by (used in) investing activities from continuing operations	891,802	(27,843)
Net cash provided by financing activities from continuing operations	16,931,807	7,863,654
Net change in cash and cash equivalents from continuing operations	3,187,973	(187,773)
Cash and cash equivalents and restricted cash from continuing operations at beginning of year	673,445	861,218
Cash and cash equivalents and restricted cash from continuing operations at end of year	$3,861,418	$673,445

Net cash used in operating activities from continuing operations was $14,635,636 for the year ended December 31, 2024, as compared to $8,023,584 for the year ended December 31, 2023. Significant factors affecting the increase in net cash used in operating activities from continuing operations were primarily a result of the increased net loss, decreased contract liabilities and accounts payable, and increased receivables, partially offset by expenses, and decreased inventories and prepaid expenses.

Net cash provided by investing activities from continuing operations was $891,802 for the year ended December 31, 2024, as compared to net cash used in investing activities from continuing operations of $27,843 for the year ended December 31, 2023. The increase in the net cash provided by investing activities from continuing operations was primarily a result of the proceeds received from the sale of High Mountain, offset by the purchase of CMD during 2024.

Net cash provided by financing activities from continuing operations was $16,931,807 for the year ended December 31, 2024, as compared to $7,863,654 for the year ended December 31, 2023. The increase in the net cash provided by financing activities from continuing operations was primarily a result of increased proceeds from public and private offerings, offset by increased debt repayments.

Public Offering of Common Shares and Pre-Funded Warrants

On February 9, 2024, we entered into a securities purchase agreement with certain purchasers and a placement agency agreement with Spartan Capital Securities, LLC, or Spartan, as placement agent, pursuant to which we agreed to issue and sell to such purchasers an aggregate of 9,364 common shares and prefunded warrants for the purchase of 16,280 common shares (all of which were exercised during the year ended December 31, 2024) at an offering price of $195.00 per common share and $193.05 per prefunded warrant, pursuant to our effective registration statement on Form S-1 (File No. 333-276670). On February 14, 2024, the closing of this offering was completed. At the closing, the purchasers prepaid the exercise price of the prefunded warrants in full. Therefore, we received total gross proceeds of $5,000,000. Pursuant to the placement agency agreement, Spartan received a cash transaction fee equal to 8% of the aggregate gross proceeds and reimbursement of certain out-of-pocket expenses. After deducting these and other offering expenses, we received net proceeds of approximately $4.4 million.

Public Offering of Units

On October 28, 2024, we entered into a securities purchase agreement with certain purchasers and a placement agency agreement with Spartan, as placement agent, relating to our public offering of units. Pursuant to the securities purchase agreement and the placement agency agreement, we agreed to issue and sell to the purchasers an aggregate of 587,306 units, at a purchase price of $18.90 per unit, for total gross proceeds of approximately $11.1 million, pursuant to our registration statement on Form S-1 (File No. 333-282201) under the Securities Act. On October 30, 2024, the closing of the offering was completed. Pursuant to the placement agency agreement, Spartan received a cash transaction fee equal to 8% of the aggregate gross proceeds, a non-accountable expense allowance equal to 1% of the aggregate gross proceeds and reimbursement of certain out-of-pocket expenses. After deducting these expenses, we received net proceeds of approximately $9.9 million.

The units are comprised of (i) 587,306 common shares, (ii) series A warrants to purchase 587,306 common shares at an exercise price of $28.50 per share (which was subsequently adjusted to 8,558,723 shares at an exercise price of $1.50 in accordance with certain adjustment provisions contained in the series A warrants) and (iii) series B warrants to purchase 587,306 common shares at an exercise price of $37.80 per share (which was subsequently adjusted to 14,799,979 shares at an exercise price of $1.50 in accordance with certain adjustment provisions contained in the series B warrants). Please see Exhibit 4.1 to this report for a description of the terms of these warrants.

Private Placement of Units

On December 13, 2024, we entered into a securities purchase agreement with certain purchasers and a placement agreement with Spartan, as placement agent, pursuant to which we agreed to issue and sell to the purchasers an aggregate of 42,311,118 units, at a purchase price of $0.27 per unit, for total gross proceeds of approximately $11.42 million. On December 16, 2024, the closing of this private placement was completed. Pursuant to the placement agreement, Spartan received a cash transaction fee equal to 8% of the aggregate gross proceeds, a non-accountable expense allowance equal to 1% of the aggregate gross proceeds and reimbursement of certain out-of-pocket expenses. After deducting these and other offering expenses, we received net proceeds of approximately $10.2 million, all of which were used to pay the cash portion of the purchase price for the acquisition of CMD.

The units are comprised of (i) 3,437,210 common shares and pre-funded warrants for the purchase of 38,873,908 common shares, (ii) series A warrants to purchase 42,311,118 common shares at an exercise price of $0.81 per share and (iii) series B warrants to purchase 42,311,118 common shares at an exercise price of $0.54 per share. Please see Exhibit 4.1 to this report for a description of the terms of these warrants.

Debt

The following table shows aggregate figures for our total debt that is coming due in the short and long term as of December 31, 2024. For a complete description of the terms of our outstanding debt, please see Notes 14, 15 and 16 to our consolidated financial statements included elsewhere in this report.

	Short-Term	Long-Term	Total Debt
Notes Payable
Vehicle loans	$44,894	$8,530	$53,424
CMD seller promissory note	1,050,000	-	1,050,000
6% Subordinated promissory note	500,000	-	500,000
Purchase and sale of future revenues loan	1,237,950	-	1,237,950
12% subordinated promissory note for services	500,000	-	500,000
20% OID subordinated promissory notes	3,217,932	-	3,217,932
25% OID subordinated promissory note	1,455,600	-	1,455,600
Total notes payable	8,006,376	8,530	8,014,906
Less: debt discounts	(220,465)	-	(220,465)
Total notes payable, net	7,785,911	8,530	7,794,441

Related Party Notes Payable
Related party promissory note	578,290	-	578,290

Convertible Notes Payable
Secured convertible promissory notes	23,074,286	-	23,074,286
Less: debt discounts	(985,137)	-	(985,137)
Total convertible notes payable, net	22,089,149	-	22,089,149

Finance Leases
Financing leases	182,043	423,198	605,241

Combined total debt	$31,840,995	$431,728	$32,272,723
Less: combined debt discounts	(1,205,602)	-	(1,205,602)
Combined total debt, net	$30,635,393	$431,728	$31,067,121

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

Business Combinations. We account for business combinations under the acquisition method of accounting in accordance with Accounting Standards Codification, or ASC, Topic 805, “Business Combinations.” We allocate the purchase price of an acquisition to the tangible and intangible assets acquired, liabilities assumed, and any non-controlling interest based on their estimated fair values at the acquisition date. We recognize the amount by which the purchase price of an acquired entity exceeds the net of the fair values assigned to the assets acquired and liabilities assumed as goodwill. In determining the fair values of assets acquired and liabilities assumed, we use various recognized valuation methods including the income, cost and market approaches in accordance with ASC Topic 820, “Fair Value Measurement.” We make assumptions within certain valuation techniques, including discount rates, royalty rates, and the amount and timing of future cash flows. We initially perform these valuations based upon preliminary estimates and assumptions by management or independent valuation specialists under our supervision, where appropriate, and make revisions as estimates and assumptions are finalized, which may be up to one year from the acquisition date. Acquisition-related expenses are recognized separately from business combinations and are expensed as incurred.

Long-Lived Assets. We review the carrying value of long-lived assets such as property and equipment, right of use assets, and definite-lived intangible assets for impairment in accordance with ASC Topic 360, “Property, Plant, and Equipment,” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. These events and circumstances may include significant decreases in the market price of an asset or asset group, significant changes in the extent or manner in which an asset or asset group is being used by us or in its physical condition, a significant change in legal factors or in the business climate, a history or forecast of future operating or cash flow losses, significant disposal activity, a significant decline in revenue or adverse changes in the economic environment. If such facts indicate a potential impairment, we assess the recoverability of an asset group by determining if the carrying value of the asset group exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life of the primary asset in the asset group. If the recoverability test indicates that the carrying value of the asset group is not recoverable, we estimate the fair value of the asset group using appropriate valuation methodologies, which would typically include an estimate of discounted cash flows. Any impairment would be measured as the difference between the asset group’s carrying amount and its estimated fair value.

Goodwill. In accordance with ASC Topic 350, “Intangibles — Goodwill and Other,” we test goodwill for impairment annually on October 1, or more frequently when events or circumstances indicate an impairment may have occurred. When assessing the recoverability of goodwill, we may first assess qualitative factors in determining whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. The qualitative assessment is based on several factors, including the current operating environment, industry and market conditions, and overall financial performance. If we bypass the qualitative assessment, or if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we perform a quantitative assessment by comparing the estimated fair value of a reporting unit with its carrying amount. We estimate the fair value of our reporting units based on the present value of estimated future cash flows. Considerable management judgment is necessary to evaluate the impact of operating and macroeconomic changes, and to estimate the future cash flows used to measure fair value. Our estimates of future cash flows consider past performance, current and anticipated market conditions, and internal projections and operating plans, including forecasted growth rates and estimated discount rates. If the fair value of a reporting unit is less than its carrying amount, a reporting unit is considered impaired, and an impairment charge is recognized for the difference.

Embedded Derivative Liabilities. We evaluate the embedded features of our financial instruments, including our preferred shares, convertible notes payable and warrants, in accordance with ASC Topic 480, “Distinguishing Liabilities from Equity,” and ASC Topic 815 “Derivatives and Hedging.” Certain conversion options and redemption features are required to be bifurcated from their host instrument and accounted for as free-standing derivative financial instruments should certain criteria be met. We apply significant judgment to identify and evaluate complex terms and conditions for financial instruments to determine whether such instruments are derivatives or contain features that qualify as embedded derivatives. Embedded derivatives must be separately measured from the host contract if all the requirements for bifurcation are met. The assessment of the conditions surrounding the bifurcation of embedded derivatives depends on the nature of the host contract and the features of the derivatives. Bifurcated embedded derivatives are recognized at fair value, with changes in fair value recognized in the consolidated statement of operations each period. We have a sequencing policy, whereby in the event that reclassification of contracts from equity to assets or liabilities is necessary in accordance with ASC Topic 815 due to our inability to demonstrate we have sufficient authorized shares as a result of certain securities with a potentially indeterminable number of shares, shares will be allocated on the basis of the earliest maturity date of potentially dilutive instruments first, with the earliest maturity date of grants receiving the first allocation of shares. Pursuant to ASC Topic 815, any issuances of securities to our employees and directors, or to compensate grantees in a share-based payment arrangement, are not subject to the sequencing policy.

Warrant Liabilities. We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants in accordance with the applicable authoritative guidance in ASC Topic 480 and ASC Topic 815-40, “Contracts in Entity’s Own Equity.” The assessment, which requires the use of professional judgment, considers whether the warrants are freestanding financial instruments, meet the definition of a liability, and whether the warrants meet all of the requirements for equity classification, including whether the warrants are indexed to our own common shares and whether the warrant holders could potentially require net cash settlement in a circumstance outside of our control, among other conditions for equity classification. For issued or modified warrants that meet all the criteria for equity classification, the warrants are recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are recorded at their initial fair value on the date of issuance, with changes in fair value recognized in the consolidated statement of operations each period.

Income Taxes. Income taxes are accounted for under the asset and liability method in accordance with ASC Topic 740, “Income Taxes.” Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and establish a valuation allowance if, based on the weight of available evidence, we believe it is more likely than not that all or a portion of the deferred tax assets will not be realized. We recognize the tax benefit of an uncertain tax position only if it is more likely than not the position will be sustainable upon examination by the taxing authority, including resolution of any related appeals or litigation processes. This evaluation is based on all available evidence and assumes that the tax authorities have full knowledge of all relevant information concerning the tax position. The tax benefit recognized is measured as the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. We recognize interest accrued and penalties related to unrecognized tax benefits in income tax expense.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements begins on page F-1 of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As a result of this evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2024, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below. Notwithstanding the identified material weaknesses, management, including our chief executive officer and chief financial officer, believes the consolidated financial statements included in this report fairly represent, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with GAAP.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Management has evaluated the effectiveness of our internal control over financial reporting based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management has concluded that, as of December 31, 2024, our internal control over financial reporting was not effective due to the material weaknesses in internal control over financial reporting described below. As a smaller reporting company, we are not required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm in this report.

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

Notwithstanding the material weakness, we believe that our consolidated financial statements contained in this report fairly present our financial position, results of operations and cash flows for the periods covered by this report in all material respects.

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

Planned Remediation of Material Weaknesses

Our management has been actively engaged in developing and implementing remediation plans to address the material weaknesses described above. These remediation efforts are ongoing and include or are expected to include:

●	increasing personnel resources and technical accounting expertise within the accounting function (until we have sufficient technical accounting resources, we have engaged external consultants to provide support and to assist us in our evaluation of more complex applications of GAAP);

●	engaging internal control consultants to assist us in performing a financial reporting risk assessment as well as identifying and designing our system of internal controls necessary to mitigate the risks identified; and

●	preparation of written documentation of our internal control policies and procedures.

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

On April 17, 2024, we received a notification letter from NYSE American regarding our noncompliance with the NYSE American continued listing standards set forth in Section 1007 of the NYSE American Company Guide due to our failure to timely file our Annual Report on Form 10-K for the year ended December 31, 2023. The notification letter provided us with a six-month cure period to file the Annual Report. The notification letter also required that we issue a press release disclosing the filing delinquency within five days and we were required to file a Form 8-K disclosing receipt of the notification letter within four business days of receipt. Due to an administrative oversight, we neglected to issue a press release and file the Form 8-K. The Annual Report was filed on April 25, 2024. On the same date, we received an additional notification letter from NYSE American indicating that we had regained compliance with Section 1007 of the NYSE American Company Guide.

We have no information to disclose that was required to be in a report on Form 8-K during the fourth quarter of fiscal year 2024 but was not reported.

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter of fiscal year 2024.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Set forth below is information regarding our directors and executive officers as of the date of this report.

Name	Age	Position
Ellery W. Roberts	54	Chairman, Chief Executive Officer and President
Vernice L. Howard	54	Chief Financial Officer
Eric Vandam	54	Chief Operating Officer
Glyn C. Milburn	54	Vice President of Operations
Robert D. Barry	81	Director
Michele A. Chow-Tai	61	Director
Clark R. Crosnoe	56	Director
Paul A. Froning	54	Director
Lawrence X. Taylor	60	Director

Ellery W. Roberts.  Mr. Roberts has been our Chairman, Chief Executive Officer and President since our inception in January 2013. Mr. Roberts brings over 20 years of private equity investing experience to our company. In July 2011, Mr. Roberts formed The 1847 Companies LLC, a company that is no longer active, where he began investing his own personal capital and capital of high net worth individuals in select transactions. Prior to forming The 1847 Companies LLC, Mr. Roberts was the co-founder and was co-managing principal of RW Capital Partners LLC from October 2009 to June 2011. Mr. Roberts was a founding member of Parallel Investment Partners, LP (formerly SKM Growth Investors, LP), a Dallas-based private equity fund focused on re-capitalizations, buyouts and growth capital investments in lower middle market companies throughout the United States. Previously, Mr. Roberts served as principal with Lazard Group LLC, a senior financial analyst at Colony Capital, Inc., and a financial analyst with the Corporate Finance Division of Smith Barney Inc. (now known as Morgan Stanley Smith Barney LLC).  Mr. Roberts has also served as the chairman of the board of Polished.com Inc. since April 2019 and has also been a director of Western Capital Resources, Inc. since May 2010. Mr. Roberts received his B.A. degree in English from Stanford University. We believe Mr. Roberts is qualified to serve on our board due to his extensive senior management experience in the industry in which we operate, having served as founder or executive of various other management, investment and corporate advisory companies.

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

Eric Vandam.  Mr. Vandam has served as our Chief Operating Officer since August 2024. He previously served as our Chief Operating Officer from January 2022 to February 2023, after which time he served as an advisor. Mr. Vandam brings 30 years of experience leading operations from a diverse range of positions. He worked for over 20 years at companies holding a direct coaching relationship with Toyota implementing the Toyota Production System within the furniture, automotive, and agriculture industries. In August 2018, he began his own consulting practice, VanDam Consulting, LLC. He also served as Vice President of Operations at Crenlo, LLC, a leading manufacturer within the commercial cab and enclosure industries, from December 2018 to November 2019. Prior to that, he worked at Heritage Home Group, LLC, a leader in designing, manufacturing, sourcing and retailing home furnishings, from May 2016 to July 2018, holding the positions of Vice President of Business Improvement and Vice President of Contract Furniture Division. He also held multiple positions, including, among others, General Manager of Holland Campus Operations, Executive Account Manager and Director of Operations of Greenhouse Seating Operations, at Herman Miller, Inc., a leading global company that designs, manufactures and distributes interior furnishings, from 2000 to 2016. Mr. VanDam has a B.S. degree in Business Management from the University of Phoenix

Glyn C. Milburn.  Mr. Milburn has served as our Vice President of Operations since February 2023 and previously served on our board of directors from August 2022 to March 2023. Since February 2016, Mr. Milburn has served as a partner at Jimmy Blackman & Associates, a full-service Government and Public Affairs firm, where he is responsible for business strategy, client management, communications and campaign management for a client portfolio comprised of large public safety labor unions, banking/finance companies, and hotel operators across the State of California. From April 2013 to January 2016, Mr. Milburn served as a special assistant in the City of Los Angeles where he held two positions in the City of Los Angeles, one in the Office of Los Angeles Mayor Eric Garcetti’s Office of Economic Development and another in the Office of Los Angeles Councilman Dennis Zine. From August 2012 to March 2013, Mr. Milburn co-Founded Provident Investment Advisors LLC, a special investment vehicle for energy, technology and healthcare ventures, where he served as managing member.  Mr. Milburn holds a B.A. degree in Public Policy from Stanford University.

Robert D. Barry. Mr. Barry has been a member of our board of directors since January 2014. He served as the chief accounting officer of our former subsidiary Polished.com Inc. from July 2021 to March 2024 and previously served as its chief financial officer from January 2019 to July 2021. He also served as the controller of our former subsidiary Neese, Inc. from July 2017 until our sale of Neese, Inc. in April 2021. From April 2013 until August 2016, Mr. Barry was chief executive officer and chief financial officer of Pawn Plus Inc. Prior to that, Mr. Barry served as executive vice president and chief financial officer of Regional Management Corp., a consumer loan company, from March 2007 to January 2013. Prior to joining Regional Management Corp., Mr. Barry was the managing member of AccessOne Mortgage Company, LLC from 1997 to 2007. Prior to his time at AccessOne, Mr. Barry was executive vice president and chief financial officer for Regional Acceptance Corporation, a consumer finance company, and prior to that he was a financial institutions partner at KPMG LLP. Mr. Barry is a Certified Public Accountant licensed in North Carolina and Georgia. We believe Mr. Barry is qualified to serve on our board of directors due to his years of relevant financial and business expertise.

Michele A. Chow-Tai. Ms. Chow-Tai has been a member of our board of directors since August 2023. Ms. Chow-Tai is an experienced professional in global banking and financial services with more than 32 years of industry expertise. For nearly seven years, she has been leading business development initiatives, fundraising, and acquisition strategies at Fairview Capital Partners, a private equity and venture capital firm, where she has been responsible for delivering a significant increase in the firm’s assets under management and has forged strong relationships with major institutional investors in the US and abroad. Prior to her work in private equity, Ms. Chow-Tai spent over two decades at leading global banks and financial services organizations, where she led multiple business initiatives, managed risk, and helped clients navigate the complexities of global markets. Ms. Chow-Tai served as Board Chair for the City University of New York - York College Foundation for 10 years. She is currently a Board Member of the National Association of Securities Professionals – New York Chapter, Board Member of the NASP-NY Foundation, and the Greater New Haven Chambers of Commerce. Ms. Chow-Tai also serves on the Advisory Board of LeaderXXchange, a purpose-driven organization that advises and promotes diversity and sustainability in governance, leadership, and investments. Ms. Chow-Tai holds a B.S. degree from the City University of New York – York College, holds credentials in business administration and finance and is currently pursuing a Juris Doctor degree from Mitchell Hamline School of Law. We believe Ms. Chow-Tai is qualified to serve on our board of directors due to her extensive experience in the global banking and financial services industry.

Clark R. Crosnoe. Mr. Crosnoe has been member of our board of directors since August 2022. In 2009, Mr. Crosnoe founded CRC Capital LLC, a registered investment advisor and manager of the CRC Investment Fund LP, a private investment partnership focused on publicly-traded equity securities. As managing member of CRC Capital LLC, Mr. Crosnoe is responsible for strategy, oversight and the day-to-day investment decisions of the fund. The portfolio typically includes investments in the consumer, financial, healthcare, industrial and energy sectors. In 1999, Mr. Crosnoe was a founding employee of Parallel Investment Partners where he was named partner in 2003. As a partner, he was responsible for sourcing, evaluating, structuring, executing and monitoring private equity investments, and also dedicated a substantial portion of his time to marketing activities for the firm. Mr. Crosnoe began his career in investment banking at Wasserstein Perella & Co. and also gained valuable experience at multi-billion dollar hedge fund HBK Investments. Mr. Crosnoe holds undergraduate degrees from the University of Texas at Austin and earned an MBA from Harvard Business School in 1996. We believe Mr. Crosnoe is qualified to serve on our board of directors due to his many years of private and public investment and advisory experience.

Paul A. Froning. Mr. Froning has been a member of our board of directors since April 2013. In 2009, Mr. Froning co-founded Focus Healthcare Partners LLC, a Chicago-based private equity investment, advisory and asset management firm targeting the senior housing and healthcare sectors. Prior to that, Mr. Froning was a managing director in the private equity department of Fortress Investment Group LLC, a publicly-traded New York-based private investment firm, from February 2008 to October 2009. Prior to that, Mr. Froning was the chief investment officer and executive vice president of Brookdale Senior Living Inc., a publicly-traded affiliate of Fortress Investment Group LLC, from 2005 to 2008. Previously, Mr. Froning held senior investment positions at the private equity investment arms of Lazard Group LLC and Security Capital Group, prior to its acquisition by GE Capital Corp., in addition to investment banking experience at Salomon Brothers, prior to its acquisition by Travelers Group, and the securities subsidiary of Principal Financial Group. Mr. Froning has a B.A. degree from the University of Notre Dame. We believe Mr. Froning is qualified to serve on our board of directors due to his more than twenty years of private equity, investment and advisory experience.

Lawrence X. Taylor. Mr. Taylor has been member of our board of directors since August 2022. As a C-level executive, advisor, and board member with more than 30 years of business experience, he has guided organizations through complex restructurings, acquisitions, corporate development activities and capital transactions totaling over $20 billion. His experience spans start-ups to private companies to publicly traded companies and includes diverse companies across multiple industries including casino gaming, hospitality, manufacturing, aviation, real estate, retail, and healthcare. Since 2004, Mr. Taylor has served as president of Taylor Strategy Group, a business consulting practice he owns and operates. From 2004 to 2013, Mr. Taylor was a partner and managing director with Odyssey Capital Group, a Phoenix based business. Since 2021, he has served on the board of Item 9 Labs, a public company, where he serves as the lead independent director and on the audit committee (as chair), compensation committee (as chair) and nominating and governance committee. Since September 2022, he has served on the board of Kabbage, Inc. Mr. Taylor has served on the board of Barrie House Coffee Roasters since 2018, where he chairs the M&A committee and serves on the strategic planning committee. Mr. Taylor is a Board Leadership Fellow with the National Association of Corporate Directors and is Directorship Certified. Additionally, he was recognized as a “Director to Watch 2020” by the Private Company Director Magazine. Mr. Taylor holds a Bachelor of Science degree in Finance from Louisiana Tech University. We believe that Mr. Taylor is qualified to serve on our board of directors due to his deep financial expertise, strategy, and governance experience.

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

Our board administers its risk oversight function as a whole by making risk oversight a matter of collective consideration; however, much of the work is delegated to committees, which will meet regularly and report back to the full board. The audit committee oversees risks related to our financial statements, the financial reporting process, accounting and legal matters, the compensation committee evaluates the risks and rewards associated with our compensation philosophy and programs, and the nominating and corporate governance committee evaluates risk associated with management decisions and strategic direction.

Independent Directors

NYSE American’s rules generally require that a majority of an issuer’s board of directors must consist of independent directors. Our board of directors has determined that all of our directors, other than Mr. Roberts, qualify as “independent” directors in accordance with the rules and regulations of NYSE American. In making its independence determinations, the board considered, among other things, relevant transactions between us and entities associated with the independent directors, as described under Item 13 “Certain Relationships and Related Party Transactions, and Director Independence,” and determined that none have any relationship with our company or other relationships that would impair the directors’ independence.

Committees of the Board of Directors

Our board has established an audit committee, a compensation and nominating and corporate governance committee, each with its own charter, copies of which are available on our website at www.1847holdings.com. In addition, our board of directors may, from time to time, designate one or more additional committees, which shall have the duties and powers granted to it by our board of directors.

Audit Committee

Michele A. Chow-Tai, Clark R. Crosnoe and Paul A. Froning, each of whom satisfy the “independence” requirements of Rule 10A-3 under the Exchange Act and NYSE American’s rules, serve on our audit committee, with Mr. Froning serving as the chairman. Our board has determined that Mr. Froning is an “audit committee financial expert” as defined by applicable SEC rules and has the requisite financial sophistication as defined under the applicable NYSE American rules and regulations. The audit committee oversees our accounting and financial reporting processes and the audits of the financial statements of our company.

The audit committee is responsible for, among other things: (i) retaining and overseeing our independent accountants; (ii) assisting the board in its oversight of the integrity of our financial statements, the qualifications, independence and performance of our independent auditors and our compliance with legal and regulatory requirements; (iii) reviewing and approving the plan and scope of the internal and external audit; (iv) pre-approving any audit and non-audit services provided by our independent auditors; (v) approving the fees to be paid to our independent auditors; (vi) reviewing with our chief executive officer and chief financial officer and independent auditors the adequacy and effectiveness of our internal controls; (vii) reviewing hedging transactions; (viii) reviewing and approving the calculation of profit allocation due to the holders our allocation shares when due and payable; (ix) reviewing conflicts of interests that may arise between our company and our manager; (x) reviewing and approving related party transactions; (xi) evaluating enterprise risk issues, including those related to cybersecurity, and (xii) reviewing and assessing annually the audit committee’s performance and the adequacy of its charter.

Compensation Committee

Clark R. Crosnoe, Paul A. Froning and Lawrence X. Taylor, each of whom satisfy the “independence” requirements of Rule 10A-3 under the Exchange Act and NYSE American’s rules, serve on our compensation committee, with Mr. Crosnoe serving as the chairman. The members of the compensation committee are also “non-employee directors” within the meaning of Section 16 of the Exchange Act. The compensation committee assists the board in reviewing and approving the compensation structure, including all forms of compensation relating to our directors and executive officers.

The compensation committee is responsible for, among other things: (i) reviewing and approving the compensation paid to our manager; (ii) reviewing and approving the remuneration of our executive officers; (iii) determining the compensation of our independent directors; (iv) making recommendations to the board regarding equity-based and incentive compensation plans, policies and programs; and (v) reviewing and assessing annually the compensation committee’s performance and the adequacy of its charter.

Nominating and Corporate Governance Committee

Michele A. Chow-Tai and Lawrence X. Taylor, each of whom satisfy the “independence” requirements of Rule 10A-3 under the Exchange Act and NYSE American’s rules, serve on our nominating and corporate governance committee, with Mr. Taylor serving as the chairman. The nominating and corporate governance committee assists the board of directors in selecting individuals qualified to become our directors and in determining the composition of the board and its committees.

The nominating and corporate governance committee is responsible for, among other things: (i) recommending the number of directors to comprise our board; (ii) identifying and evaluating individuals qualified to become members of the board and soliciting recommendations for director nominees from the chairman and chief executive officer of our company; (iii) recommending to the board the director nominees for each annual stockholders’ meeting; (iv) recommending to the board the candidates for filling vacancies that may occur between annual stockholders’ meetings; (v) reviewing independent director compensation and board processes, self-evaluations and policies; (vi) overseeing compliance with our code of ethics; and (vii) monitoring developments in the law and practice of corporate governance.

The nominating and corporate governance committee’s methods for identifying candidates for election to our board of directors (other than those proposed by our shareholders, as discussed below) will include the solicitation of ideas for possible candidates from a number of sources - members of our board of directors, our executives, individuals personally known to the members of our board of directors, and other research. The nominating and corporate governance committee may also, from time-to-time, retain one or more third-party search firms to identify suitable candidates.

In making director recommendations, the nominating and corporate governance committee may consider some or all of the following factors: (i) the candidate’s judgment, skill, experience with other organizations of comparable purpose, complexity and size, and subject to similar legal restrictions and oversight; (ii) the interplay of the candidate’s experience with the experience of other board members; (iii) the extent to which the candidate would be a desirable addition to the board and any committee thereof; (iv) whether or not the person has any relationships that might impair his or her independence; and (v) the candidate’s ability to contribute to the effective management of our company, taking into account the needs of our company and such factors as the individual’s experience, perspective, skills and knowledge of the industry in which we operate.

Our operating agreement provides that holders of common shares seeking to bring business before an annual meeting of shareholders or to nominate candidates for election as directors at an annual meeting of shareholders must provide notice thereof in writing to our company not less than 120 days and not more than 150 days prior to the anniversary date of the preceding year’s annual meeting of shareholders or as otherwise required by requirements of the Exchange Act. In addition, the holders of common shares furnishing such notice must be a holder of record on both (i) the date of delivering such notice and (ii) the record date for the determination of shareholders entitled to vote at such meeting. The operating agreement specifies certain requirements as to the form and content of a shareholder’s notice. These provisions may preclude shareholders from bringing matters before shareholders at an annual meeting or from making nominations for directors at an annual or special meeting.

Code of Ethics

We have adopted a code of ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. This code of ethics addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, and reporting of violations of the code.

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

Insider Trading Policy

We have adopted an insider trading policy which prohibits our directors, officers and employees from engaging in transactions in our common shares while in the possession of material non-public information; engaging in transactions in the stock of other companies while in possession of material non-public information that they become aware of in performing their duties; and disclosing material non-public information to unauthorized persons outside our company.

Our insider trading policy restricts trading by directors, officers and certain key employees during blackout periods, which generally begin 15 calendar days before the end of each fiscal quarter and end two business days after the issuance of our earnings release for the quarter. Additional blackout periods may be imposed with or without notice, as the circumstances require.

Our insider trading policy also prohibits our directors, officers and employees from purchasing financial instruments (such as prepaid variable forward contracts, equity swaps, collars and exchange funds) designed to hedge or offset any decrease in the market value of our common shares they hold, directly or indirectly. In addition, directors, officers and employees are expressly prohibited from pledging our common shares to secure personal loans or other obligations, including by holding their shares in a margin account, unless such arrangement is specifically approved in advance by the administrator of our insider trading policy, or making short-sale transactions in our common shares.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the company. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. We believe, based solely on a review of the copies of such reports furnished to us and representations of these persons, that all reports were timely filed for the year ended December 31, 2024, except for one Form 4 filing by Mr. Roberts, which was filed late due to administrative oversight.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table - Years Ended December 31, 2024 and 2023

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods.

Name and Principal Position	Year	Salary ($)	All Other Compensation ($)	Total ($)
Ellery W. Roberts,	2024	-	445,500	445,500
Chief Executive Officer(1)	2023	-	549,000	549,000
Vernice L. Howard,	2024	337,191	-	337,191
Chief Financial Officer	2023	300,000	-	300,000
Glyn C. Milburn,	2024	203,582	-	203,582
Vice President of Operations(2)	2023	194,753	5,833	200,586

(1)

Ellery W. Roberts, our Chief Executive Officer, is employed by our manager and is seconded to our company. Our manager, and not our company, pays any compensation to Mr. Roberts. We do not reimburse our manager for any compensation paid to Mr. Roberts in his capacity as our Chief Executive Officer. We pay our manager a quarterly management fee, and our manager may use the proceeds from the management fee, in part, to pay compensation to Mr. Roberts. For the year ended December 31, 2024, we expensed management fees from continued operations and discontinued operations of $2,267,000 and $350,000, respectively, and for the year ended December 31, 2023, we expensed management fees from continued operations and discontinued operations of $633,333 and $691,667, respectively. Mr. Roberts did not receive any compensation as an employee of our manager for the years ended December 31, 2024 and 2023. However, Mr. Roberts, as a holder of limited liability company interests in our manger, received $300,000 and $342,643 for the years ended December 31, 2024 and 2023, respectively, as a result of distributions from our manger to its interest holders, which is included in “Other Compensation” in the table above.

(2)	Mr. Milburn served on our board of directors from August 2022 to March 2023 and was appointed as our Vice President of Operations in February 2023. “Other compensation” above represents director fees paid to Mr. Milburn.

Employment Agreements

As noted above, Mr. Roberts is not an employee of our company.

On September 7, 2021, we entered into an employment agreement with Vernice L. Howard, our Chief Financial Officer, setting forth the terms of Ms. Howard’s employment. Pursuant to the terms of the employment agreement, we agreed to pay Ms. Howard an annual base salary of $300,000. She is also eligible for an annual incentive bonus of up to 50% of base salary based on earnings targets to be determined by our board. Ms. Howard is also eligible to participate in all employee benefit plans, including health insurance, commensurate with her position. Ms. Howard’s employment is at-will and can be terminated by us at any time or by Ms. Howard upon 90 days’ notice. Pursuant to the employment agreement, if we terminate Ms. Howard’s employment without cause, she is entitled to six months of base compensation. The employment agreement contains customary confidentiality provisions and restrictive covenants prohibiting Ms. Howard from (i) owning or operating a business that competes with us during the term of her employment and for a period of one year following the termination of her employment or (ii) soliciting our employees for a period of two years following the termination of her employment.

On March 1, 2023, we entered into an employment agreement with Glynn C. Milburn, our Vice President of Operations, setting forth the terms of his employment. Pursuant to the terms of the employment agreement, we agreed to pay Mr. Milburn an annual base salary of $230,000. He is also eligible for an annual incentive bonus of up to 50% of base salary based on earnings targets to be determined by our board. Mr. Milburn is also eligible to participate in all employee benefit plans, including health insurance, commensurate with his position. Mr. Milburn’s employment is at-will and can be terminated by us at any time or by Mr. Milburn upon 30 days’ notice. Pursuant to the employment agreement, if we terminate Mr. Milburn’s employment without cause, he is entitled to six months of base compensation. The employment agreement contains customary confidentiality provisions and restrictive covenants prohibiting Mr. Milburn from (i) owning or operating a business that competes with us during the term of his employment and for a period of one year following the termination of his employment or (ii) soliciting our employees for a period of two years following the termination of his employment.

Retirement Benefits

We have not maintained, and do not currently maintain, a defined benefit pension plan, nonqualified deferred compensation plan or other retirement benefits.

Potential Payments Upon Termination or Change in Control

As described under “—Employment Agreements” above, Ms. Howard and Mr. Milburn are entitled severance in the event that they are terminated without cause.

Outstanding Equity Awards at Fiscal Year-End

No executive officer named above had any unexercised options, stock that has not vested or equity incentive plan awards outstanding as of December 31, 2024.

Director Compensation

The table below sets forth the compensation paid to our non-executive directors during the fiscal year ended December 31, 2024.

Name	Fees Earned or Paid in Cash ($)	Total ($)
Robert D. Barry	35,000	35,000
Michele A. Chow-Tai	35,000	35,000
Clark R. Crosnoe	35,000	35,000
Paul A. Froning	35,000	35,000
Tracy S. Harris(1)	35,000	35,000
Lawrence X. Taylor	35,000	35,000

(1)	Ms. Harris resigned from our board of directors on December 16, 2024.

Our independent directors receive an annual fee of $35,000, payable monthly. We have also agreed to grant our independent directors $35,000 of restricted shares, restricted share units and/or share options, subject to compensation committee approval. Each independent director may be reimbursed for pre-approved reasonable business-related expenses incurred in good faith in connection with his or her duties to our company.

Equity Incentive Plan

On March 28, 2023, our board of directors adopted the 1847 Holdings LLC 2023 Equity Incentive Plan, or the Plan, which was approved by our shareholders on May 9, 2023 and became effective on such date. On April 25, 2024, our board of directors adopted two amendments to the Plan, which were approved by shareholders on July 25, 2024 and became effective on such date. On December 30, 2024, our board of directors adopted an additional amendment to the Plan, which was approved by shareholders on March 11, 2025 and became effective on such date. The following is a summary of certain significant features of the Plan. The information which follows is subject to, and qualified in its entirety by reference to, the Plan document itself, which is filed as an exhibit to this report.

Purposes: The purpose of the Plan is to provide a means whereby employees, directors and consultants of our company, its subsidiaries and affiliates develop a sense of proprietorship and personal involvement in the development and financial success of our company, and to encourage them to devote their best efforts to the business of our company, thereby advancing the interests of our company and its shareholders. A further purpose of the Plan is to provide a means through which we may attract able individuals to provide services to or for the benefit of our company and to provide a means for such individuals to acquire and maintain share ownership in our company, thereby strengthening their concern for the welfare of our company.

Types of Awards: Awards that may be granted include incentive share options, non-qualified share options, share appreciation rights and restricted awards. These awards offer our officers, employees, consultants and directors the possibility of future value, depending on the long-term price appreciation of our common shares and the award holder’s continuing service with our company.

Eligible Recipients: Persons eligible to receive awards under the Plan will be those officers, employees, directors and consultants of our company and its subsidiaries who are selected by the administrator.

Administration: The Plan is administered by our compensation committee. Among other things, the administrator has the authority to select persons who will receive awards, determine the types of awards and the number of shares to be covered by awards, and to establish the terms, conditions, performance criteria, restrictions and other provisions of awards. The administrator has authority to establish, amend and rescind rules and regulations relating to the Plan.

Shares Available: As of December 31, 2024, the maximum number of common shares that may be delivered to participants under the Plan is 2,565, subject to adjustment for certain corporate changes affecting the shares, such as share splits. In addition, the number of shares available for issuance under the Plan will also automatically increase on January 1 of each calendar year during the term of the Plan by an amount equal to five percent (5%) of the total number of common shares issued and outstanding on December 31 of the immediately preceding calendar year. Shares subject to an award under the Plan for which the award is canceled, forfeited or expires again become available for grants under the Plan. Shares subject to an award that is settled in cash will not again be made available for grants under the Plan. Notwithstanding the foregoing, the maximum aggregate number of shares that may be issued as incentive share options is equal to the maximum number of shares available for issuance under the Plan without taking into account any automatic increases in the share reserve. On January 1, 2025, the number of shares increased to 1,272,584 and on March 11, 2025, the number of shares increased to 5,000,000.

Share Options:

General. Share options give the option holder the right to acquire from us a designated number of common shares at a purchase price that is fixed upon the grant of the option. Share options granted may be either tax-qualified share options (so-called “incentive share options”) or non-qualified share options. Subject to the provisions of the Plan, the administrator has the authority to determine all grants of share options. That determination will include: (i) the number of shares subject to any option; (ii) the exercise price per share; (iii) the expiration date of the option; (iv) the manner, time and date of permitted exercise; (v) other restrictions, if any, on the option or the shares underlying the option; and (vi) any other terms and conditions as the administrator may determine.

Option Price. The exercise price for share options will be determined at the time of grant. Normally, the exercise price will not be less than the fair market value on the date of grant. As a matter of tax law, the exercise price for any incentive share option awarded may not be less than the fair market value of the shares on the date of grant. However, incentive share option grants to any person owning more than 10% of our voting power must have an exercise price of not less than 110% of the fair market value on the grant date.

Exercise of Options. An option may be exercised only in accordance with the terms and conditions for the option agreement as established by the administrator at the time of the grant. The option must be exercised by notice to us, accompanied by payment of the exercise price. Payments may be made either: (i) in cash or its equivalent; (ii) by tendering (either by actual delivery or attestation) previously acquired shares having an aggregate fair market value at the time of exercise equal to the exercise price; (iii) a cashless exercise (broker-assisted exercise) through a “same day sale” commitment; (iv) by a combination of (i), (ii), and (iii); or (v) any other method approved or accepted by the administrator in its sole discretion.

Expiration or Termination. Options, if not previously exercised, will expire on the expiration date established by the administrator at the time of grant. In the case of incentive stock options, such term cannot exceed ten years provided that in the case of holders of more than 10% of our voting power, such term cannot exceed five years. Options will terminate before their expiration date if the holder’s service with our company or a subsidiary terminates before the expiration date. The option may remain exercisable for specified periods after certain terminations of employment, including terminations as a result of death, disability or retirement, with the precise period during which the option may be exercised to be established by the administrator and reflected in the grant evidencing the award.

Incentive and Non-Qualified Options. As described elsewhere in this summary, an incentive share option is an option that is intended to qualify under certain provisions of the Code for more favorable tax treatment than applies to non-qualified share options. Any option that does not qualify as an incentive share option will be a non-qualified share option. Under the Code, certain restrictions apply to incentive share options. For example, the exercise price for incentive share options may not be less than the fair market value of the shares on the grant date and the term of the option may not exceed ten years. In addition, an incentive share option may not be transferred, other than by will or the laws of descent and distribution, and is exercisable during the holder’s lifetime only by the holder. In addition, no incentive share options may be granted to a holder that is first exercisable in a single year if that option, together with all incentive share options previously granted to the holder that also first become exercisable in that year, relate to shares having an aggregate fair market value in excess of $100,000, measured at the grant date.

Share Appreciation Rights:  Share appreciation rights, or SARs, which may be granted alone or in tandem with options, have an economic value similar to that of options. When an SAR for a particular number of shares is exercised, the holder receives a payment equal to the difference between the market price of the shares on the date of exercise and the exercise price of the shares under the SAR. Again, the exercise price for SARs normally is the market price of the shares on the date the SAR is granted. Under the Plan, holders of SARs may receive this payment - the appreciation value - either in cash or shares valued at the fair market value on the date of exercise. The form of payment will be determined by us.

Restricted Awards: Restricted awards are shares awarded to participants at no cost. Restricted awards can take the form of awards of restricted share, which represent issued and outstanding shares subject to vesting criteria, or restricted share units, which represent the right to receive shares subject to satisfaction of the vesting criteria. Restricted share awards are forfeitable and non-transferable until the shares vest. The vesting date or dates and other conditions for vesting are established when the shares are awarded. These awards will be subject to such conditions, restrictions and contingencies as the administrator shall determine at the date of grant. Those may include requirements for continuous service and/or the achievement of specified performance goals.

Performance Criteria: Under the Plan, one or more performance criteria will be used by the administrator in establishing performance goals. Any one or more of the performance criteria may be used on an absolute or relative basis to measure the performance of our company, as the administrator may deem appropriate, or as compared to the performance of a group of comparable companies, or published or special index that the administrator deems appropriate.

Other Material Provisions: Awards will be evidenced by a written agreement, in such form as may be approved by the administrator. In the event of various changes to the capitalization of our company, such as share splits, share dividends and similar re-capitalizations, an appropriate adjustment will be made by the administrator to the number of shares covered by outstanding awards or to the exercise price of such awards. The administrator is also permitted to include in the written agreement provisions that provide for certain changes in the award in the event of a change of control of our company, including acceleration of vesting. Except as otherwise determined by the administrator at the date of grant, awards will not be transferable, other than by will or the laws of descent and distribution. Prior to any award distribution, we are permitted to deduct or withhold amounts sufficient to satisfy any employee withholding tax requirements. Our board of directors also has the authority, at any time, to discontinue the granting of awards. The board of directors also has the authority to alter or amend the Plan or any outstanding award or may terminate the Plan as to further grants, provided that no amendment will, without the approval of our shareholders, to the extent that such approval is required by law or the rules of an applicable exchange, increase the number of shares available under the Plan, change the persons eligible for awards under the Plan, extend the time within which awards may be made, or amend the provisions of the Plan related to amendments. No amendment that would adversely affect any outstanding award made under the Plan can be made without the consent of the holder of such award.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common shares as of March 28, 2025 for (i) each of our named executive officers and directors; (ii) all of our named executive officers and directors as a group; and (iii) each other shareholder known by us to be the beneficial owner of more than 5% of our outstanding common shares. Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o our company, 260 Madison Avenue, 8th Floor, New York, NY 10016.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Ellery W. Roberts, Chairman and CEO	Common Shares	16,328	*
Vernice L. Howard, Chief Financial Officer	Common Shares	1	*
Eric Vandam, Chief Operating Officer	Common Shares	-	-
Glyn C. Milburn, VP of Operations	Common Shares	-	-
Robert D. Barry, Director	Common Shares	4	*
Michele A. Chow-Tai, Director	Common Shares	-	-
Clark R. Crosnoe, Director	Common Shares	-	-
Paul A. Froning, Director	Common Shares	29	*
Lawrence X. Taylor, Director	Common Shares	-	-
All executive officers and directors (9 persons above)	Common Shares	16,362	*

*	Less than 1%

(1)	Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares that such person or any member of such group has the right to acquire within sixty (60) days. For purposes of computing the percentage of outstanding common shares held by each person or group of persons named above, any shares that such person or persons has the right to acquire within sixty (60) days of March 28, 2025 are deemed to be outstanding for such person, but not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership by any person.

(2)	Based on 26,539,774 common shares issued and outstanding as of March 28, 2025.

Changes in Control

We do not currently have any arrangements which if consummated may result in a change of control of our company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information about the securities authorized for issuance under our incentive plans as of December 31, 2024.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-	-	2,565
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	2,565

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of our 2023 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11 “Executive Compensation” above). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Transactions with Our Manager

Our Chief Executive Officer, Ellery W. Roberts, controls our manager. Our relationship with our manager is governed principally by the following two agreements: (1) the management services agreement and offsetting management services agreements relating to the management services our manager will perform for us and the businesses we own and the management fee to be paid to our manager in respect thereof; and (2) our operating agreement setting forth our manager’s rights with respect to the allocation shares it owns, including the right to receive payments of profit allocation from us and our manager’s right to cause us to purchase the allocation shares it owns. Our manager has also entered into an offsetting management services agreement with 1847 Cabinet, 1847 Wolo and 1847 CMD and we expect that our manager will enter into offsetting management services agreements and transaction services agreements with our future businesses directly. On a consolidated basis, for the year ended December 31, 2024, we expensed total management fees from continued operations and discontinued operations of $2,267,000 and $350,000, respectively. For the year ended December 31, 2023, we expensed total management fees from continued operations and discontinued operations of $633,333 and $691,667, respectively.

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

Transactions with Officers of Subsidiary

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

A portion of the purchase price for the acquisition of Kyle’s on September 30, 2020 was paid by the issuance of a vesting promissory note by 1847 Cabinet to Stephen Mallatt, Jr. and Rita Mallatt in the principal amount of $1,260,000. Payment of the principal and accrued interest on the note was subject to vesting. On July 26, 2022, we and 1847 Cabinet entered into a conversion agreement with Stephen Mallatt, Jr. and Rita Mallatt, pursuant to which they agreed to convert $797,221 of the vesting note into 10 common shares at a conversion price of $81,900 per share. The note was subsequently amended on multiple occasions. Pursuant to the latest amendment, the parties agreed to extend the maturity date of the note to July 30, 2023. As additional consideration for entering into the amendment, 1847 Cabinet agreed to pay an amendment fee of $76,784 on the maturity date. As of December 31, 2024, the outstanding principal balance is $578,290, with an accrued interest balance of $71,312. This note is currently in default.

Director Independence

Our board of directors has determined that all of our directors, other than Mr. Roberts, qualify as “independent” directors in accordance with the rules and regulations of NYSE American.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to us for professional services rendered for the fiscal years ended December 31, 2024 and 2023.

	Years Ended December 31,
	2024	2023
Audit Fees	$364,882	$577,549
Audit-Related Fees	308,003	125,000
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$672,885	$702,549

“Audit Fees” consisted of fees billed for professional services rendered by the principal accountant for the audit of our annual consolidated financial statements and review of the consolidated financial statements included in our Form 10-K and 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

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

“All Other Fees” consisted of fees billed for products and services provided by the principal accountant, other than the services reported above.

Pre-Approval Policies and Procedures

Our audit committee charter provides that the audit committee must pre-approve all audit and permissible non-audit services to be provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval would generally be requested annually, with any pre-approval detailed as to the particular service, which must be classified in one of the four categories of services listed above. The audit committee may also, on a case-by-case basis, pre-approve particular services that are not contained in the annual pre-approval request. In connection with this pre-approval policy, the audit committee also considers whether the categories of pre-approved services are consistent with the rules on accountant independence of the SEC and the Public Company Accounting Oversight Board. The audit committee has pre-approved all services performed since our policy on pre-approval of audit and non-audit services was adopted.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) List of Documents Filed as a Part of This Report:

(1) Index to Financial Statements:

(2) Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the financial statements or the notes thereto, or because it is not required.

(3) Index to Exhibits:

See exhibits listed under Part (b) below.

(b) Exhibits:

Exhibit No.	Description
3.1	Certificate of Formation of 1847 Holdings LLC (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed on February 7, 2014)
3.2	Second Amended and Restated Operating Agreement of 1847 Holdings LLC, dated January 19, 2018 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 22, 2018)
3.3	Amendment No. 1 to Second Amended and Restated Operating Agreement (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 11, 2021)
3.4	Amendment No. 2 to Second Amended and Restated Operating Agreement of 1847 Holdings LLC, dated October 16, 2023 (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed on October 16, 2023)
3.5	Amendment No. 3 to Second Amended and Restated Operating Agreement of 1847 Holdings LLC, dated December 19, 2023 (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-1 filed on January 24, 2024)
3.6	Amendment No. 4 to Second Amended and Restated Operating Agreement of 1847 Holdings LLC, dated March 11, 2025 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on March 17, 2025)
4.1*	Description of Securities of 1847 Holdings LLC
4.2	Amended and Restated Share Designation of Series A Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on April 1, 2021)
4.3	Amendment No. 1 to Amended and Restated Share Designation of Series A Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on October 5, 2021)
4.4	Share Designation of Series C Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 23, 2024)
4.5	Share Designation of Series D Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q filed on August 19, 2024)
4.6	Share Designation of Series E Preferred Shares (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on December 31, 2024)
4.7	Share Designation of Series F Convertible Preferred Shares (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 31, 2025)
4.8	Form of Pre-Funded Warrant to Purchase Common Shares, dated December 16, 2024 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on December 18, 2024)
4.9	Form of Series A Warrant to Purchase Common Shares, dated December 16, 2024 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on December 18, 2024)
4.10	Form of Series B Warrant to Purchase Common Shares, dated December 16, 2024 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on December 18, 2024)
4.11	Form of Series A Warrant to Purchase Common Shares, dated October 30, 2024 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on October 31, 2024)
4.12	Form of Series B Warrant to Purchase Common Shares, dated October 30, 2024 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on October 31, 2024)
4.13	Form of Common Share Purchase Warrant issued by 1847 Holdings LLC on May 8, 2024 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on May 14, 2024)
4.14	Common Share Purchase Warrant issued by 1847 Holdings LLC to Spartan Capital Securities, LLC on May 8, 2024 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on May 14, 2024)

4.15	Warrant Agency Agreement, dated August 11, 2023, between 1847 Holdings LLC and VStock Transfer, LLC and Form of Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 14, 2023)
4.16	Common Share Purchase Warrant issued by 1847 Holdings LLC to Spartan Capital Securities, LLC on August 11, 2023 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on August 14, 2023)
4.17	Common Share Purchase Warrant issued by 1847 Holdings LLC to J.H. Darbie & Co., Inc. on February 22, 2023 (incorporated by reference to Exhibit 4.6 to Amendment No. 1 to Registration Statement on Form S-3 filed on April 28, 2023)
4.18	Common Share Purchase Warrant issued by 1847 Holdings LLC to J.H. Darbie & Co., Inc. on February 9, 2023 (incorporated by reference to Exhibit 4.10 to Amendment No. 1 to Registration Statement on Form S-3 filed on April 28, 2023)
4.19	Common Share Purchase Warrant issued by 1847 Holdings LLC to J.H. Darbie & Co., Inc. on February 3, 2023 (incorporated by reference to Exhibit 4.13 to Amendment No. 1 to Registration Statement on Form S-3 filed on April 28, 2023)
4.20	Warrant Agent Agreement, dated January 3, 2023, between 1847 Holdings LLC and VStock Transfer, LLC and form of Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on January 9, 2023)
4.21	Common Share Purchase Warrant issued to Craft Capital Management LLC on August 5, 2022 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 8, 2022)
4.22	Common Share Purchase Warrant issued to R.F. Lafferty & Co. Inc. on August 5, 2022 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on August 8, 2022)
4.23	Warrant for Common Shares issued by 1847 Holdings LLC to J.H. Darbie & Co., Inc. on July 8, 2022 (incorporated by reference to Exhibit 4.18 to the Registration Statement on Form S-3 filed on February 1, 2023)
4.24	Warrant for Common Shares issued by 1847 Holdings LLC to Leonite Capital LLC on October 8, 2021 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on October 13, 2021)
10.1	Management Services Agreement, dated April 15, 2013, between 1847 Holdings LLC and 1847 Partners LLC (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1/A filed on March 14, 2014)
10.2	Amendment No. 1 to Management Services Agreement, dated September 15, 2013, between 1847 Holdings LLC and 1847 Partners LLC (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 filed on February 7, 2014)
10.3	Management Services Agreement, dated March 30, 2021, between 1847 Wolo Inc. and 1847 Partners LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on April 5, 2021)
10.4	Amendment No. 1 to Management Services Agreement, dated March 30, 2023, between 1847 Wolo Inc. and 1847 Partners LLC (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on April 5, 2023)
10.5	Amended and Restated Management Services Agreement, dated October 8, 2021, between 1847 Cabinet Inc. and 1847 Partners LLC (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on October 13, 2021)
10.6	Management Services Agreement, dated December 16, 2024, 1847 Partners LLC and 1847 CMD Inc. (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed on December 18, 2024)
10.7	Form of Cancellation and Exchange Agreement, dated March 25, 2025 (Series A Warrants) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 31, 2025)
10.8	Form of Cancellation and Exchange Agreement, dated March 25, 2025 (Common Shares) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 31, 2025)
10.9	Form of Securities Purchase Agreement, dated December 13, 2024, among 1847 Holdings LLC and the Purchasers signatory thereto (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed on December 18, 2024)
10.10	Form of Registration Rights Agreement, dated December 13, 2024, among 1847 Holdings LLC and the Purchasers signatory thereto (incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K filed on December 18, 2024)

10.11	Stock and Membership Interest Purchase Agreement, dated November 4, 2024, between 1847 CMD Inc. and Chris Day (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 18, 2024)
10.12	Amended and Restated Stock and Membership Interest Purchase Agreement, dated December 5, 2024, between 1847 CMD Inc. and Chris Day (incorporated by reference to Exhibit 10. 2 to the Current Report on Form 8-K filed on December 18, 2024)
10.13	Amendment No. 1 to Amended and Restated Stock and Membership Interest Purchase Agreement, dated December 13, 2024, between 1847 CMD Inc., Chris Day and The CD Trust, dated October 18, 2021 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on December 18, 2024)
10.14	Amendment No. 2 to Amended and Restated Stock and Membership Interest Purchase Agreement, dated December 16, 2024, between 1847 CMD Inc., Chris Day and The CD Trust, dated October 18, 2021 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on December 18, 2024)
10.15	Promissory Note issued by 1847 CMD Inc. to The CD Trust, dated October 18, 2021 on December 16, 2024 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on December 18, 2024)
10.16	Security Agreement, dated December 16, 2024, among 1847 CMD Inc., CMD Inc., CMD Finish Carpentry LLC and The CD Trust, dated October 18, 2021 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on December 18, 2024)
10.17	Pledge Agreement, dated December 16, 2024, between 1847 Holdings LLC and The CD Trust, dated October 18, 2021 (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on December 18, 2024)
10.18	Pledge Agreement, dated December 16, 2024, between 1847 CMD Inc. and The CD Trust, dated October 18, 2021 (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on December 18, 2024)
10.19	Guaranty, dated December 16, 2024, among 1847 Holdings LLC, CMD Inc., CMD Finish Carpentry LLC and The CD Trust, dated October 18, 2021 (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on December 18, 2024)
10.20	Promissory Note issued by 1847 Cabinets Inc., High Mountain Door & Trim Inc., Sierra Homes, LLC d/b/a Innovative Cabinets & Design and Kyle’s Custom Wood Shop, Inc. to Breadcrumbs Capital LLC on June 28, 2024 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 19, 2024)
10.21	Security Agreement, dated June 28, 2024, among 1847 Cabinets Inc., High Mountain Door & Trim Inc., Sierra Homes, LLC d/b/a Innovative Cabinets & Design, Kyle’s Custom Wood Shop, Inc. and Breadcrumbs Capital LLC (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on August 19, 2024)
10.22	Assignment and Assumption of Accounts Receivable Agreement, dated June 28, 2024, among 1847 Cabinets Inc., High Mountain Door & Trim Inc., Sierra Homes, LLC d/b/a Innovative Cabinets & Design, Kyle’s Custom Wood Shop, Inc. and Breadcrumbs Capital LLC (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on August 19, 2024)
10.23	Memorandum of Understanding, dated June 28, 2024, between 1847 Holdings LLC and Breadcrumbs Capital LLC (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on August 19, 2024)
10.24	Third Amended and Restated 20% OID Subordinated Promissory Note issued by 1847 Holdings LLC to Target Capital 15 LLC on June 24, 2024 (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 filed on September 18, 2024)
10.25	Note Extension Agreement, dated August 20, 2024, between 1847 Holdings LLC and Target Capital 15 LLC (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 filed on September 18, 2024)
10.26	Note Extension Agreement, dated November 15, 2024, between 1847 Holdings LLC and Target Capital 15 LLC (incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-1 filed on February 14, 2025)

10.27	Note Extension Agreement, dated December 16, 2024, between 1847 Holdings LLC and Target Capital 15 LLC (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-1 filed on February 14, 2025)
10.28	Promissory Note issued by 1847 Holdings LLC to Leonite Capital LLC on May 9, 2024 (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on August 19, 2024)
10.29	Memorandum of Understanding, dated May 9, 2024, between 1847 Holdings LLC and Leonite Capital LLC (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed on August 19, 2024)
10.30	Note Purchase Agreement, dated October 8, 2021, among 1847 Holdings LLC, 1847 Asien Inc., 1847 Wolo Inc., 1847 Cabinet Inc., Asien’s Appliance, Inc., Wolo Mfg. Corp., Wolo Industrial Horn & Signal, Inc., Kyle’s Custom Wood Shop, Inc., High Mountain Door & Trim Inc., Sierra Homes, LLC, SILAC Insurance Company and Leonite Capital, LLC (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed on October 13, 2021)
10.31	Amendment to Note Purchase Agreement, dated January 22, 2024, among 1847 Holdings LLC, 1847 Asien Inc., 1847 Wolo Inc., 1847 Cabinet Inc., Asien’s Appliance, Inc., Wolo Mfg. Corp., Wolo Industrial Horn & Signal, Inc., Kyle’s Custom Wood Shop, Inc., High Mountain Door & Trim Inc., Sierra Homes, LLC, SILAC Insurance Company and Leonite Capital, LLC (incorporated by reference to Exhibit 10.29 to the Registration Statement on Form S-1 filed on February 14, 2025)
10.32	Second Amendment to Note Purchase Agreement, dated February 28, 2024, among 1847 Holdings LLC, 1847 Asien Inc., 1847 Wolo Inc., 1847 Cabinet Inc., Asien’s Appliance, Inc., Wolo Mfg. Corp., Wolo Industrial Horn & Signal, Inc., Kyle’s Custom Wood Shop, Inc., High Mountain Door & Trim Inc., Sierra Homes, LLC, SILAC Insurance Company and Leonite Capital, LLC (incorporated by reference to Exhibit 10.30 to the Registration Statement on Form S-1 filed on February 14, 2025)
10.33	Third Amendment to Note Purchase Agreement and Other Transaction Documents, dated September 30, 2024, among 1847 Holdings LLC, 1847 Wolo Inc., 1847 Cabinet Inc., Kyle’s Custom Wood Shop, Inc., High Mountain Door & Trim Inc., Sierra Homes LLC, Wolo Industrial Horn & Signal, Inc., Wolo Mfg. Corp., Leonite Capital LLC, Altimir Partners LP and Beaman Special Opportunities Partners, LP (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on November 19, 2024)
10.34	Secured Convertible Promissory Note issued by 1847 Holdings LLC to SILAC Insurance Company on October 8, 2021 (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed on October 13, 2021)
10.35	Secured Convertible Promissory Note issued by 1847 Holdings LLC to SILAC Insurance Company on October 8, 2021 (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K filed on October 13, 2021)
10.36	Secured Convertible Promissory Note issued by 1847 Holdings LLC to Leonite Capital LLC on October 8, 2021 (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed on October 13, 2021)
10.37	Guaranty Agreement, dated October 8, 2021, among 1847 Asien Inc., 1847 Wolo Inc., 1847 Cabinet Inc., Asien’s Appliance, Inc., Wolo Mfg. Corp., Wolo Industrial Horn & Signal, Inc., Kyle’s Custom Wood Shop, Inc., High Mountain Door & Trim Inc., Sierra Homes, LLC and Leonite Capital LLC (incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K filed on October 13, 2021)
10.38	Security Agreement, dated October 8, 2021, among 1847 Holdings LLC, 1847 Asien Inc., 1847 Wolo Inc., 1847 Cabinet Inc., Asien’s Appliance, Inc., Wolo Mfg. Corp., Wolo Industrial Horn & Signal, Inc., Kyle’s Custom Wood Shop, Inc., High Mountain Door & Trim Inc., Sierra Homes, LLC and Leonite Capital, LLC (incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K filed on October 13, 2021)
10.39	Intellectual Property Security Agreement, dated October 8, 2021, among Wolo Mfg. Corp., Wolo Industrial Horn & Signal, Inc. and Leonite Capital, LLC (incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K filed on October 13, 2021)
10.40	Second Amended and Restated Secured Promissory Note issued by 1847 Holdings LLC to 1847 Cabinet Inc. on October 8, 2021 (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on October 13, 2021)

10.41	Letter Agreement, dated March 30, 2023, among 1847 Holdings LLC, 1847 Cabinet Inc., Stephen Mallatt, Jr. and Rita Mallatt (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on April 5, 2023)
10.42	Industrial Lease, dated September 1, 2020, between Kyle’s Custom Wood Shop, Inc. and Stephen Mallatt, Jr. and Rita Mallatt (incorporated by reference to Exhibit 10.47 to the Annual Report on Form 10-K filed on April 15, 2021)
10.43	Standard Lease Agreement, dated June 9, 2021, between Emerald Town, LLC and Kyle’s Custom Wood Shop, Inc. (incorporated by reference to Exhibit 10.22 to Amendment No. 1 to Registration Statement on Form S-1/A filed on January 31, 2022)
10.44	Lease, dated December 7, 2020, between SW Commerce Reno, LLC and Sierra Homes, LLC (incorporated by reference to Exhibit 10.26 to Amendment No. 1 to Registration Statement on Form S-1/A filed on January 31, 2022)
10.45	Agreement of Lease, dated October 4, 1978, between PKI Reality LLC and Wolo Mfg. Corp., as amended (incorporated by reference to Exhibit 10.27 to Amendment No. 1 to Registration Statement on Form S-1/A filed on January 31, 2022)
10.46	Lease, dated December 16, 2024, between Delancey LLC and 1847 CMD Inc. (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on December 18, 2024)
10.47	Lease, dated December 16, 2024, between CD Gowan LLC and 1847 CMD Inc. (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed on December 18, 2024)
10.48†	Employment Offer Letter, dated September 7, 2021, between Vernice L. Howard and 1847 Holdings LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on September 10, 2021)
10.49†	Letter Agreement Regarding the Assignment, Assumption and Amendment of Employment Agreement, dated March 23, 2022, among 1847 Holdings LLC, 1847 HQ Inc. and Vernice L. Howard (incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K filed on March 31, 2022)
10.50†	Employment Offer Letter, March 1, 2023, between Glyn C. Milburn and 1847 HQ Inc. (incorporated by reference to Exhibit 10.59 to the Registration Statement on Form S-1 filed on January 24, 2024)
10.51†	Employment Offer Letter, July 29, 2024, between Eric Vandam and 1847 HQ Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 22, 2024)
10.52	Form of Independent Director Agreement between 1847 Holdings LLC and each independent director (incorporated by reference to Exhibit 10.31 to Amendment No. 1 to Registration Statement on Form S-1/A filed on January 31, 2022)
10.53	Form of Indemnification Agreement between 1847 Holdings LLC and each independent director (incorporated by reference to Exhibit 10.32 to Amendment No. 1 to Registration Statement on Form S-1/A filed on January 31, 2022)
10.54†	1847 Holdings LLC 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.61 to the Registration Statement on Form S-1 filed on May 18, 2023)
10.55†	Amendment No. 1 to 1847 Holdings LLC 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.48 to the Registration Statement on Form S-1 filed on September 18, 2024)
10.56†	Amendment No. 2 to 1847 Holdings LLC 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.49 to the Registration Statement on Form S-1 filed on September 18, 2024)
10.57†	Amendment No. 3 to 1847 Holdings LLC 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on March 17, 2025)
10.58†	Form of Share Option Agreement (incorporated by reference to Exhibit 10.62 to the Registration Statement on Form S-1 filed on May 18, 2023)
10.58†	Form of Restricted Share Award Agreement (incorporated by reference to Exhibit 10.63 to the Registration Statement on Form S-1 filed on May 18, 2023)
10.60†	Form of Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.64 to the Registration Statement on Form S-1 filed on May 18, 2023)

14.1	Code of Business Ethics and Conduct (incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K filed on April 11, 2023)
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K filed on April 11, 2023)
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Registration Statement on Form S-1 filed on February 14, 2025)
23.1*	Consent of Sadler, Gibb & Associates, LLC
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K filed on April 25, 2024)
101*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K
104*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set

*	Filed herewith
**	Furnished herewith
†	Executive compensation plan or arrangement

ITEM 16.	FORM 10-K SUMMARY.

None.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of 1847 Holdings LLC:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of 1847 Holdings LLC (“the Company”) as of December 31, 2024, and 2023, the related consolidated statements of operations, shareholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations, and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Valuation of Warrant

Critical Audit Matter Description

As described in Note 13 and 18 to the consolidated financial statements, the Company issued certain warrants that are classified as liabilities and are required to be measured at fair value at each reporting period. The valuation of these warrants involves significant judgment and estimation, particularly in determining the appropriate valuation model and the inputs used in the model, such as volatility, risk-free interest rate, expected future equity raises, expected future share combinations, and expected term.

We identified the valuation of these warrants as a critical audit matter due to the significant estimates and assumptions management made in determining the fair value of these warrants. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of such estimates and assumptions. In addition, the audit effort involved the use of professionals with specialized skills and knowledge.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the following:

●	Testing the appropriateness of the valuation model used by the Company.

●	Evaluating the reasonableness of the significant assumptions used in the valuation model, including volatility, risk-free interest rate, expected future equity raises, expected future share combinations, and expected term, considering (i) the current and past performance of the entity; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

●	Evaluating the appropriateness of the underlying data used in the valuation models and significant valuation assumption inputs.

Additionally, the Firm utilized professionals with specialized skills and knowledge to assist in the performance of these procedures.

Business Combination

Critical Audit Matter Description

During the year ended December 31, 2024, the Company completed a business acquisition. On December 16, 2024, the Company acquired CMD for an aggregate purchase price of $18.8 million. The Company accounted for this acquisition as a business combination. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed at fair value as of the transaction date. The Company utilized a third-party valuation specialist to assist in determining the fair value of the consideration granted and intangible assets acquired. We identified the estimation of the fair value of the consideration granted, assets acquired, and liabilities assumed in this acquisition as a critical audit matter.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the following:

●	Evaluating management’s and the valuation specialist’s identification of assets acquired and liabilities assumed.

●	Obtaining management’s purchase price allocation detailing fair values assigned to acquired tangible and intangible assets.

●	Obtaining the valuation report prepared by a valuation specialist engaged by management to assist in the purchase price allocation, including determination of fair values assigned to acquired intangible assets, and examining the valuation methods used and the qualifications of the specialist.

●	Examining the completeness and accuracy of the underlying data supporting the significant assumptions and estimates used in the valuation report, including historical and projected financial information.

●	Evaluating the accuracy and completeness of the financial statement presentation and disclosure of the acquisition.

Additionally, the audit effort involved the use of professionals with specialized skills and knowledge to assist in evaluating the valuation methodologies employed and the reasonableness of the significant assumptions used.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2017.

Draper, UT

March 31, 2025

1847 HOLDINGS LLC

CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
ASSETS

Current Assets
Cash and cash equivalents	$2,502,450	$673,445
Restricted cash	1,358,968	-
Accounts receivable, net	5,833,370	1,697,635
Contract assets	1,892,532	80,398
Inventories, net	474,653	1,395,026
Prepaid expenses and other current assets	568,520	771,364
Current assets of discontinued operations	-	14,096,764
Total Current Assets	12,630,493	18,714,632

Property and equipment, net	1,116,006	1,062,327
Operating lease right-of-use assets	2,017,482	907,748
Long-term deposits	49,535	49,535
Intangible assets, net	12,524,346	2,205,323
Goodwill	5,309,876	679,175
Non-current assets of discontinued operations	-	15,749,457
TOTAL ASSETS	$33,647,738	$39,368,197

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$6,159,950	$3,971,797
Contract liabilities	1,199,587	2,288,868
Due to related parties	-	193,762
Current portion of operating lease liabilities	598,534	435,280
Current portion of finance lease liabilities	182,043	172,152
Current portion of notes payable, net	7,785,911	2,481,783
Current portion of convertible notes payable, net	22,089,149	2,418,275
Related party note payable	578,290	578,290
Derivative liabilities	185,000	1,389,203
Warrant liabilities	85,779,788	-
Current liabilities of discontinued operations	-	14,209,813
Total Current Liabilities	124,558,252	28,139,223

Operating lease liabilities, net of current portion	1,473,795	523,768
Finance lease liabilities, net of current portion	423,198	605,242
Notes payable, net of current portion	8,530	24,245
Convertible notes payable, net of current portion	-	23,052,078
Deferred tax liabilities, net	3,650,000	409,000
Non-current liabilities of discontinued operations	-	6,655,330
TOTAL LIABILITIES	130,113,775	59,408,886

Shareholders’ Deficit
Series A senior convertible preferred shares, no par value, 4,450,460 shares designated; 50,592 and 226,667 shares issued and outstanding as of December 31, 2024 and 2023, respectively	39,877	190,377
Series B senior convertible preferred shares, no par value, 583,334 shares designated; 0 and 91,567 shares issued and outstanding as of December 31, 2024 and 2023, respectively	-	240,499
Series C senior convertible preferred shares, no par value, 83,603 shares designated; 83,603 and 0 shares issued and outstanding as of December 31, 2024 and 2023, respectively	403,470	-
Series D senior convertible preferred shares, no par value, 7,292,036 shares designated; 6,293,022 and 0 shares issued and outstanding as of December 31, 2024 and 2023, respectively	600,100	-
Allocation shares, 1,000 shares authorized; 1,000 shares issued and outstanding as of December 31, 2024 and 2023	1,000	1,000
Common shares, $0.001 par value, 500,000,000 shares authorized; 25,400,386 and 142,278 shares issued and outstanding as of December 31, 2024 and 2023, respectively	25,400	142
Distribution receivable	-	(2,000,000)
Additional paid-in capital	79,403,793	57,676,965
Accumulated deficit	(175,096,154)	(74,835,392)
TOTAL 1847 HOLDINGS SHAREHOLDERS’ DEFICIT	(94,622,514)	(18,726,409)
NON-CONTROLLING INTERESTS	(1,843,523)	(1,314,280)
TOTAL SHAREHOLDERS’ DEFICIT	(96,466,037)	(20,040,689)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$33,647,738	$39,368,197

The accompanying notes are an integral part of these consolidated financial statements

1847 HOLDINGS LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2024	2023
Revenues	$15,710,330	$14,190,135

Operating Expenses
Cost of revenues	7,937,588	7,637,496
Personnel	6,538,872	4,990,561
Depreciation and amortization	655,658	1,162,295
General and administrative	5,000,843	3,272,333
Professional fees	6,896,438	2,378,190
Impairment of goodwill and intangible assets	679,175	10,456,087
Total Operating Expenses	27,708,574	29,896,962

LOSS FROM OPERATIONS	(11,998,244)	(15,706,827)

Other Income (Expense)
Other income (expense)	(1,263,983)	12,611
Gain on disposal of property and equipment	13,000	-
Interest expense	(4,262,224)	(4,628,194)
Amortization of debt discounts	(9,047,721)	(4,232,231)
Loss on extinguishment of debt	(4,709,793)	-
Loss on change in fair value of warrant liabilities	(77,638,662)	(27,900)
Gain on change in fair value of derivative liabilities	1,401,373	385,138
Total Other Expense	(95,508,010)	(8,490,576)

NET LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(107,506,254)	(24,197,403)
Income tax provision	702,000	209,000
NET LOSS FROM CONTINUING OPERATIONS	$(106,804,254)	$(23,988,403)
Net loss from discontinued operations	(3,290,019)	(7,619,524)
Gain on disposition of subsidiaries	9,566,864	-
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	6,276,845	(7,619,524)
NET LOSS	$(100,527,409)	$(31,607,927)

NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS FROM CONTINUING OPERATIONS	252,911	1,286,593
NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS FROM DISCONTINUED OPERATIONS	276,332	316,186
NET LOSS ATTRIBUTABLE TO 1847 HOLDINGS	$(99,998,166)	$(30,005,148)

NET LOSS FROM CONTINUING OPERATIONS ATTRIBUTABLE TO 1847 HOLDINGS	(106,551,343)	(22,701,810)
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS ATTRIBUTABLE TO 1847 HOLDINGS	6,553,177	(7,303,338)
NET LOSS ATTRIBUTABLE TO 1847 HOLDINGS	$(99,998,166)	$(30,005,148)

PREFERRED SHARE DIVIDENDS	(261,596)	(512,967)
DEEMED DIVIDENDS	(1,000)	(2,398,000)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(100,260,762)	$(32,916,115)

LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS – BASIC AND DILUTED	$(40.15)	$(183.74)
EARNINGS (LOSS) PER COMMON SHARE FROM DISCONTINUED OPERATIONS – BASIC AND DILUTED	2.46	(52.39)
EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS – BASIC AND DILUTED	$(37.69)	$(236.13)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING – BASIC AND DILUTED	2,660,302	139,398

The accompanying notes are an integral part of these consolidated financial statements

1847 HOLDINGS LLC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

	Series A Senior Convertible Preferred Shares		Series B Senior Convertible Preferred Shares		Series C Senior Convertible Preferred Shares		Series D Senior Convertible Preferred Shares		Allocation	Common Shares		Distribution	Additional Paid-In	Accumulated	Non- Controlling	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Shares	Amount	Receivable	Capital	Deficit	Interests	(Deficit)
Balance at December 31, 2022	1,593,940	$1,338,746	464,899	$1,214,181	-	$-	-	$-	$1,000	137,815	$138	$(2,000,000)	$43,966,547	$(41,919,277)	$288,499	$2,889,834
Issuance of common shares upon settlement of accrued series A preferred shares dividends	-	-	-	-	-	-	-	-	-	122	-	-	434,629	-	-	434,629
Issuance of common shares upon settlement of accrued series B preferred shares dividends	-	-	-	-	-	-	-	-	-	57	-	-	75,722	-	-	75,722
Issuance of warrants in connection with a private debt offering	-	-	-	-	-	-	-	-	-	-	-	-	633,552	-	-	633,552
Issuance of common shares and warrants in connection with a public offering	-	-	-	-	-	-	-	-	-	404	1	-	2,352,679	-	-	2,352,680
Issuance of common shares and warrants in connection with a private debt offering	-	-	-	-	-	-	-	-	-	23	-	-	1,360,362	-	-	1,360,362
Fair value of warrant liabilities recognized upon issuance of warrants	-	-	-	-	-	-	-	-	-	-	-	-	(1,156,300)	-	-	(1,156,300)
Extinguishment of warrant liabilities upon exercise of warrants	-	-	-	-	-	-	-	-	-	-	-	-	1,184,200	-	-	1,184,200
Issuance of common shares upon cashless exercise of warrants	-	-	-	-	-	-	-	-	-	427	-	-	-	-	-	-
Issuance of common shares upon exercise of warrants	-	-	-	-	-	-	-	-	-	26	-	-	5,064	-	-	5,064
Issuance of common shares upon conversion of convertible notes payable	-	-	-	-	-	-	-	-	-	2,110	2	-	4,300,460	-	-	4,300,462
Issuance of common shares upon conversion of series A preferred shares	(1,367,273)	(1,148,369)	-	-	-	-	-	-	-	835	1	-	1,148,368	-	-	-
Issuance of common shares upon conversion of series B preferred shares	-	-	(373,332)	(973,682)	-	-	-	-	-	459	-	-	973,682	-	-	-
Dividends – series A convertible preferred shares	-	-	-	-	-	-	-	-	-	-	-	-	-	(347,157)	-	(347,157)
Dividends – series B convertible preferred shares	-	-	-	-	-	-	-	-	-	-	-	-	-	(165,810)	-	(165,810)
Deemed dividend from issuance of warrants to common shareholders	-	-	-	-	-	-	-	-	-	-	-	-	618,000	(618,000)	-	-
Deemed dividend from down round provision in warrants	-	-	-	-	-	-	-	-	-	-	-	-	1,780,000	(1,780,000)	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(30,005,148)	(1,602,779)	(31,607,927)
Balance at December 31, 2023	226,667	$190,377	91,567	$240,499	-	$-	-	$-	$1,000	142,278	$142	$(2,000,000)	$57,676,965	$(74,835,392)	$(1,314,280)	$(20,040,689)
Issuance of series A preferred shares upon settlement of accrued series A preferred shares dividends	5,137	1,700	-	-	-	-	-	-	-	-	-	-	-	-	-	1,700
Issuance of series C preferred shares upon settlement of notes payable	-	-	-	-	83,603	403,470	-	-	-	-	-	-	-	-	-	403,470
Issuance of series D preferred shares in connection with a private debt offering	-	-	-	-	-	-	6,293,022	600,100	-	-	-	-	-	-	-	600,100
Issuance of common shares upon settlement of accrued series A preferred shares dividends	-	-	-	-	-	-	-	-	-	625	1	-	130,967	-	-	130,968
Issuance of common shares upon settlement of accrued series B preferred shares dividends	-	-	-	-	-	-	-	-	-	51	-	-	13,299	-	-	13,299
Issuance of warrants in connection with a private debt offering	-	-	-	-	-	-	-	-	-	-	-	-	7,573	-	-	7,573
Issuance of common shares and warrants in connection with a public offering	-	-	-	-	-	-	-	-	-	596,665	597	-	14,210,389	-	-	14,210,986
Issuance of common shares and warrants in connection with a private debt offering	-	-	-	-	-	-	-	-	-	3,437,210	3,437	-	10,242,403	-	-	10,245,840
Fair value of warrant liabilities recognized upon issuance of warrants	-	-	-	-	-	-	-	-	-	-	-	-	(24,456,826)	-	-	(24,456,826)
Extinguishment of warrant liabilities upon exercise of warrants	-	-	-	-	-	-	-	-	-	-	-	-	16,526,400	-	-	16,526,400
Issuance of common shares upon cashless exercise of warrants	-	-	-	-	-	-	-	-	-	16,495,374	16,495	-	(16,495)	-	-	-
Issuance of common shares upon conversion of convertible notes payable	-	-	-	-	-	-	-	-	-	4,712,822	4,713	-	4,136,714	-	-	4,141,427
Issuance of common shares upon partial extinguishment of notes payable	-	-	-	-	-	-	-	-	-	11,401	11	-	538,709	-	-	538,720
Issuance of common shares upon conversion of series A preferred shares	(181,212)	(152,200)	-	-	-	-	-	-	-	2,437	2	-	152,198	-	-	-
Issuance of common shares upon conversion of series B preferred shares	-	-	(91,567)	(240,499)	-	-	-	-	-	1,523	2	-	240,497	-	-	-
Settlement of 1847 Manager accrued expenses and transaction fees	-	-	-	-	-	-	-	-	-	-	-	2,000,000	-	-	-	2,000,000
Dividends – series A convertible preferred shares	-	-	-	-	-	-	-	-	-	-	-	-	-	(144,435)	-	(144,435)
Dividends – series B convertible preferred shares	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,509)	-	(2,509)
Dividends – series C convertible preferred shares	-	-	-	-	-	-	-	-	-	-	-	-	-	(18,003)	-	(18,003)
Dividends – series D convertible preferred shares	-	-	-	-	-	-	-	-	-	-	-	-	-	(96,649)	-	(96,649)
Deemed dividend from down round provision in warrants	-	-	-	-	-	-	-	-	-	-	-	-	1,000	(1,000)	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(99,998,166)	(529,243)	(100,527,409)
Balance at December 31, 2024	50,592	$39,877	-	$-	83,603	$403,470	6,293,022	$600,100	$1,000	25,400,386	$25,400	$-	$79,403,793	$(175,096,154)	$(1,843,523)	$(96,466,037)

The accompanying notes are an integral part of these consolidated financial statements

1847 HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(100,527,409)	$(31,607,927)
Net loss from discontinued operations	3,290,019	7,619,524
Gain on disposition of subsidiaries	(9,566,864)	-
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on disposal of property and equipment	(13,000)	-
Loss on extinguishment of debt	4,709,793	-
Gain on change in fair value of warrant liabilities	77,638,662	27,900
Loss on change in fair value of derivative liabilities	(1,401,373)	(385,138)
Deferred taxes	(73,000)	156,000
Inventory reserve	123,374	108,632
Impairment of goodwill and intangible assets	679,175	10,456,087
Depreciation and amortization	655,658	1,162,295
Amortization of debt discounts	9,047,721	4,232,231
Amortization of right-of-use assets	437,551	146,912
Changes in operating assets and liabilities:
Receivables	416,958	413,725
Contract assets	51,173	9,176
Inventories	796,999	(287,399)
Prepaid expenses and other current assets	202,844	(498,363)
Other assets	-	3,262
Accounts payable and accrued expenses	1,520,117	154,855
Contract liabilities	(2,190,030)	434,335
Customer deposits	-	(916,165)
Operating lease liabilities	(434,004)	746,474
Net cash used in operating activities from continuing operations	(14,635,636)	(8,023,584)
Net cash provided by operating activities from discontinued operations	2,021,604	483,291
Net cash used in operating activities	(12,614,032)	(7,540,293)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in the acquisition of CMD, net of cash acquired	(16,280,816)	-
Proceeds from the sale of High Mountain	15,801,868	-
Escrow receivable from the sale of High Mountain	1,358,968	-
Purchases of property and equipment	(1,218)	(27,843)
Proceeds from the disposal of property and equipment	13,000	-
Net cash provided by (used in) investing activities from continuing operations	891,802	(27,843)
Net cash used in investing activities from discontinued operations	-	(3,866,065)
Net cash provided by (used in) investing activities	891,802	(3,893,908)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from notes payable	4,954,300	2,275,500
Net proceeds from issuance of common shares and warrants in connection with public offerings	24,456,826	2,352,680
Net proceeds from issuance of common shares and warrants in connection with a private debt offering	-	5,767,518
Proceeds from exercise of warrants	-	5,064
Repayments of notes payable and finance lease liabilities	(10,708,138)	(1,715,492)
Repayments of convertible notes payable	(1,771,181)	(715,945)
Accrued series B preferred share dividends paid	-	(105,671)
Net cash provided by financing activities from continuing operations	16,931,807	7,863,654
Net cash provided by (used in) financing activities from discontinued operations	(1,701,500)	3,257,606
Net cash provided by financing activities	15,230,307	11,121,260

NET CHANGE IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS	3,187,973	(187,773)

CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS
Cash from continuing operations at the beginning of the period	673,445	861,218
Cash from continuing operations at the end of the period	$3,861,418	$673,445

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$4,591,177	$3,786,213
Cash paid for income taxes	$40,000	$131,500

NON-CASH INVESTING AND FINANCING ACTIVITIES
Deemed dividend from issuance of warrants to common shareholders	$-	$618,000
Deemed dividend from down round provision in warrants	$1,000	$1,780,000
Accrued dividends on series A preferred shares	$144,435	$347,157
Accrued dividends on series B preferred shares	$2,509	$165,810
Accrued dividends on series C preferred shares	$18,003	$-
Accrued dividends on series D preferred shares	$96,649	$-
Issuance of common shares upon settlement of accrued series A dividends	$130,968	$434,629
Issuance of common shares upon settlement of accrued series B dividends	$13,299	$75,722
Issuance of common shares upon conversion of series A preferred shares	$152,200	$1,148,369
Issuance of common shares upon conversion of series B preferred shares	$240,499	$973,682
Issuance of common shares upon cashless exercise of warrants	$16,495	$8
Debt discount on notes payable	$1,836,434	$5,215,971
Fair value of notes payable issued for services	$492,000	$-
Fair value of warrant liabilities recognized upon issuance of warrants	$24,667,526	$1,156,300
Fair value of derivative liabilities recognized upon issuance of promissory notes	$1,699,727	$2,613,177
Extinguishment of warrant liability upon exercise of warrants	$16,526,400	$1,184,200
Issuance of common shares upon conversion of convertible notes payable and accrued interest	$4,141,427	$4,300,462
Issuance of warrants in connection with a private debt offering	$7,573	$-
Issuance of series D preferred shares in connection with a private debt offering	$600,100	$-
Reclassification of accrued interest to notes payable	$17,954	$-
Reclassification of notes payable to convertible notes payable upon default	$-	$312,117
Settlement of 1847 Manager accrued expenses and transaction fees to distribution receivable	$2,000,000	$-
Settlement of revolving line of credit and accrued interest through the issuance of a new revolving line of credit	$-	$2,003,985
Financed purchases of property and equipment	$123,691	$256,843
Net assets acquired in the acquisition of ICU Eyewear	$-	$757,283
Net assets acquired in the acquisition of CMD	$5,309,876	$-
Net assets from dispositions of subsidiaries’	$7,593,972	$-
Operating lease right-of-use asset and liability measurement	$-	$1,827,063

The accompanying notes are an integral part of these consolidated financial statements

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

NOTE 1—ORGANIZATION AND NATURE OF BUSINESS

1847 Holdings LLC (the “Company”) was formed under the laws of the State of Delaware on January 22, 2013. The Company is an acquisition holding company, focused on acquiring and managing a group of small and middle-market businesses in a variety of different industries headquartered in North America. As of December 31, 2023, the Company is a controlling owner of six business (“subsidiaries”), within four reportable operating that are strategic business units that offer different products and services. The subsidiaries’ business operations are managed by 1847 Partners LLC, a Delaware limited liability Company (the “Manager”), pursuant to a management services agreement between the Company and the Manager (see Note 16).

On May 28, 2020, the Company’s subsidiary 1847 Asien Inc., a Delaware corporation (“1847 Asien”), acquired Asien’s Appliance, Inc., a California corporation (“Asien’s”). It provided a wide variety of appliance services, including sales, delivery/installation, in-home service and repair, extended warranties, and financing. The Company owns 95% of 1847 Asien, with the remaining 5% held by a third-party, and 1847 Asien owned 100% of Asien’s. See “Discontinued Operations” below for information regarding the discontinuation of Asien’s.

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

On March 30, 2021, the Company’s subsidiary 1847 Wolo Inc., a Delaware corporation (“1847 Wolo”), acquired Wolo Mfg. Corp., a New York corporation, and Wolo Industrial Horn & Signal, Inc., a New York corporation (collectively referred to as “Wolo”). Headquartered in Deer Park, New York and founded in 1965, Wolo designs and sells horn and safety products for cars, trucks, industrial equipment and emergency vehicles. The Company owns 92.4% of 1847 Wolo, with the remaining 7.6% held by third parties, and 1847 Wolo owns 100% of Wolo Mfg. Corp. and Wolo Industrial Horn & Signal, Inc.

On October 8, 2021, 1847 Cabinet acquired High Mountain Door & Trim Inc., a Nevada corporation (“High Mountain”), and Sierra Homes, LLC d/b/a Innovative Cabinets & Design, a Nevada limited liability company (“Innovative Cabinets”). Headquartered in Reno, Nevada and founded in 2014, High Mountain specialized in all aspects of finish carpentry products and services. Headquartered in Reno, Nevada and founded in 2008, Innovative Cabinets specializes in custom cabinetry and countertops. On April 1, 2022, 1847 Cabinet transferred all of its shares of High Mountain to Innovative Cabinets, as a result of which Innovative Cabinets owned 92.5% of High Mountain, with the remaining 7.5% held by a third-party. See “Discontinued Operations” below for information regarding the sale of High Mountain.

On February 9, 2023, the Company’s subsidiary, 1847 ICU Holdings Inc., a Delaware corporation (“1847 ICU”), acquired ICU Eyewear Holdings, Inc., a California corporation, and its subsidiary ICU Eyewear, Inc., a California corporation (collectively referred to as “ICU Eyewear”). Headquartered in Hollister, California and founded in 1956, ICU Eyewear specialized in the sale and distribution of reading eyewear and sunglasses, blue light blocking eyewear, sun readers, and other outdoor specialty sunglasses, as well as personal protective equipment, including face masks and other select health and personal care items. The Company owns 100% of 1847 ICU and 1847 ICU owned 100% of ICU Eyewear. See “Discontinued Operations” below for information regarding the discontinuation of ICU Eyewear.

On December 16, 2024, the Company’s subsidiary, 1847 CMD Inc., a Delaware corporation (“1847 CMD”), acquired CMD Inc., a Nevada corporation, and its subsidiary CMD Finish Carpentry LLC, a Nevada limited liability company (collectively referred to as “CMD”). Headquartered in Las Vegas, Nevada and founded in 2012, CMD specializes in finish carpentry and related products and services, including doors, frames, trim, hardware, millwork, cabinetry, and specialty construction accessories for general contractors, commercial developers, residential builders and homeowners, and government entities. The Company owns 100% of 1847 CMD and 1847 CMD owns 100% of CMD. See Note 5 for additional information.

Discontinued Operations

On February 26, 2024, Asien’s entered into a general assignment for the benefit of its creditors (the “Assignment Agreement”) with SG Service Co., LLC, pursuant to which Asien’s transferred ownership of all or substantially all of its right, title, and interest in, as well as custody and control of, its assets to SG Service Co., LLC in trust.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

The Company is a limited guarantor of an Amended and Restated Credit and Security Agreement (the “ICU Loan Agreement”) that was entered into on September 11, 2023, between AB Lending SPV I LLC d/b/a Mountain Ridge Capital (the “ICU Lender”), and ICU Eyewear and 1847 ICU (the “ICU Parties”). Pursuant to the ICU Loan Agreement, the ICU Lender had a security interest in all the assets of ICU Eyewear. ICU Eyewear was in default under the ICU Loan Agreement and, with the approval of the other ICU Parties, consented to a foreclosure by the ICU Lender and private sale of substantially all of its assets in an Article 9 sale process, pursuant to Section 9-610 of the Uniform Commercial Code as in effect in the State of New York and Section 9-610 of the Uniform Commercial Code as in effect in the State of California. On August 5, 2024, ICU Eyecare Solutions Inc., an entity that is not affiliated with the Company, was the successful bidder with a cash bid of $4,250,000. Pursuant to an agreement dated August 5, 2024, and in consideration for such purchase price, the ICU Lender having foreclosed on its security interest in all of the assets of ICU Eyewear then conveyed all of its rights, title, and interest in all of such assets to ICU Eyecare Solutions Inc.

On September 30, 2024, the Company entered into an asset purchase agreement (the “Purchase Agreement”) with BFS Group LLC (“BFS”) and High Mountain, pursuant to which the Company sold substantially all of the assets of High Mountain to BFS for an aggregate cash only purchase price of $17,000,000, subject to certain pre-closing and post-closing adjustments.

The results of operations of Asien’s, ICU Eyewear, and High Mountain are reported as discontinued operations for the years ended December 31, 2024 and 2023. Unless otherwise noted, amounts and disclosures throughout these notes to consolidated financial statements relate solely to continuing operations and exclude all discontinued operations. See Note 4 for additional information.

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

As of December 31, 2024, the Company had cash and cash equivalents of $2,502,450, restricted cash and cash equivalents of $1,358,968 and a total working capital deficit of $111,927,759. For the year ended December 31, 2024, the Company incurred an operating loss of $11,998,244 and used cash flows in operating activities of $14,635,636.

The Company has generated operating losses since its inception and has relied on cash on hand, sales of securities, external bank lines of credit, and issuance of third-party and related party debt to support cashflows from operations. The Company expects that within the next twelve months it will not have sufficient cash and other resources on hand to sustain its current operations or meet its obligations as they become due unless it obtains additional financing. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements of the Company are prepared in accordance with GAAP as codified in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).

Principles of Consolidation

The consolidated financial statements are presented in US dollars and include the accounts of the Company and its majority-owned or controlled subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Reverse Share Splits

On July 8, 2024, the Company effected a 1-for-13 reverse split of its outstanding common shares. On November 11, 2024, the Company effected a 1-for-15 reverse split of its outstanding common shares. All outstanding common shares and warrants were adjusted to reflect both the 1-for-13 and 1-for-15 reverse splits, with the respective exercise prices of the warrants proportionately increased. The outstanding convertible notes and preferred shares conversion prices were adjusted to reflect a proportional decrease in the number of common shares to be issued upon conversion.

All share and per share data throughout these consolidated financial statements have been retroactively adjusted to reflect the reverse share splits. The total number of authorized common shares did not change. As a result of the reverse common share splits, an amount equal to the decreased value of common shares was reclassified from “common shares” to “additional paid-in capital.”

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and judgments include revenue recognition, allowance for estimated credit losses, reserves for excess and obsolete inventories, impairment evaluations of long-lived assets and goodwill, fair value measurements of warrants and derivative liabilities, and assessments of contingent liabilities.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less. The Company maintains deposits in several financial institutions, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses related to amounts in excess of FDIC limits. As of December 31, 2024 and 2023, the Company had $1,474,367 and $180,403 in excess of FDIC limits, respectively.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Segment Reporting

The Company has two reportable segments: Construction and Automotive Supplies. The Company reports all other business activities that are not reportable in the Corporate Services Segment.

The Company reports segment information in accordance with ASC Topic 280, “Segment Reporting.” Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company’s CODM is its Chief Executive Officer, who evaluates the financial performance of the operating segments for the purposes of making operating decisions, allocating resources, and assessing performance.

Revenue Recognition and Cost of Revenues

The Company records revenue in accordance with ASC Topic 606, “Revenue from Contracts with Customers.” Revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. To achieve this core principle, the Company applies the following five-step approach: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to performance obligations in the contract; and (5) recognize revenue when or as a performance obligation is satisfied.

Construction Segment

Revenue is derived in the Construction Segment primarily through contracts with customers whereby the Company specializes in all aspects of products and services relating to finish carpentry and related products and services, including doors, frames, trim, hardware, millwork, cabinetry, and specialty construction accessories. The Company recognizes revenue when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services. The Company accounts for a contract when it has approval and commitment from both parties, the rights and payment terms are identified, the contract has commercial substance, and collectability of consideration is probable.

The transaction price is allocated to each distinct performance obligation within a contract and recognized as revenue when, or as, the performance obligation is satisfied. The Company’s contracts consist of a single performance obligation, as the promised goods and services are highly interdependent and not separately identifiable from other promises within the contract and, therefore, are not distinct.

Revenue for each contract is generally recognized over time due to the continuous transfer of control to the customer as work is performed at the customer’s site and, therefore, the customer controls the asset as it is being installed. The Company generally measures progress toward completion using the cost-to-cost input method, as it best depicts the transfer of control of goods and services to the customer. Under this method, progress is measured based on the ratio of costs incurred to date to the total estimated costs at completion, with revenue recognized proportionally as costs are incurred. Incurred costs include all direct materials, labor, subcontractor expenses, and other indirect costs related to contract performance.

Estimating the total expected cost at completion requires significant judgment. The Company regularly reviews and updates cost estimates quarterly or more frequently if circumstances change. External factors such as weather conditions, supply chain distributions, and customer delays may impact contract progress, potentially affecting the timing and amount of revenue recognition, cash flow, and overall contract profitability.

For certain customers, the Company applies the right-to-invoice practical expedient and recognizes revenue in the amount it is entitled to invoice when that amount corresponds directly with the value of the performance to date. An insignificant portion of sales, primarily retail sales, is accounted for on a point-in-time basis when the sale occurs. Sales taxes, when incurred, are recorded as a liability and excluded from revenue on a net basis.

Contracts can be subject to modification to account for changes in contract specifications and requirements. A contract modification exists when a change in scope or price creates new, or modifies existing, enforceable rights and obligations. Contract modifications are for goods or services that are not distinct from the existing contract due to the significant integration service provided in the context of the contract and are accounted for as if they were part of that existing contract. The effect of a contract modification on the transaction price and the Company’s measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue on a cumulative catch-up basis.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

The Company provides assurance-type warranties on certain installed products and services, which do not represent a separate performance obligation. Due to the nature of the Company’s projects, including contract owner inspections during construction and prior to acceptance, warranty-related costs have historically been immaterial.

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

The Company collects payments for internet and phone orders from the customer at the time the order is shipped. Customers placing orders with a purchase order through the EDI (Electronic Data Interface) are allowed to purchase on credit and make payment after receipt of product on the agreed upon terms.

Cost of revenues include the costs of products sold, freight and import costs, inventory write-downs, and any other indirect costs related to contract performance.

Contract Assets and Liabilities

Contract assets represent revenue recognized in excess of customer billings in the Construction Segment. This includes rights to payment for completed performance that are conditional on factors other than the passage of time, such as retainage. Retainage consists of amounts withheld by the customer that are not invoiced until specific contractual milestones are met, typically upon contract completion.

Contract liabilities represent advance payments received before the satisfaction of performance obligations and customer billings in excess of revenue recognized.

Accounts Receivable

Accounts receivable consist of trade receivables arising from credit sales to customers in the normal course of business and retainage. Retainage receivables represent the amount retained by customers to ensure the quality of the installation and is received after satisfactory completion of each installation project.

Accounts receivable are recorded at the invoiced amount, net of an allowance for current expected credit losses. In accordance with ASC Topic 326, “Financial Instruments – Credit Losses,” the Company estimates expected credit losses on accounts receivable using the aging schedule method, incorporating historical bad debt experience, the creditworthiness of customers, prevailing economic conditions, and reasonable and supportable forward-looking information. Accounts receivable balances are written off when they are determined to be uncollectible. As of December 31, 2024 and 2023, the allowance for current expected credit losses for accounts receivable amounted to $111,027 and $47,200, respectively.

Inventories

Inventories consist of finished goods, raw materials, and inventories in transit. Inventories are stated at the lower of cost or net realizable value. Cost is generally determined using the weighted-average cost method or first-in, first-out method, and includes all costs incurred to deliver inventories to the Company’s warehouses including freight, non-refundable taxes, duty, and other handling fees and costs directly related to bringing inventories to its present location and condition. Work in process inventories are immaterial to the consolidated financial statements.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

The Company periodically reviews its inventories and records a provision for estimated losses related to excess, damaged, slow-moving, or obsolete inventories. The amount of the provision is equal to the difference between the cost of the inventories and its net realizable value based upon assumptions about product quality, damages, shrinkage, future demand, selling prices, and market conditions. As of December 31, 2024 and 2023, the estimated reserve for obsolescence amounted to $492,574 and $369,200, respectively.

Property and Equipment

Property and equipment is stated at historical cost less accumulated depreciation. Leasehold improvements are amortized over the lesser of the base term of the lease or estimated life of the leasehold improvements. Maintenance and repairs of property and equipment are expensed as incurred.

Depreciation is calculated using the straight-line method over the estimated useful lives as follows:

Description	Useful Life (Years)
Machinery and equipment	3-5
Office furniture and equipment	3-5
Transportation equipment	3-5
Leasehold improvements	3-5

Leases

The Company evaluates all contracts at inception or upon modification to determine whether such contract contains a lease in accordance with ASC Topic 842, “Leases.” A contract is or contains a lease if it conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Control over the use of the identified asset means the lessee has both the right to obtain substantially all the economic benefits from the use of the asset and the right to direct the use of the asset. Contracts containing a lease are further evaluated for classification as a right-of-use (“ROU”) operating lease or a finance lease.

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Discontinued Operations

The Company evaluates all disposal transactions to determine whether such disposal qualifies for reporting as discontinued operations in accordance with ASC Topic 205-20, “Discontinued Operations.” A disposal of a component or a group of components is reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on the Company’s operations and financial results when the following occurs: (1) a component (or group of components) meets the criteria to be classified as held for sale; (2) the component or group of components is disposed of by sale; or (3) the component or group of components is disposed of other than by sale (for example, by abandonment or in a distribution to owners in a spin-off). For any component classified as held for sale or disposed of by sale or other than by sale, qualifying for presentation as a discontinued operation, the Company reports the results of operations of the discontinued operations (including any gain or loss recognized on the disposal or loss recognized on classification as held for sale of a discontinued operation), less applicable income taxes (benefit), as a separate component in the consolidated statement of operations for all prior periods presented. The Company also reports assets and liabilities associated with discontinued operations as separate line items on the consolidated balance sheet for prior periods.

Business Combinations

The Company accounts for business combinations under the acquisition method of accounting in accordance with ASC Topic 805, “Business Combinations.” The Company allocates the purchase price of an acquisition to the tangible and intangible assets acquired, liabilities assumed, and any non-controlling interest based on their estimated fair values at the acquisition date. The Company recognizes the amount by which the purchase price of an acquired entity exceeds the net of the fair values assigned to the assets acquired and liabilities assumed as goodwill. In determining the fair values of assets acquired and liabilities assumed, the Company uses various recognized valuation methods including the income, cost and market approaches in accordance with ASC Topic 820, “Fair Value Measurement.” The Company makes assumptions within certain valuation techniques, including discount rates, royalty rates, and the amount and timing of future cash flows. The Company initially performs these valuations based upon preliminary estimates and assumptions by management or independent valuation specialists under the Company’s supervision, where appropriate, and makes revisions as estimates and assumptions are finalized, which may be up to one year from the acquisition date. Acquisition-related expenses are recognized separately from business combinations and are expensed as incurred.

Intangible Assets

Acquired identifiable intangible assets are amortized over their estimated useful life on a straight-line basis. Estimated useful lives are determined considering the period the intangible assets are expected to contribute to future cash flows. The Company has no intangible assets with indefinite lives.

Amortization is calculated using the straight-line method over the estimated useful lives as follows:

Description	Useful Life (Years)
Customer-related	15
Marketing-related	4-5

Long-Lived Assets

The Company reviews the carrying value of long-lived assets such as property and equipment, ROU assets, and definite-lived intangible assets for impairment in accordance with ASC Topic 360, “Property, Plant, and Equipment,” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. These events and circumstances may include significant decreases in the market price of an asset or asset group, significant changes in the extent or manner in which an asset or asset group is being used by the Company or in its physical condition, a significant change in legal factors or in the business climate, a history or forecast of future operating or cash flow losses, significant disposal activity, a significant decline in revenue or adverse changes in the economic environment.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

If such facts indicate a potential impairment, the Company assesses the recoverability of an asset group by determining if the carrying value of the asset group exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life of the primary asset in the asset group. If the recoverability test indicates that the carrying value of the asset group is not recoverable, the Company estimates the fair value of the asset group using appropriate valuation methodologies, which would typically include an estimate of discounted cash flows. Any impairment would be measured as the difference between the asset group’s carrying amount and its estimated fair value.

During the years ended December 31, 2024 and 2023, the Company recorded impairments related to its intangible assets of $0 and $3,705,176, respectively.

Goodwill

In accordance with ASC Topic 350, “Intangibles — Goodwill and Other,” the Company tests goodwill for impairment annually on October 1, or more frequently when events or circumstances indicate an impairment may have occurred. When assessing the recoverability of goodwill, the Company may first assess qualitative factors in determining whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. The qualitative assessment is based on several factors, including the current operating environment, industry and market conditions, and overall financial performance. If the Company bypasses the qualitative assessment, or if it concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company performs a quantitative assessment by comparing the estimated fair value of a reporting unit with its carrying amount.

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

During the years ended December 31, 2024 and 2023, the Company recorded goodwill impairments of $679,175 and $6,750,911, respectively.

Embedded Derivative Liabilities

The Company evaluates the embedded features of its financial instruments, including its preferred shares, convertible notes payable and warrants in accordance with ASC Topic 480, “Distinguishing Liabilities from Equity,” and ASC Topic 815 “Derivatives and Hedging.” Certain conversion options and redemption features are required to be bifurcated from their host instrument and accounted for as free-standing derivative financial instruments should certain criteria be met. The Company applies significant judgment to identify and evaluate complex terms and conditions for its financial instruments to determine whether such instruments are derivatives or contain features that qualify as embedded derivatives. Embedded derivatives must be separately measured from the host contract if all the requirements for bifurcation are met. The assessment of the conditions surrounding the bifurcation of embedded derivatives depends on the nature of the host contract and the features of the derivatives. Bifurcated embedded derivatives are recognized at fair value, with changes in fair value recognized in the consolidated statement of operations each period.

The Company has a sequencing policy, whereby in the event that reclassification of contracts from equity to assets or liabilities is necessary in accordance with ASC Topic 815 due to the Company’s inability to demonstrate it has sufficient authorized shares as a result of certain securities with a potentially indeterminable number of shares, shares will be allocated on the basis of the earliest maturity date of potentially dilutive instruments first, with the earliest maturity date of grants receiving the first allocation of shares. Pursuant to ASC Topic 815, any issuances of securities to the Company’s employees and directors, or to compensate grantees in a share-based payment arrangement, are not subject to the sequencing policy.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants in accordance with the applicable authoritative guidance in ASC Topic 480 and ASC Topic 815-40, “Contracts in Entity’s Own Equity.” The assessment, which requires the use of professional judgment, considers whether the warrants are freestanding financial instruments, meet the definition of a liability, and whether the warrants meet all of the requirements for equity classification, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require net cash settlement in a circumstance outside of the Company’s control, among other conditions for equity classification.

For issued or modified warrants that meet all the criteria for equity classification, the warrants are recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are recorded at their initial fair value on the date of issuance, with changes in fair value recognized in the consolidated statement of operations each period.

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount the Company would receive to sell an asset or pay to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In the absence of such data, fair value is estimated using internal information consistent with what market participants would use in a hypothetical transaction.

According to ASC Topic 820, the fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. The Company’s assessment of the significance of a particular input to the fair value measurements requires judgment and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy. The Company uses appropriate valuation techniques based on available inputs to measure the fair value of its assets and liabilities. The fair value hierarchy is defined in the following three categories:

Level 1: Quoted prices in active markets for identical assets or liabilities.

Level 2: Observable market-based inputs or inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The Company holds certain assets and liabilities that are required to be measured at fair value on a recurring and non-recurring basis (see Note 13).

Stock-Based Compensation

Stock-based awards granted to qualified employees, non-employee directors and consultants are measured at fair value and recognized as an expense in accordance with ASC Topic 718, “Compensation – Stock Compensation.” For service-based awards, stock-based compensation is recognized on a straight-line basis over the requisite service period, which is generally the vesting period. The fair value of stock options is estimated using a Black-Scholes option valuation model. Restricted stock awards are valued based on the closing stock price on the date of grant (intrinsic value method). The Company has elected to recognize forfeitures as they occur.

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with ASC Topic 740, “Income Taxes.” Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and establish a valuation allowance if, based on the weight of available evidence, it believes it is more likely than not that all or a portion of the deferred tax assets will not be realized.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

Loss Per Share

Basic loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding during each period. Diluted loss per share is calculated by adjusting the weighted average number of common shares outstanding for the dilutive effect, if any, of common share equivalents. Common share equivalents whose effect would be antidilutive are not included in diluted loss per share. The Company uses the treasury stock method to determine the dilutive effect, which assumes that all common share equivalents have been exercised at the beginning of the period and that the funds obtained from those exercises were used to repurchase common shares at the average closing market price during the period. As of December 31, 2024 and 2023, there were 230,277,102 and 52,031, respectively, potential common share equivalents from convertible preferred shares, convertible notes, and warrants excluded from the diluted loss per share calculations as their effect is anti-dilutive.

Reclassifications

Certain reclassifications within operating expenses have been made to the prior period’s financial statements to conform to the current period financial statement presentation. There is no impact in total to the results of operations and cash flows in all periods presented.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the CODM and included within each reported measure of a segment’s profit or loss. ASU 2023-07 also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The adoption of ASU 2023-07 did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In August 2023, the FASB issued ASU 2023-05, “Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement,” which requires a newly-formed joint venture to apply a new basis of accounting to its contributed net assets, resulting in the joint venture initially measuring its contributed net assets at fair value on the formation date. ASU 2023-05 is effective for all joint venture formations with a formation date on or after January 1, 2025, with early adoption permitted. These amendments are to be applied prospectively, with retrospective application permitted for joint ventures formed before the effective date. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization included in each relevant expense caption presented on the statement of operations. The standard also requires disclosure of qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, as well as the total amount of selling expenses and an entity’s definition of selling expenses. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

The Company currently believes there are no other issued and not yet effective accounting standards that are materially relevant to its consolidated financial statements.

NOTE 4—DISCONTINUED OPERATIONS

Asien’s Assignment for the Benefit of Creditors

As described in Note 1, on February 26, 2024, Asien’s entered into the Assignment Agreement, pursuant to which Asien’s transferred ownership of all or substantially all of its right, title, and interest in, as well as custody and control of, its assets to SG Service Co., LLC in trust. The Company received no cash consideration related to the assignment. Following the assignment, the Company retained no financial interest in Asien’s.

The assignment of Asien’s represents a strategic shift and its results are reported as discontinued operations for the years ended December 31, 2024 and 2023. The Company recognized a gain on disposition of Asien’s of $1,060,095, as a separate line item in discontinued operations in the consolidated statements of operations for the year ended December 31, 2024.

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

The following information presents the major classes of line items constituting the loss from discontinued operations of Asien’s in the consolidated statements of operations for the years ended December 31, 2024 and 2023:

	For the Years Ended December 31,
	2024	2023
Revenues	$870,952	$8,961,248

Operating Expenses
Cost of revenues	744,706	7,083,662
Personnel	98,213	1,052,118
Depreciation and amortization	7,702	151,362
General and administrative	203,377	1,538,954
Professional fees	78,807	185,935
Impairment of goodwill and intangible assets	-	1,484,229
Total Operating Expenses	1,132,805	11,496,260

Loss from operations	(261,853)	(2,535,012)

Other Income (Expense)
Other income (expense)	-	4,674
Interest expense	(724)	(312,605)
Total Other Expense	(724)	(307,931)

Net loss from discontinued operations before income taxes	(262,577)	(2,842,943)
Income tax provision	-	37,145
Net loss from discontinued operations	$(262,577)	$(2,805,798)

Net income (loss) attributable to non-controlling interests from discontinued operations	(59,304)	80,986
Net loss from discontinued operations attributable to 1847 Holdings	$(321,881)	$(2,724,812)

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

The following information presents the major classes of line items constituting significant operating, investing and financing cash flow activities from discontinued operations of Asien’s in the consolidated statements of cash flows for the years ended December 31, 2024 and 2023:

	For the Years Ended December 31,
	2024	2023
Cash flows from operating activities
Net loss	$(262,577)	$(2,805,798)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred taxes	-	(64,000)
Impairment of goodwill and intangible assets	-	1,484,229
Depreciation and amortization	7,702	151,362
Changes in operating assets and liabilities:
Receivables	73,769	71,076
Inventories	213,399	708,471
Prepaid expenses and other current assets	108,686	(36,723)
Accounts payable and accrued expenses	320,362	1,240,957
Customer deposits	(474,803)	(895,906)
Net cash used in operating activities from discontinued operations	(13,462)	(146,332)

Cash flows from investing activities
Investments in certificates of deposit	-	(1,211)
Net cash used in investing activities from discontinued operations	-	(1,211)

Cash flows from financing activities
Repayments of notes payable	(4,836)	(28,398)
Net cash used in financing activities from discontinued operations

Net change in cash and cash equivalents from discontinued operations	$(18,298)	$(175,941)

ICU Eyewear Foreclosure Sale

As described in Note 1, ICU Eyewear was in default under the ICU Loan Agreement and, with the approval of the other ICU Parties, consented to a foreclosure by the ICU Lender and private sale of substantially all of its assets in an Article 9 sale process, pursuant to Section 9-610 of the Uniform Commercial Code as in effect in the State of New York and Section 9-610 of the Uniform Commercial Code as in effect in the State of California. On August 5, 2024, ICU Eyecare Solutions Inc., an entity that is not affiliated with the Company, was the successful bidder with a cash bid of $4,250,000. Pursuant to an agreement, dated August 5, 2024, and in consideration for such purchase price, the ICU Lender having foreclosed on its security interest in all of the assets of ICU Eyewear then conveyed all of its rights, title, and interest in all of such assets to ICU Eyecare Solutions Inc. The Company received no cash consideration related to the sale. Following the sale, the Company retained no financial interest in ICU Eyewear.

The sale of ICU Eyewear’s assets represents a strategic shift and its results are reported as discontinued operations for the years ended December 31, 2024 and 2023. The Company recognized a gain on disposition of ICU Eyewear’s assets of $4,516,735, as a separate line item in discontinued operations in the consolidated statements of operations for the year ended December 31, 2024.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

The following information presents the major classes of line items constituting the loss from discontinued operations of ICU Eyewear in the consolidated statements of operations for the years ended December 31, 2024 and 2023:

	For the Years Ended December 31,
	2024	2023
Revenues	$8,212,395	$15,454,097

Operating Expenses
Cost of revenues	5,658,551	11,738,639
Personnel	1,564,842	2,793,210
Depreciation and amortization	248,646	371,662
General and administrative	1,526,278	1,542,980
Professional fees	672,855	157,797
Impairment of goodwill and intangible assets	1,216,966	-
Total Operating Expenses	10,888,138	16,604,288

Loss from operations	(2,675,743)	(1,1501,191)

Other Income (Expense)
Other income	2,583	(230,711)
Interest expense	(911,437)	(992,575)
Amortization of debt discounts	(683,029)	(76,971)
Total Other Expense	(1,591,883)	(1,300,257)

Net loss from discontinued operations before income taxes	(4,267,626)	(2,450,448)
Income tax provision	11,250	(18,000)
Net loss from discontinued operations	$(4,256,376)	$(2,468,448)

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

The following information presents the major classes of line items constituting significant operating, investing and financing cash flow activities from discontinued operations of ICU Eyewear in the consolidated statements of cash flows for the years ended December 31, 2024 and 2023:

	For the Years Ended December 31,
	2024	2023
Cash flows from operating activities
Net loss	$(4,256,376)	$(2,468,448)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred taxes	(15,000)	15,000
Inventory reserve	45,000	757,000
Impairment of goodwill and intangible assets	1,216,966	-
Depreciation and amortization	248,646	371,662
Amortization of debt discounts	683,029	76,971
Amortization of right-of-use assets	192,796	397743
Changes in operating assets and liabilities:
Receivables	481,202	267,363
Inventories	1,202,730	759,840
Prepaid expenses and other current assets	(14,895)	89,746
Accounts payable and accrued expenses	857,085	605,500
Operating lease liabilities	(176,336)	(354,813)
Net cash provided by operating activities from discontinued operations	464,847	517,564

Cash flows from investing activities
Cash paid for ICU Eyewear, net of cash acquired	-	(3,651,862)
Purchases of property and equipment	-	(211,492)
Net cash used in investing activities from discontinued operations	-	(3,863,354)

Cash flows from financing activities
Net proceeds (repayments) of revolving line of credit	(80,540)	3,358,384
Net cash provided by (used in) financing activities from discontinued operations	(80,540)	3,358,384

Net change in cash and cash equivalents from discontinued operations	$384,307	$12,594

Sale of High Mountain

As described in Note 1, on September 30, 2024, the Company entered into the Purchase Agreement with BFS and High Mountain, pursuant to which the Company sold substantially all of the assets of High Mountain to BFS for an aggregate cash only purchase price of $17,000,000, subject to certain pre-closing and post-closing adjustments. At closing, the purchase price was subject to a working capital adjustment and was also reduced by the amount of outstanding indebtedness repaid at closing or assumed by BFS, as well as certain transaction expenses. Additionally, the purchase price was reduced by $1,700,000, which may be used for certain post-closing payments (the “Holdback Amount”). As December 31, 2024, the balance of the Holdback Amount was $1,358,968.

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

The sale of High Mountain’s assets represents a strategic shift and its results are reported as discontinued operations for the years ended December 31, 2024 and 2023. The Company recognized a gain on disposition of High Mountain’s assets of $3,990,034, as a separate line item in discontinued operations in the consolidated statements of operations for the year ended December 31, 2024.

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

The following information presents the major classes of line items constituting the loss from discontinued operations of High Mountain in the consolidated statements of operations for the years ended December 31, 2024 and 2023:

	For the Years Ended December 31,
	2024	2023
Revenues	$23,438,316	$30,076,338

Operating Expenses
Cost of revenues	14,332,303	18,679,372
Personnel	4,957,525	4,757,201
Depreciation and amortization	445,328	555,361
General and administrative	3,148,502	3,755,111
Professional fees	108,439	164,674
Impairment of goodwill	-	2,707,732
Total Operating Expenses	22,992,097	30,619,451

Income (loss) from operations	446,219	(543,113)

Other Income (Expense)
Other income	1,505,275	35
Interest expense	(227,439)	(1,121,857)
Amortization of debt discounts	(64,306)	(78,369)
Gain (loss) on disposal of property and equipment	(13,815)	18,026
Total Other Income (Expense)	1,199,715	(1,182,165)

Net income from discontinued operations before income taxes	1,592,934	(1,725,278)
Income tax provision	(417,000)	(620,000)
Net income from discontinued operations	$1,228,934	$(2,345,278)

Net income (loss) attributable to non-controlling interests from discontinued operations	(92,170)	175,896
Net income from discontinued operations attributable to 1847 Holdings	$1,136,764	$(2,169,382)

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

The following information presents the major classes of line items constituting significant operating, investing and financing cash flow activities from discontinued operations of High Mountain in the consolidated statements of cash flows for the years ended December 31, 2024 and 2023:

	For the Years Ended December 31,
	2024	2023
Cash flows from operating activities
Net income (loss)	$1,228,934	$(2,345,278)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred taxes	(334,000)	52,000
Inventory reserve	-	203,800
Impairment of goodwill	-	2,707,732
Loss (gain) on disposal of property and equipment	13,815	(18,026)
Depreciation and amortization	445,328	555,361
Amortization of debt discounts	64,306	78,369
Amortization of right-of-use assets	246,765	318,106
Changes in operating assets and liabilities:
Receivables	289,761	(1,242,438)
Inventories	164,662	(425,539)
Prepaid expenses and other current assets	103,645	(102,847)
Accounts payable and accrued expenses	(259,014)	112,402
Contract liabilities	(150,298)	520,468
Operating lease liabilities	(243,685)	(302,051)
Net cash provided by operating activities from discontinued operations	1,570,219	112,059

Cash flows from investing activities
Purchases of property and equipment	-	(1,500)
Net cash used in investing activities from discontinued operations	-	(1,500)

Cash flows from financing activities
Repayments of notes payable and finance lease liabilities	(355,951)	(72,380)
Repayments of convertible notes payable	(1,260,173)	-
Net cash used in financing activities from discontinued operations	(1,616,124)	(72,380)

Net change in cash and cash equivalents from discontinued operations	$(45,905)	$38,179

NOTE 5—BUSINESS COMBINATIONS

On November 4, 2024, 1847 CMD entered into a stock and membership interest purchase agreement, which was amended on December 5, 2024, and further amended on December 16, 2024, with Christopher M. Day, pursuant to which 1847 CMD agreed to acquire all of the membership interests of CMD. The acquisition of CMD was completed on December 16, 2024.

Headquartered in Las Vegas, Nevada and founded in 2012, CMD specializes in finish carpentry and related products and services, including doors, frames, trim, hardware, millwork, cabinetry, and specialty construction accessories for general contractors, commercial developers, residential builders and homeowners, and government entities. The acquisition of CMD aligns with the Company’s strategic arbitrage model of acquiring undervalued, profitable small and middle-market businesses in industries with minimal risk of technological or competitive obsolescence. The Company targets businesses with stable earnings and cash flow that offer attractive returns on invested capital. Additionally, the acquisition of CMD enhances operational synergies within the Company’s Construction Segment.

The aggregate purchase price was $18,825,000, consisting of (i) $17,775,000 in cash and certain seller transaction expenses, and (ii) $1,050,000 promissory note.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

The Company accounted for the acquisition using the acquisition method of accounting in accordance with ASC Topic 805 and allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date.

The purchase price was allocated as follows:

Allocation
Purchase consideration at fair value:
Cash	$17,775,000
Notes payable	1,050,000
Amount of consideration	$18,825,000

Assets acquired and liabilities assumed at fair value
Cash	$1,494,184
Accounts receivable	4,552,693
Contract assets	1,863,307
Property and equipment	457,142
Operating lease right-of-use assets	1,547,285
Customer-related intangible	9,965,000
Marketing-related intangible	605,000
Goodwill	5,309,876
Accounts payable and accrued expenses	(976,836)
Contract liabilities	(1,100,749)
Operating lease liabilities	(1,547,285)
Notes payable	(30,617)
Deferred tax liability	(3,314,000)
Net assets acquired	$18,825,000

The estimated remaining useful life on the property and equipment acquired ranges up to four years. The Company is amortizing the customer-related intangible asset over 15 years and the marketing-related intangible asset over five years. Goodwill is not deductible for tax purposes.

From the date of acquisition, CMD contributed revenues of $905,864 and net income from continuing operations of $47,508, which are included in the consolidated statement of operations for the year ended December 31, 2024.

Pro Forma Information

The following unaudited pro forma results presented below include the effects of the CMD acquisition as if it had been consummated as of January 1, 2023, with adjustments to give effect to pro forma events that are directly attributable to the acquisition.

	For the Years Ended December 31,
	2024	2023
Revenues	$45,563,551	$41,287,831
Net loss	(93,111,448)	(25,816,374)
Net loss attributable to common shareholders	(92,844,801)	(27,124,562)
Loss per share attributable to common shareholders:
Basic and diluted	$(34.90)	$(194.58)

These unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations would have been if the acquisitions had occurred at the beginning of the period presented, nor are they indicative of future results of operations.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

NOTE 6—DISAGGREGATION OF REVENUES AND SEGMENT REPORTING

Following the divestiture of the Retail and Appliances Segment and the Retail and Eyewear Segment, the Company now operates two reportable segments.

Construction Segment – Provides finish carpentry and related products and services, including doors, frames, trim, hardware, millwork, cabinetry, and specialty construction accessories.

Automotive Supplies Segment – Offers horn and safety products (including electric, air, truck, marine, motorcycle, and industrial equipment) as well as vehicle emergency and safety warning lights for cars, trucks, industrial equipment, and emergency vehicles.

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

The Company’s revenues for the years ended December 31, 2024 and 2023 are disaggregated as follows:

	For the Year Ended December 31, 2024
	Automotive Supplies	Construction	Total
Revenues
Automotive horns	$2,896,470	$-	$2,896,470
Automotive lighting	852,976	-	852,976
Cabinetry and millwork	-	11,226,661	11,226,661
Doors, frames, hardware, and trim	-	720,700	720,700
Specialty construction accessories	-	13,523	13,523
Total revenues	$3,749,446	$11,960,884	$15,710,330

	For the Year Ended December 31, 2023
	Automotive Supplies	Construction	Total
Revenues
Automotive horns	$3,150,530	$-	$3,150,530
Automotive lighting	1,400,056	-	1,400,056
Cabinetry and millwork	-	9,639,549	9,639,549
Total revenues	$4,550,586	$9,639,549	$14,190,135

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Segment information for the years ended December 31, 2024 and 2023 are as follows:

	For the Year Ended December 31, 2024
	Automotive Supplies	Construction	Corporate Services	Total
Revenues	$3,749,446	$11,960,884	$-	$15,710,330
Operating expenses
Cost of revenues	2,497,865	5,439,723	-	7,937,588
Personnel	1,108,679	4,160,528	1,269,665	6,538,872
Personnel – corporate allocation	(173,784)	(354,600)	528,384	-
Depreciation and amortization	276	655,382	-	655,658
General and administrative	766,892	1,791,344	175,607	2,733,843
General and administrative – management fees	300,000	375,000	1,592,000	2,267,000
General and administrative – corporate allocation	(201,777)	(420,571)	622,348	-
Professional fees	222,360	114,731	6,559,347	6,896,438
Impairment of goodwill and intangible assets	-	679,175	-	679,175
Total operating expenses	4,520,511	12,440,712	10,747,351	27,708,574
Loss from operations	$(771,065)	$(479,828)	$(10,747,351)	$(11,998,244)

	For the Year Ended December 31, 2023
	Automotive Supplies	Construction	Corporate Services	Total
Revenues	$4,550,586	$9,639,549	$-	$14,190,135
Operating expenses
Cost of revenues	3,154,717	4,482,779	-	7,637,496
Personnel	1,226,788	3,671,762	92,011	4,990,561
Personnel – corporate allocation	(309,400)	(618,800)	928,200	-
Depreciation and amortization	155,886	1,006,409	-	1,162,295
General and administrative	808,146	1,619,711	211,143	2,639,000
General and administrative – management fees	300,000	333,333	-	633,333
General and administrative – corporate allocation	(160,152)	(479,861)	640,013	-
Professional fees	196,570	154,013	2,027,607	2,378,190
Impairment of goodwill and intangible assets	3,066,673	7,389,414	-	10,456,087
Total operating expenses	8,439,228	17,558,760	3,898,974	29,896,962
Loss from operations	$(3,888,642)	$(7,919,211)	$(3,898,974)	$(15,706,827)

Total assets by operating segment as of December 31, 2024 are as follows:

	As of December 31, 2024
	Automotive Supplies	Construction	Corporate Services	Total
Assets
Current assets	$1,063,586	$10,017,395	$1,549,512	$12,630,493
Long-lived assets	69,040	15,638,329	-	15,707,369
Goodwill	-	5,309,876	-	5,309,876
Total assets	$1,132,626	$30,965,600	$1,549,512	$33,647,738

NOTE 7—INVENTORIES

Inventories as of December 31, 2024 and 2023 consisted of the following:

	December 31, 2024	December 31, 2023
Automotive-related	$924,023	$1,190,899
Construction-related	43,204	573,327
Total inventories	967,227	1,764,226
Less reserve for obsolescence	(492,574)	(369,200)
Total inventories, net	$474,653	$1,395,026

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

NOTE 8—PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of December 31, 2024 and 2023 consisted of the following:

	December 31, 2024	December 31, 2023
Prepaid expenses	$110,386	$84,166
Prepaid inventory	79,134	282,410
Prepaid taxes	179,000	204,788
Other current assets	200,000	200,000
Total prepaid expenses and other current assets	$568,520	$771,364

On February 7, 2024, the Company entered into a six-month consulting agreement with TraDigital Marketing Group for consulting services related to investor relations, digital marketing and advertising, and strategic advisory, totaling $1,400,000.

On February 8, 2024, the Company entered into a six-month consulting agreement with Alchemy Advisory LLC for consulting services related to business and investor outreach, totaling $400,000.

On February 8, 2024, the Company entered into a 12-month consulting agreement with Reef Digital LLC for consulting services related to investor relations, IT support, and strategic advisory, totaling $333,000.

On February 8, 2024, the Company entered into a three-month consulting agreement with SeaPath Advisory, LLC for consulting services related to content marketing and strategic advisory, totaling $365,000.

The Company prepaid these consulting agreements, totaling $2,498,000, using proceeds from the February public offering (see Note 18). As of December 31, 2024, the total outstanding prepaid expense relating to these consulting agreements was $27,750.

NOTE 9—PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2024 and 2023 consisted of the following:

	December 31, 2024	December 31, 2023
Machinery and equipment	$1,547,260	$1,295,499
Office furniture and equipment	159,700	115,409
Transportation equipment	532,843	400,602
Leasehold improvements	152,908	152,908
Total property and equipment	2,392,711	1,964,418
Less: accumulated depreciation	(1,276,705)	(902,091)
Total property and equipment, net	$1,116,006	$1,062,327

Depreciation expense for the years ended December 31, 2024 and 2023 was $404,681 and $433,167, respectively.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

NOTE 10—INTANGIBLE ASSETS AND GOODWILL

Intangible assets as of December 31, 2024 and 2023 consisted of the following:

	December 31, 2024	December 31, 2023
Customer-related	$12,692,000	$2,727,000
Marketing-related	899,000	294,000
Total intangible assets	13,591,000	3,021,000
Less: accumulated amortization	(1,066,654)	(815,677)
Total intangible assets, net	$12,524,346	$2,205,323

Amortization expense for the years ended December 31, 2024 and 2023 was $250,977 and $729,128, respectively. During the years ended December 31, 2024 and 2023, the Company recorded impairments related to its intangible assets of $0 and $3,705,176, respectively.

Estimated amortization expense for intangible assets for the next five years consists of the following as of December 31, 2024:

Year Ending December 31,	Amount
2025	$967,132
2026	967,132
2027	967,132
2028	967,132
2029	967,132
Thereafter	7,688,686
Total estimated amortization expense	$12,524,346

Below is a table summarizing the changes in the carrying amount of goodwill for the years ended December 31, 2024 and 2023:

Amount
Balance as of December 31, 2022	$7,430,086
Impairments	(6,750,911)
Balance as of December 31, 2023	$679,175
Goodwill from the acquisition of CMD	5,309,876
Impairments	(679,175)
Balance as of December 31, 2024	$5,309,876

During the years ended December 31, 2024 and 2023, the Company recorded goodwill impairments of $679,175 and $6,750,911, respectively.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

NOTE 11—ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of December 31, 2024 and 2023 consisted of the following:

	December 31, 2024	December 31, 2023
Trade accounts payable	$1,792,819	$985,559
Credit cards payable	349,570	317,406
Accrued payroll liabilities	1,258,227	628,710
Accrued interest	1,841,011	1,386,536
Accrued dividends	131,102	32,997
Accrued taxes	79,510	15,903
Other accrued liabilities	707,711	604,686
Total accounts payable and accrued expenses	$6,159,950	$3,971,797

NOTE 12—LEASES

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

Operating Leases

On December 16, 2024, in connection with the acquisition of CMD, 1847 CMD entered into a lease agreement with Delancey LLC relating to the properties leased by the CMD prior to the acquisition located in Las Vegas, Nevada. The lease provides for a base rent of $20,000 per month, which shall increase annually by an amount equal to three percent of the previous year’s base rent. In addition, 1847 CMD will be responsible for all taxes, insurance and certain operating costs during the lease term. The lease expires on December 31, 2029. The initial measurement of the right-of-use asset and liability associated with this operating lease was $884,163.

On December 16, 2024, in connection with the acquisition of CMD, 1847 CMD also entered into a lease agreement with CD Gowan LLC relating to the properties leased by the CMD prior to the acquisition located in North Las Vegas, Nevada. The lease provides for a base rent of $15,000 per month, which shall increase annually by an amount equal to three percent of the previous year’s base rent. In addition, 1847 CMD will be responsible for all taxes, insurance and certain operating costs during the lease term. The lease expires on December 31, 2029. The initial measurement of the right-of-use asset and liability associated with this operating lease was $663,122.

Operating leases as of December 31, 2024 and 2023 consisted of the following:

	December 31, 2024	December 31, 2023
Operating lease right-of-use assets	$2,017,482	$907,748

Operating lease liabilities, current portion	598,534	435,280
Operating lease liabilities, long-term	1,473,795	523,768
Total operating lease liabilities	$2,072,329	$959,048

Weighted-average remaining lease term (months)	49	28
Weighted-average discount rate	14.14%	4.95%

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

The components of operating lease expense consisted of the following for the years ended December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Fixed operating lease expense	$494,349	$466,674
Variable operating lease expense	93,681	87,348
Total operating lease expense	$588,030	$554,022

Estimated future minimum payments of operating leases for the next five years consists of the following as of December 31, 2024:

Year Ending December 31,	Amount
2025	$833,193
2026	540,566
2027	468,103
2028	458,945
2029	472,714
Total	2,773,521
Less: imputed interest	(701,192)
Total operating lease liabilities	$2,072,329

Finance Leases

Finance leases as of December 31, 2024 and 2023 consisted of the following:

	December 31, 2024	December 31, 2023
Machinery and equipment	$1,079,330	$1,079,330
Office furniture and equipment	11,706	11,706
Total leased equipment (property and equipment)	1,091,036	1,091,036
Less: accumulated depreciation	(613,821)	(395,793)
Total leased equipment, net	$477,215	$695,243

Finance lease liabilities, current portion	182,043	172,152
Finance lease liabilities, long-term	423,198	605,242
Total finance lease liabilities	$605,241	$777,394

Weighted-average remaining lease term (months)	37	49
Weighted-average discount rate	5.15%	5.15%

The components of finance lease expense consisted of the following for the years ended December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Depreciation expense	$218,028	$218,028
Interest expense	39,179	48,532
Total finance lease expense	$257,207	$266,560

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Estimated future minimum payments of finance leases for the next five years consists of the following as of December 31, 2024:

Year Ending December 31,	Amount
2025	$211,332
2026	211,332
2027	210,042
2028	28,833
Total	661,539
Less: amount representing interest	(56,298)
Total finance lease liabilities	$605,241

NOTE 13—FAIR VALUE MEASUREMENTS

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable, inventories, prepaid expenses, accounts payable and accrued expenses, and contract assets and liabilities approximate fair value given the short-term nature of these instruments. The carrying amounts of lease obligations, notes payable, and convertible notes payable approximates fair value given these instruments bear prevailing market interest rates.

Recurring Fair Value Measurements

The fair value of financial instruments measured on a recurring basis as of December 31, 2024 and 2023 consisted of the following:

	Fair Value Measurements as of December 31, 2024
Description	Level 1	Level 2	Level 3	Total
Derivative liabilities	$-	$-	$185,000	$185,000
Warrant liabilities	-	-	85,779,788	85,779,788
Total recurring fair value measurements	-	-	$85,964,788	$85,964,788

	Fair Value Measurements as of December 31, 2023
Description	Level 1	Level 2	Level 3	Total
Derivative liabilities	$-	$-	$1,389,203	$1,389,203

The following table provides a roll-forward of changes for financial instruments measured at fair value on a recurring basis for the years ended December 31, 2024 and 2023:

Derivative Liabilities	Amount
Balance as of December 31, 2022	$-
Initial fair value of derivative liabilities upon issuance	2,613,177
Gain on change in fair value of derivative liabilities	(385,138)
Extinguishment of derivative liabilities upon conversion of convertible notes	(838,836)
Balance as of December 31, 2023	$1,389,203
Initial fair value of derivative liabilities upon issuance (limited to proceeds)	1,699,727
Gain on change in fair value of derivative liabilities	(1,401,373)
Extinguishment of derivative liabilities upon conversion of convertible notes	(1,502,557)
Balance as of December 31, 2024	$185,000

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Warrant Liabilities	Amount
Balance as of December 31, 2022	$-
Fair value of warrant liabilities upon issuance	1,156,300
Loss on change in fair value of warrant liabilities	27,900
Extinguishment of warrant liabilities upon exercise of warrants	(1,184,200)
Balance as of December 31, 2023	$-
Fair value of warrant liabilities upon issuance (limited to proceeds)	24,667,526
Loss on change in fair value of warrant liabilities	77,638,662
Extinguishment of warrant liabilities upon exercise of warrants	(16,526,400)
Balance as of December 31, 2024	$85,779,788

Non-recurring Fair Value Measurements

Certain assets, including long-lived assets and goodwill, are measured at fair value on a non-recurring basis if it is determined that impairment indicators are present using Level 3 inputs. During the years ended December 31, 2024 and 2023, the Company recorded impairments of intangible assets and goodwill of $679,175 and $10,456,087, respectively.

NOTE 14—NOTES PAYABLE

Notes payable as of December 31, 2024 and 2023 consisted of the following:

	December 31, 2024	December 31, 2023
Vehicle loans	$53,424	$45,378
6% Amortizing promissory note	-	562,411
6% Subordinated promissory notes	500,000	500,000
Purchase and sale of future revenues loan	1,237,950	1,807,800
20% OID subordinated promissory notes (August 2023)	-	3,125,000
20% OID subordinated promissory notes (March 2024)	3,217,932	-
20% OID subordinated promissory notes (May 2024)	-	-
12% Subordinated promissory note for services	500,000	-
25% OID subordinated promissory note	1,455,600	-
CMD seller promissory note	1,050,000	-
Total notes payable	8,014,906	6,040,589
Less: debt discounts	(220,465)	(3,534,561)
Total notes payable, net	$7,794,441	$2,506,028

Current portion of notes payable, net	$7,785,911	$2,481,783
Notes payable, net of current portion	$8,530	$24,245

Estimated future minimum principal payments of notes payable for the next five years consists of the following as of December 31, 2024:

Year Ending December 31,	Amount
2025	$8,006,376
2026	8,530
Total payments	$8,014,906

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

On August 22, 2024, the Company and 1847 Asien entered into a settlement and release agreement with the Trust, pursuant to which the Trust surrendered the note and forgave the entire outstanding balance of the note in the amount of $831,027 in exchange for which the Company issued 83,603 series C senior convertible preferred shares to the Trust (see Note 17 for further detail on the series C senior convertible preferred shares). The settlement agreement also includes a customary release of claims and covenants not to be sued by the Trust. As a result, the Company recognized a gain on extinguishment of debt of $427,557.

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

As of December 31, 2024, the total outstanding principal balance is $500,000, with an accrued interest balance of $75,694.

Purchase and Sale of Future Revenues Loan

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

The Company recorded an initial debt discount of $555,000, to be amortized under the effective interest method. The Company is utilizing the prospective method to account for subsequent changes in the estimated future payments, whereby if there is a change in the estimated future cash flows, a new effective interest rate is determined based on the revised estimate of remaining cash flows. The effective interest rate was 72.4%.

On November 30, 2023, the agreement was amended to increase the outstanding balance by $1,375,500 to $1,965,000 for net cash proceeds of $865,500. All other terms remained unchanged. The Company evaluated the amendment in accordance with ASC Topic 470-50, “Modifications and Extinguishments,” and determined the amendment was a modification. As a result, the Company recorded an additional debt discount of $510,000. Following the modification, the effective interest rate was 65.1%.

On July 23, 2024, the agreement was further amended to increase the outstanding balance by $1,624,400 to $2,292,500 for net cash proceeds of $1,029,400. The Company is required to make weekly ACH payments in the amount of $45,850. All other terms remained unchanged. The Company evaluated the amendment in accordance with ASC Topic 470-50 and determined the amendment was a modification. As a result, the Company recorded an additional debt discount of $595,000. Following the modification, the effective interest rate is 74.8%.

As of December 31, 2024, the total outstanding principal balance is $1,237,950, net of debt discount of $217,622.

20% OID Promissory Notes – August 2023

On August 11, 2023, the Company entered into a securities purchase agreement in a private placement transaction with certain accredited investors, pursuant to which the Company issued and sold to the investors 20% OID subordinated promissory notes in the aggregate principal amount of $3,125,000 and warrants for the purchase of an aggregate of 216 common shares for total cash proceeds of $2,218,000 (see Note 18 for further details on the warrants).

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

The notes were due and payable on February 11, 2024. The notes are unsecured and have priority over all other unsecured indebtedness of the Company, except for certain senior indebtedness (as defined in the note agreement). The notes contain customary affirmative and negative covenants and events of default for a loan of this type. Upon an event of default, the outstanding balance of the note will be assessed a 40% penalty.

Spartan Capital Securities, LLC (“Spartan”) acted as placement agent in connection with the securities purchase agreement and received (i) a cash transaction fee equal to 6% of the aggregate gross proceeds, (ii) a non-accountable and non-reimbursable due diligence and expense fee equal to 1% of the aggregate gross proceeds and (iii) a warrant for the purchase common shares equal to eight percent (8%) of the number common shares issuable upon conversion, resulting in the issuance of a warrant for 445 common shares (see Note 18 for further detail on the warrants).

The notes are convertible into common shares at the option of the holders at any time on or following the date that an event of default (as defined in the note agreement) occurs at a conversion price equal to 90% of the lowest volume weighted average price of the Company’s common shares on any trading day during the five (5) trading days prior to the conversion date; provided that such conversion price shall not be less than $585 per share. The conversion price of the notes is subject to standard adjustments, including a price-based adjustment in the event that the Company issues any common shares or other securities convertible into or exercisable for common shares at an effective price per share that is lower than the conversion price, subject to certain exceptions.

The Company evaluated the embedded features within these promissory notes in accordance with ASC Topic 480 and ASC Topic 815. The Company determined that the embedded features, specifically (i) the default penalty of 40% on outstanding principal, and (ii) the conversion option into common shares at 90% of the lowest volume weighted average price for the common shares on the Company’s principal trading market (the “VWAP”) in the five days preceding conversion, subject to an initial $585 floor price, constitute derivative liabilities. These features, arising from default provisions, including the contingent default penalty (deemed redemption) and the contingent conversion feature, meet the definition of a derivative and do not qualify for derivative accounting exemptions. Consequently, these embedded features were bifurcated from the debt host as a single derivative liability.

The initial fair value of the derivative liabilities was determined using a Monte Carlo Simulation valuation model, considering various potential outcomes and scenarios. The model used the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 145.37%; (iii) risk-free interest rate of 5.37%; (iv) maximum term of one year; (v) estimated fair value of the common shares of $3,611.40 per share; and (vi) various probability assumptions. Subsequent changes in fair value are recognized in the statement of operations for each reporting period. The issuance costs for the promissory notes, along with the allocated fair values of both the warrants and the bifurcated embedded derivative liability, were collectively treated as a debt discount. The debt discount is amortized to interest expense over the term of the promissory notes using the effective interest method.

On February 11, 2024, the Company and remaining note holders entered into amendments to the notes, pursuant to which the parties agreed to extend the maturity date of these remaining notes to April 11, 2024. As additional consideration for the amendments, the Company agreed to increase the outstanding principal of the remaining notes by 20% as an amendment fee. The Company evaluated the amendments in accordance with ASC Topic 470-50 and determined the amendment was an extinguishment. As a result, the Company recognized a loss on extinguishment of debt of $421,875.

On April 11, 2024, the Company and remaining note holders entered into amendments to the notes, pursuant to which the parties agreed to extend the maturity date of these remaining notes to July 10, 2024. As additional consideration for the amendments, the Company agreed to increase the outstanding principal of the remaining notes by 20% as an amendment fee. As a result, the Company recognized a loss on extinguishment of debt of $421,875.

On July 10, 2024, the Company and remaining note holders entered into amendments to the notes, pursuant to which the parties agreed to extend the maturity date of these remaining notes to October 10, 2024. As additional consideration for the amendments, the Company agreed to increase the outstanding principal of the remaining notes by 25% as an amendment fee. As a result, the Company recognized a loss on extinguishment of debt of $632,810.

In October 2024, the Company repaid the outstanding notes using proceeds from the October equity offering (see Note 18 for further details).

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

20% OID Promissory Notes – March 2024

On March 4, 2024, the Company issued a 20% OID subordinated promissory note in the principal amount of $1,250,000 to an accredited investor for net cash proceeds of $999,900. On March 27, 2024, the note was amended and restated to increase the principal amount to $1,562,500 for additional cash proceeds of $250,000. On April 9, 2024, the note was amended and restated to increase the principal amount to $2,500,000 for additional cash proceeds of $750,000.

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

The Company evaluated whether the promissory note contains embedded features that qualify as derivatives pursuant to ASC Topic 815. The Company determined that the note’s embedded features, specifically that should the Company default on the note, the note holder will receive a default penalty of 50% constitute a deemed redemption feature as a result of the substantial premium received by the note holder in the event of default. The Company concluded that the redemption feature requires bifurcation from the note and subsequent accounting in the same manner as a freestanding derivative.

The fair value of the embedded redemption derivative liability was calculated using a Probability Weighted Expected Return valuation methodology, considering the likelihood of occurrence. Subsequent changes in the fair value of the redemption feature are measured each reporting period and recognized in the statement of operations. The OID and issuance costs for the note, along with the fair value of the embedded redemption derivative liability, were collectively recorded as a debt discount. The debt discount is amortized to interest expense over the term of the note using the effective interest method.

On June 4, 2024, an event of default occurred, resulting in a $1,250,000 increase to the principal balance. As a result, the Company recognized a loss on extinguishment of debt of $1,250,000. Consequently, the corresponding derivative liability was extinguished.

On August 20, 2024, the agreement was amended, pursuant to which the parties agreed to extend the maturity date of the note to November 30, 2024. As additional consideration for the amendment, the Company agreed to increase the outstanding principal by $500,000 as an amendment fee. As a result, the Company recognized a loss on extinguishment of debt of $500,000.

On November 15, 2024, the agreement was amended, pursuant to which the parties agreed to extend the maturity date of the note to December 31, 2024. As additional consideration for the amendment, the Company agreed to increase the outstanding principal by $446,935 as an amendment fee. As a result, the Company recognized a loss on extinguishment of debt of $446,935.

On December 16, 2024, the agreement was amended, pursuant to which the parties agreed to extend the maturity date of the note to March 31, 2025. As additional consideration for the amendment, the Company agreed to increase the outstanding principal by $536,322 as an amendment fee. As a result, the Company recognized a loss on extinguishment of debt of $536,322.

As of December 31, 2024, the total outstanding principal balance is $3,217,932.

20% OID Promissory Note – May 2024

On May 8, 2024, the Company entered into securities purchase agreement with an accredited investor, pursuant to which the Company issued to such investor (i) a 20% OID subordinated note in the principal amount of $625,000 and (ii) five-year warrants for the purchase of 477 common shares for total cash proceeds of $500,000. Additionally, the Company issued a five-year warrant to the placement agent, Spartan, for the purchase of 39 common shares (see Note 18 for further details on the warrants).

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

The Company evaluated the embedded features within these promissory notes in accordance with ASC Topic 480 and ASC Topic 815. The Company determined that the embedded features, specifically (i) the default penalty of 40% on outstanding principal and accrued interest, and (ii) the conversion option into common shares at 90% of the lowest VWAP in the five days preceding conversion, subject to an initial $1.95 floor price, constitute derivative liabilities. These features, arising from default provisions, including the contingent default penalty (deemed redemption) and the contingent conversion feature, meet the definition of a derivative and do not qualify for derivative accounting exemptions. Consequently, these embedded features were bifurcated from the debt host as a single derivative liability.

The initial fair value of the derivative liabilities was determined using a Monte Carlo Simulation valuation model, considering various potential outcomes and scenarios. The model used the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 236.98%; (iii) risk-free interest rate of 5.31%; (iv) term of three months; (v) estimated fair value of the common shares of $468 per share; and (vi) various probability assumptions. Subsequent changes in fair value are recognized in the statement of operations for each reporting period. The issuance costs for the promissory note, along with the allocated fair values of both the warrants and the bifurcated embedded derivative liability, were collectively treated as a debt discount. The debt discount is amortized to interest expense over the term of the promissory notes using the effective interest method.

On September 26, 2024, the parties entered in an amendment to the note to (i) increase the original issue discount to $218,750, (ii) increase the principal amount to $868,750, (iii) increase the default amount (as defined in the note) to 140% and (iv) extend the maturity date to November 30, 2024. As a result, the Company recognized a loss on extinguishment of debt of $243,750.

In October 2024, the Company repaid the note using proceeds from the October equity offering (see Note 18 for further details).

12% Promissory Note for Services

On May 9, 2024, the Company entered into a securities purchase agreement with an accredited investor, pursuant to which the Company issued to such investor a promissory note in the principal amount of $500,000 in a private placement transaction in consideration for the holder entering into a lock up agreement to not execute any conversions of a secured convertible note issued to the holder on October 8, 2021 (see Note 15) into common shares of the Company (subject to certain exceptions). The note accrues interest at a rate of 12% per annum and is due and payable on May 9, 2025; provided that upon an event of default (as defined in the note), such rate shall increase to 16% per annum. The Company may voluntarily prepay the note in full at any time prior to the date that an event of default occurs.

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

The 12% promissory note issued for services was recorded at fair value. The fair value of the note was calculated at the present value of the cash flows using the market interest rate of 13.76%, resulting in a fair value of $492,000. The initial fair value of the note was recognized in the statement of operations. A discount of $8,000 was recorded for difference between the present value of the note and is amortized to interest expense over the respective term of the note using the effective interest method.

The Company evaluated whether the promissory note contains embedded features that qualify as derivatives pursuant to ASC Topic 815. The Company determined that the note’s embedded features, specifically that should the Company default on the note, the note holder will receive a default penalty of 50% constitute a deemed redemption feature as a result of the substantial premium received by the note holder in the event of default. The Company concluded that the redemption feature requires bifurcation from the note and subsequent accounting in the same manner as a freestanding derivative.

The fair value of the embedded redemption derivative liability was calculated using a Probability Weighted Expected Return valuation methodology, considering the likelihood of occurrence. The initial fair value of the bifurcated embedded redemption derivative liability was recognized in the statement of operations. Subsequent changes in the fair value of the redemption feature are measured at each reporting period and recognized in the statement of operations.

As of December 31, 2024, the total outstanding principal balance is $500,000, net of debt discount of $2,843.

25% OID Promissory Note

On June 28, 2024, the Company’s subsidiaries 1847 Cabinet, High Mountain, Innovative Cabinets and Kyle’s (the “Borrowers”) issued an 25% OID promissory note in the principal amount of up to $2,472,000, to be advanced in one or more tranches, to Breadcrumbs Capital LLC (“Breadcrumbs”).

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

In connection with the issuance of the note, the Company entered into a memorandum of understanding with the Breadcrumbs, pursuant to which upon the closing of each tranche under the note the Company agreed to issue to Breadcrumbs series D senior convertible preferred shares with a stated value equal to the principal amount of each such tranche (see Note 17 for further details).

The Company evaluated whether the promissory note contains embedded features that qualify as derivatives pursuant to ASC Topic 815. The Company determined that the note’s embedded features, specifically that should the Company default on the note, the note holder will receive a default penalty of 35% constitute a deemed redemption feature as a result of the substantial premium received by the note holder in the event of default. The Company concluded that the redemption feature requires bifurcation from the note and subsequent accounting in the same manner as a freestanding derivative.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

The fair value of the embedded redemption derivative liability was calculated using a Probability Weighted Expected Return valuation methodology, considering the likelihood of occurrence. Subsequent changes in the fair value of the redemption feature are measured each reporting period and recognized in the statement of operations. The OID and issuance costs for the note, along with the allocated fair value of both the series D senior convertible preferred shares and the bifurcated embedded redemption derivative liability, were collectively recorded as a debt discount. The debt discount is amortized to interest expense over the term of the note using the effective interest method.

Upon maturity, an event of default occurred, resulting in a $377,370 increase to the principal balance. As a result, the Company recognized a loss on extinguishment of debt of $377,370. Consequently, the corresponding derivative liability was extinguished.

As of December 31, 2024, the total outstanding principal balance is $1,455,600, with an accrued interest balance of $119,905.

CMD Seller Promissory Note

As part of the consideration paid in the acquisition of CMD (see Note 5), on December 16, 2024, 1847 CMD issued the seller a promissory note in the principal amount of $1,050,000. The note is due and payable on February 16, 2025, and does not bear interest; provided that upon a default, as described in the note, interest shall accrue at a rate of fifteen percent (15%) per annum until such default is cured.

As of December 31, 2024, the total outstanding principal balance is $1,050,000.

Vehicle Loans

The Company has financed purchases of vehicles with notes payable, which are secured by the vehicles purchased. These notes have four to five year terms and interest rates ranging from 1.99% to 6.54%. As of December 31, 2024, the total outstanding balance is $53,424.

NOTE 15—CONVERTIBLE NOTES PAYABLE

Convertible notes payable as of December 31, 2024 and 2023 consisted of the following:

	December 31, 2024	December 31, 2023
Secured convertible promissory notes	$23,074,286	$24,860,000
6% subordinated convertible promissory notes	-	1,260,173
Private placements of convertible promissory notes	-	1,222,408
Total convertible notes payable	23,074,286	27,342,581
Less: debt discounts	(985,137)	(1,872,228)
Total convertible notes payable, net	$22,089,149	$25,470,353

Current portion of convertible notes payable, net	$22,089,149	$2,418,275
Convertible notes payable, net of current portion	$-	$23,052,078

Estimated future minimum principal payments of convertible notes payable for the next five years consists of the following as of December 31, 2024:

Year Ending December 31,	Amount
2025	$23,074,286
Total payments	$23,074,286

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Secured Convertible Promissory Notes

On October 8, 2021, the Company issued two secured convertible promissory notes in the principal amount of $16,900,000 and $7,860,000 to SILAC Insurance Company (“SILAC”) and a secured convertible promissory note in the principal amount of $100,000 to Leonite Capital LLC (“Leonite”). Thereafter, (i) on September 1, 2023, SILAC entered into a securities purchase agreement with Altimir Partners LP (“Altimir”), pursuant to which Altimir agreed to purchase the secured convertible promissory note in the principal amount of $16,900,000, $765,306 of which was then acquired by Leonite, and (ii) on December 1, 2023, SILAC entered into a securities purchase agreement with Beaman Special Opportunities Partners, LP (“Beaman”), pursuant to which Beaman purchased that the secured convertible promissory note in the principal amount of $7,860,000. In connection with the sale of High Mountain, $5,815,768 of the purchase price was paid to Altimir and $2,819,711 of the purchase price was paid to Beaman. A total of $7,000,000 of these funds were held by Altimir and Beauman in a reserve account for the Company’s use in connection with the CMD acquisition.

The notes accrued interest at a rate per annum equal to the greater of (i) 4.75% plus the U.S. Prime Rate that appears in The Wall Street Journal from time to time or (ii) 8%; provided that, upon an event of default (as defined in the note agreement), such rate shall increase to 24% or the maximum legal rate. Payments of interest only, computed at such rate on the outstanding principal amount, will be due and payable quarterly in arrears commencing on January 1, 2022 and continuing on the first day of each calendar quarter thereafter through and including the maturity date, October 8, 2026.

The holders of the notes may, in their sole discretion, elect to convert any outstanding and unpaid principal portion of the notes, and any accrued but unpaid interest on such portion, into common shares at an adjusted conversion price equal to $0.27 per share (subject to adjustments as defined in the note agreement); provided that the notes contain certain beneficial ownership limitations.

The note purchase agreement and the notes contain customary representations, warranties, affirmative and negative financial and other covenants and events of default for loans of this type. The notes are guaranteed by certain subsidiaries and are secured by a first priority security interest in all of the assets of the Company and certain subsidiaries.

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

As of December 31, 2024, the total outstanding principal balance is $23,074,286, net of debt discounts of $985,137, with an accrued interest balance of $1,535,306.

6% Subordinated Convertible Promissory Notes

On October 8, 2021, 1847 Cabinet issued 6% subordinated convertible promissory notes in the aggregate principal amount of $5,880,345 to Steven J. Parkey and Jose D. Garcia-Rendon, the sellers of High Mountain and Innovative Cabinets.

The notes accrued interest at a rate of six percent (6%) per annum and were due and payable on October 8, 2024; provided that upon an event of default (as defined in the note agreement), such interest rate shall increase to ten percent (10%) per annum. 1847 Cabinet may prepay the notes in whole or in part, without penalty or premium, upon ten (10) business days prior written notice to the holders of the notes.

On October 8, 2021, the Company entered into an exchange agreement with the holders, pursuant to which the Company granted them the right to exchange all of the principal amount and accrued but unpaid interest under the notes or any portion thereof for a number of common shares to be determined by dividing the amount to be converted by an exchange price equal to the higher of (i) the 30-day volume weighted average price for the common shares on the primary national securities exchange or over-the-counter market on which the common shares are traded over the thirty (30) trading days immediately prior to the applicable exchange date or (ii) $195,000 (subject to adjustments as defined in the note agreement).

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

The notes contain customary events of default, including in the event of a default under the secured convertible promissory notes described above. The rights of the holders to receive payments under the notes are subordinated to the rights of the purchasers under secured convertible promissory notes described above.

In connection with the sale of High Mountain, $3,207,058 of the purchase price was used to repay the remaining principal and accrued interest of the notes in full.

Private Placements of Convertible Promissory Notes

On February 3, 2023, the Company entered into securities purchase agreements with two accredited investors, Mast Hill and Leonite Fund I, LP (“Leonite Fund”), pursuant to which the Company issued to such investors (i) promissory notes in the aggregate principal amount of $604,000 and (ii) five-year warrants for the purchase of an aggregate of 7 common shares. As additional consideration, the Company issued an aggregate of 7 common shares to the investors as a commitment fee. Additionally, the Company issued a five-year warrant to J.H. Darbie & Co (the broker) for the purchase of 1 common share (see Note 18 for further details on the warrants and common share issuances).

On February 9, 2023, the Company entered into securities purchase agreements with two accredited investors, Mast Hill and Leonite Fund, pursuant to which the Company issued to such investors (i) promissory notes in the aggregate principal amount of $2,557,575 and (ii) five-year warrants for the purchase of an aggregate of 28 common shares for total cash proceeds of $2,271,818. As additional consideration, the Company issued 15 common shares to Mast Hill and issued Leonite Fund a five-year warrant for the purchase of 16 common shares, which were issued as a commitment fee. Additionally, the Company issued a five-year warrant to J.H. Darbie & Co (the broker) for the purchase of 1 common share (see Note 18 for further details on the warrants and common share issuances).

On February 22, 2023, the Company entered into securities purchase agreement with one accredited investor, Mast Hill, pursuant to which the Company issued to such investor (i) a promissory note in the principal amount of $878,000 and (ii) five-year warrants for the purchase of an aggregate of 15 common for total cash proceeds of $737,700. As additional consideration, the Company issued a five-year warrant for the purchase of 11 common shares to the investor as a commitment fee. Additionally, the Company issued a five-year warrant to J.H. Darbie & Co (the broker) for the purchase of 1 common share (see Note 18 for further details on the warrants).

These notes accrued interest at a rate of 12% per annum and mature on the first anniversary of the date of issuance; provided that any principal amount or interest which is not paid when due shall bear interest at a rate of the lesser of 16% per annum or the maximum amount permitted by law from the due date thereof until the same is paid. The notes require monthly payments of principal and interest commencing in May 2023. The notes are unsecured and have priority over all other unsecured indebtedness. The notes contain customary affirmative and negative covenants and events of default for a loan of this type.

The notes become convertible into common shares at the option of the holders at any time on or following the date that an event of default (as defined in the note agreement) occurs under the notes at an initial conversion price equal the lower of (i) $81,900 per share (subject to adjustments as defined in the note agreement) and (ii) 80% of the lowest volume weighted average price of the common shares on any trading day during the five (5) trading days prior to the conversion date; provided that such conversion price shall not be less than $585 per share.

The Company evaluated the embedded features within these promissory notes in accordance with ASC Topic 480 and ASC Topic 815. The Company determined that the embedded features, specifically (i) the default penalty of 15% on outstanding principal and accrued interest, and (ii) the conversion option into common shares at the lower of $81,900 or 80% of the lowest VWAP in the five days preceding conversion, subject to an initial $585 floor price, constitute derivative liabilities. These features, arising from default provisions, including the contingent default penalty (deemed redemption) and the contingent conversion feature, meet the definition of a derivative and do not qualify for derivative accounting exemptions. Consequently, these embedded features were bifurcated from the debt host as a single derivative liability.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

The initial fair value of the derivative liabilities was determined using a Monte Carlo Simulation valuation model, considering various potential outcomes and scenarios. The model used the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 160.45%; (iii) risk-free interest rate of 4.68%; (iv) maximum term of one year; (v) estimated fair value of the common shares of $37,635 per share; and (vi) various probability assumptions. Subsequent changes in fair value are recognized in the statement of operations for each reporting period. The issuance costs for the promissory note, along with the allocated fair values of both the warrants and the bifurcated embedded derivative liability, were collectively treated as a debt discount. The debt discount is amortized to interest expense over the term of the promissory notes using the effective interest method.

In August 2023, the Company received notices of default from Mast Hill and Leonite Fund for failure to make certain payments when due. Mast Hill and Leonite Fund agreed in writing that they would not require any payments in cash for the over-due amounts or accelerate the payments due under the notes for a period of 60 days. Since an event of default occurred, Mast Hill and Leonite Fund have the right to convert the notes, including the over-due amounts, penalties and fees, into common shares at their election.

On August 31, 2023, the parties entered into amendments to the notes, pursuant to which the parties agreed to extend the maturity date of these remaining notes to August 31, 2024 and the Company agreed to make monthly payments commencing on September 30, 2023, as further described in the amendments. Mast Hill and Leonite Fund also agreed not to convert any portion of the remaining notes as long as the Company makes these payments on time or receives approval from the Company to do so. As additional consideration for the amendments, the Company agreed to pay Mast Hill and Leonite Fund an amendment fee equal to 10% of the principal amounts of the remaining notes.

During the year ended December 31, 2024, the outstanding balance of these notes were settled in full (through both conversions to common shares and cash repayments).

NOTE 16—RELATED PARTIES

Related Party Note

Related party note payable as of December 31, 2024 and 2023 consisted of the following:

	December 31, 2024	December 31, 2023
Related party promissory note	$578,290	$578,290

Current portion of related party note payable	$578,290	$578,290
Related party note payable, net of current portion	$-	$-

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

As of December 31, 2024, the outstanding principal balance is $578,290, with an accrued interest balance of $71,312.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Management Services Agreements

On April 15, 2013, the Company and the Manager entered into a management services agreement, pursuant to which the Company is required to pay the Manager a quarterly management fee equal to 0.5% of its adjusted net assets for services performed (the “Parent Management Fee”). The amount of the Parent Management Fee with respect to any fiscal quarter is (i) reduced by the aggregate amount of any management fees received by the Manager under any offsetting management services agreements with respect to such fiscal quarter, (ii) reduced (or increased) by the amount of any over-paid (or under-paid) Parent Management Fees received by (or owed to) the Manager as of the end of such fiscal quarter, and (iii) increased by the amount of any outstanding accrued and unpaid Parent Management Fees. The Company expensed $0 in Parent Management Fees for the years ended December 31, 2024 and 2023.

On May 28, 2020, 1847 Asien entered into an offsetting management services agreement with the Manager. Pursuant to the management services agreement, the Manager will provide certain services to 1847 Asien in exchange for a quarterly management fee. This fee will be the greater of $75,000 or 2% of adjusted net assets (as defined within the management services agreement). Following the assignment of all of the assets of Asien’s on February 26, 2024, the Manager ceased to provide services to 1847 Asien for quarterly management fees. 1847 Asien expensed management fees of $50,000 and $300,000 for the years ended December 31, 2024 and 2023, respectively, which is included in discontinued operations (refer to Note 4 for further details).

On August 21, 2020, 1847 Cabinet entered into an offsetting management services agreement with the Manager, which was amended on October 8, 2021. Pursuant to the amended management services agreement, the Manager will provide certain services to 1847 Cabinet in exchange for a quarterly management fee. This fee will be the greater of $125,000 or 2% of adjusted net assets (as defined within the amended management services agreement). 1847 Cabinet expensed management fees of $375,000 and $500,000 for the years ended December 31, 2024 and 2023, respectively. For the years ended December 31, 2024 and 2023, $125,000 was included in discontinued operations as a result of the sale of High Mountain (refer to Note 4 for further details).

On March 30, 2021, 1847 Wolo entered into an offsetting management services agreement with the Manager. Pursuant to the management services agreement, the Manager will provide certain services to 1847 Wolo in exchange for a quarterly management fee. This fee will be the greater of $75,000 or 2% of adjusted net assets (as defined within the management services agreement). 1847 Wolo expensed management fees of $300,000 for the years ended December 31, 2024 and 2023.

On February 9, 2023, 1847 ICU entered into an offsetting management services agreement with the Manager. Pursuant to the management services agreement, the Manager will provide certain services to 1847 ICU in exchange for a quarterly management fee. This fee will be the greater of $75,000 or 2% of adjusted net assets (as defined within the management services agreement). Following the sale of all of the assets of ICU Eyewear on August 5, 2024, the Manager ceased to provide services to 1847 ICU for quarterly management fees. 1847 ICU expensed management fees of $175,000 and $225,000 for the years ended December 31, 2024 and 2023, respectively, which is included in discontinued operations (refer to Note 4 for further details).

On December 16, 2024, 1847 CMD entered into an offsetting management services agreement with the Manager. Pursuant to the management services agreement, the Manager will provide certain services to 1847 CMD in exchange for a quarterly management fee. This fee will be the greater of $75,000 or 2% of adjusted net assets (as defined within the management services agreement).

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

In addition, under the Company’s operating agreement with the Manager, in the event of an acquisition of a target business or disposition of a subsidiary, the Manager will receive a transaction fee of 2% of the aggregate purchase price, which percentage decreases if the purchase exceeds $50 million.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

The profit allocation and transaction fees are included in management fees. On a consolidated basis, for the year ended December 31, 2024, the Company expensed total management fees from continued operations and discontinued operations of $2,267,000 and $350,000, respectively. For the year ended December 31, 2023, the Company expensed total management fees from continued operations and discontinued operations of $633,333 and $691,667, respectively.

Manager’s Profit Allocation and Transaction Fees

The Manager owns 100% of the allocation shares of the Company which represent the original equity interest in the Company. As a holder of the allocation shares, the Manager is entitled to receive a 20% profit allocation as a form of preferred distribution, pursuant to a profit allocation formula upon the occurrence of certain events. Generally, the distribution of the profit allocation is paid upon the occurrence of the sale of a material amount of capital stock or assets of one of the Company’s businesses, including if the Company distributes its equity ownership in a subsidiary to the Company’s shareholders in a spin-off or similar transaction (a “Sale Event”), or, at the option of the Manager, at the five-year anniversary date of the acquisition of one of the Company’s businesses (a “Holding Event”). The calculation of the profit allocation and the rights of the Manager, as the holder of the allocation shares, are governed by the operating agreement. The Company records distributions of the profit allocation to the holders upon occurrence of a Sale Event or Holding Event as dividends declared on allocation interests to shareholders’ equity when they are approved by the Company’s board of directors. In addition, under the Company’s operating agreement with the Manager, in the event of an acquisition of a target business or disposition of a subsidiary, the Manager will receive a transaction fee of 2% of the aggregate purchase price, which percentage decreases if the purchase exceeds $50 million.

During 2020, concurrent with the spin-off of a former subsidiary, the board of directors identified a need to adjust the distribution to the Manger, which resulted in the recognition of a $2 million distribution receivable from the Manager within shareholders’ deficit, with repayment anticipated upon the occurrence of the next qualified profit allocation distribution event (the “Distribution Receivable”).

On April 23, 2024, the Company and the Manager entered into a letter agreement regarding the timing of payment of the Distribution Receivable, pursuant to which the parties agreed to treat the Distribution Receivable as a $2,000,000 unqualified obligation of the Manager to be repaid as a credit against all future profit allocations resulting from both a Sale Event and a Holding Event payable to the Manager, all until the Distribution Receivable is fully paid, provided that, if the Distribution Receivable is not fully paid by the application of such credit or otherwise by the first to occur of (i) December 31, 2024 and (ii) the date of the sale of all or substantially all the assets (in a transaction of any form) or the liquidation, dissolution or winding up, voluntary or involuntary, of either party, then upon such date the unpaid balance shall be immediately due, payable and paid by the Manager.

On September 30, 2024, the Company sold High Mountain (see Note 4). The sale of High Mountain qualifies as a sale event under the operating agreement that entitles the Manager to receive a 20% profit allocation, or $875,000, in accordance with the profit allocation formula outlined in the operating agreement. Additionally, the Manager is entitled to receive a transaction fee of 2.0%, or $340,000. On December 16, 2024, the Company purchased CMD (see Note 5). The Manager is entitled to receive a transaction fee of 2.0%, or $377,000. The profit allocation and transaction fee were recorded as management fees.

During the year ended December 31, 2024, and the Distribution Receivable was settled in full.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

During the years ended December 31, 2024 and 2023, the Company expensed $87,106 under this related party lease.

NOTE 17—CONVERTIBLE PREFERRED SHARES

Series A Senior Convertible Preferred Shares

On September 30, 2020, the Company executed a share designation, which was amended on November 20, 2020, March 26, 2021, and September 29, 2021, to designate 4,450,460 of its shares as series A senior convertible preferred shares. The following is a description of the rights of the series A senior convertible preferred shares.

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

Dividend Rights. Holders of series A senior convertible preferred shares are entitled to dividends at a rate per annum of 29.0% of the stated value ($2.42 per share, subject to adjustment). Dividends shall accrue from day to day, whether or not declared, and shall be cumulative. Dividends shall be payable quarterly in arrears on each dividend payment date in cash or common shares at the Company’s discretion. Dividends payable in common shares shall be calculated based on a price equal to eighty percent (80%) of the VWAP during the five (5) trading days immediately prior to the applicable dividend payment date; provided, however, that if the common shares are not registered, and Rule 144 rulemaking referred to below is effective on the payment date, the dividends payable in common shares shall be calculated based upon the fixed price of $1.57 per share; provided further, that the Company may only elect to pay dividends in common shares based upon such fixed price if the VWAP for the five (5) trading days immediately prior to the applicable dividend payment date is $1.57 or higher.

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Conversion Rights. Each series A senior convertible preferred share, plus all accrued and unpaid dividends thereon, shall be convertible, at the option of the holder thereof, at any time and from time to time, into such number of fully paid and nonassessable common shares determined by dividing the stated value ($2.42 per share), plus the value of the accrued, but unpaid, dividends thereon, by an initial conversion price of $136,500 per share (subject to adjustment); provided that in no event shall the holder of any series A senior convertible preferred shares be entitled to convert any number of series A senior convertible preferred shares that upon conversion the sum of (i) the number of common shares beneficially owned by the holder and its affiliates and (ii) the number of common shares issuable upon the conversion of the series A senior convertible preferred shares with respect to which the determination of this proviso is being made, would result in beneficial ownership by the holder and its affiliates of more than 4.99% of the then outstanding common shares. This limitation may be waived (up to a maximum of 9.99%) by the holder and in its sole discretion, upon not less than sixty-one (61) days’ prior notice to the Company.

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

Notwithstanding the foregoing, the conversion price for purposes of the adjustments above shall not be adjusted to a number that is below $585 per share. In addition, if any legislation or rules are adopted whereby the holding period of securities for purposes of Rule 144 of the Securities Act of 1933, as amended, for convertible securities that convert at market-adjusted rates is increased resulting in a longer holding period for convertible securities like the series A senior convertible preferred shares and the unavailability at the time of conversion of Rule 144, the pricing provisions that are based upon the lowest VWAP of the previous ten (10) trading days immediately preceding the relevant adjustment date shall be removed unless the common shares issuable upon conversion are then registered under an effective registration statement.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Additional Equity Interest. On the third adjustment date set forth above, the Company was required to cause Kyle’s and Wolo to issue to the holders of series A senior convertible preferred shares, on a pro rata basis, a ten percent (10%) equity stake Kyle’s and/or Wolo. The holders of series A senior convertible preferred shares issued in connection with the financing to complete the acquisition of Kyle’s shall receive the equity stake in Kyle’s and the holders of series A senior convertible preferred shares issued in connection with the financing to complete the acquisition of Wolo shall receive the equity stake in Wolo. The Company was required to cause Kyle’s and Wolo to grant to the holders of the series A senior convertible preferred shares upon the issuance to them of such equity interest a right to receive an additional number of shares of common stock of Kyle’s or Wolo if Kyle’s or Wolo issues to any third-party equity securities at a price below the acquisition price (as defined below). Such additional number of shares of common stock of Kyle’s or Wolo to be issued in such instance shall be equal to a number of shares of common stock of Kyle’s or Wolo which, when added to the number of shares of common stock of Kyle’s or Wolo constituting the initial additional equity interest, would be equal to the total number of shares of common stock which would have been issued to a holder of series A senior convertible preferred shares if the price per share of common stock of Kyle’s or Wolo was equivalent to the price per equity security paid by such third-party in Kyle’s or Wolo. For purposes of this provision, “acquisition price” means the price per share of Kyle’s and Wolo that was paid by the Company upon the acquisition of Kyle’s and Wolo, respectively. On March 31, 2024, 1847 Wolo issued an aggregate of 1.23 shares of its common stock to the two remaining holders of series A senior convertible preferred shares. Since all shares issued in connection with the financing to complete the acquisition of Kyle’s were previously redeemed, no equity interest in Kyle’s was issued.

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

During the years ended December 31, 2024 and 2023, the Company accrued series A preferred share dividends of $144,435 and $347,157, respectively.

During the year ended December 31, 2024, the Company settled $130,968 of previously accrued dividends through the issuance of 625 common shares. During the year ended December 31, 2023, the Company settled $434,629 of previously accrued dividends through the issuance of 122 common shares.

During the year ended December 31, 2024, 181,212 shares of series A senior convertible preferred shares were converted into 2,437 common shares. During the year ended December 31, 2023, 1,367,273 shares of series A senior convertible preferred shares were converted into 835 common shares.

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

As of December 31, 2024 and 2023, the Company had 50,592 and 226,667 shares of series A senior convertible preferred shares issued and outstanding, respectively.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Conversion Rights. Each series B senior convertible preferred share, plus all accrued and unpaid dividends thereon, shall be convertible, at the option of the holder thereof, at any time and from time to time, into such number of fully paid and nonassessable common shares determined by dividing the stated value ($3.00 per share), plus the value of the accrued, but unpaid, dividends thereon, by an initial conversion price of $234,000 per share (subject to adjustments); provided that in no event shall the holder of any series B senior convertible preferred shares be entitled to convert any number of series B senior convertible preferred shares that upon conversion the sum of (i) the number of common shares beneficially owned by the holder and its affiliates and (ii) the number of common shares issuable upon the conversion of the series B senior convertible preferred shares with respect to which the determination of this proviso is being made, would result in beneficial ownership by the holder and its affiliates of more than 4.99% of the then outstanding common shares. This limitation may be waived (up to a maximum of 9.99%) by the holder and in its sole discretion, upon not less than sixty-one (61) days’ prior notice to the Company.

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

Notwithstanding the foregoing, the conversion price for purposes of the adjustments above shall not be adjusted to a number that is below $585 per share. In addition, if any legislation or rules are adopted whereby the holding period of securities for purposes of Rule 144 of the Securities Act of 1933, as amended, for convertible securities that convert at market-adjusted rates is increased resulting in a longer holding period for convertible securities like the series B senior convertible preferred shares and the unavailability at the time of conversion of Rule 144, the pricing provisions that are based upon the lowest VWAP of the previous ten (10) trading days immediately preceding the relevant adjustment date shall be removed unless the common shares issuable upon conversion are then registered under an effective registration statement.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

During the years ended December 31, 2024 and 2023, the Company accrued series B preferred share dividends of $2,509 and $165,810, respectively.

During the year ended December 31, 2024, the Company settled $13,299 of previously accrued dividends through the issuance of 51 common shares. During the year ended December 31, 2023, the Company settled $75,722 of previously accrued dividends through the issuance of 57 common shares.

During the year ended December 31, 2024, 91,567 shares of series B senior convertible preferred shares were converted into 1,523 common shares. During the year ended December 31, 2023, 373,332 shares of series B senior convertible preferred shares were converted into 459 common shares.

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

As of December 31, 2024 and 2023, the Company had 0 and 91,567 shares of series B senior convertible preferred shares issued and outstanding, respectively.

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

Redemption Rights. Not redeemable.

On August 22, 2024, the Company issued 83,603 series C senior convertible preferred shares to the Trust as settlement of the outstanding balance of the 6% amortizing promissory note in the amount of $831,027 (see Note 14).

During the year ended December 31, 2024, the Company accrued series C preferred share dividends of $18,003.

As of December 31, 2024 and 2023, the Company had 83,603 and 0 shares of series C senior convertible preferred shares issued and outstanding, respectively.

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

DECEMBER 31, 2024 AND 2023

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

Redemption Rights. Not redeemable.

On June 28, 2024, the Company issued 1,966,570 series D senior convertible preferred shares in connection with the closing of the first tranche under the OID promissory note of $666,667. On July 3, 2024, the Company issued 1,376,599 series D senior convertible preferred shares in connection with the closing of the second tranche under the OID promissory note of $466,667. On July 16, 2024, the Company issued 688,298 series D senior convertible preferred shares in connection with the closing of the third tranche under the OID promissory note of $233,333. On August 12, 2024, the Company issued 1,376,599 series D senior convertible preferred shares in connection with the closing of the fourth tranche under the OID promissory note of $466,667. On August 22, 2024, the Company issued 884,956 series D senior convertible preferred shares in connection with the closing of the fifth tranche under the OID promissory note of $300,000 (see Note 14).

A total of $600,100 of the net proceeds were allocated to the series D senior preferred shares on a relative fair value basis.

During the year ended December 31, 2024, the Company accrued series D preferred share dividends of $96,649.

As of December 31, 2024 and 2023, the Company had 6,293,022 and 0 shares of series D senior convertible preferred shares issued and outstanding, respectively.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

NOTE 18—SHAREHOLDERS’ DEFICIT

Allocation Shares

As of December 31, 2024 and 2023, the Company had authorized and outstanding 1,000 allocation shares. The allocation shares do not entitle the holder thereof to vote on any matter relating to the Company other than in connection with amendments to the Company’s operating agreement and in connection with certain other corporate transactions as specified in the operating agreement.

The allocation shares are held by the Manager, which is controlled by Mr. Roberts, the Company’s chief executive officer and a principal shareholder.

Common Shares

As of December 31, 2024 and 2023, the Company was authorized to issue 500,000,000 common shares and had 25,400,386 and 142,278 common shares issued and outstanding, respectively.

On February 9, 2024, the Company entered into a securities purchase agreement with certain purchasers and a placement agency agreement with Spartan, pursuant to which the Company agreed to issue and sell to such purchasers an aggregate of 9,364 common shares and prefunded warrants for the purchase of 16,280 common shares at an offering price of $195.00 per common share and $193.05 per prefunded warrant, pursuant to the Company’s effective registration statement on Form S-1 (File No. 333-276670). On February 14, 2024, the closing of this offering was completed. At closing, the purchasers prepaid the exercise price of the prefunded warrants in full. Therefore, the Company received total gross proceeds of $5 million. Pursuant to the placement agency agreement, Spartan received a cash transaction fee equal to 8% of the aggregate gross proceeds and reimbursement of certain out-of-pocket expenses. After deducting these and other related expenses, the Company received net proceeds of approximately $4.4 million.

On October 28, 2024, the Company entered into a securities purchase agreement with certain purchasers and a placement agency agreement with Spartan, as placement agent, relating to the Company’s public offering of units. Pursuant to the securities purchase agreement and the placement agency agreement, the Company agreed to issue and sell to the purchasers an aggregate of 587,301 units, at a purchase price of $18.90 per unit, for total gross proceeds of approximately $11.1 million, pursuant to the Company’s registration statement on Form S-1 (File No. 333-282201) under the Securities Act of 1933, as amended. The units are comprised of (i) 587,306 common shares, (ii) series A warrants to purchase 587,306 common shares at an exercise price of $28.50 per share and (iii) series B warrants to purchase 587,306 common shares at an exercise price of $37.80 per share. On October 30, 2024, the closing of the offering was completed. Pursuant to the placement agency agreement, Spartan received a cash transaction fee equal to 8% of the aggregate gross proceeds and reimbursement of certain out-of-pocket expenses. After deducting these and other related expenses, the Company received net proceeds of approximately $9.9 million.

On December 13, 2024, the Company entered into a securities purchase agreement with certain purchasers and a placement agreement with Spartan, as placement agent, pursuant to which the Company agreed to issue and sell to the purchasers an aggregate of 42,311,118 units, at a purchase price of $0.27 per unit, for total gross proceeds of approximately $11.42 million. The units are comprised of (i) 3,437,210 common shares and pre-funded warrants for the purchase of 38,873,908 common shares, (ii) series A warrants to purchase 42,311,118 common shares at an exercise price of $0.81 per share and (iii) series B warrants to purchase 42,311,118 common shares at an exercise price of $0.54 per share. On December 16, 2024, the closing of the Offering was completed. Pursuant to the placement agency agreement, Spartan received a cash transaction fee equal to 8% of the aggregate gross proceeds and reimbursement of certain out-of-pocket expenses. After deducting these and other related expenses, the Company received net proceeds of approximately $10.2 million.

During the year ended December 31, 2024, the Company issued an aggregate of 4,712,822 common shares with a fair value of $4,141,427 upon conversions of convertible promissory notes and accrued interest totaling $2,638,870 and extinguishment of derivative liabilities of $855,520.

During the year ended December 31, 2024, the Company issued an aggregate of 11,401 common shares with a fair value of $538,720 upon partial extinguishment of notes payable. As a result, the Company recognized a loss on extinguishment of debt of $317,145.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

During the year ended December 31, 2024, the Company issued an aggregate of 676 common shares to the holders of the series A and B senior convertible preferred shares in settlement of $144,267 of accrued dividends. Pursuant to the series A and B senior convertible preferred shares designations, dividends payable in common shares shall be calculated based on a price equal to eighty percent (80%) of the volume weighted-average price for the common shares on the Company’s principal trading market during the five (5) trading days immediately prior to the applicable dividend payment date.

During the year ended December 31, 2024, the Company issued an aggregate of 2,437 common shares upon the conversion of an aggregate of 181,212 series A senior convertible preferred shares.

During the year ended December 31, 2024, the Company issued an aggregate of 1,523 common shares upon the conversion of an aggregate of 91,567 series B senior convertible preferred shares.

During the year ended December 31, 2024, the Company issued an aggregate of 16,495,374 common shares upon the cashless exercise of other warrants, resulting in extinguishment of warrant liabilities of $16,526,400.

On July 3, 2023, the Company entered into a securities purchase agreement with certain purchasers and a placement agency agreement with Spartan, pursuant to which the Company agreed to issue and sell to such purchasers an aggregate of 198 common shares and prefunded warrants for the purchase of 283 common shares at an offering price of $3,900 per common share and $3,705 per pre-funded warrant, pursuant to the Company’s effective registration statement on Form S-1 (File No. 333-272057). On July 7, 2023, the closing of this offering was completed. At closing, the purchasers prepaid the exercise price of the prefunded warrants in full. Therefore, the Company received total gross proceeds of $1,869,000. Pursuant to the placement agency agreement, Spartan received a cash transaction fee equal to 8% of the aggregate gross proceeds and reimbursement of certain out-of-pocket expenses. After deducting these and other offering expenses, the Company received net proceeds of approximately $1,494,480.

On July 14, 2023, the Company entered into a securities purchase agreement with certain purchasers and a placement agency agreement with Spartan, which were amended pursuant to an amendatory agreement, dated July 18, 2023, among the Company, Spartan and such purchasers. Pursuant to the foregoing, on July 18, 2023, the Company issued and sold to such purchasers an aggregate of 206 common shares at a purchase price of $4,680 per share for total gross proceeds of $960,000, pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-269509). Spartan received a cash transaction fee equal to 8% of the aggregate gross proceeds and reimbursement of certain out-of-pocket expenses. After deducting these and other offering expenses, the Company received net proceeds of approximately $858,200.

During the year ended December 31, 2023, the Company issued an aggregate 179 common shares to the holders of the series A and B senior convertible preferred shares in settlement of $510,351 of accrued dividends. Pursuant to the series A and B senior convertible preferred shares designations, dividends payable in common shares shall be calculated based on a price equal to eighty percent (80%) of the volume weighted-average price for the common shares on the Company’s principal trading market during the five (5) trading days immediately prior to the applicable dividend payment date.

During the year ended December 31, 2023, the Company issued an aggregate of 23 common shares to two accredited investors as a commitment fee.

During the year ended December 31, 2023, the Company issued 26 common shares upon the exercise of warrants for cash proceeds of $5,064.

During the year ended December 31, 2023, the Company issued an aggregate of 427 common shares upon the cashless exercise of other warrants, resulting in extinguishment of warrant liabilities of $1,156,300.

During the year ended December 31, 2023, the Company issued an aggregate of 835 common shares upon the conversion of an aggregate of 1,367,273 series A senior convertible preferred shares.

During the year ended December 31, 2023, the Company issued an aggregate of 459 common shares upon the conversion of an aggregate of 373,332 series B senior convertible preferred shares.

During the year ended December 31, 2023, the Company issued an aggregate of 2,110 common shares upon the conversion of promissory notes and accrued interest.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Warrants

Warrants Issued in Public Equity Offering – February 2024

On February 14, 2024 (as described above), the Company closed on a securities purchase agreement with certain purchasers and a placement agency agreement with Spartan, pursuant to which the Company agreed to issue to such purchasers prefunded warrants for the purchase of 16,280 common shares at an exercise price of $1.95 per common share.

The Company evaluated the prefunded warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the prefunded warrants and applicable authoritative guidance from ASC Topic 480 and ASC Topic 815-40. The Company determined the prefunded warrants failed the indexation guidance under ASC Topic 815-40, specifically, the prefunded warrants provide for a Black-Scholes value calculation in the event of certain transactions (“Fundamental Transactions”), which includes a floor on volatility utilized in the value calculation at 100% or greater. The Company has determined that this provision introduces leverage to the holders of the warrants that could result in a value that would be greater than the settlement amount of a fixed-for-fixed option on the Company’s own equity shares. Accordingly, pursuant to ASC Topic 815-40, the Company recorded the fair value of the warrants as a liability upon issuance and marked to market each reporting period in the Company’s consolidated statement of operations until their exercise or expiration.

The initial fair value of the warrants deemed to be a liability, due to certain contingent put features, was determined using the Black-Scholes option pricing model, which was deemed to be an appropriate model due to the terms of the warrants issued, including a fixed term and exercise price. The assumptions used in the model were as follows: (i) dividend yield of 0%; (ii) expected volatility of 149.05%; (iii) risk-free interest rate of 4.86%; (iv) expected life of one year; (v) estimated fair value of the common shares of $380.25 per share; (vi) exercise price of $1.95.

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

The Company evaluated the warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants and applicable authoritative guidance from ASC Topic 480 and ASC Topic 815-40. The Company determined the warrants issued failed the indexation guidance under ASC Topic 815-40, specifically, the warrants provide for a Black-Scholes value calculation in the event of certain Fundamental Transactions, which includes a floor on volatility utilized in the value calculation at 100% or greater. The Company has determined that this provision introduces leverage to the holders of the warrants that could result in a value that would be greater than the settlement amount of a fixed-for-fixed option on the Company’s own equity shares. Accordingly, pursuant to ASC Topic 815-40, the Company recorded the fair value of the warrants as a liability upon issuance and marked to market each reporting period in the Company’s consolidated statement of operations until their exercise or expiration. The warrants issued to the placement agent were classified as equity.

The initial fair value of the warrants deemed to be a liability, due to certain contingent put features, was determined using the Black-Scholes option pricing model, which was deemed to be an appropriate model due to the terms of the warrants issued, including a fixed term and exercise price. The assumptions used in the model were as follows: (i) dividend yield of 0%; (ii) expected volatility of 160.8%; (iii) risk-free interest rate of 4.5%; (iv) expected life of 5.5 years; (v) estimated fair value of the common shares of $468 per share; (vi) exercise price of $524.55.

The remaining proceeds were allocated to the placement agent warrants and promissory note based on their relative fair value using the Black-Scholes option pricing model. The assumptions used in the model were as follows: (i) dividend yield of 0%; (ii) expected volatility of 160.8%; (iii) risk-free interest rate of 4.5%; (iv) expected life of 5.5 years; (v) estimated fair value of the common shares of $468 per share; (vi) exercise price of $577.05. The fair value of the placement agent warrants was $16,800, resulting in the amount allocated to the warrants, based on their relative fair value of $7,573, which was recorded as additional paid-in capital.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Warrants Issued in Public Equity Offering – October 2024

On October 30, 2024 (as described above), the Company closed on a securities purchase agreement with certain purchasers and a placement agency agreement with Spartan, pursuant to which the Company agreed to issue to such purchasers series A warrants to purchase 587,306 common shares and series B warrants to purchase 587,306 common shares.

The series A warrants are exercisable at any time at an exercise price of $28.50 per share and will expire five years from the date of issuance. The series B warrants are exercisable at any time at an exercise price of $37.80 per share and will expire five years from the date of issuance. Under an alternate cashless exercise option contained in the series A warrants, the holders of the series A warrants will have the right to receive an aggregate number of shares equal to the product of (i) the aggregate number of common shares that would be issuable upon a cash exercise of the series A warrants and (ii) 2.0. In addition, the series A and B warrants contain a reset of the exercise price to a price equal to the lesser of (i) the then exercise price and (ii) lowest volume weighted-average price for the five trading days immediately preceding and immediately following the date the Company effects a reverse share split in the future with a proportionate adjustment to the number of shares underlying the series A warrants and the series B warrants, subject to a floor price of $1.50. Finally, with certain exceptions, the series B warrants provide for an adjustment to the exercise price and number of shares underlying such the series B warrants upon the Company’s issuance of common shares or common share equivalents at a price per share that is less than the exercise price of the series B warrants (down round feature), subject to a floor price of $1.50.

The Company evaluated the warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants and applicable authoritative guidance from ASC Topic 480 and ASC Topic 815-40. The Company determined the warrants embedded features issued failed the indexation guidance under ASC Topic 815-40, specifically, (i) an alternative cashless exercise option for the series A warrants, and (ii) a reset provision of the exercise price following the date the Company effects a reverse share split, with a proportionate adjustment to the number of shares underlying the series A and series B warrants, subject to a floor price of $1.50. The Company has determined that these provisions introduce leverage to the holders of the warrants that could result in a value that would be greater than the settlement amount of a fixed-for-fixed option on the Company’s own equity shares. Accordingly, pursuant to ASC Topic 815-40, the Company recorded the fair value of the warrants as a liability upon issuance and marked to market each reporting period in the Company’s consolidated statement of operations until their exercise or expiration.

The initial fair value of the warrant liabilities was determined using a Geometric Brownian Motion Stock Monte Carlo Simulation valuation model, considering various potential outcomes and scenarios. The model used the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 201.96%; (iii) risk-free interest rate of 4.05%; (iv) maximum term of five year; (v) estimated fair value of the series A warrants of $83.73 per share and an estimated fair value of the series B warrants of $29.75 per share; and (vi) various probability assumptions. Subsequent changes in fair value are recognized in the statement of operations for each reporting period.

Warrants Issued in Private Equity Offering – December 2024

On December 16, 2024 (as described above), the Company closed on a securities purchase agreement with certain purchasers and a placement agency agreement with Spartan, pursuant to which the Company agreed to issue to such purchasers (i) pre-funded warrants for the purchase of 38,873,908 common shares, (ii) series A warrants to purchase 42,311,118 common shares, and (iii) series B warrants to purchase 42,311,118 common shares.

The pre-funded warrants are exercisable at any time following shareholder approval until they are exercised in full at an exercise price of $0.01 per share, which has been pre-paid by the purchasers in full. The exercise price and number of common shares issuable upon exercise will adjust in the event of certain share dividends and distributions, share splits, share combinations, reclassifications or similar events affecting the common shares. The pre-funded warrants issued to the placement agent were classified as equity.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

The series A warrants are exercisable at any time following shareholder approval at an exercise price of $0.81 per share (subject to adjustment) and the series B warrants are exercisable at any time following shareholder approval at an exercise price of $0.54 (subject to adjustment). The series A and series B warrants will expire five years from the later of (a) the date that the Company obtains shareholder approval and (b) the earlier of the date that (i) the initial registration statement (as defined below) registering for resale the registerable securities (as defined below) has been declared effective or (ii) the date that the registerable securities can be sold, assigned or transferred without restriction or limitation pursuant to Rule 144 or Rule 144A promulgated under the Securities Act. The series A and B warrants may be exercised on a cashless basis if there is no effective registration statement with respect to the underlying common shares.

In addition, under an alternate cashless exercise option contained in the series A warrants, the holders of the series A warrants will have the right to receive an aggregate number of shares equal to the product of (i) the aggregate number of common shares that would be issuable upon a cash exercise of the series A warrants and (ii) 1.25. In addition, the series A and series B warrants contain the following resets of the exercise prices and number of shares underlying the series A and series B warrants:

●	Share Combination Event: Subject to shareholder approval, if at any time and from time to time on or after the issue date there occurs any share split, share dividend, share combination or reverse share split, recapitalization, or other similar transaction involving the common shares (each, a “Share Combination Event,” and such date thereof, and the lowest VWAP during the period commencing five (5) consecutive trading days immediately preceding and the five (5) consecutive trading days commencing on the Share Combination Event Date (the “Event Market Price”) (provided if the Share Combination Event is effective after the close of trading, then commencing on the next trading day, which period shall be the “Share Combination Adjustment Period”) is less than the exercise price then in effect, then at the close of trading on the last day of the Share Combination Adjustment Period, the exercise price then in effect on such fifth (5th) trading day shall be reduced (but in no event increased) to the Event Market Price, subject to the Floor Price (as defined below), and the number of common shares issuable upon exercise shall be increased such that the aggregate exercise price shall remain unchanged.

●	Registration Reset: On the reset date (as defined below), the exercise price shall be adjusted to equal the lower of (i) the exercise price then in effect and (ii) a price equal to the greater of (a) the lowest single day VWAP during the period commencing on the twentieth (20th) trading day immediately preceding the reset date and ending on the reset date and (b) the Floor Price. Upon such reset of the exercise price, the number of common shares issuable upon exercise shall be increased such that the aggregate exercise price shall remain unchanged. As used herein, “reset date” means the date following shareholder approval that is the earliest of the following dates, (i) the date on which for twenty (20) consecutive trading days all registrable securities have become and remained registered pursuant to an effective registration statement that is available for the resale of all registrable securities, provided, however, that if less than all registrable securities have become registered for resale on the date that a registration statement is declared effective, the holder with respect to itself only, shall have the right in its sole and absolute discretion to deem such condition satisfied, including with regard only to the registrable securities that have been so registered, (ii) the date on which the holder, for twenty (20) consecutive trading days, can sell all registrable securities pursuant to Rule 144 or (iii) twelve (12) months and twenty (20) trading days immediately following the issuance date of the series A and series B warrants.

●	Subsequent Equity Sales: Subject to shareholder approval, if at any time the Company issues, sells, enters into an agreement to sell, or grants any option to purchase, or sells, enters into an agreement to sell, or grants any right to reprice, or otherwise disposes of or issues (or announces any offer, sale, grant, or any option to purchase or other disposition), or is deemed to have issued or sold, any common shares or any securities of the Company or its subsidiaries which would entitle the holder thereof to acquire at any time common shares, including, without limitation, any debt, preferred shares, right, option, warrant or other instrument that is at any time convertible into or exercisable or exchangeable for, or otherwise entitles the holder thereof to receive, common shares, for a consideration per share (the “New Issuance Price”) less than a price equal to the exercise price in effect immediately prior to such issuance or sale or deemed issuance or sale, then simultaneously with the consummation (or, if earlier, the announcement) of such issuance, the exercise price then in effect shall be reduced to an amount equal to the lower of (i) the New Issuance Price and (ii) the lowest VWAP during the five (5) consecutive trading days immediately following the issuance, subject to the floor price, and the number of common shares issuable upon exercise shall be increased such that the aggregate exercise price shall remain unchanged.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Notwithstanding the foregoing exercise price resets, in no event shall the exercises prices of the series A warrants and the series B warrants be reduced to a price that is less than the floor price of $0.054 (subject to shareholder approval). In addition, upon every Share Combination Event, the floor price shall be equal to 50% of the prior floor price, and shall subsequently continue to be so adjusted for every additional Share Combination Event.

The Company evaluated the series A and series B warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants and applicable authoritative guidance from ASC Topic 480 and ASC Topic 815-40. The Company determined the warrants embedded features issued failed the indexation guidance under ASC Topic 815-40, specifically, (i) an alternative cashless exercise option for the series A warrants (ii) a reset provision of the exercise price following the date the Company effects a reverse share split, with a proportionate adjustment to the number of shares underlying the series A and series B warrants, subject to a floor price that resets after each reverse share split, and (iii) a reset provision of the exercise price following the registration reset date, with a proportionate adjustment to the number of shares underlying the series A and series B warrants, subject to a floor price of $0.054. The Company has determined that these provisions introduce leverage to the holders of the warrants that could result in a value that would be greater than the settlement amount of a fixed-for-fixed option on the Company’s own equity shares. Accordingly, pursuant to ASC Topic 815-40, the Company recorded the fair value of the warrants as a liability upon issuance and marked to market each reporting period in the Company’s consolidated statement of operations until their exercise or expiration.

The initial fair value of the warrant liabilities was determined using a Geometric Brownian Motion Stock Monte Carlo Simulation valuation model, considering various potential outcomes and scenarios. The model used the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 196.59%; (iii) risk-free interest rate of 4.16%; (iv) maximum term of five year; (v) estimated fair value of the series A warrants of $1.22 per share and an estimated fair value of the series B warrants of $0.65 per share; and (vi) various probability assumptions. Subsequent changes in fair value are recognized in the statement of operations for each reporting period.

Warrant Dividend Issued to Common Shareholders

On January 3, 2023, the Company issued warrants for the purchase of 21 common shares as a dividend to common shareholders of record as of December 23, 2022, pursuant to a warrant agent agreement, dated January 3, 2023, with VStock Transfer, LLC. Each holder of common shares received a warrant to purchase one (1) common share for every ten (10) common shares owned as of the record date (with the number of shares underlying the warrant received rounded down to the nearest whole number). Each warrant represents the right to purchase common shares at an initial exercise price of $81,900 per share (subject to certain adjustments as set forth in the warrants). The Company may, at its option, voluntarily reduce the then-current exercise price to such amount and for such period or periods of time which may be through the expiration date as may be deemed appropriate by the board of directors. Cashless exercises of the warrants are not permitted. The warrants will generally be exercisable in whole or in part beginning on the later of (i) January 3, 2024 or (ii) the date that a registration statement on Form S-3 with respect to the issuance and registration of the common shares underlying the warrants has been filed with and declared effective by the Securities and Exchange Commission, and thereafter until January 3, 2026. The Company may redeem the warrants at any time in whole or in part at $0.001 per warrant (subject to equitable adjustment to reflect share splits, share dividends, share combinations, recapitalizations and like occurrences) upon not less than 30 days’ prior written notice to the registered holders of the warrants. As a result of the issuance of warrants as a dividend to common shareholders, the Company recognized a deemed dividend of approximately $0.6 million, which was calculated using a Black-Scholes pricing model.

Warrants Issued in Private Placements of Promissory Notes

On February 3, 2023, the Company entered into securities purchase agreements with two accredited investors, Mast Hill and Leonite Fund, pursuant to which the Company issued to such investors (i) promissory notes in the aggregate principal amount of $604,000 and (ii) five-year warrants for the purchase of an aggregate of 7 common shares at an adjusted exercise price of $537.60 per share (subject to adjustments as defined in the warrant agreement) for total cash proceeds of $540,000. Additionally, the Company issued a five-year warrant to J.H. Darbie & Co (the broker) for the purchase of 1 common shares at an adjusted exercise price of $537.60 per share (subject to adjustments as defined in the warrant agreement). The exercise prices of the outstanding foregoing warrants were adjusted on multiple occasions due to the antidilution provisions (down round feature) in the warrants described below.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Accordingly, a portion of the proceeds were allocated to the warrants and common shares based on their relative fair value using the Geometric Brownian Motion Stock Path Monte Carlo Simulation. The assumptions used in the model were as follows: (i) dividend yield of 0%; (ii) expected volatility of 162.3%; (iii) weighted average risk-free interest rate of 4.1%; (iv) expected life of five years; (v) estimated fair value of the common shares of $37,635 per share; (vi) exercise price ranging from $81,900 to $102,375; and (vii) various probability assumptions related to down round price adjustments. The fair value of the warrants was $222,129 and the fair value of the commitment shares was $242,858, resulting in the amount allocated to the warrants and commitment shares, based on their relative fair value of $218,172, which was recorded as additional paid-in capital.

On February 9, 2023, the Company entered into securities purchase agreements with two accredited investors, Mast Hill and Leonite Fund, pursuant to which the Company issued to such investors (i) promissory notes in the aggregate principal amount of $2,557,575 and (ii) five-year warrants for the purchase of an aggregate of 28 common shares at an adjusted exercise price of $537.60 per share (subject to adjustments as defined in the warrant agreement) for total cash proceeds of $2,271,818. As additional consideration, the Company issued Leonite Fund a five-year warrant for the purchase of 13 common shares at an exercise price of $195 per share (subject to adjustments as defined in the warrant agreement), which were issued as a commitment fee. Additionally, the Company issued a five-year warrant to J.H. Darbie & Co (the broker) for the purchase of 1 common shares at an adjusted exercise price of $537.60 per share (subject to adjustments as defined in the warrant agreement). The exercise prices of the outstanding foregoing warrants were adjusted on multiple occasions due to the antidilution provisions (down round feature) in the warrants described below.

Accordingly, a portion of the proceeds were allocated to the warrants and common shares based on their relative fair value using the Geometric Brownian Motion Stock Path Monte Carlo Simulation. The assumptions used in the model were as follows: (i) dividend yield of 0%; (ii) expected volatility of 162.0%; (iii) weighted average risk-free interest rate of 4.3%; (iv) expected life of five years; (v) estimated fair value of the common shares of $35,100 per share; (vi) exercise price ranging from $195 to $102,375; and (vii) various probability assumptions related to down round price adjustments. The fair value of the warrants was $1,323,774 and the fair value of the commitment shares was $521,590, resulting in the amount allocated to the warrants and commitment shares, based on their relative fair value of $879,829, which was recorded as additional paid-in capital.

On February 22, 2023, the Company entered into securities purchase agreement with one accredited investor, Mast Hill, pursuant to which the Company issued to such investor (i) a promissory note in the principal amount of $878,000 and (ii) five-year warrants for the purchase of an aggregate of 10 common shares at an adjusted exercise price of $537.60 per share (subject to adjustments as defined in the warrant agreement) for total cash proceeds of $737,700. As additional consideration, the Company issued a five-year warrant for the purchase of 11 common shares at an exercise price of $195 per share (subject to adjustments as defined in the warrant agreement) to the investor as a commitment fee. Additionally, the Company issued a five-year warrant to J.H. Darbie & Co (the broker) for the purchase of 1 common share at an adjusted exercise price of $537.60 per share (subject to adjustments as defined in the warrant agreement). The exercise prices of the outstanding foregoing warrants were adjusted on multiple occasions due to the antidilution provisions (down round feature) in the warrants described below.

Accordingly, a portion of the proceeds were allocated to the warrants based on their relative fair value using the Geometric Brownian Motion Stock Path Monte Carlo Simulation. The assumptions used in the model were as follows: (i) dividend yield of 0%; (ii) expected volatility of 161.6%; (iii) weighted average risk-free interest rate of 4.5%; (iv) expected life of five years; (v) estimated fair value of the common shares of $29,445 per share; (vi) exercise price ranging from $195 to $102,375; and (vii) various probability assumptions related to down round price adjustments. The fair value of the warrants was $556,485, resulting in the amount allocated to the warrants, based on their relative fair value of $261,945, which was recorded as additional paid-in capital.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

On August 11, 2023, the Company entered into a securities purchase agreement in a private placement transaction with certain accredited investors, pursuant to which the Company issued five-year warrants for the purchase of an aggregate of 216 common shares at an exercise price of $3,568.50 per share (subject to standard adjustments). Spartan acted as placement agent in connection with the securities purchase agreement and received warrants for the purchase of a number of common shares equal to eight percent (8%) of the number common shares issuable upon conversion of the notes and exercise of the warrants at an exercise price of $3,925.35 per share (subject to standard adjustments), resulting in the issuance of a warrant for 445 common shares. The warrant is exercisable at any time six months after the date of issuance and until the fifth anniversary thereof.

Accordingly, a portion of the proceeds were allocated to the warrants based on their relative fair value using the Black-Scholes option pricing model. The assumptions used in the model were as follows: (i) dividend yield of 0%; (ii) expected volatility of 153.1%; (iii) risk-free interest rate of 4.3%; (iv) expected life of five years; (v) estimated fair value of the common shares of $3,611.40 per share; (vi) exercise price ranging from $3,568.50 to $3,925.35. The fair value of the warrants was $2,171,600, resulting in the amount allocated to the warrants, based on their relative fair value of $909,377, which was recorded as additional paid-in capital.

Warrants Issued in Public Equity Offering

On July 7, 2023, the Company closed on a securities purchase agreement with certain purchasers and a placement agency agreement with Spartan, pursuant to which the Company agreed to issue and sell to such purchasers prefunded warrants for the purchase of 283 common shares at an exercise price of $195 per common share.

The Company evaluated the prefunded warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the prefunded warrants and applicable authoritative guidance in ASC Topic 480 and ASC Topic 815-40. The Company determined the prefunded warrants issued failed the indexation guidance under ASC Topic 815-40, specifically, the prefunded warrants provide for a Black-Scholes value calculation in the event of certain Fundamental Transactions, which includes a floor on volatility utilized in the value calculation at 100% or greater. The Company has determined that this provision introduces leverage to the holders of the warrants that could result in a value that would be greater than the settlement amount of a fixed-for-fixed option on the Company’s own equity shares. Accordingly, pursuant to ASC Topic 815-40, the Company recorded the fair value of the warrants as a liability upon issuance and marked to market each reporting period in the Company’s consolidated statement of operations until their exercise or expiration.

The fair value of the warrants deemed to be a liability, due to certain contingent put features, was determined using the Black-Scholes option pricing model, which was deemed to be an appropriate model due to the terms of the warrants issued, including a fixed term and exercise price. The assumptions used in the model were as follows: (i) dividend yield of 0%; (ii) expected volatility of 157.8%; (iii) risk-free interest rate of 5.3%; (iv) expected life of 30 days; (v) estimated fair value of the common shares of $4,297.80 per share; (vi) exercise price of $195.

Exercise Price Adjustments to Warrants

As a result of the issuance of common shares in settlement of series A senior convertible preferred shares accrued dividends on January 30, 2023, the exercise price of certain of the Company’s outstanding warrants was adjusted to $29,920.80 pursuant to certain antidilution provisions of such warrants (down round feature). As a result, the Company recognized a deemed dividend of $1,217,000, which was calculated using a Black-Scholes pricing model.

As a result of the issuance of common shares in settlement of series A senior convertible preferred shares accrued dividends on April 30, 2023, the exercise price of certain of the Company’s outstanding warrants was adjusted to $11,598.60 pursuant to certain antidilution provisions of such warrants (down round feature). As a result, the Company recognized a deemed dividend of $534,000, which was calculated using a Black-Scholes pricing model.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

As a result of the issuance of common shares in the offering on July 7, 2023, the exercise price of certain of the Company’s outstanding warrants was adjusted to $3,900 pursuant to certain antidilution provisions of such warrants (down round feature). As a result, the Company recognized a deemed dividend of $19,000, which was calculated using a Black-Scholes pricing model.

As a result of the issuance of common shares in settlement of series A senior convertible preferred shares and series B senior convertible preferred shares accrued dividends on July 30, 2023, the exercise price of certain of the Company’s outstanding warrants was adjusted to $3,174.60 pursuant to certain antidilution provisions of such warrants (down round feature). As a result, the Company recognized a deemed dividend of approximately $3,000, which was calculated using a Black-Scholes pricing model.

As a result of the issuance of common shares upon the conversion of promissory notes on August 30, 2023, the exercise price of certain of the Company’s outstanding warrants was adjusted to $1,544.40 pursuant to certain antidilution provisions of such warrants (down round feature). As a result, the Company recognized a deemed dividend of $6,000, which was calculated using a Black-Scholes pricing model.

As a result of the issuance of common shares in settlement of series A senior convertible preferred shares and series B senior convertible preferred shares accrued dividends on October 30, 2023, the exercise price of certain of the Company’s outstanding warrants was adjusted to $537.60 pursuant to certain antidilution provisions of such warrants (down round feature). As a result, the Company recognized a deemed dividend of approximately $1,000, which was calculated using a Black-Scholes pricing model.

As a result of the issuance of common shares in the offering on February 14, 2024, the exercise price of certain of the Company’s outstanding warrants was adjusted to $1.95 pursuant to certain antidilution provisions of such warrants (down round feature). As a result, the Company recognized a deemed dividend of $1,000, which was calculated using a Black- Scholes pricing model.

As a result of the reverse share split on November 11, 2024, the exercise price of the Company’s outstanding series A and B warrants from the October offering was adjusted to $1.50 and a proportionate adjustment to the number of shares underlying the series A and series B warrants was increased by 22,184,090 pursuant to certain antidilution provisions of such warrants (down round feature).

As a result of the issuance of common shares in the offering on December 16, 2024, the exercise price of certain of the Company’s outstanding warrants was adjusted to $0.27 pursuant to certain antidilution provisions of such warrants (down round feature).

Below is a table summarizing the changes in warrants outstanding during the years ended December 31, 2024 and 2023:

	Warrants	Weighted- Average Exercise Price
Outstanding as of December 31, 2022	168	$80,726.10
Granted	1,025	7,722.00
Exercised	(487)	(3,398.85)
Outstanding as of December 31, 2023	706	6,597.35
Granted(1)	146,871,642	0.63
Exercised	(8,233,183)	(1.50)
Outstanding as of December 31, 2024	138,639,165	$0.61
Exercisable as of December 31, 2024	15,143,021	$1.82

(1)	Includes the issuance of warrants for the purchase of 124,687,552 common shares and an increase of 22,184,090 common shares underlying warrants pursuant to the adjustments described above.

As of December 31, 2024, the outstanding warrants have a weighted average remaining contractual life of 4.01 years and a total intrinsic value of $9,477,459.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

NOTE 19—INCOME TAXES

As of December 31, 2024, the Company has net operating loss carry forwards of approximately $2.56 million that may be available to reduce future years’ taxable income indefinitely. Future tax benefits which may arise as a result of these losses have not been recognized in these condensed consolidated financial statements, as their realization is determined not likely to occur. Accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. For the year ending December 31, 2024, the Company reflects a deferred tax liability in the amount of $3.65 million due to the future tax liability from an asset with an indefinite life known as a “naked credit.” The future tax liability from this indefinite lived asset can be offset by up to 80% of net operating loss carryforwards created after 2017. The remaining portion of the future tax liability from indefinite lived assets cannot be used to offset definite lived deferred tax assets.

The components for the provision of income taxes include:

	December 31, 2024	December 31, 2023
Current Federal and State	$65,000	$(2,000)
Deferred Federal and State	(767,000)	(207,000)
Total (benefit) provision for income taxes	$(702,000)	$(209,000)

A reconciliation of the statutory US Federal income tax rate to the Company’s effective income tax rate is as follows:

	December 31, 2024	December 31, 2023
Federal tax	21.0%	21.0%
State tax	0.1%	1.0%
Permanent items	-%	(5.8)%
Valuation allowance	(0.2)%	(9.3)%
Nontaxable partnership income	(20.2)%	(6.0)%
Effective income tax rate	0.7%	0.9%

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Deferred income taxes reflect the net tax effect of temporary differences between amounts recorded for financial reporting purposes and amounts used for tax purposes. The Company has a net cumulative deferred tax liability of $3,650,000. The major components of deferred tax assets and liabilities are as follows:

	December 31, 2024	December 31, 2023
Deferred tax assets
Inventory obsolescence	$105,000	$79,000
Sales return reserve	27,000	27,000
Business interest limitation	2,169,000	2,169,000
Lease liabilities	448,000	224,000
Accrued expenses	220,000	14,000
Loss carryforward	596,000	266,000
Valuation allowance	(2,661,000)	(2,186,000)
Total deferred tax assets	$904,000	$593,000

Deferred tax liabilities
Fixed assets	$(180,000)	$(231,000)
Construction contracts	(305,000)	-
Right-of-use assets	(435,000)	(212,000)
Intangibles	(2,701,000)	(559,000)
Receivables	(933,000)	-
Total deferred tax liabilities	$(4,554,000)	$(1,002,000)

Total net deferred income tax liabilities	$(3,650,000)	$(409,000)

NOTE 20—SUBSEQUENT EVENTS

Amendment to Operating Agreement

On March 11, 2025, the Manager entered into Amendment No. 4 to the Second Amended and Restated Operating Agreement of the Company to increase the number of common shares that the Company is authorized to issue from 500 million shares to 2 billion shares.

Amendment to Equity Incentive Plan

On March 11, 2025, the 1847 Holdings LLC 2023 Equity Incentive Plan, as previously amended (the “Plan”), was amended pursuant to Amendment No. 3 to 1847 Holdings LLC 2023 Equity Incentive Plan to increase the number of common shares reserved under the Plan to 5 million shares.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Warrant Exchange

As described above, on October 30, 2024, the Company issued series A warrants to certain investors, most of which were exercised shortly after issuance. On March 11, 2025, the exercise price of the remaining series A warrants was reduced to $0.81 per share, with a corresponding increase in the number of series A warrants. Following this adjustment, the number of series A warrants outstanding was increased to 632,990, with each series A warrant exercisable for two common shares, or an aggregate of 1,265,980 common shares. Following the adjustment, a holder exercised 193,348 series A warrants for 386,696 common shares (the “Exercised Shares”). Accordingly, an aggregate of 439,642 series A warrants remained outstanding (the “Remaining Warrants”).

On March 25, 2025, the Company entered into cancellation and exchange agreements with the holders of the Remaining Warrants and the Exercised Shares, pursuant to which such holders agreed to exchange the Remaining Warrants and the Exercised Shares for an aggregate of 1,027 series F convertible preferred shares.

In connection with the cancellation and exchange agreements, on March 25, 2025, the Company executed a Share Designation to establish the terms of the series F convertible preferred shares (the “Share Designation”). Pursuant to the Share Designation, the Company designated 1,027 of its preferred shares as series F convertible preferred shares with a stated value of $1,000 per share. Following is a summary of the material terms of the series F convertible preferred shares:

Ranking. The series F convertible preferred shares rank, with respect to the payment of dividends and the distribution of assets upon liquidation, (i) senior to all common shares, allocation shares, series C preferred shares, series D preferred shares and each other class or series that is not expressly made senior to or on parity with the series F convertible preferred shares; (ii) on parity with each other class or series that is not expressly subordinated or made senior to the series F convertible preferred shares; and (iii) junior to the series A senior convertible preferred shares, all indebtedness and other liabilities with respect to assets available to satisfy claims against the Company and each other class or series that is expressly made senior to the series F convertible preferred shares.

Dividend Rights. Holders of series F convertible preferred shares are entitled to receive dividends, when, as and if declared on the common shares, pari passu with the holders of common shares, on an as-converted basis.

Liquidation Rights. Subject to the rights of creditors and the holders of any senior securities or parity securities (in each case, as defined in the Share Designation), upon any liquidation of the Company, before any payment or distribution of the assets of the Company (whether capital or surplus) shall be made to or set apart for the holders of junior securities (as defined in the Share Designation), each holder of outstanding series F convertible preferred shares shall be entitled to receive an amount of cash equal to 100% of the stated value ($1,000 per share). If, upon any liquidation, the assets, or proceeds thereof, distributable among the holders of the series F convertible preferred shares shall be insufficient to pay in full the preferential amount payable to the holders of the series F convertible preferred shares and liquidating payments on any other shares of any class or series of parity securities as to the distribution of assets on any liquidation, then such assets, or the proceeds thereof, shall be distributed among the holders of series F convertible preferred shares and any such other parity securities ratably in accordance with the respective amounts that would be payable on such series F convertible preferred shares and any such other parity securities if all amounts payable thereon were paid in full.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Voting Rights. The series F convertible preferred shares do not have any voting rights; provided that, so long as any series F convertible preferred shares are outstanding, the Company shall not, and shall not permit any of its subsidiaries to, directly or indirectly, without the affirmative vote of the holders of a majority of the then outstanding series F convertible preferred shares, (a) amend the Company’s certificate of formation or its operating agreement in any manner that adversely affects any rights of the holders of the series F convertible preferred shares or alter or amend the Share Designation, (b) authorize or create any class of shares ranking as to dividends, redemption or distribution of assets upon a liquidation senior to, or otherwise pari passu with, the series F convertible preferred shares, or (c) enter into any agreement with respect to any of the foregoing.

Conversion Rights. Each series F convertible preferred share shall be convertible, at the option of the holder thereof, at any time and from time to time, into such number of fully paid and nonassessable common shares determined by dividing the stated value ($1,000 per share) by the conversion price of $0.1549 per share. The conversion price is subject to standard adjustments in the event of any share splits, share combinations, share reclassifications, dividends paid in common shares, sales of substantially all of the Company’s assets, mergers, consolidations or similar transactions, as well as for subsequent issuances of common shares, or securities convertible into or exercisable or exchangeable for common shares, at a price below the then conversion price; provided that a holder shall not be entitled to utilize a conversion price of less than $0.01 (subject to standard adjustments for share splits, share combinations, recapitalizations and similar transactions). Notwithstanding the foregoing, the aggregate number of common shares that the Company may issue upon conversion of the series F convertible preferred shares is limited to 5,385,291 shares (equal to 19.99% of the Company’s outstanding common shares prior to entry into the cancellation and exchange agreements) prior to obtaining shareholder approval of the issuance of all common shares that may be issued upon conversion of the series F convertible preferred shares, in accordance with NYSE American rules. Furthermore, the Company shall not effect any conversion of the series F convertible preferred shares, and a holder shall not have the right to convert any portion of the series F convertible preferred shares, to the extent that, after giving effect to the conversion, such holder (together with such holder’s affiliates) would beneficially own in excess of 4.99% of the number of common shares outstanding immediately after giving effect to the issuance of common shares issuable upon conversion. This limitation may be waived (up to a maximum of 9.99%) by the holder in its sole discretion upon not less than sixty-one (61) days’ prior notice to the Company.

Other Rights. Holders of series F convertible preferred shares have no redemption, preemptive or subscription rights for additional securities of the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2025	1847 HOLDINGS LLC

/s/ Ellery W. Roberts
	Name:	Ellery W. Roberts
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Vernice L. Howard
	Name:	Vernice L. Howard
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Ellery W. Roberts	Chairman and Chief Executive Officer (principal executive officer)	March 31, 2025
Ellery W. Roberts

/s/ Vernice L. Howard	Chief Financial Officer (principal financial and accounting officer)	March 31, 2025
Vernice L. Howard

/s/ Robert D. Barry	Director	March 31, 2025
Robert D. Barry

/s/ Michele A. Chow-Tai	Director	March 31, 2025
Michele A. Chow-Tai

/s/ Clark R. Crosnoe	Director	March 31, 2025
Clark R. Crosnoe

/s/ Paul A. Froning	Director	March 31, 2025
Paul A. Froning

/s/ Lawrence X. Taylor	Director	March 31, 2025
Lawrence X. Taylor