Form 10-Q
period 2025-03-31
1847 Holdings LLC
filed 2025-05-15
CIK 1599407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025

or

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares	EFSH	NYSE American LLC(1)

(1)	On April 3, 2025, NYSE American notified the Company that it has determined to commence proceedings to delist the Company’s common shares and trading of the Company’s common shares on NYSE American was suspended on such date. The Company has requested review of NYSE American’s determination to delist the Company’s common shares and the hearing for such review is schedule for June 5, 2025. Accordingly, trading of the Company’s common shares will remain suspended pending the outcome of that review. If the delisting determination is upheld, NYSE American will file a Form 25 with the U.S. Securities and Exchange Commission to delist the common shares from NYSE American. The deregistration of the common shares under Section 12(b) of the Act will be effective 90 days, or such shorter period as the U.S. Securities and Exchange Commission may determine, after filing of the Form 25.

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

As of May 14, 2025, there were 32,303,735 common shares of the registrant issued and outstanding.

1847 HOLDINGS LLC

Quarterly Report on Form 10-Q

 Period Ended March 31, 2025

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

1847 HOLDINGS LLC

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$1,108,477	$2,457,086
Restricted cash	1,358,968	1,358,968
Accounts receivable, net	5,149,547	5,361,405
Contract assets	2,392,170	1,892,532
Inventories, net	11,830	18,530
Prepaid expenses and other current assets	451,885	478,386
Assets held for sale	1,263,806	1,063,586
Total Current Assets	11,736,683	12,630,493

Property and equipment, net	1,015,395	1,115,208
Operating lease right-of-use assets	1,920,569	1,964,276
Long-term deposits	40,099	34,499
Intangible assets, net	12,282,563	12,524,346
Goodwill	5,309,876	5,309,876
Non-current assets held for sale	-	69,040
TOTAL ASSETS	$32,305,185	$33,647,738

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$8,532,741	$5,853,307
Contract liabilities	1,078,959	1,199,587
Current portion of operating lease liabilities	529,420	543,809
Current portion of finance lease liabilities	184,605	182,043
Current portion of notes payable, net	7,185,266	7,785,911
Current portion of convertible notes payable, net	22,152,424	22,089,149
Related party note payable	578,290	578,290
Derivative liabilities	220,000	185,000
Warrant liabilities	81,913,890	85,779,788
Liabilities held for sale	386,297	361,368
Total Current Liabilities	122,761,892	124,558,252

Operating lease liabilities, net of current portion	1,444,605	1,473,795
Finance lease liabilities, net of current portion	376,074	423,198
Notes payable, net of current portion	1,408	8,530
Deferred tax liabilities, net	3,282,000	3,650,000
TOTAL LIABILITIES	127,865,979	130,113,775

Shareholders’ Deficit
Series A senior convertible preferred shares, no par value, 4,450,460 shares designated; 50,592 shares issued and outstanding as of March 31, 2025 and December 31, 2024	39,877	39,877
Series C senior convertible preferred shares, no par value, 83,603 shares designated; 83,603 shares issued and outstanding as of March 31, 2025 and December 31, 2024	403,470	403,470
Series D senior convertible preferred shares, no par value, 7,292,036 shares designated; 6,293,022 shares issued and outstanding as of March 31, 2025 and December 31, 2024	600,100	600,100
Series F convertible preferred shares, no par value, 1,027 shares designated; 1,027 and 0 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	1,138,332	-
Allocation shares, 1,000 shares authorized; 1,000 shares issued and outstanding as of March 31, 2025 and December 31, 2024	1,000	1,000
Common shares, $0.001 par value, 500,000,000 shares authorized; 26,539,774 and 25,400,386 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	26,540	25,400
Additional paid-in capital	79,659,243	79,403,793
Accumulated deficit	(175,572,981)	(175,096,154)
TOTAL 1847 HOLDINGS SHAREHOLDERS’ DEFICIT	(93,704,419)	(94,622,514)
NON-CONTROLLING INTERESTS	(1,856,375)	(1,843,523)
TOTAL SHAREHOLDERS’ DEFICIT	(95,560,794)	(96,466,037)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$32,305,185	$33,647,738

The accompanying notes are an integral part of these condensed consolidated financial statements.

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
Revenues	$10,083,472	$2,084,454

Operating Expenses
Cost of revenues	4,874,990	1,182,699
Personnel	1,748,240	910,591
Depreciation and amortization	351,390	172,110
General and administrative	1,108,912	441,898
Professional fees	2,098,562	2,545,189
Total Operating Expenses	10,182,094	5,252,487

LOSS FROM OPERATIONS	(98,622)	(3,168,033)

Other Income (Expense)
Other income	727	3,338
Gain on disposal of property and equipment	53,554	-
Interest expense	(1,123,576)	(1,001,770)
Amortization of debt discounts	(465,050)	(3,592,107)
Loss on extinguishment of debt	(2,301,198)	(421,875)
Gain (loss) on change in fair value of warrant liabilities	3,669,798	(1,902,200)
Loss on change in fair value of derivative liabilities	(35,000)	(612,462)
Total Other Income (Expense)	(200,745)	(7,527,076)

NET LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(299,367)	(10,695,109)
Income tax provision	72,000	89,000
NET LOSS FROM CONTINUING OPERATIONS	$(227,367)	$(10,606,109)
Net loss from discontinued operations	(188,586)	(813,047)
Gain on disposition of subsidiaries	-	1,060,095
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(188,586)	247,048
NET LOSS	$(415,953)	$(10,359,061)

NET (INCOME) LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS FROM CONTINUING OPERATIONS	(1,292)	37,660
NET (INCOME) LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS FROM DISCONTINUED OPERATIONS	14,144	(79,112)
NET LOSS ATTRIBUTABLE TO 1847 HOLDINGS	$(403,101)	$(10,400,513)

NET LOSS FROM CONTINUING OPERATIONS ATTRIBUTABLE TO 1847 HOLDINGS	(228,659)	(10,568,449)
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS ATTRIBUTABLE TO 1847 HOLDINGS	(174,442)	167,936
NET LOSS ATTRIBUTABLE TO 1847 HOLDINGS	$(403,101)	$(10,400,513)

PREFERRED SHARE DIVIDENDS	(73,726)	(122,468)
DEEMED DIVIDENDS	-	(1,000)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(476,827)	$(10,523,981)

LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS – BASIC AND DILUTED	$(0.01)	$(71.29)
EARNINGS (LOSS) PER COMMON SHARE FROM DISCONTINUED OPERATIONS – BASIC AND DILUTED	(0.01)	1.12
LOSS PER COMMON SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS – BASIC AND DILUTED	$(0.02)	$(70.17)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING – BASIC AND DILUTED	26,273,917	149,981

The accompanying notes are an integral part of these condensed consolidated financial statements.

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

	Series A Senior Convertible Preferred Shares		Series C Senior Convertible Preferred Shares		Series D Senior Convertible Preferred Shares		Series F Convertible Preferred Shares		Allocation	Common Shares		Additional Paid-In	Accumulated	Non- Controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Shares	Amount	Capital	Deficit	Interests	Deficit
Balance at December 31, 2024	50,592	$39,877	83,603	$403,470	6,293,022	$600,100	-	$-	$1,000	25,400,386	$25,400	$79,403,793	$(175,096,154)	$(1,843,523)	$(96,466,037)
Issuance of common shares upon conversion of convertible notes payable	-	-	-	-	-	-	-	-	-	1,139,388	1,140	255,450	-	-	256,590
Issuance of series F preferred shares upon settlement of series A warrants	-	-	-	-	-	-	1,027	1,138,332	-	-	-	-	-	-	1,138,332
Dividends – series A convertible preferred shares	-	-	-	-	-	-	-	-	-	-	-	-	(8,755)	-	(8,755)
Dividends – series C convertible preferred shares	-	-	-	-	-	-	-	-	-	-	-	-	(12,369)	-	(12,369)
Dividends – series D convertible preferred shares	-	-	-	-	-	-	-	-	-	-	-	-	(52,602)	-	(52,602)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(403,101)	(12,852)	(415,953)
Balance at March 31, 2025	50,592	$39,877	83,603	$403,470	6,293,022	$600,100	1,027	$1,138,332	$1,000	26,539,774	$26,540	$79,659,243	$(175,572,981)	$(1,856,375)	$(95,560,794)

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

	Series A Senior Convertible Preferred Shares		Series B Senior Convertible Preferred Shares		Allocation	Common Shares		Distribution	Additional Paid-In	Accumulated	Non- Controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Shares	Amount	Receivable	Capital	Deficit	Interests	Deficit
Balance at December 31, 2023	226,667	$190,377	91,567	$240,499	$1,000	142,278	$142	$(2,000,000)	$57,676,965	$(74,835,392)	$(1,314,280)	$(20,040,689)
Issuance of common shares upon settlement of accrued series A preferred share dividends	-	-	-	-	-	625	1	-	130,967	-	-	130,968
Issuance of common shares upon settlement of accrued series B preferred share dividends	-	-	-	-	-	51	-	-	13,299	-	-	13,299
Issuance of common shares and warrants in public offering	-	-		-	-	9,364	9	-	4,334,991	-	-	4,335,000
Fair value of warrant liabilities recognized upon issuance of warrants	-	-	-	-	-	-	-	-	(4,335,000)	-	-	(4,335,000)
Extinguishment of warrant liabilities upon exercise of warrants	-	-	-	-	-	-	-	-	844,500	-	-	844,500
Issuance of common shares upon exercise of warrants	-	-		-	-	2,591	3	-	(3)	-	-	-
Issuance of common shares upon conversion of convertible notes payable	-	-	-	-	-	1,984	2	-	1,261,191	-	-	1,261,193
Issuance of common shares upon conversion of series A preferred shares	(181,212)	(152,200)	-	-	-	2,437	3	-	152,197	-	-	-
Issuance of common shares upon conversion of series B preferred shares	-	-	(80,110)	(210,264)	-	1,305	1	-	210,263	-	-	-
Dividends - series A senior convertible preferred shares	-	-		-	-	-	-	-	-	(119,492)	-	(119,492)
Dividends - series B senior convertible preferred shares	-	-		-	-	-	-	-	-	(2,976)	-	(2,976)
Deemed dividend from down round provision in warrants	-	-	-	-	-	-	-	-	1,000	(1,000)	-	-
Net loss	-	-		-	-	-	-	-	-	(10,400,513)	41,452	(10,359,061)
Balance at March 31, 2024	45,455	$38,177	11,457	$30,235	$1,000	160,635	$161	$(2,000,000)	$60,290,370	$(85,359,373)	$(1,272,828)	$(28,272,258)

The accompanying notes are an integral part of these condensed consolidated financial statements.

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(415,953)	$(10,359,061)
Net loss from discontinued operations	188,586	813,047
Gain on disposition of subsidiaries	-	(1,060,095)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on disposal of property and equipment	(53,554)	-
Loss on extinguishment of debt	2,301,198	421,875
(Gain) loss on change in fair value of warrant liabilities	(3,669,798)	1,902,200
Loss on change in fair value of derivative liabilities	35,000	612,462
Deferred taxes	(368,000)	(11,000)
Depreciation and amortization	351,390	172,110
Amortization of debt discounts	465,050	3,592,107
Amortization of right-of-use assets	141,086	81,775
Changes in operating assets and liabilities:
Accounts receivable	211,858	(68,719)
Contract assets	(499,638)	17,752
Inventories	6,700	(154,455)
Prepaid expenses and other current assets	26,501	(732,385)
Other assets	(5,600)	-
Accounts payable and accrued expenses	2,312,359	1,128,573
Contract liabilities	(120,628)	(191,574)
Operating lease liabilities	(140,958)	(85,118)
Net cash provided by (used in) operating activities from continuing operations	765,599	(3,920,506)
Net cash provided by (used in) operating activities from discontinued operations	(9,849)	377,816
Net cash provided by (used in) operating activities	755,750	(3,542,690)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(18,240)	-
Proceeds from the disposal of property and equipment	62,000	-
Net cash provided by investing activities from continuing operations	43,760	-
Net cash provided by investing activities from discontinued operations	-	-
Net cash provided by investing activities	43,760	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from notes payable	-	1,124,900
Net proceeds from issuance of common shares and warrants in connection with a public offering	-	4,335,000
Repayments of notes payable and finance lease liabilities	(2,157,968)	(1,995,712)
Net cash provided by (used in) financing activities from continuing operations	(2,157,968)	3,464,188
Net cash used in financing activities from discontinued operations	-	(94,132)
Net cash provided by (used in) financing activities	(2,157,968)	3,370,056

NET CHANGE IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS	(1,348,609)	(456,318)

CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS
Cash from continuing operations at the beginning of the period	$3,816,054	$610,182
Cash from continuing operations at the end of the period	$2,467,445	153,864

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$9,267	$1,171,608
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Net assets from the disposition of subsidiaries	$-	$1,060,095
Operating lease right-of-use asset and liability measurement	$97,379	-
Deemed dividend from down round provision in warrants	$-	$1,000
Accrued dividends on series A preferred shares	$8,755	$119,492
Accrued dividends on series B preferred shares	$-	$2,976
Accrued dividends on series C preferred shares	$12,369	$-
Accrued dividends on series D preferred shares	$52,602	$-
Issuance of common shares upon settlement of accrued series A dividends	$-	$130,968
Issuance of common shares upon settlement of accrued series B dividends	$-	$13,299
Issuance of common shares upon conversion of series A shares	$-	$152,200
Issuance of common shares upon conversion of series B shares	$-	$210,264
Issuance of common shares upon cashless exercise of warrants	$-	$3
Debt discount on notes payable	$-	$437,600
Fair value of warrant liabilities recognized upon issuance of warrants	$-	$4,335,000
Extinguishment of warrant liabilities upon exercise of warrants	$-	$844,500
Issuance of common shares upon conversion of convertible notes payable	$256,590	$1,261,193
Reclassification of accrued interest to convertible notes payable	$-	$17,954

The accompanying notes are an integral part of these condensed consolidated financial statements.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

NOTE 1—BASIS OF PRESENTATION AND OTHER INFORMATION

The accompanying unaudited condensed consolidated financial statements of 1847 Holdings LLC (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all the information and footnotes required by GAAP for complete financial statements. The December 31, 2024 consolidated balance sheet data was derived from audited financial statements but do not include all disclosures required by GAAP. The interim unaudited condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2025. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

Assets Held for Sale and Discontinued Operations

During the three months ended March 31, 2025, the Company committed to a plan to sell Wolo Mfg. Corp. and Wolo Industrial Horn & Signal, Inc. (collectively referred to as “Wolo”), which makes up the Automotive Supplies Segment. The Company is currently engaged in an active program to sell Wolo, which is expected to occur in 2025.

The Company evaluated whether its intent to sell Wolo qualifies for reporting as discontinued operations in accordance with Accounting Standards Codification (“ASC”) Topic 205-20, “Discontinued Operations.” A disposal of a component or a group of components is reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on the Company’s operations and financial results when the following occurs: (1) a component (or group of components) meets the criteria to be classified as held for sale; (2) the component or group of components is disposed of by sale; or (3) the component or group of components is disposed of other than by sale (for example, by abandonment or in a distribution to owners in a spin-off). For any component classified as held for sale or disposed of by sale or other than by sale, qualifying for presentation as a discontinued operation, the Company reports the results of operations of the discontinued operations (including any gain or loss recognized on the disposal or loss recognized on classification as held for sale of a discontinued operation), less applicable income taxes (benefit), as a separate component in the consolidated statement of operations for current and all prior periods presented. The Company also reports assets and liabilities associated with discontinued operations as separate line items on the consolidated balance sheet for prior periods.

The Company determined that its decision to sell Wolo is considered a strategic shift that will have a major effect on the Company’s operations and financial results and met the criteria for classification as discontinued operations. As a result, the assets and liabilities of Wolo are presented as held for sale in the unaudited condensed consolidated balance sheets and the operating results are presented as discontinued operations in the unaudited condensed consolidated statements of operations for all periods presented. Unless otherwise noted, amounts and disclosures throughout these notes to the condensed consolidated financial statements relate solely to continuing operations and exclude all discontinued operations. See Note 3 for additional information.

Reclassifications

Certain prior period amounts related to discontinued operations have been reclassified and separately presented in the condensed consolidated financial statements and accompanying notes to conform to the current period financial statement presentation.

Recently Adopted Accounting Pronouncements

In August 2023, the FASB issued ASU 2023-05, “Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement,” which requires a newly-formed joint venture to apply a new basis of accounting to its contributed net assets, resulting in the joint venture initially measuring its contributed net assets at fair value on the formation date. ASU 2023-05 is effective for all joint venture formations with a formation date on or after January 1, 2025, with early adoption permitted. These amendments are to be applied prospectively, with retrospective application permitted for joint ventures formed before the effective date. The adoption of ASU 2023-05 did not have a material impact on the Company’s condensed consolidated financial statements.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

Recently Issued Accounting Pronouncements Not Yet Adopted

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

The Company currently believes there are no other issued and not yet effective accounting standards that are materially relevant to its condensed consolidated financial statements.

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

As of March 31, 2025, the Company had cash and cash equivalents of $1,108,477, restricted cash and cash equivalents of $1,358,968 and a total working capital deficit of $111,025,209. For the three months ended March 31, 2025, the Company incurred an operating loss of $98,622 and cash flows provided by operating activities from continuing operations of $765,599.

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

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

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

NOTE 3—DISCONTINUED OPERATIONS

Wolo Assets Held for Sale

As described above, during the three months ended March 31, 2025, the Company committed to a plan to sell Wolo. The Company received approval from the Board and is currently engaged in an active program to sell Wolo, which is expected to occur in 2025. The Company determined that its decision to sell Wolo is considered a strategic shift that will have a major effect on the Company’s operations and financial results and met the criteria for classification as discontinued operations.

The following table summarizes the carrying amounts of the major classes of assets and liabilities of Wolo, which have been classified as assets and liabilities held for sale in the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$35,515	$45,364
Accounts receivable, net	792,970	471,965
Inventories, net	363,264	456,123
Prepaid expenses and other current assets	25,655	90,134
Property and equipment, net	729	798
Operating lease right-of-use assets	30,637	53,206
Security deposits	15,036	15,036
Total assets held for sale	$1,263,806	$1,132,626

Liabilities
Accounts payable and accrued expenses	$354,792	$306,643
Operating lease liabilities	31,505	54,725
Total liabilities held for sale	386,297	361,368

Total net assets held for sale	$877,509	$771,258

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

The following table presents the results of operations of Wolo, which have been included in discontinued operations in the condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Revenues	$908,439	$1,778,361

Operating Expenses
Cost of revenues	564,191	1,168,362
Personnel	166,269	300,412
Depreciation and amortization	69	69
General and administrative	235,286	285,925
Professional fees	25,117	88,021
Total Operating Expenses	990,932	1,842,789

Loss from operations	(82,493)	(64,428)

Interest expense	(106,093)	(40,212)

Net loss from discontinued operations before income taxes	(188,586)	(106,640)
Income tax provision	-	(3,000)
Net loss from discontinued operations	$(188,586)	$(107,640)

Net loss attributable to non-controlling interests from discontinued operations	14,144	8,073
Net loss from discontinued operations attributable to 1847 Holdings	$(174,442)	$(99,567)

The following table presents cash flow information from the discontinued operations of Wolo for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(188,586)	$(107,640)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	69	69
Amortization of right-of-use assets	22,569	21,237
Changes in operating assets and liabilities:
Accounts receivable	(321,005)	41,830
Inventories	92,859	125,401
Prepaid expenses and other current assets	64,479	(30,759)
Accounts payable and accrued expenses	342,986	(16,167)
Operating lease liabilities	(23,220)	(21,306)
Net cash provided by (used in) operating activities from discontinued operations	(9,849)	12,665

Cash flows from investing activities
Net cash from investing activities from discontinued operations	-	-

Cash flows from financing activities
Net cash from financing activities from discontinued operations	-	-

Net change in cash and cash equivalents from discontinued operations	$(9,849)	$12,665

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

Asien’s Assignment for the Benefit of Creditors

On February 26, 2024, the Company’s subsidiary Asien’s Appliance, Inc. (“Asien’s”) entered into a general assignment for the benefit of its creditors (the “Assignment Agreement”), pursuant to which Asien’s transferred ownership of all or substantially all of its right, title, and interest in, as well as custody and control of, its assets to SG Service Co., LLC in trust. The Company received no cash consideration related to the assignment. Following the assignment, the Company retained no financial interest in Asien’s. The assignment of Asien’s represents a strategic shift and its results are reported as discontinued operations for the three months ended March 31, 2024.

The following table presents the results of operations of Asien’s, which have been included in discontinued operations in the condensed consolidated statements of operations for the three months ended March 31, 2024:

Three Months Ended March 31, 2024
Revenues	$870,952

Operating Expenses
Cost of revenues	744,706
Personnel	98,213
Depreciation and amortization	7,702
General and administrative	203,377
Professional fees	78,807
Total Operating Expenses	1,132,805

Loss from operations	(261,853)

Interest expense	(724)

Net loss from discontinued operations before income taxes	(262,577)
Income tax provision	-
Net loss from discontinued operations	$(262,577)

Net loss attributable to non-controlling interests from discontinued operations	13,129
Net loss from discontinued operations attributable to 1847 Holdings	$(249,448)

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

The following table presents cash flow information from the discontinued operations of Asien’s for the three months ended March 31, 2024:

Three Months Ended
March 31, 2024
Cash flows from operating activities
Net loss	$(262,577)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,702
Changes in operating assets and liabilities:
Receivables	73,769
Inventories	213,399
Prepaid expenses and other current assets	108,686
Accounts payable and accrued expenses	320,362
Customer deposits	(474,803)
Net cash used in operating activities from discontinued operations	(13,462)

Cash flows from investing activities
Net cash from investing activities from discontinued operations	-

Cash flows from financing activities
Repayments of notes payable	(4,836)
Net cash used in financing activities from discontinued operations	(4,836)

Net change in cash and cash equivalents from discontinued operations	$(18,298)

ICU Eyewear Foreclosure Sale

The Company’s subsidiary ICU Eyewear, Inc. (“ICU Eyewear”) was in default under an Amended and Restated Credit and Security Agreement (the “ICU Loan Agreement”) that was entered into on September 11, 2023 between AB Lending SPV I LLC d/b/a Mountain Ridge Capital (the “ICU Lender”), ICU Eyewear and the Company’s subsidiaries ICU Eyewear Holdings, Inc., and 1847 ICU Holdings Inc. (together with ICU Eyewear, the “ICU Parties”) and, with the approval of the other ICU Parties, consented to a foreclosure by the ICU Lender and private sale of substantially all of its assets in an Article 9 sale process, pursuant to Section 9-610 of the Uniform Commercial Code as in effect in the State of New York and Section 9-610 of the Uniform Commercial Code as in effect in the State of California. On August 5, 2024, ICU Eyecare Solutions Inc., an entity that is not affiliated with the Company, was the successful bidder with a cash bid of $4,250,000. Pursuant to an agreement dated August 5, 2024, and in consideration for such purchase price, the ICU Lender having foreclosed on its security interest in all of the assets of ICU Eyewear then conveyed all of its rights, title, and interest in all of such assets to ICU Eyecare Solutions Inc. The Company received no cash consideration related to the sale. Following the sale, the Company retained no financial interest in ICU Eyewear. The sale of ICU Eyewear represents a strategic shift and its results are reported as discontinued operations for the three months ended March 31, 2024.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

The following table presents the results of operations of ICU Eyewear, which have been included in discontinued operations in the condensed consolidated statements of operations for the three months ended March 31, 2024:

Three Months Ended March 31, 2024
Revenues	$3,896,167

Operating Expenses
Cost of revenues	2,998,933
Personnel	653,191
Depreciation and amortization	104,596
General and administrative	442,865
Professional fees	232,180
Total Operating Expenses	4,431,765

Loss from operations	(535,598)

Other Expense
Other expense	(23,270)
Interest expense	(190,609)
Amortization of debt discount	(63,102)
Total Other Expense	(276,981)

Net loss from discontinued operations before income taxes	(812,579)
Income tax provision	(2,000)
Net loss from discontinued operations	$(814,579)

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

The following table presents cash flow information from the discontinued operations of ICU Eyewear for the three months ended March 31, 2024:

Three Months Ended March 31, 2024
Cash flows from operating activities
Net loss	$(814,579)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	104,596
Amortization of debt discount	63,102
Inventory reserve	45,000
Amortization of right-of-use assets	70,539
Changes in operating assets and liabilities:
Accounts receivable	(47,349)
Inventories	(22,042)
Prepaid expenses and other current assets	10,911
Accounts payable and accrued expenses	956,637
Customer deposits	(63,324)
Net cash provided by operating activities from discontinued operations	303,491

Cash flows from investing activities
Net cash from investing activities from discontinued operations	-

Cash flows from financing activities
Net repayments of revolving line of credit	(68,153)
Net cash used in financing activities from discontinued operations	(68,153)

Net change in cash and cash equivalents from discontinued operations	$235,338

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

Sale of High Mountain

On September 30, 2024, the Company entered into an asset purchase agreement (the “Purchase Agreement”) with BFS Group LLC (“BFS”), and the Company’s majority owned subsidiary High Mountain Door & Trim Inc. (“High Mountain”), pursuant to which the Company sold substantially all of the assets of High Mountain to BFS for an aggregate cash only purchase price of $17,000,000, subject to certain pre-closing and post-closing adjustments. At closing, the purchase price was subject to a working capital adjustment and was also reduced by the amount of outstanding indebtedness repaid at closing or assumed by BFS, as well as certain transaction expenses. Additionally, the purchase price was reduced by $1,700,000, which may be used for certain post-closing payments (the “Holdback Amount”). As March 31, 2025, the balance of the Holdback Amount was $1,358,968. The sale of High Mountain represents a strategic shift and its results are reported as discontinued operations for the three months ended March 31, 2024.

The following table presents the results of operations of High Mountain, which have been included in discontinued operations in the condensed consolidated statements of operations for the three months ended March 31, 2024:

Three Months Ended March 31, 2024
Revenues	$7,154,515

Operating Expenses
Cost of revenues	3,975,567
Personnel	1,251,162
Depreciation and amortization	147,687
General and administrative	1,076,995
Professional fees	44,676
Total Operating Expenses	6,496,087

Income from operations	658,428

Other Expense
Interest Expense	(84,299)
Amortization of debt discount	(20,380)
Total Other Expense	(104,679)

Net income from discontinued operations before income taxes	553,749
Income tax provision	(182,000)
Net income from discontinued operations	$371,749

Net income attributable to non-controlling interests from discontinued operations	(27,881)
Net income from discontinued operations attributable to 1847 Holdings	$343,868

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

The following table presents cash flow information from the discontinued operations of High Mountain for the three months ended March 31, 2024:

Three Months Ended March 31, 2024
Cash flows from operating activities
Net income	$371,749
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	147,687
Amortization of debt discount	20,380
Deferred taxes	(16,000)
Amortization of right-of-use assets	81,454
Changes in operating assets and liabilities:
Accounts receivable	1,409,127
Inventories	(67,673)
Prepaid expenses and other current assets	98,458
Accounts payable and accrued expenses	(1,509,503)
Contract liabilities	(381,353)
Operating lease liabilities	(79,204)
Net cash provided by operating activities from discontinued operations	75,122

Cash flows from investing activities
Net cash from investing activities from discontinued operations	-

Cash flows from financing activities
Repayments of notes payable and finance lease liabilities	(21,143)
Net cash used in financing activities from discontinued operations	(21,143)

Net change in cash and cash equivalents from discontinued operations	$53,979

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

NOTE 4—DISAGGREGATION OF REVENUES AND SEGMENT REPORTING

Following the divestiture of the Automotive Supplies Segment, the Company operates one reportable segment, the Construction Segment.

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

The Company’s revenues for the three months ended March 31, 2025 and 2024 are disaggregated as follows:

	Three Months Ended March 31,
	2025	2024
Revenues
Cabinetry and millwork	$4,102,598	$2,084,454
Doors, frames, hardware, and trim	5,776,838	-
Specialty construction accessories	204,036	-
Total revenues	$10,083,472	$2,084,454

Segment information for the three months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended March 31, 2025
	Construction	Corporate Services	Total
Revenues	$10,083,472	$-	$10,083,472
Operating expenses
Cost of revenues	4,874,990	-	4,874,990
Personnel	1,863,662	(115,422)	1,748,240
Personnel – corporate allocation	551,930	(551,930)	-
Depreciation and amortization	351,390	-	351,390
General and administrative	951,528	(42,616)	908,912
General and administrative – management fees	200,000	-	200,000
General and administrative – corporate allocation	222,353	(222,353)	-
Professional fees	716,497	1,382,065	2,098,562
Total operating expenses	9,732,350	449,744	10,182,094
Income (loss) from operations	$351,122	$(449,744)	$(98,622)

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

	Three Months Ended March 31, 2024
	Construction	Corporate Services	Total
Revenues	$2,084,454	$-	$2,084,454
Operating expenses
Cost of revenues	1,182,699	-	1,182,699
Personnel	775,547	135,044	910,591
Personnel – corporate allocation	73,950	(73,950)	-
Depreciation and amortization	172,110	-	172,110
General and administrative	381,667	(23,102)	358,565
General and administrative – management fees	83,333	-	83,333
General and administrative – corporate allocation	106,119	(106,119)	-
Professional fees	21,051	2,524,138	2,545,189
Total operating expenses	2,796,476	2,456,011	5,252,487
Loss from operations	$(712,022)	$(2,456,011)	$(3,168,033)

Total assets by operating segment as of March 31, 2025 are as follows:

	March 31, 2025
	Construction	Corporate Services	Total
Assets
Current assets	$9,015,138	$1,457,739	$10,472,877
Long-lived assets	15,258,626	-	15,258,626
Goodwill	5,309,876	-	5,309,876
Total assets	$29,583,640	$1,457,739	$31,041,379

NOTE 5—PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2025 and December 31, 2024 consisted of the following:

	March 31, 2025	December 31, 2024
Machinery and equipment	$1,543,825	$1,547,260
Office furniture and equipment	124,533	158,304
Transportation equipment	362,696	532,843
Leasehold improvements	166,083	152,908
Total property and equipment	2,197,137	2,391,315
Less: accumulated depreciation	(1,181,742)	(1,276,107)
Total property and equipment, net	$1,015,395	$1,115,208

Depreciation expense for the three months ended March 31, 2025 and 2024 was $109,607 and $109,366, respectively.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

NOTE 6—INTANGIBLE ASSETS

Intangible assets as of March 31, 2025 and December 31, 2024 consisted of the following:

	March 31, 2025	December 31, 2024
Customer-related	$12,692,000	$12,692,000
Marketing-related	899,000	899,000
Total intangible assets	13,591,000	13,591,000
Less: accumulated amortization	(1,308,437)	(1,066,654)
Total intangible assets, net	$12,282,563	$12,524,346

Amortization expense for the three months ended March 31, 2025 and 2024 was $241,783 and $62,744, respectively.

Estimated amortization expense for intangible assets for the next five years consists of the following as of March 31, 2025:

Year Ending December 31,	Amount
2025 (remaining)	$725,349
2026	967,132
2027	967,132
2028	967,132
2029	967,132
Thereafter	7,688,686
Total estimated amortization expense	$12,282,563

NOTE 7—ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of March 31, 2025 and December 31, 2024 consisted of the following:

	March 31, 2025	December 31, 2024
Trade accounts payable	$2,668,997	$1,633,593
Credit cards payable	363,037	349,570
Accrued payroll liabilities	1,276,518	1,185,900
Accrued interest	2,953,832	1,841,011
Accrued dividends	204,828	131,102
Accrued taxes	375,243	79,420
Other accrued liabilities	690,286	632,711
Total accounts payable and accrued expenses	$8,532,741	$5,853,307

NOTE 8—LEASES

Operating Leases

In February 2025, the Company’s subsidiary CMD Inc. entered into a lease agreement for office space located in Lake Havasu City, Arizona. The lease commenced on February 15, 2025, and is for a term of three years. Under the terms of the lease, CMD Inc. will lease the premises at the monthly rate of $3,300 for the first year, with scheduled annual increases. The lease agreement contains customary events of default, representations, warranties, and covenants. The measurement of the ROU asset and liability associated with this operating lease was $97,379.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

The following was included in the condensed consolidated balance sheets at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Operating lease right-of-use assets	$1,920,569	$1,964,276

Operating lease liabilities, current portion	529,420	543,809
Operating lease liabilities, long-term	1,444,605	1,473,795
Total operating lease liabilities	$1,974,025	$2,017,604

Weighted-average remaining lease term (months)	48	50
Weighted-average discount rate	14.38%	14.17%

Rent expense for the three months ended March 31, 2025 and 2024 was $225,201 and $111,077, respectively.

As of March 31, 2025, maturities of operating lease liabilities were as follows:

Year Ending December 31,	Amount
2025 (remaining)	$605,459
2026	581,006
2027	509,551
2028	465,881
2029	472,714
Total	2,634,611
Less: imputed interest	(660,586)
Total operating lease liabilities	$1,974,025

Finance Leases

As of March 31, 2025, maturities of financing lease liabilities were as follows:

Year Ending December 31,	Amount
2025 (remaining)	$158,499
2026	211,332
2027	210,042
2028	28,833
Total	608,706
Less: amount representing interest	(48,027)
Total finance lease liabilities	$560,679

As of March 31, 2025, the weighted-average remaining lease term for all finance leases is 34 months and the weighted average discount rate is 5.15%.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

NOTE 9—FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

The fair value of financial instruments measured on a recurring basis as of March 31, 2025 consisted of the following:

	Fair Value Measurements as of March 31, 2025
Description	Level 1	Level 2	Level 3	Total
Derivative liabilities	$-	$-	$220,000	$220,000
Warrant liabilities	-	-	81,913,890	81,913,890
Total recurring fair value measurements	-	-	$82,133,890	$82,133,890

The following table provides a roll-forward of changes for financial instruments measured at fair value on a recurring basis for the three months ended March 31, 2025:

Derivative Liabilities	Amount
Balance as of December 31, 2024	$185,000
Loss on change in fair value of derivative liabilities	35,000
Balance as of March 31, 2025	$220,000

Warrant Liabilities	Amount
Balance as of December 31, 2024	$85,779,788
Gain on change in fair value of warrant liabilities	(3,669,798)
Extinguishment of warrant liabilities upon settlement	(196,100)
Balance as of March 31, 2025	$81,913,890

NOTE 10—NOTES PAYABLE

Notes payable as of March 31, 2025 and December 31, 2024 consisted of the following:

	March 31, 2025	December 31, 2024
Vehicle loans	$40,218	$53,424
6% Subordinated promissory notes	500,000	500,000
Purchase and sale of future revenues loan	687,750	1,237,950
20% OID subordinated promissory notes – March 2024	4,076,898	3,217,932
12% Subordinated promissory note for services	500,000	500,000
25% OID subordinated promissory note	1,455,600	1,455,600
CMD seller promissory note	-	1,050,000
Total notes payable	7,260,466	8,014,906
Less: debt discounts	(73,792)	(220,465)
Total notes payable, net	$7,186,674	$7,794,441

Current portion of notes payable, net	$7,185,266	$7,785,911
Notes payable, net of current portion	$1,408	$8,530

20% OID Promissory Notes – March 2024

On March 31, 2025, the 20% OID subordinated promissory note, originally issued on March 4, 2024, and previously amended on June 4, 2024, August 20, 2024, November 15, 2024, and December 16, 2024, was further amended pursuant to which the parties agreed to extend the maturity date of the note to November 7, 2025. As additional consideration for the amendment, the Company agreed to increase the outstanding principal by $1,358,966 as an amendment fee. The Company evaluated the amendment in accordance with ASC Topic 470-50, “Modifications and Extinguishments,” and determined the amendment was an extinguishment. As a result, the Company recognized a loss on extinguishment of debt of $1,358,966.

As of March 31, 2025, the total outstanding principal balance is $4,076,898.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

NOTE 11—SHAREHOLDERS’ DEFICIT

Series A Senior Convertible Preferred Shares

As of March 31, 2025 and December 31, 2024, the Company had 50,592 series A senior convertible preferred shares issued and outstanding.

During the three months ended March 31, 2025, the Company accrued dividends of $8,755 for the series A senior convertible preferred shares.

Series C Senior Convertible Preferred Shares

As of March 31, 2025 and December 31, 2024, the Company had 83,603 series C senior convertible preferred shares issued and outstanding.

During the three months ended March 31, 2025, the Company accrued dividends of $12,369 for the series C senior convertible preferred shares.

Series D Senior Convertible Preferred Shares

As of March 31, 2025 and December 31, 2024, the Company had 6,293,022 series D senior convertible preferred shares issued and outstanding.

During the three months ended March 31, 2025, the Company accrued dividends of $52,602 for the series D senior convertible preferred shares.

Series F Convertible Preferred Shares

On March 25, 2025, the Company executed a Share Designation to establish the terms of its series F convertible preferred shares (the “Share Designation”). Pursuant to the Share Designation, the Company designated 1,027 of its preferred shares as series F convertible preferred shares with a stated value of $1,000 per share. Following is a summary of the material terms of the series F convertible preferred shares:

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

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

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

On March 25, 2025, the Company entered into cancellation and exchange agreements with the remaining holders of the series A warrants issued on October 30, 2024, pursuant to which such holders agreed to exchange such warrants for an aggregate of 1,027 series F convertible preferred shares. The series F convertible preferred shares fair value of $1,138,332 was derived using an Option Pricing Method. As a result of the exchange, the Company recognized a loss on extinguishment of series A warrants $942,232.

As of March 31, 2025 and December 31, 2024, the Company had 1,027 and 0 series F convertible preferred shares issued and outstanding, respectively.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

Common Shares

During the three months ended March 31, 2025, the Company issued 1,139,388 common shares upon the conversion of a convertible promissory note totaling $256,590.

Potential Common Stock Equivalents

For the three months ended March 31, 2025, there were 265,425,952 potential common share equivalents from senior convertible preferred shares, convertible notes, and warrants excluded from the diluted loss per share calculations as their effect is anti-dilutive.

Warrants

The Company did not issue any new warrants during the three months ended March 31, 2025. However, on March 11, 2025, the exercise price of the remaining series A warrants and series B warrants that were issued on October 31, 2024, which included 341,815 series A warrants and 14,799,979 series B warrants, was reduced from $1.50 to $0.81 and $0.54, respectively, and the number of warrants was proportionally increased to 632,990 and 41,111,053, respectively. Following such increase, all of the series A warrants were exchanged for an aggregate of 1,027 series F convertible preferred shares.

Below is a table summarizing the changes in warrants outstanding during the three months ended March 31, 2025:

	Warrants	Weighted- Average Exercise Price
Outstanding at December 31, 2024	138,639,165	$0.61
Warrant adjustment(1)	26,602,249	0.54
Settlement	(632,990)	(0.81)
Outstanding at March 31, 2025	164,608,424	$0.51
Exercisable at March 31, 2025	164,608,424	$0.51

(1)	As previously described above, a result of the decrease in the exercise prices of the remaining series A warrants and series B warrants that were issued on October 31, 2024, the number of warrants were proportionally increased.

As of March 31, 2025, the outstanding warrants have a weighted average remaining contractual life of 3.94 years and a total intrinsic value of $4,252,806.

NOTE 12—SUBSEQUENT EVENTS

On April 2, 2025, 1847 CMD and The CD Trust, dated October 18, 2021 entered into Amendment No. 3 to the CMD Purchase Agreement, pursuant to which the parties agreed to waive the working capital adjustment provision. The parties also agreed that no purchase price adjustment was due at the closing as a result of comparing the Net Working Capital Target (as defined in the CMD Purchase Agreement) to the net working capital reflected in the Preliminary Balance Sheet (as defined in the CMD Purchase Agreement). In addition, the parties agreed that The CD Trust, dated October 18, 2021 will not be in breach of Section 4.5 of the CMD Purchase Agreement (Financial Statements) with respect to line items that are included in the net working capital calculation.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “could,” “will,” “should,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission on March 31, 2025, or the Annual Report, and elsewhere in this report. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance.

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

On March 30, 2021, our subsidiary 1847 Wolo Inc., or 1847 Wolo, acquired Wolo Mfg. Corp., a New York corporation, and Wolo Industrial Horn & Signal, Inc., a New York corporation, which we collectively refer to as Wolo. Headquartered in Deer Park, New York and founded in 1965, Wolo designs and sells horn and safety products (electric, air, truck, marine, motorcycle and industrial equipment), and offers vehicle emergency and safety warning lights for cars, trucks, industrial equipment and emergency vehicles. During the three months ended March 31, 2025, we committed to a plan to sell Wolo, which makes up the automotive supplies segment. We are currently engaged in an active program to sell Wolo, which is expected to occur in 2025.

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

On December 16, 2024, our subsidiary 1847 CMD Inc., or 1847 CMD, acquired CMD Inc., a Nevada corporation, and CMD Finish Carpentry, LLC, a Nevada limited liability company, which we collectively refer to as CMD. Headquartered in Las Vegas, Nevada and founded in 2012, CMD specializes in finish carpentry and related products and services, including doors, frames, trim, hardware, millwork, cabinetry, and specialty construction accessories for general contractors, commercial developers, residential builders and homeowners, and government entities.

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

Recent Developments

On April 2, 2025, 1847 CMD and The CD Trust, dated October 18, 2021 entered into Amendment No. 3 to the stock and membership interest purchase agreement, dated November 4, 2024 and previously amended on December 5, 2024 and December 16, 2024, or the CMD Purchase Agreement, pursuant to which the parties agreed to waive the working capital adjustment provision contained in the CMD Purchase Agreement. The parties also agreed that no purchase price adjustment was due at the closing as a result of comparing the Net Working Capital Target (as defined in the CMD Purchase Agreement) to the net working capital reflected in the Preliminary Balance Sheet (as defined in the CMD Purchase Agreement). In addition, the parties agreed that The CD Trust, dated October 18, 2021 will not be in breach of Section 4.5 of the CMD Purchase Agreement (Financial Statements) with respect to line items that are included in the net working capital calculation.

Management Fees

On April 15, 2013, we and our manager entered into a management services agreement, pursuant to which we are required to pay our manager a quarterly management fee equal to 0.5% of our adjusted net assets for services performed (which we refer to as the parent management fee). The amount of the parent management fee with respect to any fiscal quarter is (i) reduced by the aggregate amount of any management fees received by our manager under any offsetting management services agreements with respect to such fiscal quarter, (ii) reduced (or increased) by the amount of any over-paid (or under-paid) parent management fees received by (or owed to) our manager as of the end of such fiscal quarter, and (iii) increased by the amount of any outstanding accrued and unpaid parent management fees. We did not expense any parent management fees for the three months ended March 31, 2025 and 2024.

On August 21, 2020, 1847 Cabinet entered into an offsetting management services agreement with our manager, which was amended on October 8, 2021. Pursuant to the amended management services agreement, our manager will provide certain services to 1847 Cabinet in exchange for a quarterly management fee equal to the greater of $125,000 or 2% of adjusted net assets (as defined within the amended management services agreement). 1847 Cabinet expensed management fees of $125,000 and $125,000 for three months ended March 31, 2025 and 2024, respectively, of which $41,667 is included in discontinued operations for the three months ended March 31, 2024 due to the sale of High Mountain described under “—Discontinued Operations” below.

On March 30, 2021, 1847 Wolo entered into an offsetting management services agreement with our manager. Pursuant to the management services agreement, our manager will provide certain services to 1847 Wolo in exchange for a quarterly management fee equal to the greater of $75,000 or 2% of adjusted net assets (as defined within the management services agreement). 1847 Wolo expensed management fees of $75,000 for the three months ended March 31, 2025 and 2024, which is included in discontinued operations.

Following the foreclosure sale of all of the assets of ICU Eyewear on August 5, 2024 as described under “—Discontinued Operations” below, our manager ceased to provide services to 1847 ICU for quarterly management fees. 1847 ICU expensed management fees of $75,000 for the three months ended March 31, 2024, which is included in discontinued operations.

On December 16, 2024, 1847 CMD entered into an offsetting management services agreement with our manager. Pursuant to the management services agreement, our manager will provide certain services to 1847 CMD in exchange for a quarterly management fee equal to the greater of $75,000 or 2% of adjusted net assets (as defined within the management services agreement). 1847 CMD expensed management fees of $75,000 for the three months ended March 31, 2025.

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

On a consolidated basis, our company expensed total management fees from continued operations and discontinued operations of $200,000 and $75,000 for the three months ended March 31, 2025, respectively, and $83,333 and $241,667 for the three months ended March 31, 2024, respectively.

Segments

Following the divestures described under “—Discontinued Operations” below, we now have one reportable segment, the construction segment, which provides finish carpentry and related products and services, including doors, frames, trim, hardware, millwork, cabinetry, and specialty construction accessories.

We report all other business activities that are not reportable in the corporate services segment. We provide general corporate services to our construction segment; however, these services are not considered when making operating decisions and assessing segment performance. The corporate services segment includes costs associated with executive management, financing activities and other public company-related costs.

Discontinued Operations

On February 9, 2023, our subsidiary 1847 ICU Holdings Inc. acquired ICU Eyewear Holdings, Inc., a California corporation, and its subsidiary ICU Eyewear, Inc., a California corporation, or ICU Eyewear, which specialized in the sale and distribution of reading eyewear and sunglasses, blue light blocking eyewear, sun readers, and other outdoor specialty sunglasses, as well as select health and personal care items, including face masks. Our company was a limited guarantor of an amended and restated credit and security agreement, or Loan Agreement, that was entered into on September 11, 2023 between AB Lending SPV I LLC d/b/a Mountain Ridge Capital, or the ICU Lender, and ICU Eyewear, ICU Eyewear Holdings, Inc. and 1847 ICU Holdings Inc. Pursuant to the Loan Agreement, the ICU Lender had a security interest in all the assets of ICU Eyewear. ICU Eyewear was in default under the Loan Agreement and consented to a foreclosure by the ICU Lender and private sale of substantially all of its assets in an Article 9 sale process, pursuant to Section 9-610 of the Uniform Commercial Code as in effect in the State of New York and Section 9-610 of the Uniform Commercial Code as in effect in the State of California. On August 5, 2024, ICU Eyecare Solutions Inc., an entity that is not affiliated with our company, was the successful bidder with a cash bid of $4,250,000. Pursuant to an agreement, dated August 5, 2024, and in consideration for such purchase price, the ICU Lender having foreclosed on its security interest in all of the assets of ICU Eyewear then conveyed all of its rights, title, and interest in all of such assets to ICU Eyecare Solutions Inc. Following the sale, we retained no financial interest in ICU Eyewear. Accordingly, the results of operations of ICU Eyewear are reported as discontinued operations for the three months ended March 31, 2024.

On October 8, 2021, our subsidiary 1847 Cabinet acquired High Mountain, which specialized in all aspects of finished carpentry products and services. On September 30, 2024, we entered into an asset purchase agreement with BFS Group LLC, or BFS, and High Mountain, pursuant to which we sold substantially all of the assets of Hight Mountain to BFS for an aggregate cash only purchase price of $17,000,000, subject to certain pre-closing and post-closing adjustments. At closing, the purchase price was subject to a working capital adjustment and was also reduced by the amount of outstanding indebtedness repaid at closing or assumed by BFS, as well as certain transaction expenses. Additionally, the purchase price was reduced by $1,700,000, which may be used for certain post-closing payments. Following the sale, we retained no financial interest in High Mountain. Accordingly, the results of operations of High Mountain are reported as discontinued operations for the three months ended March 31, 2024.

As noted above, during the three months ended March 31, 2025, we committed to a plan to sell Wolo, which makes up the automotive supplies segment. We are currently engaged in an active program to sell Wolo, which is expected to occur in 2025. Accordingly, the results of operations of Wolo are reported as discontinued operations for the three months ended March 31, 2025 and 2024.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table sets forth key components of our results of continuing operations during the three months ended March 31, 2025 and 2024, both in dollars and as a percentage of our revenues.

	Three Months Ended March 31,
	2025		2024
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$10,083,472	100.0%	$2,084,454	100.0%
Operating expenses
Cost of revenues	4,874,990	48.3%	1,182,699	56.7%
Personnel	1,748,240	17.3%	910,591	43.7%
Depreciation and amortization	351,390	3.5%	172,110	8.3%
General and administrative	1,108,912	11.0%	441,898	21.2%
Professional fees	2,098,562	20.8%	2,545,189	122.1%
Total operating expenses	10,182,094	101.0%	5,252,487	252.0%
Loss from operations	(98,622)	(1.0)%	(3,168,033)	(152.0)%
Other income (expenses)
Other income	727	0.0%	3,338	0.2%
Gain on disposal of property and equipment	53,554	0.5%	-	-
Interest expense	(1,123,576)	(11.1)%	(1,001,770)	(48.1)%
Amortization of debt discounts	(465,050)	(4.6)%	(3,592,107)	(172.3)%
Loss on extinguishment of debt	(2,301,198)	(22.8)%	(421,875)	(20.2)%
Gain (loss) on change in fair value of warrant liabilities	3,669,798	36.4%	(1,902,200)	(91.3)%
Loss on change in fair value of derivative liabilities	(35,000)	(0.3)%	(612,462)	(29.4)%
Total other expense	(200,745)	(2.0)%	(7,527,076)	(361.1)%
Net loss before income taxes	(299,367)	(3.0)%	(10,695,109)	(513.1)%
Income tax provision	72,000	0.7%	89,000	4.3%
Net loss from continuing operations	$(227,367)	(2.3)%	$(10,606,109)	(508.8)%

Revenues. Our construction business generates revenue through the sale of finished carpentry and related products and services. Our revenues increased by $7,999,018, or 383.7%, to $10,083,472 for the three months ended March 31, 2025 from $2,084,454 for the three months ended March 31, 2024. The increase in revenues was primarily attributed to the acquisition of CMD, which contributed $8,221,120 to revenues for the three months ended March 31, 2025.

Cost of revenues. Our cost of revenues consists of finished goods, lumber, hardware and materials and plus direct labor and related costs, net of any material discounts from vendors. Cost of revenues increased by $3,692,291, or 312.2%, to $4,874,990 for the three months ended March 31, 2025 from $1,182,699 for the three months ended March 31, 2024. Such increase was primarily attributed to the acquisition of CMD, which contributed $3,898,835 to cost of revenues for the three months ended March 31, 2025. As a percentage of revenues, cost of revenues was 48.3% and 56.7% for the three months ended March 31, 2025 and 2024, respectively.

Personnel costs. Personnel costs include employee salaries and bonuses plus related payroll taxes. It also includes health insurance premiums, 401(k) contributions, and training costs. Our total personnel costs increased by $837,649, or 92.0%, to $1,748,240 for the three months ended March 31, 2025 from $910,591 for the three months ended March 31, 2024. Such increase was primarily attributed to the acquisition of CMD, which contributed $1,520,149 to personnel costs for the three months ended March 31, 2025. As a percentage of revenue, personnel costs were 17.3% and 43.7% for the three months ended March 31, 2025 and 2024, respectively.

Depreciation and amortization. Our total depreciation and amortization expense increased by $179,280, or 104.2%, to $351,390 for the three months ended March 31, 2025 from $172,110 for the three months ended March 31, 2024. Such increase was primarily as a result of acquired intangibles in the acquisition of CMD on December 16, 2024.

General and administrative expenses. Our general and administrative expenses consist primarily of insurance expense, rent expense, management fees, advertising, bank fees, bad debt allowances, and other general expenses incurred in connection with general operations. Our total general and administrative expenses increased by $667,014, or 150.9%, to $1,108,912 for the three months ended March 31, 2025 from $441,898 for the three months ended March 31, 2024. Such increase was primarily attributed to the acquisition of CMD, which contributed $633,243 to general and administrative expenses for the three months ended March 31, 2025. As a percentage of revenue, general and administrative expenses were 11.0% and 21.2% for the three months ended March 31, 2025 and 2024, respectively.

Professional fees. Our total professional fees decreased by $446,627, or 17.5%, to $2,098,562 for the three months ended March 31, 2025 from $2,545,189 for the three months ended March 31, 2024. Such decrease was primarily attributed to higher consulting fees, investor relations, and other public company related fees during the prior period, offset by the acquisition of CMD, which contributed $712,979 to professional fees for the three months ended March 31, 2025. As a percentage of revenue, professional fees were 20.8% and 122.1% for the three months ended March 31, 2025 and 2024, respectively.

Total other income (expense). We had $200,745 in total other expense, net, for the three months ended March 31, 2025, as compared to other expense, net, of $7,527,076 for the three months ended March 31, 2024. Total other expense, net, for the three months ended March 31, 2025 consisted of interest expense of $1,123,576, amortization of debt discounts of $465,050, a loss on extinguishment of debt of $2,301,198, and a loss on change in fair value of derivative liabilities of $35,000, offset by a gain on change in fair value of warrant liabilities of $3,669,798, a gain on disposal of property and equipment of $53,554, and other income of $727. Total other expense, net, for the three months ended March 31, 2024 consisted of interest expense of $1,001,770, amortization of debt discounts of $3,592,107, a loss on extinguishment of debt of $421,875, a loss on change in fair value of derivative liabilities of $612,462, and a loss on change in fair value of warrant liabilities of $1,902,200, offset by other income of $3,338.

Income tax provision.  We had an income tax benefit of $72,000 and $89,000 for the three months ended March 31, 2025 and 2024, respectively.

Net loss from continuing operations. As a result of the cumulative effect of the factors described above, we had a net loss from continuing operations of $227,367 for the three months ended March 31, 2025, as compared to $10,606,109 for the three months ended March 31, 2024.

Liquidity and Capital Resources

As of March 31, 2025, we had cash and cash equivalents of $1,108,477 and restricted cash of $1,358,968. To date, we have financed our operations primarily through revenue generated from operations, cash proceeds from financing activities, borrowings, and equity contributions by our shareholders.

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

Our primary use of funds will be for future acquisitions, public company expenses including regular distributions to our shareholders, investments in future acquisitions, payments to our manager pursuant to the management services agreement, potential payment of profit allocation to our manager and potential put price to our manager in respect of the allocation shares it owns. The management fee, expenses, potential profit allocation and potential put price are paid before distributions to shareholders and may be significant and exceed the funds we hold, which may require us to dispose of assets or incur debt to fund such expenditures. See Item 1. “Business—Our Manager” included in the Annual Report for more information concerning the management fee, the profit allocation and put price.

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

Our manager, as holder of 100% of our allocation shares, is entitled to receive a twenty percent (20%) profit allocation as a form of preferred equity distribution, subject to an annual hurdle rate of eight percent (8%), as follows. Upon the sale of a subsidiary, our manager will be paid a profit allocation if the sum of (i) the excess of the gain on the sale of such subsidiary over a high-water mark plus (ii) the subsidiary’s net income since its acquisition by us exceeds the 8% hurdle rate. The 8% hurdle rate is the product of (i) a 2% rate per quarter, multiplied by (ii) the number of quarters such subsidiary was held by us, multiplied by (iii) the subsidiary’s average share (determined based on gross assets, generally) of our consolidated net equity (determined according to U.S. generally accepted accounting principles, or GAAP, with certain adjustments). In certain circumstances, after a subsidiary has been held for at least 5 years, our manager may also trigger a profit allocation with respect to such subsidiary (determined based solely on the subsidiary’s net income since its acquisition). The amount of profit allocation may represent a significant cash payment and is senior in right to payments of distributions to our shareholders. Therefore, the amount of profit allocation paid, when paid, will reduce the amount of cash available to us for our operating and investing activities, including future acquisitions. See Item 1. “Business—Our Manager—Our Manager as an Equity Holder—Manager’s Profit Allocation” included in the Annual Report for more information on the calculation of the profit allocation.

Our operating agreement also contains a supplemental put provision, which gives our manager the right, subject to certain conditions, to cause us to purchase the allocation shares then owned by our manager upon termination of the management services agreement. The amount of put price under the supplemental put provision is determined by assuming all of our subsidiaries are sold at that time for their fair market value and then calculating the amount of profit allocation would be payable in such a case. If the management services agreement is terminated for any reason other than our manager’s resignation, the payment to our manager could be as much as twice the amount of such hypothetical profit allocation. As is the case with profit allocation, the calculation of the put price is complex and based on many factors that cannot be predicted with any certainty at this time. See Item 1. “Business—Our Manager—Our Manager as an Equity Holder—Supplemental Put Provision” included in the Annual Report for more information on the calculation of the put price. The put price obligation, if our manager exercises its put right, will represent a significant cash payment and is senior in right to payments of distributions to our shareholders. Therefore, the amount of put price will reduce the amount of cash available to us for our operating and investing activities, including future acquisitions.

Summary of Cash Flow

The following table provides detailed information about our net cash flows from continuing operations for the periods indicated:

	Three Months Ended March 31,
	2025	2024
Net cash provided by (used in) operating activities from continuing operations	$765,599	$(3,920,506)
Net cash provided by investing activities	43,760	-
Net cash provided by (used in) financing activities from continuing operations	(2,157,968)	3,464,188
Net change in cash and cash equivalents and restricted cash	(1,348,609)	(456,318)
Cash and cash equivalents at the beginning of period	3,816,054	610,182
Cash and cash equivalents and restricted cash at the end of period	$2,467,445	$153,864

Net cash provided by operating activities from continuing operations was $765,599 for the three months ended March 31, 2025, as compared to net cash used in operating activities from continuing operations of $3,920,506 for the three months ended March 31, 2024. Significant factors affecting the increase in net cash used in operating activities were decreased net loss and increased accounts payable and accrued expenses, offset by decreased contract assets.

Net cash provided by investing activities was $43,760 for the three months ended March 31, 2025, as compared to $0 for the three months ended March 31, 2024. The increase in the net cash used in investing activities was primarily a result of the proceeds received in the disposal of property and equipment.

Net cash used in financing activities from continuing operations was $2,157,968 for the three months ended March 31, 2025, as compared to net cash provided by financing activities from continuing operations of $3,464,188 for the three months ended March 31, 2024. The decrease in the net cash provided by financing activities was primarily a result of no debt or equity offerings, as well as repayments of notes payable, during the current period.

Debt

The following table shows aggregate figures for our total debt that is coming due in the short and long term as of March 31, 2025. For a complete description of the terms of our outstanding debt, please see Note 11 to our condensed consolidated financial statements above and Notes 14, 15 and 16 to our consolidated financial statements for the years ended December 31, 2024 and 2023 included in the Annual Report.

	Short-Term	Long-Term	Total Debt
Notes Payable
Vehicle loans	$38,810	$1,408	$40,218
6% Subordinated promissory note	500,000	-	500,000
Purchase and sale of future revenues loan	687,750	-	687,750
12% subordinated promissory note for services	500,000	-	500,000
20% OID subordinated promissory notes	4,076,898	-	4,076,898
25% OID subordinated promissory note	1,455,600	-	1,455,600
Total notes payable	7,259,058	1,408	7,260,466
Less: debt discounts	(73,792)	-	(73,792)
Total notes payable, net	7,185,266	1,408	7,186,674

Related Party Notes Payable
Related party promissory note	578,290	-	578,290

Convertible Notes Payable
Secured convertible promissory notes	22,819,184	-	22,819,184
Less: debt discounts	(666,760)	-	(666,760)
Total convertible notes payable, net	22,152,424	-	22,152,424

Finance Leases
Finance leases	184,605	376,074	560,679

Total combined debt	$30,841,137	$377,482	$31,218,619
Less: combined debt discounts	(740,552)	-	(740,552)
Total combined debt, net	$30,100,585	$377,482	$30,478,067

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

For a description of the accounting policies that, in management’s opinion, involve the most significant application of judgment or involve complex estimation and which could, if different judgment or estimates were made, materially affect our reported financial position, results of operations, or cash flows, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in the Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. As a result of this evaluation, our chief executive officer and chief financial officer have concluded that, because of the material weaknesses described in Item 9A “Controls and Procedures” of the Annual Report, which we are still in the process of remediating as of March 31, 2025, our disclosure controls and procedures were not effective as of March 31, 2025. Investors are directed to Item 9A of the Annual Report for the description of these weaknesses. Notwithstanding the identified material weaknesses, management, including our chief executive officer and chief financial officer, believes the consolidated financial statements included in this report fairly represent, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with GAAP.

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

Other than the remedial changes described below, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

As disclosed in the Annual Report, our management has identified the steps necessary to address the material weaknesses, and in the first quarter of 2025, we continued to implement the following remedial procedures:

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

We continue to enhance corporate oversight over process-level controls and structures to ensure that there is an appropriate assignment of authority, responsibility, and accountability to enable remediation of our material weaknesses. While management believes that the steps that we have taken and plan to take will be sufficient to remediate the identified material weaknesses and improve the overall system of internal control over financial reporting, the material weaknesses cannot be considered remediated until the applicable relevant controls operate for a sufficient period of time. As we continue to evaluate, and work to improve, our internal control over financial reporting, management may determine that additional measures to address control deficiencies or modifications to the remediation plan are necessary.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the three months ended March 31, 2025 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

We did not repurchase any of our common shares during the three months ended March 31, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description of Exhibit
3.1	Certificate of Formation of 1847 Holdings LLC (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed on February 7, 2014)
3.2	Second Amended and Restated Operating Agreement of 1847 Holdings LLC, dated January 19, 2018 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 22, 2018)
3.3	Amendment No. 1 to Second Amended and Restated Operating Agreement (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 11, 2021)
3.4	Amendment No. 2 to Second Amended and Restated Operating Agreement of 1847 Holdings LLC, dated October 16, 2023 (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed on October 16, 2023)
3.5	Amendment No. 3 to Second Amended and Restated Operating Agreement of 1847 Holdings LLC, dated December 19, 2023 (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-1 filed on January 24, 2024)
3.6	Amendment No. 4 to Second Amended and Restated Operating Agreement of 1847 Holdings LLC, dated March 11, 2025 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 17, 2025)
4.1	Amended and Restated Share Designation of Series A Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on April 1, 2021)
4.2	Amendment No. 1 to Amended and Restated Share Designation of Series A Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on October 5, 2021)
4.3	Share Designation of Series C Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 23, 2024)
4.4	Share Designation of Series D Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q filed on August 19, 2024)

4.5	Share Designation of Series F Convertible Preferred Shares (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 31, 2025)
4.6	Form of Series B Warrant to Purchase Common Shares, dated October 30, 2024 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on October 31, 2024)
4.7	Form of Common Share Purchase Warrant issued by 1847 Holdings LLC on May 8, 2024 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on May 14, 2024)
4.8	Common Share Purchase Warrant issued by 1847 Holdings LLC to Spartan Capital Securities, LLC on May 8, 2024 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on May 14, 2024)
4.9	Warrant Agency Agreement, dated August 11, 2023, between 1847 Holdings LLC and VStock Transfer, LLC and Form of Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 14, 2023)
4.10	Common Share Purchase Warrant issued by 1847 Holdings LLC to Spartan Capital Securities, LLC on August 11, 2023 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on August 14, 2023)
4.11	Common Share Purchase Warrant issued by 1847 Holdings LLC to J.H. Darbie & Co., Inc. on February 22, 2023 (incorporated by reference to Exhibit 4.6 to Amendment No. 1 to Registration Statement on Form S-3 filed on April 28, 2023)
4.12	Common Share Purchase Warrant issued by 1847 Holdings LLC to J.H. Darbie & Co., Inc. on February 9, 2023 (incorporated by reference to Exhibit 4.10 to Amendment No. 1 to Registration Statement on Form S-3 filed on April 28, 2023)
4.13	Common Share Purchase Warrant issued by 1847 Holdings LLC to J.H. Darbie & Co., Inc. on February 3, 2023 (incorporated by reference to Exhibit 4.13 to Amendment No. 1 to Registration Statement on Form S-3 filed on April 28, 2023)
4.14	Warrant Agent Agreement, dated January 3, 2023, between 1847 Holdings LLC and VStock Transfer, LLC and form of Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on January 9, 2023)
4.15	Common Share Purchase Warrant issued to Craft Capital Management LLC on August 5, 2022 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 8, 2022)
4.16	Common Share Purchase Warrant issued to R.F. Lafferty & Co. Inc. on August 5, 2022 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on August 8, 2022)
4.17	Warrant for Common Shares issued by 1847 Holdings LLC to J.H. Darbie & Co., Inc. on July 8, 2022 (incorporated by reference to Exhibit 4.18 to the Registration Statement on Form S-3 filed on February 1, 2023)
4.18	Warrant for Common Shares issued by 1847 Holdings LLC to Leonite Capital LLC on October 8, 2021 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on October 13, 2021)
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2025	1847 HOLDINGS LLC

/s/ Ellery W. Roberts
	Name:	Ellery W. Roberts
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Vernice L. Howard
	Name:	Vernice L. Howard
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)