Form 10-K/A
period 2024-12-31
1847 Holdings LLC
filed 2025-08-08
CIK 1599407

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

1847 Holdings LLC

Annual Report on Form 10-K

Year Ended December 31, 2024

i

EXPLANATORY NOTE

1847 Holdings LLC (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was originally filed with the Securities and Exchange Commission on March 31, 2025 (the “Original 10-K”). This Amendment is being filed solely for the purpose of furnishing revised certifications by our principal executive officer and principal financial officer as Exhibits 32.1 and 32.2, pursuant to Section 906 of the Sarbanes-Oxley Act of 2022 (the “906 Certifications”). As a result of a typographical error, the 906 Certifications attached as Exhibits 32.1 and 32.2 to the Original 10-K referenced the incorrect fiscal year. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment also contains new certifications by our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Other than as expressly set forth herein, this Amendment does not, and does not purport to, amend, update or restate the information in the Original 10-K or reflect any events that have occurred after the Original 10-K was filed. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time as of which the Original 10-K was filed. This Amendment should be read together with the Original 10-K.

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

(3) Index to Exhibits:

See exhibits listed under Part (b) below.

(b) Exhibits:

Exhibit No.	Description
3.1	Certificate of Formation of 1847 Holdings LLC (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed on February 7, 2014)
3.2	Second Amended and Restated Operating Agreement of 1847 Holdings LLC, dated January 19, 2018 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 22, 2018)
3.3	Amendment No. 1 to Second Amended and Restated Operating Agreement (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 11, 2021)
3.4	Amendment No. 2 to Second Amended and Restated Operating Agreement of 1847 Holdings LLC, dated October 16, 2023 (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed on October 16, 2023)
3.5	Amendment No. 3 to Second Amended and Restated Operating Agreement of 1847 Holdings LLC, dated December 19, 2023 (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-1 filed on January 24, 2024)
3.6	Amendment No. 4 to Second Amended and Restated Operating Agreement of 1847 Holdings LLC, dated March 11, 2025 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on March 17, 2025)
4.1	Description of Securities of 1847 Holdings LLC (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed on March 31, 2025)
4.2	Amended and Restated Share Designation of Series A Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on April 1, 2021)
4.3	Amendment No. 1 to Amended and Restated Share Designation of Series A Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on October 5, 2021)
4.4	Share Designation of Series C Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 23, 2024)
4.5	Share Designation of Series D Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q filed on August 19, 2024)
4.6	Share Designation of Series E Preferred Shares (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on December 31, 2024)
4.7	Share Designation of Series F Convertible Preferred Shares (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 31, 2025)
4.8	Form of Pre-Funded Warrant to Purchase Common Shares, dated December 16, 2024 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on December 18, 2024)
4.9	Form of Series A Warrant to Purchase Common Shares, dated December 16, 2024 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on December 18, 2024)
4.10	Form of Series B Warrant to Purchase Common Shares, dated December 16, 2024 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on December 18, 2024)
4.11	Form of Series A Warrant to Purchase Common Shares, dated October 30, 2024 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on October 31, 2024)
4.12	Form of Series B Warrant to Purchase Common Shares, dated October 30, 2024 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on October 31, 2024)
4.13	Form of Common Share Purchase Warrant issued by 1847 Holdings LLC on May 8, 2024 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on May 14, 2024)
4.14	Common Share Purchase Warrant issued by 1847 Holdings LLC to Spartan Capital Securities, LLC on May 8, 2024 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on May 14, 2024)

4.15	Warrant Agency Agreement, dated August 11, 2023, between 1847 Holdings LLC and VStock Transfer, LLC and Form of Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 14, 2023)
4.16	Common Share Purchase Warrant issued by 1847 Holdings LLC to Spartan Capital Securities, LLC on August 11, 2023 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on August 14, 2023)
4.17	Common Share Purchase Warrant issued by 1847 Holdings LLC to J.H. Darbie & Co., Inc. on February 22, 2023 (incorporated by reference to Exhibit 4.6 to Amendment No. 1 to Registration Statement on Form S-3 filed on April 28, 2023)
4.18	Common Share Purchase Warrant issued by 1847 Holdings LLC to J.H. Darbie & Co., Inc. on February 9, 2023 (incorporated by reference to Exhibit 4.10 to Amendment No. 1 to Registration Statement on Form S-3 filed on April 28, 2023)
4.19	Common Share Purchase Warrant issued by 1847 Holdings LLC to J.H. Darbie & Co., Inc. on February 3, 2023 (incorporated by reference to Exhibit 4.13 to Amendment No. 1 to Registration Statement on Form S-3 filed on April 28, 2023)
4.20	Warrant Agent Agreement, dated January 3, 2023, between 1847 Holdings LLC and VStock Transfer, LLC and form of Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on January 9, 2023)
4.21	Common Share Purchase Warrant issued to Craft Capital Management LLC on August 5, 2022 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 8, 2022)
4.22	Common Share Purchase Warrant issued to R.F. Lafferty & Co. Inc. on August 5, 2022 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on August 8, 2022)
4.23	Warrant for Common Shares issued by 1847 Holdings LLC to J.H. Darbie & Co., Inc. on July 8, 2022 (incorporated by reference to Exhibit 4.18 to the Registration Statement on Form S-3 filed on February 1, 2023)
4.24	Warrant for Common Shares issued by 1847 Holdings LLC to Leonite Capital LLC on October 8, 2021 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on October 13, 2021)
10.1	Management Services Agreement, dated April 15, 2013, between 1847 Holdings LLC and 1847 Partners LLC (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1/A filed on March 14, 2014)
10.2	Amendment No. 1 to Management Services Agreement, dated September 15, 2013, between 1847 Holdings LLC and 1847 Partners LLC (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 filed on February 7, 2014)
10.3	Management Services Agreement, dated March 30, 2021, between 1847 Wolo Inc. and 1847 Partners LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on April 5, 2021)
10.4	Amendment No. 1 to Management Services Agreement, dated March 30, 2023, between 1847 Wolo Inc. and 1847 Partners LLC (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on April 5, 2023)
10.5	Amended and Restated Management Services Agreement, dated October 8, 2021, between 1847 Cabinet Inc. and 1847 Partners LLC (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on October 13, 2021)
10.6	Management Services Agreement, dated December 16, 2024, 1847 Partners LLC and 1847 CMD Inc. (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed on December 18, 2024)
10.7	Form of Cancellation and Exchange Agreement, dated March 25, 2025 (Series A Warrants) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 31, 2025)
10.8	Form of Cancellation and Exchange Agreement, dated March 25, 2025 (Common Shares) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 31, 2025)
10.9	Form of Securities Purchase Agreement, dated December 13, 2024, among 1847 Holdings LLC and the Purchasers signatory thereto (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed on December 18, 2024)
10.10	Form of Registration Rights Agreement, dated December 13, 2024, among 1847 Holdings LLC and the Purchasers signatory thereto (incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K filed on December 18, 2024)

10.11	Stock and Membership Interest Purchase Agreement, dated November 4, 2024, between 1847 CMD Inc. and Chris Day (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 18, 2024)
10.12	Amended and Restated Stock and Membership Interest Purchase Agreement, dated December 5, 2024, between 1847 CMD Inc. and Chris Day (incorporated by reference to Exhibit 10. 2 to the Current Report on Form 8-K filed on December 18, 2024)
10.13	Amendment No. 1 to Amended and Restated Stock and Membership Interest Purchase Agreement, dated December 13, 2024, between 1847 CMD Inc., Chris Day and The CD Trust, dated October 18, 2021 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on December 18, 2024)
10.14	Amendment No. 2 to Amended and Restated Stock and Membership Interest Purchase Agreement, dated December 16, 2024, between 1847 CMD Inc., Chris Day and The CD Trust, dated October 18, 2021 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on December 18, 2024)
10.15	Promissory Note issued by 1847 CMD Inc. to The CD Trust, dated October 18, 2021 on December 16, 2024 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on December 18, 2024)
10.16	Security Agreement, dated December 16, 2024, among 1847 CMD Inc., CMD Inc., CMD Finish Carpentry LLC and The CD Trust, dated October 18, 2021 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on December 18, 2024)
10.17	Pledge Agreement, dated December 16, 2024, between 1847 Holdings LLC and The CD Trust, dated October 18, 2021 (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on December 18, 2024)
10.18	Pledge Agreement, dated December 16, 2024, between 1847 CMD Inc. and The CD Trust, dated October 18, 2021 (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on December 18, 2024)
10.19	Guaranty, dated December 16, 2024, among 1847 Holdings LLC, CMD Inc., CMD Finish Carpentry LLC and The CD Trust, dated October 18, 2021 (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on December 18, 2024)
10.20	Promissory Note issued by 1847 Cabinets Inc., High Mountain Door & Trim Inc., Sierra Homes, LLC d/b/a Innovative Cabinets & Design and Kyle’s Custom Wood Shop, Inc. to Breadcrumbs Capital LLC on June 28, 2024 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 19, 2024)
10.21	Security Agreement, dated June 28, 2024, among 1847 Cabinets Inc., High Mountain Door & Trim Inc., Sierra Homes, LLC d/b/a Innovative Cabinets & Design, Kyle’s Custom Wood Shop, Inc. and Breadcrumbs Capital LLC (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on August 19, 2024)
10.22	Assignment and Assumption of Accounts Receivable Agreement, dated June 28, 2024, among 1847 Cabinets Inc., High Mountain Door & Trim Inc., Sierra Homes, LLC d/b/a Innovative Cabinets & Design, Kyle’s Custom Wood Shop, Inc. and Breadcrumbs Capital LLC (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on August 19, 2024)
10.23	Memorandum of Understanding, dated June 28, 2024, between 1847 Holdings LLC and Breadcrumbs Capital LLC (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on August 19, 2024)
10.24	Third Amended and Restated 20% OID Subordinated Promissory Note issued by 1847 Holdings LLC to Target Capital 15 LLC on June 24, 2024 (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 filed on September 18, 2024)
10.25	Note Extension Agreement, dated August 20, 2024, between 1847 Holdings LLC and Target Capital 15 LLC (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 filed on September 18, 2024)
10.26	Note Extension Agreement, dated November 15, 2024, between 1847 Holdings LLC and Target Capital 15 LLC (incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-1 filed on February 14, 2025)

10.27	Note Extension Agreement, dated December 16, 2024, between 1847 Holdings LLC and Target Capital 15 LLC (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-1 filed on February 14, 2025)
10.28	Promissory Note issued by 1847 Holdings LLC to Leonite Capital LLC on May 9, 2024 (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on August 19, 2024)
10.29	Memorandum of Understanding, dated May 9, 2024, between 1847 Holdings LLC and Leonite Capital LLC (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed on August 19, 2024)
10.30	Note Purchase Agreement, dated October 8, 2021, among 1847 Holdings LLC, 1847 Asien Inc., 1847 Wolo Inc., 1847 Cabinet Inc., Asien’s Appliance, Inc., Wolo Mfg. Corp., Wolo Industrial Horn & Signal, Inc., Kyle’s Custom Wood Shop, Inc., High Mountain Door & Trim Inc., Sierra Homes, LLC, SILAC Insurance Company and Leonite Capital, LLC (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed on October 13, 2021)
10.31	Amendment to Note Purchase Agreement, dated January 22, 2024, among 1847 Holdings LLC, 1847 Asien Inc., 1847 Wolo Inc., 1847 Cabinet Inc., Asien’s Appliance, Inc., Wolo Mfg. Corp., Wolo Industrial Horn & Signal, Inc., Kyle’s Custom Wood Shop, Inc., High Mountain Door & Trim Inc., Sierra Homes, LLC, SILAC Insurance Company and Leonite Capital, LLC (incorporated by reference to Exhibit 10.29 to the Registration Statement on Form S-1 filed on February 14, 2025)
10.32	Second Amendment to Note Purchase Agreement, dated February 28, 2024, among 1847 Holdings LLC, 1847 Asien Inc., 1847 Wolo Inc., 1847 Cabinet Inc., Asien’s Appliance, Inc., Wolo Mfg. Corp., Wolo Industrial Horn & Signal, Inc., Kyle’s Custom Wood Shop, Inc., High Mountain Door & Trim Inc., Sierra Homes, LLC, SILAC Insurance Company and Leonite Capital, LLC (incorporated by reference to Exhibit 10.30 to the Registration Statement on Form S-1 filed on February 14, 2025)
10.33	Third Amendment to Note Purchase Agreement and Other Transaction Documents, dated September 30, 2024, among 1847 Holdings LLC, 1847 Wolo Inc., 1847 Cabinet Inc., Kyle’s Custom Wood Shop, Inc., High Mountain Door & Trim Inc., Sierra Homes LLC, Wolo Industrial Horn & Signal, Inc., Wolo Mfg. Corp., Leonite Capital LLC, Altimir Partners LP and Beaman Special Opportunities Partners, LP (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on November 19, 2024)
10.34	Secured Convertible Promissory Note issued by 1847 Holdings LLC to SILAC Insurance Company on October 8, 2021 (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed on October 13, 2021)
10.35	Secured Convertible Promissory Note issued by 1847 Holdings LLC to SILAC Insurance Company on October 8, 2021 (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K filed on October 13, 2021)
10.36	Secured Convertible Promissory Note issued by 1847 Holdings LLC to Leonite Capital LLC on October 8, 2021 (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed on October 13, 2021)
10.37	Guaranty Agreement, dated October 8, 2021, among 1847 Asien Inc., 1847 Wolo Inc., 1847 Cabinet Inc., Asien’s Appliance, Inc., Wolo Mfg. Corp., Wolo Industrial Horn & Signal, Inc., Kyle’s Custom Wood Shop, Inc., High Mountain Door & Trim Inc., Sierra Homes, LLC and Leonite Capital LLC (incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K filed on October 13, 2021)
10.38	Security Agreement, dated October 8, 2021, among 1847 Holdings LLC, 1847 Asien Inc., 1847 Wolo Inc., 1847 Cabinet Inc., Asien’s Appliance, Inc., Wolo Mfg. Corp., Wolo Industrial Horn & Signal, Inc., Kyle’s Custom Wood Shop, Inc., High Mountain Door & Trim Inc., Sierra Homes, LLC and Leonite Capital, LLC (incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K filed on October 13, 2021)
10.39	Intellectual Property Security Agreement, dated October 8, 2021, among Wolo Mfg. Corp., Wolo Industrial Horn & Signal, Inc. and Leonite Capital, LLC (incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K filed on October 13, 2021)
10.40	Second Amended and Restated Secured Promissory Note issued by 1847 Holdings LLC to 1847 Cabinet Inc. on October 8, 2021 (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on October 13, 2021)

10.41	Letter Agreement, dated March 30, 2023, among 1847 Holdings LLC, 1847 Cabinet Inc., Stephen Mallatt, Jr. and Rita Mallatt (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on April 5, 2023)
10.42	Industrial Lease, dated September 1, 2020, between Kyle’s Custom Wood Shop, Inc. and Stephen Mallatt, Jr. and Rita Mallatt (incorporated by reference to Exhibit 10.47 to the Annual Report on Form 10-K filed on April 15, 2021)
10.43	Standard Lease Agreement, dated June 9, 2021, between Emerald Town, LLC and Kyle’s Custom Wood Shop, Inc. (incorporated by reference to Exhibit 10.22 to Amendment No. 1 to Registration Statement on Form S-1/A filed on January 31, 2022)
10.44	Lease, dated December 7, 2020, between SW Commerce Reno, LLC and Sierra Homes, LLC (incorporated by reference to Exhibit 10.26 to Amendment No. 1 to Registration Statement on Form S-1/A filed on January 31, 2022)
10.45	Agreement of Lease, dated October 4, 1978, between PKI Reality LLC and Wolo Mfg. Corp., as amended (incorporated by reference to Exhibit 10.27 to Amendment No. 1 to Registration Statement on Form S-1/A filed on January 31, 2022)
10.46	Lease, dated December 16, 2024, between Delancey LLC and 1847 CMD Inc. (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on December 18, 2024)
10.47	Lease, dated December 16, 2024, between CD Gowan LLC and 1847 CMD Inc. (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed on December 18, 2024)
10.48†	Employment Offer Letter, dated September 7, 2021, between Vernice L. Howard and 1847 Holdings LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on September 10, 2021)
10.49†	Letter Agreement Regarding the Assignment, Assumption and Amendment of Employment Agreement, dated March 23, 2022, among 1847 Holdings LLC, 1847 HQ Inc. and Vernice L. Howard (incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K filed on March 31, 2022)
10.50†	Employment Offer Letter, March 1, 2023, between Glyn C. Milburn and 1847 HQ Inc. (incorporated by reference to Exhibit 10.59 to the Registration Statement on Form S-1 filed on January 24, 2024)
10.51†	Employment Offer Letter, July 29, 2024, between Eric Vandam and 1847 HQ Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 22, 2024)
10.52	Form of Independent Director Agreement between 1847 Holdings LLC and each independent director (incorporated by reference to Exhibit 10.31 to Amendment No. 1 to Registration Statement on Form S-1/A filed on January 31, 2022)
10.53	Form of Indemnification Agreement between 1847 Holdings LLC and each independent director (incorporated by reference to Exhibit 10.32 to Amendment No. 1 to Registration Statement on Form S-1/A filed on January 31, 2022)
10.54†	1847 Holdings LLC 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.61 to the Registration Statement on Form S-1 filed on May 18, 2023)
10.55†	Amendment No. 1 to 1847 Holdings LLC 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.48 to the Registration Statement on Form S-1 filed on September 18, 2024)
10.56†	Amendment No. 2 to 1847 Holdings LLC 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.49 to the Registration Statement on Form S-1 filed on September 18, 2024)
10.57†	Amendment No. 3 to 1847 Holdings LLC 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on March 17, 2025)
10.58†	Form of Share Option Agreement (incorporated by reference to Exhibit 10.62 to the Registration Statement on Form S-1 filed on May 18, 2023)
10.58†	Form of Restricted Share Award Agreement (incorporated by reference to Exhibit 10.63 to the Registration Statement on Form S-1 filed on May 18, 2023)
10.60†	Form of Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.64 to the Registration Statement on Form S-1 filed on May 18, 2023)

14.1	Code of Business Ethics and Conduct (incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K filed on April 11, 2023)
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K filed on April 11, 2023)
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Registration Statement on Form S-1 filed on February 14, 2025)
23.1	Consent of Sadler, Gibb & Associates, LLC (incorporated by reference to Exhibit 23.1 to the Annual Report on Form 10-K filed on March 31, 2025)
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K filed on April 25, 2024)
101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K (incorporated by reference to Exhibit 101 to the Annual Report on Form 10-K filed on March 31, 2025)
104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set (incorporated by reference to Exhibit 104 to the Annual Report on Form 10-K filed on March 31, 2025)

*	Filed herewith
**	Furnished herewith
†	Executive compensation plan or arrangement

ITEM 16.	FORM 10-K SUMMARY.

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

Date: August 8, 2025	1847 HOLDINGS LLC

/s/ Ellery W. Roberts
	Name:	Ellery W. Roberts
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Vernice L. Howard
	Name:	Vernice L. Howard
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Ellery W. Roberts	Chairman and Chief Executive Officer (principal executive officer)	August 8, 2025
Ellery W. Roberts

/s/ Vernice L. Howard	Chief Financial Officer (principal financial and accounting officer)	August 8, 2025
Vernice L. Howard

/s/ Robert D. Barry	Director	August 8, 2025
Robert D. Barry

/s/ Michele A. Chow-Tai	Director	August 8, 2025
Michele A. Chow-Tai

/s/ Clark R. Crosnoe	Director	August 8, 2025
Clark R. Crosnoe

/s/ Paul A. Froning	Director	August 8, 2025
Paul A. Froning

/s/ Lawrence X. Taylor	Director	August 8, 2025
Lawrence X. Taylor