Form 10-Q
period 2025-06-30
1847 Holdings LLC
filed 2025-08-14
CIK 1599407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2025

or

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares	EFSH	N/A(1)

(1)	On July 9, 2025, NYSE American LLC filed a Form 25 with the U.S. Securities and Exchange Commission to delist the common shares from NYSE American LLC. The deregistration of the common shares under Section 12(b) of the Act will be effective 90 days, or such shorter period as the U.S. Securities and Exchange Commission may determine, after filing of the Form 25.

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

As of August 13, 2025, there were 38,152,300 common shares of the registrant issued and outstanding.

1847 HOLDINGS LLC

Quarterly Report on Form 10-Q

Period Ended June 30, 2025

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

1847 HOLDINGS LLC

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(UNAUDITED)
ASSETS
Current Assets
Cash and cash equivalents	$1,033,578	$2,457,086
Restricted cash	500,929	1,358,968
Accounts receivable, net	9,159,479	5,361,405
Contract assets	2,582,743	1,892,532
Inventories, net	11,830	18,530
Prepaid expenses and other current assets	637,718	478,386
Assets held for sale	901,347	1,063,586
Total Current Assets	14,827,624	12,630,493

Property and equipment, net	968,504	1,115,208
Operating lease right-of-use assets	1,659,413	1,964,276
Long-term deposits	40,099	34,499
Intangible assets, net	12,040,780	12,524,346
Goodwill	5,309,876	5,309,876
Non-current assets held for sale	-	69,040
TOTAL ASSETS	$34,846,296	$33,647,738

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$11,828,446	$5,853,307
Contract liabilities	1,032,727	1,199,587
Current portion of operating lease liabilities	470,728	543,809
Current portion of finance lease liabilities	187,201	182,043
Current portion of notes payable, net	7,422,716	7,785,911
Current portion of convertible notes payable, net	22,467,583	22,089,149
Current portion of related party note payable	616,883	578,290
Derivative liabilities	-	185,000
Warrant liabilities	57,860,005	85,779,788
Liabilities held for sale	284,497	361,368
Total Current Liabilities	102,170,786	124,558,252

Operating lease liabilities, net of current portion	1,354,930	1,473,795
Finance lease liabilities, net of current portion	328,290	423,198
Notes payable, net of current portion	-	8,530
Related party note payable, net of current portion	950,738	-
Deferred tax liabilities, net	3,144,000	3,650,000
TOTAL LIABILITIES	107,948,744	130,113,775

Shareholders’ Deficit
Series A senior convertible preferred shares, no par value, 4,450,460 shares designated; 50,592 shares issued and outstanding as of June 30, 2025 and December 31, 2024	39,877	39,877
Series C senior convertible preferred shares, no par value, 83,603 shares designated; 83,603 shares issued and outstanding as of June 30, 2025 and December 31, 2024	403,470	403,470
Series D senior convertible preferred shares, no par value, 7,292,036 shares designated; 6,293,022 shares issued and outstanding as of June 30, 2025 and December 31, 2024	600,100	600,100
Series F convertible preferred shares, no par value, 1,027 shares designated; 1,027 and 0 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	1,138,332	-
Allocation shares, 1,000 shares authorized; 1,000 shares issued and outstanding as of June 30, 2025 and December 31, 2024	1,000	1,000
Common shares, $0.001 par value, 2,000,000,000 shares authorized; 32,303,735 and 25,400,386 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	32,304	25,400
Additional paid-in capital	79,653,479	79,403,793
Accumulated deficit	(153,043,564)	(175,096,154)
TOTAL 1847 HOLDINGS SHAREHOLDERS’ DEFICIT	(71,175,002)	(94,622,514)
NON-CONTROLLING INTERESTS	(1,927,446)	(1,843,523)
TOTAL SHAREHOLDERS’ DEFICIT	(73,102,448)	(96,466,037)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$34,846,296	$33,647,738

The accompanying notes are an integral part of these condensed consolidated financial statements.

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$12,806,457	$2,665,805	$22,889,929	$4,750,259

Operating Expenses
Cost of revenues	6,125,355	1,476,547	11,000,345	2,659,246
Personnel	1,995,320	1,089,039	3,743,560	1,999,630
Depreciation and amortization	352,055	168,072	703,445	340,182
General and administrative	1,072,720	502,183	2,181,632	944,081
Professional fees	674,994	1,094,000	2,773,556	3,639,189
Loss on abandonment of right-of-use asset	112,705	-	112,705	-
Total Operating Expenses	10,333,149	4,329,841	20,515,243	9,582,328

INCOME (LOSS) FROM OPERATIONS	2,473,308	(1,664,036)	2,374,686	(4,832,069)

Other Income (Expense)
Other income	9,595	4,271	10,322	7,609
Gain on disposal of property and equipment	(2,858)	-	50,696	-
Interest expense	(1,052,848)	(898,747)	(2,176,424)	(1,900,517)
Amortization of debt discounts	(472,680)	(2,288,681)	(937,730)	(5,880,788)
Loss on extinguishment of debt	(708,218)	(778,875)	(3,009,416)	(1,200,750)
Gain (loss) on change in fair value of derivative liabilities	220,000	(1,290,563)	185,000	(1,903,025)
Gain on change in fair value of warrant liabilities	24,053,885	3,661,800	27,723,683	1,759,600
Total Other Income (Expense)	22,046,876	(1,590,795)	21,846,131	(9,117,871)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	24,520,184	(3,254,831)	24,220,817	(13,949,940)
Income tax benefit (provision)	(840,000)	308,000	(768,000)	397,000
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	$23,680,184	$(2,946,831)	$23,452,817	$(13,552,940)
Net loss from discontinued operations	(289,252)	(1,959,981)	(477,838)	(2,773,028)
Gain (loss) on disposition of subsidiaries	(858,039)	-	(858,039)	1,060,095
NET LOSS FROM DISCONTINUED OPERATIONS	(1,147,291)	(1,959,981)	(1,335,877)	(1,712,933)
NET INCOME (LOSS)	$22,532,893	$(4,906,812)	$22,116,940	$(15,265,873)

NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS FROM CONTINUING OPERATIONS	49,377	47,285	48,085	84,945
NET (INCOME) LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS FROM DISCONTINUED OPERATIONS	21,694	(15,702)	35,838	(94,814)
NET INCOME (LOSS) ATTRIBUTABLE TO 1847 HOLDINGS	$22,603,964	$(4,875,229)	$22,200,863	$(15,275,742)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS ATTRIBUTABLE TO 1847 HOLDINGS	23,729,561	(2,899,546)	23,500,902	(13,467,995)
NET LOSS FROM DISCONTINUED OPERATIONS ATTRIBUTABLE TO 1847 HOLDINGS	(1,125,597)	(1,975,683)	(1,300,039)	(1,807,747)
NET INCOME (LOSS) ATTRIBUTABLE TO 1847 HOLDINGS	$22,603,964	$(4,875,229)	$22,200,863	$(15,275,742)

PREFERRED SHARE DIVIDENDS	(74,547)	(8,318)	(148,273)	(130,786)
DEEMED DIVIDENDS	-	-	-	(1,000)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$22,529,417	$(4,883,547)	$22,052,590	$(15,407,528)

BASIC EARNINGS (LOSS) PER COMMON SHARE FROM CONTINUING OPERATIONS	$0.75	$(17.36)	$0.80	$(85.66)
BASIC LOSS PER COMMON SHARE FROM DISCONTINUED OPERATIONS	(0.04)	(11.79)	(0.04)	(11.39)
BASIC EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS	$0.71	$(29.15)	$0.76	$(97.05)

DILUTED EARNINGS (LOSS) PER COMMON SHARE FROM CONTINUING OPERATIONS	$0.16	$(17.36)	$0.17	$(85.66)
DILUTED LOSS PER COMMON SHARE FROM DISCONTINUED OPERATIONS	(0.01)	(11.79)	(0.01)	(11.39)
DILUTED EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS	$0.15	$(29.15)	$0.16	$(97.05)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	31,936,484	167,504	29,111,531	158,752
DILUTED	156,273,004	167,504	151,814,168	158,752

The accompanying notes are an integral part of these condensed consolidated financial statements.

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

	Series A Senior Convertible Preferred Shares		Series C Senior Convertible Preferred Shares		Series D Senior Convertible Preferred Shares		Series F Convertible Preferred Shares		Allocation	Common Shares		Additional Paid-In	Accumulated	Non- Controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Shares	Amount	Capital	Deficit	Interests	Deficit
Balance at December 31, 2024	50,592	$39,877	83,603	$403,470	6,293,022	$600,100	-	$-	$1,000	25,400,386	$25,400	$79,403,793	$(175,096,154)	$(1,843,523)	$(96,466,037)
Issuance of common shares upon conversion of convertible notes payable	-	-	-	-	-	-	-	-	-	1,139,388	1,140	255,450	-	-	256,590
Issuance of series F preferred shares upon settlement of series A warrants	-	-	-	-	-	-	1,027	1,138,332	-	-	-	-	-	-	1,138,332
Dividends – series A convertible preferred shares	-	-	-	-	-	-	-	-	-	-	-	-	(8,755)	-	(8,755)
Dividends – series C convertible preferred shares	-	-	-	-	-	-	-	-	-	-	-	-	(12,369)	-	(12,369)
Dividends – series D convertible preferred shares	-	-	-	-	-	-	-	-	-	-	-	-	(52,602)	-	(52,602)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(403,101)	(12,852)	(415,953)
Balance at March 31, 2025	50,592	$39,877	83,603	$403,470	6,293,022	$600,100	1,027	$1,138,332	$1,000	26,539,774	$26,540	$79,659,243	$(175,572,981)	$(1,856,375)	$(95,560,794)
Issuance of common shares upon exercise of warrants	-	-	-	-	-	-	-	-	-	5,763,961	5,764	(5,764)	-	-	-
Dividends – series A convertible preferred shares	-	-	-	-	-	-	-	-	-	-	-	-	(8,852)	-	(8,852)
Dividends – series C convertible preferred shares	-	-	-	-	-	-	-	-	-	-	-	-	(12,506)	-	(12,506)
Dividends – series D convertible preferred shares	-	-	-	-	-	-	-	-	-	-	-	-	(53,189)	-	(53,189)
Net income (loss)	-	-	-	-	-	-	-	-	-	-	-	-	22,603,964	(71,071)	22,532,893
Balance at June 30, 2025	50,592	$39,877	83,603	$403,470	6,293,022	$600,100	1,027	$1,138,332	$1,000	32,303,735	$32,304	$79,653,479	$(153,043,564)	$(1,927,446)	$(73,102,448)

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

	Series A Senior Convertible Preferred Shares		Series B Senior Convertible Preferred Shares		Series D Senior Convertible Preferred Shares		Allocation	Common Shares		Distribution	Additional Paid-In	Accumulated	Non- Controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Shares	Amount	Receivable	Capital	Deficit	Interests	Deficit
Balance at December 31, 2023	226,667	$190,377	91,567	$240,499	-	$-	$1,000	142,278	$142	$(2,000,000)	$57,676,965	$(74,835,392)	$(1,314,280)	$(20,040,689)
Issuance of common shares upon settlement of accrued series A preferred share dividends	-	-	-	-	-	-	-	625	1	-	130,967	-	-	130,968
Issuance of common shares upon settlement of accrued series B preferred share dividends	-	-	-	-	-	-	-	51	-	-	13,299	-	-	13,299
Issuance of common shares and warrants in public offering	-	-		-	-	-	-	9,364	9	-	4,334,991	-	-	4,335,000
Fair value of warrant liabilities recognized upon issuance of warrants	-	-	-	-	-	-	-	-	-	-	(4,335,000)	-	-	(4,335,000)
Extinguishment of warrant liabilities upon exercise of warrants	-	-	-	-	-	-	-	-	-	-	844,500	-	-	844,500
Issuance of common shares upon exercise of warrants	-	-		-	-	-	-	2,591	3	-	(3)	-	-	-
Issuance of common shares upon conversion of convertible notes payable	-	-	-	-	-	-	-	1,984	2	-	1,261,191	-	-	1,261,193
Issuance of common shares upon conversion of series A preferred shares	(181,212)	(152,200)	-	-	-	-	-	2,437	3	-	152,197	-	-	-
Issuance of common shares upon conversion of series B preferred shares	-	-	(80,110)	(210,264)	-	-	-	1,305	1	-	210,263	-	-	-
Dividends – series A senior convertible preferred shares	-	-		-	-	-	-	-	-	-	-	(119,492)	-	(119,492)
Dividends – series B senior convertible preferred shares	-	-		-	-	-	-	-	-	-	-	(2,976)	-	(2,976)
Deemed dividend from down round provision in warrants	-	-	-	-	-	-	-	-	-	-	1,000	(1,000)	-	-
Net loss	-	-		-	-	-	-	-	-	-	-	(10,400,513)	41,452	(10,359,061)
Balance at March 31, 2024	45,455	$38,177	11,457	$30,235	-	$-	$1,000	160,635	$161	$(2,000,000)	$60,290,370	$(85,359,373)	$(1,272,828)	$(28,272,258)
Issuance of series D preferred shares in connection with a private debt offering	-	-	-	-	1,966,570	214,000	-	-	-	-	-	-	-	214,000
Issuance of warrants in connection with a private debt offering	-	-	-	-	-	-	-	-	-	-	7,573	-	-	7,573
Extinguishment of warrant liabilities upon exercise of warrants	-	-	-	-	-	-	-	-	-	-	1,676,500	-	-	1,676,500
Issuance of common shares upon exercise of warrants	-	-	-	-	-	-	-	9,018	9	-	(9)	-	-	-
Issuance of common shares upon conversion of convertible notes payable	-	-	-	-	-	-	-	3,879	4	-	765,302	-	-	765,306
Issuance of common shares upon conversion of series B preferred shares	-	-	(11,457)	(30,235)	-	-	-	218	-	-	30,235	-	-	-
Dividends – series A senior convertible preferred shares	-	-	-	-	-	-	-	-	-	-	-	(7,953)	-	(7,953)
Dividends – series D senior convertible preferred shares	-	-	-	-	-	-	-	-	-	-	-	(365)	-	(365)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(4,875,229)	(31,583)	(4,906,812)
Balance at June 30, 2024	45,455	$38,177	-	$-	1,966,570	$214,000	$1,000	173,750	$174	$(2,000,000)	$62,769,971	$(90,242,920)	$(1,304,411)	$(30,524,009)

The accompanying notes are an integral part of these condensed consolidated financial statements.

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) from continuing operations	$22,116,940	$(15,265,873)
Net loss from discontinued operations	477,838	2,773,028
(Gain) loss on disposition of subsidiaries	858,039	(1,060,095)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on disposal of property and equipment	(50,696)	-
Loss on abandonment of right-of-use asset	112,705	-
Loss on extinguishment of debt	3,009,416	1,200,750
(Gain) loss on change in fair value of derivative liabilities	(185,000)	1,903,025
Gain on change in fair value of warrant liabilities	(27,723,683)	(1,759,600)
Deferred taxes	(506,000)	(37,000)
Depreciation and amortization	703,445	340,182
Amortization of debt discounts	937,730	5,880,788
Amortization of right-of-use assets	289,537	164,546
Changes in operating assets and liabilities:
Accounts receivable	(3,798,074)	(241,359)
Contract assets	(690,211)	14,395
Inventories	6,700	266,267
Prepaid expenses and other current assets	(159,332)	(406,029)
Other assets	(5,600)	-
Accounts payable and accrued expenses	6,036,037	2,438,502
Contract liabilities	(166,860)	(736,124)
Operating lease liabilities	(289,325)	(171,440)
Net cash provided by (used in) operating activities from continuing operations	973,606	(4,696,037)
Net cash (used in) provided by operating activities from discontinued operations	(18,984)	785,043
Net cash provided by (used in) operating activities	954,622	(3,910,994)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(89,979)	-
Proceeds from the disposal of property and equipment	67,500	-
Escrow receivable from the sale of High Mountain	(858,039)	-
Net cash used in investing activities from continuing operations	(880,518)	-
Net cash used in investing activities from discontinued operations	-	-
Net cash used in investing activities	(880,518)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from notes payable	465,650	2,974,900
Net proceeds from issuance of common shares and warrants in connection with a public offering	-	4,335,000
Repayments of notes payable and finance lease liabilities	(2,840,285)	(2,554,593)
Repayments of convertible notes payable	-	(110,408)
Net cash (used in) provided by financing activities from continuing operations	(2,374,635)	4,644,899
Net cash used in financing activities from discontinued operations	-	(683,158)
Net cash (used in) provided by financing activities	(2,374,635)	3,961,741

NET CHANGE IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS	(2,281,547)	(51,138)

CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS
Cash from continuing operations at the beginning of the period	$3,816,054	$610,182
Cash from continuing operations at the end of the period	$1,534,507	559,044

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$17,289	$1,427,798
Cash paid for income taxes	$3,000	$40,000

NON-CASH INVESTING AND FINANCING ACTIVITIES
Net assets from the disposition of subsidiaries	$-	$1,060,095
Operating lease right-of-use asset and liability measurement	$97,379	$-
Deemed dividend from down round provision in warrants	$-	$1,000
Accrued dividends on series A preferred shares	$17,607	$127,445
Accrued dividends on series B preferred shares	$-	$2,976
Accrued dividends on series C preferred shares	$24,875	$-
Accrued dividends on series D preferred shares	$105,791	$365
Issuance of common shares upon settlement of accrued series A dividends	$-	$130,968
Issuance of common shares upon settlement of accrued series B dividends	$-	$13,299
Issuance of common shares upon conversion of series A shares	$-	$152,200
Issuance of common shares upon conversion of series B shares	$-	$240,499
Issuance of common shares upon cashless exercise of warrants	$5,764	$12
Debt discount on notes payable	$380,000	$824,767
Fair value of notes payable issued for services	$-	$492,000
Fair value of derivative liabilities recognized upon issuance of promissory notes	$-	$1,338,727
Fair value of warrant liabilities recognized upon issuance of warrants	$-	$4,545,700
Extinguishment of warrant liabilities upon exercise of warrants	$-	$2,521,000
Issuance of common shares upon conversion of convertible notes payable and accrued interest	$256,590	$2,026,499
Issuance of warrants in connection with a private debt offering	$-	$7,573
Issuance of series D preferred shares in connection with a private debt offering	$-	$214,000
Reclassification of accrued interest to convertible notes payable	$-	$17,954
Financed purchases of property and equipment	$-	$71,756

The accompanying notes are an integral part of these condensed consolidated financial statements.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

NOTE 1—BASIS OF PRESENTATION AND OTHER INFORMATION

The accompanying unaudited condensed consolidated financial statements of 1847 Holdings LLC (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all the information and footnotes required by GAAP for complete financial statements. The December 31, 2024 consolidated balance sheet data was derived from audited financial statements but do not include all disclosures required by GAAP. The interim unaudited condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2025. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

Assets Held for Sale and Discontinued Operations

During the six months ended June 30, 2025, the Company committed to a plan to sell Wolo Mfg. Corp. and Wolo Industrial Horn & Signal, Inc. (collectively referred to as “Wolo”), which makes up the Automotive Supplies Segment. The Company is currently engaged in an active program to sell Wolo, which is expected to occur in 2025.

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

JUNE 30, 2025

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

As of June 30, 2025, the Company had cash and cash equivalents of $1,033,578, restricted cash and cash equivalents of $500,929 and a total working capital deficit of $87,343,162. For the six months ended June 30, 2025, the Company incurred an operating income of $2,374,686 and cash flows provided by operating activities from continuing operations of $973,606.

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

JUNE 30, 2025

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

NOTE 3—DISCONTINUED OPERATIONS

Wolo Assets Held for Sale

As described above, during the six months ended June 30, 2025, the Company committed to a plan to sell Wolo. The Company received approval from the Board and is currently engaged in an active program to sell Wolo, which is expected to occur in 2025. The Company determined that its decision to sell Wolo is considered a strategic shift that will have a major effect on the Company’s operations and financial results and met the criteria for classification as discontinued operations.

The following table summarizes the carrying amounts of the major classes of assets and liabilities of Wolo, which have been classified as assets and liabilities held for sale in the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$26,380	$45,364
Accounts receivable, net	536,925	471,965
Inventories, net	303,628	456,123
Prepaid expenses and other current assets	11,000	90,134
Property and equipment, net	660	798
Operating lease right-of-use assets	7,718	53,206
Security deposits	15,036	15,036
Total assets held for sale	$901,347	$1,132,626

Liabilities
Accounts payable and accrued expenses	$276,562	$306,643
Operating lease liabilities	7,935	54,725
Total liabilities held for sale	284,497	361,368

Total net assets held for sale	$616,850	$771,258

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

The following table presents the results of operations of Wolo, which have been included in discontinued operations in the condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$208,447	$1,103,087	$1,116,886	$2,881,448

Operating expenses
Cost of revenues	174,489	724,491	738,680	1,892,853
Personnel	107,837	268,619	274,106	569,031
Depreciation and amortization	69	69	138	138
General and administrative	196,161	266,400	431,447	552,325
Professional fees	13,273	94,113	38,390	182,134
Total operating expenses	491,829	1,353,692	1,482,761	3,196,481

Loss from operations	(283,382)	(250,605)	(365,875)	(315,033)

Interest expense	(5,870)	(54,118)	(111,963)	(94,330)

Net loss from discontinued operations before income taxes	(289,252)	(304,723)	(477,838)	(409,363)
Income tax provision	-	-	-	(3,000)
Net loss from discontinued operations	$(289,252)	$(304,723)	$(477,838)	$(412,363)

Net loss attributable to non-controlling interests from discontinued operations	21,694	22,854	35,838	30,927
Net loss from discontinued operations attributable to 1847 Holdings	$(267,558)	$(281,869)	$(442,000)	$(381,436)

The following table presents cash flow information from the discontinued operations of Wolo for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(477,838)	$(412,363)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	138	138
Amortization of right-of-use assets	45,488	42,796
Changes in operating assets and liabilities:
Accounts receivable	(64,960)	(15,399)
Inventories	152,495	246,852
Prepaid expenses and other current assets	79,134	18,491
Accounts payable and accrued expenses	293,349	128,756
Operating lease liabilities	(46,790)	(42,934)
Net cash used in operating activities from discontinued operations	(18,984)	(33,663)

Cash flows from investing activities
Net cash from investing activities from discontinued operations	-	-

Cash flows from financing activities
Net cash from financing activities from discontinued operations	-	-

Net change in cash and cash equivalents from discontinued operations	$(18,984)	$(33,663)

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

Asien’s Assignment for the Benefit of Creditors

On February 26, 2024, the Company’s subsidiary Asien’s Appliance, Inc. (“Asien’s”) entered into a general assignment for the benefit of its creditors (the “Assignment Agreement”), pursuant to which Asien’s transferred ownership of all or substantially all of its right, title, and interest in, as well as custody and control of, its assets to SG Service Co., LLC in trust. The Company received no cash consideration related to the assignment. Following the assignment, the Company retained no financial interest in Asien’s. The assignment of Asien’s represents a strategic shift and its results are reported as discontinued operations for the six months ended June 30, 2024.

The following table presents the results of operations of Asien’s, which have been included in discontinued operations in the condensed consolidated statements of operations for the six months ended June 30, 2024:

Six Months Ended June 30, 2024
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

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

The following table presents cash flow information from the discontinued operations of Asien’s for the six months ended June 30, 2024:

Six Months Ended June 30, 2024
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

ICU Eyewear Foreclosure Sale

The Company’s subsidiary ICU Eyewear, Inc. (“ICU Eyewear”) was in default under an Amended and Restated Credit and Security Agreement (the “ICU Loan Agreement”) that was entered into on September 11, 2023 between AB Lending SPV I LLC d/b/a Mountain Ridge Capital (the “ICU Lender”), ICU Eyewear and the Company’s subsidiaries ICU Eyewear Holdings, Inc., and 1847 ICU Holdings Inc. (together with ICU Eyewear, the “ICU Parties”) and, with the approval of the other ICU Parties, consented to a foreclosure by the ICU Lender and private sale of substantially all of its assets in an Article 9 sale process, pursuant to Section 9-610 of the Uniform Commercial Code as in effect in the State of New York and Section 9-610 of the Uniform Commercial Code as in effect in the State of California. On August 5, 2024, ICU Eyecare Solutions Inc., an entity that is not affiliated with the Company, was the successful bidder with a cash bid of $4,250,000. Pursuant to an agreement dated August 5, 2024, and in consideration for such purchase price, the ICU Lender having foreclosed on its security interest in all of the assets of ICU Eyewear then conveyed all of its rights, title, and interest in all of such assets to ICU Eyecare Solutions Inc. The Company received no cash consideration related to the sale. Following the sale, the Company retained no financial interest in ICU Eyewear. The sale of ICU Eyewear represents a strategic shift and its results are reported as discontinued operations for the three and six months ended June 30, 2024.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

The following table presents the results of operations of ICU Eyewear, which have been included in discontinued operations in the condensed consolidated statements of operations for the three and six months ended June 30, 2024:

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Revenues	$3,076,901	$6,973,068

Operating expenses
Cost of revenues	1,421,597	4,420,530
Personnel	600,763	1,253,954
Depreciation and amortization	104,596	209,192
General and administrative	767,267	1,210,132
Professional fees	393,153	625,333
Impairment of goodwill and intangible assets	1,216,966	1,216,966
Total operating expenses	4,504,342	8,936,107

Loss from operations	(1,427,441)	(1,963,039)

Other income (expense)
Other income	43,223	19,953
Interest expense	(189,578)	(380,187)
Amortization of debt discount	(619,927)	(683,029)
Total other expense	(766,282)	(1,043,263)

Net loss from discontinued operations before income taxes	(2,193,723)	(3,006,302)
Income tax benefit	13,250	11,250
Net loss from discontinued operations	$(2,180,473)	$(2,995,052)

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

The following table presents cash flow information from the discontinued operations of ICU Eyewear for the six months ended June 30, 2024:

Six Months Ended June 30, 2024
Cash flows from operating activities
Net loss	$(2,995,052)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	209,192
Amortization of debt discount	683,029
Impairment of goodwill and intangible assets	1,216,966
Deferred taxes	(15,000)
Inventory reserve	45,000
Amortization of right-of-use assets	143,167
Changes in operating assets and liabilities:
Accounts receivable	329,791
Inventories	204,146
Prepaid expenses and other current assets	(19,051)
Accounts payable and accrued expenses	1,149,731
Operating lease liabilities	(128,737)
Net cash provided by operating activities from discontinued operations	823,183

Cash flows from investing activities
Net cash from investing activities from discontinued operations	-

Cash flows from financing activities
Net repayments of revolving line of credit	(638,982)
Net cash used in financing activities from discontinued operations	(638,982)

Net change in cash and cash equivalents from discontinued operations	$184,200

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

The sale of High Mountain represents a strategic shift and its results are reported as discontinued operations for the three and six months ended June 30, 2024. During the six months ended June 30, 2025, the Company recorded a $858,039 reduction to the Holdback Amount related to the resolution of post-closing working capital adjustments, with the offsetting impact of this adjustment recognized in discontinued operations. As June 30, 2025, the balance of the Holdback Amount was $500,929.

The following table presents the results of operations of High Mountain, which have been included in discontinued operations in the condensed consolidated statements of operations for the three and six months ended June 30, 2024:

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Revenues	$8,655,566	$15,810,081

Operating expenses
Cost of revenues	5,134,878	9,110,445
Personnel	1,448,481	2,699,643
Depreciation and amortization	148,731	296,418
General and administrative	1,081,919	2,158,914
Professional fees	43,918	88,594
Total operating expenses	7,857,927	14,354,014

Income from operations	797,639	1,456,067

Other income (expense)
Other income	275	275
Loss on disposal of property and equipment	(13,815)	(13,815)
Interest expense	(160,156)	(244,455)
Amortization of debt discount	(20,728)	(41,108)
Total other expense	(194,424)	(299,103)

Net income from discontinued operations before income taxes	603,215	1,156,964
Income tax provision	(78,000)	(260,000)
Net income from discontinued operations	$525,215	$896,964

Net income attributable to non-controlling interests from discontinued operations	(38,556)	(66,437)
Net income from discontinued operations attributable to 1847 Holdings	$486,659	$830,527

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

The following table presents cash flow information from the discontinued operations of High Mountain for the six months ended June 30, 2024:

Six Months Ended June 30, 2024
Cash flows from operating activities
Net income	$896,964
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of property and equipment	13,815
Depreciation and amortization	296,418
Amortization of debt discount	41,108
Deferred taxes	(32,000)
Amortization of right-of-use assets	163,702
Changes in operating assets and liabilities:
Accounts receivable	(239,036)
Inventories	109,065
Prepaid expenses and other current assets	101,777
Accounts payable and accrued expenses	(747,756)
Contract liabilities	(435,868)
Operating lease liabilities	(159,203)
Net cash provided by operating activities from discontinued operations	8,986

Cash flows from investing activities
Net cash from investing activities from discontinued operations	-

Cash flows from financing activities
Repayments of notes payable and finance lease liabilities	(39,340)
Net cash used in financing activities from discontinued operations	(39,340)

Net change in cash and cash equivalents from discontinued operations	$(30,354)

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

The Company’s revenues for the three and six months ended June 30, 2025 and 2024 are disaggregated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Cabinetry and millwork	$6,375,565	$2,665,805	$10,478,163	$4,750,259
Doors, frames, hardware, and trim	6,194,681	-	11,971,519	-
Specialty construction accessories	236,211	-	440,247	-
Total revenues	$12,806,457	$2,665,805	$22,889,929	$4,750,259

Segment information for the three months ended June 30, 2025 and 2024 are as follows:

	Three Months Ended June 30, 2025
	Construction	Corporate Services	Total
Revenues	$12,806,457	$-	$12,806,457
Operating expenses
Cost of revenues	6,125,355	-	6,125,355
Personnel	1,970,378	24,942	1,995,320
Personnel – corporate allocation	529,448	(529,448)	-
Depreciation and amortization	352,055	-	352,055
General and administrative	911,399	(38,679)	872,720
General and administrative – management fees	200,000	-	200,000
General and administrative – corporate allocation	252,579	(252,579)	-
Professional fees	144,241	530,753	674,994
Loss on abandonment of right-of-use asset	112,705	-	112,705
Total operating expenses	10,598,160	(265,011)	10,333,149
Income from operations	$2,208,297	$265,011	$2,473,308

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

	Three Months Ended June 30, 2024
	Construction	Corporate Services	Total
Revenues	$2,665,805	$-	$2,665,805
Operating expenses
Cost of revenues	1,476,547	-	1,476,547
Personnel	1,286,587	(197,548)	1,089,039
Personnel – corporate allocation	96,635	(96,635)	-
Depreciation and amortization	168,072	-	168,072
General and administrative	501,422	(82,573)	418,849
General and administrative – management fees	83,334	-	83,334
General and administrative – corporate allocation	133,705	(133,705)	-
Professional fees	30,376	1,063,624	1,094,000
Total operating expenses	3,776,678	553,163	4,329,841
Loss from operations	$(1,110,873)	$(553,163)	$(1,664,036)

Segment information for the six months ended June 30, 2025 and 2024 are as follows:

	Six Months Ended June 30, 2025
	Construction	Corporate Services	Total
Revenues	$22,889,929	$-	$22,889,929
Operating expenses
Cost of revenues	11,000,345	-	11,000,345
Personnel	3,834,040	(90,480)	3,743,560
Personnel – corporate allocation	1,081,378	(1,081,378)	-
Depreciation and amortization	703,445	-	703,445
General and administrative	1,862,927	(81,295)	1,781,632
General and administrative – management fees	400,000		400,000
General and administrative – corporate allocation	474,932	(474,932)	-
Professional fees	860,738	1,912,818	2,773,556
Loss on abandonment of right-of-use asset	112,705	-	112,705
Total operating expenses	20,330,510	184,733	20,515,243
Income (loss) from operations	$2,559,419	$(184,733)	$2,374,686

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

	Six Months Ended June 30, 2024
	Construction	Corporate Services	Total
Revenues	$4,750,259	$-	$4,750,259
Operating expenses
Cost of revenues	2,659,246	-	2,659,246
Personnel	2,062,134	(62,504)	1,999,630
Personnel – corporate allocation	170,585	(170,585)	-
Depreciation and amortization	340,182	-	340,182
General and administrative	883,089	(105,675)	777,414
General and administrative – management fees	166,667	-	166,667
General and administrative – corporate allocation	239,824	(239,824)	-
Professional fees	51,427	3,587,762	3,639,189
Total operating expenses	6,573,154	3,009,174	9,582,328
Loss from operations	$(1,822,895)	$(3,009,174)	$(4,832,069)

Total assets by operating segment as of June 30, 2025 are as follows:

	June 30, 2025
Assets	Construction	Corporate Services	Total
Current assets	$13,183,309	$742,968	$13,926,277
Long-lived assets	14,708,796	-	14,708,796
Goodwill	5,309,876	-	5,309,876
Total assets	$33,201,981	$742,968	$33,944,949

NOTE 5—PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2025 and December 31, 2024 consisted of the following:

	June 30, 2025	December 31, 2024
Machinery and equipment	$1,568,568	$1,547,260
Office furniture and equipment	158,492	158,304
Transportation equipment	333,225	532,843
Leasehold improvements	176,729	152,908
Total property and equipment	2,237,014	2,391,315
Less: accumulated depreciation	(1,268,510)	(1,276,107)
Total property and equipment, net	$968,504	$1,115,208

Depreciation expense for the three months ended June 30, 2025 and 2024 was $110,272 and $105,328, respectively. Depreciation expense for the six months ended June 30, 2025 and 2024 was $219,879 and $214,694, respectively.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

NOTE 6—INTANGIBLE ASSETS

Intangible assets as of June 30, 2025 and December 31, 2024 consisted of the following:

	June 30, 2025	December 31, 2024
Customer-related	$12,692,000	$12,692,000
Marketing-related	899,000	899,000
Total intangible assets	13,591,000	13,591,000
Less: accumulated amortization	(1,550,220)	(1,066,654)
Total intangible assets, net	$12,040,780	$12,524,346

Amortization expense for the three months ended June 30, 2025 and 2024 was $241,783 and $62,744, respectively. Amortization expense for the six months ended June 30, 2025 and 2024 was $483,566 and $125,488, respectively.

Estimated amortization expense for intangible assets for the next five years consists of the following as of June 30, 2025:

Year Ending December 31,	Amount
2025 (remaining)	$483,566
2026	967,132
2027	967,132
2028	967,132
2029	967,132
Thereafter	7,688,686
Total estimated amortization expense	$12,040,780

NOTE 7—ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of June 30, 2025 and December 31, 2024 consisted of the following:

	June 30, 2025	December 31, 2024
Trade accounts payable	$3,771,154	$1,633,593
Credit cards payable	427,467	349,570
Accrued payroll liabilities	1,541,925	1,185,900
Accrued interest	3,901,691	1,841,011
Accrued dividends	279,375	131,102
Accrued taxes	1,354,510	79,420
Other accrued liabilities	552,324	632,711
Total accounts payable and accrued expenses	$11,828,446	$5,853,307

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

NOTE 8—LEASES

Operating Leases

In February 2025, the Company’s subsidiary CMD Inc. entered into a lease agreement for office space located in Lake Havasu City, Arizona. The lease commenced on February 15, 2025 and is for a term of three years. Under the terms of the lease, CMD Inc. will lease the premises at the monthly rate of $3,300 for the first year, with scheduled annual increases. The lease agreement contains customary events of default, representations, warranties, and covenants. The measurement of the right-of-use (“ROU”) asset and liability associated with this operating lease was $97,379.

In May 2025, the Company determined that a ROU asset associated with a warehouse facility was impaired due to a change in circumstances. The impairment resulted from the Company’s decision to close the facility and relocate operations to another site within the Construction Segment. As a result, the Company recognized an impairment loss of $112,705 related to the abandoned lease during the three and six months ended June 30, 2025.

The following was included in the condensed consolidated balance sheets at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Operating lease right-of-use assets	$1,659,413	$1,964,276

Operating lease liabilities, current portion	470,728	543,809
Operating lease liabilities, long-term	1,354,930	1,473,795
Total operating lease liabilities	$1,825,658	$2,017,604

Weighted-average remaining lease term (years)	3.89	4.19
Weighted-average discount rate	14.54%	14.17%

Rent expense for the three months ended June 30, 2025 and 2024 was $230,017 and $113,409, respectively. Rent expense for the six months ended June 30, 2025 and 2024 was $455,218 and $224,486, respectively.

As of June 30, 2025, maturities of operating lease liabilities were as follows:

Year Ending December 31,	Amount
2025 (remaining)	$393,738
2026	581,006
2027	509,551
2028	465,881
2029	472,714
Total	2,422,890
Less: imputed interest	(597,232)
Total operating lease liabilities	$1,825,658

Finance Leases

As of June 30, 2025, maturities of financing lease liabilities were as follows:

Year Ending December 31,	Amount
2025 (remaining)	$105,665
2026	211,332
2027	210,042
2028	28,833
Total	555,872
Less: amount representing interest	(40,381)
Total finance lease liabilities	$515,491

As of June 30, 2025, the weighted-average remaining lease term for all finance leases is 2.61 years and the weighted average discount rate is 5.15%.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

NOTE 9—FAIR VALUE MEASUREMENTS

The fair value of financial instruments measured on a recurring basis as of June 30, 2025 consisted of the following:

	Fair Value Measurements as of June 30, 2025
Description	Level 1	Level 2	Level 3	Total
Derivative liabilities	$-	$-	$-	$-
Warrant liabilities	-	-	57,860,005	57,860,005
Total recurring fair value measurements	-	-	$57,860,005	$57,860,005

The following table provides a roll-forward of changes for financial instruments measured at fair value on a recurring basis for the six months ended June 30, 2025:

Derivative Liabilities	Amount
Balance as of December 31, 2024	$185,000
Gain on change in fair value of derivative liabilities	(185,000)
Balance as of June 30, 2025	$-

Warrant Liabilities	Amount
Balance as of December 31, 2024	$85,779,788
Gain on change in fair value of warrant liabilities	(27,723,683)
Extinguishment of warrant liabilities upon settlement	(196,100)
Balance as of June 30, 2025	$57,860,005

NOTE 10—NOTES PAYABLE

Notes payable as of June 30, 2025 and December 31, 2024 consisted of the following:

	June 30, 2025	December 31, 2024
Vehicle loans	$29,489	$53,424
6% Subordinated promissory notes	500,000	500,000
Purchase and sale of future revenues loan	1,107,000	1,237,950
20% OID subordinated promissory notes – March 2024	3,876,898	3,217,932
12% Subordinated promissory note for services	750,000	500,000
25% OID subordinated promissory note	1,455,600	1,455,600
CMD seller promissory note	-	1,050,000
Total notes payable	7,718,987	8,014,906
Less: debt discounts	(296,271)	(220,465)
Total notes payable, net	$7,422,716	$7,794,441

Current portion of notes payable, net	$7,422,716	$7,785,911
Notes payable, net of current portion	$-	$8,530

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

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

As of June 30, 2025, the total outstanding principal balance is $3,876,898.

Purchase and Sale of Future Revenues Loan

On April 24, 2025, the sale of future revenues loan, originally issued on March 31, 2023, and previously amended on November 30, 2023, and July 23, 2024, was further amended to increase the outstanding balance by $845,650 to $1,350,000 for net cash proceeds of $465,650. The Company is required to make weekly ACH payments in the amount of $27,000. All other terms remained unchanged. The Company evaluated the amendment in accordance with ASC Topic 470-50 and determined the amendment was a modification. As a result, the Company recorded an additional debt discount of $380,000. Following the modification, the effective interest rate is 82.2%.

As of June 30, 2025, the total outstanding principal balance is $1,107,000, net of debt discount of $296,271.

12% Promissory Note for Services

On May 9, 2025, an event of default occurred, resulting in a $250,000 increase to the principal balance. As a result, the Company recognized a loss on extinguishment of debt of $250,000. Consequently, the corresponding derivative liability was extinguished.

NOTE 11—RELATED PARTIES

Related party note payable as of June 30, 2025 and December 31, 2024 consisted of the following:

	June 30, 2025	December 31, 2024
Related party promissory note	$1,567,621	$578,290

Current portion of notes payable, net	$616,883	$578,290
Notes payable, net of current portion	$950,738	$-

On June 27, 2025, the Company’s subsidiary 1847 Cabinet Inc. issued an 8% promissory note in the principal amount of $1,567,621 to Stephen Mallatt, Jr. and Rita Mallatt. In connection with the issuance of this note, that certain consulting agreement, dated March 16, 2024, between the Company and Stephen Mallatt, Jr., and that certain conversion agreement, dated July 26, 2022, as amended, among the Company, 1847 Cabinet Inc., Stephen Mallatt, Jr. and Rita Mallatt, were cancelled. The note bears interest at a rate of 8% per annum and is due and payable on November 15, 2027. The note requires monthly payments commencing on July 15, 2025; provided that all amounts owed under the note must be repaid in full upon a sale of CMD Inc. The note is unsecured and contains customary events of default. As a result, the Company recognized a loss on extinguishment of debt of $458,218.

As of June 30, 2025, the total outstanding principal balance is $1,567,621.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

NOTE 12—SHAREHOLDERS’ DEFICIT

Series A Senior Convertible Preferred Shares

As of June 30, 2025 and December 31, 2024, the Company had 50,592 series A senior convertible preferred shares issued and outstanding.

During the three and six months ended June 30, 2025, the Company accrued dividends of $8,852 and $17,607, respectively, for the series A senior convertible preferred shares.

Series C Senior Convertible Preferred Shares

As of June 30, 2025 and December 31, 2024, the Company had 83,603 series C senior convertible preferred shares issued and outstanding.

During the three and six months ended June 30, 2025, the Company accrued dividends of $12,506 and $24,875, respectively, for the series C senior convertible preferred shares.

Series D Senior Convertible Preferred Shares

As of June 30, 2025 and December 31, 2024, the Company had 6,293,022 series D senior convertible preferred shares issued and outstanding.

During the three and six months ended June 30, 2025, the Company accrued dividends of $53,189 and $105,791, respectively, for the series D senior convertible preferred shares.

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

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

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

As of June 30, 2025 and December 31, 2024, the Company had 1,027 and 0 series F convertible preferred shares issued and outstanding, respectively.

Common Shares

On March 11, 2025, the Second Amended and Restated Operating Agreement, as amended of the Company, was amended pursuant to Amendment No. 4 to Second Amended and Restated Operating Agreement (the “Amendment”), entered into by 1847 Partners LLC, as the Manager (as defined in the Operating Agreement). The Amendment was approved by shareholders on March 11, 2025. The Amendment increased the number of common shares that the Company is authorized to issue from 500 million shares to 2 billion shares.

During the six months ended June 30, 2025, the Company issued (i) 1,139,388 common shares upon the conversion of a convertible promissory note totaling $256,590 and (ii) 5,763,961 common shares upon the cashless exercise of pre-funded warrants.

Warrants

The Company did not issue any new warrants during the six months ended June 30, 2025. However, on March 11, 2025, the exercise price of the remaining series A warrants and series B warrants that were issued on October 31, 2024, which included 341,815 series A warrants and 14,799,979 series B warrants, was reduced from $1.50 to $0.81 and $0.54, respectively, and the number of warrants was proportionally increased to 632,990 and 41,111,053, respectively. Following such increase, all of the series A warrants were exchanged for an aggregate of 1,027 series F convertible preferred shares.

In addition, during the six months ended June 30, 2025, pre-funded warrants issued on December 16, 2024, were exercised for 5,763,961 common shares.

Below is a table summarizing the changes in warrants outstanding during the six months ended June 30, 2025:

	Warrants	Weighted- Average Exercise Price
Outstanding at December 31, 2024	138,639,165	$0.61
Warrant adjustment(1)	26,602,249	0.54
Exercised/settled	(6,396,951)	(0.09)
Outstanding at June 30, 2025	158,844,463	$0.53
Exercisable at June 30, 2025	158,844,463	$0.53

(1)	As previously described above, a result of the decrease in the exercise prices of the remaining series A warrants and series B warrants that were issued on October 31, 2024, the number of warrants were proportionally increased.

As of June 30, 2025, the outstanding warrants have a weighted-average remaining contractual life of 3.98 years and a total intrinsic value of $2,009,774.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

NOTE 13—EARNINGS (LOSS) PER SHARE

The following table presents the reconciliation of net income (loss) attributable to common in computing basic net income (loss) per share of common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss) attributable to common shareholders from continuing operations	$23,655,014	$(2,907,864)	$23,352,629	$(13,599,781)
Net loss attributable to common shareholders from discontinued operations	(1,125,597)	(1,975,683)	(1,300,039)	(1,807,747)
Net income (loss) attributable to common shareholders	$22,529,417	$(4,883,547)	$22,052,590	$(15,407,528)

Weighted-average common shares – basic	31,936,484	167,504	29,111,531	158,752

Basic earnings (loss) per common share from continuing operations	$0.75	$(17.36)	$0.80	$(85.66)
Basic loss per common share from discontinued operations	(0.04)	(11.79)	(0.04)	(11.39)
Basic earnings (loss) per common share attributable to common shareholders	$0.71	$(29.15)	0.76	$(97.05)

The following table presents the reconciliation of net income (loss) attributable to common shareholders to net income used in computing dilutive net income (loss) per share of common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss) attributable to common shareholders from continuing operations	$23,655,014	$(2,907,864)	$23,352,629	$(13,599,781)
Net loss attributable to common shareholders from discontinued operations	(1,125,597)	(1,975,683)	(1,300,039)	(1,807,747)
Net income (loss) attributable to common shareholders	$22,529,417	$(4,883,547)	$22,052,590	$(15,407,528)

Net income adjustments attributable to common shareholders from continuing operations	1,189,239	-	2,461,328	-
Adjusted net income (loss) attributable to common shareholders	$23,718,656	$(4,883,547)	$24,513,918	$(15,407,528)

Weighted-average common shares – basic	31,936,484	167,504	29,111,531	158,752
Effect on dilutive securities	124,336,520	-	122,702,637	-
Weighted-average common shares – dilutive	156,273,004	167,504	151,814,168	158,752

Dilutive earnings (loss) per common share from continuing operations	$0.16	$(17.36)	$0.17	$(85.66)
Dilutive loss per common share from discontinued operations	(0.01)	(11.79)	(0.01)	(11.39)
Dilutive earnings (loss) per common share attributable to common shareholders	$0.15	$(29.15)	0.16	$(97.05)

For the three and six months ended June 30, 2025, there were 139,281,660 potential common share equivalents from warrants, preferred series C shares, and preferred series D shares excluded from the diluted earnings per share calculations as their effect is anti-dilutive.

NOTE 14—SUBSEQUENT EVENTS

In July 2025, the Company issued an aggregate of 4,011,080 common shares upon the cashless exercise of pre-funded warrants that were issued on December 16, 2024.

In July 2025, the Company issued an aggregate of 1,837,500 common shares upon the cashless exercise of series A warrants that were issued on December 16, 2024.

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

On March 30, 2021, our subsidiary 1847 Wolo Inc., or 1847 Wolo, acquired Wolo Mfg. Corp., a New York corporation, and Wolo Industrial Horn & Signal, Inc., a New York corporation, which we collectively refer to as Wolo. Headquartered in Deer Park, New York and founded in 1965, Wolo designs and sells horn and safety products (electric, air, truck, marine, motorcycle and industrial equipment), and offers vehicle emergency and safety warning lights for cars, trucks, industrial equipment and emergency vehicles. During the six months ended June 30, 2025, we committed to a plan to sell Wolo, which makes up the automotive supplies segment. We are currently engaged in an active program to sell Wolo, which is expected to occur in 2025.

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

Management Fees

On April 15, 2013, we and our manager entered into a management services agreement, pursuant to which we are required to pay our manager a quarterly management fee equal to 0.5% of our adjusted net assets for services performed (which we refer to as the parent management fee). The amount of the parent management fee with respect to any fiscal quarter is (i) reduced by the aggregate amount of any management fees received by our manager under any offsetting management services agreements with respect to such fiscal quarter, (ii) reduced (or increased) by the amount of any over-paid (or under-paid) parent management fees received by (or owed to) our manager as of the end of such fiscal quarter, and (iii) increased by the amount of any outstanding accrued and unpaid parent management fees. We did not expense any parent management fees for the three and six months ended June 30, 2025 and 2024.

On August 21, 2020, 1847 Cabinet entered into an offsetting management services agreement with our manager, which was amended on October 8, 2021. Pursuant to the amended management services agreement, our manager will provide certain services to 1847 Cabinet in exchange for a quarterly management fee equal to the greater of $125,000 or 2% of adjusted net assets (as defined within the amended management services agreement). 1847 Cabinet expensed management fees of $125,000 for three months ended June 30, 2025 and 2024, of which $41,666 is included in discontinued operations for the three months ended June 30, 2024 due to the sale of High Mountain described under “—Discontinued Operations” below, and $250,000 for the six months ended June 30, 2025 and 2024, of which $83,333 is included in discontinued operations for the six months ended June 30, 2024 due to the sale of High Mountain described under “—Discontinued Operations” below.

On March 30, 2021, 1847 Wolo entered into an offsetting management services agreement with our manager. Pursuant to the management services agreement, our manager will provide certain services to 1847 Wolo in exchange for a quarterly management fee equal to the greater of $75,000 or 2% of adjusted net assets (as defined within the management services agreement). 1847 Wolo expensed management fees of $75,000 for the three months ended June 30, 2025 and 2024, and $150,000 for the six months ended June 30, 2025 and 2024, which is included in discontinued operations.

Following the foreclosure sale of all of the assets of ICU Eyewear on August 5, 2024 as described under “—Discontinued Operations” below, our manager ceased to provide services to 1847 ICU for quarterly management fees. 1847 ICU expensed management fees of $75,000 and $150,000 for the three and six months ended June 30, 2024, respectively, which is included in discontinued operations.

On December 16, 2024, 1847 CMD entered into an offsetting management services agreement with our manager. Pursuant to the management services agreement, our manager will provide certain services to 1847 CMD in exchange for a quarterly management fee equal to the greater of $75,000 or 2% of adjusted net assets (as defined within the management services agreement). 1847 CMD expensed management fees of $75,000 and $150,000 for the three and six months ended June 30, 2025, respectively.

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

On a consolidated basis, our company expensed total management fees from continued operations and discontinued operations of $200,000 and $75,000 for the three months ended June 30, 2025, respectively, $83,334 and $191,666 for the three months ended June 30, 2024, respectively, $400,000 and $150,000 for the six months ended June 30, 2025, respectively, and $166,667 and $433,333 for the six months ended June 30, 2024, respectively.

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

Discontinued Operations

On February 9, 2023, our subsidiary 1847 ICU Holdings Inc. acquired ICU Eyewear Holdings, Inc., a California corporation, and its subsidiary ICU Eyewear, Inc., a California corporation, or ICU Eyewear, which specialized in the sale and distribution of reading eyewear and sunglasses, blue light blocking eyewear, sun readers, and other outdoor specialty sunglasses, as well as select health and personal care items, including face masks. Our company was a limited guarantor of an amended and restated credit and security agreement, or Loan Agreement, that was entered into on September 11, 2023 between AB Lending SPV I LLC d/b/a Mountain Ridge Capital, or the ICU Lender, and ICU Eyewear, ICU Eyewear Holdings, Inc. and 1847 ICU Holdings Inc. Pursuant to the Loan Agreement, the ICU Lender had a security interest in all the assets of ICU Eyewear. ICU Eyewear was in default under the Loan Agreement and consented to a foreclosure by the ICU Lender and private sale of substantially all of its assets in an Article 9 sale process, pursuant to Section 9-610 of the Uniform Commercial Code as in effect in the State of New York and Section 9-610 of the Uniform Commercial Code as in effect in the State of California. On August 5, 2024, ICU Eyecare Solutions Inc., an entity that is not affiliated with our company, was the successful bidder with a cash bid of $4,250,000. Pursuant to an agreement, dated August 5, 2024, and in consideration for such purchase price, the ICU Lender having foreclosed on its security interest in all of the assets of ICU Eyewear then conveyed all of its rights, title, and interest in all of such assets to ICU Eyecare Solutions Inc. Following the sale, we retained no financial interest in ICU Eyewear. Accordingly, the results of operations of ICU Eyewear are reported as discontinued operations for the three and six months ended June 30, 2024.

On October 8, 2021, our subsidiary 1847 Cabinet acquired High Mountain, which specialized in all aspects of finished carpentry products and services. On September 30, 2024, we entered into an asset purchase agreement with BFS Group LLC, or BFS, and High Mountain, pursuant to which we sold substantially all of the assets of Hight Mountain to BFS for an aggregate cash only purchase price of $17,000,000, subject to certain pre-closing and post-closing adjustments. At closing, the purchase price was subject to a working capital adjustment and was also reduced by the amount of outstanding indebtedness repaid at closing or assumed by BFS, as well as certain transaction expenses. Additionally, the purchase price was reduced by $1,700,000, or the Holdback Amount, which may be used for certain post-closing payments. Following the sale, we retained no financial interest in High Mountain. Accordingly, the results of operations of High Mountain are reported as discontinued operations for the three and six months ended June 30, 2024. During the six months ended June 30, 2025, we recorded a $858,039 reduction to the Holdback Amount related to the resolution of post-closing working capital adjustments, with the offsetting impact of this adjustment recognized in discontinued operations. As June 30, 2025, the balance of the Holdback Amount was $500,929.

As noted above, during the six months ended June 30, 2025, we committed to a plan to sell Wolo, which makes up the automotive supplies segment. We are currently engaged in an active program to sell Wolo, which is expected to occur in 2025. Accordingly, the results of operations of Wolo are reported as discontinued operations for the three and six months ended June 30, 2025 and 2024.

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following table sets forth key components of our results of continuing operations during the three months ended June 30, 2025 and 2024, both in dollars and as a percentage of our revenues.

	Three Months Ended June 30,
	2025		2024
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$12,806,457	100.0%	$2,665,805	100.0%
Operating expenses
Cost of revenues	6,125,355	47.8%	1,476,547	55.4%
Personnel	1,995,320	15.6%	1,089,039	40.9%
Depreciation and amortization	352,055	2.7%	168,072	6.3%
General and administrative	1,072,720	8.4%	502,183	18.8%
Professional fees	674,994	5.3%	1,094,000	41.0%
Loss on abandonment of right-of-use asset	112,705	0.9%	-	-
Total operating expenses	10,333,149	80.7%	4,329,841	162.4%
Income (loss) from operations	2,473,308	19.3%	(1,664,036)	(62.4)%
Other income (expense)
Other income	9,595	0.1%	4,271	0.2%
Loss on disposal of property and equipment	(2,858)	(0.0)%	-	-
Interest expense	(1,052,848)	(8.2)%	(898,747)	(33.7)%
Amortization of debt discounts	(472,680)	(3.7)%	(2,288,681)	(85.9)%
Loss on extinguishment of debt	(708,218)	(5.5)%	(778,875)	(29.2)%
Gain (loss) on change in fair value of derivative liabilities	220,000	1.7%	(1,290,563)	(48.4)%
Gain on change in fair value of warrant liabilities	24,053,885	187.8%	3,661,800	137.4%
Total other income (expense)	22,046,876	172.2%	(1,590,795)	(59.7)%
Net income (loss) before income taxes	24,520,184	191.5%	(3,254,831)	(122.1)%
Income tax benefit (provision)	(840,000)	(6.6)%	308,000	11.6%
Net income (loss) from continuing operations	$23,680,184	184.9%	$(2,946,831)	(110.5)%

Revenues. Our construction business generates revenue through the sale of finished carpentry and related products and services. Our revenues increased by $10,140,652, or 380.4%, to $12,806,457 for the three months ended June 30, 2025 from $2,665,805 for the three months ended June 30, 2024. The increase in revenues was primarily attributed to the acquisition of CMD, which contributed $11,223,360 to revenues for the three months ended June 30, 2025.

Cost of revenues. Our cost of revenues consists of finished goods, lumber, hardware and materials and plus direct labor and related costs, net of any material discounts from vendors. Cost of revenues increased by $4,648,808, or 314.8%, to $6,125,355 for the three months ended June 30, 2025 from $1,476,547 for the three months ended June 30, 2024. Such increase was primarily attributed to the acquisition of CMD, which contributed $5,213,902 to cost of revenues for the three months ended June 30, 2025. As a percentage of revenues, cost of revenues was 47.8% and 55.4% for the three months ended June 30, 2025 and 2024, respectively.

Personnel costs. Our personnel costs include employee salaries and bonuses plus related payroll taxes. It also includes health insurance premiums, 401(k) contributions, and training costs. Our personnel costs increased by $906,281, or 83.2%, to $1,995,320 for the three months ended June 30, 2025 from $1,089,039 for the three months ended June 30, 2024. Such increase was primarily attributed to the acquisition of CMD, which contributed $1,659,589 to personnel costs for the three months ended June 30, 2025. As a percentage of revenue, personnel costs were 15.6% and 40.9% for the three months ended June 30, 2025 and 2024, respectively.

Depreciation and amortization. Our depreciation and amortization expense increased by $183,983, or 109.5%, to $352,055 for the three months ended June 30, 2025 from $168,072 for the three months ended June 30, 2024. Such increase was primarily as a result of acquired intangibles in the acquisition of CMD on December 16, 2024.

General and administrative expenses. Our general and administrative expenses consist primarily of insurance expense, rent expense, management fees, advertising, bank fees, bad debt allowances, and other general expenses incurred in connection with general operations. Our general and administrative expenses increased by $570,537, or 113.6%, to $1,072,720 for the three months ended June 30, 2025 from $502,183 for the three months ended June 30, 2024. Such increase was primarily attributed to the acquisition of CMD, which contributed $739,542 to general and administrative expenses for the three months ended June 30, 2025. As a percentage of revenue, general and administrative expenses were 8.4% and 18.8% for the three months ended June 30, 2025 and 2024, respectively.

Professional fees. Our professional fees decreased by $419,006, or 38.3%, to $674,994 for the three months ended June 30, 2025 from $1,094,000 for the three months ended June 30, 2024. Such decrease was primarily attributed to higher consulting fees, investor relations, and other public company related fees during the prior period, offset by the acquisition of CMD, which contributed $137,841 to professional fees for the three months ended June 30, 2025. As a percentage of revenue, professional fees were 5.3% and 41.0% for the three months ended June 30, 2025 and 2024, respectively.

Loss on abandonment of right-of-use asset. In May 2025, we determined that a right-of-use asset associated with a warehouse facility was impaired due to a change in circumstances. The impairment resulted from our decision to close the facility and relocate operations to another site. As a result, we recognized an impairment loss of $112,705 related to the abandoned lease during the three months ended June 30, 2025.

Total other income (expense). We had $22,046,876 in total other income, net, for the three months ended June 30, 2025, as compared to other expense, net, of $1,590,795 for the three months ended June 30, 2024. Other income, net, for the three months ended June 30, 2025 consisted of a gain on change in fair value of derivative liabilities of $220,000, a gain on change in fair value of warrant liabilities of $24,053,885, and other income of $9,595, offset by interest expense of $1,052,848, amortization of debt discounts of $472,680, a loss on extinguishment of debt of $708,218, and a loss on disposal of property and equipment of $2,858. Other expense, net, for the three months ended June 30, 2024 consisted of interest expense of $898,747, amortization of debt discounts of $2,288,681, a loss on extinguishment of debt of $778,875, and a loss on change in fair value of derivative liabilities of $1,290,563, offset by a gain on change in fair value of warrant liabilities of $3,661,800 and other income of $4,271.

Income tax benefit (provision). We had an income tax expense of $840,000 for the three months ended June 30, 2025, as compared to an income tax benefit of $308,000 for the three months ended June 30, 2024.

Net income (loss) from continuing operations. As a result of the cumulative effect of the factors described above, we had a net income from continuing operations of $23,680,184 for the three months ended June 30, 2025, as compared to a net loss from continuing operations of $2,946,831 for the three months ended June 30, 2024.

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table sets forth key components of our results of continuing operations during the six months ended June 30, 2025 and 2024, both in dollars and as a percentage of our revenues.

	Six Months Ended June 30,
	2025		2024
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$22,889,929	100.0%	$4,750,259	100.0%
Operating expenses
Cost of revenues	11,000,345	48.1%	2,659,246	56.0%
Personnel	3,743,560	16.4%	1,999,630	42.1%
Depreciation and amortization	703,445	3.1%	340,182	7.2%
General and administrative	2,181,632	9.5%	944,081	19.9%
Professional fees	2,773,556	12.1%	3,639,189	76.6%
Loss on abandonment of right-of-use asset	112,705	0.5%	-	-
Total operating expenses	20,515,243	89.6%	9,582,328	201.7%
Income (loss) from operations	2,374,686	10.4%	(4,832,069)	(101.7)%
Other income (expense)
Other income	10,322	0.0%	7,609	0.2%
Gain on disposal of property and equipment	50,696	0.2%	-	-
Interest expense	(2,176,424)	(9.5)%	(1,900,517)	(40.0)%
Amortization of debt discounts	(937,730)	(4.1)%	(5,880,788)	(123.8)%
Loss on extinguishment of debt	(3,009,416)	(13.1)%	(1,200,750)	(25.3)%
Gain (loss) on change in fair value of derivative liabilities	185,000	0.8%	(1,903,025)	(40.1)%
Gain on change in fair value of warrant liabilities	27,723,683	121.1%	1,759,600	37.0%
Total other income (expense)	21,846,131	95.4%	(9,117,871)	(191.9)%
Net income (loss) before income taxes	24,220,817	105.8%	(13,949,940)	(293.7)%
Income tax benefit (provision)	(768,000)	(3.4)%	397,000	8.4%
Net income (loss) from continuing operations	$23,452,817	102.5%	$(13,552,940)	(285.3)%

Revenues. Our revenues increased by $18,139,670, or 381.9%, to $22,889,929 for the six months ended June 30, 2025 from $4,750,259 for the six months ended June 30, 2024. The increase in revenues was primarily attributed to the acquisition of CMD, which contributed $19,444,480 to revenues for the six months ended June 30, 2025.

Cost of revenues. Cost of revenues increased by $8,341,099, or 313.7%, to $11,000,345 for the six months ended June 30, 2025 from $2,659,246 for the six months ended June 30, 2024. Such increase was primarily attributed to the acquisition of CMD, which contributed $9,112,737 to cost of revenues for the six months ended June 30, 2025. As a percentage of revenues, cost of revenues was 48.1% and 56.0% for the six months ended June 30, 2025 and 2024, respectively.

Personnel costs. Our personnel costs increased by $1,743,930, or 87.2%, to $3,743,560 for the six months ended June 30, 2025 from $1,999,630 for the six months ended June 30, 2024. Such increase was primarily attributed to the acquisition of CMD, which contributed $3,179,738 to personnel costs for the six months ended June 30, 2025. As a percentage of revenue, personnel costs were 16.4% and 42.1% for the six months ended June 30, 2025 and 2024, respectively.

Depreciation and amortization. Our depreciation and amortization expense increased by $363,263, or 106.8%, to $703,445 for the six months ended June 30, 2025 from $340,182 for the six months ended June 30, 2024. Such increase was primarily as a result of acquired intangibles in the acquisition of CMD on December 16, 2024.

General and administrative expenses. Our general and administrative expenses increased by $1,237,551, or 131.1%, to $2,181,632 for the six months ended June 30, 2025 from $944,081 for the six months ended June 30, 2024. Such increase was primarily attributed to the acquisition of CMD, which contributed $1,372,785 to general and administrative expenses for the six months ended June 30, 2025. As a percentage of revenue, general and administrative expenses were 9.5% and 19.9% for the six months ended June 30, 2025 and 2024, respectively.

Professional fees. Our professional fees decreased by $865,633, or 23.8%, to $2,773,556 for the six months ended June 30, 2025 from $3,639,189 for the six months ended June 30, 2024. Such decrease was primarily attributed to higher consulting fees, investor relations, and other public company related fees during the prior period, offset by the acquisition of CMD, which contributed $850,820 to professional fees for the six months ended June 30, 2025. As a percentage of revenue, professional fees were 12.1% and 76.6% for the six months ended June 30, 2025 and 2024, respectively.

Loss on abandonment of right-of-use asset. In May 2025, we determined that a right-of-use asset associated with a warehouse facility was impaired due to a change in circumstances. The impairment resulted from our decision to close the facility and relocate operations to another site. As a result, we recognized an impairment loss of $112,705 related to the abandoned lease during the six months ended June 30, 2025.

Total other income (expense). We had $21,846,131 in total other income, net, for the six months ended June 30, 2025, as compared to other expense, net, of $9,117,871 for the six months ended June 30, 2024. Other income, net, for the six months ended June 30, 2025 consisted of a gain on change in fair value of derivative liabilities of $185,000, a gain on change in fair value of warrant liabilities of $27,723,683, a gain on disposal of property and equipment of $50,696, and other income of $10,322, offset by interest expense of $2,176,424, amortization of debt discounts of $937,730, and a loss on extinguishment of debt of $3,009,416. Other expense, net, for the six months ended June 30, 2024 consisted of interest expense of $1,900,517, amortization of debt discounts of $5,880,788, a loss on extinguishment of debt of $1,200,750, and a loss on change in fair value of derivative liabilities of $1,903,025, offset by a gain on change in fair value of warrant liabilities of $1,759,600 and other income of $7,609.

Income tax benefit (provision). We had an income tax expense of $768,000 for the six months ended June 30, 2025, as compared to an income tax benefit of $397,000 for the six months ended June 30, 2024.

Net income (loss) from continuing operations. As a result of the cumulative effect of the factors described above, we had a net income from continuing operations of $23,452,817 for the six months ended June 30, 2025, as compared to a net loss from continuing operations of $13,552,940 for the six months ended June 30, 2024.

Liquidity and Capital Resources

As of June 30, 2025, we had cash and cash equivalents of $1,033,578 and restricted cash of $500,929. To date, we have financed our operations primarily through revenue generated from operations, cash proceeds from financing activities, borrowings, and equity contributions by our shareholders.

Management plans to address the above as needed by securing additional bank lines of credit and obtaining additional financing through debt or equity transactions. Management has implemented tight cost controls to conserve cash.

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

Summary of Cash Flow

The following table provides detailed information about our net cash flows from continuing operations for the periods indicated:

	Six Months Ended June 30,
	2025	2024
Net cash provided by (used in) operating activities from continuing operations	$973,606	$(4,696,037)
Net cash used in investing activities	(880,518)	-
Net cash (used in) provided by financing activities from continuing operations	(2,374,635)	4,644,899
Net change in cash and cash equivalents and restricted cash	(2,281,547)	(51,138)
Cash and cash equivalents at the beginning of period	3,816,054	610,182
Cash and cash equivalents and restricted cash at the end of period	$1,534,507	$559,044

Net cash provided by operating activities from continuing operations was $973,606 for the six months ended June 30, 2025, as compared to net cash used in operating activities from continuing operations of $4,696,037 for the six months ended June 30, 2024. Significant factors affecting the increase in net cash used in operating activities were a result of a change from a net loss to net income and increased accounts payable and accrued expenses, offset by increased accounts receivable and contract assets.

Net cash used in investing activities was $880,518 for the six months ended June 30, 2025, as compared to $0 for the six months ended June 30, 2024. The increase in the net cash used in investing activities was primarily a result of a reduction in the Holdback Amount, and purchases of property and equipment, offset by proceeds received in the disposal of property and equipment.

Net cash used in financing activities from continuing operations was $2,374,635 for the six months ended June 30, 2025, as compared to net cash provided by financing activities from continuing operations of $4,644,899 for the six months ended June 30, 2024. The decrease in the net cash provided by financing activities was primarily a result of no debt or equity offerings, as well as increased repayments of notes payable, during the current period.

Debt

The following table shows aggregate figures for our total debt that is coming due in the short and long term as of June 30, 2025. For a complete description of the terms of our outstanding debt, please see Note 10 and 11 to our condensed consolidated financial statements above and Notes 14, 15 and 16 to our consolidated financial statements for the years ended December 31, 2024 and 2023 included in the Annual Report.

	Short-Term	Long-Term	Total Debt
Notes Payable
Vehicle loans	$29,489	$-	$29,489
6% Subordinated promissory note	500,000	-	500,000
Purchase and sale of future revenues loan	1,107,000	-	1,107,000
12% subordinated promissory note for services	750,000	-	750,000
20% OID subordinated promissory notes	3,876,898	-	3,876,898
25% OID subordinated promissory note	1,455,600	-	1,455,600
Total notes payable	7,718,987	-	7,718,987
Less: debt discounts	(296,271)	-	(296,271)
Total notes payable, net	7,422,716	-	7,422,716

Related Party Notes Payable
Related party promissory note	616,883	950,738	1,567,621

Convertible Notes Payable
Secured convertible promissory notes	22,819,184	-	22,819,184
Less: debt discounts	(351,601)	-	(351,601)
Total convertible notes payable, net	22,467,583	-	22,467,583

Finance Leases
Finance leases	187,201	328,290	515,491

Total combined total debt	$31,342,255	$1,279,028	$32,621,283
Less: combined debt discounts	(647,872)	-	(647,872)
Total combined total debt, net	$30,694,383	$1,279,028	$31,973,411

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. As a result of this evaluation, our chief executive officer and chief financial officer have concluded that, because of the material weaknesses described in Item 9A “Controls and Procedures” of the Annual Report, which we are still in the process of remediating as of June 30, 2025, our disclosure controls and procedures were not effective as of June 30, 2025. Investors are directed to Item 9A of the Annual Report for the description of these weaknesses. Notwithstanding the identified material weaknesses, management, including our chief executive officer and chief financial officer, believes the consolidated financial statements included in this report fairly represent, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with GAAP.

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

As disclosed in the Annual Report, our management has identified the steps necessary to address the material weaknesses, and in the second quarter of 2025, we continued to implement the following remedial procedures:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the three months ended June 30, 2025 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

We did not repurchase any of our common shares during the three months ended June 30, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description of Exhibit
3.1	Certificate of Formation of 1847 Holdings LLC (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed on February 7, 2014)
3.2	Second Amended and Restated Operating Agreement of 1847 Holdings LLC, dated January 19, 2018 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 22, 2018)
3.3	Amendment No. 1 to Second Amended and Restated Operating Agreement (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 11, 2021)
3.4	Amendment No. 2 to Second Amended and Restated Operating Agreement of 1847 Holdings LLC, dated October 16, 2023 (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed on October 16, 2023)
3.5	Amendment No. 3 to Second Amended and Restated Operating Agreement of 1847 Holdings LLC, dated December 19, 2023 (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-1 filed on January 24, 2024)
3.6	Amendment No. 4 to Second Amended and Restated Operating Agreement of 1847 Holdings LLC, dated March 11, 2025 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 17, 2025)
4.1	Amended and Restated Share Designation of Series A Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on April 1, 2021)

4.2	Amendment No. 1 to Amended and Restated Share Designation of Series A Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on October 5, 2021)
4.3	Share Designation of Series C Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 23, 2024)
4.4	Share Designation of Series D Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q filed on August 19, 2024)
4.5	Share Designation of Series F Convertible Preferred Shares (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 31, 2025)
4.6	Form of Pre-Funded Warrant to Purchase Common Shares, dated December 16, 2024 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on December 18, 2024)
4.7	Form of Series A Warrant to Purchase Common Shares, dated December 16, 2024 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on December 18, 2024)
4.8	Form of Series B Warrant to Purchase Common Shares, dated December 16, 2024 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on December 18, 2024)
4.9	Form of Series B Warrant to Purchase Common Shares, dated October 30, 2024 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on October 31, 2024)
4.10	Form of Common Share Purchase Warrant issued by 1847 Holdings LLC on May 8, 2024 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on May 14, 2024)
4.11	Common Share Purchase Warrant issued by 1847 Holdings LLC to Spartan Capital Securities, LLC on May 8, 2024 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on May 14, 2024)
4.12	Warrant Agency Agreement, dated August 11, 2023, between 1847 Holdings LLC and VStock Transfer, LLC and Form of Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 14, 2023)
4.13	Common Share Purchase Warrant issued by 1847 Holdings LLC to Spartan Capital Securities, LLC on August 11, 2023 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on August 14, 2023)
4.14	Common Share Purchase Warrant issued by 1847 Holdings LLC to J.H. Darbie & Co., Inc. on February 22, 2023 (incorporated by reference to Exhibit 4.6 to Amendment No. 1 to Registration Statement on Form S-3 filed on April 28, 2023)
4.15	Common Share Purchase Warrant issued by 1847 Holdings LLC to J.H. Darbie & Co., Inc. on February 9, 2023 (incorporated by reference to Exhibit 4.10 to Amendment No. 1 to Registration Statement on Form S-3 filed on April 28, 2023)
4.16	Common Share Purchase Warrant issued by 1847 Holdings LLC to J.H. Darbie & Co., Inc. on February 3, 2023 (incorporated by reference to Exhibit 4.13 to Amendment No. 1 to Registration Statement on Form S-3 filed on April 28, 2023)
4.17	Warrant Agent Agreement, dated January 3, 2023, between 1847 Holdings LLC and VStock Transfer, LLC and form of Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on January 9, 2023)
4.18	Common Share Purchase Warrant issued to Craft Capital Management LLC on August 5, 2022 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 8, 2022)
4.19	Common Share Purchase Warrant issued to R.F. Lafferty & Co. Inc. on August 5, 2022 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on August 8, 2022)
4.20	Warrant for Common Shares issued by 1847 Holdings LLC to J.H. Darbie & Co., Inc. on July 8, 2022 (incorporated by reference to Exhibit 4.18 to the Registration Statement on Form S-3 filed on February 1, 2023)
4.21	Warrant for Common Shares issued by 1847 Holdings LLC to Leonite Capital LLC on October 8, 2021 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on October 13, 2021)
10.1*	8% Promissory Note issued by 1847 Cabinet Inc. to Stephen Mallatt, Jr. and Rita Mallatt on June 27, 2025
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2025	1847 HOLDINGS LLC

/s/ Ellery W. Roberts
	Name:	Ellery W. Roberts
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Vernice L. Howard
	Name:	Vernice L. Howard
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)