Form 10-Q
period 2025-09-30
1847 Holdings LLC
filed 2025-11-12
CIK 1599407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2025

or

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

Yes ☐ No ☒

As of November 10, 2025, there were 48,661,205 common shares of the registrant issued and outstanding.

1847 HOLDINGS LLC

Quarterly Report on Form 10-Q

 Period Ended September 30, 2025

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

1847 HOLDINGS LLC

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
ASSETS	(Unaudited)

Current Assets
Cash and cash equivalents	$2,189,759	$2,457,086
Restricted cash	500,929	1,358,968
Accounts receivable, net	7,010,396	5,361,405
Contract assets	4,838,657	1,892,532
Inventories, net	17,606	18,530
Prepaid expenses and other current assets	595,452	478,386
Assets held for sale	840,305	1,063,586
Total Current Assets	15,993,104	12,630,493

Property and equipment, net	866,978	1,115,208
Operating lease right-of-use assets	1,902,771	1,964,276
Long-term deposits	40,099	34,499
Intangible assets, net	11,798,997	12,524,346
Goodwill	5,309,876	5,309,876
Non-current assets held for sale	-	69,040
TOTAL ASSETS	$35,911,825	$33,647,738

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$13,098,911	$5,853,307
Contract liabilities	476,163	1,199,587
Current portion of operating lease liabilities	466,634	543,809
Current portion of finance lease liabilities	189,835	182,043
Current portion of notes payable, net	6,908,536	7,785,911
Current portion of convertible notes payable, net	22,575,202	22,089,149
Current portion of related party note payable	629,303	578,290
Derivative liabilities	-	185,000
Warrant liabilities	25,726,348	85,779,788
Liabilities held for sale	313,323	361,368
Total Current Liabilities	70,384,255	124,558,252

Operating lease liabilities, net of current portion	1,554,966	1,473,795
Finance lease liabilities, net of current portion	279,832	423,198
Notes payable, net of current portion	-	8,530
Related party note payable, net of current portion	788,677	-
Deferred tax liabilities, net	3,703,000	3,650,000
TOTAL LIABILITIES	76,710,730	130,113,775

Shareholders’ Deficit
Series A senior convertible preferred shares, no par value, 4,450,460 shares designated; 50,592 shares issued and outstanding as of September 30, 2025 and December 31, 2024	39,877	39,877
Series C senior convertible preferred shares, no par value, 83,603 shares designated; 83,603 shares issued and outstanding as of September 30, 2025 and December 31, 2024	403,470	403,470
Series D senior convertible preferred shares, no par value, 7,292,036 shares designated; 6,293,022 shares issued and outstanding as of September 30, 2025 and December 31, 2024	600,100	600,100
Series F convertible preferred shares, no par value, 1,027 shares designated; 1,027 and 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	1,138,332	-
Allocation shares, 1,000 shares authorized; 1,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024	1,000	1,000
Common shares, $0.001 par value, 2,000,000,000 shares authorized; 38,209,514 and 25,400,386 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	38,210	25,400
Additional paid-in capital	79,782,573	79,403,793
Accumulated deficit	(120,838,804)	(175,096,154)
TOTAL 1847 HOLDINGS SHAREHOLDERS’ DEFICIT	(38,835,242)	(94,622,514)
NON-CONTROLLING INTERESTS	(1,963,663)	(1,843,523)
TOTAL SHAREHOLDERS’ DEFICIT	(40,798,905)	(96,466,037)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$35,911,825	$33,647,738

The accompanying notes are an integral part of these condensed consolidated financial statements.

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$13,563,612	$3,805,621	$36,453,541	$8,555,880

Operating Expenses
Cost of revenues	6,897,848	1,425,247	17,898,193	4,084,493
Personnel	1,887,153	2,172,873	5,630,713	4,172,503
Depreciation and amortization	362,666	166,935	1,066,111	507,117
General and administrative	1,143,422	1,984,187	3,325,054	2,928,268
Professional fees	644,265	657,513	3,417,821	4,296,702
Impairment of goodwill and intangible assets	-	679,175	-	679,175
Loss on abandonment of right-of-use asset	-	-	112,705	-
Total Operating Expenses	10,935,354	7,085,930	31,450,597	16,668,258

INCOME (LOSS) FROM OPERATIONS	2,628,258	(3,280,309)	5,002,944	(8,112,378)

Other Income (Expense)
Other expense	(89,879)	(1,285,055)	(79,557)	(1,277,446)
Gain on disposal of property and equipment	3,800	-	54,496	-
Interest expense	(1,087,416)	(1,106,830)	(3,263,840)	(3,007,347)
Amortization of debt discounts	(260,272)	(2,095,970)	(1,198,002)	(7,976,758)
Loss on extinguishment of debt	-	(1,642,701)	(3,009,416)	(2,843,451)
Gain on change in fair value of derivative liabilities	-	3,592,435	185,000	1,689,410
Gain on change in fair value of warrant liabilities	32,003,657	81,400	59,727,340	1,841,000
Total Other Income (Expense)	30,569,890	(2,456,721)	52,416,021	(11,574,592)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	33,198,148	(5,737,030)	57,418,965	(19,686,970)
Income tax benefit (provision)	(579,000)	357,000	(1,347,000)	754,000
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	$32,619,148	$(5,380,030)	$56,071,965	$(18,932,970)
Net loss from discontinued operations	(375,243)	(1,327,896)	(853,081)	(4,100,924)
Gain (loss) on disposition of subsidiaries	-	9,023,526	(858,039)	10,083,621
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(375,243)	7,695,630	(1,711,120)	5,982,697
NET INCOME (LOSS)	$32,243,905	$2,315,600	$54,360,845	$(12,950,273)

NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS FROM CONTINUING OPERATIONS	8,074	83,614	56,159	168,559
NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS FROM DISCONTINUED OPERATIONS	28,143	414,570	63,981	319,756
NET INCOME (LOSS) ATTRIBUTABLE TO 1847 HOLDINGS	$32,280,122	$2,813,784	$54,480,985	$(12,461,958)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS ATTRIBUTABLE TO 1847 HOLDINGS	32,627,222	(5,296,416)	56,128,124	(18,764,411)
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS ATTRIBUTABLE TO 1847 HOLDINGS	(347,100)	8,110,200	(1,647,139)	6,302,453
NET INCOME (LOSS) ATTRIBUTABLE TO 1847 HOLDINGS	$32,280,122	$2,813,784	$54,480,985	$(12,461,958)

PREFERRED SHARE DIVIDENDS	(75,362)	(55,911)	(223,635)	(186,697)
DEEMED DIVIDENDS	-	-	-	(1,000)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$32,204,760	$2,757,873	$54,257,350	$(12,649,655)

BASIC EARNINGS (LOSS) PER COMMON SHARE FROM CONTINUING OPERATIONS	$0.88	$(32.60)	$1.76	$(114.87)
BASIC EARNINGS (LOSS) PER COMMON SHARE FROM DISCONTINUED OPERATIONS	(0.01)	49.40	(0.06)	38.20
BASIC EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS	$0.87	$16.80	$1.70	$(76.67)

DILUTED EARNINGS (LOSS) PER COMMON SHARE FROM CONTINUING OPERATIONS	$0.09	$(32.60)	$0.17	$(114.87)
DILUTED EARNINGS (LOSS) PER COMMON SHARE FROM DISCONTINUED OPERATIONS	(0.00)	49.40	(0.01)	38.20
DILUTED EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS	$0.09	$16.80	$0.16	$(76.67)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	37,124,893	164,167	31,833,788	164,985
DILUTED	357,655,819	164,167	349,888,934	164,985

The accompanying notes are an integral part of these condensed consolidated financial statements.

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

	Series A Senior		Series C Senior		Series D Senior		Series F							`
	Convertible		Convertible		Convertible		Convertible
	Preferred Shares		Preferred Shares		Preferred Shares		Preferred Shares		Allocation	Common Shares		Additional Paid-In	Accumulated	Non- Controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Shares	Amount	Capital	Deficit	Interests	Deficit
Balance at December 31, 2024	50,592	$39,877	83,603	$403,470	6,293,022	$600,100	-	$-	$1,000	25,400,386	$25,400	$79,403,793	$(175,096,154)	$(1,843,523)	$(96,466,037)
Issuance of common shares upon conversion of convertible notes payable	-	-	-	-	-	-	-	-	-	1,139,388	1,140	255,450	-	-	256,590
Issuance of series F preferred shares upon settlement of series A warrants	-	-	-	-	-	-	1,027	1,138,332	-	-	-	-	-	-	1,138,332
Dividends – series A convertible preferred shares	-	-	-	-	-	-	-	-	-	-	-	-	(8,755)	-	(8,755)
Dividends – series C convertible preferred shares	-	-	-	-	-	-	-	-	-	-	-	-	(12,369)	-	(12,369)
Dividends – series D convertible preferred shares	-	-	-	-	-	-	-	-	-	-	-	-	(52,602)	-	(52,602)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(403,101)	(12,852)	(415,953)
Balance at March 31, 2025	50,592	$39,877	83,603	$403,470	6,293,022	$600,100	1,027	$1,138,332	$1,000	26,539,774	$26,540	$79,659,243	$(175,572,981)	$(1,856,375)	$(95,560,794)
Issuance of common shares upon cashless exercise of warrants	-	-	-	-	-	-	-	-	-	5,763,961	5,764	(5,764)	-	-	-
Dividends – series A convertible preferred shares	-	-	-	-	-	-	-	-	-	-	-	-	(8,852)	-	(8,852)
Dividends – series C convertible preferred shares	-	-	-	-	-	-	-	-	-	-	-	-	(12,506)	-	(12,506)
Dividends – series D convertible preferred shares	-	-	-	-	-	-	-	-	-	-	-	-	(53,189)	-	(53,189)
Net income (loss)	-	-	-	-	-	-	-	-	-	-	-	-	22,603,964	(71,071)	22,532,893
Balance at June 30, 2025	50,592	$39,877	83,603	$403,470	6,293,022	$600,100	1,027	$1,138,332	$1,000	32,303,735	$32,304	$79,653,479	$(153,043,564)	$(1,927,446)	$(73,102,448)
Extinguishment of warrant liabilities upon exercise of warrants	-	-	-	-	-	-	-	-	-	-	-	130,000	-	-	130,000
Issuance of common shares upon cashless exercise of warrants	-	-	-	-	-	-	-	-	-	5,848,580	5,849	(5,849)	-	-	-
Issuance of common shares upon conversion of convertible notes payable	-	-	-	-	-	-	-	-	-	57,214	57	4,943	-	-	5,000
Cancellation of common shares	-	-	-	-	-	-	-	-	-	(15)	-	-	-	-	-
Dividends – series A convertible preferred shares	-	-	-	-	-	-	-	-	-	-	-	-	(8,949)	-	(8,949)
Dividends – series C convertible preferred shares	-	-	-	-	-	-	-	-	-	-	-	-	(12,643)	-	(12,643)
Dividends – series D convertible preferred shares	-	-	-	-	-	-	-	-	-	-	-	-	(53,770)	-	(53,770)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	32,280,122	(36,217)	32,243,905
Balance at September 30, 2025	50,592	$39,877	83,603	$403,470	6,293,022	$600,100	1,027	$1,138,332	$1,000	38,209,514	$38,210	$79,782,573	$(120,838,804)	$(1,963,663)	$(40,798,905)

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

	Series A Senior		Series B Senior		Series C Senior		Series D Senior
	Convertible		Convertible		Convertible		Convertible
	Preferred Shares		Preferred Shares		Preferred Shares		Preferred Shares		Allocation	Common Shares		Distribution	Additional Paid-In	Accumulated	Non- Controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Shares	Amount	Receivable	Capital	Deficit	Interests	Deficit
Balance at December 31, 2023	226,667	$190,377	91,567	$240,499	-	$-	-	$-	$1,000	142,278	$142	$(2,000,000)	$57,676,965	$(74,835,392)	$(1,314,280)	$(20,040,689)
Issuance of common shares upon settlement of accrued series A preferred share dividends	-	-	-	-	-	-	-	-	-	625	1	-	130,967	-	-	130,968
Issuance of common shares upon settlement of accrued series B preferred share dividends	-	-	-	-	-	-	-	-	-	51	-	-	13,299	-	-	13,299
Issuance of common shares and warrants in public offering	-	-		-	-	-	-	-	-	9,364	9	-	4,334,991	-	-	4,335,000
Fair value of warrant liabilities recognized upon issuance of warrants	-	-	-	-	-	-	-	-	-	-	-	-	(4,335,000)	-	-	(4,335,000)
Extinguishment of warrant liabilities upon exercise of warrants	-	-	-	-	-	-	-	-	-	-	-	-	844,500	-	-	844,500
Issuance of common shares upon cashless exercise of warrants	-	-		-	-	-	-	-	-	2,591	3	-	(3)	-	-	-
Issuance of common shares upon conversion of convertible notes payable	-	-	-	-	-	-	-	-	-	1,984	2	-	1,261,191	-	-	1,261,193
Issuance of common shares upon conversion of series A preferred shares	(181,212)	(152,200)	-	-	-	-	-	-	-	2,437	3	-	152,197	-	-	-
Issuance of common shares upon conversion of series B preferred shares	-	-	(80,110)	(210,264)	-	-	-	-	-	1,305	1	-	210,263	-	-	-
Dividends – series A senior convertible preferred shares	-	-		-	-	-	-	-	-	-	-	-	-	(119,492)	-	(119,492)
Dividends – series B senior convertible preferred shares	-	-		-	-	-	-	-	-	-	-	-	-	(2,976)	-	(2,976)
Deemed dividend from down round provision in warrants	-	-	-	-	-	-	-	-	-	-	-	-	1,000	(1,000)	-	-
Net income (loss)	-	-		-	-	-	-	-	-	-	-	-	-	(10,400,513)	41,452	(10,359,061)
Balance at March 31, 2024	45,455	$38,177	11,457	$30,235	-	$-	-	$-	$1,000	160,635	$161	$(2,000,000)	$60,290,370	$(85,359,373)	$(1,272,828)	$(28,272,258)
Issuance of series D preferred shares in connection with a private debt offering	-	-	-	-	-	-	1,966,570	214,000	-	-	-	-	-	-	-	214,000
Issuance of warrants in connection with a private debt offering	-	-	-	-	-	-	-	-	-	-	-	-	7,573	-	-	7,573
Extinguishment of warrant liabilities upon exercise of warrants	-	-	-	-	-	-	-	-	-	-	-	-	1,676,500	-	-	1,676,500
Issuance of common shares upon cashless exercise of warrants	-	-	-	-	-	-	-	-	-	9,018	9	-	(9)	-	-	-
Issuance of common shares upon conversion of convertible notes payable	-	-	-	-	-	-	-	-	-	3,879	4	-	765,302	-	-	765,306
Issuance of common shares upon conversion of series B preferred shares	-	-	(11,457)	(30,235)	-	-	-	-	-	218	-	-	30,235	-	-	-
Dividends – series A senior convertible preferred shares	-	-	-	-	-	-	-	-	-	-	-	-	-	(7,953)	-	(7,953)
Dividends – series D senior convertible preferred shares	-	-	-	-	-	-	-	-	-	-	-	-	-	(365)	-	(365)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(4,875,229)	(31,583)	(4,906,812)
Balance at June 30, 2024	45,455	$38,177	-	$-	-	$-	1,966,570	$214,000	$1,000	173,750	$174	$(2,000,000)	$62,769,971	$(90,242,920)	$(1,304,411)	$(30,524,009)
Issuance of series A preferred shares upon settlement of accrued series A dividends	5,137	1,700	-	-	-	-	-	-	-	-	-	-	-	-	-	1,700
Issuance of series C preferred shares upon settlement of note payable	-	-	-	-	83,603	214,900	-	-	-	-	-	-	-	-	-	214,900
Issuance of series D preferred shares in connection with a private debt offering	-	-	-	-	-	-	4,326,452	386,100	-	-	-	-	-	-	-	386,100
Extinguishment of warrant liabilities upon exercise of warrants	-	-	-	-	-	-	-	-	-	-	-	-	173,800	-	-	173,800
Issuance of common shares upon cashless exercise of warrants	-	-	-	-	-	-	-	-	-	4,666	4	-	(4)	-	-	-
Settlement of 1847 Manager accrued expenses and transaction fees	-	-	-	-	-	-	-	-	-	-	-	1,215,000	-	-	-	1,215,000
Dividends – series A senior convertible preferred shares	-	-	-	-	-	-	-	-	-	-	-	-	-	(8,040)	-	(8,040)
Dividends – series C senior convertible preferred shares	-	-	-	-	-	-	-	-	-	-	-	-	-	(5,360)	-	(5,360)
Dividends – series D senior convertible preferred shares	-	-	-	-	-	-	-	-	-	-	-	-	-	(42,511)	-	(42,511)
Net income (loss)	-	-	-	-	-	-	-	-	-	-	-	-	-	2,813,784	(498,184)	2,315,600
Balance at September 30, 2024	50,592	$39,877	-	$-	83,603	$214,900	6,293,022	$600,100	$1,000	178,416	$178	$(785,000)	$62,943,767	$(87,485,047)	$(1,802,595)	$(26,272,820)

The accompanying notes are an integral part of these condensed consolidated financial statements.

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) from continuing operations	$54,360,845	$(12,950,273)
Net loss from discontinued operations	853,081	4,100,924
(Gain) loss on disposition of subsidiaries	858,039	(10,083,621)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on disposal of property and equipment	(54,496)	-
Impairment of goodwill and intangible assets	-	679,175
Loss on abandonment of right-of-use asset	112,705	-
Loss on extinguishment of debt	3,009,416	2,843,451
Gain on change in fair value of derivative liabilities	(185,000)	(1,689,410)
Gain on change in fair value of warrant liabilities	(59,727,340)	(1,841,000)
Deferred taxes	53,000	(49,000)
Depreciation and amortization	1,066,111	507,117
Amortization of debt discounts	1,198,002	7,976,758
Amortization of right-of-use assets	389,892	248,329
Changes in operating assets and liabilities:
Accounts receivable	(1,648,991)	(87,473)
Contract assets	(2,946,125)	22,546
Inventories	924	457,453
Prepaid expenses and other current assets	(117,066)	(24,404)
Other assets	(5,600)	-
Accounts payable and accrued expenses	6,945,765	351,380
Contract liabilities	(723,424)	(1,860,974)
Operating lease liabilities	(437,096)	(258,772)
Net cash provided by (used in) operating activities from continuing operations	3,002,642	(11,657,794)
Net cash provided by (used in) operating activities from discontinued operations	(11,770)	2,178,844
Net cash provided by (used in) operating activities	2,990,872	(9,478,950)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(109,336)
Proceeds from the disposal of property and equipment	71,300
Proceeds from the sale of High Mountain	-	8,801,868
Escrow receivable from the sale of High Mountain	(858,039)	8,700,000
Net cash provided by (used in) investing activities from continuing operations	(896,075)	17,501,868
Net cash from investing activities from discontinued operations	-	-
Net cash provided by (used in) investing activities	(896,075)	17,501,868

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from notes payable	465,650	4,954,300
Net proceeds from issuance of common shares and warrants in connection with a public offering	-	4,335,000
Repayments of notes payable and finance lease liabilities	(3,547,942)	(4,188,353)
Repayments of related party note payable	(149,641)	-
Repayments of convertible notes payable	-	(1,370,581)
Net cash provided by (used in) financing activities from continuing operations	(3,231,933)	3,730,366
Net cash used in financing activities from discontinued operations	-	(1,701,500)
Net cash provided by (used in) financing activities	(3,231,933)	2,028,866

NET CHANGE IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS	(1,125,366)	9,574,440

CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS
Cash from continuing operations at the beginning of the period	$3,816,054	$610,182
Cash from continuing operations at the end of the period	$2,690,688	10,184,622

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$54,930	$4,401,563
Cash paid for income taxes	$6,000	$40,000

NON-CASH INVESTING AND FINANCING ACTIVITIES
Net assets from the disposition of subsidiaries	$-	$7,418,247
Deemed dividend from down round provision in warrants	$-	$1,000
Accrued dividends on series A preferred shares	$26,556	$135,485
Accrued dividends on series B preferred shares	$-	$2,976
Accrued dividends on series C preferred shares	$37,518	$5,360
Accrued dividends on series D preferred shares	$159,561	$42,876
Issuance of common shares upon settlement of accrued series A dividends	$-	$130,968
Issuance of common shares upon settlement of accrued series B dividends	$-	$13,299
Issuance of common shares upon conversion of series A shares	$-	$152,200
Issuance of common shares upon conversion of series B shares	$-	$240,499
Issuance of common shares upon cashless exercise of warrants	$11,613	$16
Debt discount on notes payable	$380,000	$1,836,434
Fair value of notes payable issued for services	$-	$492,000
Fair value of derivative liabilities recognized upon issuance of promissory notes	$-	$1,699,727
Fair value of warrant liabilities recognized upon issuance of warrants	$-	$4,545,700
Extinguishment of warrant liabilities upon exercise of warrants	$130,000	$2,694,800
Issuance of common shares upon conversion of convertible notes payable and accrued interest	$261,590	$2,026,499
Issuance of warrants in connection with a private debt offering	$-	$7,573
Issuance of series D preferred shares in connection with a private debt offering	$-	$600,100
Reclassification of accrued interest to convertible notes payable	$-	$17,954
Settlement of Manager accrued expenses and transaction fees	-	1,215,000
Operating lease right-of-use asset and liability measurement	$441,092	$-
Financed purchases of property and equipment	$-	$123,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

NOTE 1—BASIS OF PRESENTATION AND OTHER INFORMATION

The accompanying unaudited condensed consolidated financial statements of 1847 Holdings LLC (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all the information and footnotes required by GAAP for complete financial statements. The December 31, 2024 consolidated balance sheet data was derived from audited financial statements but do not include all disclosures required by GAAP. The interim unaudited condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2025. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

Assets Held for Sale and Discontinued Operations

In the first quarter of 2025, the Company received approval from the Board to engage in an active program to sell Wolo Mfg. Corp. and Wolo Industrial Horn & Signal, Inc. (collectively referred to as “Wolo”), which makes up the Automotive Supplies Segment.

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

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which enhances the transparency and decision usefulness of income tax disclosures by requiring; (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. These amendments are to be applied prospectively, with retrospective application permitted. The Company is currently evaluating the impact this standard will have on its condensed consolidated financial statements.

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

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets,” which introduces a practical expedient for the application of the current expected credit loss model to current accounts receivable and contract assets. The amendment is effective for interim and annual periods beginning after December 15, 2025, with early adoption permitted. This amendment is to be applied on a prospective basis. The Company is currently evaluating the impact this standard will have on its condensed consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software”. This guidance removes all references to project stages throughout ASC 350-40 and clarifies the threshold entities apply to begin capitalizing costs. Under the new standard, cost capitalization should only commence when an entity has committed to funding a software project and it is probable the project will be completed and the software will be used for its intended function. The amendments are effective for annual reporting periods beginning after December 15, 2027 and interim reporting periods within those annual reporting periods. Entities may apply the guidance using a prospective, retrospective or modified transition approach. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating the impact this standard will have on its condensed consolidated financial statements.

The Company currently believes there are no other issued and not yet effective accounting standards that are materially relevant to its condensed consolidated financial statements.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

As of September 30, 2025, the Company had cash and cash equivalents of $2,189,759, restricted cash and cash equivalents of $500,929 and a total working capital deficit of $54,391,151. For the nine months ended September 30, 2025, the Company incurred operating income of $5,002,944 and cash flows provided by operating activities from continuing operations of $3,002,642.

The Company has generated net operating losses since its inception and has relied on cash on hand, sales of securities, external bank lines of credit, and issuance of third-party and related party debt to support cashflows from operations. The Company expects that within the next twelve months it will not have sufficient cash and other resources on hand to sustain its current operations or meet its obligations as they become due unless it obtains additional financing. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

NOTE 3—DISCONTINUED OPERATIONS

Wolo Assets Held for Sale

As described above, during the first quarter of 2025, the Company received approval from the Board to engage in an active program to sell Wolo. The Company determined that its decision to sell Wolo is considered a strategic shift that will have a major effect on the Company’s operations and financial results and met the criteria for classification as discontinued operations.

The following table summarizes the carrying amounts of the major classes of assets and liabilities of Wolo, which have been classified as assets and liabilities held for sale in the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$33,594	$45,364
Accounts receivable, net	395,968	471,965
Inventories, net	392,470	456,123
Prepaid expenses and other current assets	11,000	90,134
Property and equipment, net	591	798
Operating lease right-of-use assets	-	53,206
Security deposits	6,682	15,036
Total assets held for sale	$840,305	$1,132,626

Liabilities
Accounts payable and accrued expenses	$313,323	$306,643
Operating lease liabilities	-	54,725
Total liabilities held for sale	313,323	361,368

Total net assets held for sale	$526,982	$771,258

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

The following table presents the results of operations of Wolo, which have been included in discontinued operations in the condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$72,616	$953,469	$1,189,502	$3,834,917

Operating expenses
Cost of revenues	97,843	577,525	836,523	2,470,378
Personnel	35,518	233,982	309,624	803,013
Depreciation and amortization	69	69	207	207
General and administrative	255,049	252,348	686,496	804,673
Professional fees	30,305	22,474	68,695	204,608
Total operating expenses	418,784	1,086,398	1,901,545	4,282,879

Loss from operations	(346,168)	(132,929)	(712,043)	(447,962)

Interest expense	(29,075)	(33,696)	(141,038)	(128,026)

Net loss from discontinued operations before income taxes	(375,243)	(166,625)	(853,081)	(575,988)
Income tax provision	-	-	-	(3,000)
Net loss from discontinued operations	$(375,243)	$(166,625)	$(853,081)	$(578,988)

Net loss attributable to non-controlling interests from discontinued operations	28,143	12,497	63,981	43,424
Net loss from discontinued operations attributable to 1847 Holdings	$(347,100)	$(154,128)	$(789,100)	$(535,564)

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

The following table presents cash flow information from the discontinued operations of Wolo for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(853,081)	$(578,988)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	207	207
Amortization of right-of-use assets	53,206	64,681
Changes in operating assets and liabilities:
Accounts receivable	75,997	(43,008)
Inventories	63,653	252,678
Prepaid expenses and other current assets	79,134	92,709
Deposits	8,354	-
Accounts payable and accrued expenses	615,485	246,303
Operating lease liabilities	(54,725)	(65,276)
Net cash used in operating activities from discontinued operations	(11,770)	(30,694)

Cash flows from investing activities
Net cash from investing activities from discontinued operations	-	-

Cash flows from financing activities
Net cash from financing activities from discontinued operations	-	-

Net change in cash and cash equivalents from discontinued operations	$(11,770)	$(30,694)

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

Asien’s Assignment for the Benefit of Creditors

On February 26, 2024, the Company’s subsidiary Asien’s Appliance, Inc. (“Asien’s”) entered into a general assignment for the benefit of its creditors (the “Assignment Agreement”), pursuant to which Asien’s transferred ownership of all or substantially all of its right, title, and interest in, as well as custody and control of, its assets to SG Service Co., LLC in trust. The Company received no cash consideration related to the assignment. Following the assignment, the Company retained no financial interest in Asien’s. The assignment of Asien’s represents a strategic shift and its results are reported as discontinued operations for the nine months ended September 30, 2024.

The following table presents the results of operations of Asien’s, which have been included in discontinued operations in the condensed consolidated statements of operations for the nine months ended September 30, 2024:

Nine Months Ended September 30, 2024
Revenues	$870,952

Operating expenses
Cost of revenues	744,706
Personnel	98,213
Depreciation and amortization	7,702
General and administrative	203,377
Professional fees	78,807
Total operating expenses	1,132,805

Loss from operations	(261,853)

Interest expense	(724)

Net loss from discontinued operations before income taxes	(262,577)
Income tax provision	-
Net loss from discontinued operations	$(262,577)

Net income attributable to non-controlling interests from discontinued operations	13,129
Net loss from discontinued operations attributable to 1847 Holdings	$(249,448)

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

The following table presents cash flow information from the discontinued operations of Asien’s for the nine months ended September 30, 2024:

Nine Months Ended September 30, 2024
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

ICU Eyewear Foreclosure Sale

The Company’s subsidiary ICU Eyewear, Inc. (“ICU Eyewear”) was in default under an Amended and Restated Credit and Security Agreement (the “ICU Loan Agreement”) that was entered into on September 11, 2023 between AB Lending SPV I LLC d/b/a Mountain Ridge Capital (the “ICU Lender”), ICU Eyewear and the Company’s subsidiaries ICU Eyewear Holdings, Inc., and 1847 ICU Holdings Inc. (together with ICU Eyewear, the “ICU Parties”) and, with the approval of the other ICU Parties, consented to a foreclosure by the ICU Lender and private sale of substantially all of its assets in an Article 9 sale process, pursuant to Section 9-610 of the Uniform Commercial Code as in effect in the State of New York and Section 9-610 of the Uniform Commercial Code as in effect in the State of California. On August 5, 2024, ICU Eyecare Solutions Inc., an entity that is not affiliated with the Company, was the successful bidder with a cash bid of $4,250,000. Pursuant to an agreement dated August 5, 2024, and in consideration for such purchase price, the ICU Lender having foreclosed on its security interest in all of the assets of ICU Eyewear then conveyed all of its rights, title, and interest in all of such assets to ICU Eyecare Solutions Inc. The Company received no cash consideration related to the sale. Following the sale, the Company retained no financial interest in ICU Eyewear. The sale of ICU Eyewear represents a strategic shift and its results are reported as discontinued operations for the three and nine months ended September 30, 2024.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

The following table presents the results of operations of ICU Eyewear, which have been included in discontinued operations in the condensed consolidated statements of operations for the three and nine months ended September 30, 2024:

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Revenues	$1,239,327	$8,212,395

Operating expenses
Cost of revenues	1,238,021	5,658,551
Personnel	310,888	1,564,842
Depreciation and amortization	39,454	248,646
General and administrative	316,146	1,526,278
Professional fees	47,522	672,855
Impairment of goodwill and intangible assets	-	1,216,966
Total operating expenses	1,952,031	10,888,138

Loss from operations	(712,704)	(2,675,743)

Other income (expense)
Other income (expense)	(17,370)	2,583
Interest expense	(531,250)	(911,437)
Amortization of debt discount	-	(683,029)
Total other expense	(548,620)	(1,591,883)

Net loss from discontinued operations before income taxes	(1,261,324)	(4,267,626)
Income tax benefit	-	11,250
Net loss from discontinued operations	$(1,261,324)	$(4,256,376)

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

The following table presents cash flow information from the discontinued operations of ICU Eyewear for the nine months ended September 30, 2024:

Nine Months Ended September 30, 2024
Cash flows from operating activities
Net loss	$(4,256,376)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	248,646
Amortization of debt discount	683,029
Impairment of goodwill and intangible assets	1,216,966
Deferred taxes	(15,000)
Inventory reserve	45,000
Amortization of right-of-use assets	192,796
Changes in operating assets and liabilities:
Accounts receivable	481,202
Inventories	1,202,730
Prepaid expenses and other current assets	(14,895)
Accounts payable and accrued expenses	857,085
Operating lease liabilities	(176,336)
Net cash provided by operating activities from discontinued operations	464,847

Cash flows from investing activities
Net cash from investing activities from discontinued operations	-

Cash flows from financing activities
Net repayments of revolving line of credit	(80,540)
Net cash used in financing activities from discontinued operations	(80,540)

Net change in cash and cash equivalents from discontinued operations	$384,307

Sale of High Mountain

On September 30, 2024, the Company entered into an asset purchase agreement (the “Purchase Agreement”) with BFS Group LLC (“BFS”), and the Company’s majority owned subsidiary High Mountain Door & Trim Inc. (“High Mountain”), pursuant to which the Company sold substantially all of the assets of High Mountain to BFS for an aggregate cash only purchase price of $17,000,000, subject to certain pre-closing and post-closing adjustments. At closing, the purchase price was subject to a working capital adjustment and was also reduced by the amount of outstanding indebtedness repaid at closing or assumed by BFS, as well as certain transaction expenses. Additionally, the purchase price was reduced by $1,700,000, which may be used for certain post-closing payments (the “Holdback Amount”). As September 30, 2025, the balance of the Holdback Amount was $500,929.

The sale of High Mountain represents a strategic shift and its results are reported as discontinued operations for the three and nine months ended September 30, 2024. During the nine months ended September 30, 2025, the Company recorded a $858,039 reduction to the Holdback Amount related to the resolution of post-closing working capital adjustments, with the offsetting impact of this adjustment recognized in discontinued operations. As September 30, 2025, the balance of the Holdback Amount was $500,929.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

The following table presents the results of operations of High Mountain, which have been included in discontinued operations in the condensed consolidated statements of operations for the three and nine months ended September 30, 2024:

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Revenues	$7,628,235	$23,438,316

Operating expenses
Cost of revenues	5,238,049	14,348,494
Personnel	2,057,780	4,757,423
Depreciation and amortization	148,910	445,328
General and administrative	1,243,416	3,402,330
Professional fees	19,845	108,439
Total operating expenses	8,708,000	23,062,014

Income (loss) from operations	(1,079,765)	376,302

Other income (expense)
Other income	1,290,000	1,290,275
Loss on disposal of property and equipment	-	(13,815)
Interest income (expense)	17,016	(227,439)
Amortization of debt discount	(23,198)	(64,306)
Total other income	1,283,818	984,715

Net income from discontinued operations before income taxes	204,053	1,361,017
Income tax provision	(104,000)	(364,000)
Net income from discontinued operations	$100,053	$997,017

Net income attributable to non-controlling interests from discontinued operations	(8,340)	(74,777)
Net income from discontinued operations attributable to 1847 Holdings	$91,713	$922,240

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

The following table presents cash flow information from the discontinued operations of High Mountain for the nine months ended September 30, 2024:

Nine Months Ended September 30, 2024
Cash flows from operating activities
Net income	$997,017
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of property and equipment	13,815
Depreciation and amortization	445,328
Amortization of debt discount	64,306
Deferred taxes	(334,000)
Amortization of right-of-use assets	246,765
Changes in operating assets and liabilities:
Accounts receivable	158,434
Inventories	164,662
Prepaid expenses and other current assets	103,645
Accounts payable and accrued expenses	292,164
Contract liabilities	(150,298)
Operating lease liabilities	(243,685)
Net cash provided by operating activities from discontinued operations	1,758,153

Cash flows from investing activities
Net cash from investing activities from discontinued operations	-

Cash flows from financing activities
Repayments of notes payable and finance lease liabilities	(355,951)
Repayments of convertible notes payable	(1,260,173)
Net cash used in financing activities from discontinued operations	(1,616,124)

Net change in cash and cash equivalents from discontinued operations	$142,029

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

The Company’s revenues for the three and nine months ended September 30, 2025 and 2024 are disaggregated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Cabinetry and millwork	$4,327,782	$3,805,621	$14,805,945	$8,555,880
Doors, frames, hardware, and trim	8,971,080	-	20,942,599	-
Specialty construction accessories	264,750	-	704,997	-
Total revenues	$13,563,612	$3,805,621	$36,453,541	$8,555,880

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

Segment information for the three months ended September 30, 2025 and 2024 are as follows:

	Three Months Ended September 30, 2025
	Construction	Corporate Services	Total
Revenues	$13,563,612	$-	$13,563,612
Operating expenses
Cost of revenues	6,897,848	-	6,897,848
Personnel	1,417,794	469,359	1,887,153
Personnel – corporate allocation	529,448	(529,448)	-
Depreciation and amortization	362,666	-	362,666
General and administrative	803,569	139,853	943,422
General and administrative – management fees	200,000	-	200,000
General and administrative – corporate allocation	398,313	(398,313)	-
Professional fees	193,721	450,544	644,265
Loss on abandonment of right-of-use asset	-	-	-
Total operating expenses	10,803,359	131,995	10,935,354
Income (loss) from operations	$2,760,253	$(131,995)	$2,628,258

	Three Months Ended September 30, 2024
	Construction	Corporate Services	Total
Revenues	$3,805,621	$-	$3,805,621
Operating expenses
Cost of revenues	1,425,247	-	1,425,247
Personnel	859,903	1,312,970	2,172,873
Personnel – corporate allocation	84,930	(84,930)	-
Depreciation and amortization	166,935	-	166,935
General and administrative	110,797	575,057	685,854
General and administrative – management fees	83,333	1,215,000	1,298,333
General and administrative – corporate allocation	64,618	(64,618)	-
Professional fees	24,403	633,110	657,513
Impairment of goodwill and intangible assets	679,175	-	679,175
Total operating expenses	3,499,341	3,586,589	7,085,930
Income (loss) from operations	$306,280	$(3,586,589)	$(3,280,309)

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

Segment information for the nine months ended September 30, 2025 and 2024 are as follows:

	Nine Months Ended September 30, 2025
	Construction	Corporate Services	Total
Revenues	$36,453,541	$-	$36,453,541
Operating expenses
Cost of revenues	17,898,193	-	17,898,193
Personnel	4,170,456	1,460,257	5,630,713
Personnel – corporate allocation	1,610,826	(1,610,826)	-
Depreciation and amortization	1,066,111	-	1,066,111
General and administrative	2,191,564	533,490	2,725,054
General and administrative – management fees	600,000	-	600,000
General and administrative – corporate allocation	873,245	(873,245)	-
Professional fees	1,054,459	2,363,362	3,417,821
Loss on abandonment of right-of-use asset	112,705	-	112,705
Total operating expenses	29,577,559	1,873,038	31,450,597
Income (loss) from operations	$6,875,982	$(1,873,038)	$5,002,944

	Nine Months Ended September 30, 2024
	Construction	Corporate Services	Total
Revenues	$8,555,880	$-	$8,555,880
Operating expenses
Cost of revenues	4,084,493	-	4,084,493
Personnel	2,922,037	1,250,466	4,172,503
Personnel – corporate allocation	255,515	(255,515)	-
Depreciation and amortization	507,117	-	507,117
General and administrative	993,886	469,382	1,463,268
General and administrative – management fees	250,000	1,215,000	1,465,000
General and administrative – corporate allocation	304,442	(304,442)	-
Professional fees	75,830	4,220,872	4,296,702
Impairment of goodwill and intangible assets	679,175	-	679,175
Total operating expenses	10,072,495	6,595,763	16,668,258
Loss from operations	$(1,516,615)	$(6,595,763)	$(8,112,378)

Total assets by operating segment as of September 30, 2025 are as follows:

	September 30, 2025
	Construction	Corporate Services	Total
Assets
Current assets	$14,493,362	$659,437	$15,152,799
Long-lived assets	14,608,845	-	14,608,845
Goodwill	5,309,876	-	5,309,876
Total assets	$34,412,083	$659,437	$35,071,520

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

NOTE 5—PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2025 and December 31, 2024 consisted of the following:

	September 30, 2025	December 31, 2024
Machinery and equipment	$1,562,342	$1,547,260
Office furniture and equipment	160,075	158,304
Transportation equipment	333,225	532,843
Leasehold improvements	194,503	152,908
Total property and equipment	2,250,145	2,391,315
Less: accumulated depreciation	(1,383,167)	(1,276,107)
Total property and equipment, net	$866,978	$1,115,208

Depreciation expense for the three months ended September 30, 2025 and 2024 was $120,883 and $104,191, respectively. Depreciation expense for the nine months ended September 30, 2025 and 2024 was $340,762 and $318,885, respectively.

NOTE 6—INTANGIBLE ASSETS

Intangible assets as of September 30, 2025 and December 31, 2024 consisted of the following:

	September 30, 2025	December 31, 2024
Customer-related	$12,692,000	$12,692,000
Marketing-related	899,000	899,000
Total intangible assets	13,591,000	13,591,000
Less: accumulated amortization	(1,792,003)	(1,066,654)
Total intangible assets, net	$11,798,997	$12,524,346

Amortization expense for the three months ended September 30, 2025 and 2024 was $241,783 and $62,744, respectively. Amortization expense for the nine months ended September 30, 2025 and 2024 was $725,349 and $188,232, respectively.

Estimated amortization expense for intangible assets for the next five years consists of the following as of September 30, 2025:

Year Ending December 31,	Amount
2025 (remaining)	$241,783
2026	967,132
2027	967,132
2028	967,132
2029	967,132
Thereafter	7,688,686
Total estimated amortization expense	$11,798,997

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

NOTE 7—ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of September 30, 2025 and December 31, 2024 consisted of the following:

	September 30, 2025	December 31, 2024
Trade accounts payable	$3,717,781	$1,633,593
Credit cards payable	388,977	349,570
Accrued payroll liabilities	1,670,466	1,185,900
Accrued interest	4,951,466	1,841,011
Accrued preferred dividends	354,737	131,102
Accrued taxes	1,394,222	79,420
Other accrued liabilities	621,262	632,711
Total accounts payable and accrued expenses	$13,098,911	$5,853,307

NOTE 8—LEASES

Operating Leases

In February 2025, the Company’s subsidiary CMD Inc. (“CMD”) entered into a lease agreement for office space located in Lake Havasu City, Arizona. The lease commenced on February 15, 2025 and is for a term of three years. Under the terms of the lease, CMD will lease the premises at a monthly rate of $3,300, with scheduled annual increases. The lease agreement contains customary events of default, representations, warranties, and covenants. The measurement of the right-of-use (“ROU”) asset and liability associated with this operating lease was $97,379.

On September 1, 2025, Kyle’s Custom Wood Shop, Inc. (“Kyle’s”) entered into an amended industrial lease agreement with Stephen Mallatt, Jr. and Rita Mallatt, a related party, for office and warehouse space located in Boise, Idaho. The lease commenced on September 1, 2025 and is for a term of five years. Under the terms of the lease, Kyle’s will lease the premises at a monthly rate of $7,925, with scheduled annual increases. The lease agreement contains customary events of default, representations, warranties, and covenants. The measurement of the ROU asset and liability associated with this operating lease was $343,713.

In May 2025, the Company’s subsidiary Sierra Homes, LLC d/b/a Innovative Cabinets & Design (“Innovative Cabinets”) determined that a ROU asset associated with a warehouse facility located in Reno, Nevada, was impaired due to the Company’s decision to close the facility and relocate operations to another site within the Construction Segment. As a result, the Company recognized an impairment loss of $112,705 related to the abandoned lease during the nine months ended September 30, 2025.

The following was included in the condensed consolidated balance sheets at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Operating lease right-of-use assets	$1,902,771	$1,964,276

Operating lease liabilities, current portion	466,634	543,809
Operating lease liabilities, long-term	1,554,966	1,473,795
Total operating lease liabilities	$2,021,600	$2,017,604

Weighted-average remaining lease term (years)	3.98	4.19
Weighted-average discount rate	14.74%	14.17%

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

The components of operating lease expense consisted of the following for three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Fixed operating lease expense	$164,802	$91,101	$581,644	$273,302
Variable operating lease expense	21,324	20,028	59,700	62,313
Total operating lease expense	$186,126	$111,129	$641,344	$335,615

As of September 30, 2025, maturities of operating lease liabilities were as follows:

Year Ending December 31,	Amount
2025 (remaining)	$213,218
2026	677,057
2027	607,504
2028	564,814
2029	573,606
Thereafter	67,261
Total	2,703,460
Less: imputed interest	(681,860)
Total operating lease liabilities	$2,021,600

Finance Leases

As of September 30, 2025, maturities of financing lease liabilities were as follows:

Year Ending December 31,	Amount
2025 (remaining)	$52,832
2026	211,332
2027	210,042
2028	28,833
Total	503,039
Less: amount representing interest	(33,372)
Total finance lease liabilities	$469,667

As of September 30, 2025, the weighted-average remaining lease term for all finance leases is 2.36 years and the weighted average discount rate is 5.15%.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

NOTE 9—FAIR VALUE MEASUREMENTS

The fair value of financial instruments measured on a recurring basis as of September 30, 2025 consisted of the following:

	Fair Value Measurements as of September 30, 2025
Description	Level 1	Level 2	Level 3	Total
Derivative liabilities	$-	$-	$-	$-
Warrant liabilities	-	-	25,726,348	25,726,348
Total recurring fair value measurements	-	-	$25,726,348	$25,726,348

The following table provides a roll-forward of changes for financial instruments measured at fair value on a recurring basis for the nine months ended September 30, 2025:

Derivative Liabilities	Amount
Balance as of December 31, 2024	$185,000
Gain on change in fair value of derivative liabilities	(185,000)
Balance as of September 30, 2025	$-

Warrant Liabilities	Amount
Balance as of December 31, 2024	$85,779,788
Gain on change in fair value of warrant liabilities	(59,727,340)
Extinguishment of warrant liabilities upon exercise	(130,000)
Extinguishment of warrant liabilities upon settlement	(196,100)
Balance as of September 30, 2025	$25,726,348

NOTE 10—NOTES PAYABLE

Notes payable as of September 30, 2025 and December 31, 2024 consisted of the following:

	September 30, 2025	December 31, 2024
Vehicle loans	$18,656	$53,424
6% Subordinated promissory notes	500,000	500,000
Purchase and sale of future revenues loan	756,000	1,237,950
20% OID subordinated promissory notes – March 2024	3,576,898	3,217,932
12% Subordinated promissory note for services	750,000	500,000
25% OID subordinated promissory note	1,455,600	1,455,600
CMD seller promissory note	-	1,050,000
Total notes payable	7,057,154	8,014,906
Less: debt discounts	(148,618)	(220,465)
Total notes payable, net	$6,908,536	$7,794,441

Current portion of notes payable, net	$6,908,536	$7,785,911
Notes payable, net of current portion	$-	$8,530

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

As of September 30, 2025, the total outstanding principal balance is $3,576,898.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

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

As of September 30, 2025, the total outstanding principal balance is $756,000, net of debt discount of $148,618.

12% Promissory Note for Services

On May 9, 2025, an event of default occurred, resulting in a $250,000 increase to the principal balance. As a result, the Company recognized a loss on extinguishment of debt of $250,000. Consequently, the corresponding derivative liability was extinguished.

As of September 30, 2025, the total outstanding principal balance is $750,000.

NOTE 11—RELATED PARTIES

Related party note payable as of September 30, 2025 and December 31, 2024 consisted of the following:

	September 30, 2025	December 31, 2024
Related party promissory note	$1,417,980	$578,290

Current portion of notes payable, net	$629,303	$578,290
Notes payable, net of current portion	$788,677	$-

On June 27, 2025, the Company’s subsidiary 1847 Cabinet Inc. issued an 8% promissory note in the principal amount of $1,567,621 to Stephen Mallatt, Jr. and Rita Mallatt, a related party. In connection with the issuance of this note, that certain consulting agreement, dated March 16, 2024, between the Company and Stephen Mallatt, Jr., and that certain conversion agreement, dated July 26, 2022, as amended, among the Company, 1847 Cabinet Inc., Stephen Mallatt, Jr. and Rita Mallatt, were cancelled. The note bears interest at a rate of 8% per annum and is due and payable on November 15, 2027. The note requires monthly payments commencing on July 15, 2025; provided that all amounts owed under the note must be repaid in full upon a sale of CMD Inc. The note is unsecured and contains customary events of default. As a result, the Company recognized a loss on extinguishment of debt of $458,218.

As of September 30, 2025, the total outstanding principal balance is $1,417,980.

NOTE 12—COMMITMENTS AND CONTINGENCIES

On September 4, 2025, Alpha Capital Anstalt (the “Plaintiff”) filed a complaint in the Supreme Court of the State of New York, County of New York against the Company, in an action captioned Alpha Capital Anstalt v. 1847 Holdings LLC, Index No. 655245/2025. The complaint asserts a claim for breach of contract against the Company based on its alleged breach of a securities purchase agreement it entered into with Plaintiff on December 14, 2024 (the “SPA”). The Plaintiff alleges that the Company breached the implied covenant of good faith and fair dealing and Section 4.10 in the SPA by failing to take steps to have its common shares listed on another trading market after it was delisted from NYSE American. The Plaintiff alleges that, as a result of the Company’s alleged failure in that regard, the Plaintiff has not been able to sell or exercise the securities it acquired under the SPA and in a subsequent transaction. The Plaintiff seeks an unspecified amount of damages to be proved at trial but not less than $2 million plus its attorney’s fees, costs, and pre- and post-judgment interest and, alternatively, an order requiring the Company to get its common shares listed on a trading market. On October 8, 2025, the Company filed an answer to the complaint denying the material allegations in the complaint and asserting several affirmative defenses. The answer includes a counterclaim against the Plaintiff for the Company’s costs and attorney’s fees for defending the action pursuant to the provision in SPA providing that the prevailing party in litigation is to be awarded its attorney’s fees and costs from the other party. On October 20, 2025, the Plaintiff filed a request for the Court to hold a preliminary conference. On October 28, 2025, the Plaintiff filed a reply to the counterclaim generally denying the allegations therein and asserting affirmative defenses to the counterclaim. As of this date, a scheduling conference has not been held and a scheduling order has not been entered, nor has a trial date been set. The Company believes it has meritorious defenses to the Plaintiff’s claims, including because the Company’s common shares commenced trading on the OTCID market on October 15, 2025. The Company intends to vigorously defend itself against Plaintiff’s claims and pursue its counterclaim against Plaintiff. Due to this litigation being in its early stage, the Company cannot reasonably estimate at this time the potential loss or range of loss, if any, in the event of an adverse outcome for the Company in this matter. It is possible an adverse outcome could materially adversely affect the Company’s financial condition, results of operations, and cash flows. No accrual has been recorded with respect to this legal matter.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

On or about October 17, 2025, the lawsuit Matthew Miller v. 1847 Holdings LLC; 1847 Partners LLC; Ellery W. Roberts; Louis Bevilacqua; Bevilacqua PLLC; Joseph D. Wilson; Eric Van Dam; Vernice Howard; Edward Tobin; Glyn Milburn; Does 1-10; Spartan Capital Securities LLC; and Sichenzia Ross Ference Carmel LLP was filed in the U.S. District for the Southern District of New York, at docket #1:25-cv-08606-LAK. The First Amended Complaint was filed thereafter on October 24, 2025, alleging violations of 18 U.S.C. 1962(c) (RICO), 1862 U.S.C. 1962(d) (RICO), Common Law Fraud, Fraudulent Conveyance, and Aiding and Abetting Fraud in connection with an investment made by Plaintiff in a July 2023 private placement and trading thereafter. The suit seeks various relief including rescission and restitution of a total financial loss of $749,463, treble damages therefrom, pre-and post-judgment interest, damages for retaliation and obstruction, punitive damages, attorneys fees and costs, and further relief. On October 28, 2025, the Court dismissed the First Amended Complaint without prejudice and with leave to replead by November 24, 2025.

NOTE 13—SHAREHOLDERS’ DEFICIT

Series A Senior Convertible Preferred Shares

As of September 30, 2025 and December 31, 2024, the Company had 50,592 series A senior convertible preferred shares issued and outstanding.

During the three and nine months ended September 30, 2025, the Company accrued dividends of $8,949 and $26,556, respectively, for the series A senior convertible preferred shares.

Series C Senior Convertible Preferred Shares

As of September 30, 2025 and December 31, 2024, the Company had 83,603 series C senior convertible preferred shares issued and outstanding.

During the three and nine months ended September 30, 2025, the Company accrued dividends of $12,643 and $37,518, respectively, for the series C senior convertible preferred shares.

Series D Senior Convertible Preferred Shares

As of September 30, 2025 and December 31, 2024, the Company had 6,293,022 series D senior convertible preferred shares issued and outstanding.

During the three and nine months ended September 30, 2025, the Company accrued dividends of $53,770 and $159,561, respectively, for the series D senior convertible preferred shares.

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

SEPTEMBER 30, 2025

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

As of September 30, 2025 and December 31, 2024, the Company had 1,027 and 0 series F convertible preferred shares issued and outstanding, respectively.

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

During the nine months ended September 30, 2025, the Company issued (i) 1,196,602 common shares upon the conversion of a convertible promissory note totaling $261,590, (ii) 9,775,041 common shares upon the cashless exercise of pre-funded warrants and (iii) 1,837,500 common shares upon the cashless exercise of series A warrants issued in December 2024. In addition, during the nine months ended September 30, 2025, 15 common shares were cancelled by the holder thereof.

As of September 30, 2025 and December 31, 2024, the Company had 38,209,514 and 25,400,386 common shares issued and outstanding, respectively.

Warrants

The Company did not issue any new warrants during the nine months ended September 30, 2025. However, on March 11, 2025, the exercise price of the remaining series A warrants and series B warrants that were issued on October 31, 2024, which included 341,815 series A warrants and 14,799,979 series B warrants, was reduced from $1.50 to $0.81 and $0.54, respectively, and the number of warrants was proportionally increased to 632,990 and 41,111,053, respectively. Following such increase, all of the series A warrants were exchanged for an aggregate of 1,027 series F convertible preferred shares.

In addition, during the nine months ended September 30, 2025, pre-funded warrants issued on December 16, 2024 were exercised for 9,775,041 common shares and 1,470,000 series A warrants issued on December 16, 2024 were exercised for 1,837,500 common shares.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

Below is a table summarizing the changes in warrants outstanding during the nine months ended September 30, 2025:

	Warrants	Weighted- Average Exercise Price
Outstanding at December 31, 2024	138,639,165	$0.61
Warrant adjustment(1)	26,876,693	0.55
Exercised/settled	(11,878,031)	(0.15)
Outstanding at September 30, 2025	153,637,827	$0.54
Exercisable at September 30, 2025	153,637,827	$0.54

(1)	As previously described above, a result of the decrease in the exercise prices of the remaining series A warrants and series B warrants that were issued on October 31, 2024, the number of warrants were proportionally increased.

As of September 30, 2025, the outstanding warrants have a weighted-average remaining contractual life of 3.81 years and a total intrinsic value of $1,766,301.

NOTE 14—EARNINGS (LOSS) PER SHARE

The following table presents the reconciliation of net income (loss) attributable to common in computing basic net income (loss) per share of common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss) attributable to common shareholders from continuing operations	$32,551,860	$(5,352,327)	$55,904,489	$(18,952,108)
Net income (loss) attributable to common shareholders from discontinued operations	(347,100)	8,110,200	(1,647,139)	6,302,453
Net income (loss) attributable to common shareholders	$32,204,760	$2,757,873	$54,257,350	$(12,649,655)

Weighted-average common shares – basic	37,124,893	164,167	31,833,788	164,985

Basic earnings (loss) per common share from continuing operations	$0.88	$(32.60)	$1.76	$(114.87)
Basic earnings (loss) per common share from discontinued operations	(0.01)	49.40	(0.06)	38.20
Basic earnings (loss) per common share attributable to common shareholders	$0.87	$16.80	1.70	$(76.67)

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

The following table presents the reconciliation of net income (loss) attributable to common shareholders to net income used in computing dilutive net income (loss) per share of common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss) attributable to common shareholders from continuing operations	$32,551,860	$(5,352,327)	$55,904,489	$(18,952,108)
Net income (loss) attributable to common shareholders from discontinued operations	(347,100)	8,110,200	(1,647,139)	6,302,453
Net income (loss) attributable to common shareholders	$32,204,760	$2,757,873	$54,257,350	$(12,649,655)

Net income adjustments attributable to common shareholders from continuing operations	996,237	-	3,457,565	-
Adjusted net income (loss) attributable to common shareholders	$33,200,997	$2,757,873	$57,714,915	$(12,649,655)

Weighted-average common shares – basic	37,124,893	164,167	31,833,788	164,985
Effect on dilutive securities	320,530,926	-	318,055,146	-
Weighted-average common shares – dilutive	357,655,819	164,167	349,888,934	164,985

Dilutive earnings (loss) per common share from continuing operations	$0.09	$(32.60)	$0.17	$(114.87)
Dilutive earnings (loss) per common share from discontinued operations	(0.00)	49.40	(0.01)	38.20
Dilutive earnings (loss) per common share attributable to common shareholders	$0.09	$16.80	0.16	$(76.67)

For the three and nine months ended September 30, 2025, there were 137,787,215 potential common share equivalents from warrants, series C preferred series, and series D preferred shares excluded from the diluted earnings per share calculations as their effect is anti-dilutive.

NOTE 15—SUBSEQUENT EVENTS

On October 15, 2025, the exercise price of the series A warrants issued on December 16, 2024 was reduced from $0.81 to $0.054 (the floor price) and the number of series A warrants outstanding increased from 40,841,118 to 633,196,770, with each series A warrant being exercisable on a cashless basis for 1.25 common shares.

On October 15, 2025, the exercise price of the series B warrants issued on December 16, 2024 was reduced from $0.54 to $0.054 (the floor price) and the number of series B warrants outstanding increased from 42,311,118 to 423,111,180.

Subsequent to September 30, 2025, the Company issued an aggregate of 1,202,121 common shares upon the cashless exercise of pre-funded warrants issued on December 16, 2024 and 7,550,000 common shares upon the cashless exercise of 6,040,000 series A warrants issued on December 16, 2024.

On October 17, 2025, the Company issued 1,699,570 upon the conversion of a convertible promissory note totaling $25,000.

On November 10, 2025, the 20% OID subordinated promissory note, originally issued on March 4, 2024, and previously amended on June 4, 2024, August 20, 2024, November 15, 2024, December 16, 2024, and March 31, 2025, was further amended pursuant to which the parties agreed to extend the maturity date of the note to March 31, 2026. As additional consideration for the amendment, the Company agreed to increase the outstanding principal by $86,922 as an amendment fee.

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

On March 30, 2021, our subsidiary 1847 Wolo Inc., or 1847 Wolo, acquired Wolo Mfg. Corp., a New York corporation, and Wolo Industrial Horn & Signal, Inc., a New York corporation, which we collectively refer to as Wolo. Headquartered in Deer Park, New York and founded in 1965, Wolo designs and sells horn and safety products (electric, air, truck, marine, motorcycle and industrial equipment), and offers vehicle emergency and safety warning lights for cars, trucks, industrial equipment and emergency vehicles. During the first quarter of 2025, we received approval from our board of directors to engage in an active program to sell Wolo, which makes up the automotive supplies segment. We determined that our decision to sell Wolo is considered a strategic shift that will have a major effect on our operations and financial results and met the criteria for classification as discontinued operations. As a result, the assets and liabilities of Wolo are presented as held for sale in the unaudited condensed consolidated balance sheets and the operating results are presented as discontinued operations in the unaudited condensed consolidated statements of operations for all periods presented.

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

Management Fees

On April 15, 2013, we and our manager entered into a management services agreement, pursuant to which we are required to pay our manager a quarterly management fee equal to 0.5% of our adjusted net assets for services performed (which we refer to as the parent management fee). The amount of the parent management fee with respect to any fiscal quarter is (i) reduced by the aggregate amount of any management fees received by our manager under any offsetting management services agreements with respect to such fiscal quarter, (ii) reduced (or increased) by the amount of any over-paid (or under-paid) parent management fees received by (or owed to) our manager as of the end of such fiscal quarter, and (iii) increased by the amount of any outstanding accrued and unpaid parent management fees. We did not expense any parent management fees for the three and nine months ended September 30, 2025.

On August 21, 2020, 1847 Cabinet entered into an offsetting management services agreement with our manager, which was amended on October 8, 2021. Pursuant to the amended management services agreement, our manager will provide certain services to 1847 Cabinet in exchange for a quarterly management fee equal to the greater of $125,000 or 2% of adjusted net assets (as defined within the amended management services agreement). 1847 Cabinet expensed management fees of $125,000 for three months ended September 30, 2025 and 2024, of which $41,667 is included in discontinued operations for the three months ended September 30, 2024 due to the sale of High Mountain described under “—Discontinued Operations” below, and $375,000 for the nine months ended September 30, 2025 and 2024, of which $125,000 is included in discontinued operations for the nine months ended September 30, 2024 due to the sale of High Mountain described under “—Discontinued Operations” below.

On March 30, 2021, 1847 Wolo entered into an offsetting management services agreement with our manager. Pursuant to the management services agreement, our manager will provide certain services to 1847 Wolo in exchange for a quarterly management fee equal to the greater of $75,000 or 2% of adjusted net assets (as defined within the management services agreement). 1847 Wolo expensed management fees of $75,000 for the three months ended September 30, 2025 and 2024, and $225,000 for the nine months ended September 30, 2025 and 2024, which is included in discontinued operations.

Following the foreclosure sale of all of the assets of ICU Eyewear on August 5, 2024 as described under “—Discontinued Operations” below, our manager ceased to provide services to 1847 ICU for quarterly management fees. 1847 ICU expensed management fees of $75,000 and $225,000 for the three and nine months ended September 30, 2024, respectively, which is included in discontinued operations.

On December 16, 2024, 1847 CMD entered into an offsetting management services agreement with our manager. Pursuant to the management services agreement, our manager will provide certain services to 1847 CMD in exchange for a quarterly management fee equal to the greater of $75,000 or 2% of adjusted net assets (as defined within the management services agreement). 1847 CMD expensed management fees of $75,000 and $225,000 for the three and nine months ended September 30, 2025, respectively.

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

On a consolidated basis, our company expensed total management fees from continued operations and discontinued operations of $200,000 and 75,000 for the three months ended September 30, 2025, respectively, and $1,298,333 and $141,667 for the three months ended September 30, 2024, respectively, and $1,465,000 and $575,000 for the nine months ended September 30, 2025, respectively, and $600,000 and $225,000 for the nine months ended September 30, 2024, respectively.

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

Discontinued Operations

On February 9, 2023, our subsidiary 1847 ICU Holdings Inc. acquired ICU Eyewear Holdings, Inc., a California corporation, and its subsidiary ICU Eyewear, Inc., a California corporation, or ICU Eyewear, which specialized in the sale and distribution of reading eyewear and sunglasses, blue light blocking eyewear, sun readers, and other outdoor specialty sunglasses, as well as select health and personal care items, including face masks. Our company was a limited guarantor of an amended and restated credit and security agreement, or Loan Agreement, that was entered into on September 11, 2023 between AB Lending SPV I LLC d/b/a Mountain Ridge Capital, or the ICU Lender, and ICU Eyewear, ICU Eyewear Holdings, Inc. and 1847 ICU Holdings Inc. Pursuant to the Loan Agreement, the ICU Lender had a security interest in all the assets of ICU Eyewear. ICU Eyewear was in default under the Loan Agreement and consented to a foreclosure by the ICU Lender and private sale of substantially all of its assets in an Article 9 sale process, pursuant to Section 9-610 of the Uniform Commercial Code as in effect in the State of New York and Section 9-610 of the Uniform Commercial Code as in effect in the State of California. On August 5, 2024, ICU Eyecare Solutions Inc., an entity that is not affiliated with our company, was the successful bidder with a cash bid of $4,250,000. Pursuant to an agreement, dated August 5, 2024, and in consideration for such purchase price, the ICU Lender having foreclosed on its security interest in all of the assets of ICU Eyewear then conveyed all of its rights, title, and interest in all of such assets to ICU Eyecare Solutions Inc. Following the sale, we retained no financial interest in ICU Eyewear. Accordingly, the results of operations of ICU Eyewear are reported as discontinued operations for the three and nine months ended September 30, 2024.

On October 8, 2021, our subsidiary 1847 Cabinet acquired High Mountain, which specialized in all aspects of finished carpentry products and services. On September 30, 2024, we entered into an asset purchase agreement with BFS Group LLC, or BFS, and High Mountain, pursuant to which we sold substantially all of the assets of Hight Mountain to BFS for an aggregate cash only purchase price of $17,000,000, subject to certain pre-closing and post-closing adjustments. At closing, the purchase price was subject to a working capital adjustment and was also reduced by the amount of outstanding indebtedness repaid at closing or assumed by BFS, as well as certain transaction expenses. Additionally, the purchase price was reduced by $1,700,000, or the Holdback Amount, which may be used for certain post-closing payments. Following the sale, we retained no financial interest in High Mountain. Accordingly, the results of operations of High Mountain are reported as discontinued operations for the three and nine months ended September 30, 2024. During the nine months ended September 30, 2025, we recorded a $858,039 reduction to the Holdback Amount related to the resolution of post-closing working capital adjustments, with the offsetting impact of this adjustment recognized in discontinued operations. As September 30, 2025, the balance of the Holdback Amount was $500,929.

As noted above, during the first quarter of 2025, we received approval from our board to engage in an active program to sell Wolo, which makes up the automotive supplies segment. Accordingly, the assets and liabilities of Wolo are presented as held for sale in the unaudited condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024, and the operating results are presented as discontinued operations in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024.

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

The following table sets forth key components of our results of continuing operations during the three months ended September 30, 2025 and 2024, both in dollars and as a percentage of our revenues.

	Three Months Ended September 30,
	2025		2024
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$13,563,612	100.0%	$3,805,621	100.0%
Operating expenses
Cost of revenues	6,897,848	50.9%	1,425,247	37.5%
Personnel	1,887,153	13.9%	2,172,873	57.1%
Depreciation and amortization	362,666	2.7%	166,935	4.4%
General and administrative	1,143,422	8.4%	1,984,187	52.1%
Professional fees	644,265	4.7%	657,513	17.3%
Impairment of goodwill and intangible assets	-	-	679,175	17.8%
Total operating expenses	10,935,354	80.6%	7,085,930	186.2%
Income (loss) from operations	2,628,258	19.4%	(3,280,309)	(86.2)%
Other income (expense)
Other expense	(89,879)	(0.7)%	(1,285,055)	(33.8)%
Gain on disposal of property and equipment	3,800	0.0%	-	-
Interest expense	(1,087,416)	(8.0)%	(1,106,830)	(29.1)%
Amortization of debt discounts	(260,272)	(1.9)%	(2,095,970)	(55.1)%
Loss on extinguishment of debt	-	-	(1,642,701)	(43.2)%
Gain on change in fair value of derivative liabilities	-	-	3,592,435	94.4%
Gain on change in fair value of warrant liabilities	32,003,657	236.0%	81,400	2.1%
Total other income (expense)	30,569,890	225.4%	(2,456,721)	(64.6)%
Net income (loss) before income taxes	33,198,148	244.8%	(5,737,030)	(150.8)%
Income tax benefit (provision)	(579,000)	(4.3)%	357,000	9.4%
Net income (loss) from continuing operations	$32,619,148	240.5%	$(5,380,030)	(141.4)%

Revenues. Our construction business generates revenue through the sale of finished carpentry and related products and services. Our revenues increased by $9,757,991, or 256.4%, to $13,563,612 for the three months ended September 30, 2025 from $3,805,621 for the three months ended September 30, 2024. The increase in revenues was primarily attributed to the acquisition of CMD, which contributed $11,803,543 to revenues for the three months ended September 30, 2025.

Cost of revenues. Our cost of revenues consists of finished goods, lumber, hardware and materials and plus direct labor and related costs, net of any material discounts from vendors. Cost of revenues increased by $5,472,601, or 384.0%, to $6,897,848 for the three months ended September 30, 2025 from $1,425,247 for the three months ended September 30, 2024. Such increase was primarily attributed to the acquisition of CMD, which contributed $5,929,736 to cost of revenues for the three months ended September 30, 2025. As a percentage of revenues, cost of revenues was 50.9% and 37.5% for the three months ended September 30, 2025 and 2024, respectively.

Personnel costs. Our personnel costs include employee salaries and bonuses plus related payroll taxes. It also includes health insurance premiums, 401(k) contributions, and training costs. Our personnel costs decreased by $285,720, or 13.1%, to $1,887,153 for the three months ended September 30, 2025 from $2,172,873 for the three months ended September 30, 2024. Such decrease was primarily attributed to decreased wages for Innovative Cabinets and the corporate segment, offset by the acquisition of CMD, which contributed $1,627,393 to personnel costs for the three months ended September 30, 2025. As a percentage of revenue, personnel costs were 13.9% and 57.1% for the three months ended September 30, 2025 and 2024, respectively.

Depreciation and amortization. Our depreciation and amortization expense increased by $195,731, or 117.2%, to $362,666 for the three months ended September 30, 2025 from $166,935 for the three months ended September 30, 2024. Such increase was primarily a result of acquired intangibles in the acquisition of CMD on December 16, 2024.

General and administrative expenses. Our general and administrative expenses consist primarily of insurance expense, rent expense, management fees, advertising, bank fees, bad debt allowances, and other general expenses incurred in connection with general operations. Our general and administrative expenses decreased by $840,765, or 42.4%, to $1,143,422 for the three months ended September 30, 2025 from $1,984,187 for the three months ended September 30, 2024. Such decrease was primarily attributed to decreased general and administrative expenses for Innovative Cabinets and the corporate segment, offset by the acquisition of CMD, which contributed $985,025 to general and administrative expenses for the three months ended September 30, 2025. As a percentage of revenue, general and administrative expenses were 8.4% and 52.1% for the three months ended September 30, 2025 and 2024, respectively.

Professional fees. Our professional fees decreased by $13,248, or 2.0%, to $644,265 for the three months ended September 30, 2025 from $657,513 for the three months ended September 30, 2024. Such decrease was primarily attributed to decreased consulting fees, investor relations, acquisition related costs, and other public company related fees during the period, offset by the acquisition of CMD, which contributed $193,721 to professional fees for the three months ended September 30, 2025. As a percentage of revenue, professional fees were 4.7% and 17.3% for the three months ended September 30, 2025 and 2024, respectively.

Impairment of goodwill and intangible assets. For the three months ended September 30, 2025 and 2024, we recorded impairments of goodwill and intangible assets of $0 and $679,175, respectively.

Total other income (expense). We had $30,569,890 in total other income, net, for the three months ended September 30, 2025, as compared to $2,456,721 in total other expense, net, for the three months ended September 30, 2024. Other income, net, for the three months ended September 30, 2025 consisted of gain on change in fair value of warrant liabilities of $32,003,657 and a gain on disposal of property and equipment of $3,800, offset by interest expense of $1,087,416, amortization of debt discounts of $260,272, and other expense of $89,879. Other expense, net, for the three months ended September 30, 2024 consisted of interest expense of $1,106,830, amortization of debt discounts of $2,095,970, a loss on extinguishment of debt of $1,642,701, and other expense of $1,285,055, offset by a gain on change in fair value of derivative liabilities of $3,592,435 and a gain on change in fair value of warrant liabilities of $81,400.

Income tax benefit (provision).  We had an income tax expense of $579,000 for the three months ended September 30, 2025, as compared to an income tax benefit of $357,000 for the three months ended September 30, 2024.

Net income (loss) from continuing operations. As a result of the cumulative effect of the factors described above, we had a net income from continuing operations of $32,619,148 for the three months ended September 30, 2025, as compared to a net loss of $5,380,030 for the three months ended September 30, 2024.

Comparison of the Nine Months Ended September 30, 2025 and 2024

The following table sets forth key components of our results of continuing operations during the nine months ended September 30, 2025 and 2024, both in dollars and as a percentage of our revenues.

	Nine Months Ended September 30,
	2025		2024
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$36,453,541	100.0%	$8,555,880	100.0%
Operating expenses
Cost of revenues	17,898,193	49.1%	4,084,493	47.7%
Personnel	5,630,713	15.4%	4,172,503	48.8%
Depreciation and amortization	1,066,111	2.9%	507,117	5.9%
General and administrative	3,325,054	9.1%	2,928,268	34.2%
Professional fees	3,417,821	9.4%	4,296,702	50.2%
Impairment of goodwill and intangible assets	-	-	679,175	7.9%
Loss on abandonment of right-of-use asset	112,705	0.3%	-	-
Total operating expenses	31,450,597	86.3%	16,668,258	194.8%
Income (loss) from operations	5,002,944	13.7%	(8,112,378)	(94.8)%
Other income (expense)
Other expense	(79,557)	(0.2)%	(1,277,446)	(14.9)%
Gain on disposal of property and equipment	54,496	0.1%	-	-
Interest expense	(3,263,840)	(9.0)%	(3,007,347)	(35.1)%
Amortization of debt discounts	(1,198,002)	(3.3)%	(7,976,758)	(93.2)%
Loss on extinguishment of debt	(3,009,416)	(8.3)%	(2,843,451)	(33.2)%
Gain on change in fair value of derivative liabilities	185,000	0.5%	1,689,410	19.7%
Gain on change in fair value of warrant liabilities	59,727,340	163.8%	1,841,000	21.5%
Total other income (expense)	52,416,021	143.8%	(11,574,592)	(135.3)%
Net income (loss) before income taxes	57,418,965	157.5%	(19,686,970)	(230.1)%
Income tax benefit (provision)	(1,347,000)	(3.7)%	754,000	8.8%
Net income (loss) from continuing operations	$56,071,965	153.8%	$(18,932,970)	(221.3)%

Revenues. Our revenues increased by $27,897,661, or 326.1%, to $36,453,541 for the nine months ended September 30, 2025 from $8,555,880 for the nine months ended September 30, 2024. The increase in revenues was primarily attributed to the acquisition of CMD, which contributed $31,248,023 to revenues for the nine months ended September 30, 2025.

Cost of revenues. Cost of revenues increased by $13,813,700, or 338.2%, to $17,898,193 for the nine months ended September 30, 2025 from $4,084,493 for the nine months ended September 30, 2024. Such increase was primarily attributed to the acquisition of CMD, which contributed $15,042,473 to cost of revenues for the nine months ended September 30, 2025. As a percentage of revenues, cost of revenues was 49.1% and 47.7% for the nine months ended September 30, 2025 and 2024, respectively.

Personnel costs. Our personnel costs increased by $1,458,210, or 34.9%, to $5,630,713 for the nine months ended September 30, 2025 from $4,172,503 for the nine months ended September 30, 2024. Such increase was primarily attributed to the acquisition of CMD, which contributed $4,807,131 to personnel costs for the nine months ended September 30, 2025, offset by decreased personnel costs for Innovative Cabinets and the corporate segment for the nine months ended September 30, 2025. As a percentage of revenue, personnel costs were 15.4% and 48.8% for the nine months ended September 30, 2025 and 2024, respectively.

Depreciation and amortization. Our depreciation and amortization expense increased by $558,994, or 110.2%, to $1,066,111 for the nine months ended September 30, 2025 from $507,117 for the nine months ended September 30, 2024. Such increase was primarily a result of acquired intangibles in the acquisition of CMD on December 16, 2024.

General and administrative expenses. Our general and administrative expenses increased by $396,786, or 13.6%, to $3,325,054 for the nine months ended September 30, 2025 from $2,928,268 for the nine months ended September 30, 2024. Such increase was primarily attributed to the acquisition of CMD, which contributed $2,357,810 to general and administrative expenses for the nine months ended September 30, 2025, offset by decreased general and administrative expenses for Innovative Cabinets and the corporate segment for the nine months ended September 30, 2025. As a percentage of revenue, general and administrative expenses were 9.1% and 34.2% for the nine months ended September 30, 2025 and 2024, respectively.

Professional fees. Our professional fees decreased by $878,881, or 20.5%, to $3,417,821 for the nine months ended September 30, 2025 from $4,296,702 for the nine months ended September 30, 2024. Such decrease was primarily attributed to higher consulting fees, investor relations, and other public company related fees during the prior period, offset by the acquisition of CMD, which contributed $1,044,541 to professional fees for the nine months ended September 30, 2025. As a percentage of revenue, professional fees were 9.4% and 50.2% for the nine months ended September 30, 2025 and 2024, respectively.

Impairment of goodwill and intangible assets. For the nine months ended September 30, 2025 and 2024, we recorded impairments of goodwill and intangible assets of $0 and $679,175, respectively.

Loss on abandonment of right-of-use asset. In May 2025, we determined that a right-of-use asset associated with a warehouse facility was impaired due to our decision to close the facility and relocate operations to another site. As a result, we recognized an impairment loss of $112,705 related to the abandoned lease during the nine months ended September 30, 2025.

Total other income (expense). We had $52,416,021 in total other income, net, for the nine months ended September 30, 2025, as compared to other expense, net, of $11,574,592 for the nine months ended September 30, 2024. Other income, net, for the nine months ended September 30, 2025 consisted of a gain on change in fair value of derivative liabilities of $185,000, a gain on change in fair value of warrant liabilities of $59,727,340, and a gain on disposal of property and equipment of $54,496, offset by interest expense of $3,263,840, amortization of debt discounts of $1,198,002, a loss on extinguishment of debt of $3,009,416, and other expense of $79,557. Other expense, net, for the nine months ended September 30, 2024 consisted of interest expense of $3,007,347, amortization of debt discounts of $7,976,758, a loss on extinguishment of debt of $2,843,451, and other expense of $1,277,446, offset by a gain on change in fair value of derivative liabilities of $1,689,410 and a gain on change in fair value of warrant liabilities of $1,841,000.

Income tax benefit (provision).  We had an income tax expense of $1,347,000 for the nine months ended September 30, 2025, as compared to an income tax benefit of $754,000 for the nine months ended September 30, 2024.

Net income (loss) from continuing operations. As a result of the cumulative effect of the factors described above, we had a net income from continuing operations of $56,071,965 for the nine months ended September 30, 2025, as compared to a net loss from continuing operations of $18,932,970 for the nine months ended September 30, 2024.

Liquidity and Capital Resources

As of September 30, 2025, we had cash and cash equivalents of $2,189,759 and restricted cash of $500,929. To date, we have financed our operations primarily through revenue generated from operations, cash proceeds from financing activities, borrowings, and equity contributions by our shareholders.

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

Summary of Cash Flow

The following table provides detailed information about our net cash flows from continuing operations for the periods indicated:

	Nine Months Ended September 30,
	2025	2024
Net cash provided by (used in) operating activities from continuing operations	$3,002,642	$(11,657,794)
Net cash provided by (used in) investing activities	(896,075)	17,501,868
Net cash provided by (used in) financing activities from continuing operations	(3,231,933)	3,730,366
Net change in cash and cash equivalents and restricted cash	(1,125,366)	9,574,440
Cash and cash equivalents at the beginning of period	3,816,054	610,182
Cash and cash equivalents and restricted cash at the end of period	$2,690,688	$10,184,622

Net cash provided by operating activities from continuing operations was $3,002,642 for the nine months ended September 30, 2025, as compared to net cash used in operating activities from continuing operations of $11,657,794 for the nine months ended September 30, 2024. Significant factors affecting the increase in net cash used in operating activities were a result of a change from a net loss to net income and increased accounts payable and accrued expenses, offset by increased accounts receivable and contract assets.

Net cash used in investing activities was $896,075 for the nine months ended September 30, 2025, as compared to net cash provided by investing activities of $17,501,868 for the nine months ended September 30, 2024. The decrease in the net cash used in investing activities was primarily a result of a reduction in the Holdback Amount and purchases of property and equipment, offset by proceeds received in the disposal of property and equipment and proceeds received in the sale of High Mountain.

Net cash used in financing activities was $3,231,933 for the nine months ended September 30, 2025, as compared to net cash provided by financing activities from continuing operations of $3,730,366 for the nine months ended September 30, 2024. The decrease in the net cash provided by financing activities was primarily a result of decreased debt or equity offerings, as well as increased repayments of notes payable, during the current period.

Debt

The following table shows aggregate figures for our total debt that is coming due in the short and long term as of September 30, 2025. For a complete description of the terms of our outstanding debt, please see Note 10 and 11 to our condensed consolidated financial statements above and Notes 14, 15 and 16 to our consolidated financial statements for the years ended December 31, 2024 and 2023 included in the Annual Report.

	Short-Term	Long-Term	Total Debt
Notes Payable
Vehicle loans	$18,656	$-	$18,656
6% Subordinated promissory note	500,000	-	500,000
Purchase and sale of future revenues loan	756,000	-	756,000
20% OID subordinated promissory note	3,576,898	-	3,576,898
12% subordinated promissory note for services	750,000	-	750,000
25% OID subordinated promissory note	1,455,600	-	1,455,600
Total notes payable	7,057,154	-	7,057,154
Less: debt discounts	(148,618)	-	(148,618)
Total notes payable, net	6,908,536	-	6,908,536

Related Party Notes Payable
Related party promissory note	629,303	788,677	1,417,980

Convertible Notes Payable
Secured convertible promissory notes	22,814,184	-	22,814,184
Less: debt discounts	(238,982)	-	(238,982)
Total convertible notes payable, net	22,575,202	-	22,575,202

Finance Leases
Finance leases	189,835	279,832	469,667

Total combined total debt	$30,690,476	$1,068,509	$31,758,985
Less: combined debt discounts	(387,600)	-	(387,600)
Total combined total debt, net	$30,302,876	$1,068,509	$31,371,385

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. As a result of this evaluation, our chief executive officer and chief financial officer have concluded that, because of the material weaknesses described in Item 9A “Controls and Procedures” of the Annual Report, which we are still in the process of remediating as of September 30, 2025, our disclosure controls and procedures were not effective as of September 30, 2025. Investors are directed to Item 9A of the Annual Report for the description of these weaknesses. Notwithstanding the identified material weaknesses, management, including our chief executive officer and chief financial officer, believes the consolidated financial statements included in this report fairly represent, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with GAAP.

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

As disclosed in the Annual Report, our management has identified the steps necessary to address the material weaknesses, and in the third quarter of 2025, we continued to implement the following remedial procedures:

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

On September 4, 2025, Alpha Capital Anstalt, or the Plaintiff, filed a complaint in the Supreme Court of the State of New York, County of New York against our company, in an action captioned Alpha Capital Anstalt v. 1847 Holdings LLC, Index No. 655245/2025. The complaint asserts a claim for breach of contract against our company based on its alleged breach of a securities purchase agreement it entered into with Plaintiff on December 14, 2024, or the SPA. The Plaintiff alleges that we breached the implied covenant of good faith and fair dealing and Section 4.10 in the SPA by failing to take steps to have our common shares listed on another trading market after it was delisted from NYSE American. The Plaintiff alleges that, as a result of our alleged failure in that regard, the Plaintiff has not been able to sell or exercise the securities it acquired under the SPA and in a subsequent transaction. The Plaintiff seeks an unspecified amount of damages to be proved at trial but not less than $2 million plus its attorney’s fees, costs, and pre- and post-judgment interest and, alternatively, an order requiring us to get our common shares listed on a trading market. On October 8, 2025, we filed an answer to the complaint denying the material allegations in the complaint and asserting several affirmative defenses. The answer includes a counterclaim against the Plaintiff for our costs and attorney’s fees for defending the action pursuant to the provision in SPA providing that the prevailing party in litigation is to be awarded its attorney’s fees and costs from the other party. On October 20, 2025, the Plaintiff filed a request for the Court to hold a preliminary conference. On October 28, 2025, the Plaintiff filed a reply to the counterclaim generally denying the allegations therein and asserting affirmative defenses to the counterclaim. As of the date hereof, a scheduling conference has not been held and a scheduling order has not been entered, nor has a trial date been set. We believe we have meritorious defenses to the Plaintiff’s claims, including because our common shares commenced trading on the OTCID market on October 15, 2025. Our company intends to vigorously defend itself against Plaintiff’s claims and pursue its counterclaim against Plaintiff. Due to this litigation being in its early stage, we cannot reasonably estimate at this time the potential loss or range of loss, if any, in the event of an adverse outcome in this matter. It is possible an adverse outcome could materially adversely affect our financial condition, results of operations, and cash flows. No accrual has been recorded with respect to this legal matter.

On or about October 17, 2025, the lawsuit Matthew Miller v. 1847 Holdings LLC; 1847 Partners LLC; Ellery W. Roberts; Louis Bevilacqua; Bevilacqua PLLC; Joseph D. Wilson; Eric Van Dam; Vernice Howard; Edward Tobin; Glyn Milburn; Does 1-10; Spartan Capital Securities LLC; and Sichenzia Ross Ference Carmel LLP was filed in the U.S. District for the Southern District of New York, at docket #1:25-cv-08606-LAK. The First Amended Complaint was filed thereafter on October 24, 2025, alleging violations of 18 U.S.C. 1962(c) (RICO), 1862 U.S.C. 1962(d) (RICO), Common Law Fraud, Fraudulent Conveyance, and Aiding and Abetting Fraud in connection with an investment made by Plaintiff in a July 2023 private placement and trading thereafter. The suit seeks various relief including rescission and restitution of a total financial loss of $749,463, treble damages therefrom, pre-and post-judgment interest, damages for retaliation and obstruction, punitive damages, attorneys fees and costs, and further relief. On October 28, 2025, the Court dismissed the First Amended Complaint without prejudice and with leave to replead by November 24, 2025.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the three months ended September 30, 2025 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

We did not repurchase any of our common shares during the three months ended September 30, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during the three months ended September 30, 2025 but was not reported.

There have been no material changes to the procedures by which shareholders may recommend nominees to our board of directors since such procedures were last disclosed.

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended September 30, 2025.

ITEM 6. EXHIBITS.

Exhibit No.	Description of Exhibit
3.1	Certificate of Formation of 1847 Holdings LLC (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed on February 7, 2014)
3.2	Second Amended and Restated Operating Agreement of 1847 Holdings LLC, dated January 19, 2018 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 22, 2018)
3.3	Amendment No. 1 to Second Amended and Restated Operating Agreement (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 11, 2021)
3.4	Amendment No. 2 to Second Amended and Restated Operating Agreement of 1847 Holdings LLC, dated October 16, 2023 (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed on October 16, 2023)
3.5	Amendment No. 3 to Second Amended and Restated Operating Agreement of 1847 Holdings LLC, dated December 19, 2023 (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-1 filed on January 24, 2024)
3.6	Amendment No. 4 to Second Amended and Restated Operating Agreement of 1847 Holdings LLC, dated March 11, 2025 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 17, 2025)
4.1	Amended and Restated Share Designation of Series A Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on April 1, 2021)
4.2	Amendment No. 1 to Amended and Restated Share Designation of Series A Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on October 5, 2021)
4.3	Share Designation of Series C Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 23, 2024)
4.4	Share Designation of Series D Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q filed on August 19, 2024)
4.5	Share Designation of Series F Convertible Preferred Shares (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 31, 2025)
4.6	Form of Pre-Funded Warrant to Purchase Common Shares, dated December 16, 2024 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on December 18, 2024)
4.7	Form of Series A Warrant to Purchase Common Shares, dated December 16, 2024 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on December 18, 2024)
4.8	Form of Series B Warrant to Purchase Common Shares, dated December 16, 2024 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on December 18, 2024)
4.9	Form of Series B Warrant to Purchase Common Shares, dated October 30, 2024 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on October 31, 2024)
4.10	Form of Common Share Purchase Warrant issued by 1847 Holdings LLC on May 8, 2024 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on May 14, 2024)

4.11	Common Share Purchase Warrant issued by 1847 Holdings LLC to Spartan Capital Securities, LLC on May 8, 2024 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on May 14, 2024)
4.12	Warrant Agency Agreement, dated August 11, 2023, between 1847 Holdings LLC and VStock Transfer, LLC and Form of Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 14, 2023)
4.13	Common Share Purchase Warrant issued by 1847 Holdings LLC to Spartan Capital Securities, LLC on August 11, 2023 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on August 14, 2023)
4.14	Common Share Purchase Warrant issued by 1847 Holdings LLC to J.H. Darbie & Co., Inc. on February 22, 2023 (incorporated by reference to Exhibit 4.6 to Amendment No. 1 to Registration Statement on Form S-3 filed on April 28, 2023)
4.15	Common Share Purchase Warrant issued by 1847 Holdings LLC to J.H. Darbie & Co., Inc. on February 9, 2023 (incorporated by reference to Exhibit 4.10 to Amendment No. 1 to Registration Statement on Form S-3 filed on April 28, 2023)
4.16	Common Share Purchase Warrant issued by 1847 Holdings LLC to J.H. Darbie & Co., Inc. on February 3, 2023 (incorporated by reference to Exhibit 4.13 to Amendment No. 1 to Registration Statement on Form S-3 filed on April 28, 2023)
4.17	Warrant Agent Agreement, dated January 3, 2023, between 1847 Holdings LLC and VStock Transfer, LLC and form of Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on January 9, 2023)
4.18	Common Share Purchase Warrant issued to Craft Capital Management LLC on August 5, 2022 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 8, 2022)
4.19	Common Share Purchase Warrant issued to R.F. Lafferty & Co. Inc. on August 5, 2022 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on August 8, 2022)
4.20	Warrant for Common Shares issued by 1847 Holdings LLC to J.H. Darbie & Co., Inc. on July 8, 2022 (incorporated by reference to Exhibit 4.18 to the Registration Statement on Form S-3 filed on February 1, 2023)
4.21	Warrant for Common Shares issued by 1847 Holdings LLC to Leonite Capital LLC on October 8, 2021 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on October 13, 2021)
10.1	1st Amendment to Lease, dated September 1, 2025, between Stephen Mallatt, Jr. and Rita Mallatt and Kyle’s Custom Wood Shop, Inc.
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Inline XBRL Document Set for the unaudited condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2025	1847 HOLDINGS LLC

/s/ Ellery W. Roberts
	Name:	Ellery W. Roberts
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Vernice L. Howard
	Name:	Vernice L. Howard
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)