Form 10-K
period 2025-12-31
1847 Holdings LLC
filed 2026-03-31
CIK 1599407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common shares held by non-affiliates (based upon the last closing price of such shares prior to suspension of trading of such shares on NYSE American on April 3, 2025) was approximately $2.3 million. Shares held by each executive officer and director and by each person who owns 10% or more of the outstanding common shares have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 26, 2026, there were a total of 65,293,659 common shares of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

1847 Holdings LLC

Annual Report on Form 10-K

Year Ended December 31, 2025

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

We plan to limit the use of third-party (i.e., external) acquisition leverage so that our debt will not exceed the market value of the assets we acquire and so that our debt to EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) ratio will not exceed 1.25x to 1 for our operating subsidiaries. We believe that limiting leverage in this manner will avoid the imposition on stringent lender controls on our operations that would otherwise potentially hamper the growth of our operating subsidiaries and otherwise harm our business even during times when we have positive operating cash flows. Additionally, in our experience, leverage rarely leads to “break-out” returns and often creates negative return outcomes that are not correlated with the profitability of the business.

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

While primarily seek to acquire controlling interests in a business, we may also acquire noncontrol or minority equity positions in businesses where we believe it is consistent with our long-term strategy.

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

Employees

As of December 31, 2025, our company had six full-time employees (excluding our operating subsidiaries described below).

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

We currently have six classes of limited liability company interests - the common shares, the series A senior convertible preferred shares, the series C senior convertible preferred shares, the series D senior convertible preferred shares, the series F convertible preferred shares and the allocation shares. All of our allocation shares have been and will continue to be held by our manager.

On May 28, 2020, our wholly owned subsidiary 1847 Asien Inc., a Delaware corporation, or 1847 Asien, acquired Asien’s Appliance, Inc., a California corporation, or Asien’s. On February 26, 2024, Asien’s entered into a general assignment for the benefit of its creditors with SG Service Co., LLC. Pursuant to the assignment, Asien’s transferred ownership of all or substantially all of its right, title, and interest in, as well as custody and control of, its assets to SG Service Co., LLC in trust. Following the assignment, we retained no financial interest in Asien’s. Accordingly, the results of operations of Asien’s are reported as discontinued operations for the year ended December 31, 2024.

On September 30, 2020, our wholly owned subsidiary 1847 Cabinet Inc., a Delaware corporation, or 1847 Cabinet, acquired all of the issued and outstanding capital stock of Kyle’s Custom Wood Shop, Inc., an Idaho corporation, or Kyle’s. As a result of this transaction, we own 92.5% of 1847 Cabinet, with the remaining 7.5% held by a third party, and 1847 Cabinet owns 100% of Kyle’s. 1847 Cabinet was formed in the State of Delaware on August 21, 2020 and Kyle’s was formed in the State of Idaho on May 7, 1991.

On March 30, 2021, our wholly owned subsidiary 1847 Wolo Inc., a Delaware corporation, or 1847 Wolo, acquired all of the issued and outstanding capital stock of Wolo Mfg. Corp., a New York corporation, and Wolo Industrial Horn & Signal, Inc., a New York corporation, which we collectively refer to as Wolo. As a result of this transaction, we own 92.4% of 1847 Wolo, with the remaining 7.6% held third parties, and 1847 Wolo owns 100% of Wolo Mfg. Corp and Wolo Industrial Horn & Signal, Inc. 1847 Wolo was formed in the State of Delaware on December 3, 2020. Wolo Mfg. Corp. was formed in the State of New York on August 6, 1965 and Wolo Industrial Horn & Signal, Inc. was formed in the State of New York on January 28, 1999.

On May 14, 2021, we formed 1847 HQ Inc. as a wholly owned subsidiary in the State of Delaware to manage our benefit plans.

On October 8, 2021, 1847 Cabinet acquired all of the issued and outstanding capital stock or other equity securities of High Mountain Door & Trim Inc., a Nevada corporation, or High Mountain, and Sierra Homes, LLC d/b/a Innovative Cabinets & Design, a Nevada limited liability company, or ICD. As a result of this transaction, 1847 Cabinet acquired 92.5% of High Mountain and ICD, with the remaining 7.5% held by a third party. ICD was formed in the State of Nevada on June 17, 2008. On September 30, 2024, we entered into an asset purchase agreement, or the Purchase Agreement, with BFS Group LLC, or BFS, and High Mountain, pursuant to which we sold substantially all of the assets of High Mountain to BFS. Accordingly, the results of operations of High Mountain are reported as discontinued operations for the year ended December 31, 2024.

On February 9, 2023, our wholly owned subsidiary 1847 ICU Holdings Inc., a Delaware corporation, or 1847 ICU, acquired ICU Eyewear Holdings, Inc., a California corporation, and its subsidiary ICU Eyewear, Inc., a California corporation, which we collectively refer to as ICU Eyewear. Our company was a limited guarantor of an amended and restated credit and security agreement, or Loan Agreement, that was entered into on September 11, 2023 between AB Lending SPV I LLC d/b/a Mountain Ridge Capital, or the ICU Lender, and 1847 ICU and ICU Eyewear. Pursuant to the Loan Agreement, the ICU Lender had a security interest in all the assets of ICU Eyewear. ICU Eyewear was in default under the Loan Agreement and consented to a foreclosure by the ICU Lender and private sale of substantially all of its assets in an Article 9 sale process, pursuant to Section 9-610 of the Uniform Commercial Code as in effect in the State of New York and Section 9-610 of the Uniform Commercial Code as in effect in the State of California. On August 5, 2024, ICU Eyecare Solutions Inc., an entity that is not affiliated with our company, was the successful bidder with a cash bid of $4,250,000. Pursuant to an agreement, dated August 5, 2024, and in consideration for such purchase price, the ICU Lender having foreclosed on its security interest in all of the assets of ICU Eyewear then conveyed all of its rights, title, and interest in all of such assets to ICU Eyecare Solutions Inc. Following the sale, we retained no financial interest in ICU Eyewear. Accordingly, the results of operations of ICU Eyewear are reported as discontinued operations for the year ended December 31, 2024.

On December 16, 2024, our wholly owned subsidiary 1847 CMD Inc., a Delaware corporation, or 1847 CMD, acquired all of the issued and outstanding capital stock or other equity securities of CMD Inc., a Nevada corporation, and CMD Finish Carpentry, LLC, a Nevada limited liability company, which we collectively refer to as CMD. As a result of this transaction, we own 100% of 1847 CMD and 1847 CMD owns 100% of CMD Inc. and CMD Finish Carpentry LLC. 1847 CMD Inc. was formed in the State of Delaware on October 22, 2024. CMD Inc. was formed in the State of Nevada on September 28, 2012 and CMD Finish Carpentry, LLC was formed in the State of Nevada on August 15, 2024.

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

CONSTRUCTION BUSINESS

Our construction business is operated through our subsidiaries Kyle’s, ICD, and CMD, and prior to September 30, 2024, High Mountain. As noted above, CMD was acquired on December 16, 2024. This business accounted for approximately 97.6% and 76.1% of our total revenues for the years ended December 31, 2025 and 2024, respectively.

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

In the Reno, Nevada market, ICD procures ready-to-assemble (RTS) cabinets through an Asian-based supply chain to the specifications of contract. The products are warehoused, assembled at the company, delivered to the job site, and installed primarily for builders of multi-family communities.

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

Employees

As of December 31, 2025, our construction companies employed 170 full-time employees. None of the employees are represented by labor unions, and we believe that our custom carpentry companies have excellent relationships with their employees.

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

AUTOMOTIVE SUPPLIES BUSINESS

Our automotive supplies business is operated by Wolo. This business accounted for approximately 2.4% and 23.9% of our total revenues for the years ended December 31, 2025 and 2024, respectively.

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

Vendor/Supplier Relationships

We have developed long term relationships with contact manufacturers based in China and Taiwan. All materials are sourced by the contract manufacturers. The following table sets forth the vendors and suppliers that accounted for more than 10% of our purchases for the years ended December 31, 2025 and 2024:

Supplier	Product	Total Purchases 2025	Percent of Purchases 2025	Total Purchases 2024	Percent of Purchases 2024
Changzhou Wushi Electrical Equipment Factory	Horns	$51,437	25.0%	$182,017	10.4%
Ruian Jiani Auto Parts Co Ltd.	Horns	37,293	18.1%	198,863	11.4%
Zhongshan Yonglong Auto Lighting Co., Ltd	Warning Lights	34,747	16.6%	287,247	16.5%
Zhejiang Jiejia Automoble Parts Co., Ltd.	Horns	33,945	16.5%	64,489	3.7%
E-own Corporation	Warning Lights/Horns	7,897	3.8%	173,829	10.0%

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

Competitive Advantages

Based on management’s belief and experience in the industry, we believe that the following competitive strengths enable us to compete effectively.

●	Established name and reputation. We believe that we have maintained our excellent reputation in the industry for over 55 years through bringing exclusive products and designs to market to meet current and future needs.

●	Patents and trademarks. We have been granted 37 patents from the U.S., China, Taiwan and the EU. About half of our patents are utility patents, which protect a products’ methods of functionality. Utility patents are a difficult barrier for competitors to overcome, therefore these products have a higher profit margin. The other half of our patents are design patents.

●	Long-term supplier and customer relationships. We have established relationships with our vendors, with many of these relationships spanning more than 15 years, and a majority of our sales are made to repeat customers, with many of our customer relationships spanning more than 10 years.

●	International licensing agreements. We have a licensing agreement with a large wholesale supplier of auto parts in the U.K. for our patented Bad Boy Horn. The U.K. supplier also has retail chain stores and this agreement has been generating year-over-year sales growth for us.

Growth Strategies

Management sees the below as the key initiatives for our continued growth strategy:

●	Increase sales through new products and online marketing. We are aggressively pursuing our current market share and building sales by adding new products to existing accounts. Additionally, we will continue to expand our online sales platforms which include Wolo-mfg.com, Wolo-USA.com, Autozone.com, Amazon.com, BestAutoAccessories.com and Autoaccessoriesgarage.com, among others. There also exists significant growth potential in the purchasing of available key URL’s and implementing enhanced search engine optimization strategies.

●	Expand into traditional market and original equipment replacement horns. The automotive aftermarket has multiple channels of distribution, and one in which we have limited distribution is the traditional channel. This channel distributes products through wholesale warehouse distributors such as Federated Auto Parts, Pronto Auto Parts, Bumper-To-Bumper and Auto Value. Traditional distribution primarily services the DIFM (Do-It-For-Me) or professional installers. Most of the products sold are direct original equipment replacement parts which are researched based on year/make/model of the vehicle needing parts. We have limited distribution into the traditional channel, primarily due to the fact that there are no original equipment replacement horns in our product offerings. We believe that with minor product enhancements, we can offer products to serve this channel and improve market share into the traditional channel.

●	Expand into growing international markets. Currently, we sell our products in the US, Canada, Mexico, Europe and the Middle East. We believe that there is great growth opportunity in Mexico. Additionally, we have identified Canada and the Netherlands as expansion markets specifically for our Motorcycle Air Horn.

●	Additional focus on the municipal and public safety markets. We have identified a significant demand for certified warning lights within the municipal and public safety markets. The certification of existing products is immediately possible and very cost effective.

●	Grow presence within the marine marketplace. We see immediate growth opportunities existing within the marine market with certified horns that meet US Coast Guard regulations and other regulatory standards.

Intellectual Property

We have been granted 37 patents from the United States, China, Taiwan and the EU. About half of our patents are utility patents, which protect a product’s methods of functionality. Utility patents are a difficult barrier for competitors to overcome, therefore these products have a higher profit margin. The other half of our patents are design patents.

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

Employees

As of December 31, 2025, we employed two full-time employees. None of our employees are represented by labor unions, and we believe that we have an excellent relationship with our employees.

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

The report of our independent registered public accounting firm that accompanies our financial statements for the year ended December 31, 2025 contains a going concern qualification in which such firm expressed substantial doubt about our ability to continue as a going concern, based on the financial statements at that time. As of December 31, 2025, we had cash and cash equivalents of $1,987,301, an accumulated deficit of $109,599,852, and a working capital deficit of $43,065,927. For the year then ended, we generated operating income of $3,981,712 and net cash provided by operating activities of $3,359,054.

Notwithstanding current-year operating income and positive operating cash flows, we do not expect to have sufficient cash and other liquid resources to meet our obligations as they become due over the next twelve months, primarily due to the magnitude of our current liabilities and significant near-term debt maturities. These conditions, considered in the aggregate, raise substantial doubt about our company’s ability to continue as a going concern within one year after the date our consolidated financial statements are issued.

Management plans to address these conditions by securing additional capital through debt and equity financing, including potential public and private offerings of our securities, evaluating opportunities to refinance or extend the maturity of existing debt obligations, implementing reductions in discretionary operating expenditures to the extent practicable, and exploring strategic alternatives with respect to its operating subsidiaries to reduce debt obligations. Management has evaluated whether it is probable that these plans would be effectively implemented and, if so, whether they would mitigate the relevant conditions or events that raise substantial doubt within the next twelve months. Because these plans are subject to market conditions and reliance on third parties, and because there is no assurance that we will be able to raise capital on acceptable terms or at all, management has concluded that substantial doubt about our company’s ability to continue as a going concern has not been alleviated as of the date our consolidated financial statements are issued.

Our consolidated financial statements have been prepared assuming our company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and their carrying amounts, or the amounts and classification of liabilities that might result should we be unable to continue as a going concern. If we are unable to obtain adequate capital, we could be forced to cease or curtail our operations. If we cannot continue as a going concern, our shareholders would likely lose most or all of their investment in us.

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

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2025, management identified material weaknesses as described under Item 9A. “Controls and Procedures.” We are undertaking remedial measures, which measures will take time to implement and test, to address these material weaknesses. There can be no assurance that such measures will be sufficient to remedy the material weaknesses identified or that additional material weaknesses or other control or significant deficiencies will not be identified in the future. If we continue to experience material weaknesses in our internal controls or fail to maintain or implement required new or improved controls, such circumstances could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements, or adversely affect the results of periodic management evaluations and, if required, annual auditor attestation reports. Each of the foregoing results could cause investors to lose confidence in our reported financial information and lead to a decline in our share price.

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

While CMD and Kyle’s purchase most of their materials from domestic suppliers, much of the wood used in such materials originates from Canada. ICD purchases products from South Vietnam. If the U.S. continues to impose new tariffs, this may cause supply chain disruptions and could further escalate our costs. We may determine to increase our sales prices in order to pass these increased costs to our customers. Kyle’s has a short lead-time (30 days) and bids projects based on material costs, lowering the risk to profitability. CMD has a longer lead-time (6 to 24 months) and has allowances in its contracts for change-orders if costs increase, allowing for CMD to recover most of the cost increases created by economic factors. However, in the event we determine to pass increased costs to our customers, our customers may reduce their orders from us, which could negatively affect our business, profitability and operating results. We are closely monitoring these developments and evaluating strategies to mitigate potential impacts.

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

In 2025 and 2024, Wolo purchased a substantial portion of finished goods from five third-party vendors which comprised 80.1% and 52.0% of its purchases, respectively. Our ability to acquire products from our suppliers in amounts and on terms acceptable to us is dependent upon a number of factors that could affect our suppliers and which are beyond our control. For example, financial or operational difficulties that some of our suppliers may face could result in an increase in the cost of the products we purchase from them. If we do not maintain our relationships with our existing suppliers or develop relationships with new suppliers on acceptable commercial terms, we may not be able to continue to offer a broad selection of merchandise at competitive prices and, as a result, we could lose customers and our sales could decline.

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

Risks Related to Ownership of Our Common Shares

Our common shares are quoted on the OTCID Market, which may have an unfavorable impact on our share price and liquidity.

Our common shares are quoted on the OTCID Market operated by OTC Markets Group Inc. The OTCID Market is a significantly more limited market than the New York Stock Exchange or The Nasdaq Stock Market. The quotation of our shares on the OTCID Market may result in a less liquid market available for existing and potential shareholders to trade our common shares, could depress the trading price of our common shares and could have a long-term adverse impact on our ability to raise capital in the future.

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

We cannot predict what effect, if any, future sales of our common shares, or the availability of common shares for future sale, will have on the market price of our common shares. Notably, we are obligated to issue 2,267,273 common shares upon the conversion of our outstanding series A senior convertible preferred shares, 5,574 common shares upon the conversion of our outstanding series C senior convertible preferred shares, 32,274 common shares upon the conversion of our outstanding series D senior convertible preferred shares, 6,630,086 common shares upon the conversion of our outstanding series F convertible preferred shares, and 1,266,178,648 common shares issuable upon the exercise of outstanding warrants at a weighted-average exercise price of $0.07 per share (subject to adjustment). We are also obligated to issue 561,139,204 common shares upon the conversion of secured convertible promissory notes in the aggregate principal amount of $22,751,184 and accrued interest, which are convertible into our common shares at a conversion of $0.054 (subject to adjustment). We have also reserved 8,095,933 common shares for issuance under our 2023 Equity Incentive Plan. The issuance of any of the foregoing shares would result in significant dilution to our existing shareholders and could adversely affect the market price of our common shares.

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

Our preferred shares are senior to our common shares as to distributions and in liquidation, which could limit our ability to make distributions to our common shareholders.

Holders of our series A senior convertible preferred shares are entitled to quarterly dividends, payable in cash or in common shares, at a rate per annum of 24.0% of the stated value ($2.42 per share), holders of our series C senior convertible preferred shares are entitled to accruing dividends, payable upon conversion or liquidation, at a rate per annum of 6.0% of the stated value ($10.00 per share), and holders of our series D senior convertible preferred shares are entitled to accruing dividends, payable upon conversion or liquidation, at a rate per annum of 10.0% of the stated value ($0.339 per share). In addition, upon any liquidation of our company or its subsidiaries, each holder of outstanding series A senior convertible preferred shares will be entitled to receive an amount of cash equal to 115% of the stated value, plus an amount of cash equal to all accumulated accrued and unpaid dividends thereon (whether or not declared), each holder of outstanding series D senior convertible preferred shares, series D senior convertible preferred shares and series F convertible preferred shares will be entitled to receive an amount of cash equal to 100% of the stated value ($1,000 per share in the case of our series F convertible preferred shares), plus an amount of cash equal to all accumulated accrued and unpaid dividends thereon (whether or not declared), all before any payment shall be made to or set apart for the holders of our common shares. This could limit our ability to make regular distributions to our common shareholders or distributions upon liquidation.

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

Kyle’s is headquartered at 10849 W. Emerald St. Boise, ID 83713, where it leases a 6,600 square foot facility that includes corporate offices, administration, production floor, warehouse, and employee areas. On September 1, 2020, Kyle’s entered into a five-year industrial lease agreement with Stephen Mallatt, Jr. and Rita Mallatt, officers of Kyle’s, which was amended on September 1, 2025 to extend the lease for an additional five years. Commencing on September 1, 2025, the lease provides for a base rent of $7,925, with scheduled annual increases. In addition, Kyle’s is responsible for all taxes, insurance and certain operating costs during the lease term. The lease agreement contains customary events of default, representations, warranties and covenants.

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

CMD also leases a property located at 2745 N. Kiowa Blvd, Unit 102, Lake Havasu City, Arizona 86404. The lease commenced on February 15, 2025 and is for a term of three years. Under the terms of the lease, CMD will lease the premises for a base rent of $3,300, with scheduled annual increases. In addition, CMD is responsible for 50% all taxes, insurance and certain operating costs during the lease term. The lease agreement contains customary events of default, representations, warranties, and covenants.

We believe that all our properties have been adequately maintained, are generally in good condition, and are suitable and adequate for our businesses.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. Except as set forth below, we are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

On September 4, 2025, Alpha Capital Anstalt, or Alpha Capital, filed a complaint in the Supreme Court of the State of New York, County of New York against our company, in an action captioned Alpha Capital Anstalt v. 1847 Holdings LLC, Index No. 655245/2025. The complaint asserts a claim for breach of contract against our company based on its alleged breach of a securities purchase agreement it entered into with Alpha Capital on December 14, 2024, or the SPA. Alpha Capital alleges that we breached the implied covenant of good faith and fair dealing and Section 4.10 in the SPA by failing to take steps to have our common shares listed on another trading market after it was delisted from NYSE American. Alpha Capital alleges that, as a result of our alleged failure in that regard, its has not been able to sell or exercise the securities it acquired under the SPA and in a subsequent transaction. Alpha Capital seeks damages of at least $2 million plus its attorney’s fees, costs, and pre- and post-judgment interest and, alternatively, an order requiring us to get our common shares listed on a trading market. On October 8, 2025, we filed an answer to the complaint denying the material allegations in the complaint and asserting several affirmative defenses. The answer includes a counterclaim against Alpha Capital for our costs and attorney’s fees for defending the action pursuant to the provision in SPA providing that the prevailing party in litigation is to be awarded its attorney’s fees and costs from the other party. On January 22, 2026, the court held a Preliminary Conference and set September 18, 2026 as the deadline for Alpha Capital to file a note of issue/certificate of readiness, and the court will thereafter set a trial date. Discovery commenced on February 27, 2026. We believe we have meritorious defenses to Alpha Capital’s claims, including because our common shares commenced trading on the OTCID market on October 15, 2025. Our company intends to vigorously defend itself against Alpha Capital’s claims. Due to this litigation being in its early stage, we cannot reasonably estimate at this time the potential loss or range of loss, if any, in the event of an adverse outcome in this matter. It is possible an adverse outcome could materially adversely affect our financial condition, results of operations, and cash flows. No accrual has been recorded with respect to this legal matter.

On October 17, 2025, Matthew Miller, individually and as principal of Strategic Risk, LLC, or the Plaintiff, filed a complaint in the U.S. District Court for the Southern District of New York in an action captioned Matthew Miller v. 1847 Holdings LLC; 1847 Partners LLC; Ellery W. Roberts; Louis Bevilacqua; Bevilacqua PLLC; Joseph D. Wilson; Eric Van Dam; Vernice Howard; Edward Tobin; Glyn Milburn; and Does 1-10, case no. 1:25-cv-08606-LAK. On October 24, 2025, Plaintiff filed an amended complaint that also named Spartan Capital Securities LLC; and Sichenzia Ross Ference Carmel LLP as defendants. On October 28, 2025, the Court sua sponte dismissed the amended complaint without prejudice and with leave to replead. On November 24, 2025, the Plaintiff filed a second amended complaint naming 1847 Holdings, LLC, 1847 Partners, LLC, Ellery W. Roberts, Louis A. Bevilacqua, Bevilacqua PLLC, and Vernice Howard as defendants and alleging claims for securities fraud, scheme liability, control person liability, and common law fraud. On February 17, 2026, 1847 Holdings, 1847 Partners, Mr. Roberts, and Ms. Howard filed a motion to dismiss the second amended complaint. The motion is now fully briefed and the parties are awaiting a ruling from the court. If the action proceeds, our company and its principals intend to defend vigorously the Plaintiff's allegations.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common shares were previously listed on NYSE American under the symbol “EFSH.” On April 3, 2025, NYSE American notified us that it had determined to commence proceedings to delist our common shares due to the low selling price of our common shares and trading of our common shares on NYSE American was suspended on such date. We requested a review of NYSE American’s determination to delist our common shares. On July 1, 2025, we were notified that a listing qualifications panel upheld NYSE American’s delisting determination, and on July 9, 2025, NYSE American filed a Form 25 with the SEC to formally delist our common shares from NYSE American. On October 15, 2025, our common shares commenced quotation on the OTCID Market operated by OTC Markets Group Inc.

The OTCID Market is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter securities. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Number of Holders of Our Common Shares

As of March 26, 2026, there were approximately 79 shareholders of record of our common shares. In computing the number of holders of record of our common shares, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single shareholder.

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

Recent Sales of Unregistered Securities

Except as set forth below, we have not sold any equity securities during the 2025 fiscal year that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2025 fiscal year.

On August 29, 2025, we issued 1,420,000 common shares to a consultant for services rendered.

Purchases of Equity Securities

No repurchases of our common shares were made during the fourth quarter of 2025.

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

Management Fees

On April 15, 2013, we and our manager entered into a management services agreement, pursuant to which we are required to pay our manager a quarterly management fee equal to 0.5% of our adjusted net assets for services performed (which we refer to as the parent management fee). The amount of the parent management fee with respect to any fiscal quarter is (i) reduced by the aggregate amount of any management fees received by our manager under any offsetting management services agreements with respect to such fiscal quarter, (ii) reduced (or increased) by the amount of any over-paid (or under-paid) parent management fees received by (or owed to) our manager as of the end of such fiscal quarter, and (iii) increased by the amount of any outstanding accrued and unpaid parent management fees. We did not expense any parent management fees for the years ended December 31, 2025 and 2024.

Following the assignment of all of the assets of Asien’s on February 26, 2024 as described under “—Discontinued Operations” below, our manager ceased to provide services to 1847 Asien for quarterly management fees. 1847 Asien expensed management fees of $50,000 for the year ended December 31, 2024, which is included in discontinued operations.

On August 21, 2020, 1847 Cabinet entered into an offsetting management services agreement with our manager, which was amended on October 8, 2021. Pursuant to the amended management services agreement, our manager will provide certain services to 1847 Cabinet in exchange for a quarterly management fee equal to the greater of $125,000 or 2% of adjusted net assets (as defined within the amended management services agreement). 1847 Cabinet expensed management fees of $500,000 and $375,000 for the years ended December 31, 2025 and 2024, respectively, of which $125,000 is included in discontinued operations for the year ended December 31, 2024 due to the sale of High Mountain described under “—Discontinued Operations” below.

On March 30, 2021, 1847 Wolo entered into an offsetting management services agreement with our manager. Pursuant to the management services agreement, our manager will provide certain services to 1847 Wolo in exchange for a quarterly management fee equal to the greater of $75,000 or 2% of adjusted net assets (as defined within the management services agreement). 1847 Wolo expensed management fees of $300,000 for the years ended December 31, 2025 and 2024.

Following the foreclosure sale of all of the assets of ICU Eyewear on August 5, 2024 as described under “—Discontinued Operations” below, our manager ceased to provide services to 1847 ICU for quarterly management fees. 1847 ICU expensed management fees of $175,000 for the year ended December 31, 2024, which is included in discontinued operations.

On December 16, 2024, 1847 CMD entered into an offsetting management services agreement with our manager. Pursuant to the management services agreement, our manager will provide certain services to 1847 CMD in exchange for a quarterly management fee equal to the greater of $75,000 or 2% of adjusted net assets (as defined within the management services agreement). 1847 CMD expensed management fees of $300,000 for the year ended December 31, 2025.

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

In addition, under our operating agreement, in the event of an acquisition of a target business or disposition of a subsidiary, our manager will receive a transaction fee of 2% of the aggregate purchase price, which percentage decreases if the purchase exceeds $50 million.

On a consolidated basis, for the year ended December 31, 2025, we expensed total management fees of $1,100,000, and for the year ended December 31, 2024, we expensed total management fees from continued operations and discontinued operations of $2,267,000 and $350,000, respectively.

Segments

Following the divestures described under “—Discontinued Operations” below, we now operate through four reportable segments within two primary industries. Our four reportable segments are Kyle’s, ICD, CMD and Wolo. The following describes the primary revenue-generating activities of each segment.

●	Kyle’s, ICD and CMD (Construction Operations): Revenue is derived primarily from contracts with customers for finish carpentry and related products and services, including doors, frames, trim, hardware, millwork, cabinetry, and specialty construction accessories for general contractors, commercial developers, residential builders and homeowners, and government entities.

●	Wolo (Automotive Supplies Operations): Revenue is derived primarily from the sale of horn and safety warning lights for cars, trucks, industrial equipment, and emergency vehicles. Wolo sells its products to big-box national retail chains, specialty and industrial distributors, online and mail order retailers, and original equipment manufacturers.

We report all other business activities that are not reportable in the foregoing segments in corporate services. We provide general corporate services to our segments; however, these services are not considered when making operating decisions and assessing segment performance. The corporate services segment includes costs associated with executive management, financing activities and other public company-related costs.

Discontinued Operations

On February 26, 2024, Asien’s entered into a general assignment for the benefit of its creditors with SG Service Co., LLC. Pursuant to the assignment, Asien’s transferred ownership of all or substantially all of its right, title, and interest in, as well as custody and control of, its assets to SG Service Co., LLC in trust. Following the assignment, we retained no financial interest in Asien’s. Accordingly, the results of operations of Asien’s are reported as discontinued operations for the year ended December 31, 2024.

Our company was a limited guarantor of the Loan Agreement that was entered into on September 11, 2023 between the ICU Lender, 1847 ICU and ICU Eyewear. Pursuant to the Loan Agreement, the ICU Lender had a security interest in all the assets of ICU Eyewear. ICU Eyewear was in default under the Loan Agreement and consented to a foreclosure by the ICU Lender and private sale of substantially all of its assets in an Article 9 sale process, pursuant to Section 9-610 of the Uniform Commercial Code as in effect in the State of New York and Section 9-610 of the Uniform Commercial Code as in effect in the State of California. On August 5, 2024, ICU Eyecare Solutions Inc., an entity that is not affiliated with our company, was the successful bidder with a cash bid of $4,250,000. Pursuant to an agreement, dated August 5, 2024, and in consideration for such purchase price, the ICU Lender having foreclosed on its security interest in all of the assets of ICU Eyewear then conveyed all of its rights, title, and interest in all of such assets to ICU Eyecare Solutions Inc. Following the sale, we retained no financial interest in ICU Eyewear. Accordingly, the results of operations of ICU Eyewear are reported as discontinued operations for the year ended December 31, 2024.

On September 30, 2024, we entered into an asset purchase agreement with BFS and High Mountain, pursuant to which we sold substantially all of the assets of Hight Mountain to BFS for an aggregate cash only purchase price of $17,000,000, subject to certain pre-closing and post-closing adjustments. At closing, the purchase price was subject to a working capital adjustment and was also reduced by the amount of outstanding indebtedness repaid at closing or assumed by BFS, as well as certain transaction expenses. Additionally, the purchase price was reduced by $1,700,000, which may be used for certain post-closing payments, which we refer to as the Holdback Amount. During the year ended December 31, 2025, we recorded a $921,772 reduction to the Holdback Amount related to the resolution of post-closing working capital adjustments, with the offsetting impact of this adjustment recognized in discontinued operations.

Results of Operations

The following table sets forth key components of our results of operations during the years ended December 31, 2025 and 2024, both in dollars and as a percentage of our revenues.

	Years Ended December 31,
	2025		2024
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$48,272,312	100.0%	$15,710,330	100.0%
Operating expenses
Cost of revenues	24,354,373	50.5%	7,937,588	50.5%
Personnel	8,174,368	16.9%	6,538,872	41.6%
Depreciation and amortization	1,425,349	3.0%	655,658	4.2%
General and administrative	5,859,823	12.1%	5,000,843	31.8%
Professional fees	4,363,982	9.0%	6,896,438	43.9%
Impairment of goodwill	–	–	679,175	4.3%
Loss on abandonment of right-of-use asset	112,705	0.2%	–	–
Total operating expenses	44,290,600	91.8%	27,708,574	176.4%
Income (loss) from operations	3,981,712	8.2%	(11,998,244)	(76.4)%
Other income (expense)
Other expense	(79,278)	(0.2)%	(1,263,983)	(8.0)%
Gain on disposal of property and equipment	43,570	0.1%	13,000	0.1%
Interest expense	(7,036,424)	(14.6)%	(4,262,224)	(27.1)%
Amortization of debt discounts	(1,538,773)	(3.2)%	(9,047,721)	(57.6)%
Loss on extinguishment of debt	(3,126,338)	(6.5)%	(4,709,793)	(30.0)%
Loss on settlement of debt	(500,000)	(1.0)%	–	–
Gain on change in fair value of derivative liabilities	185,000	0.4%	1,401,373	8.9%
Gain (loss) on change in fair value of warrant liabilities	76,904,488	159.3%	(77,638,662)	(494.2)%
Total other income (expense)	64,852,245	134.3%	(95,508,010)	(607.9)%
Net income (loss) from continuing operations before income taxes	68,833,957	142.6%	(107,506,254)	(684.3)%
Income tax benefit (provision)	(2,353,000)	(4.9)%	702,000	4.5%
Net income (loss) from continuing operations	$66,480,957	137.7%	$(106,804,254)	(679.8)%

Revenues

Our total revenues were $48,272,312 for the year ended December 31, 2025, as compared to $15,710,330 for the year ended December 31, 2024. The followings tables present our revenues by segment for the years ended December 31, 2025 and 2024:

	For the Year Ended December 31, 2025
	Kyle’s	ICD	CMD	Wolo	Total
Cabinetry and millwork	$6,593,218	$33,971	$10,795,640	$–	$17,422,829
Doors, frames, hardware, and trim	–	–	28,874,707	–	28,874,707
Specialty construction accessories	–	–	797,599	–	797,599
Automotive horns	–	–	–	916,844	916,844
Automotive lighting	–	–	–	260,333	260,333
Total revenues	$6,593,218	$33,971	$40,467,946	$1,177,177	$48,272,312

	For the Year Ended December 31, 2024
	Kyle’s	ICD	CMD	Wolo	Total
Cabinetry and millwork	$5,318,608	$5,736,412	$171,641	$–	$11,226,661
Doors, frames, hardware, and trim	–	–	720,700	–	720,700
Specialty construction accessories	–	–	13,523	–	13,523
Automotive horns	–	–	–	2,896,470	2,896,470
Automotive lighting	–	–	–	852,976	852,976
Total revenues	$5,318,608	$5,736,412	$905,864	$3,749,446	$15,710,330

Construction Operations — Kyle’s, ICD, and CMD

Revenue from our construction operations is derived from contracts with customers for finish carpentry and related products and services, including doors, frames, trim, hardware, millwork, cabinetry, and specialty construction accessories.

Revenues from Kyle’s increased by $1,274,610, or 24.0%, to $6,593,218 for the year ended December 31, 2025 from $5,318,608 for the year ended December 31, 2024. Such increase was primarily due to continued organic growth driven by increased demand in the residential construction market.

Revenues from ICD decreased by $5,702,441, or 99.4%, to $33,971 for the year ended December 31, 2025 from $5,736,412 for the year ended December 31, 2024. Such decrease was primarily due to the strategic repositioning of ICD’s operations during 2025, including the abandonment of its warehouse facility in Reno, Nevada and the relocation of operations, as we evaluate high-growth construction market opportunities.

Revenues from CMD were $40,467,946 for the year ended December 31, 2025 and $905,864 for the period from December 16, 2024 (date of acquisition) to December 31, 2024.

Automotive Supplies Operations — Wolo

Revenue from our automotive supplies operations is derived from the sale of horn and safety warning lights for cars, trucks, industrial equipment, and emergency vehicles.

Revenues from Wolo decreased by $2,572,269, or 68.6%, to $1,177,177 for the year ended December 31, 2025 from $3,749,446 for the year ended December 31, 2024. The decrease in revenues was primarily attributable to working capital constraints on inventory and the strategic repositioning of Wolo’s operations undertaken during 2025. Following a strategic review, we elected to retain and rebuild Wolo rather than divest and implemented a series of operational changes including the transition to a third-party logistics model, and a refocusing of commercial efforts on e-commerce growth channels. These actions, while necessary to establish a leaner and more sustainable operating model, resulted in reduced product availability and revenue during 2025. We believe these changes may position Wolo for improved profitability going forward.

Cost of Revenues and Gross Profit

Our total cost of revenues was $24,354,373 for the year ended December 31, 2025, as compared to $7,937,588 for the year ended December 31, 2024. Accordingly, our total gross profit was $23,917,939 for the year ended December 31, 2025, as compared to $7,772,742 for the year ended December 31, 2024.

Construction Operations — Kyle’s, ICD, and CMD

Cost of revenues from our construction operations primarily consists of direct materials, including doors, frames, trim, hardware, millwork, and cabinetry, direct labor and subcontractor costs, and other costs directly attributable to contract performance.

Cost of revenues for Kyle’s increased by $640,728, or 20.9%, to $3,704,185 for the year ended December 31, 2025 from $3,063,457 for the year ended December 31, 2024, consistent with the increase in revenues. Accordingly, gross profit for Kyle’s increased by $633,882, or 28.1%, to $2,889,033 for the year ended December 31, 2025 from $2,255,151 for the year ended December 31, 2024. Gross margin for Kyle’s improved to 43.8% for the year ended December 31, 2025 from 42.4% for the year ended December 31, 2024, reflecting operating leverage as revenue growth outpaced the increase in direct material and labor costs.

Cost of revenues for ICD decreased by $1,985,083, or 99.9%, to $1,723 for the year ended December 31, 2025 from $1,986,806 for the year ended December 31, 2024, consistent with the decrease in revenues. Accordingly, gross profit for ICD decreased by $3,717,358, or 99.1%, to $32,248 for the year ended December 31, 2025 from $3,749,606 for the year ended December 31, 2024. Gross margin for ICD is not meaningful for comparative purposes given the minimal revenue generated during the operational repositioning period.

Cost of revenues for CMD was $19,541,606 for the year ended December 31, 2025 and $389,460 for the period from December 16, 2024 (date of acquisition) to December 31, 2024. Accordingly, gross profit for CMD was $20,926,340 for the year ended December 31, 2025 and $516,404 for the period from December 16, 2024 (date of acquisition) to December 31, 2024. Gross margin for CMD was 51.7% for the year ended December 31, 2025. The reported gross margin of 57.0% for the period from December 16, 2024 (date of acquisition) to December 31, 2024 is not representative of CMD’s normalized cost structure given it reflects only approximately 16 days of operations following acquisition. On a full-year proforma basis, CMD’s gross margin improved to 51.7% in 2025 from 44.3% in 2024, reflecting operating leverage as revenue grew 31.5% from 2024, with direct costs growing at a lower rate.

Automotive Supplies Operations — Wolo

Cost of revenue from our automotive supplies operations primarily consists of the costs of purchased finished goods, inbound freight and tariff costs.

Cost of revenues for Wolo decreased by $1,391,006, or 55.7%, to $1,106,859 for the year ended December 31, 2025 from $2,497,865 for the year ended December 31, 2024, consistent with the decrease in revenues. Accordingly, gross profit for Wolo decreased by $1,181,263, or 94.4%, to $70,318 for the year ended December 31, 2025 from $1,251,581 for the year ended December 31, 2024. Gross margin for Wolo decreased to 6.0% for the year ended December 31, 2025 from 33.4% for the year ended December 31, 2024, primarily due to working capital constraints on inventory and reduced product availability during the operational repositioning period, which resulted in fixed product costs being absorbed over a significantly lower revenue base.

Personnel Costs

Personnel costs include employee salaries and bonuses, and related payroll taxes, as well as health insurance premiums, 401(k) contributions, and training costs. Our total personnel costs were $8,174,368 for the year ended December 31, 2025, as compared to $6,538,872 for the year ended December 31, 2024.

Construction Operations — Kyle’s, ICD, and CMD

Personnel costs for Kyle’s increased by $49,421, or 4.2%, to $1,237,937 for the year ended December 31, 2025 from $1,188,516 for the year ended December 31, 2024. Such increase was primarily due to increased headcount to support revenue growth. As a percentage of revenues, personnel costs for Kyle’s were 18.8% and 22.3% for the years ended December 31, 2025 and 2024, respectively.

Personnel costs for ICD decreased by $2,639,299, or 99.2%, to $21,760 for the year ended December 31, 2025 from $2,661,059 for the year ended December 31, 2024. Such decrease was primarily due to the reduction in workforce resulting from the operational repositioning described above. As a percentage of revenues, personnel costs for ICD were 64.1% and 46.4% for the years ended December 31, 2025 and 2024, respectively.

Personnel costs for CMD were $6,582,923 for the year ended December 31, 2025 and $310,953 for the period from December 16, 2024 (date of acquisition) to December 31, 2024. As a percentage of revenues, personnel costs for CMD were 16.3% and 34.3% for the year ended December 31, 2025 and for the period from December 16, 2024 (date of acquisition) to December 31, 2024, respectively.

Automotive Supplies Operations — Wolo

Personnel costs for Wolo decreased by $761,610, or 68.7%, to $347,069 for the year ended December 31, 2025 from $1,108,679 for the year ended December 31, 2024. Such decrease was primarily due to the reduction in workforce in transition to a third-party logistics model. As a percentage of revenues, personnel costs for Wolo were 29.5% and 29.6% for the years ended December 31, 2025 and 2024, respectively.

Corporate Services

Personnel costs for the corporate services segment were $(15,321) for the year ended December 31, 2025 compared to $1,269,665 for the year ended December 31, 2024. Corporate personnel costs reflect intercompany allocations of corporate compensation costs to the operating subsidiaries, which eliminate in consolidation, resulting in a net credit balance for the year ended December 31, 2025.

Depreciation and Amortization

Our total depreciation and amortization expense increased by $769,691, or 117.4%, to $1,425,349 for the year ended December 31, 2025 from $655,658 for the year ended December 31, 2024. Such an increase was primarily a result of intangibles acquired in connection with the acquisition of CMD.

General and Administrative Expenses

Our general and administrative expenses consist primarily of insurance expense, rent expense, management fees, advertising, bank fees, bad debt expense, and other general expenses incurred in connection with general operations. Our total general and administrative expenses were $5,859,823 for the year ended December 31, 2025, as compared to $5,000,843 for the year ended December 31, 2024.

Construction Operations — Kyle’s, ICD, and CMD

General and administrative expenses for Kyle’s increased by $162,006, or 15.5%, to $1,208,809 for the year ended December 31, 2025 from $1,046,803 for the year ended December 31, 2024. Such increase was primarily due to higher allocated corporate costs and office-related expenses. As a percentage of revenues, general and administrative expenses for Kyle’s were 18.3% and 19.7% for the years ended December 31, 2025 and 2024, respectively.

General and administrative expenses for ICD decreased by $411,539, or 39.2%, to $638,763 for the year ended December 31, 2025 from $1,050,302 for the year ended December 31, 2024. Such decrease was primarily due to reduced operating costs resulting from the abandonment of the warehouse facility and workforce reductions, partially offset by costs incurred in connection with the operational repositioning. As a percentage of revenues, general and administrative expenses for ICD are not meaningful given the minimal revenue generated during the year.

General and administrative expenses for CMD were $3,545,325 for the year ended December 31, 2025 and $69,239 for the period from December 16, 2024 (date of acquisition) to December 31, 2024. As a percentage of revenues, general and administrative expenses for CMD were 8.8% and 7.6% for the year ended December 31, 2025 and for the period from December 16, 2024 (date of acquisition) to December 31, 2024, respectively.

Automotive Supplies Operations — Wolo

General and administrative expenses for Wolo decreased by $382,151, or 35.8%, to $684,741 for the year ended December 31, 2025 from $1,066,892 for the year ended December 31, 2024. Such decrease was primarily due to reduced operating costs in connection with the operational repositioning, including the termination of the warehouse lease and the transition to a third-party logistics model. As a percentage of revenues, general and administrative expenses for Wolo were 58.2% and 28.5% for the years ended December 31, 2025 and 2024, respectively.

Corporate Services

General and administrative expenses for the corporate services segment were $(217,815) for the year ended December 31, 2025 compared to $1,767,607 for the year ended December 31, 2024. Corporate general and administrative expenses reflect intercompany allocations of corporate overhead costs to the operating subsidiaries, which eliminate in consolidation, resulting in a net credit balance for the year ended December 31, 2025. The decrease compared to the prior year reflects both the increased allocation of corporate costs to operating subsidiaries and a reduction in overall corporate overhead.

Professional Fees

Our total professional fees were $4,363,982 for the year ended December 31, 2025, as compared to $6,896,438 for the year ended December 31, 2024.

Construction Operations — Kyle’s, ICD, and CMD

Professional fees for Kyle’s decreased by $16,573, or 72.1%, to $6,400 for the year ended December 31, 2025 from $22,973 for the year ended December 31, 2024. Such decrease was primarily due to reduced legal and consulting fees. As a percentage of revenues, professional fees for Kyle’s were 0.1% and 0.4% for the years ended December 31, 2025 and 2024, respectively.

Professional fees for ICD decreased by $48,292, or 93.2%, to $3,518 for the year ended December 31, 2025 from $51,810 for the year ended December 31, 2024. Such decrease was primarily due to the changes described above. As a percentage of revenues, professional fees for ICD were 10.4% and 0.9% for the years ended December 31, 2025 and 2024, respectively.

Professional fees for CMD were $1,172,529 for the year ended December 31, 2025 and $39,948 for the period from December 16, 2024 (date of acquisition) to December 31, 2024. As a percentage of revenues, professional fees for CMD were 2.9% and 4.4% for the year ended December 31, 2025 and for the period from December 16, 2024 (date of acquisition) to December 31, 2024, respectively.

Automotive Supplies Operations — Wolo

Professional fees for Wolo decreased by $133,263, or 59.9%, to $89,097 for the year ended December 31, 2025 from $222,360 for the year ended December 31, 2024. Such decrease was primarily due to the changes described above. As a percentage of revenues, professional fees for Wolo were 7.6% and 5.9% for the years ended December 31, 2025 and 2024, respectively.

Corporate Services

Professional fees for the corporate services segment decreased by $3,466,909, or 52.9%, to $3,092,438 for the year ended December 31, 2025 from $6,559,347 for the year ended December 31, 2024. Such decrease was primarily due to lower non-recurring acquisition-related fees and transaction costs incurred in the prior year in connection with the CMD acquisition and public equity offerings, partially offset by ongoing public company legal, audit, and compliance costs.

Impairment of Goodwill

For the years ended December 31, 2025 and 2024, we recorded impairments of goodwill of $0 and $679,175, respectively.

Loss on Abandonment of Right-of-Use Asset

In May 2025, ICD ceased use of its warehouse facility in Reno, Nevada, as part of the operational repositioning described above. As we determined ICD no longer had the right to control the use of the identified asset, the associated right-of-use asset was written off and we recognized a loss on abandonment of $112,705 for the year ended December 31, 2025.

Total Other Income (Expense)

We had $64,852,245 in total other income, net, for the year ended December 31, 2025, as compared to other expense, net, of $95,508,010 for the year ended December 31, 2024. Other income, net, for the year ended December 31, 2025 consisted of a gain on change in fair value of warrant liabilities of $76,904,488, a gain on change in fair value of derivative liabilities of $185,000 and a gain on disposal of property and equipment of $43,570, offset by interest expense of $7,036,424, a loss on extinguishment of debt of $3,126,338, amortization of debt discounts of $1,538,773, a loss on settlement of debt of $500,000 and other expense of $79,278, while other expense, net, for the year ended December 31, 2024 consisted of a loss on change in fair value of warrant liabilities of $77,638,662, amortization of debt discounts of $9,047,721, a loss on extinguishment of debt of $4,709,793, interest expense of $4,262,224 and other expense of $1,263,983, offset by a gain on change in fair value of derivative liabilities of $1,401,373 and a gain on disposal of property and equipment of $13,000.

Income Tax Benefit (Provision)

We had an income tax expense of $2,353,000 for the year ended December 31, 2025, as compared to an income tax benefit of $702,000 for the year ended December 31, 2024.

Net Income (Loss) from Continuing Operations

As a result of the cumulative effect of the factors described above, we had a net income from continuing operations of $66,480,957 for the year ended December 31, 2025, as compared to a net loss from continuing operations of $106,804,254 for the year ended December 31, 2024.

Liquidity and Capital Resources

As of December 31, 2025, we had cash and cash equivalents of $1,987,301, an accumulated deficit of $109,599,852, and a working capital deficit of $43,065,927. For the year then ended, we generated operating income of $3,981,712 and net cash provided by operating activities of $3,359,054. To date, we have financed our operations primarily through revenue generated from operations, cash proceeds from financing activities, borrowings, and equity contributions by our shareholders.

Notwithstanding current-year operating income and positive operating cash flows, we do not expect to have sufficient cash and other liquid resources to meet our obligations as they become due over the next twelve months, primarily due to the magnitude of our current liabilities and significant near-term debt maturities. These conditions, considered in the aggregate, raise substantial doubt about our company’s ability to continue as a going concern within one year after the date our consolidated financial statements are issued.

Management plans to address these conditions by securing additional capital through debt and equity financing, including potential public and private offerings of our securities, evaluating opportunities to refinance or extend the maturity of existing debt obligations, implementing reductions in discretionary operating expenditures to the extent practicable, and exploring strategic alternatives with respect to its operating subsidiaries to reduce debt obligations. Management has evaluated whether it is probable that these plans would be effectively implemented and, if so, whether they would mitigate the relevant conditions or events that raise substantial doubt within the next twelve months. Because these plans are subject to market conditions and reliance on third parties, and because there is no assurance that we will be able to raise capital on acceptable terms or at all, management has concluded that substantial doubt about our company’s ability to continue as a going concern has not been alleviated as of the date our consolidated financial statements are issued.

Our consolidated financial statements have been prepared assuming our company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and their carrying amounts, or the amounts and classification of liabilities that might result should we be unable to continue as a going concern. If we are unable to obtain adequate capital, we could be forced to cease or curtail our operations.

We also believe additional funds are required to execute our business plan and our strategy of acquiring additional businesses. The funds required to execute our business plan will depend on the size, capital structure and purchase price consideration that the seller of a target business deems acceptable in a given transaction. The amount of funds needed to execute our business plan also depends on what portion of the purchase price of a target business the seller of that business is willing to take in the form of seller notes or our equity or equity in one of our subsidiaries. We will seek growth as funds become available from cash flow, borrowings, additional capital raised privately or publicly, or seller retained financing.

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

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the period indicated:

Cash Flow

	For the Years Ended December 31,
	2025	2024
Net cash provided by (used in) operating activities from continuing operations	$3,359,054	$(14,635,636)
Net cash provided by (used in) investing activities	(1,090,989)	891,802
Net cash provided by (used in) financing activities from continuing operations	(4,142,182)	16,931,807
Net change in cash and cash equivalents and restricted cash	(1,874,117)	3,187,973
Cash and cash equivalents at the beginning of year	3,861,418	673,445
Cash and cash equivalents and restricted cash at the end of year	$1,987,301	$3,861,418

Net cash provided by operating activities from continuing operations was $3,359,054 for the year ended December 31, 2025, as compared to net cash used in operating activities from continuing operations of $14,635,636 for the year ended December 31, 2024. Significant factors affecting the increase in net cash used in operating activities were a result of a change from a net loss to net income and increased accounts payable and accrued expenses, offset by increased accounts receivable and contract assets.

Net cash used in investing activities was $1,090,989 for the year ended December 31, 2025, as compared to net cash provided by investing activities of $891,802 for the year ended December 31, 2024. The decrease in the net cash used in investing activities was primarily a result of a reduction in the Holdback Amount and purchases of property and equipment, offset by proceeds received in the disposal of property and equipment and proceeds received in the sale of High Mountain.

Net cash used in financing activities was $4,142,182 for the year ended December 31, 2025, as compared to net cash provided by financing activities from continuing operations of $16,931,807 for the year ended December 31, 2024. The decrease in the net cash provided by financing activities was primarily a result of decreased debt or equity offerings, as well as increased repayments of notes payable, during 2024.

Debt

The following table shows aggregate figures for our total debt that is coming due in the short and long term as of December 31, 2025. For a complete description of the terms of our outstanding debt, please see Notes 14, 15 and 16 to our consolidated financial statements included elsewhere in this report.

	Short-Term	Long-Term	Total Debt
Notes Payable
Vehicle loans	$8,530	$–	$8,530
6% Subordinated promissory note	500,000	–	500,000
Purchase and sale of future revenues loan	405,000	–	405,000
20% OID subordinated promissory note	3,313,820	–	3,313,820
12% subordinated promissory note for services	840,000	–	840,000
25% OID subordinated promissory note	1,455,600	–	1,455,600
Total notes payable	6,522,950	–	6,522,950
Less: debt discounts	(46,829)	–	(46,829)
Total notes payable, net	6,476,121	–	6,476,121

Related Party Notes Payable
Related party promissory note	641,972	623,354	1,265,326

Convertible Notes Payable
Secured convertible promissory notes	22,751,184	–	22,751,184
Less: debt discounts	–	–	–
Total convertible notes payable, net	22,751,184	–	22,751,184

Finance Leases
Financing leases	192,505	230,693	423,198

Combined total debt	$30,108,611	$854,047	$30,962,658
Less: combined debt discounts	(46,829)	–	(46,829)
Combined total debt, net	$30,061,782	$854,047	$30,915,829

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

Business Combinations. We account for business combinations under the acquisition method of accounting in accordance with Accounting Standards Codification, or ASC, 805, “Business Combinations.” Under the acquisition method, the purchase price is allocated to the tangible and intangible assets acquired, liabilities assumed, and any noncontrolling interest based on their estimated fair values at the acquisition date. The excess of the purchase price over the net fair values of assets acquired and liabilities assumed is recognized as goodwill. Fair values are determined using recognized valuation methodologies including the income, cost, and market approaches in accordance with ASC 820, “Fair Value Measurement,” and incorporate assumptions such as discount rates, royalty rates, and the amount and timing of future cash flows. Purchase price allocations are initially based on preliminary estimates and may be revised as additional information becomes available, up to one year from the acquisition date. Acquisition-related costs are expensed as incurred.

Long-Lived Assets. We review the carrying value of long-lived assets, including property and equipment, right of use assets, and definite-lived intangible assets for impairment in accordance with ASC 360, “Property, Plant, and Equipment,” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. These events and circumstances may include significant decreases in the market price of an asset or asset group, significant changes in the extent or manner in which an asset or asset group is being used or in its physical condition, a significant change in legal factors or in the business climate, a history or forecast of operating losses or negative cash flows, significant disposal activity, or a significant decline in revenue or adverse changes in the economic environment. If such facts indicate a potential impairment, we assess recoverability by comparing the carrying value of the asset group to the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life of the primary asset in the asset group. If the carrying value exceeds the undiscounted cash flows, we measure the impairment loss as the difference between the carrying amount and the estimated fair value of the asset group, determined using appropriate valuation methodologies, which would typically include discounted cash flows.

Goodwill. In accordance with ASC 350, “Intangibles—Goodwill and Other,” we test goodwill for impairment annually on October 1, or more frequently when events or circumstances indicate an impairment may have occurred. When assessing goodwill for impairment, we may first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The qualitative assessment considers factors, including the current operating environment, industry and market conditions, and overall financial performance. If we bypass the qualitative assessment, or conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we perform a quantitative assessment by comparing the estimated fair value of the reporting unit to its carrying amount. We estimate the fair value of its reporting units using the present value of estimated future cash flows, which requires considerable management judgment regarding the impact of operating and macroeconomic changes. Significant assumptions include past performance, current and anticipated market conditions, forecasted growth rates, and estimated discount rates. If the fair value of a reporting unit is less than its carrying amount, an impairment charge is recognized for the difference.

Warrant Liabilities. We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants in accordance with ASC 480 and ASC 815-40, “Contracts in Entity’s Own Equity.” The assessment considers whether the warrants are freestanding financial instruments, meet the definition of a liability, and whether they meet all of the requirements for equity classification, including whether the warrants are indexed to our own common shares and whether the warrant holders could potentially require net cash settlement in a circumstance outside of our control. Warrants that meet all the criteria for equity classification are recorded as a component of additional paid-in capital at the time of issuance. Warrants that do not meet all the criteria for equity classification are recorded at fair value on the date of issuance, with changes in fair value recognized in the consolidated statements of operations each period.

Income Taxes. We account for income taxes under the asset and liability method in accordance with ASC 740, “Income Taxes.” Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that includes the enactment date. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and establish a valuation allowance if, based on the weight of available evidence, it is more likely than not that all or a portion of the deferred tax assets will not be realized. We recognize the tax benefit of an uncertain tax position only if it is more likely than not that the position will be sustained upon examination by the taxing authority, including resolution of any related appeals or litigation. The tax benefit recognized is measured as the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.

EBITDA and Adjusted EBITDA

Our consolidated Adjusted EBITDA was $9,829,540 and $(3,309,879) for the years ended December 31, 2025 and 2024, respectively. Adjusted EBITDA for CMD (with prior-year results presented on a pro forma basis for comparability) was $14,259,100 and $7,736,119 for the years ended December 31, 2025 and 2024, respectively. Adjusted EBITDA for Kyle’s was $1,127,303 and $561,713 for the years ended December 31, 2025 and 2024, respectively. Adjusted EBITDA for ICD was $(381,793) and $571,752 for the years ended December 31, 2025 and 2024, respectively. Adjusted EBITDA for Wolo was $(598,127) and $(470,789) for the years ended December 31, 2025 and 2024, respectively.

Reconciliation of EBITDA and Adjusted EBITDA

We define EBITDA as earnings before interest, taxes and depreciation and amortization. Adjusted EBITDA is defined as EBITDA before other income (expense), gain on disposal of property and equipment, amortization of debt discounts, loss on settlement of debt, loss on extinguishment of debt, gain (loss) on change in fair value of warrant liabilities, gain on change in fair value of derivative liabilities, impairment of goodwill and intangible assets, loss on abandonment of right-of-use asset, non-recurring professional and acquisition-related fees, and management fees. Both EBITDA and Adjusted EBITDA are not measures of performance calculated in accordance with GAAP, and should not be considered in isolation of, or as a substitute for, earnings as an indicator of operating performance or cash flows from operating activities as a measure of liquidity. We believe that the presentation of EBITDA and Adjusted EBITDA is relevant and useful by enhancing the readers’ ability to understand our operating performance. Our management utilizes EBITDA as a means to measure performance.

Some limitations of EBITDA and adjusted EBITDA are:

●	EBITDA and Adjusted EBITDA do not reflect the interest expense of, or the cash requirements necessary to, service interest or principal payments on our debt;

●	EBITDA and Adjusted EBITDA do not reflect income tax payments that may represent a reduction in cash available to us;

●	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future; and

●	other companies may calculate EBITDA or Adjusted EBITDA differently or not at all, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider EBITDA and Adjusted EBITDA alongside other financial performance measures, including net income and our audited consolidated financial statements presented elsewhere in the report in accordance with GAAP.

The table below reconciles consolidated EBITDA and Adjusted EBITDA, both non-GAAP measures, to GAAP net income (loss) for years ended December 31, 2025 and 2024.

	Year Ended December 31,
	2025	2024
Net income (loss)	$65,559,185	$(100,527,409)
Net (income) loss from discontinued operations	921,772	(6,276,845)
Interest expense	7,036,424	4,262,224
Income tax provision (benefit)	2,353,000	(702,000)
Depreciation and amortization	1,425,349	655,658
EBITDA	77,295,730	(102,588,372)
Other expense	79,278	1,263,983
Gain on disposal of property and equipment	(43,570)	(13,000)
Amortization of debt discounts	1,538,773	9,047,721
Loss on extinguishment of debt	3,126,338	4,709,793
Loss on settlement of debt	500,000	–
(Gain) loss on change in fair value of warrant liabilities	(76,904,488)	77,638,662
Gain on change in fair value of derivative liabilities	(185,000)	(1,401,373)
Impairment of goodwill	–	679,175
Loss on abandonment of right-of-use asset	112,705	–
Non-recurring professional fees and acquisition-related fees	3,209,774	5,086,532
Management fees	1,100,000	2,267,000
Adjusted EBITDA	$9,829,540	$(3,309,879)

The table below reconciles CMD’s EBITDA and Adjusted EBITDA, both non-GAAP measures, to GAAP net income for the years ended December 31, 2025 and 2024, with prior-year results presented on a pro forma basis for comparability (see Note 5—Business Combinations to our consolidated financial statements presented elsewhere in this report for the pro forma information).

	Year Ended December 31,
	2025	2024
Net income	$6,927,579	$7,463,469
Interest expense	399	53,632
Income tax provision	1,704,000	49,000
Depreciation and amortization	914,307	211,181
EBITDA	9,546,285	7,777,282
Other (income) expense	79,278	(41,163)
Non-recurring professional and acquisition-related fees	1,125,954	–
Management fees	300,000	–
1847 corporate-related allocated expenses	3,207,583	–
Adjusted EBITDA	$14,259,100	$7,736,119

The table below reconciles Kyle’s EBITDA and Adjusted EBITDA, both non-GAAP measures, to GAAP net loss for the years ended December 31, 2025 and 2024.

	Year Ended December 31,
	2025	2024
Net loss	$(1,280,431)	$(1,004,216)
Interest expense	113,552	90,841
Income tax provision (benefit)	650,000	(157,000)
Depreciation and amortization	494,548	575,835
EBITDA	(22,331)	(494,540)
Other expense	–	136,192
Loss on extinguishment of debt	458,218
Impairment of goodwill	–	355,207
Management fees	250,000	187,500
1847 corporate-related allocated expenses	441,416	377,354
Adjusted EBITDA	$1,127,303	$561,713

The table below reconciles ICD’s EBITDA and Adjusted EBITDA, both non-GAAP measures, to GAAP net loss for the years ended December 31, 2025 and 2024.

	Year Ended December 31,
	2025	2024
Net loss	$(714,310)	$(1,075,592)
Interest expense	512	76,206
Income tax benefit	(1,000)	(597,000)
Depreciation and amortization	13,870	79,547
EBITDA	(700,928)	(1,516,839)
Other expense	–	1,128,000
Gain on disposal of property and equipment	(43,570)	(13,000)
Amortization of debt discounts	–	64,306
Impairment of goodwill	–	323,968
Loss on abandonment of right-of-use asset	112,705	–
Management fees	250,000	187,500
1847 corporate-related allocated expenses	–	397,817
Adjusted EBITDA	$(381,793)	$571,752

The table below reconciles Wolo’s EBITDA and Adjusted EBITDA, both non-GAAP measures, to GAAP net loss for the years ended December 31, 2025 and 2024.

	Year Ended December 31,
	2025	2024
Net loss	$(1,153,494)	$(1,292,354)
Interest expense	102,629	142,656
Income tax provision	–	3,000
Depreciation and amortization	276	276
EBITDA	(1,050,589)	(1,146,422)
Other expense	–	72
Management fees	300,000	300,000
1847 corporate-related expenses	152,462	375,561
Adjusted EBITDA	$(598,127)	$(470,789)

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements begins on page F-1 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As a result of this evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2025, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below. Notwithstanding the identified material weaknesses, management, including our chief executive officer and chief financial officer, believes the consolidated financial statements included in this report fairly represent, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with GAAP.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Management has evaluated the effectiveness of our internal control over financial reporting based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management has concluded that, as of December 31, 2025, our internal control over financial reporting was not effective due to the material weaknesses in internal control over financial reporting described below. As a smaller reporting company, we are not required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm in this report.

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

Changes in Internal Control Over Financial Reporting

Other than the remedial changes described above, there were no changes in our internal control over financial reporting during the fourth quarter of 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

ITEM 9B. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the fourth quarter of fiscal year 2025 but was not reported.

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter of fiscal year 2025.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Set forth below is information regarding our directors and executive officers as of the date of this report.

Name	Age	Position
Ellery W. Roberts	55	Chairman, Chief Executive Officer and President
Vernice L. Howard	55	Chief Financial Officer
Eric Vandam	55	Chief Operating Officer
Glyn C. Milburn	55	Vice President of Operations
Robert D. Barry	82	Director
Michele A. Chow-Tai	62	Director
Clark R. Crosnoe	57	Director
Paul A. Froning	55	Director
Lawrence X. Taylor	61	Director

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

Audit Committee

Michele A. Chow-Tai, Clark R. Crosnoe and Paul A. Froning serve on our audit committee, with Mr. Froning serving as the chairman. Our board has determined that Mr. Froning is an “audit committee financial expert” as defined by applicable SEC rules. The audit committee oversees our accounting and financial reporting processes and the audits of the financial statements of our company.

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

Compensation Committee

Clark R. Crosnoe, Paul A. Froning and Lawrence X. Taylor serve on our compensation committee, with Mr. Crosnoe serving as the chairman. The members of the compensation committee are also “non-employee directors” within the meaning of Section 16 of the Exchange Act. The compensation committee assists the board in reviewing and approving the compensation structure, including all forms of compensation relating to our directors and executive officers.

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

Nominating and Corporate Governance Committee

Michele A. Chow-Tai and Lawrence X. Taylor serve on our nominating and corporate governance committee, with Mr. Taylor serving as the chairman. The nominating and corporate governance committee assists the board of directors in selecting individuals qualified to become our directors and in determining the composition of the board and its committees.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table - Years Ended December 31, 2025 and 2024

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods.

Name and Principal Position	Year	Salary ($)	All Other Compensation ($)	Total ($)
Ellery W. Roberts,	2025	–	358,470	358,470
Chief Executive Officer(1)	2024	–	445,500	445,500
Vernice L. Howard,	2025	364,025	–	364,025
Chief Financial Officer	2024	337,191	–	337,191
Eric Vandam,	2025	278,085	–	278,085
Chief Operating Officer	2024	121,212	–	121,212

(1)

Ellery W. Roberts, our Chief Executive Officer, is employed by our manager and is seconded to our company. Our manager, and not our company, pays any compensation to Mr. Roberts. We do not reimburse our manager for any compensation paid to Mr. Roberts in his capacity as our Chief Executive Officer. We pay our manager a quarterly management fee, and our manager may use the proceeds from the management fee, in part, to pay compensation to Mr. Roberts. For the year ended December 31, 2025, we expensed management fees of $1,100,000, and for the year ended December 31, 2024, we expensed management fees from continued operations and discontinued operations of $2,267,000 and $350,000, respectively. Mr. Roberts did not receive any compensation as an employee of our manager for the years ended December 31, 2025 and 2024. However, Mr. Roberts, as a holder of limited liability company interests in our manger, received $358,470 and $445,500 for the years ended December 31, 2025 and 2024, respectively, as a result of distributions from our manger to its interest holders, which is included in “Other Compensation” in the table above.

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

On July 29, 2024, we entered into an employment agreement with Eric Vandam, our Chief Operating Officer, setting forth the terms of his employment. Pursuant to the terms of the employment agreement, we agreed to pay Mr. Vandam an annual base salary of $300,000. He is also eligible for an annual incentive bonus of up to 50% of base salary based on earnings targets to be determined by our board. Mr. Vandam is also eligible to participate in all employee benefit plans, including health insurance, commensurate with his position. Mr. Vandam’s employment is at-will and can be terminated by us at any time or by Mr. Milburn upon 30 days’ notice. Pursuant to the employment agreement, if we terminate Mr. Vandam’s employment without cause, he is entitled to six months of base compensation. The employment agreement contains customary confidentiality provisions and restrictive covenants prohibiting Mr. Vandam from (i) owning or operating a business that competes with us during the term of his employment and for a period of one year following the termination of his employment or (ii) soliciting our employees for a period of two years following the termination of his employment.

Retirement Benefits

We have not maintained, and do not currently maintain, a defined benefit pension plan, nonqualified deferred compensation plan or other retirement benefits.

Potential Payments Upon Termination or Change in Control

As described under “—Employment Agreements” above, Ms. Howard and Mr. Vandam are entitled severance in the event that they are terminated without cause.

Outstanding Equity Awards at Fiscal Year-End

No executive officer named above had any unexercised options, stock that has not vested or equity incentive plan awards outstanding as of December 31, 2025.

Director Compensation

The table below sets forth the compensation paid to our non-executive directors during the fiscal year ended December 31, 2025.

Name	Annual Fees Paid in Cash ($)	All Other Compensation ($)	Total ($)
Robert D. Barry	$35,000	$67,000	$102,000
Michele A. Chow-Tai	35,000	76,000	111,000
Clark R. Crosnoe	35,000	131,000	166,000
Paul A. Froning	35,000	131,000	166,000
Lawrence X. Taylor	35,000	131,000	166,000

Our independent directors receive an annual cash fee of $35,000, payable monthly. Each independent director may be reimbursed for pre-approved reasonable business-related expenses incurred in good faith in connection with his or her duties to our company. The amounts shown above also include earned fees payable and approved by the Compensation Committee effective November 1, 2025 in lieu of restricted share awards that were not previously granted, representing accumulated equity compensation earned from each director’s agreement date through October 2025 at $35,000 per year.

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

Shares Available: As of December 31, 2025, the maximum number of common shares that may be delivered to participants under the Plan is 5,000,000, subject to adjustment for certain corporate changes affecting the shares, such as share splits. In addition, the number of shares available for issuance under the Plan will also automatically increase on January 1 of each calendar year during the term of the Plan by an amount equal to five percent (5%) of the total number of common shares issued and outstanding on December 31 of the immediately preceding calendar year. Shares subject to an award under the Plan for which the award is canceled, forfeited or expires again become available for grants under the Plan. Shares subject to an award that is settled in cash will not again be made available for grants under the Plan. Notwithstanding the foregoing, the maximum aggregate number of shares that may be issued as incentive share options is equal to the maximum number of shares available for issuance under the Plan without taking into account any automatic increases in the share reserve. On January 1, 2026, the number of shares increased to 8,095,933.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common shares as of March 26, 2026 for (i) each of our named executive officers and directors; (ii) all of our named executive officers and directors as a group; and (iii) each other shareholder known by us to be the beneficial owner of more than 5% of our outstanding common shares. Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o our company, 260 Madison Avenue, 8th Floor, New York, NY 10016.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Ellery W. Roberts, Chairman and CEO	Common Shares	1,203,110	1.84%
Vernice L. Howard, Chief Financial Officer	Common Shares	1	*
Eric Vandam, Chief Operating Officer	Common Shares	–	–
Glyn C. Milburn, VP of Operations	Common Shares	–	–
Robert D. Barry, Director	Common Shares	1	*
Michele A. Chow-Tai, Director	Common Shares	–	–
Clark R. Crosnoe, Director	Common Shares	–	–
Paul A. Froning, Director	Common Shares	17	*
Lawrence X. Taylor, Director	Common Shares	–	–
All executive officers and directors (9 persons above)	Common Shares	1,203,129	1.84%

*	Less than 1%

(1)	Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares that such person or any member of such group has the right to acquire within sixty (60) days. For purposes of computing the percentage of outstanding common shares held by each person or group of persons named above, any shares that such person or persons has the right to acquire within sixty (60) days of March 26, 2026 are deemed to be outstanding for such person, but not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership by any person.

(2)	Based on 65,293,659 common shares issued and outstanding as of March 26, 2026.

Changes in Control

We do not currently have any arrangements which if consummated may result in a change of control of our company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information about the securities authorized for issuance under our incentive plans as of December 31, 2025.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	–	–	5,000,000
Equity compensation plans not approved by security holders	–	–	–
Total	–	–	5,000,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of our 2024 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11 “Executive Compensation” above). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

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

Transactions with Officers of Subsidiary

Kyle’s has entered into a lease with Stephen Mallatt, Jr. and Rita Mallatt, who are officers of Kyle’s. Item 2 “Properties” for a description this lease agreement.

A portion of the purchase price for the acquisition of Kyle’s on September 30, 2020 was paid by the issuance of a vesting promissory note by 1847 Cabinet to Stephen Mallatt, Jr. and Rita Mallatt in the principal amount of $1,260,000. Payment of the principal and accrued interest on the note was subject to vesting. On July 26, 2022, we and 1847 Cabinet entered into a conversion agreement with Stephen Mallatt, Jr. and Rita Mallatt, pursuant to which they agreed to convert $797,221 of the vesting note into 10 common shares at a conversion price of $81,900 per share, the vesting note was cancelled and we agreed to pay the remaining balance of $558,734 by October 1, 2022. The conversion agreement was subsequently amended on multiple occasions. Pursuant to the latest amendment, the parties agreed to extend the due date of the remaining balance to July 30, 2023. As additional consideration for entering into the amendment, 1847 Cabinet agreed to pay an amendment fee of $76,784 on the due date. On June 27, 2025, the conversion agreement and that certain consulting agreement, dated March 16, 2024, between our company and Stephen Mallatt, Jr. and Rita Mallatt, were cancelled and 1847 Cabinet issued an 8% promissory note in the principal amount of $1,567,621 to Stephen Mallatt, Jr. and Rita Mallatt. The note bears interest at a rate of 8% per annum and is due and payable on November 15, 2027. The note requires monthly payments commencing on July 15, 2025; provided that all amounts owed under the note must be repaid in full upon a sale of CMD. The note is unsecured and contains customary events of default.

Director Independence

Our board of directors has determined that all of our directors, other than Mr. Roberts, qualify as “independent” directors in accordance with the rules and regulations of NYSE American.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to us for professional services rendered for the fiscal years ended December 31, 2025 and 2024.

	Years Ended December 31,
	2025	2024
Audit Fees	$312,980	$364,882
Audit-Related Fees	–	308,003
Tax Fees	–	–
All Other Fees	–	–
TOTAL	$312,980	$672,885

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

(3)	Index to Exhibits:

See exhibits listed under Part (b) below.

(b) Exhibits:

Exhibit No.	Description
3.1	Certificate of Formation of 1847 Holdings LLC (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed on February 7, 2014)
3.2	Second Amended and Restated Operating Agreement of 1847 Holdings LLC, dated January 19, 2018 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 22, 2018)
3.3	Amendment No. 1 to Second Amended and Restated Operating Agreement (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 11, 2021)
3.4	Amendment No. 2 to Second Amended and Restated Operating Agreement of 1847 Holdings LLC, dated October 16, 2023 (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed on October 16, 2023)
3.5	Amendment No. 3 to Second Amended and Restated Operating Agreement of 1847 Holdings LLC, dated December 19, 2023 (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-1 filed on January 24, 2024)

3.6	Amendment No. 4 to Second Amended and Restated Operating Agreement of 1847 Holdings LLC, dated March 11, 2025 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on March 17, 2025)
4.1*	Description of Securities of 1847 Holdings LLC
4.2	Amended and Restated Share Designation of Series A Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on April 1, 2021)
4.3	Amendment No. 1 to Amended and Restated Share Designation of Series A Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on October 5, 2021)
4.4	Share Designation of Series C Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 23, 2024)
4.5	Share Designation of Series D Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q filed on August 19, 2024)
4.6	Share Designation of Series F Convertible Preferred Shares (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 31, 2025)
4.7	Form of Pre-Funded Warrant to Purchase Common Shares, dated December 16, 2024 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on December 18, 2024)
4.8	Form of Series A Warrant to Purchase Common Shares, dated December 16, 2024 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on December 18, 2024)
4.9	Form of Series B Warrant to Purchase Common Shares, dated December 16, 2024 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on December 18, 2024)
4.10	Form of Series B Warrant to Purchase Common Shares, dated October 30, 2024 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on October 31, 2024)
4.11	Form of Common Share Purchase Warrant issued by 1847 Holdings LLC on May 8, 2024 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on May 14, 2024)
4.12	Common Share Purchase Warrant issued by 1847 Holdings LLC to Spartan Capital Securities, LLC on May 8, 2024 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on May 14, 2024)
4.13	Warrant Agency Agreement, dated August 11, 2023, between 1847 Holdings LLC and VStock Transfer, LLC and Form of Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 14, 2023)
4.14	Common Share Purchase Warrant issued by 1847 Holdings LLC to Spartan Capital Securities, LLC on August 11, 2023 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on August 14, 2023)
4.15	Common Share Purchase Warrant issued by 1847 Holdings LLC to J.H. Darbie & Co., Inc. on February 22, 2023 (incorporated by reference to Exhibit 4.6 to Amendment No. 1 to Registration Statement on Form S-3 filed on April 28, 2023)
4.16	Common Share Purchase Warrant issued by 1847 Holdings LLC to J.H. Darbie & Co., Inc. on February 9, 2023 (incorporated by reference to Exhibit 4.10 to Amendment No. 1 to Registration Statement on Form S-3 filed on April 28, 2023)
4.17	Common Share Purchase Warrant issued by 1847 Holdings LLC to J.H. Darbie & Co., Inc. on February 3, 2023 (incorporated by reference to Exhibit 4.13 to Amendment No. 1 to Registration Statement on Form S-3 filed on April 28, 2023)
4.18	Common Share Purchase Warrant issued to Craft Capital Management LLC on August 5, 2022 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 8, 2022)
4.19	Common Share Purchase Warrant issued to R.F. Lafferty & Co. Inc. on August 5, 2022 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on August 8, 2022)
4.20	Warrant for Common Shares issued by 1847 Holdings LLC to J.H. Darbie & Co., Inc. on July 8, 2022 (incorporated by reference to Exhibit 4.18 to the Registration Statement on Form S-3 filed on February 1, 2023)
4.21	Warrant for Common Shares issued by 1847 Holdings LLC to Leonite Capital LLC on October 8, 2021 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on October 13, 2021)

10.1	Management Services Agreement, dated April 15, 2013, between 1847 Holdings LLC and 1847 Partners LLC (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1/A filed on March 14, 2014)
10.2	Amendment No. 1 to Management Services Agreement, dated September 15, 2013, between 1847 Holdings LLC and 1847 Partners LLC (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 filed on February 7, 2014)
10.3	Management Services Agreement, dated March 30, 2021, between 1847 Wolo Inc. and 1847 Partners LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on April 5, 2021)
10.4	Amendment No. 1 to Management Services Agreement, dated March 30, 2023, between 1847 Wolo Inc. and 1847 Partners LLC (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on April 5, 2023)
10.5	Amended and Restated Management Services Agreement, dated October 8, 2021, between 1847 Cabinet Inc. and 1847 Partners LLC (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on October 13, 2021)
10.6	Management Services Agreement, dated December 16, 2024, 1847 Partners LLC and 1847 CMD Inc. (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed on December 18, 2024)
10.7	Form of Cancellation and Exchange Agreement, dated March 25, 2025 (Series A Warrants) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 31, 2025)
10.8	Form of Cancellation and Exchange Agreement, dated March 25, 2025 (Common Shares) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 31, 2025)
10.9	8% Promissory Note issued by 1847 Cabinet Inc. to Stephen Mallatt, Jr. and Rita Mallatt on June 27, 2025 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 14, 2025)
10.10	Promissory Note issued by 1847 Cabinets Inc., High Mountain Door & Trim Inc., Sierra Homes, LLC d/b/a Innovative Cabinets & Design and Kyle’s Custom Wood Shop, Inc. to Breadcrumbs Capital LLC on June 28, 2024 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 19, 2024)
10.11	Security Agreement, dated June 28, 2024, among 1847 Cabinets Inc., High Mountain Door & Trim Inc., Sierra Homes, LLC d/b/a Innovative Cabinets & Design, Kyle’s Custom Wood Shop, Inc. and Breadcrumbs Capital LLC (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on August 19, 2024)
10.12	Assignment and Assumption of Accounts Receivable Agreement, dated June 28, 2024, among 1847 Cabinets Inc., High Mountain Door & Trim Inc., Sierra Homes, LLC d/b/a Innovative Cabinets & Design, Kyle’s Custom Wood Shop, Inc. and Breadcrumbs Capital LLC (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on August 19, 2024)
10.13	Memorandum of Understanding, dated June 28, 2024, between 1847 Holdings LLC and Breadcrumbs Capital LLC (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on August 19, 2024)
10.14	Third Amended and Restated 20% OID Subordinated Promissory Note issued by 1847 Holdings LLC to Target Capital 15 LLC on June 24, 2024 (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 filed on September 18, 2024)
10.15*	Note Extension Agreement, dated November 10, 2025, between 1847 Holdings LLC and Target Capital 15 LLC
10.16	Promissory Note issued by 1847 Holdings LLC to Leonite Capital LLC on May 9, 2024 (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on August 19, 2024)
10.17	Memorandum of Understanding, dated May 9, 2024, between 1847 Holdings LLC and Leonite Capital LLC (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed on August 19, 2024)
10.18	Note Purchase Agreement, dated October 8, 2021, among 1847 Holdings LLC, 1847 Asien Inc., 1847 Wolo Inc., 1847 Cabinet Inc., Asien’s Appliance, Inc., Wolo Mfg. Corp., Wolo Industrial Horn & Signal, Inc., Kyle’s Custom Wood Shop, Inc., High Mountain Door & Trim Inc., Sierra Homes, LLC, SILAC Insurance Company and Leonite Capital, LLC (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed on October 13, 2021)

10.19	Amendment to Note Purchase Agreement, dated January 22, 2024, among 1847 Holdings LLC, 1847 Asien Inc., 1847 Wolo Inc., 1847 Cabinet Inc., Asien’s Appliance, Inc., Wolo Mfg. Corp., Wolo Industrial Horn & Signal, Inc., Kyle’s Custom Wood Shop, Inc., High Mountain Door & Trim Inc., Sierra Homes, LLC, SILAC Insurance Company and Leonite Capital, LLC (incorporated by reference to Exhibit 10.29 to the Registration Statement on Form S-1 filed on February 14, 2025)
10.20	Second Amendment to Note Purchase Agreement, dated February 28, 2024, among 1847 Holdings LLC, 1847 Asien Inc., 1847 Wolo Inc., 1847 Cabinet Inc., Asien’s Appliance, Inc., Wolo Mfg. Corp., Wolo Industrial Horn & Signal, Inc., Kyle’s Custom Wood Shop, Inc., High Mountain Door & Trim Inc., Sierra Homes, LLC, SILAC Insurance Company and Leonite Capital, LLC (incorporated by reference to Exhibit 10.30 to the Registration Statement on Form S-1 filed on February 14, 2025)
10.21	Third Amendment to Note Purchase Agreement and Other Transaction Documents, dated September 30, 2024, among 1847 Holdings LLC, 1847 Wolo Inc., 1847 Cabinet Inc., Kyle’s Custom Wood Shop, Inc., High Mountain Door & Trim Inc., Sierra Homes LLC, Wolo Industrial Horn & Signal, Inc., Wolo Mfg. Corp., Leonite Capital LLC, Altimir Partners LP and Beaman Special Opportunities Partners, LP (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on November 19, 2024)
10.22*	Fourth Amendment to Note Purchase Agreement and Other Transaction Documents, dated December 17, 2024, among 1847 Holdings LLC, 1847 Wolo Inc., 1847 Cabinet Inc., Kyle’s Custom Wood Shop, Inc., Sierra Homes LLC, Wolo Industrial Horn & Signal, Inc., Wolo Mfg. Corp., 1847 CMD Inc., CMD Inc., CMD Finish Carpentry LLC, Leonite Capital LLC, Altimir Partners LP and Beaman Special Opportunities Partners, LP
10.23	Secured Convertible Promissory Note issued by 1847 Holdings LLC to SILAC Insurance Company on October 8, 2021 (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed on October 13, 2021)
10.24	Secured Convertible Promissory Note issued by 1847 Holdings LLC to SILAC Insurance Company on October 8, 2021 (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K filed on October 13, 2021)
10.25	Secured Convertible Promissory Note issued by 1847 Holdings LLC to Leonite Capital LLC on October 8, 2021 (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed on October 13, 2021)
10.26	Guaranty Agreement, dated October 8, 2021, among 1847 Asien Inc., 1847 Wolo Inc., 1847 Cabinet Inc., Asien’s Appliance, Inc., Wolo Mfg. Corp., Wolo Industrial Horn & Signal, Inc., Kyle’s Custom Wood Shop, Inc., High Mountain Door & Trim Inc., Sierra Homes, LLC and Leonite Capital LLC (incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K filed on October 13, 2021)
10.27	Security Agreement, dated October 8, 2021, among 1847 Holdings LLC, 1847 Asien Inc., 1847 Wolo Inc., 1847 Cabinet Inc., Asien’s Appliance, Inc., Wolo Mfg. Corp., Wolo Industrial Horn & Signal, Inc., Kyle’s Custom Wood Shop, Inc., High Mountain Door & Trim Inc., Sierra Homes, LLC and Leonite Capital, LLC (incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K filed on October 13, 2021)
10.28	Intellectual Property Security Agreement, dated October 8, 2021, among Wolo Mfg. Corp., Wolo Industrial Horn & Signal, Inc. and Leonite Capital, LLC (incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K filed on October 13, 2021)
10.29	Industrial Lease, dated September 1, 2020, between Kyle’s Custom Wood Shop, Inc. and Stephen Mallatt, Jr. and Rita Mallatt (incorporated by reference to Exhibit 10.47 to the Annual Report on Form 10-K filed on April 15, 2021)
10.30	1st Amendment to Lease, dated September 1, 2025, between Stephen Mallatt, Jr. and Rita Mallatt and Kyle’s Custom Wood Shop, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 12, 2025)
10.31	Standard Lease Agreement, dated June 9, 2021, between Emerald Town, LLC and Kyle’s Custom Wood Shop, Inc. (incorporated by reference to Exhibit 10.22 to Amendment No. 1 to Registration Statement on Form S-1/A filed on January 31, 2022)
10.32	Lease, dated December 16, 2024, between Delancey LLC and 1847 CMD Inc. (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on December 18, 2024)
10.33	Lease, dated December 16, 2024, between CD Gowan LLC and 1847 CMD Inc. (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed on December 18, 2024)
10.34*	Standard Industrial/Commercial Multi-Tenant Lease, dated February 15, 2025, between G4 Business Management, LLC and CMD Inc.

10.35†	Employment Offer Letter, dated September 7, 2021, between Vernice L. Howard and 1847 Holdings LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on September 10, 2021)
10.36†	Letter Agreement Regarding the Assignment, Assumption and Amendment of Employment Agreement, dated March 23, 2022, among 1847 Holdings LLC, 1847 HQ Inc. and Vernice L. Howard (incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K filed on March 31, 2022)
10.37†	Employment Offer Letter, March 1, 2023, between Glyn C. Milburn and 1847 HQ Inc. (incorporated by reference to Exhibit 10.59 to the Registration Statement on Form S-1 filed on January 24, 2024)
10.38†	Employment Offer Letter, July 29, 2024, between Eric Vandam and 1847 HQ Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 22, 2024)
10.39	Form of Independent Director Agreement between 1847 Holdings LLC and each independent director (incorporated by reference to Exhibit 10.31 to Amendment No. 1 to Registration Statement on Form S-1/A filed on January 31, 2022)
10.40	Form of Indemnification Agreement between 1847 Holdings LLC and each independent director (incorporated by reference to Exhibit 10.32 to Amendment No. 1 to Registration Statement on Form S-1/A filed on January 31, 2022)
10.41†	1847 Holdings LLC 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.61 to the Registration Statement on Form S-1 filed on May 18, 2023)
10.42†	Amendment No. 1 to 1847 Holdings LLC 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.48 to the Registration Statement on Form S-1 filed on September 18, 2024)
10.43†	Amendment No. 2 to 1847 Holdings LLC 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.49 to the Registration Statement on Form S-1 filed on September 18, 2024)
10.44†	Amendment No. 3 to 1847 Holdings LLC 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on March 17, 2025)
10.45†	Form of Share Option Agreement (incorporated by reference to Exhibit 10.62 to the Registration Statement on Form S-1 filed on May 18, 2023)
10.46†	Form of Restricted Share Award Agreement (incorporated by reference to Exhibit 10.63 to the Registration Statement on Form S-1 filed on May 18, 2023)
10.47†	Form of Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.64 to the Registration Statement on Form S-1 filed on May 18, 2023)
14.1	Code of Business Ethics and Conduct (incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K filed on April 11, 2023)
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K filed on April 11, 2023)
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Registration Statement on Form S-1 filed on February 14, 2025)
23.1*	Consent of Sadler, Gibb & Associates, LLC
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K filed on April 25, 2024)
101*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K
104*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set

*	Filed herewith
**	Furnished herewith
†	Executive compensation plan or arrangement

ITEM 16. FORM 10-K SUMMARY.

None.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of 1847 Holdings LLC:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of 1847 Holdings LLC (“the Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2025 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Revenue Recognition Over Time

Critical Audit Matter Description

As described further in Note 3 to the financial statements, revenues in the construction operations for CMD are derived primarily from contracts with customers for finished carpentry and related services, including doors, frames, trim, hardware, millwork, cabinetry, and specialty construction accessories.

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

Estimating the total expected cost at completion requires significant judgment. The Company regularly reviews and updates cost estimates quarterly or more frequently if circumstances change. External factors such as weather conditions, supply chain disruptions, and customer delays may impact contract progress, potentially affecting the timing and amount of revenue recognition, cash flow, and overall contract profitability.

The principal consideration for our determination that revenue recognition over time on contracts is a critical audit matter was that auditing management’s estimate of progress toward project completion was complex and subjective. Considerable auditor judgment was required to evaluate management’s determination of the forecasted costs to complete its contracts, as future results may vary significantly from past estimates due to changes in facts and circumstances. In addition, auditing the Company’s measurement of variable consideration is complex, highly judgmental, and can have a material effect on the amount of revenue recognized.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to revenue recognized over time included the following, among others.

●	We obtained an understanding of the Company’s process related to the initial and ongoing monitoring of changes in the contract cost-to-cost estimates.

●	We agreed a sample of costs allocated to contracts to supporting documentation and recalculated revenues recognized based on the percentage of completion.

●	For a selection of contracts, we tested the Company’s cost-to-cost estimates by evaluating the appropriate application of the cost-to-cost method, testing the significant assumptions used to develop the estimated cost to complete, and testing the completeness and accuracy of the underlying data.

Valuation of Series F Convertible Preferred Shares

Critical Audit Matter Description

As described in Notes 18 and 19, the Company entered into cancellation and exchange agreements where Series F convertible preferred shares were issued to extinguish liability classified Series A warrants, resulting in the recognition of a loss on extinguishment of approximately $942,000. The Company utilized a value specialist who developed an option pricing model to determine the fair value of the preferred shares. The valuation of these preferred shares involved significant judgment and estimation, particularly in determining the appropriate valuation model and the inputs used in the model, such as volatility, risk-free interest rate, and hypothetical liquidation term.

We identified the valuation of the preferred shares as a critical audit matter due to the significant estimates and assumptions management made in determining the fair value of these warrants. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of such estimates and assumptions. In addition, the audit effort involved the use of professionals with specialized skills and knowledge.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the following:

●	We obtained the valuation report prepared by the valuation specialist engaged by management and assessed the qualifications of the specialist.

●	We evaluated and assessed the appropriateness of the valuation methodology utilized to develop the fair value measurements for the preferred shares.

●	We evaluated the reasonableness of the significant assumptions used in this fair value measurement including volatility, risk-free interest rate, and hypothetical liquidation term.

●	We examined the completeness and accuracy of the underlying data used in the valuation report, including the capitalization structure of the Company.

Additionally, the Firm utilized professionals with specialized skills and knowledge to assist in the performance of these procedures.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2017.

Draper, UT

March 31, 2026

1847 HOLDINGS LLC

CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024
ASSETS

Current Assets
Cash and cash equivalents	$1,987,301	$2,502,450
Restricted cash	–	1,358,968
Accounts receivable, net	8,125,000	5,833,370
Contract assets	4,178,899	1,892,532
Inventories, net	230,382	474,653
Prepaid expenses and other current assets	79,211	568,520
Total Current Assets	14,600,793	12,630,493

Property and equipment, net	870,576	1,116,006
Operating lease right-of-use assets	1,806,255	2,017,482
Long-term deposits	18,942	49,535
Intangible assets, net	11,557,214	12,524,346
Goodwill	5,309,876	5,309,876
TOTAL ASSETS	$34,163,656	$33,647,738

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$17,945,060	$6,159,950
Contract liabilities	803,045	1,199,587
Current portion of operating lease liabilities	432,333	598,534
Current portion of finance lease liabilities	192,505	182,043
Current portion of notes payable, net	6,476,121	7,785,911
Current portion of convertible notes payable, net	22,751,184	22,089,149
Current portion of related party note payable	641,972	578,290
Derivative liabilities	–	185,000
Warrant liabilities	8,424,500	85,779,788
Total Current Liabilities	57,666,720	124,558,252

Operating lease liabilities, net of current portion	1,445,726	1,473,795
Finance lease liabilities, net of current portion	230,693	423,198
Notes payable, net of current portion	–	8,530
Related party note payable, net of current portion	623,354	–
Deferred tax liabilities, net	3,585,000	3,650,000
TOTAL LIABILITIES	63,551,493	130,113,775

Shareholders’ Deficit
Series A senior convertible preferred shares, no par value, 4,450,460 shares designated; 50,592 shares issued and outstanding as of December 31, 2025 and 2024	39,877	39,877
Series C senior convertible preferred shares, no par value, 83,603 shares designated; 83,603 shares issued and outstanding as of December 31, 2025 and 2024	403,470	403,470
Series D senior convertible preferred shares, no par value, 7,292,036 shares designated; 6,293,022 shares issued and outstanding as of December 31, 2025 and 2024	600,100	600,100
Series F convertible preferred shares, no par value, 1,027 shares designated; 1,027 and 0 shares issued and outstanding as of December 31, 2025 and 2024, respectively	1,138,332	–
Allocation shares, 1,000 shares authorized; 1,000 shares issued and outstanding as of December 31, 2025 and 2024	1,000	1,000
Common shares, $0.001 par value, 2,000,000,000 shares authorized; 61,918,659 and 25,400,386 shares issued and outstanding as of December 31, 2025 and 2024, respectively	61,919	25,400
Additional paid-in capital	80,046,958	79,403,793
Accumulated deficit	(109,599,852)	(175,096,154)
TOTAL 1847 HOLDINGS SHAREHOLDERS’ DEFICIT	(27,308,196)	(94,622,514)
NONCONTROLLING INTERESTS	(2,079,641)	(1,843,523)
TOTAL SHAREHOLDERS’ DEFICIT	(29,387,837)	(96,466,037)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$34,163,656	$33,647,738

The accompanying notes are an integral part of these consolidated financial statements

1847 HOLDINGS LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2025	2024
Revenues	$48,272,312	$15,710,330

Operating Expenses
Cost of revenues	24,354,373	7,937,588
Personnel	8,174,368	6,538,872
Depreciation and amortization	1,425,349	655,658
General and administrative	5,859,823	5,000,843
Professional fees	4,363,982	6,896,438
Impairment of goodwill	–	679,175
Loss on abandonment of right-of-use asset	112,705	–
Total Operating Expenses	44,290,600	27,708,574

INCOME (LOSS) FROM OPERATIONS	3,981,712	(11,998,244)

Other Income (Expense)
Other expense	(79,278)	(1,263,983)
Gain on disposal of property and equipment	43,570	13,000
Interest expense	(7,036,424)	(4,262,224)
Amortization of debt discounts	(1,538,773)	(9,047,721)
Loss on extinguishment of debt	(3,126,338)	(4,709,793)
Loss on settlement of debt	(500,000)	–
Gain on change in fair value of derivative liabilities	185,000	1,401,373
Gain (loss) on change in fair value of warrant liabilities	76,904,488	(77,638,662)
Total Other Income (Expense)	64,852,245	(95,508,010)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	68,833,957	(107,506,254)
Income tax benefit (provision)	(2,353,000)	702,000
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	$66,480,957	$(106,804,254)

Net loss from discontinued operations	–	(3,290,019)
Gain (loss) on disposition of subsidiaries	(921,772)	9,566,864
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$(921,772)	$6,276,845

NET INCOME (LOSS)	$65,559,185	$(100,527,409)

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS FROM CONTINUING OPERATIONS	236,118	252,911
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS FROM DISCONTINUED OPERATIONS	–	276,332
NET INCOME (LOSS) ATTRIBUTABLE TO 1847 HOLDINGS	$65,795,303	$(99,998,166)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS ATTRIBUTABLE TO 1847 HOLDINGS	66,717,075	(106,551,343)
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS ATTRIBUTABLE TO 1847 HOLDINGS	(921,772)	6,553,177
NET INCOME (LOSS) ATTRIBUTABLE TO 1847 HOLDINGS	$65,795,303	$(99,998,166)

PREFERRED SHARE DIVIDENDS	(299,001)	(261,596)
DEEMED DIVIDENDS	–	(1,000)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$65,496,302	$(100,260,762)

BASIC EARNINGS (LOSS) PER COMMON SHARE FROM CONTINUING OPERATIONS	$1.80	$(40.15)
BASIC EARNINGS (LOSS) PER COMMON SHARE FROM DISCONTINUED OPERATIONS	(0.02)	2.46
BASIC EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS	$1.78	$(37.69)

DILUTED LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS	$(0.01)	$(40.15)
DILUTED EARNINGS (LOSS) PER COMMON SHARE FROM DISCONTINUED OPERATIONS	(0.00)	2.46
DILUTED LOSS PER COMMON SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(0.01)	$(37.69)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	36,902,227	2,660,302
DILUTED	967,906,046	2,660,302

The accompanying notes are an integral part of these consolidated financial statements

1847 HOLDINGS LLC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

	Series A Senior		Series B Senior		Series C Senior		Series D Senior		Series F									Total
	Convertible		Convertible		Convertible		Convertible		Convertible						Additional		Non-	Shareholders’
	Preferred Shares		Preferred Shares		Preferred Shares		Preferred Shares		Preferred Shares		Allocation	Common Shares		Distribution	Paid-In	Accumulated	Controlling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Shares	Amount	Receivable	Capital	Deficit	Interests	(Deficit)
Balance at December 31, 2023	226,667	$190,377	91,567	$240,499	–	$–	–	$–	–	$–	$1,000	142,278	$142	$(2,000,000)	$57,676,965	$(74,835,392)	$(1,314,280)	$(20,040,689)
Issuance of series A preferred shares upon settlement of accrued series A preferred shares dividends	5,137	1,700	–	–	–	–	–	–	–	–	–	–	–	–	–	–	–	1,700
Issuance of series C preferred shares upon settlement of notes payable	–	–	–	–	83,603	403,470	–	–	–	–	–	–	–	–	–	–	–	403,470
Issuance of series D preferred shares in connection with a private debt offering	–	–	–	–	–	–	6,293,022	600,100	–	–	–	–	–	–	–	–	–	600,100
Issuance of common shares upon settlement of accrued series A preferred shares dividends	–	–	–	–	–	–	–	–	–	–	–	625	1	–	130,967	–	–	130,968
Issuance of common shares upon settlement of accrued series B preferred shares dividends	–	–	–	–	–	–	–	–	–	–	–	51	–	–	13,299	–	–	13,299
Issuance of warrants in connection with a private debt offering	–	–	–	–	–	–	–	–	–	–	–	–	–	–	7,573	–	–	7,573
Issuance of common shares and warrants in connection with a public offering	–	–	–	–	–	–	–	–	–	–	–	596,665	597	–	14,210,389	–	–	14,210,986
Issuance of common shares and warrants in connection with a private debt offering	–	–	–	–	–	–	–	–	–	–	–	3,437,210	3,437	–	10,242,403	–	–	10,245,840
Fair value of warrant liabilities recognized upon issuance of warrants	–	–	–	–	–	–	–	–	–	–	–	–	–	–	(24,456,826)	–	–	(24,456,826)
Extinguishment of warrant liabilities upon exercise of warrants	–	–	–	–	–	–	–	–	–	–	–	–	–	–	16,526,400	–	–	16,526,400
Issuance of common shares upon cashless exercise of warrants	–	–	–	–	–	–	–	–	–	–	–	16,495,374	16,495	–	(16,495)	–	–	–
Issuance of common shares upon conversion of convertible notes payable	–	–	–	–	–	–	–	–	–	–	–	4,712,822	4,713	–	4,136,714	–	–	4,141,427
Issuance of common shares upon partial extinguishment of notes payable	–	–	–	–	–	–	–	–	–	–	–	11,401	11	–	538,709	–	–	538,720
Issuance of common shares upon conversion of series A preferred shares	(181,212)	(152,200)	–	–	–	–	–	–	–	–	–	2,437	2	–	152,198	–	–	–
Issuance of common shares upon conversion of series B preferred shares	–	–	(91,567)	(240,499)	–	–	–	–	–	–	–	1,523	2	–	240,497	–	–	–
Settlement of 1847 Manager accrued expenses and transaction fees	–	–	–	–	–	–	–	–	–	–	–	–	–	2,000,000	–	–	–	2,000,000
Dividends – series A convertible preferred shares	–	–	–	–	–	–	–	–	–	–	–	–	–	–	–	(144,435)	–	(144,435)
Dividends – series B convertible preferred shares	–	–	–	–	–	–	–	–	–	–	–	–	–	–	–	(2,509)	–	(2,509)
Dividends – series C convertible preferred shares	–	–	–	–	–	–	–	–	–	–	–	–	–	–	–	(18,003)	–	(18,003)
Dividends – series D convertible preferred shares	–	–	–	–	–	–	–	–	–	–	–	–	–	–	–	(96,649)	–	(96,649)
Deemed dividend from down round provision in warrants	–	–	–	–	–	–	–	–	–	–	–	–	–	–	1,000	(1,000)	–	–
Net loss	–	–	–	–	–	–	–	–	–	–	–	–	–	–	-	(99,998,166)	(529,243)	(100,527,409)
Balance at December 31, 2024	50,592	$39,877	–	$–	83,603	$403,470	6,293,022	$600,100	–	$–	$1,000	25,400,386	$25,400	$–	$79,403,793	$(175,096,154)	$(1,843,523)	$(96,466,037)
Issuance of common shares upon conversion of convertible notes payable	–	–	–	–	–	–	–	–	–	–	–	8,221,126	8,222	–	316,368	–	–	324,590
Issuance of common shares upon cashless exercise of warrants	–	–	–	–	–	–	–	–	–	–	–	26,877,162	26,877	–	(26,877)	–	–	–
Extinguishment of warrant liabilities upon exercise of warrants	–	–	–	–	–	–	–	–	–	–	–	–	–	–	254,700	–	–	254,700
Issuance of common shares for services	–	–	–	–	–	–	–	–	–	–	–	1,420,000	1,420	–	98,974	–	–	100,394
Issuance of series F preferred shares upon settlement of series A warrants	–	–	–	–	–	–	–	–	1,027	1,138,332	–	–	–	–	–	–	–	1,138,332
Cancellation of common shares	–	–	–	–	–	–	–	–	–	–	–	(15)	–	–	–	–	–	–
Dividends – series A convertible preferred shares	–	–	–	–	–	–	–	–	–	–	–	–	–	–	–	(35,505)	–	(35,505)
Dividends – series C convertible preferred shares	–	–	–	–	–	–	–	–	–	–	–	–	–	–	–	(50,162)	–	(50,162)
Dividends – series D convertible preferred shares	–	–	–	–	–	–	–	–	–	–	–	–	–	–	–	(213,334)	–	(213,334)
Net income (loss)	–	–	–	–	–	–	–	–	–	–	–	–	–	–	–	65,795,303	(236,118)	65,559,185
Balance at December 31, 2025	50,592	$39,877	–	$–	83,603	$403,470	6,293,022	$600,100	1,027	$1,138,332	$1,000	61,918,659	$61,919	$–	$80,046,958	$(109,599,852)	$(2,079,641)	$(29,387,837)

The accompanying notes are an integral part of these consolidated financial statements

1847 HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) from continuing operations	$65,559,185	$(100,527,409)
Net loss from discontinued operations	–	3,290,019
(Gain) loss on disposition of subsidiaries	921,772	(9,566,864)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on disposal of property and equipment	(43,570)	(13,000)
Impairment of goodwill	–	679,175
Loss on abandonment of right-of-use asset	112,705	–
Common shares issued for services	100,394	–
Loss on extinguishment of debt	3,126,338	4,709,793
Gain on change in fair value of derivative liabilities	(185,000)	(1,401,373)
(Gain) loss on change in fair value of warrant liabilities	(76,904,488)	77,638,662
Deferred taxes	(65,000)	(73,000)
Depreciation and amortization	1,425,349	655,658
Amortization of debt discounts	1,538,773	9,047,721
Amortization of right-of-use assets	539,614	437,551
Changes in operating assets and liabilities:
Accounts receivable	(2,291,630)	416,958
Contract assets	(2,286,367)	51,173
Inventories	244,271	920,373
Prepaid expenses and other current assets	489,309	202,844
Other assets	30,593	–
Accounts payable and accrued expenses	12,078,710	1,520,117
Contract liabilities	(396,542)	(2,190,030)
Operating lease liabilities	(635,362)	(434,004)
Net cash provided by (used in) operating activities from continuing operations	3,359,054	(14,635,636)
Net cash provided by operating activities from discontinued operations	–	2,021,604
Net cash provided by (used in) operating activities	3,359,054	(12,614,032)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in the acquisition of CMD, net of cash acquired	–	(16,280,816)
Proceeds from the sale of High Mountain	–	15,801,868
Proceeds held in escrow from the sale of High Mountain	–	1,358,968
Reduction of High Mountain escrow proceeds	(921,772)	–
Purchases of property and equipment	(240,517)	(1,218)
Proceeds from the disposal of property and equipment	71,300	13,000
Net cash provided by (used in) investing activities from continuing operations	(1,090,989)	891,802
Net cash from investing activities from discontinued operations	–	–
Net cash provided by (used in) investing activities	(1,090,989)	891,802

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from notes payable	465,650	4,954,300
Net proceeds from issuance of common shares and warrants in connection with public offerings	–	24,456,826
Repayments of notes payable and finance lease liabilities	(4,305,537)	(10,708,138)
Repayments of related party note payable	(302,295)	–
Repayments of convertible notes payable	–	(1,771,181)
Net cash provided by (used in) financing activities from continuing operations	(4,142,182)	16,931,807
Net cash used in financing activities from discontinued operations	–	(1,701,500)
Net cash provided by (used in) financing activities	(4,142,182)	15,230,307

NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH FROM CONTINUING OPERATIONS	(1,874,117)	3,187,973

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Beginning of the period	3,861,418	673,445
End of the period	$1,987,301	$3,861,418

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$1,987,301	$2,502,450
Restricted cash	–	1,358,968
Total cash, cash equivalents, and restricted cash	$1,987,301	$3,861,418

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$88,808	$4,591,177
Cash paid for income taxes	$134,941	$40,000

NON-CASH INVESTING AND FINANCING ACTIVITIES
Deemed dividend from down round provision in warrants	$–	$1,000
Accrued dividends on series A preferred shares	$35,505	$144,435
Accrued dividends on series B preferred shares	$–	$2,509
Accrued dividends on series C preferred shares	$50,162	$18,003
Accrued dividends on series D preferred shares	$213,334	$96,649
Issuance of common shares upon settlement of accrued series A dividends	$–	$130,968
Issuance of common shares upon settlement of accrued series B dividends	$–	$13,299
Issuance of common shares upon conversion of series A preferred shares	$–	$152,200
Issuance of common shares upon conversion of series B preferred shares	$–	$240,499
Issuance of common shares upon cashless exercise of warrants	$26,877	$16,495
Debt discount on notes payable	$380,000	$1,836,434
Fair value of notes payable issued for services	$–	$492,000
Fair value of warrant liabilities recognized upon issuance warrants	$–	$24,667,526
Fair value of derivative liabilities recognized upon issuance of promissory notes	$–	$1,699,727
Extinguishment of warrant liability upon exercise of warrants	$254,700	$16,526,400
Issuance of common shares upon conversion of convertible notes payable and accrued interest	$324,590	$4,141,427
Issuance of warrants in connection with a private debt offering	$–	$7,573
Issuance of series D preferred shares in connection with a private debt offering	$–	$600,100
Reclassification of accrued interest to notes payable	$–	$17,954
Settlement of 1847 Manager accrued expenses and transaction fees to distribution receivable	$–	$2,000,000
Financed purchases of property and equipment	$–	$123,691
Net assets acquired in the acquisition of CMD	$–	$5,309,876
Net assets from dispositions of subsidiaries	$–	$7,593,972
Operating lease right-of-use asset and liability measurement	$441,092	$–

The accompanying notes are an integral part of these consolidated financial statements

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

NOTE 1—ORGANIZATION AND NATURE OF BUSINESS

1847 Holdings LLC (the “Company”) was formed under the laws of the State of Delaware on January 22, 2013. The Company is an acquisition holding company, focused on acquiring and managing a group of small and middle-market businesses in a variety of different industries headquartered in North America. As of December 31, 2025, the Company operates through four reportable segments within two primary industries. The subsidiaries’ business operations are managed by 1847 Partners LLC, a Delaware limited liability company (the “Manager”), pursuant to a management services agreement between the Company and the Manager. See Note 16—Related Parties for additional information.

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

On October 8, 2021, 1847 Cabinet acquired High Mountain Door & Trim Inc., a Nevada corporation (“High Mountain”), and Sierra Homes, LLC d/b/a Innovative Cabinets & Design, a Nevada limited liability company (“ICD”). Headquartered in Reno, Nevada and founded in 2014, High Mountain specialized in all aspects of finish carpentry products and services. Headquartered in Reno, Nevada and founded in 2008, ICD specializes in custom cabinetry and countertops. On April 1, 2022, 1847 Cabinet transferred all of its shares of High Mountain to ICD, as a result of which ICD owned 92.5% of High Mountain, with the remaining 7.5% held by a third-party. See “Discontinued Operations” below for information regarding the sale of High Mountain.

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

On December 16, 2024, the Company’s subsidiary, 1847 CMD Inc., a Delaware corporation (“1847 CMD”), acquired CMD Inc., a Nevada corporation, and its subsidiary CMD Finish Carpentry LLC, a Nevada limited liability company (collectively referred to as “CMD”). Headquartered in Las Vegas, Nevada and founded in 2012, CMD specializes in finish carpentry and related products and services, including doors, frames, trim, hardware, millwork, cabinetry, and specialty construction accessories for general contractors, commercial developers, residential builders and homeowners, and government entities. The Company owns 100% of 1847 CMD and 1847 CMD owns 100% of CMD. See Note 5—Business Combinations for additional information.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

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

The results of operations of Asien’s, ICU Eyewear, and High Mountain are reported as discontinued operations for the year ended December 31, 2024. Unless otherwise noted, amounts and disclosures throughout these notes to consolidated financial statements relate solely to continuing operations and exclude all discontinued operations. See Note 4—Discontinued Operations for additional information.

During the first quarter of 2025, the Company classified the assets and liabilities of its Wolo subsidiary as held for sale. In the fourth quarter of 2025, the Company determined that Wolo no longer met the criteria for held for sale classification due to a change in management’s intent, as the Company decided to retain and rebuild Wolo’s operations. Accordingly, the assets and liabilities of Wolo were reclassified from held for sale. The results of Wolo’s operations are included within continuing operations for all periods presented in these consolidated financial statements.

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

As of December 31, 2025, the Company had cash and cash equivalents of $1,987,301, an accumulated deficit of $109,599,852, and a working capital deficit of $43,065,927. For the year then ended, the Company generated operating income of $3,981,712 and net cash provided by operating activities of $3,359,054.

Notwithstanding current-year operating income and positive operating cash flows, the Company does not expect to have sufficient cash and other liquid resources to meet its obligations as they become due over the next twelve months, primarily due to the magnitude of its current liabilities and significant near-term debt maturities. These conditions, considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Management plans to address these conditions by securing additional capital through debt and equity financing, including potential public and private offerings of the Company’s securities, evaluating opportunities to refinance or extend the maturity of existing debt obligations, implementing reductions in discretionary operating expenditures to the extent practicable, and exploring strategic alternatives with respect to its operating subsidiaries to reduce debt obligations. Management has evaluated whether it is probable that these plans would be effectively implemented and, if so, whether they would mitigate the relevant conditions or events that raise substantial doubt within the next twelve months. Because these plans are subject to market conditions and reliance on third parties, and because there is no assurance that the Company will be able to raise capital on acceptable terms or at all, management has concluded that substantial doubt about the Company’s ability to continue as a going concern has not been alleviated as of the date these consolidated financial statements are issued.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and their carrying amounts, or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease or curtail its operations.

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements of the Company are prepared in accordance with GAAP as codified in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The accompanying consolidated financial statements include the results of operations of CMD subsequent to the acquisition date of December 16, 2024. See Note 5—Business Combinations for additional information.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned or controlled subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Noncontrolling interests represent the portion of equity in consolidated subsidiaries not attributable to, or controllable by, the Company and are presented as a separate component of shareholders’ deficit in the consolidated balance sheets. Net income or loss attributable to noncontrolling interests is presented separately in the consolidated statements of operations.

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

All share and per share data throughout these consolidated financial statements have been retroactively adjusted to reflect the reverse share splits. As a result of the reverse common share splits, an amount equal to the decreased par value of common shares was reclassified from common shares to additional paid-in capital. The total number of authorized common shares did not change as a result of either reverse split.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates include, but are not limited to, revenue recognition, allowance for estimated credit losses, reserves for excess and obsolete inventory, impairment evaluations of long-lived assets and goodwill, fair value measurements of warrant liabilities, fair value of assets acquired and liabilities assumed in business combinations, and assessments of contingent liabilities.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less. The Company maintains deposits in several financial institutions, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses on deposits in excess of FDIC limits. As of December 31, 2025 and 2024, the Company had $1,473,110 and $1,474,367, respectively, in excess of FDIC limits.

Segment Reporting

The Company reports segment information in accordance with ASC 280, “Segment Reporting.” Operating segments are defined as components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company’s CODM is its Chief Executive Officer (“CEO”).

The Company’s operating segments are its individual operating subsidiaries, which reflects the manner in which the CODM evaluates financial performance, allocates resources, and makes operating decisions. Given the Company’s business model of acquiring, managing, and monetizing a portfolio of small and middle-market operating businesses, the CODM reviews the financial results of each subsidiary independently. The Company’s reportable segments are Kyle’s, Wolo, ICD and CMD. Corporate services represent holding company activities, including corporate overhead, intercompany eliminations, and other activities not allocated to the reportable segments.

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

Construction — Kyle’s, ICD, and CMD

Revenue in the construction operations of Kyle’s, ICD, and CMD is derived primarily from contracts with customers for finish carpentry and related services, including doors, frames, trim, hardware, millwork, cabinetry, and specialty construction accessories. The Company accounts for a contract when it has approval and commitment from both parties, the rights and payment terms are identified, the contract has commercial substance, and collectability of consideration is probable.

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

Estimating the total expected cost at completion requires significant judgment. The Company regularly reviews and updates cost estimates quarterly or more frequently if circumstances change. External factors such as weather conditions, supply chain disruptions, and customer delays may impact contract progress, potentially affecting the timing and amount of revenue recognition, cash flow, and overall contract profitability.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

For certain customers, the Company applies the right-to-invoice practical expedient and recognizes revenue in the amount it is entitled to invoice when that amount corresponds directly with the value of the performance to date. An immaterial portion of sales, primarily retail sales, is accounted for on a point-in-time basis when the sale occurs. Sales taxes, when incurred, are recorded as a liability and excluded from revenue on a net basis.

Contracts can be subject to modification to account for changes in contract specifications and requirements. A contract modification exists when a change in scope or price creates new, or modifies existing, enforceable rights and obligations. Contract modifications relate to goods or services that are not distinct from the existing contract due to the significant integration of services provided, and are therefore accounted for as part of the existing contract. The effect of a contract modification on the transaction price and the Company’s measure of progress for the performance obligation to which it relates is recognized as an adjustment to revenue on a cumulative catch-up basis.

The Company provides assurance-type warranties on certain installed products and services, which do not represent a separate performance obligation. Due to the nature of the Company’s projects, including contract owner inspections during construction and prior to acceptance, warranty-related costs have historically been immaterial.

Cost of revenues for the construction operations consists of direct materials, labor, subcontractor costs, and other costs directly attributable to contract performance.

Automotive Supplies

Revenue in the automotive supplies operations of Wolo is derived primarily from the sale of horn and safety warning lights for cars, trucks, industrial equipment, and emergency vehicles. The Company sells its automotive and supplies products to big-box national retail chains, through specialty and industrial distributors, as well as online and mail order retailers and original equipment manufacturers.

Revenue from the sale of automotive and supplies products is recognized at a point in time when control of the promised goods or services is transferred to the customer, generally at the time of shipment or delivery, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The consideration promised includes fixed and variable amounts. The fixed amount of consideration is the standalone selling price of the goods sold. Variable consideration, including cash discounts, rebates, warranties, and estimated returns are deducted from gross sales in determining net sales at the time revenues are recorded. The Company includes in the transaction price an amount of variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Any sales taxes collected from customers are remitted to governmental authorities and excluded from revenues.

The Company collects payments for internet and phone orders from the customer at the time the order is shipped. Customers placing orders with a purchase order through the EDI (Electronic Data Interchange) are allowed to purchase on credit and make payment after receipt of product on the agreed-upon terms.

Cost of revenues for the automotive supplies operations consists of product costs, inbound freight and import duties, inventory write-downs, and other costs incurred in bringing products to their saleable condition.

Contract Assets and Liabilities

Contract assets represent revenue recognized in excess of amounts billed to customers in the construction operations, and include retainage receivables and job-specific material purchases procured exclusively to fulfill specific customer contracts. Retainage consists of amounts withheld by the customer that are not invoiced until specific contractual milestones are met, typically upon contract completion. Job-specific materials, such as cabinetry, doors, and trim, are custom-selected for individual contracts, are not available for resale to other customers, and are installed or delivered as part of satisfying the underlying performance obligation. These costs are capitalized as contract fulfillment costs in accordance with ASC 340-40 “Other Assets and Deferred Costs—Contracts with Customers,” rather than classified as inventory, as they do not represent assets held for sale in the ordinary course of business.

Contract liabilities represent either advance payments received from customers prior to the satisfaction of performance obligations or amounts billed to customers in excess of revenue recognized.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable consist of trade receivables arising from credit sales to customers in the normal course of business, including retainage receivables in the construction operations. Retainage receivables represent amounts withheld by customers pending satisfactory completion of each installation project.

Accounts receivable are recorded at the invoiced amount, net of an allowance for current expected credit losses. In accordance with ASC 326, “Financial Instruments—Credit Losses,” the Company estimates expected credit losses on accounts receivable using the aging schedule method, incorporating historical loss experience, the creditworthiness of customers, prevailing economic conditions, and reasonable and supportable forward-looking information. Accounts receivable balances are written off when they are determined to be uncollectible. As of December 31, 2025 and 2024, the allowance for current expected credit losses for accounts receivable amounted to $109,600 and $111,027, respectively.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash balances at financial institutions which, at times, may exceed FDIC limits. The Company has not experienced any significant losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company performs ongoing credit evaluations of its customers and does not require collateral. As of December 31, 2025, CMD accounted for approximately 91.4% and 83.8% of consolidated accounts receivable and revenues, respectively. The concentration of CMD’s customer base within a single geographic market and industry exposes the Company to risk if economic conditions in that market deteriorate.

For the year ended December 31, 2025, one customer accounted for approximately 17.8% of consolidated revenues. As of December 31, 2025, two customers accounted for approximately 20.1% and 14.4% of consolidated accounts receivable, respectively.

Inventories

Inventories consist of finished goods, raw materials, and inventory in transit, and are stated at the lower of cost or net realizable value. Cost is determined using the weighted-average cost method and includes freight, non-refundable taxes, duty, and other handling costs incurred in bringing inventories to their present location and condition. Work in process inventories are immaterial to the consolidated financial statements.

The Company periodically reviews its inventories and records a provision for estimated losses related to excess, damaged, slow-moving, or obsolete inventories. The provision is measured as the difference between the carrying cost of the inventories and their net realizable value based upon assumptions about product quality, future demand, selling prices, and market conditions. As of December 31, 2025 and 2024, the reserve for obsolescence amounted to $279,200 and $492,574, respectively.

Property and Equipment

Property and equipment are stated at historical cost less accumulated depreciation. Maintenance and repairs are expensed as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives as follows:

Description	Useful Life (Years)
Machinery and equipment	3–5
Office furniture and equipment	1–5
Transportation equipment	2–5
Leasehold improvements	Lesser of lease term or estimated useful life

Leases

The Company evaluates all contracts at inception or upon modification to determine whether the contract contains a lease in accordance with ASC 842, “Leases.” A contract is or contains a lease if it conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Control over the use of the identified asset exists when the lessee has both the right to obtain substantially all of the economic benefits from the use of the asset and the right to direct its use. Contracts containing a lease are further evaluated for classification as operating or finance leases.

Operating Leases

At lease commencement, the Company recognizes right-of-use (“ROU”) assets and related lease liabilities on the consolidated balance sheets for leases with a term greater than twelve months. Lease liabilities and their corresponding ROU assets are initially measured at the present value of the unpaid lease payments as of the commencement date. If a lease contains renewal or termination options, those options are included in the lease term when the Company is reasonably certain they will be exercised. Because the Company’s leases generally do not provide an implicit rate, the Company uses an estimated incremental borrowing rate (“IBR”) based on information available at the lease commencement date to determine the present value of lease payments. The IBR represents the rate the Company would incur to borrow on a collateralized basis over a similar term in an amount equal to the lease payments.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

When calculating the present value of lease payments, the Company accounts for lease and non-lease components as a single lease component. Variable lease payments are expensed as incurred. The Company does not recognize ROU assets and lease liabilities for short-term leases with an initial lease term of 12 months or less.

Finance Leases

Leases that transfer substantially all of the risks and rewards of ownership of the underlying asset to the Company are accounted for as finance leases. At lease commencement, the Company recognizes a ROU asset and a corresponding lease liability measured at the present value of the unpaid lease payments. Lease cost for finance leases consists of amortization of the ROU asset and interest expense on the lease liability. The ROU asset is amortized on a straight-line basis and recognized within depreciation and amortization expense, while interest on the lease liability is recognized using the effective interest method and recorded as interest expense in the consolidated statements of operations. Finance lease ROU assets are amortized over the shorter of the lease term or the estimated useful life of the underlying asset, unless the Company is reasonably certain to exercise a purchase option, in which case the ROU asset is amortized over the estimated useful life of the underlying asset.

Discontinued Operations

The Company evaluates all disposal transactions to determine whether they qualify for reporting as discontinued operations in accordance with ASC 205-20, “Discontinued Operations.” A disposal is reported in discontinued operations if it represents a strategic shift that has, or will have, a major effect on the Company’s operations and financial results, and meets the criteria for classification as held for sale, disposal by sale, or disposal other than by sale (for example, by abandonment or in a distribution to owners in a spin-off).

The results of operations of the discontinued components, including any gain or loss on disposal, are presented net of applicable income taxes as a separate component in the consolidated statements of operations for all prior periods presented. Assets and liabilities associated with discontinued operations are presented as separate line items on the consolidated balance sheets for prior periods.

Business Combinations

The Company accounts for business combinations under the acquisition method of accounting in accordance with ASC 805, “Business Combinations.” Under the acquisition method, the purchase price is allocated to the tangible and intangible assets acquired, liabilities assumed, and any noncontrolling interest based on their estimated fair values at the acquisition date. The excess of the purchase price over the net fair values of assets acquired and liabilities assumed is recognized as goodwill. Fair values are determined using recognized valuation methodologies including the income, cost, and market approaches in accordance with ASC 820, “Fair Value Measurement,” and incorporate assumptions such as discount rates, royalty rates, and the amount and timing of future cash flows. Purchase price allocations are initially based on preliminary estimates and may be revised as additional information becomes available, up to one year from the acquisition date. Acquisition-related costs are expensed as incurred.

Intangible Assets

Acquired identifiable intangible assets are amortized over their estimated useful lives on a straight-line basis. Estimated useful lives are determined based on the period which the intangible assets are expected to contribute to future cash flows. The Company has no indefinite-lived intangible assets. Amortization is calculated using the straight-line method over the estimated useful lives as follows:

Description	Useful Life (Years)
Customer-related	15
Marketing-related	4–5

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Long-Lived Assets

The Company reviews the carrying value of long-lived assets, including property and equipment, ROU assets, and definite-lived intangible assets for impairment in accordance with ASC 360, “Property, Plant, and Equipment,” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. These events and circumstances may include significant decreases in the market price of an asset or asset group, significant changes in the extent or manner in which an asset or asset group is being used or in its physical condition, a significant change in legal factors or in the business climate, a history or forecast of operating losses or negative cash flows, significant disposal activity, or a significant decline in revenue or adverse changes in the economic environment.

If such facts indicate a potential impairment, the Company assesses recoverability by comparing the carrying value of the asset group to the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life of the primary asset in the asset group. If the carrying value exceeds the undiscounted cash flows, the Company measures the impairment loss as the difference between the carrying amount and the estimated fair value of the asset group, determined using appropriate valuation methodologies, which would typically include discounted cash flows.

During the years ended December 31, 2025 and 2024, the Company recorded no impairment charges related to long-lived assets.

Goodwill

In accordance with ASC 350, “Intangibles—Goodwill and Other,” the Company tests goodwill for impairment annually on October 1, or more frequently when events or circumstances indicate an impairment may have occurred. When assessing goodwill for impairment, the Company may first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The qualitative assessment considers factors including the current operating environment, industry and market conditions, and overall financial performance. If the Company bypasses the qualitative assessment, or concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company performs a quantitative assessment by comparing the estimated fair value of the reporting unit to its carrying amount.

The Company estimates the fair value of its reporting units using the present value of estimated future cash flows, which requires considerable management judgment regarding the impact of operating and macroeconomic changes. Significant assumptions include past performance, current and anticipated market conditions, forecasted growth rates, and estimated discount rates. If the fair value of a reporting unit is less than its carrying amount, an impairment charge is recognized for the difference.

During the years ended December 31, 2025 and 2024, the Company recorded goodwill impairment charges of $0 and $679,175, respectively.

Embedded Derivative Liabilities

The Company evaluates the embedded features of its financial instruments, including convertible notes payable, preferred shares, and warrants, in accordance with ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815 “Derivatives and Hedging.” Certain conversion options and redemption features are required to be bifurcated from their host instrument and accounted for as freestanding derivative financial instruments when certain criteria are met. The Company applies significant judgment to identify and evaluate complex terms and conditions for its financial instruments to determine whether such instruments are derivatives or contain features that qualify as embedded derivatives. Bifurcated embedded derivatives are recognized at fair value, with changes in fair value recognized in the consolidated statements of operations each period.

The Company maintains a sequencing policy whereby, in the event that reclassification of contracts from equity to liabilities is necessary under ASC 815 due to the Company’s inability to demonstrate sufficient authorized shares, shares are allocated on the basis of the earliest maturity date of potentially dilutive instruments, with the earliest maturity date receiving the first allocation. Issuances of securities to employees and directors, or to compensate grantees in a share-based payment arrangement, are not subject to the sequencing policy.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants in accordance with ASC 480 and ASC 815-40, “Contracts in Entity’s Own Equity.” The assessment considers whether the warrants are freestanding financial instruments, meet the definition of a liability, and whether they meet all of the requirements for equity classification, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require net cash settlement in a circumstance outside of the Company’s control.

Warrants that meet all the criteria for equity classification are recorded as a component of additional paid-in capital at the time of issuance. Warrants that do not meet all the criteria for equity classification are recorded at fair value on the date of issuance, with changes in fair value recognized in the consolidated statements of operations each period.

Fair Value of Financial Instruments

The fair value of a financial instrument is the price the Company would receive to sell an asset or pay to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. In the absence of observable market data, fair value is estimated using internal information consistent with what market participants would use in a hypothetical transaction.

In accordance with ASC 820, the Company classifies fair value measurements within the following three-level hierarchy based on the observability of inputs used:

Level 1: Quoted prices in active markets for identical assets or liabilities.

Level 2: Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, or other inputs that are observable or corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data and reflect the Company’s own assumptions about the inputs market participants would use.

The Company holds certain assets and liabilities measured at fair value on a recurring and nonrecurring basis. See Note 13—Fair Value Measurements for additional information.

Commitments and Contingencies

The Company accounts for commitments and contingencies in accordance with ASC 450, “Contingencies.” Liabilities for loss contingencies are recorded when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. If a range of loss is determined to be probable and no amount within the range is a better estimate than another, the minimum amount of the range is recorded. If a loss is reasonably possible but not probable, the Company discloses the nature of the contingency and an estimate of the possible loss or range of loss if such estimate can be made. Contingencies include, but are not limited to, litigation, regulatory matters, contractual obligations, and other claims arising in the normal course of business.

Stock-Based Compensation

The Company measures stock-based awards granted to employees, nonemployee directors, and consultants at fair value and recognizes stock-based compensation expense in accordance with ASC 718, “Compensation—Stock Compensation.” For service-based awards, compensation expense is recognized on a straight-line basis over the requisite service period, which is generally the vesting period. The fair value of stock options is estimated using a Black-Scholes option pricing model. Restricted stock awards are valued at the closing price of the Company’s common shares on the date of grant. The Company recognizes forfeitures as they occur.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Income Taxes

The Company accounts for income taxes under the asset and liability method in accordance with ASC 740, “Income Taxes.” Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that includes the enactment date. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that all or a portion of the deferred tax assets will not be realized.

The Company recognizes the tax benefit of an uncertain tax position only if it is more likely than not that the position will be sustained upon examination by the taxing authority, including resolution of any related appeals or litigation. The tax benefit recognized is measured as the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by adjusting the weighted-average number of common shares outstanding for the dilutive effect, if any, of common share equivalents. Common share equivalents whose effect would be antidilutive are excluded from the calculation of diluted earnings (loss) per share. For liability-classified instruments such as warrant liabilities, the two-class method is applied whereby the numerator is adjusted to remove the effect of fair value changes on such instruments when the related shares are included in the diluted share count. See Note 21—Earnings (Loss) Per Share for additional information.

Recently Adopted Accounting Pronouncements

In August 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-05, “Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement,” which requires a newly-formed joint venture to apply a new basis of accounting to its contributed net assets, resulting in the joint venture initially measuring its contributed net assets at fair value on the formation date. ASU 2023-05 is effective for all joint venture formations with a formation date on or after January 1, 2025, with early adoption permitted. These amendments are to be applied prospectively, with retrospective application permitted for joint ventures formed before the effective date. The adoption of ASU 2023-05 did not have a material impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which enhances the transparency and decision usefulness of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. These amendments are to be applied prospectively, with retrospective application permitted. The adoption of ASU 2023-09 did not have a material impact on the Company’s consolidated financial statements.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization included in each relevant expense caption presented on the statement of operations. The standard also requires a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, as well as the total amount of selling expenses and an entity’s definition of selling expenses. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets,” which introduces a practical expedient for the application of the current expected credit loss model to current accounts receivable and contract assets. The amendment is effective for interim and annual periods beginning after December 15, 2025, with early adoption permitted. This amendment is to be applied on a prospective basis. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” This guidance removes references to project stages throughout ASC 350-40 and clarifies the threshold entities apply to begin capitalizing costs. Under the new standard, cost capitalization should only commence when an entity has committed to funding a software project and it is probable the project will be completed and the software will be used for its intended purpose. The amendments are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Entities may apply the guidance using a prospective, retrospective or modified transition approach. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

The Company currently believes there are no other issued and not yet effective accounting standards that are materially relevant to its consolidated financial statements.

NOTE 4—DISCONTINUED OPERATIONS

Asien’s Assignment for the Benefit of Creditors

As described in Note 1—Organization and Nature of Business, on February 26, 2024, Asien’s entered into the Assignment Agreement, pursuant to which Asien’s transferred ownership of all or substantially all of its right, title, and interest in, as well as custody and control of, its assets to SG Service Co., LLC in trust. The Company received no cash consideration related to the assignment. Following the assignment, the Company retained no financial interest in Asien’s.

The assignment of Asien’s represents a strategic shift and its results are reported as discontinued operations for the year ended December 31, 2024. The Company recognized a gain on disposition of Asien’s of $1,060,095, presented as a separate component of discontinued operations in the consolidated statements of operations for the year ended December 31, 2024.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

The following table presents the major classes of line items constituting the results of discontinued operations of Asien’s in the consolidated statements of operations for the year ended December 31, 2024:

Year Ended December 31, 2024
Revenues	$870,952

Operating Expenses
Cost of revenues	744,706
Personnel	98,213
Depreciation and amortization	7,702
General and administrative	203,377
Professional fees	78,807
Total Operating Expenses	1,132,805

Loss from operations	(261,853)

Interest expense	(724)

Net loss from discontinued operations before income taxes	(262,577)
Income tax provision	–
Net loss from discontinued operations	$(262,577)

Net loss attributable to noncontrolling interests from discontinued operations	13,129
Net loss from discontinued operations attributable to 1847 Holdings	$(249,448)

The following table presents the major classes of cash flow activities from discontinued operations of Asien’s in the consolidated statements of cash flows for the year ended December 31, 2024:

Year Ended December 31, 2024
Cash flows from operating activities:
Net loss	$(262,577)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,702
Changes in operating assets and liabilities:
Receivables	73,769
Inventory	213,399
Prepaid expenses and other current assets	108,686
Accounts payable and accrued expenses	320,362
Customer deposits	(474,803)
Net cash used in operating activities from discontinued operations	(13,462)

Cash flows from financing activities:
Repayments of notes payable	(4,836)
Net cash used in financing activities from discontinued operations	(4,836)
Net change in cash and cash equivalents from discontinued operations	$(18,298)

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

ICU Eyewear Foreclosure Sale

As described in Note 1—Organization and Nature of Business, ICU Eyewear was in default under the ICU Loan Agreement and, with the approval of the other ICU Parties, consented to a foreclosure by the ICU Lender and private sale of substantially all of its assets in an Article 9 sale process, pursuant to Section 9-610 of the Uniform Commercial Code as in effect in the State of New York and Section 9-610 of the Uniform Commercial Code as in effect in the State of California. On August 5, 2024, ICU Eyecare Solutions Inc., an entity that is not affiliated with the Company, was the successful bidder with a cash bid of $4,250,000. Pursuant to an agreement, dated August 5, 2024, and in consideration for such purchase price, the ICU Lender having foreclosed on its security interest in all of the assets of ICU Eyewear then conveyed all of its rights, title, and interest in all of such assets to ICU Eyecare Solutions Inc. The Company received no cash consideration related to the sale. Following the sale, the Company retained no financial interest in ICU Eyewear.

The foreclosure sale of ICU Eyewear’s assets represents a strategic shift and its results are reported as discontinued operations for the year ended December 31, 2024. The Company recognized a gain on disposition of ICU Eyewear’s assets of $4,516,735, presented as a separate component of discontinued operations in the consolidated statements of operations for the year ended December 31, 2024.

The following table presents the major classes of line items constituting the results of discontinued operations of ICU Eyewear in the consolidated statements of operations for the year ended December 31, 2024:

Year Ended December 31, 2024
Revenues	$8,212,395

Operating Expenses
Cost of revenues	5,658,551
Personnel	1,564,842
Depreciation and amortization	248,646
General and administrative	1,526,278
Professional fees	672,855
Impairment of goodwill and intangible assets	1,216,966
Total Operating Expenses	10,888,138

Loss from operations	(2,675,743)

Other Income (Expense)
Other income	2,583
Interest expense	(911,437)
Amortization of debt discounts	(683,029)
Total Other Expense	(1,591,883)

Net loss from discontinued operations before income taxes	(4,267,626)
Income tax benefit	11,250
Net loss from discontinued operations	$(4,256,376)

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

The following table presents the major classes of cash flow activities from discontinued operations of ICU Eyewear in the consolidated statements of cash flows for the year ended December 31, 2024:

Year Ended December 31, 2024
Cash flows from operating activities:
Net loss	$(4,256,376)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment of goodwill and intangible assets	1,216,966
Deferred taxes	(15,000)
Depreciation and amortization	248,646
Amortization of debt discounts	683,029
Amortization of right-of-use assets	192,796
Changes in operating assets and liabilities:
Accounts receivable	481,202
Inventory	1,247,730
Prepaid expenses and other current assets	(14,895)
Accounts payable and accrued expenses	857,085
Operating lease liabilities	(176,336)
Net cash provided by operating activities from discontinued operations	464,847

Cash flows from financing activities:
Net repayments of revolving line of credit	(80,540)
Net cash used in financing activities from discontinued operations	(80,540)

Net change in cash and cash equivalents from discontinued operations	$384,307

Sale of High Mountain

As described in Note 1—Organization and Nature of Business, on September 30, 2024, the Company entered into the Purchase Agreement with BFS and High Mountain, pursuant to which the Company sold substantially all of the assets of High Mountain to BFS for an aggregate cash only purchase price of $17,000,000, subject to certain pre-closing and post-closing adjustments. At closing, the purchase price was subject to a working capital adjustment and was also reduced by the amount of outstanding indebtedness repaid at closing or assumed by BFS, as well as certain transaction expenses. Additionally, the purchase price was reduced by $1,700,000, which may be used for certain post-closing payments (the “Holdback Amount”). During the year ended December 31, 2025, the Company recorded a $921,772 reduction to the Holdback Amount related to the resolution of post-closing working capital adjustments, with the offsetting impact of this adjustment recognized in discontinued operations. As of December 31, 2025, the balance of the Holdback Amount was $0.

The sale of High Mountain’s assets represents a strategic shift and its results are reported as discontinued operations for the year ended December 31, 2024. The Company recognized a gain on disposition of High Mountain’s assets of $3,990,034, presented as a separate component of discontinued operations in the consolidated statements of operations for the year ended December 31, 2024.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

The following table presents the major classes of line items constituting the results of discontinued operations of High Mountain in the consolidated statements of operations for the year ended December 31, 2024:

Year Ended December 31, 2024
Revenues	$23,438,316

Operating Expenses
Cost of revenues	14,332,303
Personnel	4,957,525
Depreciation and amortization	445,328
General and administrative	3,148,502
Professional fees	108,439
Total Operating Expenses	22,992,097

Income from operations	446,219

Other Income (Expense)
Other income	1,505,275
Interest expense	(227,439)
Amortization of debt discounts	(64,306)
Loss on disposal of property and equipment	(13,815)
Total Other Income	1,199,715

Net income from discontinued operations before income taxes	1,645,934
Income tax provision	(417,000)
Net income from discontinued operations	$1,228,934

Net income attributable to noncontrolling interests from discontinued operations	(92,170)
Net income from discontinued operations attributable to 1847 Holdings	$1,136,764

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

The following table presents the major classes of cash flow activities from discontinued operations High Mountain in the consolidated statements of cash flows for the year ended December 31, 2024:

Year Ended December 31, 2024
Cash flows from operating activities:
Net income	$1,228,934
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of property and equipment	13,815
Deferred taxes	(334,000)
Depreciation and amortization	445,328
Amortization of debt discounts	64,306
Amortization of right-of-use assets	246,765
Changes in operating assets and liabilities:
Accounts receivable	289,761
Inventory	164,662
Prepaid expenses and other current assets	103,645
Accounts payable and accrued expenses	(259,014)
Contract liabilities	(150,298)
Operating lease liabilities	(243,685)
Net cash provided by operating activities from discontinued operations	1,570,219

Cash flows from financing activities:
Repayments of notes payable and finance lease liabilities	(355,951)
Repayments of convertible notes payable	(1,260,173)
Net cash used in financing activities from discontinued operations	(1,616,124)

Net change in cash and cash equivalents from discontinued operations	$(45,905)

NOTE 5—BUSINESS COMBINATIONS

Acquisition of CMD

On November 4, 2024, 1847 CMD entered into a stock and membership interest purchase agreement, as amended on December 5, 2024 and December 16, 2024, with Christopher M. Day, pursuant to which 1847 CMD agreed to acquire all of the membership interests of CMD. The acquisition was completed on December 16, 2024.

Headquartered in Las Vegas, Nevada and founded in 2012, CMD specializes in finish carpentry and related products and services, including doors, frames, trim, hardware, millwork, cabinetry, and specialty construction accessories for general contractors, commercial developers, residential builders and homeowners, and government entities. The acquisition aligns with the Company’s strategy of acquiring profitable small and middle-market businesses with stable earnings and cash flows that offer attractive returns on invested capital, and enhances operational synergies within the Company’s Construction operations.

The aggregate purchase price was $18,825,000, consisting of (i) $17,775,000 in cash, inclusive of certain seller transaction expenses, and (ii) a $1,050,000 promissory note payable to the seller.

The Company accounted for the acquisition using the acquisition method of accounting in accordance with ASC 805. The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date with the excess of the purchase price over the fair value of the net assets acquired recorded as goodwill. Goodwill recognized is primarily attributable to expected operational synergies and the anticipated future growth opportunities within the Company’s construction operations, and is not deductible for income tax purposes.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

The following table summarizes the allocation of the purchase price:

Purchase Price Allocation
Purchase consideration at fair value:
Cash	$17,775,000
Notes payable	1,050,000
Amount of consideration	$18,825,000

Assets acquired and liabilities assumed at fair value:
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

The estimated useful life of property and equipment acquired ranges up to four years. The customer-related intangible asset is being amortized over 15 years and the marketing-related intangible asset over five years.

From the date of acquisition through December 31, 2024, CMD contributed revenues of $905,864 and net income from continuing operations of $47,508 to the consolidated statements of operations for the year ended December 31, 2024.

Pro Forma Information

The following unaudited pro forma financial information presents the combined results of the Company and CMD as if the acquisition had been completed on January 1, 2024, with adjustments to give effect to pro forma events directly attributable to the acquisition:

	For the Years Ended December 31,
	2025	2024
Revenues	$48,272,312	$45,563,551
Net income (loss)	65,559,185	(93,111,448)
Net income (loss) attributable to common shareholders	$65,795,303	$(92,844,801)

Basic earnings (loss) per share attributable to common shareholders	$1.78	$(34.90)
Diluted loss per share attributable to common shareholders	$(0.01)	$(34.90)

These unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of the results of operations that would have occurred if the acquisition had been completed at the beginning of the period presented, nor are they indicative of the Company’s future results of operations.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

NOTE 6—DISAGGREGATION OF REVENUES AND SEGMENT REPORTING

The Company’s four reportable segments are Kyle’s, ICD, CMD and Wolo. The following describes the primary revenue-generating activities of each segment.

Kyle’s, ICD, and CMD (Construction Operations): Revenue is derived primarily from contracts with customers for finish carpentry and related products and services, including doors, frames, trim, hardware, millwork, cabinetry, and specialty construction accessories for general contractors, commercial developers, residential builders and homeowners, and government entities.

Wolo (Automotive Supplies Operations): Revenue is derived primarily from the sale of horn and safety warning lights for cars, trucks, industrial equipment, and emergency vehicles. Wolo sells its products to big-box national retail chains, specialty and industrial distributors, online and mail order retailers, and original equipment manufacturers.

Corporate: Corporate services represent holding company activities, including corporate overhead, intercompany eliminations, and other activities not allocated to the reportable segments. The measure of segment profit or loss reviewed by the CODM is income (loss) from operations. The Company does not allocate interest expense, changes in fair value of warrant and derivative liabilities, loss on extinguishment of debt, income taxes, or other non-operating items to its reportable segments, as these items are managed at the corporate level and are not included in the measures of segment performance reviewed by the CODM.

The Company’s revenues for the years ended December 31, 2025 and 2024 are disaggregated as follows:

	For the Year Ended December 31, 2025
	Kyle’s	ICD	CMD	Wolo	Total
Revenues
Cabinetry and millwork	$6,593,218	$33,971	$10,795,640	$–	$17,422,829
Doors, frames, hardware, and trim	–	–	28,874,707	–	28,874,707
Specialty construction accessories	–	–	797,599	–	797,599
Automotive horns	–	–	–	916,844	916,844
Automotive lighting	–	–	–	260,333	260,333
Total revenues	$6,593,218	$33,971	$40,467,946	$1,177,177	$48,272,312

	For the Year Ended December 31, 2024
	Kyle’s	ICD	CMD	Wolo	Total
Revenues
Cabinetry and millwork	$5,318,608	$5,736,412	$171,641	$–	$11,226,661
Doors, frames, hardware, and trim	–	–	720,700	–	720,700
Specialty construction accessories	–	–	13,523	–	13,523
Automotive horns	–	–	–	2,896,470	2,896,470
Automotive lighting	–	–	–	852,976	852,976
Total revenues	$5,318,608	$5,736,412	$905,864	$3,749,446	$15,710,330

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Segment information for the years ended December 31, 2025 and 2024 is as follows:

	For the Year Ended December 31, 2025
	Kyle’s	ICD	CMD	Wolo	Corporate	Total
Revenues	$6,593,218	$33,971	$40,467,946	$1,177,177	$–	$48,272,312
Operating expenses
Cost of revenues	3,704,185	1,723	19,541,606	1,106,859	–	24,354,373
Personnel	1,054,273	21,760	4,595,923	273,567	2,228,845	8,174,368
Personnel – corporate allocation	183,664	–	1,987,000	73,502	(2,244,166)	–
Depreciation and amortization	494,548	13,870	914,307	276	2,348	1,425,349
General and administrative	701,057	388,763	2,024,742	305,781	1,339,480	4,759,823
General and administrative – management fees	250,000	250,000	300,000	300,000	–	1,100,000
General and administrative – corporate allocation	257,752	–	1,220,583	78,960	(1,557,295)	–
Professional fees	6,400	3,518	1,172,529	89,097	3,092,438	4,363,982
Loss on abandonment of right-of-use assets	–	112,705	–	–	–	112,705
Total operating expenses	6,651,879	792,339	31,756,690	2,228,042	2,861,650	44,290,600

Income (loss) from operations	$(58,661)	$(758,368)	$8,711,256	$(1,050,865)	$(2,861,650)	$3,981,712

	For the Year Ended December 31, 2024
	Kyle’s	ICD	CMD	Wolo	Corporate	Total
Revenues	$5,318,608	$5,736,412	$905,864	$3,749,446	$–	$15,710,330
Operating expenses
Cost of revenues	3,063,457	1,986,806	389,460	2,497,865	–	7,937,588
Personnel	1,015,376	2,479,599	310,953	934,895	1,798,049	6,538,872
Personnel – corporate allocation	173,140	181,460	–	173,784	(528,384)	–
Depreciation and amortization	575,835	79,547	–	276	–	655,658
General and administrative	655,089	646,445	69,239	565,115	797,955	2,733,843
General and administrative – management fees	187,500	187,500	–	300,000	1,592,000	2,267,000
General and administrative – corporate allocation	204,214	216,357	–	201,777	(622,348)	–
Professional fees	22,973	51,810	39,948	222,360	6,559,347	6,896,438
Impairment of goodwill	355,207	323,968	–	–	–	679,175
Total operating expenses	6,252,791	6,153,492	809,600	4,896,072	9,596,619	27,708,574

Income (loss) from operations	$(934,183)	$(417,080)	$96,264	$(1,146,626)	$(9,596,619)	$(11,998,244)

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

The following table presents total assets by reportable segments as of December 31, 2025 and 2024:

	As of December 31, 2025
	Kyle’s	ICD	CMD	Wolo	Corporate	Total
Assets
Current assets	$555,062	$–	$13,203,694	$599,391	$242,646	$14,600,793
Long-lived assets	2,521,948	–	11,723,414	522	7,103	14,252,987
Goodwill	–	–	5,309,876	–	–	5,309,876
Total assets	$3,077,010	$–	$30,236,984	$599,913	$249,749	$34,163,656

	As of December 31, 2024
	Kyle’s	ICD	CMD	Wolo	Corporate	Total
Assets
Current assets	$1,087,225	$929,446	$8,000,724	$1,063,586	$1,549,512	$12,630,493
Long-lived assets	2,810,347	269,847	12,558,135	69,040	–	15,707,369
Goodwill	–	–	5,309,876	–	–	5,309,876
Total assets	$3,897,572	$1,199,293	$25,868,735	$1,132,626	$1,549,512	$33,647,738

NOTE 7—INVENTORIES

Inventories as of December 31, 2025 and 2024 consist of the following:

	December 31, 2025	December 31, 2024
Automotive supplies	$496,515	$924,023
Construction	13,067	43,204
Total inventories	509,582	967,227
Reserve for obsolescence	(279,200)	(492,574)
Total inventories, net	$230,382	$474,653

NOTE 8—PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of December 31, 2025 and 2024 consist of the following:

	December 31, 2025	December 31, 2024
Prepaid expenses	$68,211	$110,386
Prepaid inventory	–	79,134
Prepaid taxes	11,000	179,000
Other current assets	–	200,000
Total prepaid expenses and other current assets	$79,211	$568,520

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

NOTE 9—PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2025 and 2024 consist of the following:

	December 31, 2025	December 31, 2024
Machinery and equipment	$1,587,561	$1,547,260
Office furniture and equipment	190,150	159,700
Transportation equipment	340,505	532,843
Leasehold improvements	205,508	152,908
Total property and equipment	2,323,724	2,392,711
Less: accumulated depreciation	(1,453,148)	(1,276,705)
Total property and equipment, net	$870,576	$1,116,006

Depreciation expense for the years ended December 31, 2025 and 2024 was $458,217 and $404,681, respectively.

NOTE 10—INTANGIBLE ASSETS AND GOODWILL

Intangible assets as of December 31, 2025 and 2024 consist of the following:

	December 31, 2025	December 31, 2024
Customer-related	$12,692,000	$12,692,000
Marketing-related	899,000	899,000
Total intangible assets	13,591,000	13,591,000
Less: accumulated amortization	(2,033,786)	(1,066,654)
Total intangible assets, net	$11,557,214	$12,524,346

Amortization expense for the years ended December 31, 2025 and 2024 was $967,132 and $250,977, respectively.

Estimated amortization expense for intangible assets for each of the next five years and thereafter is as follows:

Year Ending December 31,	Amount
2026	$967,132
2027	967,132
2028	967,132
2029	967,132
2030	846,132
Thereafter	6,842,554
Total estimated amortization expense	$11,557,214

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Below is a table summarizing the changes in the carrying amount of goodwill for the years ended December 31, 2025 and 2024:

Amount
Balance as of December 31, 2023	$679,175
Goodwill from the acquisition of CMD	5,309,876
Impairments	(679,175)
Balance as of December 31, 2024	$5,309,876
Impairments	–
Balance as of December 31, 2025	$5,309,876

During the years ended December 31, 2025 and 2024, the Company recorded goodwill impairment charges of $0 and $679,175, respectively.

NOTE 11—ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of December 31, 2025 and 2024 consist of the following:

	December 31, 2025	December 31, 2024
Trade accounts payable	$2,938,725	$1,792,819
Credit cards payable	218,843	349,570
Accrued payroll liabilities	1,931,792	1,258,227
Accrued interest	8,527,543	1,841,011
Accrued dividends	430,103	131,102
Accrued taxes	2,223,998	79,510
Accrued management fees	730,499	294,332
Accrued board fees	536,000	–
Other accrued liabilities	407,557	413,379
Total accounts payable and accrued expenses	$17,945,060	$6,159,950

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Operating Leases

On December 16, 2024, in connection with the acquisition of CMD, 1847 CMD entered into a lease agreement with Delancey LLC relating to the properties leased by the CMD prior to the acquisition located in Las Vegas, Nevada. The lease provides for a base rent of $20,000 per month, which shall increase annually by an amount equal to three percent of the previous year’s base rent. In addition, 1847 CMD will be responsible for all taxes, insurance and certain operating costs during the lease term. The lease expires on December 31, 2029. The initial measurement of the ROU asset and liability associated with this operating lease was $884,163.

On December 16, 2024, in connection with the acquisition of CMD, 1847 CMD also entered into a lease agreement with CD Gowan LLC relating to the properties leased by the CMD prior to the acquisition located in North Las Vegas, Nevada. The lease provides for a base rent of $15,000 per month, which shall increase annually by an amount equal to three percent of the previous year’s base rent. In addition, 1847 CMD will be responsible for all taxes, insurance and certain operating costs during the lease term. The lease expires on December 31, 2029. The initial measurement of the ROU asset and liability associated with this operating lease was $663,122.

On February 15, 2025, CMD entered into a lease agreement for office space located in Lake Havasu City, Arizona. The lease commenced on February 15, 2025 and is for a term of three years. Under the terms of the lease, CMD will lease the premises at a monthly rate of $3,300, with scheduled annual increases. The lease agreement contains customary events of default, representations, warranties, and covenants. The measurement of the ROU asset and liability associated with this operating lease was $97,379.

On September 1, 2025, Kyle’s entered into a five-year industrial lease agreement with Stephen Mallatt, Jr. and Rita Mallatt, officers of Kyle’s, for office and warehouse space located in Boise, Idaho, which was amended on September 1, 2025 to extend the lease for an additional five years. Commencing on September 1, 2025, the lease provides for a base rent of $7,925, with scheduled annual increases. The lease agreement contains customary events of default, representations, warranties, and covenants. The measurement of the ROU asset and liability associated with this operating lease was $343,713.

In May 2025, ICD ceased use of a warehouse facility located in Reno, Nevada, and relocated operations to another site within the Construction operations. As the Company determined it no longer had the right to control the use of the identified asset, the associated ROU asset was written off and the Company recognized a loss on abandonment of $112,705 for the year ended December 31, 2025.

Operating leases as of December 31, 2025 and 2024 consist of the following:

	December 31, 2025	December 31, 2024
Operating lease right-of-use assets	$1,806,255	$2,017,482

Operating lease liabilities, current portion	432,333	598,534
Operating lease liabilities, long-term	1,445,726	1,473,795
Total operating lease liabilities	$1,878,059	$2,072,329

Weighted-average remaining lease term (years)	3.85	4.09
Weighted-average discount rate	14.82%	14.14%

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

The components of operating lease expense consist of the following for the years ended December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Fixed operating lease expense	$802,144	$494,349
Short-term and variable operating lease expense	109,273	93,681
Total operating lease expense	$911,417	$588,030

For the years ended December 31, 2025 and 2024, cash paid for amounts included in the measurement of operating lease liabilities was $774,988 and $494,349, respectively.

As of December 31, 2025, maturities of operating lease liabilities were as follows:

Year Ending December 31,	Amount
2026	$677,057
2027	607,504
2028	564,814
2029	573,606
2030	67,261
Total	2,490,242
Less: imputed interest	(612,183)
Total operating lease liabilities	$1,878,059

Finance Leases

Finance leases as of December 31, 2025 and 2024 consist of the following:

	December 31, 2025	December 31, 2024
Machinery and equipment	$1,079,330	$1,079,330
Office furniture and equipment	11,706	11,706
Total leased equipment (property and equipment)	1,091,036	1,091,036
Less: accumulated depreciation	(831,849)	(613,821)
Total leased equipment, net	$259,187	$477,215

Finance lease liabilities, current portion	192,505	182,043
Finance lease liabilities, long-term	230,693	423,198
Total finance lease liabilities	$423,198	$605,241

Weighted-average remaining lease term (years)	2.11	3.10
Weighted-average discount rate	5.16%	5.15%

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

The components of finance lease expense consist of the following for the years ended December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Depreciation expense	$218,028	$218,028
Interest expense	29,290	39,179
Total finance lease expense	$247,318	$257,207

As of December 31, 2025, maturities of finance lease liabilities were as follows:

Year Ending December 31,	Amount
2026	$211,332
2027	210,042
2028	28,833
Total	450,207
Less: amount representing interest	(27,009)
Total finance lease liabilities	$423,198

NOTE 13—FAIR VALUE MEASUREMENTS

The carrying amounts of financial assets and liabilities, including cash and cash equivalents, accounts receivable, inventories, prepaid expenses, accounts payable and accrued expenses, and contract assets and liabilities approximate fair value due to the short-term nature of these instruments. The carrying amounts of lease obligations, notes payable, and convertible notes payable approximate fair value as the stated interest rates on these instruments reflect current market rates for instruments with similar terms and credit risk.

Recurring Fair Value Measurements

The following table presents the fair value of financial instruments measured on a recurring basis as of December 31, 2025 and 2024:

	Fair Value Measurements as of December 31, 2025
Description	Level 1	Level 2	Level 3	Total
Derivative liabilities	$–	$–	$–	$–
Warrant liabilities	–	–	8,424,500	8,424,500
Total recurring fair value measurements	–	–	$8,424,500	$8,424,500

	Fair Value Measurements as of December 31, 2024
Description	Level 1	Level 2	Level 3	Total
Derivative liabilities	$–	$–	$185,000	$185,000
Warrant liabilities	–	–	85,779,788	85,779,788
Total recurring fair value measurements	–	–	$85,964,788	$85,964,788

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

The following table presents a rollforward of changes for financial instruments measured at fair value on a recurring basis for the years ended December 31, 2025 and 2024:

Derivative Liabilities	Amount
Balance as of December 31, 2023	$1,389,203
Initial fair value of derivative liabilities upon issuance (limited to proceeds)	1,699,727
Gain on change in fair value of derivative liabilities	(1,401,373)
Extinguishment of derivative liabilities upon conversion	(1,502,557)
Balance as of December 31, 2024	$185,000
Gain on change in fair value of derivative liabilities	(185,000)
Balance as of December 31, 2025	$–

Warrant Liabilities	Amount
Balance as of December 31, 2023	$–
Fair value of warrant liabilities upon issuance (limited to proceeds)	24,667,526
Loss on change in fair value of warrant liabilities	77,638,662
Extinguishment of warrant liabilities upon exercise	(16,526,400)
Balance as of December 31, 2024	$85,779,788
Gain on change in fair value of warrant liabilities	(76,904,488)
Extinguishment of warrant liabilities upon exercise	(254,700)
Extinguishment of warrant liabilities upon issuance of series F preferred shares	(196,100)
Balance as of December 31, 2025	$8,424,500

Nonrecurring Fair Value Measurements

Certain assets, including long-lived assets and goodwill, are measured at fair value on a nonrecurring basis when impairment indicators are present using Level 3 inputs. During the years ended December 31, 2025 and 2024, the Company recorded goodwill impairment charges of $0 and $679,175, respectively.

NOTE 14—NOTES PAYABLE

Notes payable as of December 31, 2025 and 2024 consist of the following:

	December 31, 2025	December 31, 2024
Vehicle loans	$8,530	$53,424
6% Subordinated promissory notes	500,000	500,000
Purchase and sale of future revenues loan	405,000	1,237,950
20% OID subordinated promissory notes – March 2024	3,313,820	3,217,932
12% Subordinated promissory note for services	840,000	500,000
25% OID subordinated promissory note	1,455,600	1,455,600
CMD seller promissory note	–	1,050,000
Total notes payable	6,522,950	8,014,906
Less: debt discounts	(46,829)	(220,465)
Total notes payable, net	$6,476,121	$7,794,441

Current portion of notes payable, net	$6,476,121	$7,785,911
Notes payable, net of current portion	$–	$8,530

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Vehicle Loans

The Company has financed vehicle purchases with notes payable secured by the underlying. These notes carry interest rates ranging from 1.99% to 6.54% and have original terms of four to five years. As of December 31, 2025, the outstanding balance was $8,530.

6% Subordinated Promissory Notes

As part of the consideration for the acquisition of ICU Eyewear, 1847 ICU issued subordinated promissory notes to the sellers in the aggregate principal amount of $500,000. The notes bear interest at 6% per annum, with all principal and accrued interest due and payable in a single lump sum on February 9, 2024. Upon an event of default, the interest rate increases to 10% per annum. The notes are unsecured and subordinated to all senior indebtedness.

As of December 31, 2025, the outstanding principal balance is $500,000 and accrued interest is $126,389.

Purchase and Sale of Future Revenues Loan

On March 31, 2023, the Company and its subsidiary 1847 Cabinet entered into a non-recourse funding agreement with a third-party for the sale of future revenues totaling $1,965,000 for net cash proceeds of $1,410,000, requiring weekly ACH payments in the amount of $39,300. The Company recorded an initial debt discount of $555,000, amortized under the effective interest method, resulting in an initial effective interest rate of 72.4%. The agreement allows the third party to file UCC financing statements securing their interest in the receivables and includes customary events of default.

On November 30, 2023, the agreement was amended to increase the outstanding balance by $1,375,500 to $1,965,000 for net cash proceeds of $865,500. The Company evaluated the amendment under ASC 470-50, “Modifications and Extinguishments,” determined it to be a modification, and recorded an additional debt discount of $510,000. Following the modification, the effective interest rate was 65.1%.

On July 23, 2024, the agreement was further amended to increase the outstanding balance by $1,624,400 to $2,292,500 for net cash proceeds of $1,029,400. The Company evaluated the amendment under ASC 470-50, and determined it to be a modification, and recorded an additional debt discount of $595,000. Following the modification, the effective interest rate was 74.8%.

On April 24, 2025, the agreement was further amended to increase the outstanding balance by $845,650 to $1,350,000 for net cash proceeds of $465,650, with weekly ACH payments revised to $27,000. The Company evaluated the amendment under ASC 470-50, and determined it to be a modification, and recorded an additional debt discount of $380,000. Following the modification, the effective interest rate was 82.2%.

As of December 31, 2025, the outstanding principal balance is $405,000, net of unamortized debt discount of $46,829.

20% OID Promissory Notes – March 2024

On March 4, 2024, the Company issued a 20% original issue discount (“OID”) subordinated promissory note in the principal amount of $1,250,000 to an accredited investor for net cash proceeds of $999,900. The note was subsequently amended and restated on March 27, 2024 to increase the principal amount to $1,562,500 for additional cash proceeds of $250,000, and again on April 9, 2024 to increase the principal amount to $2,500,000 for additional cash proceeds of $750,000.

The Company evaluated the note for embedded features that qualify as derivatives under ASC 815. The Company determined that the 50% default penalty constitutes a deemed redemption feature, requiring bifurcation from the host instrument and separate accounting as a freestanding derivative liability. The fair value of the embedded redemption derivative liability was determined using a probability-weighted expected return methodology. Subsequent changes in fair value are recognized in the consolidated statements of operations each reporting period. The OID, issuance costs, and initial fair value of the embedded derivative liability were collectively recorded as a debt discount, amortized to interest expense over the term of the note using the effective interest method.

On June 4, 2024, an event of default occurred, resulting in a $1,250,000 increase to the principal balance. The Company recognized a loss on extinguishment of debt of $1,250,000 and extinguished the derivative liability.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

The note was subsequently amended on five occasions to extend the maturity date, with the Company agreeing to increase the outstanding principal as consideration for each extension as follows:

Amendment Date	Extended Maturity Date	Principal Increase	Loss on Extinguishment
August 20, 2024	November 30, 2024	$500,000	$500,000
November 15, 2024	December 31, 2024	$446,935	$446,935
December 16, 2024	March 31, 2025	$536,322	$536,322
March 31, 2025	November 7, 2025	$1,358,966	$1,358,966
November 10, 2025	March 31, 2026	$86,922	$86,922

Commencing November 15, 2025, the note requires monthly cash payments of $100,000, increasing to $150,000 per month beginning December 15, 2025 and continuing on the 15th of each month thereafter until maturity. The note may be prepaid in whole or in part at any time. In addition, the Company is required to apply a minimum of 40% of the net proceeds from any equity, equity-linked, or debt securities issuance or financing transaction, other than excluded debt as defined in the note, toward repayment of this note. The note is unsecured and has priority over all other unsecured indebtedness except for certain senior indebtedness as defined in the note. Upon an event of default, the outstanding principal balance will be assessed a 50% penalty.

As of December 31, 2025, the outstanding principal balance is $3,313,820.

12% Promissory Note for Services

On May 9, 2024, the Company entered into a securities purchase agreement with an accredited investor pursuant to which the Company issued a promissory note in the principal amount of $500,000 in consideration for the holder entering into a lock-up agreement to not execute any conversions of a secured convertible note issued to the holder on October 8, 2021 (see Note 15—Convertible Notes Payable) into common shares of the Company, subject to certain exceptions. The note bears interest at 12% per annum and matured on May 9, 2025. Upon an event of default, the interest rate increases to 16% per annum and the outstanding balance is assessed a 50% penalty. The note is unsecured and has priority over all other unsecured indebtedness. At any time prior to full repayment, the holder has the right in its sole discretion to require the Company to apply up to 100% of cash proceeds received from any source toward repayment of outstanding principal and accrued interest.

The note was recorded at fair value on the date of issuance. The fair value was determined as the present value of contractual cash flows using a market interest rate of 13.76%, resulting in an initial fair value of $492,000, recognized in the consolidated statements of operations. The resulting discount of $8,000 was amortized to interest expense over the term of the note using the effective interest method.

The Company evaluated the note for embedded features that qualify as derivatives under ASC 815. The Company determined that the 50% default penalty constitutes a deemed redemption feature requiring bifurcation from the host instrument and separate accounting as a freestanding derivative liability. The fair value of the embedded redemption derivative liability was determined using a probability-weighted expected return methodology, with the initial fair value recognized in the consolidated statements of operations. Subsequent changes in fair value are recognized in the consolidated statements of operations each reporting period.

On May 9, 2025, an event of default occurred, resulting in a $280,000 increase to the principal balance. The Company recognized a loss on extinguishment of debt of $280,000 and extinguished the corresponding derivative liability.

As of December 31, 2025, the outstanding principal balance is $840,000 and accrued interest is $86,900.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

25% OID Promissory Note

On June 28, 2024, the Company’s subsidiaries 1847 Cabinet, High Mountain, ICD and Kyle’s (the “Borrowers”) issued an 25% OID promissory note in the principal amount of up to $2,472,000, to be advanced in one or more tranches, to Breadcrumbs Capital LLC (“Breadcrumbs”). The tranches were executed as follows:

Tranche #	Date	Principal Amount	Proceeds
1	June 28, 2024	$666,667	$475,000
2	July 3, 2024	466,667	300,000
3	July 16, 2024	233,333	175,000
4	August 12, 2024	466,667	350,000
5	August 22, 2024	300,000	225,000
		$2,133,334	$1,525,000

The note bears interest at the greater of (i) 8% plus the U.S. Prime Rate as published in The Wall Street Journal or (ii) 14% per annum. Upon an event of default, the interest rate increases to 36% or the maximum legal rate, and the outstanding balance is assessed a 35% penalty. Each tranche is due and payable three months after issuance. The note is secured by all assets of the Borrowers pursuant to a security agreement, subordinate to the senior lender, Leonite Capital LLC.

In connection with the issuance of the note, the Company entered into a memorandum of understanding with Breadcrumbs pursuant to which, upon the closing of each tranche, the Company agreed to issue series D senior convertible preferred shares with a stated value equal to the principal amount of each tranche. See Note 18—Convertible Preferred Shares for further details for additional information.

The Company evaluated the note for embedded features that qualify as derivatives under ASC 815. The Company determined that the 35% default penalty constitutes a deemed redemption feature requiring bifurcation from the host instrument and separate accounting as a freestanding derivative liability. The fair value of the embedded redemption derivative liability was determined using a probability-weighted expected return methodology. Subsequent changes in fair value are recognized in the consolidated statements of operations each reporting period. The OID, issuance costs, and allocated fair values of both the series D senior convertible preferred shares and the bifurcated embedded redemption derivative liability were collectively recorded as a debt discount, amortized to interest expense over the term of the note using the effective interest method.

Upon maturity, an event of default occurred, resulting in a $377,370 increase to the principal balance. The Company recognized a loss on extinguishment of debt of $377,370 and extinguished the corresponding derivative liability.

As of December 31, 2025, the outstanding principal balance is $1,455,600 and accrued interest is $763,921.

CMD Seller Promissory Note

As part of the consideration for the acquisition of CMD (see Note 5—Business Combinations), on December 16, 2024, 1847 CMD issued the seller a non-interest-bearing promissory note in the principal amount of $1,050,000, due and payable on February 16, 2025, and did not bear interest. The note was repaid in full on February 14, 2025.

NOTE 15—CONVERTIBLE NOTES PAYABLE

Convertible notes payable as of December 31, 2025 and 2024 consist of the following:

	December 31, 2025	December 31, 2024
Secured convertible promissory notes	$22,751,184	$23,074,286
Less: debt discounts	–	(985,137)
Total convertible notes payable, net	$22,751,184	$22,089,149

Current portion of convertible notes payable, net	$22,751,184	$22,089,149

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

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

The notes accrued interest at a rate per annum equal to the greater of (i) 4.75% plus the U.S. Prime Rate that appears in The Wall Street Journal from time to time or (ii) 8%; provided that, upon an event of default (as defined in the note agreement), such rate shall increase to 24% or the maximum legal rate. Payments of interest only, computed at such rate on the outstanding principal amount, will be due and payable quarterly in arrears commencing on January 1, 2022 and continuing on the first day of each calendar quarter thereafter through and including the maturity date.

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

On December 24, 2025, the parties entered into a standstill agreement, pursuant to which the holders of the notes agreed that, notwithstanding the existence of an event of default for failure to repay the notes by October 8, 2025, so long as the Company is diligently pursuing a written term sheet from a counterparty to either (i) refinance the obligations under the notes or (ii) sell CMD to a purchaser, in either case in an amount at least sufficient to pay off the notes, the holders agreed to not take any action to assert, collect or enforce all or any part of obligations under the notes as against the collateral or the Company until February 15, 2026, to be extended to April 15, 2026 if the Company delivers a term sheet that provides for a refinancing or purchase price in an amount no less than an amount required to pay the notes in full that includes no contingencies other than administrative items (the “Term Sheet”) on or before February 15, 2026. As consideration for the standstill agreement, the Company agreed to pay Altimir and Beaman (i) a restructuring fee in the amount of $500,000, with $100,000 due upon entry into the standstill agreement and the remaining amount due on the earlier of delivery and acceptance of the Term Sheet or February 15, 2026 and (ii) an exit fee in the amount of $1,250,000, which will be due and payable on the earliest of repayment of the notes in full, completion of a refinancing or a sale of CMD, or April 15, 2026.

As of December 31, 2025, the outstanding principal balance is $22,751,184 and accrued interest is $7,550,333.

NOTE 16—RELATED PARTIES

Related Party Note Payable

A portion of the consideration for the acquisition of Kyle’s on September 30, 2020 was paid through the issuance of a vesting promissory note by 1847 Cabinet to Stephen Mallatt, Jr. and Rita Mallatt, officers of Kyle’s, in the principal amount of $1,260,000. On July 26, 2022, the Company and 1847 Cabinet entered into a conversion agreement with Stephen Mallatt, Jr. and Rita Mallatt pursuant to which $797,221 of the vesting note was converted into 10 common shares at a conversion price of $81,900 per share, the vesting note was cancelled, and the remaining balance of $558,734 was due by October 1, 2022. The conversion agreement was subsequently amended on multiple occasions to extend the due date, with the latest amendment extending the due date to July 30, 2023 and providing for an amendment fee of $76,784.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

On June 27, 2025, the conversion agreement and a consulting agreement, dated March 16, 2024, between the Company and Stephen Mallatt, Jr. and Rita Mallatt were cancelled, and 1847 Cabinet issued an 8% promissory note in the principal amount of $1,567,621 to Stephen Mallatt, Jr. and Rita Mallatt. The note bears interest at 8% per annum and matures on November 15, 2027, with monthly payments commencing July 15, 2025. All amounts outstanding under the note are required to be repaid in full upon a sale of CMD. The note is unsecured and contains customary events of default. The Company recognized a loss on extinguishment of debt of $458,218 in connection with the issuance of the new note.

As of December 31, 2025, the outstanding principal balance is $1,265,326.

Management Services Agreements

On April 15, 2013, the Company and the Manager entered into a management services agreement, pursuant to which the Company is required to pay the Manager a quarterly management fee equal to 0.5% of its adjusted net assets for services performed (the “Parent Management Fee”). The amount of the Parent Management Fee with respect to any fiscal quarter is (i) reduced by the aggregate amount of any management fees received by the Manager under any offsetting management services agreements with respect to such fiscal quarter, (ii) reduced (or increased) by the amount of any over-paid (or under-paid) Parent Management Fees received by (or owed to) the Manager as of the end of such fiscal quarter, and (iii) increased by the amount of any outstanding accrued and unpaid Parent Management Fees. The Company expensed $0 in Parent Management Fees for the years ended December 31, 2025 and 2024.

On May 28, 2020, 1847 Asien entered into an offsetting management services agreement with the Manager. Pursuant to the management services agreement, the Manager will provide certain services to 1847 Asien in exchange for a quarterly management fee. This fee will be the greater of $75,000 or 2% of adjusted net assets (as defined within the management services agreement). Following the assignment of all of the assets of Asien’s on February 26, 2024, the Manager ceased to provide services to 1847 Asien for quarterly management fees. 1847 Asien expensed management fees of $50,000 for the year ended December 31, 2024, which is included in discontinued operations. See Note 4—Discontinued Operations for additional information.

On August 21, 2020, 1847 Cabinet entered into an offsetting management services agreement with the Manager, which was amended on October 8, 2021. Pursuant to the amended management services agreement, the Manager will provide certain services to 1847 Cabinet in exchange for a quarterly management fee. This fee will be the greater of $125,000 or 2% of adjusted net assets (as defined within the amended management services agreement). For the years ended December 31, 2025 and 2024, 1847 Cabinet expensed management fees of $500,000 and $375,000, respectively. For the year ended December 31, 2024, $125,000 was included in discontinued operations as a result of the sale of High Mountain. See Note 4—Discontinued Operations for additional information.

On March 30, 2021, 1847 Wolo entered into an offsetting management services agreement with the Manager. Pursuant to the management services agreement, the Manager will provide certain services to 1847 Wolo in exchange for a quarterly management fee. This fee will be the greater of $75,000 or 2% of adjusted net assets (as defined within the management services agreement). 1847 Wolo expensed management fees of $300,000 for the years ended December 31, 2025 and 2024.

On February 9, 2023, 1847 ICU entered into an offsetting management services agreement with the Manager. Pursuant to the management services agreement, the Manager will provide certain services to 1847 ICU in exchange for a quarterly management fee. This fee will be the greater of $75,000 or 2% of adjusted net assets (as defined within the management services agreement). Following the sale of all of the assets of ICU Eyewear on August 5, 2024, the Manager ceased to provide services to 1847 ICU for quarterly management fees. 1847 ICU expensed management fees of $175,000 for the year ended December 31, 2024, which is included in discontinued operations. See Note 4—Discontinued Operations for additional information.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

On December 16, 2024, 1847 CMD entered into an offsetting management services agreement with the Manager. Pursuant to the management services agreement, the Manager will provide certain services to 1847 CMD in exchange for a quarterly management fee. This fee will be the greater of $75,000 or 2% of adjusted net assets (as defined within the management services agreement). 1847 CMD expensed management fees of $300,000 for the year ended December 31, 2025.

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

The profit allocation and transaction fees are included in management fees. On a consolidated basis, for the year ended December 31, 2025, the Company expensed total management fees of $1,100,000. For the year ended December 31, 2024, the Company expensed total management fees from continued operations and discontinued operations of $2,267,000 and $350,000, respectively.

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

On April 23, 2024, the Company and the Manager entered into a letter agreement regarding the timing of payment of the Distribution Receivable, pursuant to which the parties agreed to treat the Distribution Receivable as a $2,000,000 unqualified obligation of the Manager to be repaid as a credit against all future profit allocations resulting from both a Sale Event and a Holding Event payable to the Manager, all until the Distribution Receivable is fully paid, provided that, if the Distribution Receivable is not fully paid by the application of such credit or otherwise by the first to occur of (i) December 31, 2024 and (ii) the date of the sale of all or substantially all the assets (in a transaction of any form) or the liquidation, dissolution or winding up, voluntary or involuntary, of either party, then upon such date the unpaid balance shall be immediately due, payable and paid by the Manager. During the year ended December 31, 2024, the Distribution Receivable was settled in full.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

On September 30, 2024, the Company completed the sale of High Mountain (see Note 4—Discontinued Operations). The sale qualified as a sale event under the Company’s operating agreement, entitling the Manager to a 20% profit allocation of $875,000 and a transaction fee of 2.0% of the sales price, or $340,000, in accordance with the profit allocation formula outlined in the operating agreement. On December 16, 2024, the Company completed the acquisition of CMD (see Note 5—Business Combinations), entitling the Manager to a transaction fee of 2.0% of the purchase price, or $377,000. The profit allocation and transaction fees were recorded as management fees in the consolidated statements of operations.

Building Lease

See Note 12—Leases regarding the building lease for the property leased by Kyle’s from Stephen Mallat, Jr. and Rita Mallatt, officers of Kyle’s. During the years ended December 31, 2025 and 2024, the Company recognized lease expense of $90,923 and $87,106, respectively, under this related party lease.

NOTE 17—COMMITMENTS AND CONTINGENCIES

On September 4, 2025, Alpha Capital Anstalt (“Alpha Capital”) filed a complaint in the Supreme Court of the State of New York, County of New York against our company, in an action captioned Alpha Capital Anstalt v. 1847 Holdings LLC, Index No. 655245/2025. The complaint asserts a claim for breach of contract against our company based on its alleged breach of a securities purchase agreement it entered into with Alpha Capital on December 14, 2024, or the SPA. Alpha Capital alleges that we breached the implied covenant of good faith and fair dealing and Section 4.10 in the SPA by failing to take steps to have our common shares listed on another trading market after it was delisted from NYSE American. Alpha Capital alleges that, as a result of our alleged failure in that regard, it has not been able to sell or exercise the securities it acquired under the SPA and in a subsequent transaction. Alpha Capital seeks damages of at least $2 million plus its attorney’s fees, costs, and pre- and post-judgment interest and, alternatively, an order requiring us to get our common shares listed on a trading market. On October 8, 2025, we filed an answer to the complaint denying the material allegations in the complaint and asserting several affirmative defenses. The answer includes a counterclaim against Alpha Capital for our costs and attorney’s fees for defending the action pursuant to the provision in SPA providing that the prevailing party in litigation is to be awarded its attorney’s fees and costs from the other party. On January 22, 2026, the court held a Preliminary Conference and set September 18, 2026 as the deadline for Alpha Capital to file a note of issue/certificate of readiness, and the court will thereafter set a trial date. Discovery commenced on February 27, 2026. We believe we have meritorious defenses to Alpha Capital’s claims, including because our common shares commenced trading on the OTCID market on October 15, 2025. Our company intends to vigorously defend itself against Alpha Capital’s claims. Due to this litigation being in its early stage, we cannot reasonably estimate at this time the potential loss or range of loss, if any, in the event of an adverse outcome in this matter. It is possible an adverse outcome could materially adversely affect our financial condition, results of operations, and cash flows. No accrual has been recorded with respect to this legal matter.

On October 17, 2025, Matthew Miller, individually and as principal of Strategic Risk, LLC (the “Plaintiff”), filed a complaint in the U.S. District Court for the Southern District of New York in an action captioned Matthew Miller v. 1847 Holdings LLC; 1847 Partners LLC; Ellery W. Roberts; Louis Bevilacqua; Bevilacqua PLLC; Joseph D. Wilson; Eric Van Dam; Vernice Howard; Edward Tobin; Glyn Milburn; and Does 1-10, case no. 1:25-cv-08606-LAK. On October 24, 2025, Plaintiff filed an amended complaint that also named Spartan Capital Securities LLC; and Sichenzia Ross Ference Carmel LLP as defendants. On October 28, 2025, the Court sua sponte dismissed the amended complaint without prejudice and with leave to replead. On November 24, 2025, the Plaintiff filed a second amended complaint naming 1847 Holdings, LLC, 1847 Partners, LLC, Ellery W. Roberts, Louis A. Bevilacqua, Bevilacqua PLLC, and Vernice Howard as defendants and alleging claims for securities fraud, scheme liability, control person liability, and common law fraud. On February 17, 2026, 1847 Holdings, 1847 Partners, Mr. Roberts, and Ms. Howard filed a motion to dismiss the second amended complaint. The motion is now fully briefed and the parties are awaiting a ruling from the court. If the action proceeds, the company and its principals intend to defend vigorously the Plaintiff's allegations.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

NOTE 18—CONVERTIBLE PREFERRED SHARES

Series A Senior Convertible Preferred Shares

As of December 31, 2025 and 2024, the Company had 50,592 series A senior convertible preferred shares issued and outstanding. The following is a description of the rights of the series A senior convertible preferred shares.

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Conversion Rights. Each series A senior convertible preferred share, plus all accrued and unpaid dividends thereon, shall be convertible, at the option of the holder thereof, at any time and from time to time, into such number of fully paid and nonassessable common shares determined by dividing the stated value ($2.42 per share), plus the value of the accrued, but unpaid, dividends thereon, by a conversion price of $0.054 per share (subject to adjustment); provided that in no event shall the holder of any series A senior convertible preferred shares be entitled to convert any number of series A senior convertible preferred shares that upon conversion the sum of (i) the number of common shares beneficially owned by the holder and its affiliates and (ii) the number of common shares issuable upon the conversion of the series A senior convertible preferred shares with respect to which the determination of this proviso is being made, would result in beneficial ownership by the holder and its affiliates of more than 4.99% of the then outstanding common shares. This limitation may be waived (up to a maximum of 9.99%) by the holder and in its sole discretion, upon not less than sixty-one (61) days’ prior notice to the Company.

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

During the year ended December 31, 2024, 181,212 series A senior convertible preferred shares were converted into 2,437 common shares.

During the years ended December 31, 2025 and 2024, the Company accrued series A preferred share dividends of $35,505 and $144,435, respectively.

During the year ended December 31, 2024, the Company settled $130,968 of previously accrued dividends through the issuance of 625 common shares.

Series B Senior Convertible Preferred Shares

As of December 31, 2025 and 2024, no series B senior convertible preferred shares were issued and outstanding.

During the year ended December 31, 2024, the remaining 91,567 series B senior convertible preferred shares were converted into 1,523 common shares.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

During the year ended December 31, 2024, the Company accrued series B preferred share dividends of $2,509.

During the year ended December 31, 2024, the Company settled $13,299 of previously accrued dividends through the issuance of 51 common shares.

Series C Senior Convertible Preferred Shares

As of December 31, 2025 and 2024, the Company had 83,603 series C senior convertible preferred shares issued and outstanding. The following is a description of the rights of the series C senior convertible preferred shares.

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Redemption Rights. Not redeemable.

On August 22, 2024, the Company issued 83,603 series C senior convertible preferred shares as settlement of the outstanding balance of a 6% amortizing promissory note in the amount of $831,027.

During the years ended December 31, 2025 and 2024, the Company accrued series C preferred share dividends of $50,162 and $18,003, respectively.

Series D Senior Convertible Preferred Shares

As of December 31, 2025 and 2024, the Company had 6,293,022 series D senior convertible preferred shares issued and outstanding. The following is a description of the rights of the series D senior convertible preferred shares.

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

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

Redemption Rights. Not redeemable.

On June 28, 2024, the Company issued 1,966,570 series D senior convertible preferred shares in connection with the closing of the first tranche under the OID promissory note of $666,667. On July 3, 2024, the Company issued 1,376,599 series D senior convertible preferred shares in connection with the closing of the second tranche under the OID promissory note of $466,667. On July 16, 2024, the Company issued 688,298 series D senior convertible preferred shares in connection with the closing of the third tranche under the OID promissory note of $233,333. On August 12, 2024, the Company issued 1,376,599 series D senior convertible preferred shares in connection with the closing of the fourth tranche under the OID promissory note of $466,667. On August 22, 2024, the Company issued 884,956 series D senior convertible preferred shares in connection with the closing of the fifth tranche under the OID promissory note of $300,000. See Note 14—Notes Payable for additional information.

A total of $600,100 of the net proceeds were allocated to the series D senior preferred shares on a relative fair value basis.

During the years ended December 31, 2025 and 2024, the Company accrued series D preferred share dividends of $213,334 and $96,649, respectively.

Series F Convertible Preferred Shares

As of December 31, 2025 and 2024, the Company had 1,027 and 0 series F convertible preferred shares issued and outstanding, respectively. The following is a description of the rights of the series F convertible preferred shares.

Ranking. The series F convertible preferred shares rank, with respect to the payment of dividends and the distribution of assets upon liquidation, (i) senior to all common shares, allocation shares, series C senior convertible preferred shares, series D senior convertible preferred shares and each other class or series that is not expressly made senior to or on parity with the series F convertible preferred shares; (ii) on parity with each other class or series that is not expressly subordinated or made senior to the series F convertible preferred shares; and (iii) junior to the series A senior convertible preferred shares, all indebtedness and other liabilities with respect to assets available to satisfy claims against the Company and each other class or series that is expressly made senior to the series F convertible preferred shares.

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

DECEMBER 31, 2025 AND 2024

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

Conversion Rights. Each series F convertible preferred share shall be convertible, at the option of the holder thereof, at any time and from time to time, into such number of fully paid and nonassessable common shares determined by dividing the stated value ($1,000 per share) by the conversion price of $0.1549 per share. The conversion price is subject to standard adjustments in the event of any share splits, share combinations, share reclassifications, dividends paid in common shares, sales of substantially all of the Company’s assets, mergers, consolidations or similar transactions, as well as for subsequent issuances of common shares, or securities convertible into or exercisable or exchangeable for common shares, at a price below the then conversion price; provided that a holder shall not be entitled to utilize a conversion price of less than $0.01 (subject to standard adjustments for share splits, share combinations, recapitalizations and similar transactions). Notwithstanding the foregoing, the Company shall not effect any conversion of the series F convertible preferred shares, and a holder shall not have the right to convert any portion of the series F convertible preferred shares, to the extent that, after giving effect to the conversion, such holder (together with such holder’s affiliates) would beneficially own in excess of 4.99% of the number of common shares outstanding immediately after giving effect to the issuance of common shares issuable upon conversion. This limitation may be waived (up to a maximum of 9.99%) by the holder in its sole discretion upon not less than sixty-one (61) days’ prior notice to the Company.

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

NOTE 19—SHAREHOLDERS’ DEFICIT

Allocation Shares

As of December 31, 2025 and 2024, the Company had authorized and outstanding 1,000 allocation shares. The allocation shares do not entitle the holder thereof to vote on any matter relating to the Company other than in connection with amendments to the Company’s operating agreement and in connection with certain other corporate transactions as specified in the operating agreement.

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

As of December 31, 2025 and 2024, the Company was authorized to issue 2,000,000,000 and 500,000,000 common shares, respectively, and had 61,918,659 and 25,400,386 common shares issued and outstanding, respectively.

On July 18, 2025, 15 common shares were cancelled by the holder thereof.

On August 29, 2025, the Company issued 1,420,000 common shares with a fair value of $100,394 to a consultant for services rendered.

During the year ended December 31, 2025, the Company issued an aggregate of 8,221,126 common shares upon the conversion of a convertible promissory note totaling $324,590.

During the year ended December 31, 2025, the Company issued an aggregate of 13,277,162 common shares upon the cashless exercise of pre-funded warrants and an aggregate of 13,600,000 common shares upon the cashless exercise of series A warrants issued in December 2024, resulting in extinguishment of warrant liabilities of $254,700.

On February 9, 2024, the Company entered into a securities purchase agreement with certain purchasers and a placement agency agreement with Spartan Capital Securities, LLC (“Spartan”), pursuant to which the Company agreed to issue and sell to such purchasers an aggregate of 9,364 common shares and pre-funded warrants for the purchase of 16,280 common shares at an offering price of $195.00 per common share and $193.05 per pre-funded warrant, pursuant to the Company’s effective registration statement on Form S-1 (File No. 333-276670). On February 14, 2024, the closing of this offering was completed. At closing, the purchasers prepaid the exercise price of the pre-funded warrants in full. Therefore, the Company received total gross proceeds of $5 million. Pursuant to the placement agency agreement, Spartan received a cash transaction fee equal to 8% of the aggregate gross proceeds and reimbursement of certain out-of-pocket expenses. After deducting these and other related expenses, the Company received net proceeds of approximately $4.4 million.

On October 28, 2024, the Company entered into a securities purchase agreement with certain purchasers and a placement agency agreement with Spartan, as placement agent, relating to the Company’s public offering of units. Pursuant to the securities purchase agreement and the placement agency agreement, the Company agreed to issue and sell to the purchasers an aggregate of 587,306 units, at a purchase price of $18.90 per unit, for total gross proceeds of approximately $11.1 million, pursuant to the Company’s registration statement on Form S-1 (File No. 333-282201) under the Securities Act of 1933, as amended. The units are comprised of (i) 587,306 common shares, (ii) series A warrants to purchase 587,306 common shares at an exercise price of $28.50 per share and (iii) series B warrants to purchase 587,306 common shares at an exercise price of $37.80 per share. On October 30, 2024, the closing of the offering was completed. Pursuant to the placement agency agreement, Spartan received a cash transaction fee equal to 8% of the aggregate gross proceeds and reimbursement of certain out-of-pocket expenses. After deducting these and other related expenses, the Company received net proceeds of approximately $9.9 million.

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

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

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

Warrants

Warrants Issued in Public Equity Offering – February 2024

On February 14, 2024, the Company closed a public equity offering pursuant to a securities purchase agreement with certain purchasers and a placement agency agreement with Spartan, pursuant to which the Company issued pre-funded warrants to purchase of 16,280 common shares at an exercise price of $1.95 per share.

The Company evaluated the pre-funded warrants for classification as equity or liability instruments in accordance with ASC 480 and ASC 815-40. The Company determined the pre-funded warrants failed the indexation guidance under ASC 815-40 because the warrants provide for a Black-Scholes value calculation upon certain fundamental transactions that include a volatility floor of 100% or greater. This provision introduces leverage to the holders that could result in a settlement value exceeding that of a fixed-for-fixed option on the Company’s own equity, and therefore the pre-funded warrants do not qualify for equity classification. Accordingly, the pre-funded warrants were recorded at fair value upon issuance as a liability and remeasured at each reporting period with changes in fair value recognized in the consolidated statements of operations (see Note 13—Fair Value Measurements).

The initial fair value of the warrant liability was determined using the Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 149.05%; (iii) risk-free interest rate of 4.86%; (iv) expected life of one year; (v) estimated fair value of the common shares of $380.25 per share; and (vi) exercise price of $1.95 per share.

Warrants Issued in Private Placement with 20% OID Promissory Note

On May 8, 2024, the Company issued five-year warrants to purchase 477 common shares at an adjusted exercise price of $524.55 per share (subject to standard adjustments as defined in the warrant agreement). Additionally, the Company issued a five-year warrant to the placement agent, Spartan, to purchase 39 common shares at an adjusted exercise price of $577.05 per share (subject to standard adjustments as defined in the warrant agreement). The warrants are exercisable beginning six months after the date of issuance.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

The Company evaluated the warrants for classification as equity or liability instruments in accordance with ASC 480 and ASC 815-40. The Company determined that the warrants failed the indexation guidance under ASC 815-40 because the warrants provide for a Black-Scholes value calculation upon certain fundamental transactions that include a volatility floor of 100% or greater. This provision introduces leverage to the holders that could result in a settlement value exceeding that of a fixed-for-fixed option on the Company’s own equity, and therefore the warrants do not qualify for equity classification. Accordingly, the warrants were recorded at fair value upon issuance as a liability and remeasured at each reporting period with changes in fair value recognized in the consolidated statements of operations (see Note 13—Fair Value Measurements). The warrants issued to the placement agent were classified as equity.

The initial fair value of the warrant liability was determined using the Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 160.8%; (iii) risk-free interest rate of 4.50%; (iv) expected life of 5.5 years; (v) estimated fair value of the common shares of $468 per share; and (vi) exercise price of $524.55 per share.

The remaining proceeds were allocated to the placement agent warrants and promissory note based on their relative fair values. The fair value of the placement agent warrants was determined using the Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 160.8%; (iii) risk-free interest rate of 4.50%; (iv) expected life of 5.5 years; (v) estimated fair value of the common shares of $468 per share; and (vi) exercise price of $577.05 per share. The fair value of the placement agent warrants was $16,800, of which $7,573 was allocated based on relative fair value and recorded as additional paid-in capital.

Series A and Series B Warrants Issued in Public Equity Offering – October 2024

On October 30, 2024, the Company closed a public equity offering pursuant to a securities purchase agreement with certain purchasers and a placement agency agreement with Spartan, pursuant to which the Company issued series A warrants to purchase 587,306 common shares and series B warrants to purchase 587,306 common shares.

The series A warrants are exercisable at any time at an exercise price of $28.50 per share and expire five years from the date of issuance. The series B warrants are exercisable at any time at an exercise price of $37.80 per share and expire five years from the date of issuance. The series A warrants include an alternate cashless exercise option pursuant to which holders may receive a number of common shares equal to the product of (i) the aggregate number of common shares that would be issuable upon a cash exercise of the series A warrants and (ii) 2.0. In addition, the series A and B warrants contain a reset of the exercise price to a price equal to the lesser of (i) the then exercise price and (ii) lowest volume weighted-average price for the five trading days immediately preceding and immediately following the date the Company effects a reverse share split in the future with a proportionate adjustment to the number of shares underlying the series A warrants and the series B warrants, subject to a floor price of $1.50. In addition, the series B warrants contain a down round feature providing for an adjustment to the exercise price and number of underlying shares upon the Company’s issuance of common shares or common share equivalents at a price below the then-current exercise price, subject to a floor price of $1.50.

The Company evaluated the warrants for classification as equity or liability instruments in accordance with ASC 480 and ASC 815-40. The Company determined that the warrants failed the indexation guidance under ASC 815-40 due to (i) the alternate cashless exercise option in the series A warrants and (ii) the reset provision following a reverse share split applicable to both the series A and series B warrants, subject to a floor price of $1.50. These provisions introduce leverage to the holders that could result in a settlement value exceeding that of a fixed-for-fixed option on the Company’s own equity, and therefore the warrants do not qualify for equity classification. Accordingly, the warrants were recorded at fair value upon issuance as a liability and remeasured at each reporting period with changes in fair value recognized in the consolidated statements of operations (see Note 13—Fair Value Measurements).

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

The initial fair value of the warrant liabilities was determined using a Geometric Brownian Motion Stock Monte Carlo Simulation model with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 201.96%; (iii) risk-free interest rate of 4.05%; (iv) maximum term of five years; (v) estimated fair value of the series A warrants of $83.73 per share and an estimated fair value of the series B warrants of $29.75 per share; and (vi) various probability assumptions.

On March 11, 2025, the exercise price of the series A warrants was reduced to $0.81 per share with a proportionate increase in the number of series A warrants outstanding to 632,990, each exercisable for two common shares, representing an aggregate of 1,265,980 common shares. On March 25, 2025, the Company entered into cancellation and exchange agreements with the remaining holders of the series A warrants issued on October 30, 2024, pursuant to which such holders agreed to exchange such warrants for an aggregate of 1,027 series F convertible preferred shares. See Note 18—Convertible Preferred Shares for additional information.

On March 11, 2025, the exercise price of the series B warrants was adjusted to $0.54 per share and the number of series B warrants was proportionally increased to 41,111,053.

Series A and Series B Warrants Issued in Private Equity Offering – December 2024

On December 16, 2024, the Company closed a private equity offering pursuant to a securities purchase agreement with certain purchasers and a placement agency agreement with Spartan, pursuant to which the Company issued (i) pre-funded warrants to purchase 38,873,908 common shares, (ii) series A warrants to purchase 42,311,118 common shares, and (iii) series B warrants to purchase 42,311,118 common shares.

The pre-funded warrants are exercisable at any time following shareholder approval until exercised in full at an exercise price of $0.01 per share, which has been pre-paid in full by the purchasers. The exercise price and number of shares issuable upon exercise are subject to adjustment for share dividends, share splits, share combinations, reclassifications, and similar events. The pre-funded warrants issued to the placement agent were classified as equity.

The series A warrants are exercisable at an exercise price of $0.81 per share and the series B warrants are exercisable at an exercise price of $0.54 per share, in each case subject to adjustment and following shareholder approval. The series A and series B warrants expire five years from the later of (i) the date shareholder approval is obtained and (ii) the earlier of the date the initial registration statement registering the underlying shares for resale is declared effective or the date such shares may be sold without restriction pursuant to Rule 144. The series A and series B warrants may be exercised on a cashless basis if no effective registration statement is available with respect to the underlying shares.

The series A warrants include an alternate cashless exercise option pursuant to which holders may receive a number of common shares equal to the product of (i) the number of shares issuable upon a cash exercise of the series A warrants and (ii) 1.25. The series A and series B warrants are also subject to the following exercise price reset provisions:

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

DECEMBER 31, 2025 AND 2024

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

In no event will the exercise prices of the series A and series B warrants be reduced below the floor price of $0.054 (subject to shareholder approval). Upon each share combination event the floor price will be reduced by 50% and will continue to be so adjusted for each subsequent share combination event.

The Company evaluated the series A and series B warrants for classification as equity or liability instruments in accordance with ASC 480 and ASC 815-40. The Company determined that the warrants failed the indexation guidance under ASC 815-40 due to (i) the alternate cashless exercise option in the series A warrants, (ii) the share combination reset provision applicable to both the series A and series B warrants, subject to a floor price that resets after each share combination event, and (iii) the registration reset provision applicable to both the Series A and Series B warrants, subject to a floor price of $0.054. These provisions introduce leverage to the holders that could result in a settlement value exceeding that of a fixed-for-fixed option on the Company’s own equity, and therefore the warrants do not qualify for equity classification. Accordingly, the warrants were recorded at fair value upon issuance as a liability and remeasured at each reporting period with changes in fair value recognized in the consolidated statements of operations (see Note 13—Fair Value Measurements).

The initial fair value of the warrant liabilities was determined using a Geometric Brownian Motion Stock Monte Carlo Simulation model with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 196.59%; (iii) risk-free interest rate of 4.16%; (iv) maximum term of five years; (v) estimated fair value of the series A warrants of $1.22 per share and an estimated fair value of the series B warrants of $0.65 per share; and (vi) various probability assumptions.

On October 15, 2025, the exercise prices of the series A and series B warrants were adjusted to $0.054 per share and the number of series A warrants and series B warrants was proportionally increased to 634,666,770 and 423,111,180, respectively.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Exercise Price Adjustments

In addition to the adjustments described above, the following warrant exercise price adjustments occurred during the years ended December 31, 2025 and 2024.

On February 14, 2024, as a result of the public equity offering, the exercise price of certain outstanding warrants was adjusted to $1.95 pursuant to antidilution provisions contained in such warrants. The Company recognized a deemed dividend of $1,000 in connection with this adjustment, calculated using a Black-Scholes option pricing model.

On November 11, 2024, as a result of the 1-for-15 reverse share split, the exercise price of the series A and series B warrants issued in the October 2024 offering was adjusted to $1.50 and the number of underlying shares was increased by 22,184,090 pursuant to antidilution provisions contained in such warrants.

On December 16, 2024, as a result of the private equity offering, the exercise price of certain outstanding warrants was adjusted to $0.27 pursuant to antidilution provisions contained in such warrants.

On March 11, 2025, as a result of shareholder approval, the exercise price of the series B warrants was adjusted to $0.54 per share and the number of series B warrants was proportionally increased to 41,111,053.

On October 15, 2025, as a result of the registration reset, the exercise prices of the series A and series B warrants were adjusted to $0.054 per share and the number of series A warrants and series B warrants was proportionally increased to 634,666,770 and 423,111,180, respectively.

The following table summarizes the changes in warrants outstanding during the years ended December 31, 2025 and 2024:

	Warrants	Weighted-Average Exercise Price
Outstanding as of December 31, 2023	706	$6,597.35
Granted	124,687,552	0.48
Adjustments(1)	22,184,090	1.50
Exercised	(8,233,183)	(1.50)
Outstanding as of December 31, 2024	138,639,165	0.61
Adjustments(2)	999,757,963	0.07
Exercised/settled	(24,790,152)	(0.05)
Outstanding as of December 31, 2025	1,113,606,976	$0.08
Exercisable as of December 31, 2025	1,113,606,955	$0.07

(1)	As previously described, as a result of antidilution provisions and share combination events, the exercise prices of certain warrants were decreased with the number of underlying shares proportionally increased by 22,184,090.

(2)	As previously described, as a result of the registration reset applicable to the December 2024 series A and B warrants and shareholder approval to the October 2024 series A and B warrants, the exercise prices were decreased with the number of underlying shares proportionally increased by 999,757,963.

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

As of December 31, 2025, the outstanding warrants have a weighted average remaining contractual life of 4.65 years and a total intrinsic value of $19,036,919.

NOTE 20—INCOME TAXES

As of December 31, 2025, the Company has net operating loss carryforwards of approximately $5.0 million available to reduce future taxable income indefinitely. The related deferred tax assets have not been recognized in these consolidated financial statements as their realization is not considered probable. Accordingly, the Company has recorded a full valuation allowance against the deferred tax assets relating to these net operating loss carryforwards.

For the year ended December 31, 2025, the Company’s net deferred tax liability includes a naked credit attributable to a temporary difference arising from an indefinite-lived intangible asset. This naked credit represents a deferred tax liability related to an indefinite-lived asset that cannot be offset by deferred tax assets related to definite-lived assets. Pursuant to the Tax Cuts and Jobs Act of 2017, up to 80% of net operating loss carryforwards generated after December 31, 2017 may be used to offset this liability. The remaining portion of the deferred tax liability cannot be offset by definite-lived deferred tax assets.

Deferred income taxes reflect the net tax effects of temporary differences between the amounts recorded for financial reporting purposes and the amounts used for tax purposes.

The components of the provision for income taxes for the years ended December 31, 2025 and 2024 consist of the following:

	December 31, 2025	December 31, 2024
Current federal and state	$2,300,000	$65,000
Deferred federal and state	53,000	(767,000)
Total provision (benefit) for income taxes	$2,353,000	$(702,000)

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate for the years ended December 31, 2025 and 2024 is as follows:

	December 31, 2025	December 31, 2024
Federal tax	21.4%	21.0%
State tax	0.0%	0.1%
Return to provision	0.9%	0.0%
Valuation allowance	0.3%	(0.2)%
Nontaxable partnership income	(19.1)%	(20.2)%
Effective income tax rate	3.5%	0.7%

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

The significant components of deferred tax assets and liabilities as of December 31, 2025 and 2024 are as follows:

	December 31, 2025	December 31, 2024
Deferred tax assets
Inventory obsolescence	$59,000	$105,000
Allowance for credit losses	23,000	–
Sales return reserve	27,000	27,000
Business interest limitation	2,183,000	2,169,000
Lease liabilities	415,000	448,000
Accrued expenses	–	220,000
Loss carryforward	1,065,000	596,000
Valuation allowance	(3,103,000)	(2,661,000)
Total deferred tax assets	$669,000	$904,000

Deferred tax liabilities
Fixed assets	$(125,000)	$(180,000)
Construction contracts	(668,000)	(305,000)
Right-of-use assets	(400,000)	(435,000)
Other	(568,000)	–
Intangibles	(2,493,000)	(2,701,000)
Receivables	–	(933,000)
Total deferred tax liabilities	$(4,254,000)	$(4,554,000)

Total net deferred tax liabilities	$(3,585,000)	$(3,650,000)

NOTE 21—EARNINGS (LOSS) PER SHARE

The following table presents the reconciliation of net income (loss) attributable to common shareholders in computing basic net income (loss) per share of common share:

	Years Ended December 31,
	2025	2024
Net income (loss) attributable to common shareholders from continuing operations	$66,405,574	$(106,813,939)
Net income (loss) attributable to common shareholders from discontinued operations	(921,772)	6,553,177
Net income (loss) attributable to common shareholders	$65,483,802	$(100,260,762)

Weighted-average common shares – basic	36,902,227	2,660,302

Basic earnings (loss) per common share from continuing operations	$1.80	$(40.15)
Basic earnings (loss) per common share from discontinued operations	(0.02)	2.46
Basic earnings (loss) per common share attributable to common shareholders	$1.78	$(37.69)

1847 HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

The following table presents the reconciliation of net income (loss) attributable to common shareholders to net income used in computing dilutive net income (loss) per share of common share:

	Years Ended December 31,
	2025	2024
Net income (loss) attributable to common shareholders from continuing operations	$66,418,074	$(106,813,939)
Net income (loss) attributable to common shareholders from discontinued operations	(921,772)	6,553,177
Net income (loss) attributable to common shareholders	$65,496,302	$(100,260,762)

Net loss adjustments attributable to common shareholders from continuing operations	(73,642,988)	–
Adjusted net income (loss) attributable to common shareholders	$(8,146,686)	$(100,260,762)

Weighted-average common shares – basic	36,902,227	2,660,302
Effect on dilutive securities	931,003,819	–
Weighted-average common shares – dilutive	967,906,046	2,660,302

Dilutive loss per common share from continuing operations	$(0.01)	$(40.15)
Dilutive earnings (loss) per common share from discontinued operations	(0.00)	2.46
Dilutive loss per common share attributable to common shareholders	$(0.01)	$(37.69)

For the years ended December 31, 2025 and 2024, there were 636,783,430 and 230,277,102, respectively, potential common share equivalents from warrants, convertible preferred shares, and convertible notes excluded from the diluted earnings per share calculations as their effect is anti-dilutive.

NOTE 22—SUBSEQUENT EVENTS

Subsequent to December 31, 2025, holders exercised 2,700,000 series A warrants (See Note 19) for 3,375,000 common shares.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2026	1847 HOLDINGS LLC

/s/ Ellery W. Roberts
	Name:	Ellery W. Roberts
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Vernice L. Howard
	Name:	Vernice L. Howard
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Ellery W. Roberts	Chairman and Chief Executive Officer	March 31, 2026
Ellery W. Roberts	(principal executive officer)

/s/ Vernice L. Howard	Chief Financial Officer	March 31, 2026
Vernice L. Howard	(principal financial and accounting officer)

/s/ Robert D. Barry	Director	March 31, 2026
Robert D. Barry

/s/ Michele A. Chow-Tai	Director	March 31, 2026
Michele A. Chow-Tai

/s/ Clark R. Crosnoe	Director	March 31, 2026
Clark R. Crosnoe

/s/ Paul A. Froning	Director	March 31, 2026
Paul A. Froning

/s/ Lawrence X. Taylor	Director	March 31, 2026
Lawrence X. Taylor