Form 10-Q
period 2026-03-31
1847 Holdings LLC
filed 2026-05-15
CIK 1599407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2026

or

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

Large accelerated filer☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

As of May 14, 2026, there were 65,293,659 common shares of the registrant issued and outstanding.

1847 HOLDINGS LLC

Quarterly Report on Form 10-Q

 Period Ended March 31, 2026

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

1847 HOLDINGS LLC

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
ASSETS	(unaudited)

Current Assets
Cash and cash equivalents	$534,868	$263,691
Accounts receivable, net	891,743	702,238
Contract assets	60,258	121,577
Inventories, net	277,684	230,382
Prepaid expenses and other current assets	71,909	79,211
Current assets held-for-sale	29,053,475	13,203,694
Total Current Assets	30,889,937	14,600,793

Property and equipment, net	249,074	318,321
Operating lease right-of-use assets	393,988	425,364
Long-term deposits	13,342	13,342
Intangible assets, net	1,727,096	1,772,546
Noncurrent assets held-for-sale	–	17,033,290
TOTAL ASSETS	$33,273,437	$34,163,656

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$15,919,760	$14,436,930
Contract liabilities	122,969	54,882
Current portion of operating lease liabilities	140,103	154,098
Current portion of finance lease liabilities	195,214	192,505
Current portion of notes payable, net	6,446,294	6,473,178
Current portion of convertible notes payable	22,751,184	22,751,184
Current portion of related party note payable	654,898	641,972
Warrant liabilities	9,669,800	8,424,500
Current liabilities held-for-sale	9,186,798	4,537,471
Total Current Liabilities	65,087,020	57,666,720

Operating lease liabilities, net of current portion	264,708	301,233
Finance lease liabilities, net of current portion	180,861	230,693
Related party note payable, net of current portion	454,702	623,354
Deferred tax liabilities, net	171,000	233,000
Noncurrent liabilities held-for-sale	–	4,496,493
TOTAL LIABILITIES	66,158,291	63,551,493

Shareholders’ Deficit
Series A senior convertible preferred shares, no par value, 4,450,460 shares designated; 50,592 shares issued and outstanding as of March 31, 2026 and December 31, 2025	39,877	39,877
Series C senior convertible preferred shares, no par value, 83,603 shares designated; 83,603 shares issued and outstanding as of March 31, 2026 and December 31, 2025	403,470	403,470
Series D senior convertible preferred shares, no par value, 7,292,036 shares designated; 6,293,022 shares issued and outstanding as of March 31, 2026 and December 31, 2025	600,100	600,100
Series F convertible preferred shares, no par value, 1,027 shares designated; 1,027 shares issued and outstanding as of March 31, 2026 and December 31, 2025	1,138,332	1,138,332
Allocation shares, 1,000 shares authorized; 1,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025	1,000	1,000
Common shares, $0.001 par value, 2,000,000,000 shares authorized; 65,293,659 and 61,918,659 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	65,294	61,919
Additional paid-in capital	80,068,583	80,046,958
Accumulated deficit	(113,085,628)	(109,599,852)
TOTAL 1847 HOLDINGS SHAREHOLDERS’ DEFICIT	(30,768,972)	(27,308,196)
NONCONTROLLING INTERESTS	(2,115,882)	(2,079,641)
TOTAL SHAREHOLDERS’ DEFICIT	(32,884,854)	(29,387,837)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$33,273,437	$34,163,656

The accompanying notes are an integral part of these condensed consolidated financial statements.

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
Revenues	$1,168,408	$2,770,791

Operating Expenses
Cost of revenues	753,437	1,540,346
Personnel	279,139	394,360
Depreciation and amortization	114,697	129,330
General and administrative	458,246	677,955
Professional fees	362,092	1,443,700
Total Operating Expenses	1,967,611	4,185,691

LOSS FROM OPERATIONS	(799,203)	(1,414,900)

Other Income (Expense)
Other expense	(11,319)	–
Gain on disposal of property and equipment	–	53,554
Interest expense	(1,669,832)	(1,229,506)
Amortization of debt discounts	(159,295)	(465,050)
Loss on extinguishment of debt	–	(2,301,198)
Loss on change in fair value of derivative liabilities	–	(35,000)
Gain (loss) on change in fair value of warrant liabilities	(1,270,300)	3,669,798
Total Other Expense	(3,110,746)	(307,402)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(3,909,949)	(1,722,302)
Income tax benefit	62,000	94,000
NET LOSS FROM CONTINUING OPERATIONS	$(3,847,949)	$(1,628,302)

NET INCOME FROM DISCONTINUED OPERATIONS	399,658	1,212,349
NET LOSS	$(3,448,291)	$(415,953)

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS FROM CONTINUING OPERATIONS	36,241	12,852
NET LOSS ATTRIBUTABLE TO 1847 HOLDINGS	$(3,412,050)	$(403,101)

NET LOSS FROM CONTINUING OPERATIONS ATTRIBUTABLE TO 1847 HOLDINGS	(3,811,708)	(1,615,450)
NET INCOME FROM DISCONTINUED OPERATIONS ATTRIBUTABLE TO 1847 HOLDINGS	399,658	1,212,349
NET LOSS ATTRIBUTABLE TO 1847 HOLDINGS	$(3,412,050)	$(403,101)

PREFERRED SHARE DIVIDENDS	(73,726)	(73,726)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(3,485,776)	$(476,827)

BASIC AND DILUTED LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS	$(0.06)	$(0.06)
BASIC AND DILUTED EARNINGS PER COMMON SHARE FROM DISCONTINUED OPERATIONS	0.01	0.04
BASIC AND DILUTED LOSS PER COMMON SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(0.05)	$(0.02)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	64,189,492	26,273,917

The accompanying notes are an integral part of these condensed consolidated financial statements.

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

	Series A Senior Convertible Preferred Shares		Series C Senior Convertible Preferred Shares		Series D Senior Convertible Preferred Shares		Series F Convertible Preferred Shares		Allocation	Common Shares		Additional Paid-In	Accumulated	Non Controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Shares	Amount	Capital	Deficit	Interests	Deficit
Balance at December 31, 2025	50,592	$39,877	83,603	$403,470	6,293,022	$600,100	1,027	$1,138,332	$1,000	61,918,659	$61,919	$80,046,958	$(109,599,852)	$(2,079,641)	$(29,387,837)
Issuance of common shares upon cashless exercise of warrants	–	–	–	–	–	–	–	–	–	3,375,000	3,375	(3,375)	–	–	–
Extinguishment of warrant liabilities upon exercise of warrants	–	–	–	–	–	–	–	–	–	–	–	25,000	–	–	25,000
Dividends – series A convertible preferred shares	–	–	–	–	–	–	–	–	–	–	–	–	(8,755)	–	(8,755)
Dividends – series C convertible preferred shares	–	–	–	–	–	–	–	–	–	–	–	–	(12,369)	–	(12,369)
Dividends – series D convertible preferred shares	–	–	–	–	–	–	–	–	–	–	–	–	(52,602)	–	(52,602)
Net loss	–	–	–	–	–	–	–	–	–	–	–	–	(3,412,050)	(36,241)	(3,448,291)
Balance at March 31, 2026	50,592	$39,877	83,603	$403,470	6,293,022	$600,100	1,027	$1,138,332	$1,000	65,293,659	$65,294	$80,068,583	$(113,085,628)	$(2,115,882)	$(32,884,854)

	Series A Senior Convertible Preferred Shares		Series C Senior Convertible Preferred Shares		Series D Senior Convertible Preferred Shares		Series F Convertible Preferred Shares		Allocation	Common Shares		Additional Paid-In	Accumulated	Non Controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Shares	Amount	Capital	Deficit	Interests	Deficit
Balance at December 31, 2024	50,592	$39,877	83,603	$403,470	6,293,022	$600,100	–	$–	$1,000	25,400,386	$25,400	$79,403,793	$(175,096,154)	$(1,843,523)	$(96,466,037)
Issuance of common shares upon conversion of convertible notes payable	–	–	–	–	–	–	–	–	–	1,139,388	1,140	255,450	–	–	256,590
Issuance of series F preferred shares upon settlement of series A warrants	–	–	–	–	–	–	1,027	1,138,332	–	–	–	–	–	–	1,138,332
Dividends – series A convertible preferred shares	–	–	–	–	–	–	–	–	–	–	–	–	(8,755)	–	(8,755)
Dividends – series C convertible preferred shares	–	–	–	–	–	–	–	–	–	–	–	–	(12,369)	–	(12,369)
Dividends – series D convertible preferred shares	–	–	–	–	–	–	–	–	–	–	–	–	(52,602)	–	(52,602)
Net loss	–	–	–	–	–	–	–	–	–	–	–	–	(403,101)	(12,852)	(415,953)
Balance at March 31, 2025	50,592	$39,877	83,603	$403,470	6,293,022	$600,100	1,027	$1,138,332	$1,000	26,539,774	$26,540	$79,659,243	$(175,572,981)	$(1,856,375)	$(95,560,794)

The accompanying notes are an integral part of these condensed consolidated financial statements.

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,448,291)	$(415,953)
Net income from discontinued operations	(399,658)	(1,212,349)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on disposal of property and equipment	–	(53,554)
Loss on extinguishment of debt	–	2,301,198
Loss on change in fair value of derivative liabilities	–	35,000
(Gain) loss on change in fair value of warrant liabilities	1,270,300	(3,669,798)
Deferred taxes	(62,000)	(97,000)
Provision for credit losses	–	(1,427)
Inventory reserve	(79,200)	–
Depreciation and amortization	114,697	129,330
Amortization of debt discounts	159,295	465,050
Amortization of right-of-use assets	31,376	108,417
Changes in operating assets and liabilities:
Accounts receivable	(189,505)	(375,240)
Contract assets	61,319	(6,680)
Inventories	31,898	99,559
Prepaid expenses and other current assets	7,302	90,980
Accounts payable and accrued expenses	3,145,105	3,102,560
Contract liabilities	68,087	(15,047)
Operating lease liabilities	(50,520)	(114,577)
Net cash provided by operating activities from continuing operations	660,205	370,469
Net cash provided by operating activities from discontinued operations	197,991	385,281
Net cash provided by operating activities	858,196	755,750

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the disposal of property and equipment	–	62,000
Net cash provided by investing activities from continuing operations	–	62,000
Net cash used in investing activities from discontinued operations	(16,053)	(18,240)
Net cash provided by (used in) investing activities	(16,053)	43,760

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from notes payable	619,000	–
Repayments of notes payable and finance lease liabilities	(852,302)	(1,101,270)
Repayments of related party note payable	(155,726)	–
Net cash used in financing activities from continuing operations	(389,028)	(1,101,270)
Net cash used in financing activities from discontinued operations	(2,943)	(1,056,698)
Net cash used in financing activities	(391,971)	(2,157,968)

NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH FROM CONTINUING OPERATIONS	271,177	(668,801)

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Beginning of the period	263,691	2,162,412
End of the period	$534,868	$1,493,611

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$534,868	$134,643
Restricted cash	–	1,358,968
Total cash, cash equivalents, and restricted cash	$534,868	$1,493,611

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$530,057	$9,267
Cash paid for income taxes	$–	$–

NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued dividends on series A preferred shares	$8,755	$8,755
Accrued dividends on series C preferred shares	$12,369	$12,369
Accrued dividends on series D preferred shares	$52,602	$52,602
Issuance of common shares upon cashless exercise of warrants	$3,375	$–
Extinguishment of warrant liability upon exercise of warrants	$25,000	$–
Debt discount on notes payable	$380,000	$–
Issuance of common shares upon conversion of convertible notes payable and accrued interest	$–	$256,590
Operating lease right-of-use asset and liability measurement	$–	$97,379

The accompanying notes are an integral part of these condensed consolidated financial statements.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

NOTE 1—BASIS OF PRESENTATION AND OTHER INFORMATION

The accompanying unaudited condensed consolidated financial statements of 1847 Holdings LLC (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. They do not include all the information and footnotes required by GAAP for complete financial statements. The December 31, 2025 consolidated balance sheet data was derived from audited financial statements but do not include all disclosures required by GAAP. The interim unaudited condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2026. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

Assets Held-For-Sale and Discontinued Operations

CMD

In the first quarter of 2026, the Company received approval from the Board to engage in an active program to sell CMD Inc. and CMD Finish Carpentry LLC (collectively referred to as “CMD”), which makes up the CMD Segment within the Company’s Construction operations.

The Company evaluated whether its intent to sell CMD qualifies for reporting as discontinued operations in accordance with Accounting Standards Codification (“ASC”) 205-20, “Discontinued Operations.” A disposal of a component or a group of components is reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on the Company’s operations and financial results when the following occurs: (1) a component (or group of components) meets the criteria to be classified as held for sale; (2) the component or group of components is disposed of by sale; or (3) the component or group of components is disposed of other than by sale (for example, by abandonment or in a distribution to owners in a spin-off). For any component classified as held-for-sale or disposed of by sale or other than by sale, qualifying for presentation as a discontinued operation, the Company reports the results of operations of the discontinued operations (including any gain or loss recognized on the disposal or loss recognized on classification as held-for-sale of a discontinued operation), less applicable income taxes (benefit), as a separate component in the consolidated statement of operations for all periods presented. The Company also reports assets and liabilities associated with discontinued operations as separate line items on the consolidated balance sheet for all periods presented.

The Company determined that its decision to sell CMD is considered a strategic shift that will have a major effect on the Company’s operations and financial results and met the criteria for classification as discontinued operations. As a result, the assets and liabilities of CMD are presented as held-for-sale in the unaudited condensed consolidated balance sheets and the operating results are presented as discontinued operations in the unaudited condensed consolidated statements of operations for all periods presented. Unless otherwise noted, amounts and disclosures throughout these notes to the condensed consolidated financial statements relate solely to continuing operations and exclude all discontinued operations. See Note 3—Discontinued Operations for additional information.

Wolo

During the first quarter of 2025, the Company classified the assets and liabilities of Wolo Mfg. Corp. and Wolo Industrial Horn & Signal, Inc. (collectively referred to as “Wolo”) as held-for-sale. In the fourth quarter of 2025, the Company determined that Wolo no longer met the criteria for held-for-sale classification due to a change in management’s intent, as the Company decided to retain and rebuild Wolo’s operations. Accordingly, the assets and liabilities of Wolo were reclassified from held-for-sale. The results of Wolo’s operations are included within continuing operations for all periods presented in these condensed consolidated financial statements.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Reclassifications

Certain prior period amounts related to discontinued operations have been reclassified and separately presented in the condensed consolidated financial statements and accompanying notes to conform to the current period financial statement presentation.

Recently Adopted Accounting Pronouncements

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASU”) 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets,” which introduces a practical expedient for the application of the current expected credit loss model to current accounts receivable and contract assets. The amendment is effective for interim and annual periods beginning after December 15, 2025, with early adoption permitted. This amendment is to be applied on a prospective basis. The Company adopted ASU 2025-05 effective January 1, 2026, which did not have a material impact on the Company’s condensed consolidated financial statements.

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

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements.” ASU 2025-11 clarifies and improves existing interim reporting guidance by consolidating disclosure requirements within Topic 270 and introducing a disclosure principle requiring entities to disclose events and changes occurring after the most recent annual reporting period that are expected to have a material effect on the entity’s financial condition or results of operations. The ASU does not introduce significant changes to recognition or measurement guidance. The amendments in ASU 2025-11 are effective for interim reporting periods within fiscal years beginning after December 15, 2027, with early adoption permitted. ASU 2025-11 allows for either a prospective or retrospective approach on adoption. The Company is currently evaluating the impact this standard will have on its condensed consolidated financial statements.

The Company currently believes there are no other issued and not yet effective accounting standards that are materially relevant to its condensed consolidated financial statements.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

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

As of March 31, 2026, the Company had cash and cash equivalents of $534,868, an accumulated deficit of $113,085,628, and a working capital deficit of $34,197,083. For the three months ended March 31, 2026, the Company generated operating loss of $799,203 and net cash provided by operating activities from continuing operations of $660,205.

Notwithstanding current period positive operating cash flows, the Company does not expect to have sufficient cash and other liquid resources to meet its obligations as they become due over the next twelve months, primarily due to the magnitude of its current liabilities and significant near-term debt maturities. These conditions, considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the condensed consolidated financial statements are issued.

Management plans to address these conditions by securing additional capital through debt and equity financing, including potential public and private offerings of the Company’s securities, evaluating opportunities to refinance or extend the maturity of existing debt obligations, implementing reductions in discretionary operating expenditures to the extent practicable, exploring strategic alternatives with respect to its operating subsidiaries to reduce debt obligations, and actively pursuing the sale of CMD. The Company has entered into a non-binding letter of intent with a prospective buyer and is in the process of negotiating definitive transaction documents. If consummated, the proceeds from such a sale would be expected to be sufficient to repay a significant portion of the Company’s outstanding debt obligations. However, there can be no assurance that a definitive agreement will be reached or that the transaction will be completed on terms acceptable to the Company or at all. Management has evaluated whether it is probable that these plans would be effectively implemented and, if so, whether they would mitigate the relevant conditions or events that raise substantial doubt within the next twelve months. Because these plans are subject to market conditions and reliance on third parties, and because there is no assurance that the Company will be able to raise capital on acceptable terms or at all, management has concluded that substantial doubt about the Company’s ability to continue as a going concern has not been alleviated as of the date these condensed consolidated financial statements are issued.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and their carrying amounts, or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease or curtail its operations.

NOTE 3—DISCONTINUED OPERATIONS

CMD Assets-Held-for-Sale

As described Note 1—Basis of Presentation and Other Information, during the first quarter of 2026, the Company received approval from the Board to engage in an active program to sell CMD. The Company determined that its decision to sell CMD is considered a strategic shift that will have a major effect on the Company’s operations and financial results and met the criteria for classification as discontinued operations. Upon classification as held-for-sale, the Company assessed the carrying value of CMD against its estimated fair value less costs to sell. As the estimated fair value less costs to sell exceeded the carrying value, no impairment loss was recognized at the classification date.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

The following table presents the carrying amounts of the major classes of assets and liabilities of CMD, which have been classified as assets and liabilities held-for-sale in the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Assets
Cash and cash equivalents	$1,902,605	$1,723,610
Accounts receivable, net	5,145,563	7,422,762
Contract assets	5,257,427	4,057,322
Property and equipment, net	531,342	552,255
Operating lease right-of-use assets	1,312,727	1,380,891
Security deposits	5,600	5,600
Intangible assets, net	9,588,335	9,784,668
Goodwill	5,309,876	5,309,876
Total assets held-for-sale	$29,053,475	$30,236,984

Liabilities
Accounts payable and accrued expenses	$4,879,771	$3,508,130
Contract liabilities	350,893	748,163
Operating lease liabilities	1,357,134	1,422,728
Notes payable	–	2,943
Deferred tax liability	2,599,000	3,352,000
Total liabilities held-for-sale	9,186,798	9,033,964

Total net assets held-for-sale	$19,866,677	$21,203,020

The following table presents the major classes of line items constituting the results of discontinued operations of CMD in the condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Revenues	$8,202,683	$8,221,120

Operating expenses
Cost of revenues	4,414,212	3,898,835
Personnel	1,663,543	1,520,149
Depreciation and amortization	233,299	222,129
General and administrative	1,266,596	633,243
Professional fees	144,778	712,979
Total operating expenses	7,722,428	6,987,335

Income from operations	480,255	1,233,785

Other income (expense)
Other income	3,410	727
Interest expense	(7)	(163)
Total other income	3,403	564

Net income from discontinued operations before income taxes	483,658	1,234,349
Income tax provision	(84,000)	(22,000)
Net income from discontinued operations	$399,658	$1,212,349

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

The following table presents the major classes of cash flow activities from discontinued operations of CMD in the condensed consolidated statements of cash flows for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net income from discontinued operations	$399,658	$1,212,349
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(753,000)	(271,000)
Provision for credit losses	53,200	–
Depreciation and amortization	233,299	222,129
Amortization of right-of-use assets	68,164	55,238
Changes in operating assets and liabilities:
Accounts receivable	2,223,999	267,520
Contract assets	(1,200,105)	(492,958)
Security deposits	–	(5,600)
Accounts payable and accrued expenses	(364,360)	(447,215)
Contract liabilities	(397,270)	(105,581)
Operating lease liabilities	(65,594)	(49,601)
Net cash provided by operating activities from discontinued operations	197,991	385,281

Cash flows from investing activities
Purchases of property and equipment	(16,053)	(18,240)
Net cash used in investing activities from discontinued operations	(16,053)	(18,240)

Cash flows from financing activities
Repayments of notes payable and finance lease liabilities	(2,943)	(1,056,698)
Net cash used in financing activities from discontinued operations	(2,943)	(1,056,698)

Net change in cash and cash equivalents from discontinued operations	$178,995	$(689,657)

NOTE 4—DISAGGREGATION OF REVENUES AND SEGMENT REPORTING

Following the classification of CMD as held-for-sale and discontinued operations during the first quarter of 2026, the Company’s three reportable segments are tied to its remaining operating subsidiaries, Kyle’s Custom Wood Shop, Inc. (“Kyle’s”), Sierra Homes, LLC d/b/a Innovative Cabinets & Design (“ICD”), and Wolo. The following describes the primary revenue-generating activities of each segment.

Kyle’s and ICD (Construction Operations): Revenue is derived primarily from contracts with customers for finish carpentry and related products and services, including millwork and cabinetry for general contractors, commercial developers, residential builders and homeowners, and government entities.

Wolo (Automotive Supplies Operations): Revenue is derived primarily from the sale of horn and safety warning lights for cars, trucks, industrial equipment, and emergency vehicles. Wolo sells its products to big-box national retail chains, specialty and industrial distributors, online and mail order retailers, and original equipment manufacturers.

Corporate: Corporate services represent holding company activities, including corporate overhead, intercompany eliminations, and other activities not allocated to the reportable segments. The measure of segment profit or loss reviewed by the Company’s Chief Executive Officer, who is the chief operating decision maker (“CODM”), is income (loss) from operations. The Company does not allocate interest expense, changes in fair value of warrant and derivative liabilities, loss on extinguishment of debt, income taxes, or other non-operating items to its reportable segments, as these items are managed at the corporate level and are not included in the measures of segment performance reviewed by the CODM.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

The Company’s revenues for the three months ended March 31, 2026 and 2025 are disaggregated as follows:

	Three Months Ended March 31, 2026
	Kyle’s	ICD	Wolo	Total
Revenues
Cabinetry and millwork	$1,101,530	$–	$–	$1,101,530
Automotive horns	–	–	63,220	63,220
Automotive lighting	–	–	3,658	3,658
Total revenues	$1,101,530	$–	$66,878	$1,168,408

	Three Months Ended March 31, 2025
	Kyle’s	ICD	Wolo	Total
Revenues
Cabinetry and millwork	$1,862,352	$–	$–	$1,862,352
Automotive horns	–	–	839,350	839,350
Automotive lighting	–	–	69,089	69,089
Total revenues	$1,862,352	$–	$908,439	$2,770,791

Segment information for the three months ended March 31, 2026 and 2025 is as follows:

	Three Months Ended March 31, 2026
	Kyle’s	ICD	Wolo	Corporate	Total
Revenues	$1,101,530	$–	$66,878	$–	$1,168,408
Operating expenses
Cost of revenues	723,320	–	30,117	–	753,437
Personnel	269,102	–	29,864	(19,827)	279,139
Personnel – corporate allocation	49,448	–	–	(49,448)	–
Depreciation and amortization	113,842	–	69	786	114,697
General and administrative	142,379	59	36,801	79,007	258,246
General and administrative – management fees	62,500	62,500	75,000	–	200,000
General and administrative – corporate allocation	70,156	–	–	(70,156)	–
Professional fees	–	–	7,087	355,005	362,092
Total operating expenses	1,430,747	62,559	178,938	295,367	1,967,611
Loss from operations	$(329,217)	$(62,559)	$(112,060)	$(295,367)	$(799,203)

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

	Three Months Ended March 31, 2025
	Kyle’s	ICD	Wolo	Corporate	Total
Revenues	$1,862,352	$–	$908,439	$–	$2,770,791
Operating expenses
Cost of revenues	976,155	–	564,191	–	1,540,346
Personnel	240,223	18,360	126,177	9,600	394,360
Personnel – corporate allocation	42,384	42,546	40,092	(125,022)	–
Depreciation and amortization	124,144	5,117	69	–	129,330
General and administrative	162,580	130,352	112,910	72,113	477,955
General and administrative – management fees	62,500	62,500	75,000	–	200,000
General and administrative – corporate allocation	50,079	50,274	47,376	(147,729)	–
Professional fees	–	3,518	25,117	1,415,065	1,443,700
Total operating expenses	1,658,065	312,667	990,932	1,224,027	4,185,691
Income (loss) from operations	$204,287	$(312,667)	$(82,493)	$(1,224,027)	$(1,414,900)

The following tables present total assets by reportable segments as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Kyle’s	ICD	Wolo	Corporate	Total
Assets
Current assets	$797,929	$–	$854,551	$183,982	$1,836,462
Long-lived assets	2,376,730	–	453	6,317	2,383,500
Total assets	$3,174,659	$–	$855,004	$190,299	$4,219,962

	December 31, 2025
	Kyle’s	ICD	Wolo	Corporate	Total
Assets
Current assets	$555,062	$–	$599,391	$242,646	$1,397,099
Long-lived assets	2,521,948	–	522	7,103	2,529,573
Total assets	$3,077,010	$–	$599,913	$249,749	$3,926,672

NOTE 5—PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2026 and December 31, 2025 consisted of the following:

	March 31, 2026	December 31, 2025
Machinery and equipment	$1,226,840	$1,226,840
Office furniture and equipment	91,829	91,829
Transportation equipment	170,917	170,917
Leasehold improvements	152,908	152,908
Total property and equipment	1,642,494	1,642,494
Less: accumulated depreciation	(1,393,420)	(1,324,173)
Total property and equipment, net	$249,074	$318,321

Depreciation expense for the three months ended March 31, 2026 and 2025 was $69,247 and $83,880, respectively.

NOTE 6—INTANGIBLE ASSETS

Intangible assets as of March 31, 2026 and December 31, 2025 consisted of the following:

	March 31, 2026	December 31, 2025
Customer-related	$2,727,000	$2,727,000
Marketing-related	294,000	294,000
Total intangible assets	3,021,000	3,021,000
Less: accumulated amortization	(1,293,904)	(1,248,454)
Total intangible assets, net	$1,727,096	$1,772,546

Amortization expense for the three months ended March 31, 2026 and 2025 was $45,450.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Estimated amortization expense for intangible assets for the next five years consists of the following as of March 31, 2026:

Year Ending December 31,	Amount
2026 (remaining)	$136,350
2027	181,800
2028	181,800
2029	181,800
2030	181,800
Thereafter	863,546
Total estimated amortization expense	$1,727,096

NOTE 7—ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of March 31, 2026 and December 31, 2025 consisted of the following:

	March 31, 2026	December 31, 2025
Trade accounts payable	$1,632,118	$1,409,789
Credit cards payable	213,342	161,527
Accrued payroll liabilities	1,827,971	1,695,792
Accrued interest	9,667,325	8,527,543
Accrued dividends	503,829	430,103
Accrued taxes	538,120	538,120
Accrued management fees	793,000	730,499
Accrued board fees	536,000	536,000
Other accrued liabilities	208,055	407,557
Total accounts payable and accrued expenses	$15,919,760	$14,436,930

NOTE 8—LEASES

Operating Leases

Operating leases as of March 31, 2026 and December 31, 2025 consist of the following:

	March 31, 2026	December 31, 2025
Operating lease right-of-use assets	$393,988	$425,364

Operating lease liabilities, current portion	140,103	154,098
Operating lease liabilities, long-term	264,708	301,233
Total operating lease liabilities	$404,811	$455,331

Weighted-average remaining lease term (years)	3.68	3.67
Weighted-average discount rate	14.44%	14.22%

The components of operating lease expense consisted of the following for three months ended March 31, 2026 and 2025:

	March 31, 2026	March 31, 2025
Fixed operating lease expense	$45,021	$114,375
Short-term and variable operating lease expense	28,475	20,717
Total operating lease expense	$73,496	$135,092

For the three months ended March 31, 2026 and 2025, cash paid for amounts included in the measurement of operating lease liabilities was $46,081 and $120,535, respectively.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

As of March 31, 2026, maturities of operating lease liabilities were as follows:

Year Ending December 31,	Amount
2026 (remaining)	$139,850
2027	120,478
2028	98,933
2029	100,892
2030	67,261
Total	527,414
Less: imputed interest	(122,603)
Total operating lease liabilities	$404,811

Finance Leases

As of March 31, 2026, maturities of financing lease liabilities were as follows:

Year Ending December 31,	Amount
2026 (remaining)	$158,499
2027	210,042
2028	28,833
Total	397,374
Less: amount representing interest	(21,299)
Total finance lease liabilities	$376,075

As of March 31, 2026 the weighted-average remaining lease term for all finance leases is 1.86 years and the weighted average discount rate is 5.16%.

NOTE 9—FAIR VALUE MEASUREMENTS

The fair value of financial instruments measured on a recurring basis as of March 31, 2026 and December 31 2025 consisted of the following:

	Fair Value Measurements as of March 31, 2026
Description	Level 1	Level 2	Level 3	Total
Warrant liabilities	$–	$–	$9,669,800	$9,669,800

	Fair Value Measurements as of December 31, 2025
Description	Level 1	Level 2	Level 3	Total
Warrant liabilities	$–	$–	$8,424,500	$8,424,500

The following table provides a roll-forward of changes for financial instruments measured at fair value on a recurring basis for the three months ended March 31, 2026:

Amount
Warrant Liabilities
Balance as of December 31, 2025	$8,424,500
Loss on change in fair value of warrant liabilities	1,270,300
Extinguishment of warrant liabilities upon exercise	(25,000)
Balance as of March 31, 2026	$9,669,800

1847 HOLDINGS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(UNAUDITED)

NOTE 10—NOTES PAYABLE

Purchase and Sale of Future Revenues Loan

On February 12, 2026, the sale of future revenues loan, originally issued on March 31, 2023, and previously amended on November 30, 2023, July 23, 2024, and April 24, 2025, was further amended to increase the outstanding balance by $999,000 to $1,350,000 for net cash proceeds of $619,000, with weekly ACH payments revised to $27,000. The Company evaluated the amendment under ASC 470-50, “Modifications and Extinguishments,” and determined it to be a modification, and recorded an additional debt discount of $380,000. Following the modification, the effective interest rate was 80.9%.

As of March 31, 2026, the outstanding principal balance is $1,053,000, net of unamortized debt discount of $267,534.

NOTE 11—RELATED PARTIES

Management Services Agreements

On April 15, 2013, the Company and 1847 Partners LLC (the “Manager”) entered into a management services agreement, pursuant to which the Company is required to pay the Manager a quarterly management fee equal to 0.5% of its adjusted net assets for services performed (the “Parent Management Fee”). The amount of the Parent Management Fee with respect to any fiscal quarter is (i) reduced by the aggregate amount of any management fees received by the Manager under any offsetting management services agreements with respect to such fiscal quarter, (ii) reduced (or increased) by the amount of any over-paid (or under-paid) Parent Management Fees received by (or owed to) the Manager as of the end of such fiscal quarter, and (iii) increased by the amount of any outstanding accrued and unpaid Parent Management Fees. The Company expensed $0 in Parent Management Fees for the three months ended March 31, 2026 and 2025.

On August 21, 2020, 1847 Cabinet Inc. (“1847 Cabinet”) entered into an offsetting management services agreement with the Manager, which was amended on October 8, 2021. Pursuant to the amended management services agreement, the Manager will provide certain services to 1847 Cabinet in exchange for a quarterly management fee equal to the greater of $125,000 or 2% of adjusted net assets (as defined within the amended management services agreement). 1847 Cabinet expensed management fees of $125,000 for the three months ended March 31, 2026 and 2025.

On March 30, 2021, 1847 Wolo Inc. (“1847 Wolo”) entered into an offsetting management services agreement with the Manager. Pursuant to the management services agreement, the Manager will provide certain services to 1847 Wolo in exchange for a quarterly management fee equal to the greater of $75,000 or 2% of adjusted net assets (as defined within the management services agreement). 1847 Wolo expensed management fees of $75,000 for the three months ended March 31, 2026 and 2025.

On December 16, 2024, 1847 CMD Inc. (“1847 CMD”) entered into an offsetting management services agreement with the Manager. Pursuant to the management services agreement, the Manager will provide certain services to 1847 CMD in exchange for a quarterly management fee equal to the greater of $75,000 or 2% of adjusted net assets (as defined within the management services agreement). 1847 CMD expensed management fees of $75,000 for the three months ended March 31, 2026 and 2025, which is included in discontinued operations. See Note 3—Discontinued Operations for additional information.

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

On a consolidated basis, the Company expensed total management fees of $275,000 for the three months ended March 31, 2026 and 2025, of which $200,000 relates to continuing operations and $75,000 relates to discontinued operations. As of March 31, 2026 and December 31, 2025, accrued and unpaid management fees of $793,000 and $730,499, respectively, are included in accounts payable and accrued expenses in the condensed consolidated balance sheets.

1847 HOLDINGS LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(UNAUDITED)

NOTE 12—COMMITMENTS AND CONTINGENCIES

On September 4, 2025, Alpha Capital Anstalt (“Alpha Capital”) filed a complaint in the Supreme Court of the State of New York, County of New York against the Company, in an action captioned Alpha Capital Anstalt v. 1847 Holdings LLC, Index No. 655245/2025. The complaint asserts a claim for breach of contract against the Company based on its alleged breach of a securities purchase agreement it entered into with Alpha Capital on December 14, 2024 (the “SPA”). Alpha Capital alleges that the Company breached the implied covenant of good faith and fair dealing and Section 4.10 in the SPA by failing to take steps to have its common shares listed on another trading market after it was delisted from NYSE American. Alpha Capital alleges that, as a result of the Company’s alleged failure in that regard, it has not been able to sell or exercise the securities it acquired under the SPA and in a subsequent transaction. Alpha Capital seeks damages of at least $2 million plus its attorney’s fees, costs, and pre- and post-judgment interest and, alternatively, an order requiring the Company to get its common shares listed on a trading market. On October 8, 2025, the Company filed an answer to the complaint denying the material allegations in the complaint and asserting several affirmative defenses. The Company amended its answer on April 2, 2026, and the amended answer includes a demand for the Company’s costs and attorney’s fees incurred in defending the action pursuant to the provision in SPA providing that the prevailing party in litigation is to be awarded its fees and costs from the other party. On January 22, 2026, the court held a Preliminary Conference and set September 18, 2026 as the deadline for Alpha Capital to file a note of issue/certificate of readiness, and the court will thereafter set a trial date. Discovery commenced on February 27, 2026 and is ongoing. The Company believes it has meritorious defenses to Alpha Capital’s claims, including because the Company’s common shares commenced trading on the OTCID market on October 15, 2025. The Company intends to vigorously defend itself against Alpha Capital’s claims. Due to this litigation being at an early stage, the Company cannot reasonably estimate at this time the potential loss or range of loss, if any, in the event of an adverse outcome in this matter. It is possible an adverse outcome could materially adversely affect the Company’s financial condition, results of operations, and cash flows. No accrual has been recorded with respect to this legal matter.

On October 17, 2025, Matthew Miller, individually and as principal of Strategic Risk, LLC (the “Plaintiff”), filed a complaint in the U.S. District Court for the Southern District of New York in an action captioned Matthew Miller v. 1847 Holdings LLC; 1847 Partners LLC; Ellery W. Roberts; Louis Bevilacqua; Bevilacqua PLLC; Joseph D. Wilson; Eric Van Dam; Vernice Howard; Edward Tobin; Glyn Milburn; and Does 1-10, case no. 1:25-cv-08606-LAK. On October 24, 2025, the Plaintiff filed an amended complaint that also named Spartan Capital Securities LLC; and Sichenzia Ross Ference Carmel LLP as defendants. On October 28, 2025, the Court sua sponte dismissed the amended complaint without prejudice and with leave to replead. On November 24, 2025, the Plaintiff filed a second amended complaint naming 1847 Holdings, LLC, 1847 Partners, LLC, Ellery W. Roberts, Louis A. Bevilacqua, Bevilacqua PLLC, and Vernice Howard as defendants and alleging claims for securities fraud, scheme liability, control person liability, and common law fraud. On February 17, 2026, 1847 Holdings, 1847 Partners, Mr. Roberts, and Ms. Howard filed a motion to dismiss the second amended complaint. On April 18, 2026, the Court entered an order dismissing the second amended complaint. The dismissal is with prejudice with respect to all of the Plaintiff’s claims, with the exception of the common law fraud claim, with the Court exercising its discretion not to proceed with that claim. On April 20, 2026, the Court entered a judgment in favor of the defense.

NOTE 13—SHAREHOLDERS’ DEFICIT

Series A Senior Convertible Preferred Shares

As of March 31, 2026 and December 31, 2025, the Company had 50,592 series A senior convertible preferred shares issued and outstanding.

During the three months ended March 31, 2026, the Company accrued dividends of $8,755 for the series A senior convertible preferred shares.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Series C Senior Convertible Preferred Shares

As of March 31, 2026 and December 31, 2025, the Company had 83,603 series C senior convertible preferred shares issued and outstanding.

During the three months ended March 31, 2026, the Company accrued dividends of $12,369 for the series C senior convertible preferred shares.

Series D Senior Convertible Preferred Shares

As of March 31, 2026 and December 31, 2025, the Company had 6,293,022 series D senior convertible preferred shares issued and outstanding.

During the three months ended March 31, 2026, the Company accrued dividends of $52,602 for the series D senior convertible preferred shares.

Series F Convertible Preferred Shares

As of March 31, 2026 and December 31, 2025, the Company had 1,027 series F convertible preferred shares issued and outstanding.

Common Shares

As of March 31, 2026 and December 31, 2025, the Company was authorized to issue 2,000,000,000 common shares, and had 65,293,659 and 61,918,659 common shares issued and outstanding, respectively.

During the three months ended March 31, 2026, the Company issued an aggregate of 3,375,000 common shares upon the cashless exercise of series A warrants issued in December 2024, resulting in extinguishment of warrant liabilities of $25,000.

Common Share Equivalents

For the three months ended March 31, 2026, there were 1,853,566,626 potential common share equivalents from warrants, convertible preferred shares, and convertible notes excluded from the diluted earnings per share calculations as their effect is anti-dilutive.

Warrants

The Company did not issue any new warrants during the three months ended March 31, 2026.

Below is a table summarizing the changes in warrants outstanding during the three months ended March 31, 2026:

	Warrants	Weighted- Average Exercise Price
Outstanding at December 31, 2025	1,113,606,976	$0.08
Exercised/settled	(2,700,000)	(0.05)
Expired/forfeited	(21)	(81,900)
Outstanding at March 31, 2026	1,110,906,955	$0.07
Exercisable at March 31, 2026	1,110,906,955	$0.07

As of March 31, 2026, the outstanding warrants have a weighted-average remaining contractual life of 4.42 years and a total intrinsic value of $0.

NOTE 14—SUBSEQUENT EVENTS

On April 14, 2026, the Company entered into a non-binding letter of intent (“LOI”) for the sale of CMD to a strategic buyer backed by a major global private equity firm. Under the terms of the LOI, the proposed transaction values CMD at $65 million in an all-cash transaction, subject to the negotiation and execution of definitive transaction documents, customary closing conditions, and the completion of confirmatory due diligence. The Company currently expects to execute a definitive agreement and close the transaction within approximately 60 to 90 days, although there can be no assurance that a definitive agreement will be reached or that the transaction will be consummated on the terms described herein or at all.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “could,” “will,” “should,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission on March 31, 2026, or the Annual Report, and elsewhere in this report. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance.

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

On March 30, 2021, our subsidiary 1847 Wolo Inc., or 1847 Wolo, acquired Wolo Mfg. Corp., a New York corporation, and Wolo Industrial Horn & Signal, Inc., a New York corporation, which we collectively refer to as Wolo. Headquartered in Deer Park, New York and founded in 1965, Wolo designs and sells horn and safety products (electric, air, truck, marine, motorcycle and industrial equipment), and offers vehicle emergency and safety warning lights for cars, trucks, industrial equipment and emergency vehicles. During the first quarter of 2025, we classified the assets and liabilities of Wolo as held for sale. In the fourth quarter of 2025, we determined that Wolo no longer met the criteria for held for sale classification due to a change in management’s intent, as we decided to retain and rebuild Wolo’s operations. Accordingly, the assets and liabilities of Wolo were reclassified from held for sale. The results of Wolo’s operations are included within continuing operations for all periods presented.

On October 8, 2021, our subsidiary 1847 Cabinet acquired Sierra Homes, LLC d/b/a Innovative Cabinets & Design, a Nevada limited liability company, or ICD. ICD was founded in 2008 and specializes in custom cabinetry and countertops for a client base consisting of single-family homeowners, builders of multi-family homes, as well as commercial clients.

On December 16, 2024, our subsidiary 1847 CMD Inc., or 1847 CMD, acquired CMD Inc., a Nevada corporation, and CMD Finish Carpentry, LLC, a Nevada limited liability company, which we collectively refer to as CMD. Headquartered in Las Vegas, Nevada and founded in 2012, CMD specializes in finish carpentry and related products and services, including doors, frames, trim, hardware, millwork, cabinetry, and specialty construction accessories for general contractors, commercial developers, residential builders and homeowners, and government entities. During the first quarter of 2026, we received approval from our board to engage in an active program to sell CMD. We determined that our decision to sell CMD is considered a strategic shift that will have a major effect on our operations and financial results and met the criteria for classification as discontinued operations. As a result, the assets and liabilities of CMD are presented as held-for-sale in the unaudited condensed consolidated balance sheets and the operating results are presented as discontinued operations in the unaudited condensed consolidated statements of operations for all periods presented.

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

Management Fees

On April 15, 2013, we and our manager entered into a management services agreement, pursuant to which we are required to pay our manager a quarterly management fee equal to 0.5% of our adjusted net assets for services performed (which we refer to as the parent management fee). The amount of the parent management fee with respect to any fiscal quarter is (i) reduced by the aggregate amount of any management fees received by our manager under any offsetting management services agreements with respect to such fiscal quarter, (ii) reduced (or increased) by the amount of any over-paid (or under-paid) parent management fees received by (or owed to) our manager as of the end of such fiscal quarter, and (iii) increased by the amount of any outstanding accrued and unpaid parent management fees. We did not expense any parent management fees for the three months ended March 31, 2026.

On August 21, 2020, 1847 Cabinet entered into an offsetting management services agreement with our manager, which was amended on October 8, 2021. Pursuant to the amended management services agreement, our manager will provide certain services to 1847 Cabinet in exchange for a quarterly management fee equal to the greater of $125,000 or 2% of adjusted net assets (as defined within the amended management services agreement). 1847 Cabinet expensed management fees of $125,000 for three months ended March 31, 2026 and 2025.

On March 30, 2021, 1847 Wolo entered into an offsetting management services agreement with our manager. Pursuant to the management services agreement, our manager will provide certain services to 1847 Wolo in exchange for a quarterly management fee equal to the greater of $75,000 or 2% of adjusted net assets (as defined within the management services agreement). 1847 Wolo expensed management fees of $75,000 for the three months ended March 31, 2026 and 2025.

On December 16, 2024, 1847 CMD entered into an offsetting management services agreement with our manager. Pursuant to the management services agreement, our manager will provide certain services to 1847 CMD in exchange for a quarterly management fee equal to the greater of $75,000 or 2% of adjusted net assets (as defined within the management services agreement). 1847 CMD expensed management fees of $75,000 for the three months ended March 31, 2026 and 2025, which is included in discontinued operations.

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

On a consolidated basis, our company expensed total management fees from continuing operations and discontinued operations of $200,000 and $75,000, respectively for the three months ended March 31, 2026 and 2025.

Segments

Following the classification of CMD as held-for-sale and discontinued operations during the first quarter of 2026, we operate through three reportable segments within two primary industries. Our three reportable segments are Kyle’s, ICD, and Wolo. The following describes the primary revenue-generating activities of each segment.

●	Kyle’s and ICD (Construction Operations): Revenue is derived primarily from contracts with customers for finish carpentry and related products and services, including millwork and cabinetry for general contractors, commercial developers, residential builders and homeowners, and government entities.

●	Wolo (Automotive Supplies Operations): Revenue is derived primarily from the sale of horn and safety warning lights for cars, trucks, industrial equipment, and emergency vehicles. Wolo sells its products to big-box national retail chains, specialty and industrial distributors, online and mail order retailers, and original equipment manufacturers.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table sets forth key components of our results of continuing operations during the three months ended March 31, 2026 and 2025, both in dollars and as a percentage of our revenues.

	Three Months Ended March 31,
	2026		2025
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$1,168,408	100.0%	$2,770,791	100.0%
Operating expenses
Cost of revenues	753,437	64.5%	1,540,346	55.6%
Personnel	279,139	23.9%	394,360	14.2%
Depreciation and amortization	114,697	9.8%	129,330	4.7%
General and administrative	458,246	39.2%	677,955	24.5%
Professional fees	362,092	31.0%	1,443,700	52.1%
Total operating expenses	1,967,611	168.4%	4,185,691	151.1%
Loss from operations	(799,203)	(68.4)%	(1,414,900)	(51.1)%
Other income (expense)
Other expense	(11,319)	(1.0)%	–	–
Gain on disposal of property and equipment	–	–	53,554	1.9%
Interest expense	(1,669,832)	(142.9)%	(1,229,506)	(44.4)%
Amortization of debt discounts	(159,295)	(13.6)%	(465,050)	(16.8)%
Loss on extinguishment of debt	–	–	(2,301,198)	(83.1)%
Loss on change in fair value of derivative liabilities	–	–	(35,000)	(1.3)%
Gain (loss) on change in fair value of warrant liabilities	(1,270,300)	(108.7)%	3,669,798	132.4%
Total other expense	(3,110,746)	(266.2)%	(307,402)	(11.1)%
Loss from continuing operations before income taxes	(3,909,949)	(334.6)%	(1,722,302)	(62.2)%
Income tax benefit	62,000	5.3%	94,000	3.4%
Net loss from continuing operations	$(3,847,949)	(329.3)%	$(1,628,302)	(58.8)%

Revenues

Our total revenues were $1,168,408 for the three months ended March 31, 2026, as compared to $2,770,791 for the three months ended March 31, 2025. The followings tables present our revenues by segment for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026
	Kyle’s	ICD	Wolo	Total
Revenues
Cabinetry and millwork	$1,101,530	$–	$–	$1,101,530
Automotive horns	–	–	63,220	63,220
Automotive lighting	–	–	3,658	3,658
Total revenues	$1,101,530	$–	$66,878	$1,168,408

	Three Months Ended March 31, 2025
	Kyle’s	ICD	Wolo	Total
Revenues
Cabinetry and millwork	$1,862,352	$–	$–	$1,862,352
Automotive horns	–	–	839,350	839,350
Automotive lighting	–	–	69,089	69,089
Total revenues	$1,862,352	$–	$908,439	$2,770,791

Construction Operations — Kyle’s and ICD

Revenue from our construction operations is derived from contracts with customers for finish carpentry and related products and services, including millwork and cabinetry for general contractors, commercial developers, residential builders and homeowners, and government entities.

Revenues from Kyle’s decreased by $760,822, or 40.9%, to $1,101,530 for the three months ended March 31, 2026 from $1,862,352 for the three months ended March 31, 2025. Such a decrease was primarily attributable to the timing of new contract awards and the commencement of related performance obligations. Revenue from Kyle’s construction contracts is recognized over time as costs are incurred, and the volume of active contracts in the first quarter of 2026 reflects a temporary reduction in new project starts compared to the prior year period. Management expects revenue to recover as newly awarded contracts advance toward completion and additional contract awards are obtained.

ICD generated no revenues during the three months ended March 31, 2026 or 2025, as we continued the operational repositioning of ICD’s business following the closure of its warehouse facility in 2025. Management is evaluating strategic alternatives for ICD’s operations going forward.

Automotive Supplies Operations — Wolo

Revenue from our automotive supplies operations is derived from the sale of horn and safety warning lights for cars, trucks, industrial equipment, and emergency vehicles.

Revenues from Wolo decreased by $841,561, or 92.6%, to $66,878 for the three months ended March 31, 2026 from $908,439 for the three months ended March 31, 2025. The decrease in revenues reflects the continued transition of Wolo’s business model following the strategic repositioning undertaken during 2025, which included the transition to a third-party logistics model and a refocusing of commercial efforts on e-commerce growth channels. Revenue during the first quarter of 2026 reflects the early stages of this transition, as we continued to rebuild Wolo’s product availability and establish its presence across e-commerce platforms. While revenues remain significantly below prior year levels during this rebuilding period, management believes the operational changes implemented position Wolo for improved performance as its e-commerce channels mature and product availability increases.

Cost of Revenues and Gross Profit

Our total cost of revenues was $753,437 for the three months ended March 31, 2026, as compared to $1,540,346 for the three months ended March 31, 2025. Accordingly, our total gross profit was $414,971 for the three months ended March 31, 2026, as compared to $1,230,445 for the three months ended March 31, 2025.

Construction Operations — Kyle’s and ICD

Cost of revenues from our construction operations primarily consists of direct materials, including doors, frames, trim, hardware, millwork, and cabinetry, direct labor and subcontractor costs, and other costs directly attributable to contract performance.

Cost of revenues for Kyle’s decreased by $252,835, or 25.9%, to $723,320 for the three months ended March 31, 2026 from $976,155 for the three months ended March 31, 2025, consistent with the decrease in revenues. Accordingly, gross profit for Kyle’s decreased by $507,987, or 57.3%, to $378,210 for the three months ended March 31, 2026 from $886,197 for the three months ended March 31, 2025. Gross margin for Kyle’s declined to 34.3% for the three months ended March 31, 2026 from 47.6% for the three months ended March 31, 2025, reflecting the impact of fixed and semi-fixed direct costs being absorbed over a significantly lower revenue base during the period. As active contract volume declined due to the timing of new contract awards, certain direct labor and overhead costs could not be proportionally reduced, resulting in margin compression. Management expects gross margins to recover as new contract awards are obtained and revenue volumes return to normalized levels.

ICD generated no revenues during the three months ended March 31, 2026 or 2025, and accordingly no cost of revenues was recorded for either period.

Automotive Supplies Operations — Wolo

Cost of revenue from our automotive supplies operations primarily consists of the costs of purchased finished goods, inbound freight and tariff costs.

Cost of revenues for Wolo decreased by $534,074, or 94.7%, to $30,117 for the three months ended March 31, 2026 from $564,191 for the three months ended March 31, 2025, consistent with the decrease in revenues. Accordingly, gross profit for Wolo decreased by $307,487, or 89.3%, to $36,761 for the three months ended March 31, 2026 from $344,248 for the three months ended March 31, 2025. Gross margin for Wolo improved to 55.0% for the three months ended March 31, 2026 from 37.9% for the three months ended March 31, 2025, primarily due to a favorable shift in product and channel mix as Wolo transitions toward direct-to-consumer e-commerce sales, which carry higher margins relative to the wholesale and distributor channels that comprised a greater portion of revenues in the prior year period. Additionally, the transition to a third-party logistics model reduced certain fixed fulfillment and warehousing costs that were previously absorbed into cost of revenues. The improved gross margin percentage should be considered in the context of the significantly reduced revenue base and may not be indicative of future results as Wolo continues to rebuild its revenue base.

Personnel Costs

Personnel costs include employee salaries and bonuses, and related payroll taxes, as well as health insurance premiums, 401(k) contributions, and training costs. Our total personnel costs were $279,139 for the three months ended March 31, 2026, as compared to $394,360 for the three months ended March 31, 2025.

Construction Operations — Kyle’s and ICD

Personnel costs for Kyle’s increased by $35,943, or 12.7%, to $318,550 for the three months ended March 31, 2026 from $282,607 for the three months ended March 31, 2025. Such increase was primarily due to additional headcount added during 2025 in anticipation of new contract awards and the associated revenue ramp up expected in subsequent periods. As a percentage of revenues, personnel costs for Kyle’s were 28.9% and 15.2% for the three months ended March 31, 2026 and 2025, respectively.

ICD did not have any personnel costs for the three months ended March 31, 2026, as compared to $60,906 for the three months ended March 31, 2025. Such decrease was primarily due to the reduction in workforce resulting from the operational repositioning described above.

Automotive Supplies Operations — Wolo

Personnel costs for Wolo decreased by $136,405, or 82.0%, to $29,864 for the three months ended March 31, 2026 from $166,269 for the three months ended March 31, 2025. Such decrease was primarily due to the significant reduction in workforce in connection with the transition to a third-party logistics model. As a percentage of revenues, personnel costs for Wolo were 44.7% and 18.3% for the three months ended March 31, 2026 and 2025, respectively.

Corporate Services

Personnel costs for the corporate services segment were $(69,275) for the three months ended March 31, 2026 compared to $(115,422) for the three months ended March 31, 2025. Corporate personnel costs reflect intercompany allocations of corporate compensation costs to the operating subsidiaries, which eliminate in consolidation, resulting in net credit balances for the three months ended March 31, 2026 and 2025.

Depreciation and Amortization

Our total depreciation and amortization expense decreased by $14,633, or 11.3%, to $114,697 for the three months ended March 31, 2026 from $129,330 for the three months ended March 31, 2025. Such a decrease was primarily a result of disposals of property and equipment during 2025 resulting in a lower depreciable asset base in the current period.

General and Administrative Expenses

Our general and administrative expenses consist primarily of insurance expense, rent expense, management fees, advertising, bank fees, bad debt expense, and other general expenses incurred in connection with general operations. Our total general and administrative expenses were $458,246 for the three months ended March 31, 2026, as compared to $677,955 for the three months ended March 31, 2025.

Construction Operations — Kyle’s and ICD

General and administrative expenses for Kyle’s decreased by $124, or 0.0%, to $275,035 for the three months ended March 31, 2026 from $275,159 for the three months ended March 31, 2025, remaining essentially flat period over period. As a percentage of revenues, general and administrative expenses for Kyle’s were 25.0% and 14.8% for the three months ended March 31, 2026 and 2025, respectively.

General and administrative expenses for ICD decreased by $180,567, or 74.3%, to $62,559 for the three months ended March 31, 2026 from $243,126 for the three months ended March 31, 2025. Such a decrease was primarily due to reduced operating costs resulting from the abandonment of the warehouse facility and workforce reductions, partially offset by costs incurred in connection with the operational repositioning.

Automotive Supplies Operations — Wolo

General and administrative expenses for Wolo decreased by $123,485, or 52.5%, to $111,801 for the three months ended March 31, 2026 from $235,286 for the three months ended March 31, 2025. Such a decrease was primarily due to reduced operating costs in connection with the operational repositioning, including the termination of the warehouse lease and the transition to a third-party logistics model. As a percentage of revenues, general and administrative expenses for Wolo were 167.2% and 25.9% for the three months ended March 31, 2026 and 2025, respectively.

Corporate Services

General and administrative expenses for the corporate services segment were $8,851 for the three months ended March 31, 2026 compared to $(75,616) for the three months ended March 31, 2025. Corporate general and administrative expenses reflect intercompany allocations of corporate overhead costs to the operating subsidiaries, which eliminate in consolidation. The prior period reflects a net credit balance resulting from allocations of corporate costs to operating subsidiaries exceeding total corporate overhead incurred during that period. The current period reflects a net expense as the level of corporate overhead retained at the corporate level exceeded amounts allocated to operating subsidiaries during the three months ended March 31, 2026.

Professional Fees

Our total professional fees were $362,092 for the three months ended March 31, 2026, as compared to $1,443,700 for the three months ended March 31, 2025.

Construction Operations — Kyle’s and ICD

Kyle’s did not incur any professional fees for the three months ended March 31, 2026 and 2025.

ICD did not incur any professional fees for the three months ended March 31, 2026, as compared to $3,518 for the three months ended March 31, 2025. Such a decrease was primarily due a reduction in legal and consulting fees in connection with the operational repositioning and workforce reductions undertaken during 2025.

Automotive Supplies Operations — Wolo

Professional fees for Wolo decreased by $18,030, or 71.8%, to $7,087 for the three months ended March 31, 2026 from $25,117 for the three months ended March 31, 2025. Such decrease was primarily due to reduced legal and consulting fees in connection with the operational repositioning undertaken during 2025, including costs associated with the warehouse lease termination and logistics transition that were incurred in the prior year period and did not recur. As a percentage of revenues, professional fees for Wolo were 10.6% and 2.8% for the three months ended March 31, 2026 and 2025, respectively.

Corporate Services

Professional fees for the corporate services segment decreased by $1,060,060, or 74.9%, to $355,005 for the three months ended March 31, 2026 from $1,415,065 for the three months ended March 31, 2025. Such a decrease was primarily due to a reduction in legal fees associated with outstanding litigation matters and lower audit and accounting fees in the current period. The prior period reflected elevated professional fees following the acquisition of CMD in December 2024, which did not recur at the same level in the current period.

Total Other Income (Expense)

We had $3,110,746 in total other expense, net, for the three months ended March 31, 2026, as compared to $307,402 for the three months ended March 31, 2025. Other expense, net, for the three months ended March 31, 2026 consisted of interest expense of $1,669,832, a loss on change in fair value of warrant liabilities of $1,270,300, amortization of debt discounts of $159,295 and other expense of $11,319, while other expense, net, for the three months ended March 31, 2025 consisted of a loss on extinguishment of debt of $2,301,198, interest expense of $1,229,506, amortization of debt discounts of $465,050 and a loss on change in fair value of derivative liabilities of $35,000, offset by a gain on change in fair value of warrant liabilities of $3,669,798 and a gain on disposal of property and equipment of $53,554.

Income Tax Benefit

We had an income tax benefit of $62,000 for the three months ended March 31, 2026, as compared to $94,000 for the three months ended March 31, 2025.

Net Loss from Continuing Operations

As a result of the cumulative effect of the factors described above, we had a net loss from continuing operations of $3,847,949 for the three months ended March 31, 2026, as compared to $1,628,302 for the three months ended March 31, 2025.

Liquidity and Capital Resources

As of March 31, 2026, we had cash and cash equivalents of $534,868, an accumulated deficit of $113,085,628, and a working capital deficit of $34,197,083. For the three months ended March 31, 2026, we incurred an operating loss of $799,203 and net cash provided by operating activities from continuing operations of $660,205. To date, we have financed our operations primarily through revenue generated from operations, cash proceeds from financing activities, borrowings, and equity contributions by our shareholders.

Notwithstanding current period positive operating cash flows, we do not expect to have sufficient cash and other liquid resources to meet our obligations as they become due over the next twelve months, primarily due to the magnitude of our current liabilities and significant near-term debt maturities. These conditions, considered in the aggregate, raise substantial doubt about our company’s ability to continue as a going concern within one year after the date our condensed consolidated financial statements are issued.

Management plans to address these conditions by securing additional capital through debt and equity financing, including potential public and private offerings of our securities, evaluating opportunities to refinance or extend the maturity of existing debt obligations, implementing reductions in discretionary operating expenditures to the extent practicable, exploring strategic alternatives with respect to our operating subsidiaries to reduce debt obligations, and actively pursuing the sale of CMD. We have entered into a non-binding letter of intent with a prospective buyer and are in the process of negotiating definitive transaction documents. If consummated, the proceeds from such a sale would be expected to be sufficient to repay a significant portion of our outstanding debt obligations. However, there can be no assurance that a definitive agreement will be reached or that the transaction will be completed on terms acceptable to us or at all. Management has evaluated whether it is probable that these plans would be effectively implemented and, if so, whether they would mitigate the relevant conditions or events that raise substantial doubt within the next twelve months. Because these plans are subject to market conditions and reliance on third parties, and because there is no assurance that we will be able to raise capital on acceptable terms or at all, management has concluded that substantial doubt about our company’s ability to continue as a going concern has not been alleviated as of the date our condensed consolidated financial statements are issued.

Our condensed consolidated financial statements have been prepared assuming our company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Our condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and their carrying amounts, or the amounts and classification of liabilities that might result should we be unable to continue as a going concern. If we are unable to obtain adequate capital, we could be forced to cease or curtail our operations.

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

Summary of Cash Flow

The following table provides detailed information about our net cash flows from continuing operations for the periods indicated:

	Three Months Ended March 31,
	2026	2025
Net cash provided by operating activities from continuing operations	$660,205	$370,469
Net cash provided by investing activities from continuing operations	–	62,000
Net cash used in financing activities from continuing operations	(389,028)	(1,101,270)
Net change in cash and cash equivalents from continuing operations	271,177	(668,801)
Cash, cash equivalents, and restricted cash at the beginning of period	263,691	2,162,412
Cash, cash equivalents, and restricted cash at the end of period	$534,868	$1,493,611

Net cash provided by operating activities from continuing operations was $660,205 for the three months ended March 31, 2026, as compared to $370,469 for the three months ended March 31, 2025. Significant factors affecting the increase in net cash provided by operating activities were a result of decreased accounts receivable and contract assets, increased accounts payable and accrued expenses, offset by increased inventories.

Net cash provided by investing activities from continuing operations was $0 for the three months ended March 31, 2026, as compared to $62,000 for the three months ended March 31, 2025. The net cash provided by investing activities from continuing operations for three months ended March 31, 2025 consisted entirely of proceeds received in the disposal of property and equipment.

Net cash used in financing activities from continuing operations was $389,028 for the three months ended March 31, 2026, as compared to $1,101,270 for the three months ended March 31, 2025. The net cash used in financing activities from continuing operations for the three months ended March 31, 2026 consisted of proceeds received from the purchase and sale of future revenues loan of $619,000, offset by repayments of notes payable and finance liabilities of $852,302 and repayments of related party notes payable of $155,726, while the net cash used in financing activities from continuing operations for the three months ended March 31, 2025 consisted entirely of repayments of notes payable and finance lease liabilities.

Debt

The following table shows aggregate figures for our total debt that is coming due in the short and long term as of March 31, 2026. For a complete description of the terms of our outstanding debt, please see Note 10—Notes Payable to our condensed consolidated financial statements above and Notes 14—Notes Payable, 15—Convertible Notes Payable and 16—Related Parties to our consolidated financial statements for the years ended December 31, 2025 and 2024 included in the Annual Report.

	Short-Term	Long-Term	Total Debt
Notes Payable
Vehicle loans	$1,408	$–	$1,408
6% Subordinated promissory note	500,000	–	500,000
Purchase and sale of future revenues loan	1,053,000	–	1,053,000
20% OID subordinated promissory note	2,863,820	–	2,863,820
12% subordinated promissory note for services	840,000	–	840,000
25% OID subordinated promissory note	1,455,600	–	1,455,600
Total notes payable	6,713,828	–	6,713,828
Less: debt discounts	(267,534)	–	(267,534)
Total notes payable, net	6,446,294	–	6,446,294

Related Party Notes Payable
Related party promissory note	654,898	454,702	1,109,600

Convertible Notes Payable
Secured convertible promissory notes	22,751,184	–	22,751,184

Finance Leases
Financing leases	195,214	180,861	376,075

Combined total debt	$30,315,124	$635,563	$30,950,687
Less: combined debt discounts	(267,534)	–	(267,534)
Combined total debt, net	$30,047,590	$635,563	$30,683,153

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. As a result of this evaluation, our chief executive officer and chief financial officer have concluded that, because of the material weaknesses described in Item 9A “Controls and Procedures” of the Annual Report, which we are still in the process of remediating as of March 31, 2026, our disclosure controls and procedures were not effective as of March 31, 2026. Investors are directed to Item 9A of the Annual Report for the description of these weaknesses. Notwithstanding the identified material weaknesses, management, including our chief executive officer and chief financial officer, believes the consolidated financial statements included in this report fairly represent, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with GAAP.

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

As disclosed in the Annual Report, our management has identified the steps necessary to address the material weaknesses, and in the first quarter of 2026, we continued to implement the following remedial procedures:

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

On September 4, 2025, Alpha Capital Anstalt, or Alpha Capital, filed a complaint in the Supreme Court of the State of New York, County of New York against our company, in an action captioned Alpha Capital Anstalt v. 1847 Holdings LLC, Index No. 655245/2025. The complaint asserts a claim for breach of contract against our company based on its alleged breach of a securities purchase agreement it entered into with Alpha Capital on December 14, 2024, or the SPA. Alpha Capital alleges that we breached the implied covenant of good faith and fair dealing and Section 4.10 in the SPA by failing to take steps to have our common shares listed on another trading market after it was delisted from NYSE American. Alpha Capital alleges that, as a result of our alleged failure in that regard, it has not been able to sell or exercise the securities it acquired under the SPA and in a subsequent transaction. Alpha Capital seeks damages of at least $2 million plus its attorney’s fees, costs, and pre- and post-judgment interest and, alternatively, an order requiring us to get our common shares listed on a trading market. On October 8, 2025, we filed an answer to the complaint denying the material allegations in the complaint and asserting several affirmative defenses. We amended our answer on April 2, 2026, and the amended answer includes a demand for our costs and attorney’s fees incurred in defending the action pursuant to the provision in SPA providing that the prevailing party in litigation is to be awarded its fees and costs from the other party. On January 22, 2026, the court held a Preliminary Conference and set September 18, 2026 as the deadline for Alpha Capital to file a note of issue/certificate of readiness, and the court will thereafter set a trial date. Discovery commenced on February 27, 2026 and is ongoing. We believe we have meritorious defenses to Alpha Capital’s claims, including because our common shares commenced trading on the OTCID market on October 15, 2025. Our company intends to vigorously defend itself against Alpha Capital’s claims. Due to this litigation being at an early stage, we cannot reasonably estimate at this time the potential loss or range of loss, if any, in the event of an adverse outcome in this matter. It is possible an adverse outcome could materially adversely affect our financial condition, results of operations, and cash flows. No accrual has been recorded with respect to this legal matter.

On October 17, 2025, Matthew Miller, individually and as principal of Strategic Risk, LLC, or the Plaintiff, filed a complaint in the U.S. District Court for the Southern District of New York in an action captioned Matthew Miller v. 1847 Holdings LLC; 1847 Partners LLC; Ellery W. Roberts; Louis Bevilacqua; Bevilacqua PLLC; Joseph D. Wilson; Eric Van Dam; Vernice Howard; Edward Tobin; Glyn Milburn; and Does 1-10, case no. 1:25-cv-08606-LAK. On October 24, 2025, Plaintiff filed an amended complaint that also named Spartan Capital Securities LLC; and Sichenzia Ross Ference Carmel LLP as defendants. On October 28, 2025, the Court sua sponte dismissed the amended complaint without prejudice and with leave to replead. On November 24, 2025, the Plaintiff filed a second amended complaint naming 1847 Holdings, LLC, 1847 Partners, LLC, Ellery W. Roberts, Louis A. Bevilacqua, Bevilacqua PLLC, and Vernice Howard as defendants and alleging claims for securities fraud, scheme liability, control person liability, and common law fraud. On February 17, 2026, 1847 Holdings, 1847 Partners, Mr. Roberts, and Ms. Howard filed a motion to dismiss the second amended complaint. On April 18, 2026, the Court entered an order dismissing the second amended complaint. The dismissal is with prejudice with respect to all of the Plaintiff’s claims, with the exception of the common law fraud claim, with the Court exercising its discretion not to proceed with that claim. On April 20, 2026, the Court entered a judgment in favor of the defense.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the three months ended March 31, 2026 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

We did not repurchase any of our common shares during the three months ended March 31, 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during the three months ended March 31, 2026 but was not reported.

There have been no material changes to the procedures by which shareholders may recommend nominees to our board of directors since such procedures were last disclosed.

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended March 31, 2026.

ITEM 6. EXHIBITS.

Exhibit No.	Description of Exhibit
3.1	Certificate of Formation of 1847 Holdings LLC (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed on February 7, 2014)
3.2	Second Amended and Restated Operating Agreement of 1847 Holdings LLC, dated January 19, 2018 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 22, 2018)
3.3	Amendment No. 1 to Second Amended and Restated Operating Agreement (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 11, 2021)
3.4	Amendment No. 2 to Second Amended and Restated Operating Agreement of 1847 Holdings LLC, dated October 16, 2023 (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed on October 16, 2023)
3.5	Amendment No. 3 to Second Amended and Restated Operating Agreement of 1847 Holdings LLC, dated December 19, 2023 (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-1 filed on January 24, 2024)
3.6	Amendment No. 4 to Second Amended and Restated Operating Agreement of 1847 Holdings LLC, dated March 11, 2025 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 17, 2025)
4.1	Amended and Restated Share Designation of Series A Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on April 1, 2021)
4.2	Amendment No. 1 to Amended and Restated Share Designation of Series A Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on October 5, 2021)
4.3	Share Designation of Series C Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 23, 2024)

4.4	Share Designation of Series D Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q filed on August 19, 2024)
4.5	Share Designation of Series F Convertible Preferred Shares (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 31, 2025)
4.6	Form of Pre-Funded Warrant to Purchase Common Shares, dated December 16, 2024 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on December 18, 2024)
4.7	Form of Series A Warrant to Purchase Common Shares, dated December 16, 2024 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on December 18, 2024)
4.8	Form of Series B Warrant to Purchase Common Shares, dated December 16, 2024 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on December 18, 2024)
4.9	Form of Series B Warrant to Purchase Common Shares, dated October 30, 2024 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on October 31, 2024)
4.10	Form of Common Share Purchase Warrant issued by 1847 Holdings LLC on May 8, 2024 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on May 14, 2024)
4.11	Common Share Purchase Warrant issued by 1847 Holdings LLC to Spartan Capital Securities, LLC on May 8, 2024 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on May 14, 2024)
4.12	Warrant Agency Agreement, dated August 11, 2023, between 1847 Holdings LLC and VStock Transfer, LLC and Form of Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 14, 2023)
4.13	Common Share Purchase Warrant issued by 1847 Holdings LLC to Spartan Capital Securities, LLC on August 11, 2023 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on August 14, 2023)
4.14	Common Share Purchase Warrant issued by 1847 Holdings LLC to J.H. Darbie & Co., Inc. on February 22, 2023 (incorporated by reference to Exhibit 4.6 to Amendment No. 1 to Registration Statement on Form S-3 filed on April 28, 2023)
4.15	Common Share Purchase Warrant issued by 1847 Holdings LLC to J.H. Darbie & Co., Inc. on February 9, 2023 (incorporated by reference to Exhibit 4.10 to Amendment No. 1 to Registration Statement on Form S-3 filed on April 28, 2023)
4.16	Common Share Purchase Warrant issued by 1847 Holdings LLC to J.H. Darbie & Co., Inc. on February 3, 2023 (incorporated by reference to Exhibit 4.13 to Amendment No. 1 to Registration Statement on Form S-3 filed on April 28, 2023)
4.17	Common Share Purchase Warrant issued to Craft Capital Management LLC on August 5, 2022 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 8, 2022)
4.18	Common Share Purchase Warrant issued to R.F. Lafferty & Co. Inc. on August 5, 2022 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on August 8, 2022)
4.19	Warrant for Common Shares issued by 1847 Holdings LLC to J.H. Darbie & Co., Inc. on July 8, 2022 (incorporated by reference to Exhibit 4.18 to the Registration Statement on Form S-3 filed on February 1, 2023)
4.20	Warrant for Common Shares issued by 1847 Holdings LLC to Leonite Capital LLC on October 8, 2021 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on October 13, 2021)
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Inline XBRL Document Set for the unaudited condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2026	1847 HOLDINGS LLC

/s/ Ellery W. Roberts
Name: Ellery W. Roberts
Title: Chief Executive Officer
(Principal Executive Officer)

/s/ Vernice L. Howard
Name: Vernice L. Howard
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)