Form 10-Q
period 2026-06-30
1847 Holdings LLC
filed 2026-08-14
CIK 1599407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2026

or

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

As of August 12, 2026, there were 65,293,659 common shares of the registrant issued and outstanding.

1847 HOLDINGS LLC

Quarterly Report on Form 10-Q

 Period Ended June 30, 2026

i

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

1847 HOLDINGS LLC

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$442,279	$263,691
Accounts receivable, net	873,336	702,238
Contract assets	106,160	121,577
Inventories, net	549,322	230,382
Prepaid expenses and other current assets	193,737	79,211
Current assets held-for-sale	27,707,343	13,203,694
Total Current Assets	29,872,177	14,600,793

Property and equipment, net	183,767	318,321
Operating lease right-of-use assets	361,881	425,364
Long-term deposits	13,342	13,342
Intangible assets, net	1,681,646	1,772,546
Noncurrent assets held-for-sale	–	17,033,290
TOTAL ASSETS	$32,112,813	$34,163,656

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$17,916,016	$14,436,930
Contract liabilities	169,360	54,882
Current portion of operating lease liabilities	121,406	154,098
Current portion of finance lease liabilities	197,960	192,505
Current portion of notes payable, net	7,066,494	6,473,178
Current portion of convertible notes payable	22,751,184	22,751,184
Current portion of related party note payable	1,004,044	641,972
Warrant liabilities	12,805,900	8,424,500
Current liabilities held-for-sale	9,277,438	4,537,471
Total Current Liabilities	71,309,802	57,666,720

Operating lease liabilities, net of current portion	249,963	301,233
Finance lease liabilities, net of current portion	130,329	230,693
Related party note payable, net of current portion	–	623,354
Deferred tax liabilities, net	175,000	233,000
Noncurrent liabilities held-for-sale	–	4,496,493
TOTAL LIABILITIES	71,865,094	63,551,493

Shareholders’ Deficit
Series A senior convertible preferred shares, no par value, 4,450,460 shares designated; 50,592 shares issued and outstanding as of June 30, 2026 and December 31, 2025	39,877	39,877
Series C senior convertible preferred shares, no par value, 83,603 shares designated; 83,603 shares issued and outstanding as of June 30, 2026 and December 31, 2025	403,470	403,470
Series D senior convertible preferred shares, no par value, 7,292,036 shares designated; 6,293,022 shares issued and outstanding as of June 30, 2026 and December 31, 2025	600,100	600,100
Series F convertible preferred shares, no par value, 1,027 shares designated; 1,027 shares issued and outstanding as of June 30, 2026 and December 31, 2025	1,138,332	1,138,332
Allocation shares, 1,000 shares authorized; 1,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025	1,000	1,000
Common shares, $0.001 par value, 2,000,000,000 shares authorized; 65,293,659 and 61,918,659 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	65,294	61,919
Additional paid-in capital	80,068,583	80,046,958
Accumulated deficit	(119,923,707)	(109,599,852)
TOTAL 1847 HOLDINGS SHAREHOLDERS’ DEFICIT	(37,607,051)	(27,308,196)
NONCONTROLLING INTERESTS	(2,145,230)	(2,079,641)
TOTAL SHAREHOLDERS’ DEFICIT	(39,752,281)	(29,387,837)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$32,112,813	$34,163,656

The accompanying notes are an integral part of these condensed consolidated financial statements.

1847 HOLDINGS LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$1,567,130	$1,791,544	$2,735,538	$4,562,335

Operating Expenses
Cost of revenues	855,314	1,085,942	1,608,751	2,626,288
Personnel	373,940	443,568	653,079	837,928
Depreciation and amortization	110,757	127,533	225,454	256,863
General and administrative	584,238	571,839	1,042,484	1,249,794
Professional fees	101,407	507,926	463,499	1,951,626
Loss on abandonment of right-of-use asset	–	112,705	–	112,705
Total Operating Expenses	2,025,656	2,849,513	3,993,267	7,035,204

LOSS FROM OPERATIONS	(458,526)	(1,057,969)	(1,257,729)	(2,472,869)

Other Income (Expense)
Other expense	(19,529)	–	(30,848)	–
Gain (loss) on disposal of property and equipment	–	(2,858)	–	50,696
Interest expense	(1,616,654)	(1,058,597)	(3,286,486)	(2,288,103)
Amortization of debt discounts	(120,885)	(472,680)	(280,180)	(937,730)
Loss on extinguishment of debt	(589,723)	(708,218)	(589,723)	(3,009,416)
Gain on change in fair value of derivative liabilities	–	220,000	–	185,000
Gain (loss) on change in fair value of warrant liabilities	(3,136,100)	24,053,885	(4,406,400)	27,723,683
Total Other Income (Expense)	(5,482,891)	22,031,532	(8,593,637)	21,724,130

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(5,941,417)	20,973,563	(9,851,366)	19,251,261
Income tax benefit (provision)	(4,000)	81,000	58,000	175,000
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	$(5,945,417)	$21,054,563	$(9,793,366)	$19,426,261
Net income (loss) from discontinued operations	(946,463)	2,336,369	(546,805)	3,548,718
Gain (loss) on disposition of subsidiaries	99,000	(858,039)	99,000	(858,039)
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(847,463)	1,478,330	(447,805)	2,690,679
NET INCOME (LOSS)	$(6,792,880)	$22,532,893	$(10,241,171)	$22,116,940

NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS FROM CONTINUING OPERATIONS	29,348	71,071	65,589	83,923
NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS FROM DISCONTINUED OPERATIONS	–	–	–	–
NET INCOME (LOSS) ATTRIBUTABLE TO 1847 HOLDINGS	$(6,763,532)	$22,603,964	$(10,175,582)	$22,200,863

NET INCOME (LOSS) FROM CONTINUING OPERATIONS ATTRIBUTABLE TO 1847 HOLDINGS	(5,916,069)	21,125,634	(9,727,777)	19,510,184
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS ATTRIBUTABLE TO 1847 HOLDINGS	(847,463)	1,478,330	(447,805)	2,690,679
NET INCOME (LOSS) ATTRIBUTABLE TO 1847 HOLDINGS	$(6,763,532)	$22,603,964	$(10,175,582)	$22,200,863

PREFERRED SHARE DIVIDENDS	(74,547)	(74,547)	(148,273)	(148,273)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(6,838,079)	$22,529,417	$(10,323,855)	$22,052,590

BASIC EARNINGS (LOSS) PER COMMON SHARE FROM CONTINUING OPERATIONS	$(0.09)	$0.66	$(0.15)	$0.67
BASIC EARNINGS (LOSS) PER COMMON SHARE FROM DISCONTINUED OPERATIONS	(0.01)	0.05	(0.01)	0.09
BASIC EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(0.10)	$0.71	$(0.16)	$0.76

DILUTED EARNINGS (LOSS) PER COMMON SHARE FROM CONTINUING OPERATIONS	$(0.09)	$0.14	$(0.15)	$0.14
DILUTED EARNINGS (LOSS) PER COMMON SHARE FROM DISCONTINUED OPERATIONS	(0.01)	0.01	(0.01)	0.02
DILUTED EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(0.10)	$0.15	$(0.16)	$0.16

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	65,293,659	31,936,484	64,760,326	29,111,531
DILUTED	65,293,659	156,273,004	64,760,326	151,814,168

The accompanying notes are an integral part of these condensed consolidated financial statements.

1847 HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

	Series A Senior Convertible Preferred Shares		Series C Senior Convertible Preferred Shares		Series D Senior Convertible Preferred Shares		Series F Convertible Preferred Shares		Allocation	Common Shares		Additional Paid-In	Accumulated	Non Controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Shares	Amount	Capital	Deficit	Interests	Deficit
Balance at December 31, 2025	50,592	$39,877	83,603	$403,470	6,293,022	$600,100	1,027	$1,138,332	$1,000	61,918,659	$61,919	$80,046,958	$(109,599,852)	$(2,079,641)	$(29,387,837)
Issuance of common shares upon cashless exercise of warrants	–	–	–	–	–	–	–	–	–	3,375,000	3,375	(3,375)	–	–	–
Extinguishment of warrant liabilities upon exercise of warrants	–	–	–	–	–	–	–	–	–	–	–	25,000	–	–	25,000
Dividends – series A convertible preferred shares	–	–	–	–	–	–	–	–	–	–	–	–	(8,755)	–	(8,755)
Dividends – series C convertible preferred shares	–	–	–	–	–	–	–	–	–	–	–	–	(12,369)	–	(12,369)
Dividends – series D convertible preferred shares	–	–	–	–	–	–	–	–	–	–	–	–	(52,602)	–	(52,602)
Net loss	–	–	–	–	–	–	–	–	–	–	–	–	(3,412,050)	(36,241)	(3,448,291)
Balance at March 31, 2026	50,592	$39,877	83,603	$403,470	6,293,022	$600,100	1,027	$1,138,332	$1,000	65,293,659	$65,294	$80,068,583	$(113,085,628)	$(2,115,882)	$(32,884,854)
Dividends – series A convertible preferred shares	–	–	–	–	–	–	–	–	–	–	–	–	(8,852)	–	(8,852)
Dividends – series C convertible preferred shares	–	–	–	–	–	–	–	–	–	–	–	–	(12,506)	–	(12,506)
Dividends – series D convertible preferred shares	–	–	–	–	–	–	–	–	–	–	–	–	(53,189)	–	(53,189)
Net loss	–	–	–	–	–	–	–	–	–	–	–	–	(6,763,532)	(29,348)	(6,792,880)
Balance at June 30, 2026	50,592	$39,877	83,603	$403,470	6,293,022	$600,100	1,027	$1,138,332	$1,000	65,293,659	$65,294	$80,068,583	$(119,923,707)	$(2,145,230)	$(39,752,281)

	Series A Senior Convertible Preferred Shares		Series C Senior Convertible Preferred Shares		Series D Senior Convertible Preferred Shares		Series F Convertible Preferred Shares		Allocation	Common Shares		Additional Paid-In	Accumulated	Non Controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Shares	Amount	Capital	Deficit	Interests	Deficit
Balance at December 31, 2024	50,592	$39,877	83,603	$403,470	6,293,022	$600,100	–	$–	$1,000	25,400,386	$25,400	$79,403,793	$(175,096,154)	$(1,843,523)	$(96,466,037)
Issuance of common shares upon conversion of convertible notes payable	–	–	–	–	–	–	–	–	–	1,139,388	1,140	255,450	–	–	256,590
Issuance of series F preferred shares upon settlement of series A warrants	–	–	–	–	–	–	1,027	1,138,332	–	–	–	–	–	–	1,138,332
Dividends – series A convertible preferred shares	–	–	–	–	–	–	–	–	–	–	–	–	(8,755)	–	(8,755)
Dividends – series C convertible preferred shares	–	–	–	–	–	–	–	–	–	–	–	–	(12,369)	–	(12,369)
Dividends – series D convertible preferred shares	–	–	–	–	–	–	–	–	–	–	–	–	(52,602)	–	(52,602)
Net loss	–	–	–	–	–	–	–	–	–	–	–	–	(403,101)	(12,852)	(415,953)
Balance at March 31, 2025	50,592	$39,877	83,603	$403,470	6,293,022	$600,100	1,027	$1,138,332	$1,000	26,539,774	$26,540	$79,659,243	$(175,572,981)	$(1,856,375)	$(95,560,794)
Issuance of common shares upon exercise of warrants	–	–	–	–	–	–	–	–	–	5,763,961	5,764	(5,764)	–	–	–
Dividends – series A convertible preferred shares	–	–	–	–	–	–	–	–	–	–	–	–	(8,852)	–	(8,852)
Dividends – series C convertible preferred shares	–	–	–	–	–	–	–	–	–	–	–	–	(12,506)	–	(12,506)
Dividends – series D convertible preferred shares	–	–	–	–	–	–	–	–	–	–	–	–	(53,189)	–	(53,189)
Net income (loss)	–	–	–	–	–	–	–	–	–	–	–	–	22,603,964	(71,071)	22,532,893
Balance at June 30, 2025	50,592	$39,877	83,603	$403,470	6,293,022	$600,100	1,027	$1,138,332	$1,000	32,303,735	$32,304	$79,653,479	$(153,043,564)	$(1,927,446)	$(73,102,448)

The accompanying notes are an integral part of these condensed consolidated financial statements.

1847 HOLDINGS LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(10,241,171)	$22,116,940
Net (income) loss from discontinued operations	447,805	(2,690,679)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on disposal of property and equipment	–	(50,696)
Loss on abandonment of right-of-use asset	–	112,705
Loss on extinguishment of debt	589,723	3,009,416
Gain on change in fair value of derivative liabilities	–	(185,000)
(Gain) loss on change in fair value of warrant liabilities	4,406,400	(27,723,683)
Deferred taxes	(58,000)	(175,000)
Inventory reserve	(79,200)	–
Depreciation and amortization	225,454	256,863
Amortization of debt discounts	280,180	937,730
Amortization of right-of-use assets	63,483	218,256
Changes in operating assets and liabilities:
Accounts receivable	(171,098)	192,909
Contract assets	15,417	(116,132)
Inventories	(239,740)	159,195
Prepaid expenses and other current assets	(114,526)	(65,198)
Accounts payable and accrued expenses	5,557,123	4,830,395
Contract liabilities	114,478	7,130
Operating lease liabilities	(83,962)	(230,787)
Net cash provided by operating activities from continuing operations	712,366	604,364
Net cash provided by operating activities from discontinued operations	320,703	350,258
Net cash provided by operating activities	1,033,069	954,622

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the disposal of property and equipment	–	67,500
Proceeds related to the sale of High Mountain	99,000	–
Reduction of High Mountain Holdback Amount	–	(858,039)
Purchases of property and equipment	–	(8,196)
Net cash provided by (used in) investing activities from continuing operations	99,000	(798,735)
Net cash used in investing activities from discontinued operations	(56,930)	(81,783)
Net cash provided by (used in) investing activities	42,070	(880,518)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from notes payable	1,027,000	465,650
Repayments of notes payable and finance lease liabilities	(1,398,496)	(1,776,846)
Repayments of related party note payable	(261,282)	–
Net cash used in financing activities from continuing operations	(632,778)	(1,311,196)
Net cash used in financing activities from discontinued operations	(2,943)	(1,063,439)
Net cash used in financing activities	(635,721)	(2,374,635)

NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH FROM CONTINUING OPERATIONS	178,588	(1,505,567)

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Beginning of the period	263,691	2,162,412
End of the period	$442,279	$656,845

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$442,279	$155,916
Restricted cash	–	500,929
Total cash, cash equivalents, and restricted cash	$442,279	$656,845

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$549,550	$17,289
Cash paid for income taxes	$–	$3,000

NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued dividends on series A preferred shares	$17,607	$17,607
Accrued dividends on series C preferred shares	$24,875	$24,875
Accrued dividends on series D preferred shares	$105,791	$105,791
Issuance of common shares upon cashless exercise of warrants	$3,375	$5,764
Extinguishment of warrant liability upon exercise of warrants	$25,000	$–
Debt discount on notes payable	$836,000	$380,000
Issuance of common shares upon conversion of convertible notes payable and accrued interest	$–	$256,590
Operating lease right-of-use asset and liability measurement	$–	$97,379

The accompanying notes are an integral part of these condensed consolidated financial statements.

1847 HOLDINGS LLC

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 1—BASIS OF PRESENTATION AND OTHER INFORMATION

The accompanying unaudited condensed consolidated financial statements of 1847 Holdings LLC (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. They do not include all the information and footnotes required by GAAP for complete financial statements. The December 31, 2025 consolidated balance sheet data was derived from audited financial statements but do not include all disclosures required by GAAP. The interim unaudited condensed consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2026. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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

JUNE 30, 2026

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

JUNE 30, 2026

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

As of June 30, 2026, the Company had cash and cash equivalents of $442,279, an accumulated deficit of $119,923,707, and a working capital deficit of $41,437,625. For the six months ended June 30, 2026, the Company incurred an operating loss from continuing operations of $1,257,729 and generated net cash from operating activities from continuing operations of $712,366.

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

Management plans to address these conditions by securing additional capital through debt and equity financing, including potential public and private offerings of the Company’s securities, evaluating opportunities to refinance or extend the maturity of existing debt obligations, implementing reductions in discretionary operating expenditures to the extent practicable, exploring strategic alternatives with respect to its operating subsidiaries to reduce debt obligations, and actively pursuing the sale of CMD. The Company is currently evaluating multiple non-binding offers from prospective buyers, none of which is subject to exclusivity. If a sale is consummated, the proceeds would be expected to be sufficient to repay a significant portion of the Company’s outstanding debt obligations. However, there can be no assurance that a definitive agreement will be reached or that any transaction will be completed on terms acceptable to the Company or at all. Management has evaluated whether it is probable that these plans would be effectively implemented and, if so, whether they would mitigate the relevant conditions or events that raise substantial doubt within the next twelve months. Because these plans are subject to market conditions and reliance on third parties, and because there is no assurance that the Company will be able to raise capital on acceptable terms or at all, management has concluded that substantial doubt about the Company’s ability to continue as a going concern has not been alleviated as of the date these condensed consolidated financial statements are issued.

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

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 3—DISCONTINUED OPERATIONS

CMD Assets-Held-for-Sale

As described in Note 1—Basis of Presentation and Other Information, during the first quarter of 2026, the Company received approval from the Board to engage in an active program to sell CMD. The Company determined that its decision to sell CMD is considered a strategic shift that will have a major effect on the Company’s operations and financial results and met the criteria for classification as discontinued operations. Upon classification as held-for-sale, the Company assessed the carrying value of CMD against its estimated fair value less costs to sell. As the estimated fair value less costs to sell exceeded the carrying value, no impairment loss was recognized at the classification date.

The following table presents the carrying amounts of the major classes of assets and liabilities of CMD, which have been classified as assets and liabilities held-for-sale in the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$1,984,440	$1,723,610
Accounts receivable, net	4,437,285	7,422,762
Contract assets	4,812,590	4,057,322
Property and equipment, net	523,481	552,255
Operating lease right-of-use assets	1,242,069	1,380,891
Security deposits	5,600	5,600
Intangible assets, net	9,392,002	9,784,668
Goodwill	5,309,876	5,309,876
Total assets held-for-sale	$27,707,343	$30,236,984

Liabilities
Accounts payable and accrued expenses	$5,041,751	$3,508,130
Contract liabilities	529,809	748,163
Operating lease liabilities	1,288,878	1,422,728
Notes payable	–	2,943
Deferred tax liability	2,417,000	3,352,000
Total liabilities held-for-sale	9,277,438	9,033,964

Total net assets held-for-sale	$18,429,905	$21,203,020

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

The following table presents the major classes of line items constituting the results of discontinued operations of CMD in the condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$6,538,172	$11,223,360	$14,740,855	$19,444,480

Operating expenses
Cost of revenues	4,426,261	5,213,902	8,840,473	9,112,737
Personnel	1,692,479	1,659,589	3,356,022	3,179,738
Depreciation and amortization	245,071	224,591	478,370	446,720
General and administrative	985,197	739,542	2,251,793	1,372,785
Professional fees	218,776	137,841	363,554	850,820
Total operating expenses	7,567,784	7,975,465	15,290,212	14,962,800

Income (loss) from operations	(1,029,612)	3,247,895	(549,357)	4,481,680

Other income (expense)
Other income	149	9,595	3,559	10,322
Interest expense	–	(121)	(7)	(284)
Total other income	149	9,474	3,552	10,038

Net income (loss) from discontinued operations before income taxes	(1,029,463)	3,257,369	(545,805)	4,491,718
Income tax provision	83,000	(921,000)	(1,000)	(943,000)
Net income (loss) from discontinued operations	$(946,463)	$2,336,369	$(546,805)	$3,548,718

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

The following table presents the major classes of cash flow activities from discontinued operations of CMD in the condensed consolidated statements of cash flows for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net income (loss) from discontinued operations	$(546,805)	$3,548,718
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred taxes	(935,000)	(331,000)
Provision for credit losses	53,200	–
Depreciation and amortization	478,370	446,720
Amortization of right-of-use assets	138,822	116,769
Changes in operating assets and liabilities:
Accounts receivable	2,932,277	(4,055,943)
Contract assets	(755,268)	(574,079)
Prepaid expenses and other current assets	–	(15,000)
Security deposits	–	(5,600)
Accounts payable and accrued expenses	(692,689)	1,498,991
Contract liabilities	(218,354)	(173,990)
Operating lease liabilities	(133,850)	(105,328)
Net cash provided by operating activities from discontinued operations	320,703	350,258

Cash flows from investing activities
Purchases of property and equipment	(56,930)	(81,783)
Net cash used in investing activities from discontinued operations	(56,930)	(81,783)

Cash flows from financing activities
Repayments of notes payable and finance lease liabilities	(2,943)	(1,063,439)
Net cash used in financing activities from discontinued operations	(2,943)	(1,063,439)

Net change in cash and cash equivalents from discontinued operations	$260,830	$(794,964)

Sale of High Mountain

On September 30, 2024, the Company entered into an asset purchase agreement (the “Purchase Agreement”) with BFS Group LLC (“BFS”) and High Mountain Door & Trim Inc. (“High Mountain”), pursuant to which the Company sold substantially all of the assets of High Mountain to BFS for an aggregate cash purchase price of $17,000,000, subject to certain pre-closing and post-closing adjustments, including a reduction of $1,700,000 that may be used for certain post-closing payments (the “Holdback Amount”).

During the three and six months ended June 30, 2025, the Company recorded a reduction of $858,039 to the Holdback Amount related to the resolution of post-closing working capital adjustments, which was recognized as a loss on disposition of subsidiaries within discontinued operations. As of December 31, 2025, the balance of the Holdback Amount was $0. During the three and six months ended June 30, 2026, the Company received proceeds of $99,000 related to the resolution of post-closing adjustments under the Purchase Agreement, which were recognized as a gain on disposition of subsidiaries within discontinued operations.

NOTE 4—DISAGGREGATION OF REVENUES AND SEGMENT REPORTING

Following the classification of CMD as held-for-sale and discontinued operations during the first quarter of 2026, the Company’s three reportable segments are tied to its remaining operating subsidiaries, Kyle’s Custom Wood Shop, Inc. (“Kyle’s”), Sierra Homes, LLC d/b/a Innovative Cabinets & Design (“ICD”) and Wolo. The following describes the primary revenue-generating activities of each segment.

Kyle’s and ICD (Construction Operations): Revenue is derived primarily from contracts with customers for finish carpentry and related products and services, including millwork and cabinetry for general contractors, commercial developers, residential builders and homeowners, and government entities.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

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

The Company’s revenues for the three months ended June 30, 2026 and 2025 are disaggregated as follows:

	Three Months Ended June 30, 2026
	Kyle’s	ICD	Wolo	Total
Revenues
Cabinetry and millwork	$1,459,511	$–	$–	$1,459,511
Automotive horns	–	–	91,765	91,765
Automotive lighting	–	–	15,854	15,854
Total revenues	$1,459,511	$–	$107,619	$1,567,130

	Three Months Ended June 30, 2025
	Kyle’s	ICD	Wolo	Total
Revenues
Cabinetry and millwork	$1,549,126	$33,971	$–	$1,583,097
Automotive horns	–	–	72,308	72,308
Automotive lighting	–	–	136,139	136,139
Total revenues	$1,549,126	$33,971	$208,447	$1,791,544

The Company’s revenues for the six months ended June 30, 2026 and 2025 are disaggregated as follows:

	Six Months Ended June 30, 2026
	Kyle’s	ICD	Wolo	Total
Revenues
Cabinetry and millwork	$2,561,041	$–	$–	$2,561,041
Automotive horns	–	–	154,985	154,985
Automotive lighting	–	–	19,512	19,512
Total revenues	$2,561,041	$–	$174,497	$2,735,538

	Six Months Ended June 30, 2025
	Kyle’s	ICD	Wolo	Total
Revenues
Cabinetry and millwork	$3,411,478	$33,971	$–	$3,445,449
Automotive horns	–	–	911,658	911,658
Automotive lighting	–	–	205,228	205,228
Total revenues	$3,411,478	$33,971	$1,116,886	$4,562,335

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Segment information for the three months ended June 30, 2026 and 2025 is as follows:

	Three Months Ended June 30, 2026
	Kyle’s	ICD	Wolo	Corporate	Total
Revenues	$1,459,511	$–	$107,619	$–	$1,567,130
Operating expenses
Cost of revenues	839,154	–	16,160	–	855,314
Personnel	268,735	–	26,291	78,914	373,940
Personnel – corporate allocation	42,384	–	–	(42,384)	–
Depreciation and amortization	109,902	–	69	786	110,757
General and administrative	150,834	–	207,722	25,682	384,238
General and administrative – management fees	62,500	62,500	75,000	–	200,000
General and administrative – corporate allocation	42,906	–	–	(42,906)	–
Professional fees	–	–	5,378	96,029	101,407
Total operating expenses	1,516,415	62,500	330,620	116,121	2,025,656
Loss from operations	$(56,904)	$(62,500)	$(223,001)	$(116,121)	$(458,526)

	Three Months Ended June 30, 2025
	Kyle’s	ICD	Wolo	Corporate	Total
Revenues	$1,549,126	$33,971	$208,447	$–	$1,791,544
Operating expenses
Cost of revenues	909,730	1,723	174,489	–	1,085,942
Personnel	258,841	2,500	74,427	107,800	443,568
Personnel – corporate allocation	49,448	–	33,410	(82,858)	–
Depreciation and amortization	124,219	3,245	69	–	127,533
General and administrative	166,905	29,873	89,577	85,484	371,839
General and administrative – management fees	62,500	62,500	75,000	–	200,000
General and administrative – corporate allocation	50,079	–	31,584	(81,663)	–
Professional fees	6,400	–	13,273	488,253	507,926
Loss on abandonment of right-of use asset	–	112,705	–	–	112,705
Total operating expenses	1,628,122	212,546	491,829	517,016	2,849,513
Loss from operations	$(78,996)	$(178,575)	$(283,382)	$(517,016)	$(1,057,969)

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Segment information for the six months ended June 30, 2026 and 2025 is as follows:

	Six Months Ended June 30, 2026
	Kyle’s	ICD	Wolo	Corporate	Total
Revenues	$2,561,041	$–	$174,497	$–	$2,735,538
Operating expenses
Cost of revenues	1,562,474	–	46,277	–	1,608,751
Personnel	537,837	–	56,155	59,087	653,079
Personnel – corporate allocation	91,832	–	–	(91,832)	–
Depreciation and amortization	223,744	–	138	1,572	225,454
General and administrative	293,213	59	244,523	104,689	642,484
General and administrative – management fees	125,000	125,000	150,000	–	400,000
General and administrative – corporate allocation	113,062	–	–	(113,062)	–
Professional fees	–	–	12,465	451,034	463,499
Total operating expenses	2,947,162	125,059	509,558	411,488	3,993,267
Loss from operations	$(386,121)	$(125,059)	$(335,061)	$(411,488)	$(1,257,729)

	Six Months Ended June 30, 2025
	Kyle’s	ICD	Wolo	Corporate	Total
Revenues	$3,411,478	$33,971	$1,116,886	$–	$4,562,335
Operating expenses
Cost of revenues	1,885,885	1,723	738,680	–	2,626,288
Personnel	499,064	20,860	200,604	117,400	837,928
Personnel – corporate allocation	91,832	42,546	73,502	(207,880)	–
Depreciation and amortization	248,363	8,362	138	–	256,863
General and administrative	329,485	160,225	202,487	157,597	849,794
General and administrative – management fees	125,000	125,000	150,000	–	400,000
General and administrative – corporate allocation	100,158	50,274	78,960	(229,392)	–
Professional fees	6,400	3,518	38,390	1,903,318	1,951,626
Loss on abandonment of right-of use asset	–	112,705	–	–	112,705
Total operating expenses	3,286,187	525,213	1,482,761	1,741,043	7,035,204
Income (loss) from operations	$125,291	$(491,242)	$(365,875)	$(1,741,043)	$(2,472,869)

The following tables present total assets by reportable segments as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Kyle’s	ICD	Wolo	Corporate	Total
Assets
Current assets	$873,296	$–	$787,475	$504,063	$2,164,834
Long-lived assets	2,234,721	–	384	5,531	2,240,636
Total assets	$3,108,017	$–	$787,859	$509,594	$4,405,470

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

	December 31, 2025
	Kyle’s	ICD	Wolo	Corporate	Total
Assets
Current assets	$555,062	$–	$599,391	$242,646	$1,397,099
Long-lived assets	2,521,948	–	522	7,103	2,529,573
Total assets	$3,077,010	$–	$599,913	$249,749	$3,926,672

NOTE 5—PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2026 and December 31, 2025 consisted of the following:

	June 30, 2026	December 31, 2025
Machinery and equipment	$1,226,840	$1,226,840
Office furniture and equipment	91,829	91,829
Transportation equipment	170,917	170,917
Leasehold improvements	152,908	152,908
Total property and equipment	1,642,494	1,642,494
Less: accumulated depreciation	(1,458,727)	(1,324,173)
Total property and equipment, net	$183,767	$318,321

Depreciation expense for the three months ended June 30, 2026 and 2025 was $65,307 and $82,083, respectively. Depreciation expense for the six months ended June 30, 2026 and 2025 was $134,554 and $165,963, respectively.

NOTE 6—INTANGIBLE ASSETS

Intangible assets as of June 30, 2026 and December 31, 2025 consisted of the following:

	June 30, 2026	December 31, 2025
Customer-related	$2,727,000	$2,727,000
Marketing-related	294,000	294,000
Total intangible assets	3,021,000	3,021,000
Less: accumulated amortization	(1,339,354)	(1,248,454)
Total intangible assets, net	$1,681,646	$1,772,546

Amortization expense was $45,450 for each of the three months ended June 30, 2026 and 2025, and $90,900 for each of the six months ended June 30, 2026 and 2025.

Estimated amortization expense for intangible assets for the next five years consists of the following as of June 30, 2026:

Year Ending December 31,	Amount
2026 (remaining)	$90,900
2027	181,800
2028	181,800
2029	181,800
2030	181,800
Thereafter	863,546
Total estimated amortization expense	$1,681,646

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 7—ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of June 30, 2026 and December 31, 2025 consisted of the following:

	June 30, 2026	December 31, 2025
Trade accounts payable	$1,416,843	$1,409,789
Credit cards payable	218,823	161,527
Accrued payroll liabilities	1,953,877	1,695,792
Accrued interest	11,264,479	8,527,543
Accrued dividends	578,376	430,103
Accrued taxes	538,120	538,120
Accrued management fees	830,500	730,499
Accrued board fees	536,000	536,000
Other accrued liabilities	578,998	407,557
Total accounts payable and accrued expenses	$17,916,016	$14,436,930

NOTE 8—LEASES

Operating Leases

Operating leases as of June 30, 2026 and December 31, 2025 consist of the following:

	June 30, 2026	December 31, 2025
Operating lease right-of-use assets	$361,881	$425,364

Operating lease liabilities, current portion	121,406	154,098
Operating lease liabilities, long-term	249,963	301,233
Total operating lease liabilities	$371,369	$455,331

Weighted-average remaining lease term (years)	3.56	3.67
Weighted-average discount rate	14.64%	14.22%

The components of operating lease expense consisted of the following for three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Fixed operating lease expense	$44,963	$114,374	$89,984	$228,749
Short-term and variable operating lease expense	23,749	18,591	52,224	39,308
Total operating lease expense	$68,712	$132,965	$142,208	$268,057

For the three months ended June 30, 2026 and 2025, cash paid for amounts included in the measurement of operating lease liabilities was $46,299 and $72,895, respectively. For the six months ended June 30, 2026 and 2025, cash paid for amounts included in the measurement of operating lease liabilities was $92,380 and $193,430, respectively.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

As of June 30, 2026, maturities of operating lease liabilities were as follows:

Year Ending December 31,	Amount
2026 (remaining)	$93,551
2027	120,478
2028	98,933
2029	100,892
2030	67,261
Total	481,115
Less: imputed interest	(109,746)
Total operating lease liabilities	$371,369

Finance Leases

As of June 30, 2026, maturities of financing lease liabilities were as follows:

Year Ending December 31,	Amount
2026 (remaining)	$105,665
2027	210,042
2028	28,833
Total	344,540
Less: amount representing interest	(16,251)
Total finance lease liabilities	$328,289

As of June 30, 2026 the weighted-average remaining lease term for all finance leases is 1.62 years and the weighted average discount rate is 5.17%.

NOTE 9—FAIR VALUE MEASUREMENTS

The fair value of financial instruments measured on a recurring basis as of June 30, 2026 and December 31 2025 consisted of the following:

	Fair Value Measurements as of June 30, 2026
Description	Level 1	Level 2	Level 3	Total
Warrant liabilities	$–	$–	$12,805,900	$12,805,900

	Fair Value Measurements as of December 31, 2025
Description	Level 1	Level 2	Level 3	Total
Warrant liabilities	$–	$–	$8,424,500	$8,424,500

The following table provides a roll-forward of changes for financial instruments measured at fair value on a recurring basis for the six months ended June 30, 2026:

Warrant Liabilities	Amount
Balance as of December 31, 2025	$8,424,500
Loss on change in fair value of warrant liabilities	4,406,400
Extinguishment of warrant liabilities upon exercise	(25,000)
Balance as of June 30, 2026	$12,805,900

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

On June 24, 2026, the agreement was further amended to increase the outstanding balance by $864,000 to $1,620,000 for net cash proceeds of $408,000, with weekly ACH payments revised to $32,400. The Company evaluated the amendment under ASC 470-50, “Modifications and Extinguishments,” and determined it to be an extinguishment. As a result, the Company recognized a loss on extinguishment of debt of $182,649 and recorded an additional debt discount of $420,000. Following the extinguishment, the effective interest rate was 65.0%.

As of June 30, 2026, the outstanding principal balance is $1,620,000, and the unamortized debt discount is $420,000.

20% OID Promissory Note – March 2024

On June 18, 2026, the 20% OID subordinated promissory note, originally issued on March 4, 2024 and previously amended on multiple occasions, was further amended, pursuant to which the parties agreed to extend the maturity date of the note to October 31, 2026. As additional consideration for the amendment, the Company agreed to increase the outstanding principal by 15% or $407,074 as an amendment fee for a new principal amount of $3,120,894. The parties also modified the payment schedule, which requires that the Company pay (i) at least $50,000 by June 22, 2026, (ii) monthly payments of $25,000 from July 15, 2026 to September 15, 2026 and (iii) monthly payments of $150,000 commencing on October 15, 2026. If the note is repaid prior to October 15, 2026, the Company will receive a 5% discount, and the principal amount will be reduced to $2,964,849. The Company evaluated the amendment in accordance with ASC Topic 470-50, “Modifications and Extinguishments,” and determined the amendment was an extinguishment. As a result, the Company recognized a loss on extinguishment of debt of $407,074.

As of June 30, 2026, the total outstanding principal balance is $3,070,894.

NOTE 11—RELATED PARTIES

Management Services Agreements

On April 15, 2013, the Company and 1847 Partners LLC (the “Manager”) entered into a management services agreement, pursuant to which the Company is required to pay the Manager a quarterly management fee equal to 0.5% of its adjusted net assets for services performed (the “Parent Management Fee”). The amount of the Parent Management Fee with respect to any fiscal quarter is (i) reduced by the aggregate amount of any management fees received by the Manager under any offsetting management services agreements with respect to such fiscal quarter, (ii) reduced (or increased) by the amount of any over-paid (or under-paid) Parent Management Fees received by (or owed to) the Manager as of the end of such fiscal quarter, and (iii) increased by the amount of any outstanding accrued and unpaid Parent Management Fees. The Company expensed $0 in Parent Management Fees for the three and six months ended June 30, 2026 and 2025.

On August 21, 2020, 1847 Cabinet Inc. (“1847 Cabinet”) entered into an offsetting management services agreement with the Manager, which was amended on October 8, 2021. Pursuant to the amended management services agreement, the Manager will provide certain services to 1847 Cabinet in exchange for a quarterly management fee equal to the greater of $125,000 or 2% of adjusted net assets (as defined within the amended management services agreement). 1847 Cabinet expensed management fees of $125,000 for the three months ended June 30, 2026 and 2025 and $250,000 for the six months ended June 30, 2026 and 2025.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

On March 30, 2021, 1847 Wolo Inc. (“1847 Wolo”) entered into an offsetting management services agreement with the Manager. Pursuant to the management services agreement, the Manager will provide certain services to 1847 Wolo in exchange for a quarterly management fee equal to the greater of $75,000 or 2% of adjusted net assets (as defined within the management services agreement). 1847 Wolo expensed management fees of $75,000 for the three months ended June 30, 2026 and 2025 and $150,000 for the six months ended June 30, 2026 and 2025.

On December 16, 2024, 1847 CMD Inc. (“1847 CMD”) entered into an offsetting management services agreement with the Manager. Pursuant to the management services agreement, the Manager will provide certain services to 1847 CMD in exchange for a quarterly management fee equal to the greater of $75,000 or 2% of adjusted net assets (as defined within the management services agreement). 1847 CMD expensed management fees of $75,000 for the three months ended June 30, 2026 and 2025 and $150,000 for the six months ended June 30, 2026 and 2025, which is included in discontinued operations. See Note 3—Discontinued Operations for additional information.

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

On a consolidated basis, the Company expensed total management fees of $275,000 for the three months ended June 30, 2026 and 2025, of which $200,000 relates to continuing operations and $75,000 relates to discontinued operations, and $550,000 for the six months ended June 30, 2026 and 2025, of which $400,000 relates to continuing operations and $150,000 relates to discontinued operations. As of June 30, 2026 and December 31, 2025, accrued and unpaid management fees of $830,500 and $730,499, respectively, are included in accounts payable and accrued expenses in the condensed consolidated balance sheets.

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

JUNE 30, 2026

(UNAUDITED)

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

NOTE 13—SHAREHOLDERS’ DEFICIT

Series A Senior Convertible Preferred Shares

As of June 30, 2026 and December 31, 2025, the Company had 50,592 series A senior convertible preferred shares issued and outstanding.

During the three and six months ended June 30, 2026, the Company accrued dividends of $8,852 and $17,607, respectively, for the series A senior convertible preferred shares.

Series C Senior Convertible Preferred Shares

As of June 30, 2026 and December 31, 2025, the Company had 83,603 series C senior convertible preferred shares issued and outstanding.

During the three and six months ended June 30, 2026, the Company accrued dividends of $12,506 and $24,875, respectively, for the series C senior convertible preferred shares.

Series D Senior Convertible Preferred Shares

As of June 30, 2026 and December 31, 2025, the Company had 6,293,022 series D senior convertible preferred shares issued and outstanding.

During the three and six months ended June 30, 2026, the Company accrued dividends of $53,189 and $105,791, respectively, for the series D senior convertible preferred shares.

Series F Convertible Preferred Shares

As of June 30, 2026 and December 31, 2025, the Company had 1,027 series F convertible preferred shares issued and outstanding.

Common Shares

As of June 30, 2026 and December 31, 2025, the Company was authorized to issue 2,000,000,000 common shares, and had 65,293,659 and 61,918,659 common shares issued and outstanding, respectively.

During the six months ended June 30, 2026, the Company issued an aggregate of 3,375,000 common shares upon the cashless exercise of series A warrants issued in December 2024, resulting in extinguishment of warrant liabilities of $25,000.

1847 HOLDINGS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Common Share Equivalents

For the three and six months ended June 30, 2026, there were 1,879,126,608 potential common share equivalents from warrants, convertible preferred shares, and convertible notes excluded from the diluted earnings per share calculations as their effect is anti-dilutive.

Warrants

The Company did not issue any new warrants during the six months ended June 30, 2026.

Below is a table summarizing the changes in warrants outstanding during the six months ended June 30, 2026:

	Warrants	Weighted- Average Exercise Price
Outstanding at December 31, 2025	1,113,606,976	$0.08
Exercised/settled	(2,700,000)	(0.05)
Expired/forfeited	(21)	(81,900)
Outstanding at June 30, 2026	1,110,906,955	$0.07
Exercisable at June 30, 2026	1,110,906,955	$0.07

As of June 30, 2026, the outstanding warrants have a weighted-average remaining contractual life of 4.17 years and a total intrinsic value of $15,359.

NOTE 14—SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these condensed consolidated financial statements were issued and determined that there were no subsequent events requiring recognition or disclosure. See Note 2—Liquidity and Going Concern Assessment for a discussion of the Company’s ongoing process to sell CMD.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “could,” “will,” “should,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (“SEC”) on March 31, 2026, or the Annual Report, and elsewhere in this report. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance.

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

Recent Developments

Sale Process for CMD

As previously disclosed, during the first quarter of 2026, our Board of Directors approved a plan to actively market CMD for sale, and CMD has been classified as held for sale and as discontinued operations. We are currently evaluating multiple non-binding offers from prospective buyers, none of which is subject to exclusivity. There can be no assurance that a definitive agreement will be reached or that any transaction will be completed on terms acceptable to us or at all. See Note 2—Liquidity and Going Concern Assessment for additional information.

Management Fees

On April 15, 2013, we and our manager entered into a management services agreement, pursuant to which we are required to pay our manager a quarterly management fee equal to 0.5% of our adjusted net assets for services performed (which we refer to as the parent management fee). The amount of the parent management fee with respect to any fiscal quarter is (i) reduced by the aggregate amount of any management fees received by our manager under any offsetting management services agreements with respect to such fiscal quarter, (ii) reduced (or increased) by the amount of any over-paid (or under-paid) parent management fees received by (or owed to) our manager as of the end of such fiscal quarter, and (iii) increased by the amount of any outstanding accrued and unpaid parent management fees. We did not expense any parent management fees for the three and six months ended June 30, 2026.

On August 21, 2020, 1847 Cabinet entered into an offsetting management services agreement with our manager, which was amended on October 8, 2021. Pursuant to the amended management services agreement, our manager will provide certain services to 1847 Cabinet in exchange for a quarterly management fee equal to the greater of $125,000 or 2% of adjusted net assets (as defined within the amended management services agreement). 1847 Cabinet expensed management fees of $125,000 for three months ended June 30, 2026 and 2025 and $250,000 for the six months ended June 30, 2026 and 2025.

On March 30, 2021, 1847 Wolo entered into an offsetting management services agreement with our manager. Pursuant to the management services agreement, our manager will provide certain services to 1847 Wolo in exchange for a quarterly management fee equal to the greater of $75,000 or 2% of adjusted net assets (as defined within the management services agreement). 1847 Wolo expensed management fees of $75,000 for the three months ended June 30, 2026 and 2025 and $150,000 for the six months ended June 30, 2026 and 2025.

On December 16, 2024, 1847 CMD entered into an offsetting management services agreement with our manager. Pursuant to the management services agreement, our manager will provide certain services to 1847 CMD in exchange for a quarterly management fee equal to the greater of $75,000 or 2% of adjusted net assets (as defined within the management services agreement). 1847 CMD expensed management fees of $75,000 for the three months ended June 30, 2026 and 2025 and $150,000 for the six months ended June 30, 2026 and 2025, which is included in discontinued operations.

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

On a consolidated basis, our company expensed total management fees from continuing operations and discontinued operations of $200,000 and $75,000, respectively, for the three months ended June 30, 2026 and 2025 and $400,000 and $150,000 for the six months ended June 30, 2026 and 2025, respectively.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

The following tables present key components of our results of continuing operations during the three months ended June 30, 2026 and 2025, both in dollars and as a percentage of our revenues.

	Three Months Ended June 30,
	2026		2025
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$1,567,130	100.0%	$1,791,544	100.0%
Operating expenses
Cost of revenues	855,314	54.6%	1,085,942	60.6%
Personnel	373,940	23.9%	443,568	24.8%
Depreciation and amortization	110,757	7.1%	127,533	7.1%
General and administrative	584,238	37.3%	571,839	31.9%
Professional fees	101,407	6.5%	507,926	28.4%
Loss on abandonment of right-of-use asset	–	–	112,705	6.3%
Total operating expenses	2,025,656	129.3%	2,849,513	159.1%
Loss from operations	(458,526)	(29.3)%	(1,057,969)	(59.1)%
Other income (expense)
Other expense	(19,529)	(1.2)%	–	–
Loss on disposal of property and equipment	–	–	(2,858)	(0.2)%
Interest expense	(1,616,654)	(103.2)%	(1,058,597)	(59.1)%
Amortization of debt discounts	(120,885)	(7.7)%	(472,680)	(26.4)%
Loss on extinguishment of debt	(589,723)	(37.6)%	(708,218)	(39.5)%
Gain on change in fair value of derivative liabilities	–	–	220,000	12.3%
Gain (loss) on change in fair value of warrant liabilities	(3,136,100)	(200.1)%	24,053,885	1,342.6%
Total other income (expense)	(5,482,891)	(349.9)%	22,031,532	1,229.8%
Income (loss) from continuing operations before income taxes	(5,941,417)	(379.1)%	20,973,563	1,170.7%
Income tax benefit (provision)	(4,000)	(0.3)%	81,000	4.5%
Net income (loss) from continuing operations	$(5,945,417)	(379.4)%	$21,054,563	1,175.2%

Revenues

Our total revenues were $1,567,130 for the three months ended June 30, 2026, as compared to $1,791,544 for the three months ended June 30, 2025. The following tables present our revenues by segment for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026
	Kyle’s	ICD	Wolo	Total
Revenues
Cabinetry and millwork	$1,459,511	$–	$–	$1,459,511
Automotive horns	–	–	91,765	91,765
Automotive lighting	–	–	15,854	15,854
Total revenues	$1,459,511	$–	$107,619	$1,567,130

	Three Months Ended June 30, 2025
	Kyle’s	ICD	Wolo	Total
Revenues
Cabinetry and millwork	$1,549,126	$33,971	$–	$1,583,097
Automotive horns	–	–	72,308	72,308
Automotive lighting	–	–	136,139	136,139
Total revenues	$1,549,126	$33,971	$208,447	$1,791,544

Construction Operations — Kyle’s and ICD

Revenue from our construction operations is derived from contracts with customers for finish carpentry and related products and services, including millwork and cabinetry for general contractors, commercial developers, residential builders and homeowners, and government entities.

Revenues from Kyle’s decreased by $89,615, or 5.8%, to $1,459,511 for the three months ended June 30, 2026 from $1,549,126 for the three months ended June 30, 2025. Such a decrease was primarily attributable to the timing of new contract awards and the commencement of related performance obligations. Revenue from Kyle’s construction contracts is recognized over time as costs are incurred, and the volume of active contracts in the second quarter of 2026 reflects a temporary reduction in new project starts compared to the prior year period. Management expects revenue to recover as newly awarded contracts advance toward completion and additional contract awards are obtained.

ICD generated no revenues for the three months ended June 30, 2026, as compared to $33,971 for the three months ended June 30, 2025, as we continued the operational repositioning of ICD’s business following the closure of its warehouse facility in 2025. Management is evaluating strategic alternatives for ICD’s operations going forward.

Automotive Supplies Operations — Wolo

Revenue from our automotive supplies operations is derived from the sale of horn and safety warning lights for cars, trucks, industrial equipment, and emergency vehicles.

Revenues from Wolo decreased by $100,828, or 48.4%, to $107,619 for the three months ended June 30, 2026 from $208,447 for the three months ended June 30, 2025. The decrease in revenues reflects the continued transition of Wolo’s business model following the strategic repositioning undertaken during 2025, which included the transition to a third-party logistics model and a refocusing of commercial efforts on e-commerce growth channels. Revenue during the second quarter of 2026 reflects the early stages of this transition, as we continued to rebuild Wolo’s product availability and establish its presence across e-commerce platforms. While revenues remain significantly below prior year levels during this rebuilding period, management believes the operational changes implemented position Wolo for improved performance as its e-commerce channels mature and product availability increases.

Cost of Revenues and Gross Profit

Our total cost of revenues was $855,314 for the three months ended June 30, 2026, as compared to $1,085,942 for the three months ended June 30, 2025. Total gross profit increased to $711,816 for the three months ended June 30, 2026 from $705,602 for the three months ended June 30, 2025, as the decrease in cost of revenues outpaced the decrease in revenues. This was primarily due to the shift in Wolo’s revenue mix toward higher-margin direct-to-consumer e-commerce sales and the elimination of fixed fulfillment and warehousing costs from cost of revenues following the transition to a third-party logistics model, as well as a lower proportion of direct material and subcontractor costs relative to revenues at Kyle’s, each as discussed further below.

Construction Operations — Kyle’s and ICD

Cost of revenues from our construction operations primarily consists of direct materials, including doors, frames, trim, hardware, millwork, and cabinetry, direct labor and subcontractor costs, and other costs directly attributable to contract performance.

Cost of revenues for Kyle’s decreased by $70,576, or 7.8%, to $839,154 for the three months ended June 30, 2026 from $909,730 for the three months ended June 30, 2025, a decline that outpaced the 5.8% decrease in revenues. Accordingly, gross profit for Kyle’s decreased by $19,039, or 3.0%, to $620,357 for the three months ended June 30, 2026 from $639,396 for the three months ended June 30, 2025, while gross margin improved to 42.5% from 41.3%, primarily due to a lower proportion of direct material and subcontractor costs relative to contract revenues for the period. The improved gross margin percentage should be considered in the context of the lower revenue base for the period and may not be indicative of future results.

ICD generated no revenues during the three months ended June 30, 2026 and minimal revenues during the three months ended June 30, 2025.

Automotive Supplies Operations — Wolo

Cost of revenue from our automotive supplies operations primarily consists of the costs of purchased finished goods, inbound freight and tariff costs.

Cost of revenues for Wolo decreased by $158,329, or 90.7%, to $16,160 for the three months ended June 30, 2026 from $174,489 for the three months ended June 30, 2025. Despite the decrease in revenues, gross profit for Wolo increased by $57,501, or 169.3%, to $91,459 for the three months ended June 30, 2026 from $33,958 for the three months ended June 30, 2025. Gross margin for Wolo improved to 85.0% for the three months ended June 30, 2026 from 16.3% for the three months ended June 30, 2025, primarily due to a favorable shift in product and channel mix as Wolo transitions toward direct-to-consumer e-commerce sales, which carry higher margins relative to the wholesale and distributor channels that comprised a greater portion of revenues in the prior year period. Additionally, the transition to a third-party logistics model reduced certain fixed fulfillment and warehousing costs that were previously absorbed into cost of revenues. The improved gross margin percentage should be considered in the context of the significantly reduced revenue base and may not be indicative of future results as Wolo continues to rebuild its revenue base.

Personnel Costs

Personnel costs include employee salaries and bonuses, and related payroll taxes, as well as health insurance premiums, 401(k) contributions, and training costs. Our total personnel costs were $373,940 for the three months ended June 30, 2026, as compared to $443,568 for the three months ended June 30, 2025.

Construction Operations — Kyle’s and ICD

Personnel costs for Kyle’s remained relatively consistent at $311,119 for the three months ended June 30, 2026 compared to $308,289 for the three months ended June 30, 2025. As a percentage of revenues, personnel costs for Kyle’s were 21.3% and 19.9% for the three months ended June 30, 2026 and 2025, respectively.

ICD did not have any personnel costs for the three months ended June 30, 2026, as compared to $2,500 for the three months ended June 30, 2025. Such decrease was primarily due to the reduction in workforce resulting from the operational repositioning described above.

Automotive Supplies Operations — Wolo

Personnel costs for Wolo decreased by $81,546, or 75.6%, to $26,291 for the three months ended June 30, 2026 from $107,837 for the three months ended June 30, 2025. Such decrease was primarily due to the significant reduction in workforce in connection with the transition to a third-party logistics model. As a percentage of revenues, personnel costs for Wolo were 24.4% and 51.7% for the three months ended June 30, 2026 and 2025, respectively.

Corporate Services

Personnel costs for the corporate services segment were $36,530 for the three months ended June 30, 2026 compared to $24,942 for the three months ended June 30, 2025. Corporate personnel costs reflect corporate compensation costs, net of intercompany allocations to the operating subsidiaries, which eliminate in consolidation. Both periods reflect a net expense, as corporate compensation costs retained at the corporate level exceeded amounts allocated to the operating subsidiaries during the respective periods.

Depreciation and Amortization

Our total depreciation and amortization expense decreased by $16,776, or 13.2%, to $110,757 for the three months ended June 30, 2026 from $127,533 for the three months ended June 30, 2025. Such a decrease was primarily a result of disposals of property and equipment during 2025 resulting in a lower depreciable asset base in the current period.

General and Administrative Expenses

Our total general and administrative expenses increased by $12,399, or 2.2%, to $584,238 for the three months ended June 30, 2026, as compared to $571,839 for the three months ended June 30, 2025.Our general and administrative expenses consist primarily of insurance expense, rent expense, management fees, advertising, bank fees, bad debt expense, and other general expenses incurred in connection with general operations.

Construction Operations — Kyle’s and ICD

General and administrative expenses for Kyle’s decreased by $23,244, or 8.3%, to $256,240 for the three months ended June 30, 2026 from $279,484 for the three months ended June 30, 2025, a decrease broadly proportional to the decline in revenues. As a percentage of revenues, general and administrative expenses for Kyle’s were 17.6% and 18.0% for the three months ended June 30, 2026 and 2025, respectively.

General and administrative expenses for ICD decreased by $29,873, or 32.3%, to $62,500 for the three months ended June 30, 2026 from $92,373 for the three months ended June 30, 2025. Such a decrease was primarily due to reduced operating costs resulting from the abandonment of the warehouse facility and workforce reductions, partially offset by costs incurred in connection with the operational repositioning.

Automotive Supplies Operations — Wolo

General and administrative expenses for Wolo increased by $86,561, or 44.1%, to $282,722 for the three months ended June 30, 2026 from $196,161 for the three months ended June 30, 2025. Such an increase was primarily due to bad debt expense recognized during the three months ended June 30, 2026 related to receivables from Wolo’s legacy wholesale and distributor customers, as well as increased software and information technology costs associated with the build-out of Wolo’s e-commerce platform, partially offset by decreases in advertising, rent, and utilities costs following the exit of the warehouse facility and lower corporate shared services allocations. As a percentage of revenues, general and administrative expenses for Wolo were 262.7% and 94.1% for the three months ended June 30, 2026 and 2025, respectively.

Corporate Services

General and administrative expenses for the corporate services segment were $(17,224) for the three months ended June 30, 2026 compared to $3,821 for the three months ended June 30, 2025. The current period reflects a net credit balance resulting from allocations of corporate costs to operating subsidiaries exceeding total corporate overhead incurred during that period. The prior period reflects a net expense as the level of corporate overhead retained at the corporate level exceeded amounts allocated to operating subsidiaries during the three months ended June 30, 2025.

Professional Fees

Our total professional fees were $101,407 for the three months ended June 30, 2026, as compared to $507,926 for the three months ended June 30, 2025.

Construction Operations — Kyle’s and ICD

Kyle’s did not have any professional fees for the three months ended June 30, 2026, as compared to $6,400 for the three months ended June 30, 2025.

ICD did not incur any professional fees for the three months ended June 30, 2026 and 2025.

Automotive Supplies Operations — Wolo

Professional fees for Wolo decreased by $7,895, or 59.5%, to $5,378 for the three months ended June 30, 2026 from $13,273 for the three months ended June 30, 2025. Such decrease was primarily due to reduced legal and consulting fees in connection with the operational repositioning undertaken during 2025, including costs associated with the warehouse lease termination and logistics transition that were incurred in the prior year period and did not recur. As a percentage of revenues, professional fees for Wolo were 5.0% and 6.4% for the three months ended June 30, 2026 and 2025, respectively.

Corporate Services

Professional fees for the corporate services segment decreased by $392,224, or 80.3%, to $96,029 for the three months ended June 30, 2026 from $488,253 for the three months ended June 30, 2025. Such a decrease was primarily due to a reduction in legal fees associated with outstanding litigation matters and lower audit, accounting, and other public company related fees in the current period.

Total Other Income (Expense)

We had $5,482,891 in total other expense, net, for the three months ended June 30, 2026, as compared to total other income, net of $22,031,532 for the three months ended June 30, 2025. Other expense, net, for the three months ended June 30, 2026 consisted of interest expense of $1,616,654, a loss on change in fair value of warrant liabilities of $3,136,100, amortization of debt discounts of $120,885, loss on extinguishment of debt of $589,723, and other expense of $19,529, while other income, net, for the three months ended June 30, 2025 consisted of a gain on change in fair value of warrant liabilities of $24,053,885 and a gain on change in fair value of derivative liabilities of $220,000, offset by a loss on extinguishment of debt of $708,218, interest expense of $1,058,597, amortization of debt discounts of $472,680, and a loss on disposal of property and equipment of $2,858.

Income Tax Benefit (Provision)

We had an income tax provision of $4,000 for the three months ended June 30, 2026, as compared to an income tax benefit of $81,000 for the three months ended June 30, 2025.

Net Income (Loss) from Continuing Operations

As a result of the cumulative effect of the factors described above, we had a net loss from continuing operations of $5,945,417 for the three months ended June 30, 2026, as compared to net income from continuing operations of $21,054,563 for the three months ended June 30, 2025.

Comparison of the Six Months Ended June 30, 2026 and 2025

The following tables present key components of our results of continuing operations during the six months ended June 30, 2026 and 2025, both in dollars and as a percentage of our revenues.

	Six Months Ended June 30,
	2026		2025
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$2,735,538	100.0%	$4,562,335	100.0%
Operating expenses
Cost of revenues	1,608,751	58.8%	2,626,288	57.6%
Personnel	653,079	23.9%	837,928	18.4%
Depreciation and amortization	225,454	8.2%	256,863	5.6%
General and administrative	1,042,484	38.1%	1,249,794	27.4%
Professional fees	463,499	16.9%	1,951,626	42.8%
Loss on abandonment of right-of-use asset	–	–	112,705	2.5%
Total operating expenses	3,993,267	146.0%	7,035,204	154.2%
Loss from operations	(1,257,729)	(46.0)%	(2,472,869)	(54.2)%
Other income (expense)
Other expense	(30,848)	(1.1)%	–	–
Gain on disposal of property and equipment	–	–	50,696	1.1%
Interest expense	(3,286,486)	(120.1)%	(2,288,103)	(50.2)%
Amortization of debt discounts	(280,180)	(10.2)%	(937,730)	(20.6)%
Loss on extinguishment of debt	(589,723)	(21.6)%	(3,009,416)	(66.0)%
Gain on change in fair value of derivative liabilities	–	–	185,000	4.1%
Gain (loss) on change in fair value of warrant liabilities	(4,406,400)	(161.1)%	27,723,683	607.7%
Total other income (expense)	(8,593,637)	(314.1)%	21,724,130	476.2%
Income (loss) from continuing operations before income taxes	(9,851,366)	(360.1)%	19,251,261	422.0%
Income tax benefit	58,000	2.1%	175,000	3.8%
Net income (loss) from continuing operations	$(9,793,366)	(358.0)%	$19,426,261	425.8%

Revenues

Our total revenues were $2,735,538 for the six months ended June 30, 2026, as compared to $4,562,335 for the six months ended June 30, 2025. The following tables present our revenues by segment for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30, 2026
	Kyle’s	ICD	Wolo	Total
Revenues
Cabinetry and millwork	$2,561,041	$–	$–	$2,561,041
Automotive horns	–	–	154,985	154,985
Automotive lighting	–	–	19,512	19,512
Total revenues	$2,561,041	$–	$174,497	$2,735,538

	Six Months Ended June 30, 2025
	Kyle’s	ICD	Wolo	Total
Revenues
Cabinetry and millwork	$3,411,478	$33,971	$–	$3,445,449
Automotive horns	–	–	911,658	911,658
Automotive lighting	–	–	205,228	205,228
Total revenues	$3,411,478	$33,971	$1,116,886	$4,562,335

Construction Operations — Kyle’s and ICD

Revenues from Kyle’s decreased by $850,437, or 24.9%, to $2,561,041 for the six months ended June 30, 2026 from $3,411,478 for the six months ended June 30, 2025. Such a decrease was primarily attributable to the timing of new contract awards and the commencement of related performance obligations. Revenue from Kyle’s construction contracts is recognized over time as costs are incurred, and the volume of active contracts in the first half of 2026 reflects a temporary reduction in new project starts compared to the prior year period. Management expects revenue to recover as newly awarded contracts advance toward completion and additional contract awards are obtained.

ICD generated no revenues for the six months ended June 30, 2026, as compared to $33,971 for the six months ended June 30, 2025, as we continued the operational repositioning of ICD’s business following the closure of its warehouse facility in 2025. Management is evaluating strategic alternatives for ICD’s operations going forward.

Automotive Supplies Operations — Wolo

Revenues from Wolo decreased by $942,389, or 84.4%, to $174,497 for the six months ended June 30, 2026 from $1,116,886 for the six months ended June 30, 2025. The decrease in revenues reflects the continued transition of Wolo’s business model following the strategic repositioning undertaken during 2025, which included the transition to a third-party logistics model and a refocusing of commercial efforts on e-commerce growth channels. Revenue during the first half of 2026 reflects the early stages of this transition, as we continued to rebuild Wolo’s product availability and establish its presence across e-commerce platforms. While revenues remain significantly below prior year levels during this rebuilding period, management believes the operational changes implemented position Wolo for improved performance as its e-commerce channels mature and product availability increases.

Cost of Revenues and Gross Profit

Our total cost of revenues was $1,608,751 for the six months ended June 30, 2026, as compared to $2,626,288 for the six months ended June 30, 2025. Accordingly, our total gross profit was $1,126,787 for the six months ended June 30, 2026, as compared to $1,936,047 for the six months ended June 30, 2025.

Construction Operations — Kyle’s and ICD

Cost of revenues for Kyle’s decreased by $323,411, or 17.1%, to $1,562,474 for the six months ended June 30, 2026 from $1,885,885 for the six months ended June 30, 2025. Accordingly, gross profit for Kyle’s decreased by $527,026, or 34.5%, to $998,567 for the six months ended June 30, 2026 from $1,525,593 for the six months ended June 30, 2025. Gross margin for Kyle’s declined to 39.0% for the six months ended June 30, 2026 from 44.7% for the six months ended June 30, 2025, reflecting the impact of fixed and semi-fixed direct costs being absorbed over a significantly lower revenue base during the period. As active contract volume declined due to the timing of new contract awards, certain direct labor and overhead costs could not be proportionally reduced, resulting in margin compression. Management expects gross margins to recover as new contract awards are obtained and revenue volumes return to normalized levels.

ICD generated no revenues during the six months ended June 30, 2026 and minimal revenues during the six months ended June 30, 2025.

Automotive Supplies Operations — Wolo

Cost of revenues for Wolo decreased by $692,403, or 93.7%, to $46,277 for the six months ended June 30, 2026 from $738,680 for the six months ended June 30, 2025. Accordingly, gross profit for Wolo decreased by $249,986, or 66.1%, to $128,220 for the six months ended June 30, 2026 from $378,206 for the six months ended June 30, 2025. Gross margin for Wolo improved to 73.5% for the six months ended June 30, 2026 from 33.9% for the six months ended June 30, 2025, primarily due to a favorable shift in product and channel mix as Wolo transitions toward direct-to-consumer e-commerce sales, which carry higher margins relative to the wholesale and distributor channels that comprised a greater portion of revenues in the prior year period. Additionally, the transition to a third-party logistics model reduced certain fixed fulfillment and warehousing costs that were previously absorbed into cost of revenues. The improved gross margin percentage should be considered in the context of the significantly reduced revenue base and may not be indicative of future results as Wolo continues to rebuild its revenue base.

Personnel Costs

Our total personnel costs were $653,079 for the six months ended June 30, 2026, as compared to $837,928 for the six months ended June 30, 2025.

Construction Operations — Kyle’s and ICD

Personnel costs for Kyle’s increased by $38,773, or 6.6%, to $629,669 for the six months ended June 30, 2026 from $590,896 for the six months ended June 30, 2025. Such increase was primarily due to additional headcount added during 2025 in anticipation of new contract awards and the associated revenue ramp up expected in subsequent periods. As a percentage of revenues, personnel costs for Kyle’s were 24.6% and 17.3% for the six months ended June 30, 2026 and 2025, respectively.

ICD did not have any personnel costs for the six months ended June 30, 2026, as compared to $63,406 for the six months ended June 30, 2025. Such decrease was primarily due to the reduction in workforce resulting from the operational repositioning described above.

Automotive Supplies Operations — Wolo

Personnel costs for Wolo decreased by $217,951, or 79.5%, to $56,155 for the six months ended June 30, 2026 from $274,106 for the six months ended June 30, 2025. Such decrease was primarily due to the significant reduction in workforce in connection with the transition to a third-party logistics model. As a percentage of revenues, personnel costs for Wolo were 32.2% and 24.5% for the six months ended June 30, 2026 and 2025, respectively.

Corporate Services

Personnel costs for the corporate services segment were $(32,745) for the six months ended June 30, 2026, as compared to $(90,480) for the six months ended June 30, 2025. Corporate personnel costs reflect intercompany allocations of corporate compensation costs to the operating subsidiaries, which eliminate in consolidation, resulting in net credit balances for the six months ended June 30, 2026 and 2025.

Depreciation and Amortization

Our total depreciation and amortization expense decreased by $31,409, or 12.2%, to $225,454 for the six months ended June 30, 2026 from $256,863 for the six months ended June 30, 2025. Such a decrease was primarily a result of disposals of property and equipment during 2025 resulting in a lower depreciable asset base in the current period.

General and Administrative Expenses

Our total general and administrative expenses were $1,042,484 for the six months ended June 30, 2026, as compared to $1,249,794 for the six months ended June 30, 2025.

Construction Operations — Kyle’s and ICD

General and administrative expenses for Kyle’s decreased by $23,368, or 4.2%, to $531,275 for the six months ended June 30, 2026 from $554,643 for the six months ended June 30, 2025, remaining essentially flat period over period. As a percentage of revenues, general and administrative expenses for Kyle’s were 20.7% and 16.3% for the six months ended June 30, 2026 and 2025, respectively.

General and administrative expenses for ICD decreased by $210,440, or 62.7%, to $125,059 for the six months ended June 30, 2026 from $335,499 for the six months ended June 30, 2025. Such a decrease was primarily due to reduced operating costs resulting from the abandonment of the warehouse facility and workforce reductions, partially offset by costs incurred in connection with the operational repositioning.

Automotive Supplies Operations — Wolo

General and administrative expenses for Wolo decreased by $36,924, or 8.6%, to $394,523 for the six months ended June 30, 2026 from $431,447 for the six months ended June 30, 2025. Such a decrease was primarily due to reduced operating costs in connection with the operational repositioning, including the termination of the warehouse lease and the transition to a third-party logistics model, partially offset by bad debt expense recognized during the second quarter of 2026. As a percentage of revenues, general and administrative expenses for Wolo were 226.1% and 38.6% for the six months ended June 30, 2026 and 2025, respectively.

Corporate Services

General and administrative expenses for the corporate services segment were $(8,373) for the six months ended June 30, 2026 compared to $(71,795) for the six months ended June 30, 2025. Corporate general and administrative expenses reflect intercompany allocations of corporate overhead costs to the operating subsidiaries, which eliminate in consolidation. Both periods reflect net credit balances resulting from allocations of corporate costs to operating subsidiaries exceeding total corporate overhead incurred during the respective periods.

Professional Fees

Our total professional fees were $463,499 for the six months ended June 30, 2026, as compared to $1,951,626 for the six months ended June 30, 2025.

Construction Operations — Kyle’s and ICD

Kyle’s did not have any professional fees for the six months ended June 30, 2026, as compared to $6,400 for the six months ended June 30, 2025.

ICD did not incur any professional fees for the six months ended June 30, 2026, as compared to $3,518 for the six months ended June 30, 2025. Such a decrease was primarily due to a reduction in legal and consulting fees in connection with the operational repositioning and workforce reductions undertaken during 2025.

Automotive Supplies Operations — Wolo

Professional fees for Wolo decreased by $25,925, or 67.5%, to $12,465 for the six months ended June 30, 2026 from $38,390 for the six months ended June 30, 2025. Such decrease was primarily due to reduced legal and consulting fees in connection with the operational repositioning undertaken during 2025, including costs associated with the warehouse lease termination and logistics transition that were incurred in the prior year period and did not recur. As a percentage of revenues, professional fees for Wolo were 7.1% and 3.4% for the six months ended June 30, 2026 and 2025, respectively.

Corporate Services

Professional fees for the corporate services segment decreased by $1,452,284, or 76.3%, to $451,034 for the six months ended June 30, 2026 from $1,903,318 for the six months ended June 30, 2025. Such a decrease was primarily due to a reduction in legal fees associated with outstanding litigation matters and lower audit and accounting fees in the current period. The prior period reflected elevated professional fees following the acquisition of CMD in December 2024, which did not recur at the same level in the current period.

Total Other Income (Expense)

We had $8,593,637 in total other expense, net, for the six months ended June 30, 2026, as compared to total other income, net of $21,724,130 for the six months ended June 30, 2025. Other expense, net, for the six months ended June 30, 2026 consisted of interest expense of $3,286,486, a loss on change in fair value of warrant liabilities of $4,406,400, amortization of debt discounts of $280,180, loss on extinguishment of debt of $589,723, and other expense of $30,848, while other income, net, for the six months ended June 30, 2025 consisted of a gain on change in fair value of warrant liabilities of $27,723,683, a gain on change in fair value of derivative liabilities of $185,000, and a gain on disposal of property and equipment of $50,696, partially offset by a loss on extinguishment of debt of $3,009,416, interest expense of $2,288,103, and amortization of debt discounts of $937,730.

Income Tax Benefit

We had an income tax benefit of $58,000 for the six months ended June 30, 2026, as compared to $175,000 for the six months ended June 30, 2025.

Net Income (Loss) from Continuing Operations

As a result of the cumulative effect of the factors described above, we had a net loss from continuing operations of $9,793,366 for the six months ended June 30, 2026, as compared to net income from continuing operations of $19,426,261 for the six months ended June 30, 2025.

Liquidity and Capital Resources

As of June 30, 2026, we had cash and cash equivalents of $442,279, an accumulated deficit of $119,923,707, and a working capital deficit of $41,437,625. For the six months ended June 30, 2026, we incurred an operating loss from continuing operations of $1,257,729 and generated net cash from operating activities of $712,366. To date, we have financed our operations primarily through revenue generated from operations, cash proceeds from financing activities, borrowings, and equity contributions by our shareholders.

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

Management plans to address these conditions by securing additional capital through debt and equity financing, including potential public and private offerings of our securities, evaluating opportunities to refinance or extend the maturity of existing debt obligations, implementing reductions in discretionary operating expenditures to the extent practicable, exploring strategic alternatives with respect to our operating subsidiaries to reduce debt obligations, and actively pursuing the sale of CMD. We are currently evaluating multiple non-binding offers from prospective buyers, none of which is subject to exclusivity. If a sale is consummated, the proceeds would be expected to be sufficient to repay a significant portion of our outstanding debt obligations. However, there can be no assurance that a definitive agreement will be reached or that any transaction will be completed on terms acceptable to us or at all. Management has evaluated whether it is probable that these plans would be effectively implemented and, if so, whether they would mitigate the relevant conditions or events that raise substantial doubt within the next twelve months. Because these plans are subject to market conditions and reliance on third parties, and because there is no assurance that we will be able to raise capital on acceptable terms or at all, management has concluded that substantial doubt about our company’s ability to continue as a going concern has not been alleviated as of the date our condensed consolidated financial statements are issued.

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

Summary of Cash Flow

The following table provides detailed information about our net cash flows from continuing operations for the periods indicated:

	Six Months Ended June 30,
	2026	2025
Net cash provided by operating activities from continuing operations	$712,366	$604,364
Net cash provided by (used in) investing activities from continuing operations	99,000	(798,735)
Net cash used in financing activities from continuing operations	(632,778)	(1,311,196)
Net change in cash and cash equivalents from continuing operations	178,588	(1,505,567)
Cash, cash equivalents, and restricted cash at the beginning of period	263,691	2,162,412
Cash, cash equivalents, and restricted cash at the end of period	$442,279	$656,845

Net cash provided by operating activities from continuing operations was $712,366 for the six months ended June 30, 2026, as compared to $604,364 for the six months ended June 30, 2025. Net cash provided by operating activities from continuing operations for the six months ended June 30, 2026 was primarily attributable to an increase in accounts payable and accrued expenses, partially offset by the net loss from continuing operations, net of non-cash charges, and increases in accounts receivable, inventories, and prepaid expenses.

Net cash provided by investing activities from continuing operations was $99,000 for the six months ended June 30, 2026, as compared to net cash used in investing activities of $798,735 for the six months ended June 30, 2025. The net cash provided by investing activities from continuing operations for six months ended June 30, 2026 consisted entirely of proceeds received in connection with the resolution of post-closing adjustments under the High Mountain purchase agreement, while the net cash used in investing activities from continuing operations for the six months ended June 30, 2025 consisted of a reduction of the High Mountain Holdback Amount of $858,039 and purchases of property and equipment of $8,196, offset by proceeds received from the disposal of property and equipment of $67,500.

Net cash used in financing activities from continuing operations was $632,778 for the six months ended June 30, 2026, as compared to $1,311,196 for the six months ended June 30, 2025. The net cash used in financing activities from continuing operations for the six months ended June 30, 2026 consisted of repayments of notes payable and finance lease liabilities of $1,398,496 and repayments of related party notes payable of $261,282, partially offset by proceeds from the purchase and sale of future revenues loan of $1,027,000, while the net cash used in financing activities from continuing operations for the six months ended June 30, 2025 consisted of repayments of notes payable and finance lease liabilities of $1,776,846, offset by proceeds from notes payable of $465,650.

Debt

The following table shows aggregate figures for our total debt that is coming due in the short and long term as of June 30, 2026. For a complete description of the terms of our outstanding debt, please see Note 10—Notes Payable to our condensed consolidated financial statements above and Notes 14—Notes Payable, 15—Convertible Notes Payable and 16—Related Parties to our consolidated financial statements for the years ended December 31, 2025 and 2024 included in the Annual Report.

	Short-Term	Long-Term	Total Debt
Notes Payable
6% Subordinated promissory note	$500,000	$–	$500,000
Purchase and sale of future revenues loan	1,620,000	–	1,620,000
20% OID subordinated promissory note	3,070,894	–	3,070,894
12% subordinated promissory note for services	840,000	–	840,000
25% OID subordinated promissory note	1,455,600	–	1,455,600
Total notes payable	7,486,494	–	7,486,494
Less: debt discounts	(420,000)	–	(420,000)
Total notes payable, net	7,066,494	–	7,066,494

Related Party Notes Payable
Related party promissory note	1,004,044	–	1,004,044

Convertible Notes Payable
Secured convertible promissory notes	22,751,184	–	22,751,184

Finance Leases
Financing leases	197,960	130,329	328,289

Combined total debt	$31,439,682	$130,329	$31,570,011
Less: combined debt discounts	(420,000)	–	(420,000)
Combined total debt, net	$31,019,682	$130,329	$31,150,011

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. As a result of this evaluation, our chief executive officer and chief financial officer have concluded that, because of the material weaknesses described in Item 9A “Controls and Procedures” of the Annual Report, which we are still in the process of remediating as of June 30, 2026, our disclosure controls and procedures were not effective as of June 30, 2026. Investors are directed to Item 9A of the Annual Report for the description of these weaknesses. Notwithstanding the identified material weaknesses, management, including our chief executive officer and chief financial officer, believes the consolidated financial statements included in this report fairly represent, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with GAAP.

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

As disclosed in the Annual Report, our management has identified the steps necessary to address the material weaknesses, and in the second quarter of 2026, we continued to implement the following remedial procedures:

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

We have not sold any equity securities during the three months ended June 30, 2026 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

We did not repurchase any of our common shares during the three months ended June 30, 2026.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during the three months ended June 30, 2026 but was not reported.

There have been no material changes to the procedures by which shareholders may recommend nominees to our board of directors since such procedures were last disclosed.

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended June 30, 2026.

Board Resignation and Appointment

The following information is being provided in lieu of filing a Current Report on Form 8-K under Item 5.02:

Mr. Paul Froning resigned from the Company’s Board of Directors, effective automatically upon the filing with the SEC of this Form 10-Q for the quarter ended June 30, 2026. Mr. Froning also served as the chair of the Audit Committee of the Board until his resignation became effective. Mr. Froning’s resignation was not due to any disagreement with the Company on any matter relating to its operations, policies (including accounting or financial policies) or practices.

The Board appointed Mr. Robert Barry, a member of the Board of Directors, to replace Mr. Froning as a member and the chair of the Audit Committee, effective upon Mr. Froning’s resignation. The Board determined that Mr. Barry is an “audit committee financial expert” as defined by applicable SEC rules.

ITEM 6.	EXHIBITS.

Exhibit No.	Description of Exhibit
3.1	Certificate of Formation of 1847 Holdings LLC (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed on February 7, 2014)
3.2	Second Amended and Restated Operating Agreement of 1847 Holdings LLC, dated January 19, 2018 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 22, 2018)
3.3	Amendment No. 1 to Second Amended and Restated Operating Agreement (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 11, 2021)
3.4	Amendment No. 2 to Second Amended and Restated Operating Agreement of 1847 Holdings LLC, dated October 16, 2023 (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed on October 16, 2023)
3.5	Amendment No. 3 to Second Amended and Restated Operating Agreement of 1847 Holdings LLC, dated December 19, 2023 (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-1 filed on January 24, 2024)
3.6	Amendment No. 4 to Second Amended and Restated Operating Agreement of 1847 Holdings LLC, dated March 11, 2025 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 17, 2025)
4.1	Amended and Restated Share Designation of Series A Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on April 1, 2021)
4.2	Amendment No. 1 to Amended and Restated Share Designation of Series A Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on October 5, 2021)
4.3	Share Designation of Series C Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 23, 2024)

4.4	Share Designation of Series D Senior Convertible Preferred Shares (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q filed on August 19, 2024)
4.5	Share Designation of Series F Convertible Preferred Shares (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 31, 2025)
4.6	Form of Pre-Funded Warrant to Purchase Common Shares, dated December 16, 2024 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on December 18, 2024)
4.7	Form of Series A Warrant to Purchase Common Shares, dated December 16, 2024 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on December 18, 2024)
4.8	Form of Series B Warrant to Purchase Common Shares, dated December 16, 2024 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on December 18, 2024)
4.9	Form of Series B Warrant to Purchase Common Shares, dated October 30, 2024 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on October 31, 2024)
4.10	Form of Common Share Purchase Warrant issued by 1847 Holdings LLC on May 8, 2024 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on May 14, 2024)
4.11	Common Share Purchase Warrant issued by 1847 Holdings LLC to Spartan Capital Securities, LLC on May 8, 2024 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on May 14, 2024)
4.12	Warrant Agency Agreement, dated August 11, 2023, between 1847 Holdings LLC and VStock Transfer, LLC and Form of Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 14, 2023)
4.13	Common Share Purchase Warrant issued by 1847 Holdings LLC to Spartan Capital Securities, LLC on August 11, 2023 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on August 14, 2023)
4.14	Common Share Purchase Warrant issued by 1847 Holdings LLC to J.H. Darbie & Co., Inc. on February 22, 2023 (incorporated by reference to Exhibit 4.6 to Amendment No. 1 to Registration Statement on Form S-3 filed on April 28, 2023)
4.15	Common Share Purchase Warrant issued by 1847 Holdings LLC to J.H. Darbie & Co., Inc. on February 9, 2023 (incorporated by reference to Exhibit 4.10 to Amendment No. 1 to Registration Statement on Form S-3 filed on April 28, 2023)
4.16	Common Share Purchase Warrant issued by 1847 Holdings LLC to J.H. Darbie & Co., Inc. on February 3, 2023 (incorporated by reference to Exhibit 4.13 to Amendment No. 1 to Registration Statement on Form S-3 filed on April 28, 2023)
4.17	Common Share Purchase Warrant issued to Craft Capital Management LLC on August 5, 2022 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 8, 2022)
4.18	Common Share Purchase Warrant issued to R.F. Lafferty & Co. Inc. on August 5, 2022 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on August 8, 2022)
4.19	Warrant for Common Shares issued by 1847 Holdings LLC to J.H. Darbie & Co., Inc. on July 8, 2022 (incorporated by reference to Exhibit 4.18 to the Registration Statement on Form S-3 filed on February 1, 2023)
4.20	Warrant for Common Shares issued by 1847 Holdings LLC to Leonite Capital LLC on October 8, 2021 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on October 13, 2021)
10.1*	Note Extension Agreement, dated June 18, 2026, between 1847 Holdings and Target Capital 15 LLC
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Inline XBRL Document Set for the unaudited condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2026	1847 HOLDINGS LLC

/s/ Ellery W. Roberts
Name: Ellery W. Roberts
Title: Chief Executive Officer
(Principal Executive Officer)

/s/ Vernice L. Howard
Name: Vernice L. Howard
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)